Form 10-K
period 2011-03-31
NGL Energy Partners LP
filed 2011-06-29
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35172

NGL Energy Partners LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3427920
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6120 South Yale Avenue Suite 805 Tulsa, Oklahoma	74136
(Address of Principal Executive Offices)	(Zip code)

(918) 481-1119

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant was not a public company as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its common  units held by non-affiliates as of such date.

As of June 27, 2011, there were 8,864,222 common units and 5,919,346 subordinated units issued and outstanding.

i

Forward-Looking Statements

This annual report contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•                                          the prices and market demand for propane;

•                                          energy prices generally;

•                                          the prices of propane compared to the price of alternative and competing fuels;

•                                          the general level of petroleum product demand and the availability and price of propane supplies;

•                                          the level of domestic oil, propane and natural gas production;

•                                          the availability of imported oil and natural gas;

•                                          the ability to obtain adequate supplies of propane for retail sale in the event of an interruption in supply or transportation and the availability of capacity to transport propane to market areas;

•                                          actions taken by foreign oil and gas producing nations;

•                                          the political and economic stability of petroleum producing nations;

•                                          the effect of weather conditions on demand for oil, natural gas and propane;

•                                          availability of local, intrastate and interstate transportation systems;

•                                          availability and marketing of competitive fuels;

•                                          the impact of energy conservation efforts;

•                                          energy efficiencies and technological trends;

•                                          governmental regulation and taxation;

•                                          hazards or operating risks incidental to the transporting and distributing of propane that may not be fully covered by insurance;

•                                          the maturity of the propane industry and competition from other propane distributors;

•                                          loss of key personnel;

•                                          the fees we charge and the margins we realize for our terminal services;

•                                          the nonpayment or nonperformance by our customers;

•                                          the availability and cost of capital and our ability to access certain capital sources;

•                                          a deterioration of the credit and capital markets;

•                                          the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses;

•                                          changes in laws and regulations to which we are subject, including tax, environmental, transportation and employment regulations or new interpretations by regulatory agencies concerning such laws and regulations; and

•                                          the costs and effects of legal and administrative proceedings.

You should not put undue reliance on any forward-looking statements.  All forward-looking statements speak only as of the date of this annual report.  Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise.  When considering forward-looking statements, please review the risks described under “Item 1A — Risk Factors.”

PART I

References in this annual report to (i) “NGL Energy Partners LP,” “we,” “our,” “us” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner, (iii) “Silverthorne Operating LLC” or “operating company” refers to Silverthorne Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, (iv) “NGL Supply” refers to NGL Supply, Inc. for periods prior to our formation and refers to NGL Supply, LLC, a wholly owned subsidiary of Silverthorne Operating LLC, for periods after our formation (v) “Hicksgas” refers to the combined assets and operations of Hicksgas Gifford, Inc., which we refer to as Gifford, and Hicksgas, LLC, a wholly owned subsidiary of Silverthorne Operating LLC which we refer to as Hicks LLC, (vi) the “NGL Energy GP Investor Group” refers to, collectively, the 16 individuals and entities that own all of the outstanding membership interests in our general partner (vii) the “NGL Energy LP Investor Group” refers to, collectively, the 15 individuals and entities that owned all of our outstanding common units before the closing date of our initial public offering, and (viii) the “NGL Energy Investor Group” refers to, collectively, the NGL Energy GP Investor Group and the NGL Energy LP Investor Group.

We were formed on September 8, 2010, and we had no operations from the date of our formation through September 30, 2010.  We have presented various operational data in “Item 1 — Business” for the six months ended March 31, 2011, which is the period from the inception of our operations on October 1, 2010 to the end of our fiscal year on March 31, 2011.  A significant percentage of our propane sales occur during the peak heating season of October through March, and the operational data for the six month period may not be comparable to the same operational data for a full fiscal year period.

Item 1.                     Business

Overview

We are a Delaware limited partnership formed in September 2010. As part of our formation, we acquired and combined the assets and operations of NGL Supply, primarily a wholesale propane and terminaling business founded in 1967, and Hicksgas, primarily a retail propane business founded in 1940. We own and, through our subsidiaries, operate a vertically integrated propane business with three operating segments: midstream; wholesale supply and marketing; and retail propane. We engage in the following activities through our operating segments:

•                  our midstream business, which currently consists of our propane terminaling business, takes delivery of propane from pipelines and trucks at our propane terminals and transfers the propane to third party transport trucks for delivery to retailers, wholesalers and other customers;

•                  our wholesale supply and marketing business supplies propane and other natural gas liquids and provides related storage to retailers, wholesalers and refiners; and

•                  our retail propane business sells propane to end users consisting of residential, agricultural, commercial and industrial customers.

For more information regarding our operating segments, please see Note 15 to our consolidated financial statements included elsewhere in this annual report.

We serve more than 54,000 retail propane customers in Georgia, Illinois, Indiana and Kansas. We serve approximately 500 wholesale supply and marketing customers in 30 states and approximately 120 midstream customers in Illinois, Missouri and New York. For the six months ended March 31, 2011:

•                  we transferred approximately 110.1 million gallons of propane to our midstream customers through our propane terminals;

•                  we sold approximately 200 million gallons of propane to third party retailers, 160 million gallons of propane through ownership transfers of propane held in storage, 12 million gallons of propane to our retail propane business and 49.5 million gallons of other natural gas liquids (primarily butane and natural gasoline) to refiners; and

•                  we sold approximately 34.1 million gallons of propane to retail customers.

Our businesses represent a combination of “fee-based,” “cost-plus” and “margin-based” revenue generating operations. Our midstream business generates fee-based revenues derived from a cents-per-gallon charge for the transfer of propane volumes, also known as throughput, at our propane terminals. Our wholesale supply and marketing business generates cost-plus revenues. Cost-plus represents our aggregate total propane supply cost plus a margin to cover our replacement cost consisting of cost of capital, storage, transportation, fuel surcharges and an appropriate competitive margin. Our retail propane business generates margin-based revenues, meaning our gross margin depends on the difference between our propane sales price and our total propane supply cost.

Historically, the principal factors affecting our businesses have been demand and our cost of supply, as well as our ability to maintain or expand our realized margin from our margin-based and cost-plus operations. In particular, fluctuations in the price of propane have a direct impact on our reported revenues and may affect our margins depending on our success of passing cost increases on to our retail propane and wholesale supply and marketing customers.

Initial Public Offering

On May 17, 2011, we completed our initial public offering of 3,500,000 common units at a price of $21.00 per common unit. Our common units are listed on the NYSE under the symbol “NGL.”  We received gross offering proceeds of $73.5 million less approximately $8.2 million for underwriting discounts and commissions, a structuring fee and offering expenses.  We used the net offering proceeds of $65.3 million to repay approximately $65.0 million of borrowings under our revolving credit facility and for general partnership purposes.

On May 18, 2011, the underwriters exercised in full their option to purchase an additional 525,000 common units from us at the initial public offering price.  We received gross proceeds of approximately $11.0 million less approximately $825,000 for underwriting discounts and commissions, a structuring fee and offering expenses.  We used the net offering proceeds of $10.2 million to redeem 175,000 common units from the members of the NGL Energy LP Investor Group on a pro rata basis at a price per unit equal to the proceeds per common unit before expenses but after deducting underwriting discounts and commissions and a structuring fee and for general partnership purposes.

Upon completion of our initial public offering and the underwriters’ exercise in full of their option to purchase additional common units from us and the redemption, we had outstanding 8,864,222 common units, 5,919,346 subordinated units, a 0.1% general partner interests and incentive distribution rights, or IDRs.  The public owned an approximately 27.2% limited partner interest in us and the NGL Energy LP Investor Group owned an approximately 72.7% limited partner interest in us.  IDRs entitle the holder to specified increasing percentages of cash distributions as our per-unit cash distributions increase above specified levels.

Our Business Strategies

Our principal business objective is to increase the quarterly distributions that we pay to our unitholders over time while ensuring the ongoing stability of our business. We expect to achieve this objective by executing the following strategies:

•                  Grow through strategic acquisitions that complement our existing vertically integrated propane business model and expand our operations into the natural gas midstream business.

•                  Achieve organic growth by pursuing opportunities to grow volumes and margins and invest in new assets that will enhance our operations with an attractive rate of return.

•                  Focus on consistent annual cash flows by adding operations that generate fee-based, cost-plus or margin-based revenues.

•                  Maintain a disciplined capital structure characterized by lower levels of financial leverage and a cash distribution policy that complements our acquisition and organic growth strategies.

Our Competitive Strengths

We believe that we are well-positioned to successfully execute our business strategies and achieve our principal business objective because of the following competitive strengths:

•                  Our experienced management team with extensive acquisition and integration experience.

•                  Our vertically integrated and diversified operations help us generate more predictable cash flows on a year-to-year basis.

•                  Our high percentage of retail sales to residential customers, who are generally more stable purchasers of propane and generate higher margins than other customers.

•                  Our wholesale supply and marketing business, which provides us with a growing income stream as well as valuable market intelligence that helps us identify potential acquisition opportunities.

•                  Our state-of-the-art propane terminals and capacity on the ConocoPhillips Blue Line Pipeline.

Our Operating Segments

Midstream

Overview.  Our midstream business, which currently consists of our propane terminaling business, takes delivery of propane from a pipeline or truck at our propane terminals and transfers the propane to third party trucks for delivery to propane retailers, wholesalers and other customers. For the six months ended March 31, 2011, our propane terminals had annual throughput in excess of 110.1 million gallons of propane.

Operations.  Our midstream assets consist of our three propane terminals in East St. Louis, Illinois; Jefferson City, Missouri; and St. Catharines, Ontario. All three of our propane terminals have on-site staff and state-of-the-art technology, including environmental and safety systems, online information systems, automatic loading and unloading of propane, and security cameras. Our propane terminals also have automated truck loading and unloading facilities that operate 24 hours a day. These automated facilities provide for control of security, allocations, credit and carrier certification by remote input of data.

Our throughput volumes from our terminals were 110 million gallons during the six months ended March 31, 2011. We have the ability to expand our storage and loading and unloading capacity and the opportunity to increase annual throughputs at each of our propane terminals with relatively minimal additional operating costs.

The following chart shows the approximate maximum daily throughput capacity at each of our propane terminals:

Facility	Throughput Capacity (in gallons per day)
East St. Louis, Illinois	883,000
Jefferson City, Missouri	883,000
St. Catharines, Ontario	700,000
Total	2,466,000

We have operating agreements with third parties for each of our propane terminals. The terminals in Illinois and Missouri are operated for us by ConocoPhillips for a monthly fee under an operating and maintenance agreement that has a base term that expires in 2012 with a five-year extension to 2017 at our option. Our facility in Ontario is operated by a third party under a year to-year agreement.

We own the propane terminal assets and either have easements or lease the land on which the terminaling assets are located. The propane terminals in Missouri and Illinois have perpetual easements, and the propane terminal in Ontario has a long-term lease that expires in 2022.

Customers.  We are the exclusive service provider at each of our propane terminals, serving approximately 120 customers in Illinois, Missouri and New York. During times of allocation and supply disruptions on competing common carrier pipeline terminals, our propane terminaling coverage area extends to customers located in Arkansas, Indiana, Iowa, Kansas, Kentucky, Ohio, Pennsylvania and Tennessee.

Seasonality.  The volumes we transfer in our midstream business are based on retail and wholesale propane sales. As a result, our midstream business is affected by the weather in a manner similar to our retail propane and wholesale supply and marketing businesses.

Wholesale Supply and Marketing

Overview.  Our wholesale supply and marketing business provides propane procurement, storage, transportation and supply services to customers through assets owned by us and third parties. Our wholesale supply and marketing business also obtains the majority of the propane supply for our retail propane business. We also sell butanes and natural gasolines to refiners for use as blending stocks.

Operations.  We procure propane from refiners, gas processing plants, producers and other resellers for delivery to leased storage space, common carrier pipelines, rail car terminals and direct to certain customers. Our customers take delivery by loading propane into transport vehicles from common carrier pipeline terminals, private terminals, our propane terminals, directly from refineries and rail terminals and by rail car.

Approximately 41% of our wholesale propane gallons are presold to third party retailers and wholesalers at a fixed price under back-to-back contractual arrangements. Back-to-back arrangements, in which we balance our contractual portfolio by buying propane supply when we have a matching purchase commitment from our wholesale customers, protects our margins and eliminates commodity price risk. Pre-sales also reduce the impact of warm weather because the customer is required to take delivery of the propane regardless of the weather. We generally require cash deposits from these customers. In addition, on a daily basis we have the ability to balance our inventory by buying or selling propane, butanes and natural gasoline to refiners, resellers and propane producers through pipeline inventory transfers at major storage hubs.

In order to secure available supply during the heating season, we are often required to purchase volumes of propane during the off season. In order to mitigate storage costs, we sell those volumes in place through ownership transfers at a lesser margin than we earn in our wholesale truck and rail business. For the six months ended March  31, 2011, this activity consisted of approximately 160 million gallons.

The following map shows certain assets owned by us and third parties that we utilize in our wholesale supply and marketing business, including seven common carrier pipelines, refinery terminals, railcar terminals, leased storage facilities, and our propane terminals:

We lease propane storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers. We have approximately 36 million gallons of leased propane storage space at the ConocoPhillips facility in Borger, Texas under an agreement that expires in March 2012. We are currently in discussions with ConocoPhillips regarding the renewal of this storage space lease agreement. In addition to our leased propane storage space at the Borger facility, we lease approximately 32 million gallons of storage space for propane and other natural gas liquids in various storage hubs in Kansas, Mississippi and Texas.

The following chart shows our leased storage space at propane storage facilities and interconnects to those facilities:

Storage Facility	Leased Storage Space (in gallons)	Storage Interconnects
Borger, Texas	35,700,000	Connected to ConocoPhillips Blue Line Pipeline
Conway, Kansas	19,120,000	Connected to Enterprise Mid-America and NuStar Pipelines
Bushton, Kansas	9,450,000	Connected to ONEOK North System Pipeline
Mont Belvieu, Texas	2,100,000	Connected to Enterprise Texas Eastern Products Pipeline
Hattiesburg, Mississippi	2,100,000	Connected to Enterprise Dixie Pipeline
Total	68,470,000

During the typical heating season from September 15 through March 15 each year, we have the right to utilize ConocoPhillips’ capacity as a shipper on the Blue Line pipeline to transport propane from our leased storage space to our terminals in Illinois and Missouri. During the remainder of the year, we have access to available capacity on the Blue Line pipeline on the same basis as other shippers.

Customers.  Our wholesale supply and marketing business serves approximately 500 customers in 30 states concentrated in the Mid-Continent, Northeast and Southeast. Our wholesale supply and marketing business serves national, regional and independent retail, industrial, wholesale, petrochemical, refiner and propane production customers. Our wholesale supply and marketing business also supplies the majority of the propane for our retail propane business. We deliver the propane supply to our customer at terminals located on seven common carrier pipeline systems, five rail terminals, five refineries and major U.S. propane storage hubs. For the six months ended March 31, 2011, our five largest wholesale customers represented only 35.2% of the total sales of our wholesale supply and marketing business.

Seasonality.  Our wholesale supply and marketing business is affected by the weather in a similar manner as our retail propane business. However, we are able to partially mitigate the effects of seasonality by pre-selling approximately 42% of our wholesale supply and marketing volumes to retailers and wholesalers and requiring the customer to take delivery regardless of the weather.

Retail Propane

Overview.  Our retail propane business consists of the retail marketing, sale and distribution of propane, including the sale and lease of propane tanks, equipment and supplies, to more than 54,000 residential, agricultural, commercial and industrial customers.  Based on industry statistics from LPGas magazine, we believe that we are the 12th largest domestic retail propane distribution company by volume.  We purchase the majority of the propane sold in our retail propane business from our wholesale supply and marketing business, which provides our retail propane business with a stable and secure supply of propane.

Operations.  We market retail propane in Georgia, Illinois, Indiana and Kansas through our customer service locations using the Hicksgas, Propane Central and Brantley Gas regional brand names.  We sell propane primarily in rural areas, but we also have a number of customers in suburban areas where energy alternatives to propane such as natural gas are not generally available.  We own or lease 44 customer service locations and 37 satellite distribution locations, with aggregate above ground propane storage capacity of approximately four million gallons.  Our customer service locations are staffed and operated to service a defined geographic market area and typically include a business office, product showroom and secondary propane storage.  Our bulk delivery trucks refill their propane supply at our satellite distribution locations, which are unmanned above ground storage tanks, allowing our customer service centers to serve an extended market area.

Our customer service locations in Illinois and Indiana also rent approximately 15,000 water softeners and filters, primarily to residential customers in rural areas to treat well water or other problem water. We sell water conditioning equipment and treatment supplies as well. Although the water conditioning portion of our retail propane business is small, it generates steady year round revenues. The customer bases in Illinois and Indiana for retail propane and water conditioning have significant overlap, providing the opportunity to cross-sell both products between those customer bases.

The following table shows the number of our customer service locations and satellite distribution locations by state:

State	Number of Customer Service Locations	Number of Satellite Distribution Locations
Georgia	6	—
Illinois	25	17
Indiana	7	2
Kansas	6	18
Total	44	37

Retail deliveries of propane are usually made to customers by means of our fleet of bulk delivery trucks. Propane is pumped from the bulk delivery truck, which generally holds 2,400 to 3,500 gallons, into an above ground storage tank at the customer’s premises. The capacity of these storage tanks ranges from approximately 100 to 350 gallons in milder climates and 500 to 1,000 gallons in colder climates. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of five to 25 gallons. These cylinders are picked up on a delivery route, refilled at our customer service locations and then returned to the retail customer. Customers can also bring the cylinders to our customer service centers to be refilled.

Approximately 57% of our residential customers receive their propane supply via our automatic route delivery program, which allows us to maximize our delivery efficiency. Our delivery forecasting software system utilizes a customer’s historical consumption patterns combined with current weather conditions to more accurately predict the optimal time to refill their tank. The delivery information is then uploaded to routing software to calculate the most cost effective delivery route. Our automatic delivery program eliminates the customer’s need to make an affirmative purchase decision, promotes customer retention by ensuring an uninterrupted supply of propane and enables us to efficiently route deliveries on a regular basis. Some of our purchase plans, such as level payment billing, fixed price and price cap programs, further promote our automatic delivery program.

Customers.  Our retail propane customers fall into three broad categories: residential; agricultural; and commercial and industrial. During the six months ended March 31, 2011, our retail propane sales volumes were comprised of approximately:

•                  80% to residential customers;

•                  5% to agricultural customers; and

•                  15% to commercial and industrial customers.

No single customer accounted for more than 0.5% of our retail propane volumes during the six months ended March 31, 2011.

Seasonality.  The retail propane business is largely seasonal due to the primary use of propane as a heating fuel. In particular, residential and agricultural customers who use propane to heat homes and livestock buildings generally only need to purchase propane during the typical fall and winter heating season. Propane sales to agricultural customers who use propane for crop drying are also seasonal, although the impact on our retail propane volumes sold varies from year to year depending on the moisture content of the crop and the ambient temperature at the time of harvest. Propane sales to commercial and industrial customers, while affected by economic patterns, are not as seasonal as are sales to residential and agricultural customers.

Competition

Overview.  Our retail propane, wholesale supply and marketing and midstream businesses all face significant competition. The primary factors on which we compete are:

•                  price;

•                  availability of supply;

•                  level and quality of service;

•                  available space on common carrier pipelines;

•                  storage availability;

•                  obtaining and retaining customers; and

•                  the acquisition of businesses.

Our competitors generally include other propane retailers and wholesalers, companies involved in the propane and other natural gas liquids midstream industry (such as terminal and refinery operations) and companies involved in the sale of natural gas, fuel oil and electricity, some of which have greater financial resources than we do.

Midstream.  We encounter competition in our midstream business, primarily from companies that own terminal facilities close to our terminals. However, due to the location of our terminals and our ability to move propane to and from such locations, we believe we are the primary terminal and wholesale supplier of propane in an area surrounding our terminals. We are the exclusive service provider at each of our propane terminals, which allows us to serve additional markets and increase our throughput during periods of propane supply disruption among our competitors. In addition, our third party operating agreements provide us with a relatively fixed operating cost at each of our three terminal locations.

Wholesale Supply and Marketing.  The wholesale supply and marketing business is also highly competitive. Our competitors include producers and independent regional wholesalers. Propane sales to retail distributors and large volume, direct shipment industrial end users are more price sensitive and frequently involve a competitive bidding process. Although the wholesale supply and marketing business has lower margins than the retail propane business, we believe that our wholesale supply and marketing business provides us with a stronger regional presence and a stable and secure supply base for our retail propane business and positions us well for expansion through acquisitions or start-up operations in new markets.

We compete with integrated petroleum companies, independent terminal companies and distribution companies to purchase and lease propane storage. We believe the storage portion of our wholesale supply and marketing business is well-positioned in the markets we serve. All of our leased propane storage spaces are located at facilities connected to common carrier pipeline systems.

Retail Propane.  In our retail propane business, we compete with alternative energy sources and with other companies engaged in the retail propane distribution business. Competition with other retail propane distributors in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi state propane marketers, smaller local independent marketers and farm cooperatives. Our customer service locations generally have one to five competitors in their market area. According to statistics in LPGas magazine:

•                  the ten largest retailers account for less than 39% of the total retail sales of propane in the United States;

•                  no single retail propane business has a greater than 10% share of the total retail propane market in the United States; and

•                  the propane retailers nationally range in size from less than 100,000 gallons to over 500 million gallons sold annually.

The competitive landscape of the markets that we serve has been fairly stable. Each customer service location operates in its own competitive environment since retailers are located in close proximity to their customers because of delivery economics. Our customer service locations generally have an effective marketing radius of approximately 25 miles, although in certain areas the marketing radius may be extended by satellite distribution locations.

The ability to compete effectively depends on the ability to provide superior customer service, which includes reliability of supply, quality equipment, well-trained service staff, efficient delivery, 24-hours-a-day service for emergency repairs and deliveries, multiple payment and purchase options and the ability to maintain competitive prices. Additionally, we believe that our safety programs, policies and procedures are more comprehensive than many of our smaller, independent competitors, which ensures a higher level of service to our customers. We also believe that our overall service capabilities and customer responsiveness differentiate us from many of these smaller competitors.

Supply

For the six months ended March 31, 2011, three suppliers accounted for approximately 50.5% of our total cost of sales. We believe that our diversification of suppliers will enable us to purchase all of our propane supply needs at market prices without a material disruption of our operations if supplies are interrupted from a particular source.

The supply of propane for our wholesale supply and marketing business is obtained through multiple sources, but primarily through natural gas processing plants, fractionators and refineries under long-term contractual purchase agreements. The purchase contracts are usually tied to the Oil Price Information Service, or OPIS, index on a daily or weekly basis.

We use pipelines and contract with common carriers, owner operators and railroad tank cars to transport the propane from our sources of supply. Our customer service locations and satellite distribution locations typically have one or more 12,000 to 60,000 gallon storage tanks. Additionally, we lease underground propane storage space from third parties under annual lease agreements.

We purchased all of our propane supply from North American suppliers during the six months ended March 31, 2011. With the exception of our propane supply agreement with ConocoPhillips described below, all of our term propane purchase contracts are year-to-year. The percentage of our propane supply obtained from contract purchases varies from year to year, with the balance purchased on the spot market. Supply contracts generally provide for pricing in accordance with OPIS based pricing at the time of delivery or the current spot market prices at major storage locations.

We have a propane supply agreement with ConocoPhillips pursuant to which ConocoPhillips is required to supply us with weekly volumes of propane. The primary term of this agreement expires in 2012, and the agreement is renewable for a five-year period at our option followed by a year-to-year continuation. We expect to exercise our option to extend this agreement through 2017.

Pricing Policy

Midstream.  In our midstream business, we primarily earn fees derived from a cents-per-gallon charge for the volumes transferred through our propane terminals. As a result, our midstream business is not directly impacted by fluctuations in the price of propane.

Wholesale Supply and Marketing.  In our wholesale supply and marketing business, we offer our customers three categories of contracts for propane sourced from common carrier pipelines:

•                  customer pre-buys, which typically require deposits based on market pricing conditions and have terms ranging from 60 to 365 days;

•                  rack barrel, which is a posted price at time of delivery; and

•                  load package, a firm price agreement for customers seeking to purchase specific volumes delivered during a specific time period.

We use back-to-back contractual agreements for a majority of our wholesale supply and marketing sales to limit exposure to commodity price risk and protect our margins. We are able to match our supply and sales commitments by offering our customers purchase contracts with flexible price, location, storage and ratable delivery. However, certain common carrier pipelines require us to keep minimum in-line inventory balances year round to conduct our daily business, and these volumes may not be matched with a purchase commitment.

We generally require deposits from our customers for fixed priced future delivery of propane if the delivery date is more than 30 days after the time of sale.

Retail Propane.  Our pricing policy is an essential element in the successful marketing of retail propane. We protect our margin by adjusting our retail propane pricing based on, among other things, prevailing supply costs, local market conditions and input from management at our customer service locations. We rely on our regional management to set prices based on these factors. Our regional managers are advised regularly of any changes in the delivered cost of propane, potential supply disruptions, changes in industry inventory levels and possible trends in the future cost of propane. We believe the market intelligence provided by our wholesale supply and marketing business combined with our propane pricing methods allows us to respond to changes in supply costs in a manner that protects our customer base and our margins.

Billing and Collection Procedures

Midstream.  In our midstream business, we have a mix of customers similar to that of our wholesale supply and marketing business. We perform similar credit approval and receivable monitoring procedures as we do for our wholesale supply and marketing business. Our midstream customers include independent distributors, regional propane companies and large U.S. marketers. We utilize similar contracts at all of our terminals. Since we do not allow other companies to market propane through our propane terminals, we are able to monitor our customer mix, allowing us to better control our credit risk.

Wholesale Supply and Marketing.  Our wholesale supply and marketing customers consist of commercial accounts varying in size from local independent propane distributors to large regional and national propane retailers. These sales tend to be large volume transactions that can range from approximately 10,000 gallons to as much as 1,000,000 gallons, and deliveries can occur over time periods extending from days to as much as a year. We perform credit analysis, require credit approvals, establish credit limits and follow monitoring procedures on our wholesale customers. We believe the following procedures enhance our collection efforts with our wholesale customers:

•                  we require certain customers to prepay or place deposits for their purchases;

•                  we require certain customers to take delivery of their contracted volume ratably to help control the account balance rather than allowing them to take delivery of propane at their discretion;

•                  we review receivable aging analyses regularly to identify issues or trends that may develop; and

•                  we require our sales personnel to manage their wholesale customers’ receivable position and tie a portion of our sales personnel’s compensation to their ability to manage their accounts and minimize and collect past due balances.

Retail Propane.  In our retail propane business, our customer service locations are typically responsible for customer billing and account collection. We believe that this decentralized and more personal approach is beneficial because our local staff has more detailed knowledge of our customers, their needs and their history than would an employee at a remote billing center. Our local staff often develop relationships with our customers that are beneficial in reducing payment time for a number of reasons:

•                  customers are billed on a timely basis;

•                  customers tend to keep accounts receivable balances current when paying a local business and people they know;

•                  many customers prefer the convenience of paying in person and feel paying locally helps support their community; and

•                  billing issues may be handled more quickly because local personnel have current account information and detailed customer history available to them at all times to answer customer inquiries.

Our retail propane customers must comply with our standards for extending credit, which includes submitting a credit application, supplying credit references and undergoing a credit check with an appropriate credit agency.

Trademark and Tradenames

We use a variety of trademarks and tradenames that we own, including NGL, Hicksgas, Propane Central and Brantley Gas. We intend to retain and continue to use the names of the companies that we acquire and believe that this will help maintain the local identification of these companies and will contribute to their continued success though in certain transactions we may change or be required to change the names of such companies. We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Employees

As of March 31, 2011, we had 353 full-time employees, of which 341 were operational and 12 were general and administrative employees. Five of our employees at one of our locations are members of a labor union. We believe that our relations with our employees are satisfactory.

Government Regulation

Environmental

We are subject to various federal, state, and local environmental, health and safety laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. Generally, these laws regulate air and water quality and impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment. While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in our operations may be classified as hazardous. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We also are subject to a variety of federal, state and local permitting and registration requirements relating to protection of the environment.

Safety and Transportation

All states in which we operate have adopted fire safety codes that regulate the storage and distribution of propane. In some states, state agencies administer these laws. In others, municipalities administer them. We conduct training programs to help ensure that our operations comply with applicable governmental regulations. With respect to general operations, each state in which we operate adopts National Fire Protection Association, or NFPA, Pamphlets No. 54 and No. 58, or comparable regulations, which establish a set of rules and procedures governing the safe handling of propane. We believe that the policies and procedures currently in effect at all of our facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

With respect to the transportation of propane by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation, or DOT. We maintain various permits necessary to ensure that our operations comply with applicable regulations. The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source, as well as a propane gas system, any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects employees from adverse employment actions if they provide information to their employers or to the federal government as to pipeline safety.

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas emissions, most notably carbon dioxide, to global warming. In June 2009, the U.S. House of Representatives passed the ACES Act, also known as the Waxman Markey Bill. The ACES Act did not pass the Senate, however, and so was not enacted by the 111th Congress. The ACES Act would have established an economy-wide cap on emissions of greenhouse gases in the United States and would have required most sources of greenhouse gas emissions to obtain and hold “allowances” corresponding to their annual emissions of greenhouse gases. By steadily reducing the number of available allowances over time, the ACES Act would have required a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under such a “cap and trade” system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The ultimate outcome of any possible future legislative initiatives is uncertain. In addition, over one-third of the states have already adopted some legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA recently adopted two sets of regulations addressing greenhouse gas emissions under the Clean Air Act. The first, the “motor vehicle rule,” limits emissions of greenhouse gases from motor vehicles beginning with the 2012 model year. EPA has asserted that these final motor vehicle greenhouse gas emission standards trigger Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule, the “stationary source rule,” to address the permitting of greenhouse gas emissions from stationary sources under the Prevention of Significant Deterioration, or the PSD, and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of greenhouse gas emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their greenhouse gas emissions will be required to also reduce those emissions according to “best available control technology” standards for greenhouse gases that have yet to be developed. Any regulatory or permitting obligation that limits emissions of greenhouse gases could require us to incur costs to reduce emissions of greenhouse gases associated with our operations and also could adversely affect demand for the propane and other natural gas liquids that we transport, store, process, or otherwise handle in connection with our services. The stationary source rule became effective in January 2011, although it remains the subject of several pending lawsuits filed by industry groups.

In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. In November 2010, the EPA finalized its greenhouse gas reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. If the proposed rule is finalized as proposed, reporting of greenhouse gas emissions from such facilities, including many of our facilities, would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in

2011. The final rule, which is applicable to many of our facilities, would require greenhouse gas reporting on an annual basis, beginning in 2012 for emissions occurring in 2011.

Some scientists have suggested climate change from greenhouse gases could increase the severity of extreme weather, such as increased hurricanes and floods, which could damage our facilities. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our propane is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for our products and services. If there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, new climate change regulations may provide us with a competitive advantage over other sources of energy, such as fuel oil and coal.

The trend of more expansive and stringent environmental legislation and regulations, including greenhouse gas regulation, could continue, resulting in increased costs of doing business and consequently affecting our profitability. To the extent laws are enacted or other governmental action is taken that restricts certain aspects of our business or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

Item 1A.            Risk Factors

Limited partner units are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. We urge you to consider carefully the following risk factors together with all of the other information included in this annual report in evaluating an investment in our common units.

If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected. In that case, we might be unable to pay the minimum quarterly distribution on our common units, the trading price of our common units could decline and you could lose all or part of your investment in us.

Risks Related to Our Business

We may not have sufficient cash to enable us to pay the minimum quarterly distribution to our unitholders following the establishment of cash reserves by our general partner and the payment of costs and expenses, including reimbursement of expenses to our general partner.

We may not have sufficient cash each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our common and subordinated units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•                  weather conditions in our operating areas;

•                  the cost of propane that we buy for resale and whether we are able to pass along cost increases to our customers;

•                  the volume of propane throughput in our terminals;

•                  disruptions in the availability of propane supply;

•                  the level of competition from other propane companies and other energy providers; and

•                  prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution also depends on other factors, some of which are beyond our control, including:

•                  the level of capital expenditures we make;

•                  the cost of acquisitions, if any;

•                  restrictions contained in our revolving credit facility and other debt service requirements;

•                  fluctuations in working capital needs;

•                  our ability to borrow funds and access capital markets;

•                  the amount, if any, of cash reserves established by our general partner; and

•                  other business risks discussed in this annual report that potentially affect our cash levels.

Because of all these factors, we may not have sufficient available cash each quarter to be able to pay the minimum quarterly distribution.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we realize net income.

The amount of cash we have available for distribution depends primarily on our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial accounting purposes and may not make cash distributions during periods when we record net income for financial accounting purposes.

Current conditions in the global capital and credit markets, and general economic pressures, may adversely affect our financial position and results of operations.

Our business and operating results are materially affected by worldwide economic conditions. Current conditions in the global capital and credit markets and general economic pressures have led to declining consumer and business confidence, increased market volatility and widespread reduction of business activity generally. As a result of this turmoil, coupled with increasing energy prices, our customers may experience cash flow shortages which may lead to delayed or cancelled plans to purchase our products, and affect the ability of our customers to pay for our products. In addition, disruptions in the U.S. residential mortgage market, increases in mortgage foreclosure rates and failures of lending institutions may adversely affect retail customer demand for our products (in particular, products used for home heating and home comfort equipment) and our business and results of operations.

Our retail propane operations are concentrated in the Midwest and Southeast, and localized warmer weather and/or economic downturns may adversely affect demand for propane in those regions, thereby affecting our financial condition and results of operations.

A substantial portion of our retail propane sales are to residential customers located in the Midwest and Southeast who rely heavily on propane for heating purposes. A significant percentage of our retail propane volume is attributable to sales during the peak heating season of October through March. Warmer weather may result in reduced sales volumes that could adversely impact our operating results and financial condition. In addition, adverse economic conditions in areas where our retail propane operations are concentrated may cause our residential customers to reduce their use of propane regardless of weather conditions. Localized warmer weather and/or economic downturns may have a significantly greater impact on our operating results and financial condition than if our retail propane business were less concentrated.

Widely fluctuating propane prices could adversely affect our ability to finance our working capital needs.

The price for propane is subject to wide fluctuations and depends on numerous factors beyond our control. If propane prices were to increase substantially, our working capital needs would increase to the extent that we are required to maintain propane inventory that has not been pre-sold and our ability to finance our working capital could be adversely affected. If propane prices were to decline significantly for a prolonged period, the decreased value of our propane inventory could potentially result in a reduction of the borrowing base under our working capital facility and we could be required to liquidate propane inventory that we have already pre-sold.

We have certain agreements with ConocoPhillips related to the operation and maintenance of two of our propane terminals, our propane supply, the lease of a propane storage facility in Borger, Texas and the right to utilize ConocoPhillips’ capacity as a shipper on the Blue Line pipeline. The termination of, or significant modification to, these agreements could have a negative impact on our financial condition and results of operations.

In connection with the purchase by NGL Supply of the propane terminals of ConocoPhillips, we executed several agreements in November 2002, including the following:

•                  an operating and maintenance agreement for the propane terminals and common facilities located in Missouri and Illinois;

•                  a propane supply agreement under which we are able to purchase, exchange and deliver specified gallons of propane per week and access the ConocoPhillips Blue Line pipeline to ship propane from Borger, Texas and the Conway, Kansas storage hubs to our propane terminal locations in Missouri and

Illinois, including the right to utilize ConocoPhillips’ capacity as a shipper on the Blue Line pipeline from September 15 through March 15 each year; and

•                  a propane storage lease agreement under which we have leased storage space of approximately 36 million gallons in Borger, Texas.

The operating and maintenance agreement and the propane supply agreement each expire in November 2012 and provide for a five year extension period at our option followed by a year to year continuation. The propane storage lease agreement expires in March 2012, and we are in discussions with ConocoPhillips regarding the extension of this agreement. Significant changes to such agreements or our inability to extend such agreements could have a negative effect on our financial condition and results of operations.

If we do not successfully identify acquisition candidates, complete accretive acquisitions on economically acceptable terms or adequately integrate the acquired operations into our existing operations, our future financial performance may be adversely affected and our growth may be limited.

The propane industry is a mature industry. We anticipate only limited growth in total national demand for propane in the near future. Increased competition from alternative energy sources has limited growth in the propane industry, and year-to-year industry volumes are primarily impacted by fluctuations in weather and economic conditions. In addition, our retail propane business concentrates on sales to residential customers, but because of longstanding customer relationships that are typical in the retail residential propane industry, the inconvenience of switching tanks and suppliers and propane’s generally higher cost as compared to certain other energy sources, we may have difficulty in increasing our retail customer base other than through acquisitions. Therefore, while our business strategy includes expanding our existing operations through internal growth, our ability to grow within the industry will depend principally on acquisitions.

There can be no assurance that we will identify attractive acquisition candidates in the future, that we will be able to acquire such businesses on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions or that any additional debt that we incur to finance an acquisition will not affect our ability to make distributions to unitholders. Covenants in our revolving credit facility may also limit the amount and types of indebtedness that we may incur to finance acquisitions and any new debt we incur to finance acquisitions may adversely affect our ability to make distributions to our unitholders.

In addition, we may be unable to grow as rapidly as we expect through acquiring additional businesses for various reasons, including the following:

•                  We will use our cash from operations primarily for reinvestment in our business and distributions to unitholders. The extent to which we are unable to use cash or access capital to pay for additional acquisitions may limit our growth and impair operating results.

•                  Due to the consolidation that has occurred in the retail propane industry, competition for acquisitions has intensified, making it more difficult to acquire businesses on economically acceptable terms.

•                  Although we intend to use common units as an acquisition currency, some prospective sellers may be unwilling to accept units as consideration and their issuance in some circumstances may be dilutive to our existing unitholders.

Moreover, acquisitions involve potential risks, including:

•                  the inability to integrate the operations of recently acquired businesses;

•                  the assumption of unknown liabilities;

•                  limitations on rights to indemnity from the seller;

•                  mistaken assumptions about the overall costs of equity or debt or synergies;

•                  unforeseen difficulties operating in new geographic areas;

•                  the diversion of management’s and employees’ attention from other business concerns;

•                  customer or key employee loss from the acquired businesses; and

•                  a significant increase in our indebtedness and related interest expense.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Part of our growth strategy includes acquiring businesses with operations that may be distinct and separate from our existing operations, which could subject us to additional business and operating risks.

We may expand our operations into businesses that differ from our existing operations, such as the natural gas midstream business (including, but not limited to, natural gas gathering, processing and transportation). Integration of new businesses is a complex, costly and time-consuming process and may involve assets with which we have limited operating experience. Failure to timely and successfully integrate acquired businesses into our existing operations may have a material adverse effect on our business, financial condition or results of operations. The difficulties of integrating new businesses into our existing operations include, among other things: operating distinct businesses that require different operating strategies and different managerial expertise; the necessity of coordinating organizations, systems and facilities in different locations; integrating personnel with diverse business backgrounds and organizational cultures; and consolidating corporate and administrative functions. In addition, the diversion of our attention and any delays or difficulties encountered in connection with the integration of the new businesses, such as unanticipated liabilities or costs, could harm our existing business, results of operations, financial condition or prospects. Furthermore, new businesses will subject us to additional business and operating risks such as the acquisitions not being accretive to our unitholders as a result of decreased profitability, increased interest expense related to debt we incur to make such acquisitions or an inability to successfully integrate those operations into our overall business operation. The realization of any of these risks could have a material adverse effect on our financial condition or results of operations.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our future level of debt could have important consequences to us, including the following:

•                  our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•                  our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make principal and interest payments on our debt;

•                  we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•                  our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic and weather conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may be unable to effect any of these actions on satisfactory terms or at all.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and the value of our common units.

Our revolving credit facility limits our ability to, among other things:

•                  incur additional debt or letters of credit;

•                  redeem or repurchase units;

•                  make certain loans, investments and acquisitions;

•                  incur certain liens or permit them to exist;

•                  engage in sale and leaseback transactions;

•                  prepay, redeem or purchase certain indebtedness;

•                  enter into certain types of transactions with affiliates;

•                  enter into agreements limiting subsidiary distributions;

•                  change the nature of our business or enter into a substantially different business;

•                  merge or consolidate with another company; and

•                  transfer or otherwise dispose of assets.

We are permitted to make distributions to our unitholders under our revolving credit facility so long as no default or event of default exists both immediately before and after giving effect to the declaration and payment of the distribution and the distribution does not exceed available cash for such quarterly period. Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. Please read “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Sources of Capital and Capital Resource Activities — Revolving Credit Facility.”

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a covenant violation, default or an event of default that could enable our lenders, subject to the terms and conditions of our revolving credit facility, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield oriented securities, our unit price will be impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

Our results of operations could be negatively impacted by price and inventory risk related to our business and management of these risks.

Generally, we attempt to maintain an inventory position that is substantially balanced between our purchases and sales, including our future delivery obligations. We attempt to obtain a certain gross margin for our propane purchases by selling our propane to our wholesale and retail market customers which include third party consumers, other wholesalers and retailers, and others. Our strategy may be ineffective in limiting our price and inventory risks if, for example, market, weather or other conditions prevent or allocate the delivery of physical product during periods of peak demand. If the market price falls below the cost at which we made such purchases, it could adversely affect our profits. Any event that disrupts our expected supply of propane could expose us to a risk of loss through price changes if we were required to obtain supply at increased prices that cannot be passed through to our customers. While we attempt to balance our inventory position through our normal risk management policies and practices, it is not possible to eliminate all price risks.

Our risk management policies cannot eliminate all risks. In addition, any non-compliance with our risk management policies could result in significant financial losses.

Although we have risk management policies and systems that are intended to quantify and manage risk, some degree of exposure to unforeseen fluctuations in market conditions remains. In addition, our wholesale operations involve a level of risk from non-compliance with our stated risk management policies. We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and future sales and delivery obligations. However, we cannot assure you that our processes will detect and prevent all violations of our risk management policies, particularly if such violation involves deception or other intentional misconduct. There is no assurance that our risk management procedures will prevent losses that would negatively affect our business, financial condition and results of operations.

The counterparties to our commodity derivative and physical purchase and sale contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

We encounter risk of counterparty non-performance primarily in our wholesale supply and marketing business. Disruptions in the supply of propane and in the oil and gas commodities sector overall for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our ability to obtain supply to fulfill our sales delivery commitments or obtain supply at reasonable prices, which could result in decreased gross margins and profitability, thereby impairing our ability to make distributions to our unitholders.

Our use of derivative financial instruments could have an adverse effect on our results of operations.

We have used derivative financial instruments as a means to protect against commodity price risk or interest rate risk and expect to continue to do so. We may, as a component of our overall business strategy, increase or decrease from time to time our use of such derivative financial instruments in the future. Our use of such derivative financial instruments could cause us to forego the economic benefits we would otherwise realize if commodity prices or interest rates were to change in our favor. In addition, although we monitor such activities in our risk management processes and procedures, such activities could result in losses, which could adversely affect our results of operations and impair our ability to make distributions to our unitholders.

If the price of propane increases suddenly and sharply, we may be unable to pass on the increase to our retail customers and our retail customers may conserve their propane use or convert to alternative energy sources, thereby adversely affecting our profit margins.

The propane industry is a “margin-based” business in which our realized gross margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in the wholesale prices of propane caused by changes in supply or other market conditions. The timing of cost increases by our propane suppliers can significantly affect our gross margins because we may be unable to immediately pass through rapid increases in the wholesale costs of propane to our retail customers, if at all. We have no control over supply or market conditions. In general, product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points. Sudden and extended wholesale price increases could reduce our gross margins and could, if continued over an extended period of time, reduce demand by encouraging our retail customers to conserve or convert to alternative energy sources.

If we fail to develop or maintain an effective system of internal controls, including internal controls over financial reporting, we may be unable to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

Prior to our initial public offering, we were not required to file reports with the SEC. Upon the completion of our initial public offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may be unsuccessful, and we may be unable to maintain effective controls over financial reporting, including our disclosure controls, in the future or to comply with our reporting obligations under Section 404 of the Sarbanes Oxley Act of 2002, or Section 404. For example, Section 404 will require us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. We must comply with Section 404 for our fiscal year ending March 31, 2012.

Any failure to develop, implement or maintain effective internal controls over financial reporting and disclosure controls or to improve our internal controls, in particular any identified material weaknesses in such controls, could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

Material weaknesses were previously identified in the internal control over financial reporting of certain of the businesses that were conveyed to us in the formation transactions. If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

In connection with its audits of the consolidated financial statements of certain of the businesses contributed to us in the formation transactions for periods prior to the formation transactions, our auditors identified material weaknesses in the internal controls over financial reporting of these acquired businesses. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement in financial statements would not be prevented, or detected on a timely basis. If the measures we have taken to address the material weaknesses relating to these acquired businesses are not effective or we are unable to maintain any other necessary controls we may implement in the future, our management might not be able to certify the adequacy of our internal controls over financial reporting when required to do so by the Sarbanes Oxley Act of 2002 and the rules adopted by the SEC thereunder. Furthermore, under these circumstances our auditors may be unable to issue an unqualified opinion regarding the effectiveness of our internal controls over financial reporting.  If we fail to maintain adequate internal controls in the future or otherwise experience material weaknesses in our internal controls over financial reporting, such event could adversely effect our ability to accurately report our financial results, cause investors to lose confidence in our financial reporting and cause the trading price of our common units to decline.

Natural disasters, such as hurricanes, could have an adverse effect on our business, financial condition and results of operations.

Hurricanes and other natural disasters could cause serious damage or destruction to homes, business structures and the operations of our retail and wholesale customers. For example, any such disaster that occurred in the Gulf Coast region could seriously disrupt the supply of propane and cause serious shortages in various areas, including the areas in which we operate. Such disruptions could potentially have a material adverse impact on our business, financial condition, results of operations and cash flows, which could impair our ability to make distributions to our unitholders.

An impairment of goodwill and intangible assets could reduce our earnings.

As of March 31, 2011, we had reported goodwill and intangible assets of approximately $25.0 million. Such assets are subject to impairment reviews on an annual basis or earlier if information indicates that such asset values have been impaired. Any impairment we would be required to record under GAAP would result in a charge to our income, which would reduce our earnings.

The highly competitive nature of the retail propane business could cause us to lose customers, affect our ability to acquire new customers in our existing locations, thereby reducing our revenues or impairing our ability to expand our operations.

We encounter competition with other retail propane companies who are larger and have substantially greater financial resources than we do, which may provide them with certain advantages. Also, because of relatively low barriers to entry into the retail propane business, numerous small retail propane distributors, as well as companies not engaged in retail propane distribution, may enter our markets and compete with our retail business. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. The principal factors influencing competition with other retail propane businesses are:

•                  price;

•                  reliability and quality of service;

•                  responsiveness to customer needs;

•                  safety standards and compliance with such standards;

•                  long-standing customer relationships;

•                  the inconvenience of switching tanks and suppliers; and

•                  the lack of growth in the industry.

We can make no assurances that we will be able to compete successfully on the basis of these factors. If a competitor attempts to increase market share by reducing prices, we may lose customers, which would reduce our revenues.

If we are unable to purchase propane from our principal suppliers, our results of operations would be adversely affected.

During the six months ended March 31, 2011, three of our suppliers accounted for approximately 50.5% of our propane purchases. If we are unable to purchase propane from significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would adversely affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment.

The risk of nonpayment by customers is a concern in all of our operating segments, and our procedures may not fully eliminate this risk. We manage our credit risk exposure through credit analysis, credit approvals, establishing credit limits, requiring prepayments (partially or wholly), requiring propane deliveries over defined time periods and credit monitoring. While we believe our procedures are effective, we can provide no assurance that bad debt write-offs in the future may not be significant and any such non-payment problems could impact our results of operations and potentially limit our ability to make distributions to our unitholders.

Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines we use is interrupted.

Historically, a substantial portion of our propane supply has originated from storage facilities at Borger, Texas; Conway and Bushton, Kansas; Mt. Belvieu, Texas; and Sarnia, Ontario, Canada and has been shipped to us or by us to our service areas through seven common carrier pipelines. Any significant interruption in the service at these storage facilities or on the common carrier pipelines we use would adversely affect our ability to obtain propane.

We could be required to provide linefill on certain of the pipelines on which we ship product. This could require the use of our working capital, which could potentially impact our ability to borrow additional amounts under our working capital facility to conduct our operations or to make distributions to our unitholders.

We have not historically been required to provide the linefill for certain pipelines on which we transport propane and other natural gas liquids. “Linefill” is the pre-determined minimum level of propane a common carrier could require us to maintain in its pipeline and storage in order to facilitate the lifting of product by our customers. If we were required to provide any portion of the linefill, we would have to purchase propane that would have to remain in the pipeline for an extended period of time. Such a requirement would expose us to inventory and price risk and could negatively impact our working capital position, our liquidity, our availability under our working capital facility and our ability to make distributions to our unitholders.

Our propane terminaling operations depend on neighboring pipelines to transport propane.

We own propane terminals in Jefferson City, Missouri; East St. Louis, Illinois; and St. Catharines, Ontario. These facilities depend on pipeline and storage systems that are owned and operated by third parties. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport propane to and from our facilities and have a corresponding material adverse effect on our terminaling revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities affect the utilization and value of our terminaling services. We have historically been able to pass through the costs of pipeline transportation to our customers. However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our terminaling revenues.

Our financial results are seasonal and generally lower in the first and second quarters of our fiscal year, which may require us to borrow money to make distributions to our unitholders during these quarters.

The inventory we have pre sold to customers is highest during summer months, and our cash receipts are lowest during summer months. As a result, our cash available for distribution for the summer is much lower than for the winter. With lower cash flow during the first and second fiscal quarters, we may be required to borrow money to pay distributions to our unitholders during these quarters. Any restrictions on our ability to borrow money could restrict our ability to pay the minimum quarterly distributions to our unitholders.

We are subject to operating and litigation risks that could adversely affect our operating results to the extent not covered by insurance.

Our operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible liquids such as propane. As a result, we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are self-insured for non catastrophic occurrences, but not for all risks inherent in our business. We may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates in the future. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. We carry limited environmental insurance, thus, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on our business activities, financial condition and results of operations.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental, health, and safety costs.

The propane business is subject to a wide range of federal, state and local laws and regulations related to environmental, health, and safety matters. These laws and regulations may impose numerous obligations that are applicable to our operations, including obtaining, maintaining and complying with permits to conduct regulated activities, incurring capital or operating expenditures to limit or prevent releases of materials from our facilities, and imposing substantial liabilities and remedial obligations relating to, among other things, emissions into the air and water, habitat and endangered species degradation and the release and disposal of hazardous substances, that may result from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues.

Under certain environmental laws that impose strict, joint and several liability, we may be required to remediate our contaminated properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts of our operations. Moreover, new or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health, or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations.

The United States continues to move towards regulation of “greenhouse gases,” including methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas, propane and oil, and over one-third of the states have already adopted some legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. There were bills pending before the 111th Congress proposing various forms of greenhouse gas regulation, including the American Clean Energy Security, or ACES, Act that, among other things, would have established a cap-and-trade system to regulate greenhouse gas emissions and would have required an 80% reduction in “greenhouse gas” emissions from sources within the United States between 2012 and 2050. Although the ACES Act did not pass the Senate and was not enacted by the 111th Congress, the United States Congress is likely to again consider a climate change bill in the future.

In December 2009, the EPA issued an “endangerment finding” under the federal Clean Air Act, which allowed the agency to adopt and implement greenhouse gas regulations. In 2010, the EPA adopted and proposed regulations requiring certain mandatory reporting of greenhouse gas emissions, including from upstream oil and gas facilities and large stationary sources of air emissions. Broader regulation is in early stages of development in the United States, and, thus, we are currently unable to determine the impact of potential greenhouse gas emission control requirements. Mandatory greenhouse gas emissions reductions may impose increased costs on our business and could adversely impact some of our operations. It is possible that broader national or regional greenhouse gas reduction requirements, including on our suppliers, may have direct or indirect adverse impacts on the propane industry. Please read “Item 1 — Business — Government Regulation.”

Competition from alternative energy sources may cause us to lose customers, thereby negatively impacting our financial condition and results of operations.

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources, including electricity and natural gas, has increased as a result of reduced regulation of many utilities. Electricity is a major competitor of propane, but propane has historically enjoyed a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems; however, the gradual expansion of the nation’s natural gas distribution systems has resulted in natural gas being available in areas that previously depended on propane, which could cause us to lose customers, thereby reducing our revenues. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that development of alternative energy sources may have on our operations.

Energy efficiency and new technology may reduce the demand for propane and adversely affect our operating results.

The national trend toward increased conservation and technological advances, such as installation of improved insulation and the development of more efficient furnaces and other heating devices, has adversely affected the demand for propane by retail customers. Future conservation measures or technological advances in heating, conservation, energy generation or other devices may reduce demand for propane. In addition, if the price of propane increases, some of our customers may increase their conservation efforts and thereby decrease their consumption of propane.

A significant increase in motor fuel prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the delivery of propane to our customers. A significant increase in motor fuel prices will result in increased transportation costs to us. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

The risk of terrorism and political unrest in various energy producing regions may adversely affect the economy and the supply of crude oil and the price and availability of propane, fuel oil and other refined fuels and natural gas.

An act of terror in any of the major energy producing regions of the world could potentially result in disruptions in the supply of crude oil and natural gas, the major sources of propane, which could have a material impact on the availability and price of propane. Terrorist attacks in the areas of our operations could negatively impact our ability to transport propane to our locations. These risks could potentially negatively impact our results of operations.

The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain at this time, pending further definition through rulemaking proceedings. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitely until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties to us.

We depend on the leadership and involvement of key personnel for the success of our businesses.

We have certain key individuals in our senior management who we believe are critical to the success of our business.  The loss of leadership and involvement of those key management personnel could potentially have a material adverse impact on our business and possibly on the market value of our units.

Risks Inherent in an Investment in Us

Our partnership agreement limits the fiduciary duties of our general partner to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise be breaches of fiduciary duty.

Fiduciary duties owed to our unitholders by our general partner are prescribed by law and our partnership agreement.  The Delaware Revised Uniform Limited Partnership Act, or the Delaware LP Act, provides that Delaware limited partnerships may, in their partnership agreements, restrict the fiduciary duties owed by the general partner to limited partners and the partnership. Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•                  limits the liability and reduces the fiduciary duties of our general partner, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, our unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•                  permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns and its determination whether or not to consent to any merger or consolidation of the partnership;

•                  provides that our general partner shall not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning our general partner subjectively believed that the decision was in, or not opposed to, the best interests of the partnership;

•                  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee and not involving a vote of our unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us; and

•                  provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

By purchasing a common unit, a common unitholder will become bound by the provisions of our partnership agreement, including the provisions described above.

Our general partner and its affiliates have conflicts of interest with us and limited fiduciary duties to our unitholders, and they may favor their own interests to the detriment of us and our unitholders.

The NGL Energy LP Investor Group owns a 72.7% limited partner interest in us, and the NGL Energy GP Investor Group owns and controls our general partner and its 0.1% general partner interest in us. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between the NGL Energy GP Investor Group and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “— Our partnership agreement limits the fiduciary duties of our general partner to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise be breaches of fiduciary duty.” The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

•                  our general partner is allowed to take into account the interests of parties other than us, such as members of the NGL Energy GP Investor Group, in resolving conflicts of interest;

•                  neither our partnership agreement nor any other agreement requires owners of our general partner to pursue a business strategy that favors us;

•                  except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•                  our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•                  our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner and the ability of the subordinated units to convert to common units;

•                  our general partner determines which costs incurred by it are reimbursable by us;

•                  our general partner may cause us to borrow funds to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•                  our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the general partner interest or the incentive distribution rights;

•                  our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•                  our general partner intends to limit its liability regarding our contractual and other obligations;

•                  our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units;

•                  our general partner controls the enforcement of the obligations that it and its affiliates owe to us;

•                  our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•                  our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

In addition, certain members of the NGL Energy GP Investor Group and their affiliates currently hold interests in other companies in the energy and natural resource sectors, including the propane industry. Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. However, members of the NGL Energy GP Investor Group are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. As a result, they could potentially compete with us for acquisition opportunities and for new business or extensions of the existing services provided by us.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Even if our unitholders are dissatisfied, they have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner is chosen entirely by its members and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Unitholders’ voting rights are further restricted by a provision of our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their direct transferees and their indirect transferees approved by our general partner (which approval may be granted in its sole discretion) and persons who acquired such units with the prior approval of our general partner, cannot vote on any matter.

Our general partner interest or the control of our general partner may be transferred to a third party without the consent of our unitholders.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of the NGL Energy GP Investor Group to transfer all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.

The incentive distribution rights of our general partner may be transferred to a third party.

Prior to the first day of the first quarter beginning after the tenth anniversary of the closing date of our initial public offering, a transfer of incentive distribution rights by our general partner requires (except in certain limited circumstances) the consent of a majority of our outstanding common units (excluding common units held by our general partner and its affiliates). However, after the expiration of this period, our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights.

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Our unitholders may also incur a tax liability upon a sale of their units.

Cost reimbursements to our general partner may be substantial and could reduce our cash available to make quarterly distributions to our unitholders.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion in accordance with the terms of our partnership agreement. In determining the costs and expenses allocable to us, our general partner is subject to its fiduciary duty, as modified by our partnership agreement, to the limited partners, which requires it to act in good faith. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us. We are managed and operated by executive officers and directors of our general partner. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of cash available for distribution to our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

We expect that we will distribute all of our available cash to our unitholders and will rely primarily on external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, as well as reserves we have established to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

We may issue additional units without the approval of our unitholders, which would dilute the interests of existing unitholders.

Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. Our issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•                  our existing unitholders’ proportionate ownership interest in us will decrease;

•                  the amount of available cash for distribution on each unit may decrease;

•                  because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution borne by our common unitholders will increase;

•                  the ratio of taxable income to distributions may increase;

•                  the relative voting strength of each previously outstanding unit may be diminished; and

•                  the market price of the common units may decline.

Our general partner, without the approval of our unitholders, may elect to cause us to issue common units while also maintaining its general partner interest in connection with a resetting of the target distribution levels related to its incentive distribution rights. This could result in lower distributions to our unitholders.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions on its incentive distribution rights based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units and general partner interests to our general partner in connection with resetting the target distribution levels.

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

•                  we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•                  a unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Our unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware LP Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable both for the obligations of the assignor to make contributions to the partnership that were known to the substituted limited partner at the time it became a limited partner and for those obligations that were unknown if the liabilities could have been determined from the partnership agreement. Neither liabilities to partners on account of their partnership interests nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted. For the purpose of determining the fair value of the assets of a limited partnership, the Delaware LP Act provides that the fair value of property subject to liability for which recourse of creditors is limited shall be included in the assets of the limited partnership only to the extent that the fair value of that property exceeds the nonrecourse liability.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, or IRS, on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based on our current operations that we are or will be so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

Changes in current state law may subject us to additional entity level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity  level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to entity level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Recently, members of Congress have considered substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of the unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units the unitholder sells will, in effect, become taxable income to the unitholder if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sell units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We have a subsidiary that is treated as a corporation for federal income tax purposes and subject to corporate level income taxes.

We conduct a portion of our operations through a subsidiary that is a corporation for federal income tax purposes. We may elect to conduct additional operations in corporate form in the future. Our corporate subsidiary will be subject to corporate level tax, which will reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that our corporate subsidiary has more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those common units. If so, such unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own or control property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We will own assets and conduct business in a number of jurisdictions, including Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, Oklahoma and Texas. Each of these states, other than Texas, currently imposes a personal income tax on individuals. Most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

Item 1B.            Unresolved Staff Comments

None.

Item 2.                     Properties

Overview.  We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered into in connection with acquisitions and other encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under our revolving credit facility are secured by liens and mortgages on substantially all of our real and personal property.

In addition, we believe that we have all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and have obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities that relate to ownership of our properties or the operations of our business.

Our corporate headquarters are in Tulsa, Oklahoma and are leased.

Midstream.  We own three propane terminals located in Jefferson City, Missouri; East St. Louis, Illinois; and St. Catharines, Ontario. We either have easements or lease the land on which the terminaling assets are located.

Wholesale Supply and Marketing.  We lease approximately 36 million gallons of propane storage space in Borger, Texas from ConocoPhillips. We also lease approximately 32 million gallons of propane storage space at five other storage facilities from other third parties under annual lease agreements.

Retail Propane.  We own 33 of our 44 customer service centers and 27 of our 37 satellite distribution locations and we lease the remainder. Tank ownership and control at customer locations are important components to our operations and customer retention. As of March 31, 2011, we owned the following propane storage tanks:

•                  162 bulk storage tanks with capacities ranging from 5,000 to 30,000 gallons; and

•                  approximately 58,000 stationary customer storage tanks with capacities ranging from 100 to 1,000 gallons.

We also leased an additional eight bulk storage tanks.

As of March 31, 2011, we owned a fleet of 94 bulk delivery trucks, nine semi-tractors, eight propane transport trailers and 181 other service trucks and we leased eight bulk delivery trucks and four service trucks. The average age of our company owned trucks is eight years.

For additional information regarding our properties, please read “Item 1 — Business.”

Item 3.                     Legal Proceedings

We are not aware of any material legal proceedings, pending or threatened, other than legal proceedings arising in the ordinary course of business.  Although we are self-insured for non-catastrophic occurrences, we also maintain insurance policies with insurers in amounts and with coverages and deductibles that our general partner believes are reasonable and prudent.  However, we cannot give any assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 4.                     (Removed and Reserved)

PART II

Item 5.                     Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the NYSE under the symbol “NGL.”  Our common units began trading on May 12, 2011 at an initial offering price of $21.00 per unit.  Prior to May 12, 2011, our common units were not listed on any exchange or traded in any public market.

As of June 27, 2011, there were approximately 16 common unitholders of record. This number does not include unitholders for whom common units may be held in “street name.”  We have also issued 5,919,346 subordinated units, for which there is no established public trading market.  All of the subordinated units are held by the members of the NGL Energy LP Investor Group.

Cash Distribution Policy

Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending June 30, 2011, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.  The distribution for the quarter ending June 30, 2011 will be pro rated for the period from the closing of our initial public offering on May 17, 2011 to the last day of the quarter on June 30, 2011.  Available cash, for any quarter, generally consists of all cash on hand at the end of that quarter less the amount of cash reserves established by our general partner to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments or other agreements, and (iii) provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.

Minimum Quarterly Distribution

Our partnership agreement provides that, during the subordination period, the common units are entitled to distributions of available cash each quarter in an amount equal to the minimum quarterly distribution, which is $0.3375 per common unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash are permitted on the subordinated units.  Arrearages do not apply to and therefore will not be paid on the subordinated units.  The effect of the subordinated units is to increase the likelihood that, during the subordination period, available cash is sufficient to fully fund cash distributions on the common units in an amount equal to the minimum quarterly distribution.

The subordination period will end on the first business day after we have earned and paid the minimum quarterly distribution on each outstanding common unit and subordinated unit and the corresponding distribution on the general partner interest for each of three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2014.  Also, if we have earned and paid at least 150% of the minimum quarterly distribution on each outstanding common unit and subordinated unit, the corresponding distribution on the general partner interest and the related distribution on the incentive distribution rights for each calendar quarter in a four-quarter period, the subordination period will terminate automatically.  The subordination period will also terminate automatically if the general partner is removed without cause and the units held by the general partner and its affiliates are not voted in favor of removal.  When the subordination period lapses or otherwise terminates, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

General Partner Interest

Our general partner is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation.  Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the IDRs) and our general partner does not contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest.

Incentive Distribution Rights

Our general partner also currently holds incentive distribution rights, or IDRs, which represent a potentially material variable interest in our distributions.  IDRs entitle our general partner to receive increasing percentages, up to a maximum of 48.1%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.388125 per unit per quarter.  The maximum distribution of 48.1% includes distributions paid to our general partner on its 0.1% general partner interest and assumes that our general partner maintains its general partner interest at 0.1%.  The maximum distribution of 48.1% does not include any distributions that our general partner may receive on common units or subordinated units that it owns.

Recent Sales of Unregistered Securities

On May 11, 2011, immediately prior to the effectiveness of the registration statement on Form S-1 (File No. 333-172186) that we filed with the SEC in connection with our initial public offering, each common unit held by the members of the NGL Energy LP Investor Group split into 3.7219 common units and 5,919,346 common units held by the members of the NGL Energy LP Investor Group converted on a pro rata basis into 5,919,346 subordinated units.  We exchanged the common units and the subordinated units with the members of the NGL Energy LP Investor Group exclusively and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.  Accordingly, the subordinated units are exempted securities as contemplated by Section 3(a)(9) of the Securities Act of 1933, as amended, and were exempt from registration.

Use of Proceeds from Sale of Registered Securities

On May 17, 2011, we completed our initial public offering of 3,500,000 common units at a price of $21.00 per unit.  We received gross offering proceeds of $73.5 million less approximately $8.2 million for underwriting discounts and commissions, a structuring fee and offering expenses.  We used the net offering proceeds of $65.3 million to repay approximately $65.0 million of borrowings under our revolving credit facility and for general partnership purposes.

On May 18, 2011, the underwriters exercised in full their option to purchase an additional 525,000 common units from us at the initial public offering price.  We received gross proceeds of approximately $11 million less approximately $825,000 for underwriting discounts and commissions, a structuring fee and offering expenses.  We used the net offering proceeds of $10.2 million to redeem 175,000 common units from the NGL Energy LP Investor Group on a pro rata basis at a price per unit equal to the proceeds per common unit before expenses but after deducting underwriting discounts and commissions and a structuring fee and for general partnership purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our initial public offering, our general partner adopted the NGL Energy Partners LP Long-Term Incentive Plan.  Please read “Securities Authorized for Issuance Under Equity Compensation Plan” in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” which is incorporated by reference into this Item 5.

Item 6.                     Selected Financial Data

We were formed on September 8, 2010, but had no operations through September 30, 2010.  In October 2010, we acquired the assets and operations of NGL Supply and Hicksgas.  We do not have our own historical financial statements for periods prior to our formation.  The following table shows selected historical financial and operating data for NGL Energy Partners LP and NGL Supply, Inc., the deemed acquirer for accounting purposes in our combination, for the periods and as of the dates indicated.  The financial statements of NGL Supply became our historical financial statements for all periods prior to October 1, 2010.  The following table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this annual report.

The selected consolidated historical financial data as of March 31, 2011, and for the six months ended March 31, 2011 are derived from our audited historical consolidated financial statements included elsewhere in this annual report.  The selected historical financial data as of March 31, 2010 and for the six months ended September 30, 2010 and for the fiscal years ended March 31, 2010 and 2009 are derived from the audited historical consolidated financial statements of NGL Supply included elsewhere in this annual report.  The selected historical financial data as of March 31, 2009, 2008, and 2007 and for the fiscal years ended March 31, 2008 and 2007 are derived from our or NGL Supply’s financial records.

	Year Ended March 31, 2011
	NGL Energy
	Partners LP	NGL Supply	NGL Supply
	Six Months Ended	Six Months Ended	Years Ended
	March 31,	September 30,	March 31,
	2011	2010	2010	2009	2008	2007
	(dollars in thousands, except per unit data)
Income Statement Data (1)

Total operating revenues	$622,232	$316,943	$735,506	$734,991	$834,257	$691,434

Gross margin	39,200	6,035	27,291	28,573	16,236	10,533

Operating income (loss)	14,837	(3,795)	6,661	9,431	3,162	1,684

Interest expense	2,482	372	668	1,621	1,061	241

Net income or net income (loss) attributable to parent entity	12,679	(2,515)	3,636	4,949	1,613	490

Basic earnings per common unit	1.16
Diluted earnings per common unit	1.16

Basic earnings (loss) per common share		(128.46)	178.75	242.82	69.17	10.66
Diluted earnings (loss) per common share		(128.46)	176.61	239.92	68.35	10.53

Cash Flows Data (1)

Cash flows from operating activities	$34,009	$(30,749)	$7,480	$22,149	$(10,931)	$8,517

Cash distributions per common unit	—

Cash distributions per common share		357.09	—	—	—	—

Capital Expenditures:
Maintenance(2)	1,440	280	582	577	496	558
Expansion (3)	17,400	123	3,113	3,532	6,237	1,661

Balance Sheet Data - Period End

Total assets	$163,833	$148,596	$111,580	$103,434	$111,520	$92,112

Total long-term obligations	65,936	18,940	8,851	9,245	7,830	—

Redeemable preferred stock	—	—	3,000	3,000	3,000	3,000

Equity	47,353	36,811	46,403	42,691	38,133	36,477

Volume Information (in thousand gallons)

Retail propane sales volumes	34,101	3,747	15,514	14,033	10,239	—

Wholesale volumes - propane(4)	372,504	226,330	623,510	510,255	506,909	499,320

Wholesale volumes - other NGLs	49,465	46,092	53,878	58,523	88,808	159,752

Midstream terminal throughput volumes	110,146	43,704	170,621	136,818	130,348	128,168

(1)	The acquisition of retail propane businesses by NGL Energy Partners LP in October 2010 and by NGL Supply in fiscal years 2008 through 2010 affects the comparability of this information.
(2)	Cash expenditures to maintain, including over the long-term, operating capacity and/or income.
(3)	Cash expenditures for acquisitions or capital improvements made to increase, over the long-term, operating capacity or operating income.
(4)	Includes intercompany volumes sold to our retail propane segment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership formed in September 2010.  As part of our formation, we acquired and combined the assets and operations of NGL Supply, primarily a wholesale propane and terminaling business founded in 1967, and Hicksgas, primarily a retail propane business founded in 1940.  We own and, through our subsidiaries, operate a vertically integrated propane business with three operating segments:  retail propane;

wholesale supply and marketing; and midstream.  We engage in the following activities through our operating segments:

•                  our retail propane business sells propane to end users consisting of residential, agricultural, commercial and industrial customers;

•                  our wholesale supply and marketing business supplies propane and other natural gas liquids and provides related storage to retailers, wholesalers and refiners; and

•                  our midstream business, which currently consists of our propane terminaling business, takes delivery of propane from pipelines and trucks at our propane terminals and transfers the propane to third-party transport trucks for delivery to retailers, wholesalers and other customers.

We serve more than 54,000 retail propane customers in Georgia, Illinois, Indiana and Kansas.  We serve approximately 500 wholesale supply and marketing customers in 30 states and approximately 120 midstream customers in Illinois, Missouri and New York.

Our businesses represent a combination of “margin-based,” “cost-plus” and “fee-based” revenue generating operations.  Our retail propane business generates margin-based revenues, meaning our gross margin depends on the difference between our propane sales price and our total propane supply cost.  Our wholesale supply and marketing business generates cost-plus revenues.  Cost-plus represents our aggregate total propane supply cost plus a margin to cover our replacement cost consisting of cost of capital, storage, transportation, fuel surcharges and an appropriate competitive margin.  Our midstream business generates fee-based revenues derived from a cents-per-gallon charge for the transfer of propane volumes, or throughput, at our propane terminals.

Historically, the principal factors affecting our businesses have been demand and our cost of supply, as well as our ability to maintain or expand our realized margin from our margin-based and cost-plus operations.  In particular, fluctuations in the price of propane have a direct impact on our reported revenues and may affect our margins depending on our success of passing cost increases on to our retail propane and wholesale supply and marketing customers.

Retail Propane

A significant factor affecting the profitability of our retail propane segment is our ability to maintain or increase our realized gross margin on a cents per gallon basis. Gross margin is the differential between our sales prices and our total product costs, including transportation and storage. Propane prices continued to be volatile during our fiscal years 2009 through 2011. At Conway, Kansas, one of our main pricing hubs, the range of low and high-spot propane prices per gallon for the periods indicated and the prices as of period end were as follows:

	Range of Conway, Kansas
	Spot Price		Spot Price
	Per Gallon		Per Gallon
	Low	High	At Period End
For the Six Months Ended:
March 31, 2011	$1.1175	$1.5850	$1.2763
September 30, 2010	0.8813	1.1625	1.1625
For the Year Ended March 31,
2010	0.5563	1.4475	1.0625
2009	0.5988	1.8794	0.6475
2008	1.0269	1.8800	1.4588

Historically, we have been successful in passing on price increases to our customers.  We monitor propane prices daily and adjust our retail prices to maintain expected margins by passing on the wholesale costs to our customers.  We believe that volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

In periods of significant propane price increases we have experienced, and expect to continue to experience conservation of propane used by our customers that could result in a decline in our sales volumes, revenues and gross margins.  In periods of decreasing costs, we have experienced an increase in our gross margin.

The retail propane business is weather-sensitive.  Our retail propane business is also subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes.  As a result, operating revenues are generally highest from October through March.

We believe that the recent economic downturn has caused certain of our retail propane customers to conserve and thereby purchase less propane.  Although we believe the economic downturn has not currently had a material impact on our cash collections, it is possible that a prolonged economic downturn could have a negative impact on our future cash collections.

Wholesale Supply and Marketing

Through our wholesale supply and marketing segment, we distribute propane and other natural gas liquids to our retail operation and other propane retailers, refiners, wholesalers and other related businesses.  Our wholesale business is a “cost-plus” business that is affected both by price fluctuations and volume variations.  We establish our selling price based on a pass through of our product supply, transportation, handling, storage and capital costs plus an acceptable margin.  The margins we realize in our wholesale business are substantially less as a percentage of revenues or on a per gallon basis than our retail propane business.  We attempt to reduce our exposure to the impact of price fluctuations by using “back-to-back” contractual agreements and “pre-sale” agreements which essentially allow us to lock in a margin on a percentage of our winter volumes.

We also have used price swaps in the forward market to lock in the cost of supply without having to purchase physical volumes until needed for our delivery obligations.  We have not accounted for these derivatives as hedges.  Therefore, changes in the fair value of the derivatives are reflected in our statement of operations, classified as cost of sales of our wholesale supply and marketing segment.

Midstream

Our midstream business is a fee-based business that is impacted primarily by throughput volumes at our three propane terminals.  Throughput volumes are impacted by weather, agricultural uses of propane and general economic conditions, all of which are beyond our control.  We are able to somewhat mitigate the potential decline in throughput volumes by preselling volumes to customers at our terminals in advance of the demand period through our wholesale supply and marketing segment.

Recent Developments

The following transactions that occurred during the six months ended March 31, 2011 could impact our financial condition and results of operations in future periods:

Acquisition of Hicks LLC and Gifford

On October 14, 2010, we purchased the propane-related assets and assumed certain related obligations from Hicks LLC and Gifford, which we collectively refer to as Hicksgas, for a combination of our limited partner interests and payment of approximately $17.2 million, a total consideration, including assumed liabilities, of approximately $62.8 million.  Hicksgas was founded in 1940 as a retail propane operation and significantly increased its retail propane volumes through acquisitions.  During the period since 2007, Hicksgas completed six acquisitions, adding approximately 5.4 million gallons annually of retail propane sales to its business.  See Note 5 to our consolidated financial statements as of March 31, 2011 included elsewhere in this annual report.

New Revolving Credit Facility

On October 14, 2010, we entered into a revolving credit facility with a group of lenders.    The revolving credit facility, as amended in January, February, and April, 2011, provides for a total credit facility of $200.0 million, represented by a $50.0 million working capital facility and a $150.0 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  The working capital facility allows for letter of credit advances of up to $50.0 million and swingline loans of up to $5.0 million.  See “—Liquidity, Sources of Capital and Capital Resource Activities” for further discussion.

Consolidated Results of Operations

The following table summarizes our historical consolidated statements of operations for the six months ended March 31, 2011, and NGL Supply’s consolidated statements of operations for the six months ended September 30, 2010 and the fiscal years ended March 31, 2010, and 2009.

	Year Ended March 31, 2011
	NGL Energy Partners LP	NGL Supply	NGL Supply
	Six Months Ended	Six Months Ended	Year Ended
	March 31,	September 30,	March 31,
	2011	2010	2010	2009
	(in thousands)
Operating revenues	$622,232	$316,943	$735,506	$734,991
Cost of sales	583,032	310,908	708,215	706,418
Gross margin	39,200	6,035	27,291	28,573
Operating and general and administrative expenses	20,922	8,441	17,849	16,652
Depreciation and amortization	3,441	1,389	2,781	2,490
Operating income (loss)	14,837	(3,795)	6,661	9,431
Interest expense	(2,482)	(372)	(668)	(1,621)
Interest and other income	324	190	115	314
Income (loss) before income taxes	12,679	(3,977)	6,108	8,124
Provision (benefit) for income taxes	—	(1,417)	2,478	3,255
Net income (loss)	12,679	(2,560)	3,630	4,869
Net loss attributable to non-controlling interests	—	45	6	80
Net income or net income (loss) attributable to Parent Equity	$12,679	$(2,515)	$3,636	$4,949

All information herein related to periods prior to October 2010 represents the results of operations of NGL Supply.

See the detailed discussion of revenues, cost of sales, gross margin, operating expenses, general and administrative expenses, depreciation and amortization and operating income by operating segment below.

Set forth below is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

Interest Expense

Our interest expense consists of interest on borrowings under a revolving credit facility, letter of credit fees and amortization of debt issuance costs.  See Note 9 to our consolidated financial statements as of March 31, 2011 included elsewhere in this annual report for additional information on our long-term debt.  The change in interest expense during the periods presented is due primarily to fluctuations of the average outstanding debt balance, the average interest rate and the amortization of debt issuance costs, as follows:

	Amortization	Average	Average
	of Debt Issuance	Balance	Interest
	Costs	Outstanding	Rate
	(in thousands)
Six Months Ended March 31,
2011	$565	$73,115	5.71%
Six Months Ended September 30,
2010	36	13,767	4.63%
Year Ended March 31,
2010	87	10,642	3.64%
2009	237	26,785	4.56%

The increased levels of debt outstanding during the six months ended March 31, 2011 and fiscal 2009 are due to borrowings to finance the acquisitions of retail propane businesses.

Interest and Other Income

Our non-operating other income consists of the following:

	Six Months Ended	Six Months Ended	Year Ended
	March 31,	September 30,	March 31,
	2011	2010	2010	2009
	(in thousands)
Interest income	$221	$66	$120	$162
Gain (loss) on sale of assets	(16)	124	(11)	150
Other	119	—	6	2
	$324	$190	$115	$314

The gain on sale of assets during the six months ended September 30, 2010 and the year ended March 31, 2009 represents the proceeds from sale of certain salvaged propane tanks, vehicles and other miscellaneous equipment.  Sales of assets in the other periods presented were not significant.

Income Tax Provision

The income tax provision of NGL Supply fluctuates based on the level of realized pretax income.  As a percentage of pretax income, the variance from the expected or statutory rate of 35% is due to the effects of state income taxes and a valuation allowance recorded each year related to the losses incurred by the propane terminal in St. Catharines, Ontario, which we refer to as Gateway, which NGL Supply owned 70% through September 30, 2010.  See Note 10 to our March 31, 2011 consolidated financial statements included elsewhere in this annual report for additional discussion of the income tax provisions.

We expect to qualify as a partnership for income taxes.  Accordingly, there is no provision for income taxes for periods subsequent to September 30, 2010.

Non-Controlling Interests

Non-controlling interests represent the 30% of Gateway NGL Supply did not own through September 30, 2010.  The operations of Gateway have historically resulted in net losses.  We purchased the additional 30% interest in October 2010.  See our discussion of our midstream segment below that includes the operations of Gateway.

Non-GAAP Financial Measures

The following tables reconcile net income (loss) or net income (loss) to parent to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures, for the periods indicated:

	Six Months Ended	Six Months Ended	Year Ended
	March 31,	September 30,	March 31,
	2011	2010	2010	2009
	(in thousands)
EBITDA:
Net income (loss) to parent	$12,679	$(2,515)	$3,636	$4,949
Provision (benefit) for income taxes	—	(1,417)	2,478	3,255
Interest expense	2,482	372	668	1,621
Depreciation and amortization	3,841	1,789	3,752	3,290
EBITDA	$19,002	$(1,771)	$10,534	$13,115
Unrealized (gain) loss on derivative contracts	(1,357)	200	(563)	17
Loss (gain) on sale of assets	16	(124)	11	(150)
Share-based compensation expense	—	—	—	97
Adjusted EBITDA	$17,661	$(1,695)	$9,982	$13,079

We define EBITDA as net income (loss) attributable to parent entity, plus income taxes, interest expense and depreciation and amortization expense.  We define Adjusted EBITDA as EBITDA excluding the unrealized gain or loss on derivative contracts, the gain or loss on the disposal of assets and share-based compensation expenses.  EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP as those items are used to measure operating performance, liquidity or the ability to service debt obligations.  We believe that EBITDA provides additional information for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure.  We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis.  Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other entities.

Segment Operating Results

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to the historical results of operations of NGL Supply for the periods presented due to the following reasons:

•                  At March 31, 2011, and for the six month period then ended, our retail propane operations included the retail propane operations that we acquired from Hicksgas in the formation transactions.  The historical results of operations for NGL Supply do not include these acquired operations.

•                  NGL Supply’s historical consolidated financial statements include U.S. federal and state income tax expense.  Because we have elected to be treated as a partnership for tax purposes, we are not subject to U.S. federal income tax and certain state income taxes.

•                  As a result of our initial public offering, we anticipate incurring incremental general and administrative expenses of approximately $1.0 million annually that are attributable to operating as a publicly traded partnership.  These expenses will include annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NYSE; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. These incremental general and administrative expenses are not reflected in the historical consolidated financial statements of NGL Supply.

After we completed the formation transactions, and in accordance with GAAP, the financial statements of NGL Supply became our financial statements for all periods prior to October 1, 2010, the net equity (net book value)

of NGL Supply became our equity and the net book value of all of the assets and liabilities of NGL Supply became the accounting basis for our assets and liabilities.   There were no adjustments to the carryover basis of the assets and liabilities that we acquired from NGL Supply.  Consequently, we believe that, other than the impact of the acquisition of Hicksgas (as discussed in the following paragraph), our operations for periods prior to October 1, 2010 would have been comparable to the historical results of operations of NGL Supply.

In connection with our formation transactions, we also acquired the retail propane operations of Hicksgas.  This acquisition was accounted for as a business combination, and the assets acquired and liabilities assumed were recorded in our consolidated financial statements at acquisition date fair value.

Our results of operations are also significantly impacted by seasonality, primarily due to the increase in volumes of propane sold by our retail and wholesale segments during the peak heating season of October through March, as well as the increase in terminal throughput volumes during the heating season.  As a result of our business combination with NGL Supply and Hicksgas in October 2010 and the impact of seasonality, our results of operations for the six months ended March 31 2011 are not indicative of the results we would anticipate for a full fiscal year, and are not comparable to the results of operations of NGL Supply for the six months ended September 30, 2010.  We compare the changes in our consolidated results of operations during the six months ended March 31, 2011 as compared to the six months ended September 30 2010 for NGL Supply below.

In order to present the most meaningful and complete discussion of our results of operations for the year ended March 31, 2011 as compared to the year ended March 31, 2010, in addition to the comparison of our results of operations for the six months ended March 31, 2011 to the results of operations for the six months ended September 30, 2010, we present a supplemental analysis of our results of operations for the six months ended March 31, 2011 as compared to the results of operations of NGL Supply for the six months ended March 31, 2010, and the results of NGL Supply for the six months ended September 30, 2010 as compared to the results of operations of NGL Supply for the six months ended September 30, 2009.  The information for the six month periods ended March 31, 2010 and September 30, 2009 was derived from the historical financial statements for the year ended March 31, 2010 and the accounting records of NGL Supply.  We also present the results of operations of NGL Supply for the year ended March 31, 2010 as compared to the results of operations for the year ended March 31, 2009.  For our retail propane segment results of operations, our presentation also separately identifies the amount of the change between these periods that is attributable to our acquisition of Hicksgas, which is included in our results of operations for the six months ended March 31, 2011 but not in the historical results of operations of NGL Supply for any period, and the amount of the change that is attributable to our pre-existing retail propane operations.  We believe that this supplemental presentation allows for a reasonable comparison of our continuing results of operations versus the historical results of operations of NGL Supply.

Six Months Ended March 31, 2011 for NGL Energy Partners LP Compared to
Six Months Ended September 30, 2010 for NGL Supply

Operating Revenues.  Our operating revenues for the six months ended March 31, 2011 of $622.2 million exceeded the operating revenues of NGL Supply for the six months ended September 30, 2010 by approximately $305.3 million.  This increase is due to the significant increase in volume of propane sales for both our retail propane and wholesale supply and marketing segments and the increased throughput at our terminal locations in our midstream segment.  This increase in volume is due to the combined impact of seasonality and the acquisition of Hicksgas.  Propane prices also increased during the six months ended March 31, 2011 as compared to the prices during the six months ended September 30, 2010.

Cost of Sales.  Our cost of sales for the six months ended March 31, 2011 of $583.0 million exceeded the cost of sales of NGL Supply for the six months ended September 30, 2010 by approximately $272.1 million.  This increase is also due to the significant increase in volume of propane sales of our retail propane and wholesale supply and marketing segments as a result of the combined impact of seasonality and the acquisition of Hicksgas.  Cost of sales also increased as a result of the increase in propane prices during the six months ended March 31, 2011 as compared to propane prices during the six months ended September 30, 2010.

Gross Margin.  Our gross margin of $39.2 million for the six months ended March 31, 2011 exceeded our gross margin of $6.0 million for the six months ended September 30, 2010.  This increase is due primarily to the impact of the increase in volumes resulting from the effects of seasonality and the acquisition of Hicksgas, and the ability to pass on to our customers the increased costs resulting from the increase in propane prices.

Operating and General and Administrative Expenses.   Our operating and general and administrative expenses for the six months ended March 31, 2011 totaled approximately $20.9 million as compared to total costs of $8.4 million for the six months ended September 30, 2010, an increase of approximately $12.5 million.  The operations of Hicksgas resulted in an increase in operating and general and administrative expenses of $11.4 million during the six months ended March 31, 2011 as compared to the six months ended September 30, 2010.  In addition, our costs during the six months ended March 31, 2011 increased as a result of costs incurred that were related to the acquisition of Hicksgas.

Depreciation and Amortization.  Our depreciation and amortization expense for the six months ended March 31, 2011 totaled $3.4 million as compared to $1.4 million for the six months ended September 30, 2010.  This increase is due primarily to the $2.0 million of depreciation and amortization expense of Hicksgas for the six months ended March 31, 2011.

Net Income (Loss).  For the six months ended March 31, 2011, we realized net income of $12.7 million, compared to a net loss of $2.5 million for the six months ended September 30, 2010.  This increase in net income is due primarily to the increased gross margin resulting from the seasonal impact of increased volumes of propane sales and the impact of the acquisition of Hicksgas.

Six Months Ended March 31, 2011 for NGL Energy Partners LP Compared to
Six Months Ended March 31, 2010 for NGL Supply

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the six months ended March 31, 2011, and the six months ended March 31, 2010, respectively:

			Change Resulting From
	Six Months Ended		Acquisition	Change in
	March 31,	March 31,	of	Pre-Existing Business
Segment	2011	2010	Hicksgas	Volume	Percentage
	(gallons in thousands)
Retail propane	34,101	11,719	24,676	(2,294)	(19.6)%
Wholesale supply and marketing	421,969	440,437	—	(18,468)	(4.2)%
Midstream	110,146	124,752	—	(14,606)	(11.7)%
Total	566,216	576,908	24,676	(35,368)	(6.1)%

Our retail propane volumes increased 22.4 million gallons during the six months ended March 31, 2011 as compared to sales of 11.7 million gallons during the six months ended March 31, 2010 due to the acquisition of Hicksgas in October 2010.  Excluding the increase of 24.7 million gallons from the Hicksgas operation, our volumes decreased 2.3 million gallons primarily due to a 4.8% decrease in heating degree days in our Kansas market area during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 and the effects of conservation.  In addition, our retail sales volumes in the Kansas market area were negatively impacted by competition from a low cost marketer during the six months ended March 31, 2011.

Our wholesale supply and marketing volumes decreased during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 due to a substantial decrease in sales for crop drying purposes, the impact of the decrease in heating degree days in the Midwest region and the shut down of certain pipeline terminals we use for marketing activities for a substantial portion of the winter months.

Our midstream throughput volumes decreased primarily due to the warmer winter in the Midwest and the lack of volumes used for crop drying purposes during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.

Operating Income by Segment

Our operating income by segment is as follows:

	Six Months Ended
	March 31,	March 31,
Segment	2011	2010	Change
	(in thousands)
Retail propane	$7,362	$2,887	$4,475
Wholesale supply and marketing	7,949	6,551	1,398
Midstream	1,641	2,203	(562)
Corporate general and administrative expenses	(2,115)	(3,452)	1,337
	$14,837	$8,189	$6,648

Corporate general and administrative expense decreased $1.3 million during the six months ended March 31, 2011 as compared to corporate general and administrative expense of $3.5 million for the six months ended March 31, 2010.  The decrease is due primarily to no executive bonus expense during the six months ended March 31, 2011, compared to bonus expense of $2.4 million during the six months ended March 31, 2010.  The reduced bonus expense was offset by an increase in expenses related to the acquisition of Hicksgas.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

			Change Resulting From
	Six Months Ended		Acquisition	Change in
	March 31,	March 31,	of	Pre-Existing
	2011	2010	Hicksgas	Business
	(in thousands)
Propane sales	$67,175	$19,325	$48,698	$(848)
Service and rental income	2,981	811	2,285	(115)
Parts, fittings, appliance and other sales	2,657	366	2,311	(20)
Cost of sales - propane	(44,744)	(11,733)	(32,234)	(777)
Cost of sales - other sales	(2,241)	(303)	(1,933)	(5)
Gross margin	25,828	8,466	19,127	(1,765)

Operating expenses	13,517	4,103	9,886	(472)
General and administrative expenses	2,062	606	1,503	(47)
Depreciation and amortization	2,887	870	1,998	19
Segment operating income	$7,362	$2,887	$5,740	$(1,265)

Revenues.  Propane sales for the six months ended March 31, 2011 increased approximately $47.9 million as compared to propane sales of $19.3 million during the six months ended March 31, 2010, due primarily to the acquisition of Hicksgas in October 2010.  Hicksgas had total propane sales of $48.7 million during the six months ended March 31, 2011, represented by 24.7 million gallons at an average sales price of $1.97 per gallon.  Excluding the impact of the Hicksgas acquisition, propane sales from our pre-existing business decreased approximately $0.9 million during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010, consisting of a decrease of $3.8 million due to a volume decrease of 2.3 million gallons, and an increase of $2.9 million resulting from an increase in average price during the period.  The decreased volume is due primarily to a 4.8% decrease in heating degree days in our Kansas retail propane market during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 and the effects of conservation.

Cost of Sales.  Propane cost of sales for the six months ended March 31, 2011 increased approximately $33.0 million as compared to propane cost of sales of $11.7 million during the six months ended March 31, 2010, due primarily to the acquisition of Hicksgas in October 2010.  Hicksgas had total propane cost of sales of $32.2 million during the six months ended March 31, 2011, represented by 24.7 million gallons at an average cost of $1.31 per gallon.  Excluding the impact of the Hicksgas acquisition, propane cost of sales from our pre-existing business increased approximately $0.8 million during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010, consisting of a decrease of $2.3 million due to a decrease in volumes sold, and an increase of $3.1 million resulting from an increase in our average cost of propane.

Gross Margin.  Gross margin of our retail propane operation increased $17.4 million during the six months ended March 31, 2011 as compared to gross margin of $8.5 million during the six months ended March 31, 2010.  This increase is due primarily to the acquisition of Hicksgas in October 2010, which had a gross margin of approximately $19.1 million during the six months ended March 31, 2011.  Excluding the gross margin from the Hicksgas acquisition, the gross margin of our pre-existing business decreased approximately $1.8 million during the six months ended March 31 2011 as compared to the six months ended March 31, 2010, primarily related to a $1.6 million decrease in gross margin from our pre-existing propane sales operations.  The decrease in gross margin of propane sales from our pre-existing business was due to a decrease of $1.5 million resulting from a decrease in volumes sold and a decrease of $0.1 million due to our inability to fully pass on the increase in the cost of our propane sales.

Operating Expenses.  Operating expenses of our retail propane segment increased $9.4 million during the six months ended March 31, 2011 as compared to operating expenses of $4.1 million during the six months ended March 31, 2010.  This increase is due primarily to the acquisition of Hicksgas in October 2010.  Hicksgas had total operating expenses of $9.9 million during the six months ended March 31, 2011.  Excluding the impact of the Hicksgas acquisition, the operating expenses of our pre-existing business decreased approximately $0.5 million during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010, due primarily to a decrease of approximately $0.3 million in compensation costs resulting from a decrease in bonus expense, and a decrease of $0.3 million in insurance expenses.

General and Administrative Expenses.  General and administrative expenses of our retail propane segment increased approximately $1.5 million during the six months ended March 31, 2011 as compared to general and administrative expenses of $0.6 million during the six months ended March 31, 2010.  This increase is due primarily to the acquisition of Hicksgas in October 2010.

Depreciation and Amortization.  Depreciation and amortization expense of our retail propane segment increased $2.0 million during the six months ended March 31, 2011 as compared to depreciation and amortization expense of $0.9 million during the six months ended March 31, 2010.  The increase is due to the acquisition of Hicksgas in October 2010.  Hicksgas had depreciation and amortization expense of $2.0 million during the six months ended March 31, 2011.

Operating Income.  Operating income of our retail propane segment increased $4.5 million during the six months ended March 31, 2011 as compared to operating income of $2.9 million during the six months ended March 31, 2010, primarily as a result of the Hicksgas acquisition in October 2010.  Hicksgas had operating income of $5.7 million during the six months ended March 31, 2011.  Excluding the impact of the Hicksgas acquisition, operating income of our pre-existing business decreased $1.3 million during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  This decrease is due to a decrease of $1.8 million in the gross margin of our pre-existing business, offset by a decrease of $0.5 million in the operating expenses of our pre-existing business.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Six Months Ended		Change in
	March 31,	March 31,	Pre-Existing
	2011	2010	Business
	(in thousands)
Wholesale supply sales	$568,520	$531,342	$37,178
Storage revenues	1,183	1,181	2
Cost of sales	(558,676)	(522,676)	(36,000)
Gross margin	11,027	9,847	1,180

Operating expenses	2,309	2,870	(561)
General and administrative expenses	638	376	262
Depreciation and amortization	131	50	81
Segment operating income	$7,949	$6,551	$1,398

Revenues.  Wholesale sales increased $37.2 million during the six months ended March 31, 2011 as compared to wholesale sales of $531.3 million during the six months ended March 31, 2010.  The wholesale sales volume decreased approximately 18.5 million gallons during the six months ended March 31, 2011 as compared to sales of 440.4 million gallons during the six months ended March 31, 2010, as discussed above.  The decrease in sales volume resulted in a decrease in sales revenue of $22.3 million during the six months ended March 31, 2011.  Our average sales price during the six months ended March 31, 2011 increased $0.14 per gallon as compared to $1.21 per gallon during the six months ended March 31, 2010, which resulted in an increase in sales revenues of $59.5 million during the six months ended March 31, 2011.  The increase in price is due to the overall increase in the spot propane price during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.

Cost of Sales.  Wholesale cost of sales increased $36.0 million during the six months ended March 31, 2011 as compared to wholesale cost of sales of $522.7 million during the six months ended March 31, 2010.  The increase is due primarily to the effect of an increase in our cost of propane during the six months ended March 31 2011.  Our average cost of propane during the six months ended March 31, 2011 increased $0.14 per gallon as compared to our average cost of $1.19 per gallon during the six months ended March 31, 2010.  This increase in cost per gallon resulted in an increase of $57.9 million on cost of sales.  This increase was offset by a reduction in cost of sales of $21.9 million as a result of the decrease in sales volume of 18.5 million gallons.

Gross Margin.  Gross margin of our wholesale supply and marketing segment increased $1.2 million during the six months ended March 31, 2011 as compared to gross margin of $9.8 million during the six months ended March 31, 2010.  The increase in gross margin is due primarily to our ability to fully pass on our increased cost of propane during the six months ended March 31 2011.

Operating Expenses.  Operating expenses of our wholesale supply and marketing segment decreased $0.6 million during the six months ended March 31, 2011 as compared to operating expenses of $2.9 million during the six months ended March 31, 2010.  This decrease is due primarily to a reduction in compensation expense as a result of no bonus payments in the six months ended March 31 2011, compared to bonus payments of $1.4 million during the six months ended March 31, 2010.  The decrease resulting from the reduction in bonus payments was offset by an increase in compensation expense resulting from an increase in the number of employees.

General and Administrative Expenses.  General and administrative expenses of our wholesale supply and marketing segment increased $0.3 million during the six months ended March 31, 2011 as compared to general and administrative expenses of $0.4 million during the six months ended March 31, 2010.  The increase is due primarily to an increase in compensation and other expenses resulting from an increase in the number of employees.

Operating Income.  Operating income of our wholesale supply and marketing segment increased $1.4 million during the six months ended March 31, 2011 as compared to operating income of $6.6 million during the six months ended March 31, 2010.  This increase is due primarily to the increase in gross margin of $1.2 million and a net reduction in our total operating and general and administrative expenses of $0.3 million during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

	Six Months Ended		Change in
	March 31,	March 31,	Pre-Existing
	2011	2010	Business
	(in thousands)
Operating revenues	$2,637	$2,997	$(360)
Cost of sales	(292)	(275)	(17)
Gross margin	2,345	2,722	(377)

Other operating expenses	72	36	36
General and administrative expenses	209	63	146
Depreciation and amortization	423	420	3
Segment operating income	$1,641	$2,203	$(562)

Revenues.  Operating revenues of our midstream segment decreased $0.4 million during the six months ended March 31, 2011 as compared to operating revenues of $3.0 million during the six months ended March 31, 2010.  This decrease is due to the decrease in throughput of 14.6 million gallons during the six months ended March 31, 2011 as compared to throughput of 124.8 million gallons during the six months ended March 31, 2010, resulting from the impact of warm weather and the decrease in the demand for crop drying.

Gross Margin.  Gross margin of our midstream segment decreased $0.4 million during the six months ended March 31 2011 as compared to gross margin of $2.7 million during the six months ended March 31, 2010.  The decrease is due primarily as a result of the decrease in operating revenues resulting from the decreased terminal throughput.

Operating and General and Administrative Expenses.  Operating and general and administrative expenses of our midstream segment increased $0.2 million during the six months ended March 31, 2011 as compared to the same time period in 2010 due to increases in compensation expense resulting from an increase in personnel and the utilization of outside consultants.

Operating Income.  Operating income of our midstream segment decreased $0.6 million during the six months ended March 31, 2011 as compared to operating income of $2.2 million during the six months ended March 31, 2010.  This decrease is due primarily to the decrease in operating revenues resulting from a decline in throughput volumes and the increases in compensation expenses.

Six Months Ended September 30, 2010 for NGL Supply Compared to
Six Months Ended September 30, 2009 for NGL Supply

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the six months ended September 30, 2010 and 2009:

	Six Months Ended
	September 30,		Change
Segment	2010	2009	In Units	Percent
	(gallons in thousands)
Retail propane	3,747	3,795	(48)	(1.3)%
Wholesale supply and marketing	272,422	236,951	35,471	15.0%
Midstream	43,704	45,869	(2,165)	(4.7)%
Total	319,873	286,615	33,258	11.6%

Our retail propane volumes decreased 1.3% primarily due to the change in weather conditions. In our Kansas service area, it was 42.3% warmer based on heating degree days during the six months ended September 30, 2010 compared to the same period in 2009. In our Georgia service area, it was approximately 74.6% warmer based on heating degree days than during the same period in 2009. The volume decrease from warmer weather was offset by the increased volume from our Reliance acquisition which was included in our operations for only two months in the full six months in 2009 versus the full six months in 2010.

Our wholesale supply and marketing volumes increased by 35.5 million gallons (15.0%) over the six month 2009 volumes of 236.9 million gallons. Our wholesale supply and marketing volumes include those volumes we sell through transport truck and rail and the volumes we sell at a lesser margin through ownership transfers of propane held in storage to mitigate storage costs for product we are required to purchase during the off season. The overall increase in volumes sold for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 is due to an increase in our product transfer sales and an increase in sales of other natural gas liquids to refiners. The increased volumes from product transfer and sales of other natural gas liquids offset the reduction in propane sales volume we experienced as a result of the warmer weather conditions in the six month 2010 time period.

Our midstream terminal throughput volumes declined by approximately 2.2 million gallons during the six months ended September 30, 2010 as compared to the same period in 2009. This decrease is due to decreased crop drying demand for propane and a short-term reduction in the volume of available propane supply we could ship through the Blue Line pipeline during the period resulting from the shutdown of a refinery for expansion activities.

Operating Income by Segment

Our operating income (loss) by segment is as follows for the six months ended September 30, 2010 and 2009:

	Six Months Ended
	September 30,
Segment	2010	2009	Change
	(in thousands)
Retail propane	$(2,569)	$(1,496)	$(1,073)
Wholesale supply and marketing	567	361	206
Midstream	298	492	(194)
Corporate general and administrative expenses	(2,091)	(885)	(1,206)
Total	$(3,795)	$(1,528)	$(2,267)

The increase of $1.2 million in corporate general and administrative expenses during the six months ended September 30, 2010 is due primarily to compensation expenses and legal and accounting costs incurred in connection with the formation of and contribution of assets to NGL Energy Partners LP.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Six Months Ended
	September 30,
	2010	2009	Change
	(in thousands)
Propane sales	$6,128	$5,751	$377
Service and rental income	484	458	26
Parts and fittings sales	256	256	—
Cost of sales - propane	(4,489)	(3,413)	(1,076)
Cost of sales - other sales	(260)	(154)	(106)
Gross margin	2,119	2,898	(779)
Operating expenses	3,330	3,037	293
General and administrative expenses	488	501	(13)
Depreciation and amortization	870	856	14
Segment operating income (loss)	$(2,569)	$(1,496)	$(1,073)

Revenues.  Our retail propane sales for the six months ended September 30, 2010 increased $377,000 over the sales for the six months ended September 30, 2009 of $5.8 million. This increase is due primarily to higher sales prices, offset by reductions in our sales volume due to warmer weather. During the six month 2010 time period, our average sales price was $1.64 per gallon, compared to the average sales price of $1.52 per gallon in the six month 2009 time period. This increase is due primarily to the increase in the spot propane prices during the six months ended September 30, 2010. For the Conway, Kansas propane hub, for example, the propane spot price at September 30, 2010 was $1.1625 per gallon, compared to the March 31, 2010 closing price of $1.0625 per gallon and $0.875 per gallon at September 30, 2009. The impact of this price increase was an increase of $455,000 in our propane sales revenue for the period. The decrease in our retail propane sales volume resulted in a decrease in our revenue of approximately $78,000.

The increase in service revenues is due to the 2009 Reliance acquisition being included for only two months in the full six months in 2009 as compared to the full six months in 2010.

Cost of Sales.  Our cost of propane sales increased $1.1 million during the six months ended September 30, 2010, compared to $3.4 million for the same period in 2009.  This increase is due primarily to the increase in propane prices. Our cost of propane sales for the six month period ended September 30, 2010 was $1.20 per gallon, compared to $0.90 per gallon during the same period in 2009.

Gross Margin.  Our retail propane segment gross margin decreased $779,000 during the six months ended September 30, 2010 as compared to our gross margin of $2.9 million during the same period in 2009. This decrease is due primarily to our inability to pass on to our customers the full effect of the increase in propane prices during the period. Our gross margin per gallon for the six month period in 2010 was $0.44, compared to $0.62 for the same period in 2009. This resulted in a decrease of $670,000 in our gross margin. Decreased volumes resulted in a decrease in our gross margin of $30,000.

Operating Expenses.  Operating expenses of the retail propane segment increased $293,000 during the six months ended September 30, 2010 as compared to the same period in 2009. This increase is due primarily as a result of the Reliance acquisition in August 2009. That acquisition was included in our six month 2009 operations for two months as compared to the full six months in 2010. The increase results from increased compensation costs and vehicle expenses.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Six Months Ended
	September 30,
	2010	2009	Change
	(in thousands)
Wholesale supply sales	$315,364	$195,666	$119,698
Storage revenues	959	1,187	(228)
Cost of sales	(313,259)	(194,409)	(118,850)
Gross margin	3,064	2,444	620
Operating expenses	1,859	1,444	415
General and administrative expenses	540	468	72
Depreciation and amortization	98	171	(73)
Segment operating income	$567	$361	$206

Revenues.  Wholesale supply and marketing sales revenues for the six months ended September 30, 2010 increased $119.7 million over the revenues for the six months ended September 30, 2009 of $195.7 million. This increase is due to the impact of both increased volume and average sale price per gallon sold. Our volumes increased by 35.5 million gallons. This increase resulted in an increase in our sales revenues of approximately $41.1 million. Our average sales price was $1.16 per gallon for the 2010 time period, compared to $0.83 per gallon for the same six month period in 2009. The increase was due to the overall increase in the spot propane prices in the six months ended September 30, 2010. The sales price increase resulted in an increase in our wholesale supply and marketing segment revenue of approximately $78.6 million.

Our storage revenues for the six months ended September 30, 2010 decreased $228,000 from our storage revenues of $1.2 million during the same time period in 2009. This decrease is primarily due to the impact of two of our wholesale customers executing fewer pre-sale agreements during 2010 as compared to their 2009 activity. This resulted in fewer volumes of propane in storage for customers, and therefore, reduced storage revenues.

Cost of Sales.  Our wholesale supply and marketing segment cost of sales increased $118.9 million during the six months ended September 30, 2010 as compared to our cost of sales of $194.4 million during the same period in 2009. This increase is also due to the impact of increased volumes and the increase in the spot price of propane during the period. The increased volumes resulted in an increase to our cost of sales of $40.8 million. The spot propane price increase resulted in an increased cost of sales of $78.1 million. On a per gallon basis, our cost of sales was $1.15 for the 2010 time period, compared to $0.82 in the same six month period in 2009, an increase of $0.33 per gallon. This increase was equal to the per gallon increase in our sales price in 2010 as compared to 2009.

Gross Margin.  Overall for the six months ended September 30, 2010, our wholesale supply and marketing segment gross margin increased $620,000 over our margin of $2.4 million during the six months ended September 30, 2009. This margin increase consisted of an increased margin from sales revenues of $848,000, reduced by a reduction in our storage revenues of $228,000. The increased margin from propane sales was due to increased volume. Our margin per gallon averaged $.01 for both periods as we were able to successfully pass on to our wholesale customers the impact of the increase in the spot propane price during the 2010 time period.

Operating Expenses.  Our wholesale supply and marketing operating expenses increased $415,000 during the six months ended September 30, 2010 as compared to the same period in 2009. This increase is due primarily to an increase in compensation and other related personnel costs from an increase of our personnel and the increased use of outside consultants for our wholesale operations.

General and Administrative Expenses.  Our wholesale supply and marketing segment general and administrative expenses increased $72,000 during the six months ended September 30, 2010 as compared to the same period in 2009 due to an increase in taxes other than income of $99,000, reduced by a decrease in general office expenses of $27,000.

Depreciation and Amortization.  The decrease of $73,000 in depreciation and amortization expense of the wholesale supply and marketing segment during the six months ended September 30, 2010 is due to the impact of an insignificant change in estimate recorded during the six months ended September 30, 2009.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

	Six Months Ended
	September 30,
	2010	2009	Change
	(in thousands)
Operating revenues	$1,046	$1,106	$(60)
Cost of sales	(194)	(192)	(2)
Gross margin	852	914	(62)
Other operating expenses	42	33	9
General and administrative expenses	91	(26)	117
Depreciation and amortization	421	415	6
Segment operating income	$298	$492	$(194)

Revenues.  Operating revenues of our midstream segment decreased $60,000 during the six months ended September 30, 2010 as compared to the same period in 2009. This reduction is due to the reduced throughput volumes at our terminals.

Gross Margin.  The reduction of $62,000 in our midstream segment gross margin is due to the effect of reduced throughput volumes during the six months ended September 30, 2010 as compared to the same period in 2009.

General and Administrative Expenses.  Our midstream segment general and administrative expenses increased $117,000 during the six months ended September 30, 2010 as compared to the same period in 2009 due primarily to the foreign currency transaction losses realized during that period of $8,000, as compared to foreign currency transaction gains realized in 2009 of $101,000, an increased expense of $109,000.

Segment Operating Income.  Operating income of our midstream segment decreased from $492,000 during the six months ended September 30, 2009 to $298,000 during the same period in 2010. This decrease is due to the impact of reduced revenues from the decrease in our terminal throughput volume and the impact of foreign currency transaction losses realized in our Canada terminal operations.

Year Ended March 31, 2010 for NGL Supply Compared to
Year Ended March 31, 2009 for NGL Supply

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the fiscal years ended March 31, 2010, and 2009, respectively:

	Year Ended March 31,		Change
Segment	2010	2009	In Units	Percent
	(gallons in thousands)
Retail propane	15,514	14,033	1,481	10.6%
Wholesale supply and marketing	677,388	568,778	108,610	19.1%
Midstream	170,621	136,818	33,803	24.7%
Total	863,523	719,629	143,894	20.0%

During fiscal 2010, we sold 15.5 million retail gallons of propane, an increase of 1.5 million gallons or 10.6% from the 14.0 million retail gallons of propane sold during fiscal 2009.  Gallons sold during fiscal 2010 increased compared to fiscal 2009 as a result of our acquisition of Reliance Energy Partners, L.L.C., or Reliance, in Kansas in August 2009.  During the two years prior to our acquisition, Reliance had annual sales of approximately 2 million gallons.  The increase from the Reliance volumes was partially offset by lower volumes in Georgia.  Our Georgia volumes decreased 0.5 million gallons as a result of customer conservation from, we believe, the overall weak U.S. economic environment and, to a lesser extent, the lingering effects of higher propane costs, and an abrupt end to the 2009/2010 winter heating season.  Weather conditions have a significant impact on our volumes.  Average temperatures during fiscal 2010, as measured in heating degree days (as reported by the National Oceanic and Atmospheric Administration), were approximately 14.8% colder than fiscal 2009 in Kansas, and approximately 25.2% warmer in Georgia as compared to fiscal 2009.

Wholesale supply and marketing gallons overall increased 108.6 million gallons, or 19.1%, to 677.4 million gallons in fiscal 2010 from 568.8 million gallons in fiscal 2009.  The increase was due primarily to greater volumes sold to agricultural markets for crop drying and colder weather in the Mid-Continent region of the United States, plus the increased volumes sold to our retail propane segment as a result of the Reliance acquisition.

Our midstream throughput in fiscal 2010 increased 24.7%, or approximately 33.8 million gallons, over the fiscal 2009 throughput of approximately 136.8 million gallons.  This increase in volume is due primarily to the same factors that resulted in an increase in our wholesale supply and marketing volumes.

Operating Income by Segment

Our operating income by segment is as follows:

	Year Ended March 31,
Segment	2010	2009	Change
	(in thousands)
Retail propane	$1,391	$525	$866
Wholesale supply and marketing	6,912	10,531	(3,619)
Midstream	2,695	1,652	1,043
Corporate general and administrative expenses	(4,337)	(3,277)	(1,060)
	$6,661	$9,431	$(2,770)

The increased corporate general and administrative expense of $1.06 million in fiscal 2010 over fiscal 2009 is due primarily to increased bonus payments to our corporate management of approximately $764,000 over the 2009 bonus payments, an increase in corporate management compensation of approximately $76,000 and an increase in legal and accounting fees of approximately $221,000.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Year Ended March 31,
	2010	2009	Change
	(in thousands)
Propane sales	$25,076	$28,518	$(3,442)
Service and rental income	1,269	1,143	126
Parts and fittings sales	622	587	35
Cost of sales - propane	(15,146)	(21,240)	6,094
Cost of sales - other sales	(457)	(372)	(85)
Gross margin	11,364	8,636	2,728

Operating expenses	7,140	5,664	1,476
General and administrative expenses	1,107	994	113
Depreciation and amortization	1,726	1,453	273
Segment operating income	$1,391	$525	$866

During fiscal 2010, we had one retail propane acquisition (our acquisition of Reliance) that closed in August 2009.  The fiscal 2010 sales volumes from this acquisition totaled approximately 2 million gallons.  In addition, the propane acquisitions we made during fiscal 2009 benefited our results of operations for a full 12 months in fiscal 2010 versus only approximately 10 months during fiscal 2009.

Revenues.  Revenues from retail propane sales were $25.1 million for fiscal 2010, a decrease of $3.4 million, or 12.1%, compared to $28.5 million for fiscal 2009.  The decrease in propane sales was the net effect of a volume increase and an average sale price decrease.  For fiscal 2010, our average sale price decreased to $1.62 per gallon, compared to $2.03 per gallon in fiscal 2009, resulting in a revenue decrease of approximately $5.8 million.  However, our sales volume increases resulted in increased revenue of approximately $2.4 million, resulting in a net decrease in revenue of $3.4 million.  The average sale price decrease is due to the decline in the propane prices overall during fiscal 2010.  The volume increase is due primarily to the acquisition of Reliance during fiscal 2010 and colder weather in our Kansas region partially offset by the effects of warmer weather in Georgia as compared to fiscal 2009.

Service and rental income increased approximately $126,000 in fiscal 2010 compared to fiscal 2009 revenues of $1.1 million, due primarily to revenues from our Reliance acquisition.

Cost of Sales.  Cost of propane sales in fiscal 2010 decreased $6.1 million from the fiscal 2009 level of $21.2 million.  The overall decrease in cost of propane sales in fiscal 2010 is the net effect of an increased cost of sales of $2.2 million resulting from the increased volume of propane sales and a decreased cost of sales of $8.3 million resulting from a decline in our per gallon average propane cost.

Gross Margin.  Our gross margin increased $2.7 million during fiscal 2010 over the fiscal 2009 gross margin of $8.6 million, due primarily to an increased gross margin from propane sales of $2.7 million and the increase in service and rental income.  Our margin per gallon on propane sales during fiscal 2010 was $0.64, compared to the margin per gallon in fiscal 2009 of $0.52 resulting from our ability to improve our propane margin per gallon during periods of declining propane prices.  The higher gross margin on propane sales of $2.7 million consisted of an increase of $768,000 from the increased sales volume and an increase of $1.9 million from the $0.12 per gallon margin increase over fiscal 2009.

Operating Expenses.  Our propane operating expenses increased by $1.5 million during fiscal 2010 as compared to the fiscal 2009 operating expenses of $5.7 million.  The principal reason for the cost increases is the effect of the Reliance acquisition during fiscal 2010 and the full year of expenses from our fiscal 2009 acquisitions compared to having those operations for approximately 10 months in fiscal 2009.  In addition, we paid bonuses of approximately $285,000 to our propane employees during fiscal 2010 as compared to no bonuses in the prior years.  Bonus payments in the future will be dependent on the results of operations of the retail propane segment.  Other significant individual cost increases were compensation cost increases of approximately $535,000, general and medical insurance costs of $332,000 and vehicle operating costs of $55,000, all primarily related to increases in personnel and vehicles resulting from acquisitions in fiscal 2010 and fiscal 2009.

General and Administrative Expenses.  General and administrative expenses increased by $113,000 in fiscal 2010 compared to the fiscal 2009 expenses of $1.0 million.  This increase is due primarily to the impact of our fiscal 2010 and fiscal 2009 acquisitions.  The principal cost increases were for office expenses, including rents, of $26,000 and an increase in other office expenses of approximately $27,000.

Depreciation and Amortization.  The increased depreciation and amortization expense of $273,000 over fiscal 2009 depreciation and amortization of $1.5 million is due to the depreciation and amortization of property and equipment and intangibles in the 2010 Reliance acquisition and a full year of depreciation and amortization expense during fiscal 2010 on the fiscal 2009 acquisitions, compared to approximately 10 months of expense in fiscal 2009.

Operating Income.  Overall, operating income from our retail propane segment for fiscal 2010 increased $866,000 from the fiscal 2009 operating income of $525,000.  This increase is due to the improved margins we realized on propane sales resulting from our sales volume increases and our ability to improve our cents per gallon margin during periods of declining propane prices in excess of the increased operating, administrative and depreciation and amortization costs we incurred as a result of our acquisitions during fiscal 2010 and fiscal 2009.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Year Ended March 31,
	2010	2009	Change
	(in thousands)
Wholesale supply sales	$727,008	$730,474	$(3,466)
Storage revenues	2,368	1,741	627
Cost of sales	(717,085)	(715,114)	(1,971)
Gross margin	12,291	17,101	(4,810)
Operating expenses	4,314	5,343	(1,029)
General and administrative expenses	844	1,027	(183)
Depreciation and amortization	221	200	21
Segment operating income	$6,912	$10,531	$(3,619)

Revenues.  Our wholesale supply and marketing segment generates revenues from the sale of propane and other natural gas liquids and from storage of propane for third parties.  Our average selling price and gross margins per gallon for our wholesale supply and marketing segment are less than we realize in our retail propane segment.  Revenues from wholesale sales of propane and other natural gas liquids sales were $727.0 million in fiscal 2010, a decrease of $3.5 million or 0.5%, from $730.5 million in fiscal 2009.  The decrease in sales revenue of $3.5 million in fiscal 2010 is due to the net effect of increased volumes and a reduced average sales price.  Our volume increase of 108.6 million gallons resulted in an increased revenue of approximately $116.5 million.  However, our average per gallon selling price declined from $1.28 in fiscal 2009 to $1.07 in fiscal 2010.  The impact on our total revenues as a result of this price decline is a decrease in revenue of approximately $120.0 million.  Propane prices fluctuated significantly during our fiscal years 2008 through 2010, and the average propane prices on the spot market reflected an overall decline in fiscal 2009 and fiscal 2010 from the levels reached during our fiscal 2008.  Our volume increased during fiscal 2010 due to an increase in volumes sold for crop drying in the Mid-Continent region, colder weather and the increased volumes sold to our retail operation during fiscal 2010 due to the impact of acquisitions in fiscal 2009.

Our storage revenues increased $627,000 in fiscal 2010 compared to storage revenues of $1.7 million in fiscal 2009.  The principal reason for the increased storage revenues is an increased level of propane presales to our wholesale supply and marketing customers that resulted from the propane spot price declines and the impact of colder weather in fiscal 2010 as compared to fiscal 2009.  This resulted in an increase in the volume of propane our customers stored in our facilities in fiscal 2010 as compared to fiscal 2009.

Cost of Sales.  The cost of sales in fiscal 2010 for our wholesale supply and marketing segment increased $2.0 million over the fiscal 2009 cost of sales of $715.1 million, due primarily to the effect of the increased volumes.  The impact on cost of sales from the increased volumes is an increase of $115.0 million.  However, our cost per gallon sold declined from $1.26 in fiscal 2009 to $1.06 in fiscal 2010, which resulted in a decrease to cost of sales of $113.0 million.  The decrease in our per gallon cost reflects the price changes that occurred in the propane spot market during fiscal 2010 and the effect of a writedown of propane inventory of approximately $5.3 million in fiscal 2009.

Gross Margin.  On an overall basis, the gross margins we realize in our wholesale supply and marketing segment, both as a percentage of our revenues and on a per gallon sold basis, are lower than the margins we realize from our retail propane operation.  We attempt to maintain our margins period to period through our cost-plus pricing strategy.  However, in periods of significant decreases in the propane spot price, such as occurred during fiscal 2009 as compared to fiscal 2008, we may be able to increase our per gallon margin.  In periods where prices are relatively stable or fluctuate in a somewhat more normal level (such as occurred during fiscal 2010), our margins could decline.  That is what we experienced during fiscal 2010.  Our margin per gallon was $0.0146 in fiscal 2010, compared to $0.0270 during fiscal 2009.  However, our margin per gallon improved over the levels we realized during fiscal 2008 when spot market prices fluctuated significantly during the year.

Operating Expenses.  Our wholesale supply and marketing segment operating expenses decreased $1.0 million in fiscal 2010 from the fiscal 2009 level of $5.3 million.  This decrease is due principally to a reduction in personnel in our wholesale supply and marketing segment.  During fiscal 2010, compensation and commission expense decreased approximately $798,000, employee insurance decreased approximately $142,000 and consultant fee expense decreased approximately $36,000.

General and Administrative Expenses.  General and administrative expenses for our wholesale supply and marketing segment decreased $183,000 over fiscal 2009 expense of $1.0 million.  This decrease is due primarily to a reduction of bad debt expense provisions in fiscal 2010 of $269,000 due to improving economic conditions.

Operating Income.  Operating income for our wholesale supply and marketing segment decreased $3.6 million in fiscal 2010 from fiscal 2009 operating income of $10.5 million.  The decreased operating income in fiscal 2010 is due to the $4.8 million decline in our gross margin, which exceeded the overall reduction of our operating and general and administrative expenses.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

	Year Ended March 31,
	2010	2009	Change
	(in thousands)
Operating revenues	$4,103	$3,259	$844
Cost of sales	(467)	(423)	(44)
Gross margin	3,636	2,836	800
Other operating expenses	69	67	2
General and administrative expenses	37	280	(243)
Depreciation and amortization	835	837	(2)
Segment operating income	$2,695	$1,652	$1,043

Revenues.  Our midstream segment operating revenues historically consist of fees earned on throughput at our propane terminals in Missouri, Illinois and Canada.  Our revenue is fee-based which will vary primarily by the terminal throughput.  We did not change our fee structure during fiscal 2010.  Therefore, the increased revenue of $844,000 during fiscal 2010 is due exclusively to an increase in the throughput volume in our Missouri and Illinois terminals.  The increased revenues in Canada were insignificant.  The volume increased during fiscal 2010 due primarily to the improved agricultural market for crop-drying purposes and the colder weather experienced in the Mid-Continent region.  In fiscal 2010, our revenues by geographic region were $3.9 million in the U.S., and $243,000 in Canada.  In fiscal 2009, our operating revenues were $3.0 million in the U.S. and $242,000 in Canada.

Cost of Sales.  We include in cost of sales the cost of mercaptan (the odorant added to propane) and the charges we incur in the operation of our terminal facilities.  The $44,000 increase in fiscal 2010 cost of sales over fiscal 2009 cost of sales of $423,000 is due to increases in the cost of mercaptan during fiscal 2010 resulting from the increased throughput.

Gross Margin.  Our midstream gross margin in fiscal 2010 increased $800,000 over the gross margin of $2.8 million we realized in fiscal 2009.  This increase is due primarily to increased throughput volumes in our U.S. terminals.

General and Administrative Expenses.  The decreased general and administrative expenses for our midstream segment of $243,000 over fiscal 2009 expense of $280,000 is due to the benefit we realized from Canadian dollar exchange rate changes during fiscal 2010.  During fiscal 2010, the impact of Canadian exchange rate transaction gains and losses (which we record in general and administrative expenses of our midstream segment) was an overall gain of $132,000, compared to exchange rate transaction losses of $128,000 during fiscal 2009, an improvement of $260,000.

Operating Income.  Our midstream segment operating income increased $1.0 million during fiscal 2010 over the operating income we realized in fiscal 2009 of $1.7 million.  This increased operating income is due to an $800,000 increase in our gross margin, resulting from increased throughput volumes, and a decreased total operating and general and administrative expense of $241,000.  During both fiscal 2010 and fiscal 2009, all of our three propane terminals were operated by third parties under operating and maintenance agreements with specified service charges.  This provides us with an ability to operate these facilities at a relatively fixed cost structure.  Our principal variable costs are limited primarily to the cost of utilities and mercaptan, which fluctuate with changes in our throughput volume.  Thus, as our throughput increases, our operating income tends to increase because of the limited effect such throughput increases have on our overall cost structure.

Seasonality

Seasonality impacts all of our segments, but the most significant impact is on our retail propane segment.  A large portion of our retail propane operation is in the residential market where propane is used primarily for heating.  During the twelve month period ended March 31, 2011, excluding the impact of the Hicksgas acquisition, approximately 73% of our retail propane volume was sold during the peak heating season from October through March.  Consequently, sales, operating profits and positive operating cash flows are generated mostly in the third and fourth quarters of each fiscal year.  We have historically realized operating losses and negative operating cash flows during our first and second fiscal quarters.  See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

Liquidity, Sources of Capital and Capital Resource Activities

Our principal sources of liquidity and capital are the cash flows from our operations and borrowings under our revolving credit facility.  Our cash flows from operations are discussed below.

Our borrowing needs vary significantly during the year due to the seasonal nature of our business.  Our greatest working capital borrowing needs generally occur during the period of April through September, the periods when the cash flows from our retail and wholesale propane operations are reduced.  Our needs also increase during those periods when we are building our physical propane inventories in anticipation of the heating season and to help us establish a fixed margin for a percentage of our wholesale and retail sales under fixed price sales agreements.  Our working capital borrowing needs decline during the period of October through March when the cash flows from our retail and wholesale propane operations are the greatest.

Under our partnership agreement, we are required to make distributions in an amount equal to all of our available cash, if any, no more than 45 days after the end of each fiscal quarter to holders of record on the applicable record dates.  Available cash generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by our general partner in its reasonable discretion for future cash requirements.  These reserves are retained for the proper conduct of our business, debt principal and interest payments and for distributions to our unitholders during the next four quarters.  Our general partner reviews the level of available cash on a quarterly basis based upon information provided by management.

We believe that our anticipated cash flows from operations and the borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs for the next 12 months.  If our plans or assumptions change or are inaccurate, or if we make acquisitions, we may need to raise additional capital.  While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved recently.  However, we cannot give any assurances that we can raise additional capital to meet these needs.  Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

Revolving Credit Facility

On October 14, 2010, we and our subsidiaries entered into a $180.0 million revolving credit facility.  The revolving credit facility, as amended in January, February, and April, 2011, provides for a total credit facility of $200.0 million, represented by a $50.0 million working capital facility and a $150.0 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  The borrowing base is determined in part by reference to certain trade position reports and mark-to-market reports delivered to the administrative agent and is subject to immediate adjustment for reductions in certain components of those reports.  A reduction to the borrowing base could require us to repay indebtedness in excess of the borrowing base.  The working capital facility allows for letter of credit advances of up to $50.0 million and swingline loans of up to $5.0 million.

Our revolving credit facility has a final maturity on October 14, 2014.  In addition to customary mandatory prepayment restrictions, we must once a year, between March 31 and September 30, prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to less than $10.0 million for 30 consecutive days.

Borrowings under our revolving credit facility bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated EBITDA for the period of the four fiscal quarters most recently ended.  Interest is payable quarterly.  The initial interest rates vary at LIBOR plus 3% to 3.75% for any LIBOR borrowings and the bank’s prime rate plus 2% to 2.75% for any base rate borrowings, in each case depending upon the leverage ratio.  We are also required to pay a 0.5% commitment fee on the average unused commitment.

Our revolving credit facility contains various covenants limiting our ability to (subject to certain exceptions), among other things:

•                  incur other indebtedness (other than permitted debt as defined in the credit facility);

•                  grant or incur liens on our property;

•                  create or incur any contingent obligations;

•                  make investments, loans and acquisitions;

•                  enter into a merger, consolidation or sale of assets;

•                  change the nature of our business or change the name or place of our business;

•                  pay dividends or make distributions if we are in default under the revolving credit facility or in excess of available cash; and

•                  prepay, redeem, defease or otherwise acquire any permitted subordinated debt or make certain amendments to permitted subordinated debt.

Our revolving credit facility further indicates that our “leverage ratio” cannot exceed 4.25 to 1.0 at any quarter end (4.0 to 1.0 as of June 30, 2011).  At March 31, 2011, our ratio of total funded debt to consolidated EBITDA was 3.69 to 1.0.

Our revolving credit facility includes customary events of default.

At March 31, 2011, we were in compliance with all debt covenants under our revolving credit facility.

Cash Flows

The following summarizes the sources of our cash flows for the periods indicated:

	NGL Energy Partners LP	NGL Supply
	Six Months Ended	Six Months Ended	Year Ended
	March 31,	September 30,	March 31,
Cash Flows Provided by (Used In):	2011	2010	2010	2009
		(in thousands)
Operating activities, before changes in operating assets and liabilities	$15,905	$(2,491)	$8,871	$16,278
Changes in operating assets and liabilities	18,104	(28,258)	(1,391)	5,871

Operating activities	$34,009	$(30,749)	$7,480	$22,149

Investing activities	(18,438)	333	(2,833)	(2,971)

Financing activities	(3,170)	10,161	(834)	(7,117)

Operating Activities.  The seasonality of our retail propane business, and to an extent, our wholesale supply and marketing business, has a significant effect on our cash flows from operating activities.   The changes in our operating assets and liabilities caused by the seasonality of our retail and wholesale propane business also have a significant impact on our net cash flows from operating activities, as is demonstrated in the table above.  Increases in propane prices will tend to result in reduced operating cash flows due to the need to use more cash to fund increases in propane inventories, and propane price decreases tend to increase our operating cash flow due to lower cash requirements to fund increases in propane inventories.

In general, our operating cash flows are greatest during our third and fourth fiscal quarters, or the six months ending March 31, when our operating income levels are highest and customers pay for propane consumed during the heating season months.  Conversely, our operating cash flows are generally at their lowest levels during our first and second fiscal quarters, or the six months ending September 30, when we are building our inventory levels for the upcoming heating season.  We will generally borrow under our working capital facility to supplement our operating cash flows as necessary during our first and second quarters.  The table above reflects the general trend in each of the periods.  Propane prices declined significantly during the period of August 2008 to December 2009, which resulted in a substantial improvement in our operating cash flows as a result of less cash requirements to fund changes in working capital, primarily accounts receivable and inventories.  This resulted in a significant increase in our operating cash flows for fiscal 2009.

Investing Activities.  Our cash flows from investing activities are primarily impacted by our capital expenditures.  In periods where we are engaged in significant acquisitions, such as during each of our fiscal years 2009 through 2011, we will generally realize negative cash flows in investing activities, which, depending on our cash flows from operating activities, may require us to increase the borrowings under our acquisition or working capital facilities, such as during the six months ended March 31, 2011.  We were able to reduce our net borrowings during fiscal 2009 because of the significant increase in our operating cash flows.

Financing Activities.  Changes in our cash flow from financing activities historically have been due to advances from and repayments of our revolving credit facility, either to fund our operating or investing requirements.  In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we fund the cash flow deficits through our working capital facility.  Cash flows required by our investing activities in excess of cash available through our operating activities have historically been funded by our acquisition credit facility.  In the table above, we had positive cash flows from financing activities due to the increase in our debt levels to fund our negative cash flows from operating activities during the six months ended September 30, 2010.  We were able to reduce our debt levels during fiscal 2009 due to the substantial increase in our operating cash flows.

With the exception of the six months ended September 30, 2010 and the six months ended March 31, 2011, our financing cash flows to fund distributions to our shareholders were not substantial.  NGL Supply made distributions to its preferred stockholder each year as required.  NGL Supply also made a $7.0 million distribution to the owners of its common stock during the six months ended September 30, 2010 in advance of our formation transactions.  We made a distribution of $40.0 million to the previous shareholders of NGL Supply during the six months ended March 31, 2011.  Such distributions and the negative cash flows realized from our operating activities during the six months ended September 30, 2010 required us to increase our borrowings under our revolving credit facility.  We expect our distributions to owners to increase in future periods under the terms of our partnership agreement.  Based on the number of common and subordinated units outstanding after our initial public offering, if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $5.0 million per quarter ($20.0 million per year).  To the extent our cash flows from operating activities are not sufficient to finance our required distributions, we may be required to increase the borrowings under our working capital credit facility.

On May 5, 2011, we made a distribution of $3.85 million to our unitholders as of March 31, 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2011 for our fiscal years ending thereafter (amounts in thousands):

		For the Years Ending March 31,				After March 31,
	Total	2012	2013	2014	2015	2015
	(in thousands)
Debt principal payments —
Acquisition advances (1)	$65,000	$65,000	$—	$—	$—	$—
Working capital advances (2)	—	—	—	—	—	—
Other long-term debt	1,371	830	451	90	—	—
Scheduled interest payments on acquisition facility (1)	446	446	—	—	—	—
Capital lease obligations	541	129	130	130	130	22
Standby letters of credit (3)	4,409	4,409	—	—	—	—
Future estimated payments under terminal operating agreements	2,233	359	364	370	376	764
Storage leases	434	434	—	—	—	—
Future minimum lease payments under other noncancelable operating leases	3,228	705	719	668	600	536
Fixed price commodity purchase commitments (4)	34,891	34,891	—	—	—	—
Index priced commodity purchase commitments (4) (5)	80,734	80,734	—	—	—	—
Total contractual obligations	$193,287	$187,937	$1,664	$1,258	$1,106	$1,322

Gallons under fixed-price commitments (thousands)	27,719	27,719	—	—	—	—
Gallons under index-price commitments (thousands)	59,543	59,543	—	—	—	—

(1)

The estimated principal and interest payments on our revolving credit facility are based on our average interest rate of 3.962% at March 31, 2011 and the pay down of the advances using proceeds from our initial public offering in May 2011. See Note 9 to our consolidated financial statements as of March 31, 2011 included elsewhere herein for additional information on our credit agreement. We are also required to pay a 0.5% commitment fee on the average unused commitment.

(2)

Once each year, between March 31 and September 30, we are required to prepay borrowings under our working capital facility to reduce the outstanding borrowings to less than $10.0 million for 30 consecutive days. At March 31, 2011, we had no outstanding working capital borrowings.

(3)	Includes $4.4 million of letters of credit which settled in April 2011.

(4)	At March 31, 2011, we had fixed priced and index priced sales contracts for approximately 26.3 million and 4.6 million gallons of propane, respectively.

(5)

Index prices are based on a forward price curve as of March 31, 2011. A theoretical change of $0.10 per gallon in the underlying commodity price at March 31, 2011 would result in a change of approximately $6.0 million in the value of our index-based purchase commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are expected to have an impact on our financial condition or results of operations other than the operating leases we have executed.

Environmental Legislation

Please see “Item 1 — Business — Government Regulation — Greenhouse Gas Regulation” for a discussion of proposed environmental legislation and regulations that, if enacted, could result in increased compliance and operating costs.  However, at this time we cannot predict the structure or outcome of any future legislation or regulations or the eventual cost we could incur in compliance.

Recent Accounting Pronouncements

FASB Accounting Standards Codification Subtopic 260-10, or ASC 260-10, originally issued as FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, was ratified in June 2008 and applies to the calculation of earnings per share.  ASC 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We adopted ASC 260-10 in fiscal 2010.  The adoption of ASC 260-10 did not have a significant impact on our earnings per share calculation since we did not have any share-based compensation awards that represented “participating securities.”  However, this may have a significant impact on our earnings per unit computation in future periods.

Critical Accounting Policies

The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership’s operations and the use of estimates made by management.  We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations.  Changes in these policies could have a material effect on the financial statements.  The application of these accounting policies necessarily requires our most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements.

Revenue Recognition

Sales of propane and other natural gas liquids in our retail propane and wholesale supply and marketing operations are recognized at the time product is shipped or delivered to the customer.  Revenue from the sale of propane fittings and parts is recognized at the later of the time of sale or installation.  Propane service revenues are recognized upon completion of the service.  Tank rental revenues are recognized over the period of the rental.  Storage revenue is recognized during the period in which storage services are provided.  Terminal operating revenues are recorded at the point of product throughput.

Impairment of Goodwill and Long-Lived Assets

Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.  We completed the valuation of each of our reporting units and determined no impairment existed for the periods ended March 31, 2011.  The valuation of our reporting units requires us to make certain assumptions as relates to future operations.  When evaluating operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others.  If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge.  A 35.6% decrease in the estimated future cash flows or a 16.2% increase in the discount rate used in our impairment analysis would not have indicated a potential impairment of any of our intangible assets.  To date, we have not recognized any impairment on assets we have acquired.

Asset Retirement Obligation

We are required to recognize the fair value of a liability for an asset retirement obligation when it is incurred (generally in the period in which we acquire, construct or install an asset) if a reasonable estimate of fair value can be made.  If a reasonable estimate cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when a reasonable estimate of fair value can be made.

In order to determine fair value of such liability, we must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free interest rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation.  These estimates and assumptions are very subjective and can vary over time.

We have determined that we are obligated by contractual or regulatory requirements to remove certain of our assets or perform other remediation of the sites where such assets are located upon the retirement of those assets.  However, the fair value of our asset retirement obligation cannot currently be reasonably estimated because the settlement dates are indeterminate.  We will record an asset retirement obligation in the periods in which we can reasonably determine the settlement dates.

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Depreciation expense represents the systematic and rational write-off of the cost of our property and equipment, net of residual or salvage value (if any), to the results of operations for the quarterly and annual periods the assets are used.  We depreciate the majority of our property and equipment using the straight-line method, which results in our recording depreciation expense evenly over the estimated life of the individual asset.  The estimate of depreciation expense requires us to make assumptions regarding the useful economic lives and residual values of our assets.  At the time we acquire and place our property and equipment in service, we develop assumptions about such lives and residual values that we believe are reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation expense amounts prospectively.  Examples of such circumstances include changes in laws and regulations that limit the estimated economic life of an asset; changes in technology that render an asset obsolete; or changes in expected salvage values.

The net book value of our property, plant and equipment was $62.1 million at March 31, 2011.  We recorded depreciation expense of $2.8 million, $1.0 million, $2.2 million and $1.8 million for the six months ended March 31, 2011 and September 30, 2010 and for the years ended March 31, 2010, and 2009, respectively.

For additional information regarding our property and equipment, see Note 6 of our March 31, 2011 consolidated financial statements included elsewhere in this annual report.

Business Combinations

We have made in the past, and expect to make in the future, acquisitions of other businesses.  In accordance with generally accepted accounting principles for business combinations, we recorded business combinations using a method known as the “acquisition method” in which the various assets acquired and liabilities assumed are recorded at their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal.  Estimating fair values can be complex and subject to significant business judgment.  We must also identify and include in the allocation all tangible and intangible assets acquired that meet certain criteria, including assets that were not previously recorded by the acquired entity.  The estimates most commonly involve property and equipment and intangible assets, including those with indefinite lives.  The excess of purchase price over the fair value of acquired assets is recorded as goodwill which is not amortized but reviewed annually for impairment.  Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.  The impact of subsequent changes to the identification of assets and liabilities may require a retroactive adjustment to previously reported financial position and results of operations.

Inventory

Our inventory consists primarily of propane inventory we hold in storage facilities or in various common carrier pipelines.  We value our inventory at the lower of cost or market, and our cost is determined based on the weighted average cost method.  There may be periods during our fiscal year where the market price for propane on a per gallon basis would be less than our average cost.  However, the accounting guidelines do not require us to record a writedown of our inventory at an interim period if we believe that the market values will recover by our year end of March 31.  Propane prices fluctuate year to year, and during the interim periods within a year.  Historically, the market prices as of March 31 have been in excess of our average cost.  At March 31, 2009, however, due to the significant volatility of the propane market during fiscal 2008 and 2009, the market price per gallon was substantially less than the recorded average cost per gallon.  As a result, we were required to record a writedown of our inventory, and such writedown during the year ended March 31, 2009 was approximately $5.4 million, compared to a writedown at March 31, 2010 of $321,000.  We are unable to control changes in the market value of propane and are unable to determine whether writedowns will be required in future periods.  In addition, writedowns at interim periods could be required if we cannot conclude that market values will recover sufficiently by our year end.

Product Exchanges

In our wholesale supply and marketing business, we frequently have exchange transactions with suppliers or customers in which we will deliver product volumes to them, or receive product volumes from them to be delivered back to us or from us in future periods, generally in the short-term (referred to as “product exchanges”).  The settlements of exchange volumes are generally done through in-kind arrangements whereby settlement volumes are delivered at no cost, with the exception of location differentials.  Such in-kind deliveries are ongoing and can take place over several months.  We estimate the value of our current product exchange assets and liabilities using period end spot market prices plus or minus location differentials, which we believe represents the value of the exchange volumes at such date.  Changes in product prices could impact our estimates.

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2011, substantially all of our long-term debt is variable-rate debt.  Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability.  Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our revolving credit facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates.  As of March 31, 2011, we had outstanding borrowings of approximately $65.0 million of acquisition advances under our revolving credit facility, at an average interest rate of 3.962%.  A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of approximately $81,000.

We have entered into interest rate swap agreements to hedge the risk of interest rate fluctuations on our long term debt.  These agreements convert a portion of our revolving credit facility floating rate debt into fixed rate debt on notional amounts of $8.5 million and end on June 30, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under these swaps are based on three-month LIBOR rates.  We do not account for these agreements as hedges.  At March 31, 2011, the fair value of these hedges was a liability of approximately $0.3 million and is recorded as accrued liabilities in our consolidated balance sheet.

Commodity Price and Credit Risk

Our operations are subject to certain business risks, including commodity price risk and credit risk.  Commodity price risk is the risk that the market value of propane and other natural gas liquids will change, either favorably or unfavorably, in response to changing market conditions.  Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract.

We take an active role in managing and controlling commodity price and credit risks and have established control procedures, which we review on an ongoing basis.  We monitor commodity price risk through a variety of techniques, including daily reporting of price changes to senior management.  We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on propane liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate.  The principal counterparties associated with our operations as of March 31, 2011 and 2010 were propane retailers, resellers, energy marketers, producers, refiners and dealers.

The propane industry is a “margin-based” and “cost-plus” business in which gross profits depend on the differential of sales prices over supply costs.  As a result, our profitability will be sensitive to changes in wholesale prices of propane caused by changes in supply or other market conditions.  When there are sudden and sharp increases in the wholesale cost of propane, we may not be able to pass on these increases to our customers through retail or wholesale prices.  Propane is a commodity and the price we pay for it can fluctuate significantly in response to supply or other market conditions.  We have no control over supply or market conditions.  In addition, the timing of cost increases can significantly affect our realized margins.  Sudden and extended wholesale price increases could reduce our gross margins and could, if continued over an extended period of time, reduce demand by encouraging our retail customers to conserve or convert to alternative energy sources.

We have engaged in derivative financial and other risk management transactions in the past, including various types of forward contracts, options, swaps and future contracts, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions and to help ensure the availability of propane during periods of short supply.  We attempt to balance our contractual portfolio by purchasing volumes when we have a matching purchase commitment from our wholesale and retail customers.  We may experience net unbalanced positions from time to time which we believe to be immaterial in amount.  In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our derivative portfolio.

Although we use derivative commodity instruments to reduce the market price risk associated with forecasted transactions, we have not accounted for such derivative commodity instruments as hedges.  In addition, we do not use such derivative commodity instruments for speculative or trading purposes.  As of March 31, 2011, the fair value of our unsettled commodity derivative instruments was an asset of approximately $0.8 million.  A hypothetical change of 10% in the market price of propane would result in a decrease in the fair value of such derivative commodity instruments of approximately $62,000.  We record the changes in fair value of these derivative commodity instruments as cost of sales of our wholesale supply and marketing segment.

Fair Value

The value of our open derivative commodity instruments and interest rate swap contracts at March 31, 2011 was an asset and a liability of $0.8 million and $0.3 million, respectively.  See Note 13 to our consolidated financial statements as of March 31, 2011 included elsewhere in this annual report for additional information.

We use observable market values for determining the fair value of our trading instruments.  In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis.

Item 8.                     Financial Statements and Supplementary Data

Our consolidated financial statements beginning on page F-1 of this annual report, together with the reports of Grant Thornton LLP, our independent registered public accounting firm, and BDO USA, LLP are incorporated by reference into this Item 8.

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

Board of Directors of our General Partner

NGL Energy Holdings LLC, our general partner, manages our operations and activities on our behalf through its directors and executive officers, which executive officers are also officers of our operating company. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations.  The NGL Energy GP Investor Group appoints all members to the board of directors of our general partner.

The board of directors of our general partner currently has five members.  The board of directors of our general partner has determined that Mr. Kneale and Mr. Cropper satisfy the NYSE and SEC independence requirements.  The NGL Energy GP Investor Group will appoint a third independent director within 12 months of the listing date of our common units on the NYSE.  The NYSE does not require a listed publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner.

In evaluating director candidates, the NGL Energy GP Investor Group will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of the board of directors of our general partner to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties. Our general partner has no minimum qualifications for director candidates. In general, however, the NGL Energy GP Investor Group will review and evaluate both incumbent and potential new directors in an effort to achieve diversity of skills and experience among the directors of our general partner and in light of the following criteria:

•                  experience in business, government, education, technology or public interests;

•                  high-level managerial experience in large organizations;

•                  breadth of knowledge regarding our business or industry;

•                  specific skills, experience or expertise related to an area of importance to us, such as energy production, consumption, distribution or transportation, government, policy, finance or law;

•                  moral character and integrity;

•                  commitment to our unitholders’ interests;

•                  ability to provide insights and practical wisdom based on experience and expertise;

•                  ability to read and understand financial statements; and

•                  ability to devote the time necessary to carry out the duties of a director, including attendance at meetings and consultation on partnership matters.

Although our general partner does not have a formal policy in regard to the consideration of diversity in identifying director nominees, qualified candidates for nomination to the board are considered without regard to race, color, religion, gender, ancestry or national origin.

Directors and Executive Officers

Directors of our general partner are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The following table shows information regarding the current directors of our general partner and our executive officers.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	57	Chief Executive Officer and Director
Craig S. Jones	59	Chief Financial Officer, Treasurer and Secretary
Bradley K. Atkinson	56	Vice President, Business Development
Shawn W. Coady	49	Co-President and Chief Operating Officer, Retail Division and Director
Todd M. Coady	53	Co-President, Retail Division
Brian K. Pauling	60	Chief Operating Officer, Midstream Division
Stephen D. Tuttle	63	President, Midstream Division
Sharra Straight	47	Vice President and Comptroller
Stephen L. Cropper	61	Director
James C. Kneale	60	Director
William A. Zartler	46	Director

H. Michael Krimbill.  Mr. Krimbill has served as our Chief Executive Officer since October 2010 and as a member of the board of directors of our general partner since its formation in September 2010. From February 2007 through September 2010, Mr. Krimbill managed private investments. Mr. Krimbill was the President and Chief Financial Officer of Energy Transfer Partners, L.P. from 2004 until his resignation in January 2007. Mr. Krimbill joined Heritage Propane Partners, L.P., the predecessor of Energy Transfer Partners, as Vice President and Chief Financial Officer in 1990. Mr. Krimbill was President of Heritage from 1999 to 2000 and President and Chief Executive Officer of Heritage from 2000 to 2005. Mr. Krimbill also served as a director of Energy Transfer Equity, the general partner of Energy Transfer Partners, from 2000 to January 2007. Mr. Krimbill is also currently a member of the boards of directors of Williams Partners L.P., where he is on the audit committee and is chairman of the conflicts committee, and Pacific Commerce Bank.

Mr. Krimbill brings leadership, oversight and financial experience to the board. Mr. Krimbill provides expertise in managing and operating a publicly traded partnership, including substantial expertise in successfully acquiring and integrating propane and midstream businesses. Mr. Krimbill also brings financial expertise to the board, including through his prior service as a chief financial officer and as a member of the audit committee of Williams. As a director for other public companies, Mr. Krimbill also provides cross board experience.

Craig S. Jones.  Mr. Jones has served as our Chief Financial Officer since October 2010. Mr. Jones was the Chief Financial Officer of NGL Supply from October 2004 until the membership interests in NGL Supply were contributed to us as part of our formation transactions. Prior to joining NGL Supply, Mr. Jones served as the Vice President and Chief Financial Officer of Williams International Company from 1997 to 2002. Mr. Jones has a B.S. and an M.B.A. in Finance from Oklahoma State University.

Bradley K. Atkinson.  Mr. Atkinson has served as our Vice President, Business Development since October 2010. From April 2007 through September 2010, Mr. Atkinson managed private investments. Mr. Atkinson was previously an officer of Energy Transfer Partners, L.P., and its predecessor, Heritage Propane Partners, L.P., serving as the Vice President — Corporate Development from August 2000 to March 2007 and as the Vice President of Administration from April 1998 to July 2000. Prior to joining Energy Transfer Partners, Mr. Atkinson held various positions at Mapco, Inc. from 1986 to 1998, where he managed the acquisitions and business development for Thermogas as the vice president of administration for the retail propane division for eight years. Mr. Atkinson has a B.S.B.A. in Accounting from Pittsburg State University and an M.B.A. from Oklahoma State University.

Shawn W. Coady.  Dr. Coady has served as our Co-President and Chief Operating Officer, Retail Division since October 2010 and as a member of the board of directors of our general partner since its formation in September 2010. Dr. Coady has served as the Vice President of Hicks Oils & Hicksgas, Incorporated, or HOH, since March 1989. HOH contributed its propane and propane related assets to Hicks LLC, and the membership interests in Hicks LLC were contributed to us as part of our formation transactions. Dr. Coady was an executive officer of

Bachtold Brothers, Incorporated, a family owned company, when it filed for Chapter 7 bankruptcy protection in October 2005. Dr. Coady was also the President of Gifford from March 1989 until the membership interests in Gifford were contributed to us as part of our formation transactions. Dr. Coady has served as a director and as a member of the executive committee of the Illinois Propane Gas Association since 2004. Dr. Coady has also served as the Illinois state director of the National Propane Gas Association since 2004. Dr. Coady has a B.A. in Chemistry from Emory University and an O.D. from the University of Houston. Dr. Coady is the brother of Mr. Coady.

Dr. Coady brings valuable management and operational experience to the board. Dr. Coady has over 20 years of experience in the retail propane industry, and provides expertise in both acquisition and organic growth strategies. Dr. Coady also provides insight into developments and trends in the propane industry through his leadership roles in national and state propane gas associations.

Todd M. Coady.  Mr. Coady has served as our Co-President, Retail Division since October 2010. Mr. Coady has served as the President of HOH since March 1989. HOH contributed its propane and propane related assets to Hicks LLC, and the membership interests in Hicks LLC were contributed to us as part of our formation transactions. Mr. Coady was also the Vice President of Gifford from March 1989 until the membership interests in Gifford were contributed to us as part of our formation transactions. Mr. Coady was an executive officer of Bachtold Brothers, Incorporated, a family owned company, when it filed for Chapter 7 bankruptcy protection in October 2005. Mr. Coady has a B.S. in Chemical Engineering from Cornell University and an M.B.A. from Rice University. Mr. Coady is the brother of Dr. Coady.

Brian K. Pauling.  Mr. Pauling has served as our Chief Operating Officer, Midstream Division since October 2010. Mr. Pauling was the President and Chief Operating Officer of NGL Supply from 1997 until the membership interests in NGL Supply were contributed to us as part of our formation transactions. Mr. Pauling joined NGL Supply in 1988 as Vice President of Supply, Mid-Continent. Mr. Pauling previously served as Vice President of Mid Continent Supply and Trading for Vanguard Petroleum Corporation from 1980 to 1988. Prior to joining Vanguard, he held various management positions in operations and marketing for Mapco, Inc. from 1971 to 1979, including serving as General Manager of Marketing and Business Development from 1978 to 1979.

Stephen D. Tuttle.  Mr. Tuttle has served as our President, Midstream Division since October 2010. Mr. Tuttle was the Chief Executive Officer of NGL Supply from 1997 until the membership interests in NGL Supply were contributed to us as part of our formation transactions. Mr. Tuttle joined NGL Supply in 1979 as Manager of Mid-Continent Marketing and was promoted to Vice President of Mid-Continent Marketing in 1985. He was the President and Chief Operating Officer of NGL Supply from 1991 to 1997. Mr. Tuttle began his career at Mapco, Inc. in 1974 as a distribution representative. Mr. Tuttle has a B.S. in Marketing from Oklahoma State University. He is also a member of the LPG Charity Fund board of directors and a governor of the Oklahoma State University Foundation.

Sharra Straight.  Ms. Straight has served as our Vice President and Comptroller since October 2010. Ms. Straight was the Vice President of Finance and Controller of NGL Supply from 2005 until the membership interests in NGL Supply were contributed to us as part of our formation transactions. Ms. Straight joined NGL Supply in 2002 as Controller and Director of Accounting. Ms. Straight began her career at Texaco Inc. in 1986. She was promoted to positions of increasing responsibility at Texaco during the 1990s, becoming the Manager of NGL Financial Reporting and Planning in 2000. Ms. Straight has a B.S. in Accounting from Northeastern State University.

Stephen L. Cropper.  Mr. Cropper joined the board of directors of our general partner in June 2011.  Mr. Cropper held various positions during his 25-year career at The Williams Companies, Inc., including serving as the President and Chief Executive Officer of Williams Energy Services, a Williams operating unit involved in various energy-related businesses, until his retirement in 1998.  Mr. Cropper also served as a director of Energy Transfer Partners L.P. from 2000 through 2005.  Since his retirement from Williams in 1998, Mr. Cropper has been a consultant and private investor.  He also currently serves as a member of the board of directors of three other public companies: Sunoco Logistics Partners, L.P., where he is on the audit committee and compensation committee and is chairman of the conflicts committee, Berry Petroleum Company, where is on the audit committee and the corporate governance and nominating committee, and NRG Energy, Inc., where he is on the compensation committee.

Mr. Cropper brings substantial experience in the energy business and in the marketing of energy products to the board.  With his significant management and governance experience, Mr. Cropper provides important skills in identifying,  assessing and addressing various business issues.  As a director for other public companies, Mr. Cropper also provides cross board experience.

James C. Kneale.  Mr. Kneale joined the board of directors of our general partner in May 2011. Mr. Kneale served as President and Chief Operating Officer of ONEOK, Inc., from January 2007, and ONEOK Partners, L.P., from May 2008, until his retirement in January 2010. After joining ONEOK in 1981, Mr. Kneale served in various other roles, including Chief Financial Officer from 2000 through 2006. Mr. Kneale also served as a director of ONEOK Partners, L.P. from 2006 until his retirement in January 2010. Mr. Kneale currently manages private investments. Mr. Kneale is a former CPA and has a B.B.A. in accounting in 1973 from West Texas A&M in Canyon, Texas.

Mr. Kneale brings extensive executive, financial and operational experience to the board. With nearly 30 years of experience in the natural liquids gas industry in numerous positions, Mr. Kneale provides valuable insight into our business and industry.

William A. Zartler.  Mr. Zartler has served as a member of the board of directors of our general partner since its formation in September 2010. Mr. Zartler was the Chairman of the Board of NGL Supply from 2004 until the membership interests in NGL Supply were contributed to us as part of our formation transactions. Mr. Zartler is a founder and managing partner of Denham Capital Management LP, an energy and commodities focused private equity firm. He is a founding partner of Denham, having been with the firm since its inception in 2004, and heads the firm’s Energy Infrastructure Group. Prior to joining Denham, Mr. Zartler was an entrepreneur and a founder of Solaris Energy Services. Mr. Zartler has a B.S. in Mechanical Engineering from the University of Texas and an M.B.A. from Texas A&M University.

Mr. Zartler brings extensive financial and acquisition experience in the energy industry to the board. Mr. Zartler provides expertise in developing acquisition strategies and evaluating acquisition opportunities.

Board Leadership Structure and Role in Risk Oversight

The board of directors of our general partner believes that whether the offices of chairman of the board and chief executive officer are combined or separated should be decided by the board, from time to time, in its business judgment after considering relevant circumstances. The board of directors of our general partner currently does not have a chairman.

The management of enterprise level risk may be defined as the process of identifying, managing and monitoring events that present opportunities and risks with respect to the creation of value for our unitholders. The board of directors of our general partner has delegated to management the primary responsibility for enterprise level risk management, while the board has retained responsibility for oversight of management in that regard. Management will offer an enterprise level risk assessment to the board at least once every year.

Audit Committee

The board of directors of our general partner has established an audit committee.  The audit committee assists the board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls.  The audit committee has the sole authority to, among other things:

•                  retain and terminate our independent registered public accounting firm;

•                  approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm; and

•                  establish policies and procedures for the pre-approval of all non-audit services and tax services to be rendered by our independent registered public accounting firm.

The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  Our independent registered public accounting firm will be given unrestricted access to the audit committee and our management, as necessary.

Mr. Cropper, Mr. Kneale and Mr. Zartler currently serve on the audit committee, and Mr. Kneale serves as the chairman.  The board of directors of our general partner has determined that Mr. Kneale, an independent director, is as an “audit committee financial expert” as defined under SEC rules.  In compliance with the requirements of the NYSE, all of the members of the audit committee will be independent directors within 12 months of listing on the NYSE.

Conflicts Committee

Our partnership agreement provides that the board of directors of our general partner may appoint a conflicts committee to review specific matters that may involve a conflict of interest. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers, directors or employees of our general partner or any of its affiliates and must meet the independence standards established by the NYSE and the SEC to serve on an audit committee of a board of directors and other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s board of directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of our common units and other equity securities with the SEC.  Directors, officers and greater than 10% unitholders are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reporting obligations of our general partner’s directors, officers and greater than 10% unitholders under Section 16(a) were satisfied during the year ended March 31, 2011.

Corporate Governance

The board of directors of our general partner has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers, or Code of Ethics, that applies to the chief executive officer, chief financial officer, chief accounting officer, controller and all other senior financial and accounting officers of our general partner.  Amendments to or waivers from the Code of Ethics will be disclosed on our website.  The board of directors of our general partner has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and a Code of Business Conduct and Ethics that applies to the directors, officers and employees of our general partner and the Partnership.

We make available free of charge, within the “Governance” section of our website at http://www.nglenergypartners.com/governance, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the charter of the audit committee of the board of directors of our general partner.  Requests for print copies may be directed to Mary Ann Vassar at Maryann.Vassar@nglep.com or to Investor Relations, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 805, Tulsa, OK 74136 or made by telephone at (918) 481-1119.  The information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the board of directors of our general partner, all of our independent directors intend to meet in an executive session without participation by management or non-independent directors.  Mr. Kneale is expected to preside over these executive sessions.

Unitholders or interested parties may communicate directly with the board of directors of our general partner, any committee of the board, any independent directors, or any one director, by sending written correspondence by mail addressed to the board, committee or director to the attention of our Secretary at the following address: Name of the Director(s), c/o Secretary, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 805, Tulsa, OK 74136.  Communications are distributed to the board, committee, or director as appropriate, depending on the facts and circumstances outlined in the communication.

Item 11.              Executive Compensation

Compensation Discussion and Analysis

The board of directors of our general partner has responsibility and authority for compensation-related decisions for our executive officers. Our executive officers are also officers of our operating company and are compensated directly by our operating company. While we reimburse our general partner and its affiliates for all expenses they make on our behalf, our executive officers do not receive any additional compensation for the services they provide to our general partner.

We were formed on September 8, 2010 and we have a fiscal year-end of March 31. The year “2011” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2011. We had no operations from the date of our formation through September 30, 2010. The historical compensation discussed in the Compensation Discussion and Analysis and disclosed in the summary compensation table was determined as part of the negotiations for our formation transactions.  Current and forward-looking statements in the Compensation Discussion and Analysis refer to the compensation philosophy, policy and practices of our general partner and the procedures our general partner either has adopted or intends to adopt.

Our “named executive officers” for 2011 were:

•                  H. Michael Krimbill — Chief Executive Officer

•                  Craig S. Jones — Chief Financial Officer

•                  Shawn W. Coady — Co-President and Chief Operating Officer, Retail Division

•                  Brian K. Pauling — Chief Operating Officer, Midstream Division

•                  Stephen D. Tuttle — President, Midstream Division

Our Compensation Philosophy

Our compensation philosophy emphasizes pay-for-performance, focused primarily on the ability to increase sustainable quarterly distributions to our unitholders. Pay-for-performance is based on a combination of our performance and the individual executive officer’s contribution to our performance. We believe this pay-for-performance approach generally aligns the interests of our executive officers with the interests of our unitholders, and at the same time enables us to maintain a lower level of base overhead in the event our operating and financial performance do not meet our expectations.

Our executive compensation program is designed to provide a total compensation package that allows us to:

•                  attract and retain individuals with the background and skills necessary to successfully execute our business strategies;

•                  motivate those individuals to reach short-term and long-term goals in a way that aligns their interests with the interests of our unitholders; and

•                  reward success in reaching those goals.

Compensation Setting Process

The historical compensation of our named executive officers was determined as part of the negotiations for our formation transactions.  As we develop as a publicly traded partnership, the board of directors of our general partner will design a compensation program that emphasizes pay-for-performance. The board of directors may examine the compensation practices of our peer companies and may also review compensation information from the propane industry generally to the extent we compete for executive talent from a broader group than our selected peer companies.

As part of the compensation setting process, the board of directors may also review and participate in relevant compensation surveys and retain compensation consultants. Our Chief Executive Officer will provide periodic recommendations to the board of directors regarding the compensation of our other named executive officers.

Elements of Executive Compensation

For 2011, our named executive officers received only a base salary in the following amounts:

•                  H. Michael Krimbill — $120,000

•                  Craig S. Jones — $250,000

•                  Shawn W. Coady — $300,000

•                  Brian K. Pauling — $300,000

•                  Stephen D. Tuttle — $300,000

The base salaries, which were effective as of January 1, 2011, were determined as part of the negotiations for our formation transactions. In setting the base salaries, the parties considered various factors, including the compensation needed to attract or retain each of our named executive officers, the historical compensation of our named executive officers, and each named executive officer’s expected individual contribution to our performance. At the request of Mr. Krimbill, the parties agreed that he should receive a lower base salary than our other named executive officers because, as our Chief Executive Officer, a significant portion of his compensation should be performance based to further align his interests with the interests of our unitholders.

As part of our pay-for-performance approach to executive compensation, we expect that the future compensation of our executive officers will include a significant component of incentive compensation based on our performance. We expect to use three primary elements of compensation in our executive compensation program:

Element	Primary Purpose		How Amount Determined
Base Salary	•	Fixed income to compensate executive officers for their level of responsibility, expertise and experience	•	Based on competition in the marketplace for executive talent and abilities

Cash Bonus Awards	•	Rewards the achievement of specific annual financial and operational performance goals	•	Based on the named executive officer’s relative contribution to achieving or exceeding annual goals

	•	Recognizes individual contributions to our performance

Long-Term Equity Incentive Awards	•	Motivates and rewards the achievement of long-term performance goals, including increasing the market price of our common units and the quarterly distributions to our unitholders	•	Based on the named executive officer’s expected contribution to long-term performance goals

	•	Provides a forfeitable long-term incentive to encourage executive retention

The board of directors will determine the mix of compensation, both among short-term and long-term and cash and non-cash compensation, appropriate for each executive officer.

Base Salary

We believe the base salaries for our named executive officers are generally competitive within the master limited partnership market, but are moderate relative to base salaries paid by companies with which we compete for similar executive talent across the broad spectrum of the energy industry. We do not expect to make automatic annual adjustments to base salary. The board of directors will review the base salaries on an annual basis and may make adjustments as necessary to maintain a competitive executive compensation structure. As part of its review, the board of directors may examine the compensation of executive officers in similar positions with similar responsibilities at peer companies identified by the board of directors or at companies within the propane industry with which we generally compete for executive talent.

Bonus Awards

We have not made and do not expect to make any bonus awards to our named executive officers for 2011. Annual bonus awards are discretionary. We expect to review bonus awards for the named executive officers annually to determine award payments for the previous fiscal year, as well as to establish award opportunities for the current fiscal year. At the beginning of each fiscal year, we intend to meet with each executive officer to discuss our performance goals for the year and what each executive officer is expected to contribute to help us achieve those performance goals.

Long Term Incentive Compensation

In May 2011, our general partner adopted the NGL Energy Partners LP 2011 Long-Term Incentive Plan for the employees, directors and consultants of our general partner and its affiliates who perform services for us.  To date, no awards have been made under the Long-Term Incentive Plan.  The description of the Long-Term Incentive Plan set forth below is a summary of the material features of the Long-Term Incentive Plan.  This summary, however, does not purport to be a complete description of all the provisions of the Long-Term Incentive Plan and is qualified in its entirety by reference to the Long-Term Incentive Plan, which has previously been filed with the SEC.

The Long-Term Incentive Plan consists of restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards.  The number of common units that may be delivered pursuant to awards under the plan is limited to 10% of our issued and outstanding common and subordinated units.  The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common and subordinated units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount.

Units withheld to satisfy tax withholding obligations will not be considered to be delivered under the Long-Term Incentive Plan.  In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award will again be available for new awards under the Long-Term Incentive Plan.  Common units to be delivered pursuant to awards under the Long-Term Incentive Plan may be newly issued common units, common units acquired by us in the open market, common units acquired by us from any other person, or any combination of the foregoing.  If we issue new common units with respect to an award under the Long-Term Incentive Plan, the total number of common units outstanding will increase.

Administration.  The Long-Term Incentive Plan is currently administered by the board of directors  of our general partner.  The board of directors of our general partner may terminate or amend the Long-Term Incentive Plan at any time with respect to any units for which a grant has not yet been made.  Our board of directors also has the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval as may be required by the exchange upon which the common units are listed at that time, if any.  No change may be made in any outstanding grant that would materially reduce the benefits of the participant without the consent of the participant.  The Long-Term Incentive Plan will expire upon its termination by the board of directors or, if earlier, when no units remain available under the Long-Term Incentive Plan for awards. Upon termination of the Long-Term Incentive Plan, awards then outstanding will continue pursuant to the terms of their grants.

Restricted Units.  A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture.  The plan administrator may determine to make grants of restricted units under the Long-Term Incentive Plan to employees, directors and consultants, containing such terms as the plan administrator determines.  The plan administrator will determine the period over which restricted units will vest.  The plan administrator, in its discretion, may base its determination upon the achievement of specified financial goals or other events.  In addition, the restricted units may vest upon a change in control.  Distributions made on restricted units may be subjected to vesting provisions.  If a grantee’s employment, consulting arrangement or membership on the board of directors terminates during the restricted period for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the plan administrator or the terms of the award agreement provide otherwise.

Phantom Units.  A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the plan administrator, cash equivalent to the fair market value of a common unit.  In the future, the plan administrator may determine to make grants of phantom units under the Long-Term Incentive Plan to employees, consultants and directors containing such terms as the plan administrator determines.  The plan administrator will determine the period over which phantom units granted will vest.  The plan administrator, in its discretion, may base its determination upon the achievement of specified financial goals or other events.  In addition, the phantom units may vest upon a change in control. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason during the restricted period, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the plan administrator or the terms of the award agreement provide otherwise.

The plan administrator, in its discretion, may grant distribution equivalent rights, or DERs, with respect to a phantom unit. DERs entitle the grantee to receive a cash payment equal to the cash distributions made on a common unit during the period the phantom unit is outstanding.  The plan administrator will establish whether the DERs are paid currently, when the tandem phantom unit vests or on some other basis.

We intend the grant of restricted units and issuance of any common units upon vesting of the phantom units under the Long-Term Incentive Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common units.  Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Unit Options and Unit Appreciation Rights.  The Long-Term Incentive Plan also permits the grant of options covering common units and unit appreciation rights.  Unit options represent the right to purchase a number of common units at a specified exercise price.  Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the plan administrator.  Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the plan administrator may determine that are not inconsistent with the Long-Term Incentive Plan.  However, the exercise price of a unit option or unit appreciation right may not be less than the fair market value of a common unit on the date of grant.

In general, unit options and unit appreciation rights will become exercisable over a period determined by the plan administrator.  The plan administrator, in its discretion, may provide that unit options and unit appreciation rights will become exercisable upon a change in control.  If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason during the restricted period, the grantee’s unvested unit options and unit appreciation rights will be automatically forfeited unless, and to the extent, the award agreement or plan administrator provides otherwise.  The plan administrator will determine the method or methods that may be used to pay the exercise price of unit options.  The availability of unit options and unit appreciation rights is intended to furnish additional compensation to participants and to align their interests with those of our unit holders.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our executive officers.

401(k) Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees, including our named executive officers, to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. We may also make a discretionary employer matching contribution to the plan for eligible employees subject to certain limitations under federal law. Our matching contribution, if any, will not exceed 3% of an eligible employee’s contributions to the plan and will vest over five years.

During 2011, Mr. Jones, Mr. Pauling and Mr. Tuttle continued to participate in a defined contribution 401(k) plan established by NGL Supply. Under the NGL Supply 401(k) plan, eligible employees receive a qualified non elective contribution to the plan equal to 3% of the employee’s compensation and NGL Supply makes discretionary profit sharing contributions to the plan equal to 2% of the employee’s compensation, in each case subject to certain limitations under federal law. Both the qualified non elective contributions and the discretionary profit sharing contributions vest immediately. During 2011, Dr. Coady continued to participate in a defined contribution 401(k) plan established by Hicksgas. Under the Hicksgas 401(k) plan, Hicksgas makes discretionary employer matching contributions not to exceed 3% of an eligible employee’s compensation, subject to certain limitations under federal law. The matching Hicksgas contributions vested over six years. The NGL Supply and Hicksgas 401(k) plans will be merged in connection with the establishment of our 401(k) plan.

Other Benefits

We do not maintain a defined benefit or pension plan for our executive officers, because we believe such plans primarily reward longevity rather than performance.  We provide a basic benefits package available to all full-time employees, which includes a 401(k) plan and medical, dental, disability and life insurance.

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee.  The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above.  Based on this review and discussion, the board of directors of our general partner has approved the Compensation Discussion and Analysis for inclusion in this annual report.

The board of directors of NGL Energy Holdings LLC:

Shawn W. Coady
Stephen L. Cropper
James C. Kneale
H. Michael Krimbill
William A. Zartler

Employment Agreements

In connection with our formation, we entered into a letter agreement with Dr. Coady and Mr. Coady. The letter agreement provides that Dr. Coady may not be terminated as the Co-President and Chief Operating Officer, Retail Division of our general partner and Mr. Coady may not be terminated as Co-President, Retail Division of our general partner before October 14, 2011, unless such termination is for cause.

We currently do not intend to enter into employment agreements with any of our other executive officers.

Deductibility of Compensation

We believe that the compensation paid to the named executive officers is generally fully deductible for federal income tax purposes. We are a limited partnership and we do not meet the definition of a “corporation”

subject to deduction limitations under Section 162(m) of the Code. Nonetheless, the taxable compensation paid to each of our named executive officers in 2011 was substantially less than the Section 162(m) threshold of $1,000,000.

Relation of Compensation Policies and Practices to Risk Management

Our compensation arrangements contain a number of design elements that serve to minimize the incentive for taking excessive or inappropriate risk to achieve short-term, unsustainable results. In combination with our risk-management practices, we do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Summary Compensation Table for 2011

The following table includes the compensation earned by our named executive officers for the period from October 1, 2010 through March 31, 2011.

Name and Position	Fiscal Year	Salary	Bonus	Stock Awards	Stock Option/ SAR Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

H. Michael Krimbill Chief Executive Officer	2011	$54,538	$—	$—	$—	$—	$—	$—	$54,538
Craig S. Jones Chief Financial Officer	2011	$118,830	$—	$—	$—	$—	$—	$3,077	$121,907
Shawn W. Coady Co-President and Chief Operating Officer, Retail Division	2011	$150,000	$—	$—	$—	$—	$—	$17,440	$167,440
Brian K. Pauling Chief Operating Officer, Midstream Division	2011	$143,638	$—	$—	$—	$—	$—	$3,692	$147,330
Stephen D. Tuttle President, Midstream Division	2011	$143,638	$—	$—	$—	$—	$—	$3,692	$147,330

(1)        The amounts in this column for Mr. Jones, Mr. Pauling, and Mr. Tuttle reflect profit sharing contributions made by NGL Supply to the NGL Supply 401(k) plan.  The amount in this column for Dr. Coady reflects (i) $2,077 in matching 401(k) contributions made by Hicksgas to the Hicksgas 401(k) plan, (ii) $8,135 for payment of health care premiums, and (iii) $7,228 for the aggregate incremental cost of the use of a company car, including depreciation, maintenance, insurance and fuel.

Director Compensation

Our officers or employees who also serve as directors of our general partner do not receive additional compensation for their service as a director. No director compensation was paid in 2011. Directors of our general partner who are not our officers or employees receive compensation as “non-employee directors.”

For 2012, the following compensation has been approved for the non-employee directors:

•      an annual retainer of $60,000 for each director;

•      an annual retainer of $10,000 for the chairman of the audit committee; and

•      an annual retainer of $5,000 for each member of the audit committee other than the chairman.

The directors are also reimbursed for all out-of-pocket expenses incurred in connection with attending board or committee meetings.  Each director is indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

Dr. Coady is a member of the board of directors and an executive officer of our general partner, and his brother Mr. Coady is an executive officer of our general partner. Dr. Coady and Mr. Coady also serve as officers and directors of HOH, a family owned company. Both Dr. Coady and Mr. Coady participate in the compensation setting process of the HOH board of directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units by:

•      each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding units;

•      each director of our general partner;

•      each executive officer of our general partner; and

•      all directors and executive officers of our general partner as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(1)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned(1)	Percentage of Total Common and Subordinated Units Beneficially Owned(1)
NGL Holdings, Inc.(2)	1,262,342	14.24%	1,544,100	26.09%	18.98%
Hicks Oils & Hicksgas, Incorporated(3)	1,838,905	20.75%	2,249,352	38.00%	27.65%
H. Michael Krimbill(4)	407,002	4.59%	497,846	8.41%	6.12%
Craig S. Jones(5)	20,330	*	24,867	*	*
Bradley K. Atkinson(6)	271,335	3.06%	331,898	5.61%	4.08%
Shawn W. Coady(7)	1,838,905	20.75%	2,249,352	38.00%	27.65%
Todd M. Coady(8)	1,838,905	20.75%	2,249,352	38.00%	27.65%
Brian K. Pauling(9)	268,062	3.02%	327,894	5.54%	4.03%
Stephen D. Tuttle(10)	268,062	3.02%	327,894	5.54%	4.03%
Sharra Straight(11)	15,301	*	18,715	*	*
Stephen L. Cropper	0	*	0	*	*
James C. Kneale	0	*	0	*	*
William A. Zartler(12)	1,262,342	14.24%	1,544,100	26.09%	18.98%
All directors and executive officers as a group (ten persons)	4,351,339	49.09%	5,322,566	89.92%	65.44%

*              Less than 1.0%

(1)           Based on 8,864,222 common units and 5,919,346 subordinated units outstanding.

(2)           The address for NGL Holdings, Inc. is c/o Denham Capital Management LP, 200 Clarendon St., 25th Floor, Boston, MA 02116. William A. Zartler, a member of the board of directors of our general partner, is the sole director of NGL Holdings, Inc. and as such has sole voting and dispositive power over these units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. NGL Holdings, Inc. is 100% owned by Denham Commodity Partners Fund II LP, which is managed by its general partner, Denham Commodity Partners GP II LP, which is owned by the employees of Denham Capital Management LP and is controlled by its general partner, Denham GP II LLC, which is in turn also owned by an employee of Denham Capital Management LP. Denham Capital Management LP, of which William A. Zartler is a founder and managing partner, acts as the investment advisor for Denham Commodity Partners Fund II LP. NGL Holdings, Inc. also owns a 21.96% interest in our general partner.

(3)           The address for Hicks Oils & Hicksgas, Incorporated is 204 N. Route 54, Roberts, Illinois 60962. Hicks Oils & Hicksgas, Incorporated is owned 50.03% by Shawn W. Coady and 49.97% by Todd M. Coady. Each may be deemed to have voting and dispositive power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

(4)           These units are owned directly by Krim2010, LLC. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. H. Michael Krimbill exercises the sole voting and dispositive power for Krimbill Enterprises LP. H. Michael Krimbill may be deemed to have voting and dispositive power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns a 14.64% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests.

(5)           Craig S. Jones also owns a 0.35% interest in our general partner.

(6)           These units are owned directly by Atkinson Investors, LLC. Bradley K. Atkinson Family Investments, L.P. owns 100% of Atkinson Investors, LLC. Bradley K. Atkinson Family Investments, L.P. is owned 69% by Bradley K. Atkinson and Cheryl L. Atkinson, his wife, 15% by Jennifer Lynn Atkinson Trust, 15% by Michael Steven Atkinson Trust, and 1% by its general partner, Bradley K. Atkinson Family Management Company, LLC. Bradley K. Atkinson Family Management Company, LLC is owned 50% by Bradley K. Atkinson and 50% by Cheryl L. Atkinson. Bradley K. Atkinson may be deemed to have voting and dispositive power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Atkinson Investors, LLC also owns a 9.76% interest in our general partner.

(7)           These units are owned directly by Hicks Oils & Hicksgas, Incorporated, in which Shawn W. Coady owns a 50.03% interest. Shawn W. Coady disclaims beneficial ownership except to the extent of his pecuniary interest therein. Shawn W. Coady also owns a 15.50% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.

(8)           These units are owned directly by Hicks Oils & Hicksgas, Incorporated, in which Todd M. Coady owns a 49.97% interest. Todd M. Coady disclaims beneficial ownership except to the extent of his pecuniary interest therein. Todd M. Coady also owns a 15.50% interest in our general partner through Thorndike, LLC, of which he owns 100% of the membership interests.

(9)           Brian K. Pauling also owns a 4.67% interest in our general partner.

(10)         Stephen D. Tuttle also owns a 4.67% interest in our general partner.

(11)         Sharra Straight also owns a 0.27% interest in our general partner.

(12)         These units are owned directly by NGL Holdings, Inc. William A. Zartler, a member of the board of directors of our general partner, is the sole director of NGL Holdings, Inc. and as such has sole voting and dispositive power over these units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. NGL Holdings, Inc. is 100% owned by Denham Commodity Partners Fund II LP, which is managed by its general partner, Denham Commodity Partners GP II LP, which is owned by the employees of Denham Capital Management LP and is controlled by its general partner, Denham GP II LLC, which is in turn also owned by an employee of Denham Capital Management LP. Denham Capital Management LP, of which William A. Zartler is a founder and managing partner, acts as the investment advisor for Denham Commodity Partners Fund II LP. NGL Holdings, Inc. also owns a 21.96% interest in our general partner.

Securities Authorized for Issuance Under Equity Compensation Plan

We did not have any equity compensation plans as of the end of the fiscal year ended March 31, 2011.  In connection with the completion of our initial public offering, our general partner adopted the NGL Energy Partners LP Long-Term Incentive Plan in May 2011.  To date, no awards have been made under the Long-Term Incentive Plan and 1,478,357 common units remain available for future issuance under the plan.  The adoption of the Long-Term Incentive Plan did not require the approval of our unitholders.

Item 13.     Certain Relationships and Related Transactions and Director Independence

Our general partner and its affiliates own an aggregate of 4,839,222 common units and 5,919,346 subordinated units, representing an aggregate 72.7% limited partner interest in us. In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses. Our general partner determines the amount of these expenses. In addition, our general partner owns the 0.1% general partner interest and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement.

The following table summarizes the distributions and payments made by us to our general partner and its affiliates in connection with our formation and to be made by us to our general partner and its affiliates in connection with our ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities before our initial public offering and, consequently, are not the result of arm’s length negotiations.

Pre-IPO Stage

The consideration received by our general partner and its affiliates prior to or in connection with our initial public offering	• 5,014,222 common units; (4,839,222 common units after giving effect to the redemption) • 5,919,346 subordinated units; • a 0.1% general partner interest; and • the incentive distribution rights.

Post-IPO Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 99.9% to our unitholders pro rata, including the NGL Energy LP Investor Group as the holders of an aggregate 4,839,222 common units and 5,919,346 subordinated units, and 0.1% to our general partner, assuming it makes any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of approximately $0.02 million on its general partner interest and the NGL Energy LP Investor Group would receive an aggregate annual distribution of approximately $14.53 million on their common and subordinated units.

If our general partner elects to reset the target distribution levels, it will be entitled to receive common units and to maintain its general partner interest.

Payments to our general partner and its affiliates

Our general partner and its affiliates will not receive any management fee or other compensation for the management of our business and affairs, but they will be reimbursed for all expenses that they incur on our behalf, including general and administrative expenses. As the sole purpose of the general partner is to act as our general partner, we expect that substantially all of the expenses of our general partner will be incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner will determine the amount of these expenses.

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, our partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Registration Rights Agreement

We entered into a registration rights agreement, which was effective upon the effectiveness of the registration statement on Form S-1 (File No. 333-172186) that we filed with the SEC in connection with our initial public offering, pursuant to which we agreed to register for resale under the Securities Act of 1933, as amended, or the Securities Act common units, including any common units issued upon the conversion of subordinated units, owned by members of the NGL Energy LP Investor Group or their permitted assignees.  We will not be required to register such common units if an exemption from the registration requirements of the Securities Act is available with respect to the number of common units desired to be sold.

Pursuant to the registration rights agreement, at any time following the date that is 180 days after the completion of our initial public offering, NGL Holdings, Inc., Hicks Oils & Hicksgas, Incorporated  or the IEP Parties (KrimGP2010, LLC, Infrastructure Capital Management, LLC and Atkinson Investors, LLC, collectively), to the extent that they continue to own more than 5% of our common units, may require us to file a registration statement with the SEC registering the offer and sale of a specified number of common units, subject to limitations on the number of requests for registration that can be made in any twelve month period as well as customary cutbacks at the discretion of the underwriter.  In addition, the registration rights agreement provides that members of the NGL Energy LP Investor Group may have their common units included in any registration statement filed by us for an offering of common units for cash, subject to customary cutbacks at the discretion of the underwriter.  We are obligated to pay all expenses incidental to any registration of common units, excluding underwriting discounts and commissions.

Redemption of Common Units from the NGL Energy LP Investor Group

On May 18, 2011, the underwriters in our initial public offering exercised in full their option to purchase an additional 525,000 common units from us at the initial public offering price.  We used a portion of the net offering proceeds from the exercise to redeem 175,000 common units from the NGL Energy LP Investor Group on a pro rata basis at a price per unit (approximately $19.53) equal to the proceeds per common unit before expenses but after deducting underwriting discounts and commissions and a structuring fee.  As members of the NGL Energy LP Investor Group, either through direct beneficial ownership or potentially deemed beneficial ownership of our common units, each of our executive officers and one non-employee director had common units redeemed for the following total consideration:

Name and Position	Amount
H. Michael Krimbill(1) Chief Executive Officer and Director	$287,443

Craig S. Jones Chief Financial Officer	$14,355

Bradley K. Atkinson(2) Vice President, Business Development	$191,628

Shawn W. Coady(3) Co-President and Chief Operating Officer, Retail Division and Director and Todd M. Coady(3) Co-President, Retail Division	$1,298,745

Brian K. Pauling Chief Operating Officer, Midstream Division	$189,324

Stephen D. Tuttle President, Midstream Division	$189,324

Sharra Straight Vice President and Comptroller	$10,800

William A. Zartler(4) Director	$891,545

(1)           Through Krim 2010, LLC.

(2)           Through Atkinson Investors, LLC.

(3)           Through Hicks Oils & Hicksgas, Incorporated.

(4)           Through NGL Holdings, Inc., of which Mr. Zartler is the sole director.

For further details regarding the nature of ownership of the redeemed common units, please see the table and related footnotes in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Review, Approval or Ratification of Transactions with Related Persons

The board of directors of our general partner has adopted a Code of Business Conduct and Ethics that, among other things, sets forth our policies for the review, approval and ratification of transactions with related persons.  The Code of Business Conduct and Ethics provides that the board of directors of our general partner or its authorized committee will periodically review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions.  In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the Code of Business Conduct and Ethics provides that our officers will make all reasonable efforts to cancel or annul the transaction.

The Code of Business Conduct and Ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to:

•      whether there is an appropriate business justification for the transaction;

•      the benefits that accrue to the Partnership as a result of the transaction;

•      the terms available to unrelated third parties entering into similar transactions;

•      the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer);

•      the availability of other sources for comparable products or services;

•      whether it is a single transaction or a series of ongoing, related transactions; and

•      whether entering into the transaction would be consistent with the Code of Conduct and Business Ethics.

Director Independence

The NYSE does not require a listed publicly traded partnership like us to have a majority of independent directors on the board of directors of our general partner.  For a discussion of the independence of the board of directors of our general partner, please see “Item 10 — Directors, Executive Officers and Corporate Governance—Board of Directors of Our General Partner.”

Item 14.     Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm.  The following table sets forth fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the fiscal year ended March 31, 2011:

2011 (in thousands)
Audit fees(1)	$899,700
Audit-related fees(2)	1,043,650
Tax fees(3)	269,050
All other fees	—
Total	$2,212,400

(1)          Includes fees related to the initial public offering of NGL Energy Partners LP.   Also includes fees related to the audit of the March 31, 2011 consolidated financial statements of NGL Energy Partners LP, the audit of the September 30, 2010 consolidated balance sheet of NGL Energy Partners LP,  and the audit of the September 30, 2010 consolidated financial statements of NGL Supply, Inc.

(2)          Includes fees related to the audits of the consolidated financial statements of the businesses of Hicksgas Gifford, Inc. sold to NGL Energy Partners LP for each of the three years in the period ended December 31, 2009, the audits of the consolidated financial statements of the businesses of Hicks Oils and Hicksgas, Incorporated contributed to NGL Energy Partners LP for each of the three years in the period ended June 30, 2010.  Also includes reviews of the interim financial statements for the businesses of Hicksgas Gifford, Inc. and Hicks Oils and Hicksgas, Incorporated sold and contributed to NGL Energy Partners LP for the periods ended September 30, 2010 and 2009.

(3)          Includes fees for tax services for NGL Supply, Inc. in connection with tax compliance, tax advice and tax planning.

Audit Committee Approval of Audit and Non-Audit Services

The audit committee of the board of directors of our general partner has adopted a pre-approval policy with respect to services which may be performed by Grant Thornton LLP.  This policy lists specific audit-related services as well as any other services that Grant Thornton LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization.  The audit committee receives quarterly reports on the status of expenditures pursuant to the pre-approval policy.  The audit committee reviews the policy at least annually in order to approve services and limits for the current year.  Any service that is not clearly enumerated in the policy must receive specific pre-approval by the audit committee prior to engagement.

PART IV

Item 15.              Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of this annual report:

1.                                       Financial Statements.  Please see the accompanying Index to Financial Statements.

2.                                       Financial Statement Schedules.  All schedules have been omitted because they are either not applicable, not required or the information required in such schedules appears in the financial statements or the related notes.

3.                                       Exhibits.

Exhibit Number		Description
2.1	—

Contribution, Purchase and Sale Agreement dated as of September 30, 2010 by and among Hicks Oils & Hicksgas, Incorporated, Hicksgas Gifford, Inc., Gifford Holdings, Inc., NGL Supply, Inc., NGL Holdings, Inc., the other stockholders of NGL Supply, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, Silverthorne Energy Holdings LLC and Silverthorne Energy Partners LP (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.1	—	Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)
3.2	—

Certificate of Amendment to Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.3	—	Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-35172) filed on May 17, 2011)
3.4	—	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)
3.5	—

Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.6	—

First Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1(File No. 333-172186) filed on May 4, 2011)

4.1	—

Registration Rights Agreement dated April 28, 2011 by and among Silverthorne Energy Partners LP, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1(File No. 333-172186) filed on May 4, 2011)

10.1+	—	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35172) filed on May 17, 2011)
10.2+	—

Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

Exhibit Number		Description
10.3	—

Credit Agreement dated October 14, 2010 by and among Silverthorne Operating LLC, NGL Supply, LLC, Hicksgas, LLC, NGL Supply Retail, LLC, NGL Supply Wholesale, LLC, and NGL Supply Terminal Company, LLC, as joint and several borrowers, Silverthorne Energy Partners LP and certain subsidiaries of Silverthorne Energy Partners LP as guarantors, each of the financial institutions party thereto, Wells Fargo Bank, National Association, as agent for the financial institutions, and Wells Fargo Securities, LLC, BNP Paribas Securities Corp. and Harris N.A. as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on March 22, 2011)

10.4	—

Waiver and First Amendment to Credit Agreement and Pledge and Security Agreement dated January 27, 2011 by and among Silverthorne Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-172186) filed on March 22, 2011)

10.5	—

Waiver and Second Amendment to Credit Agreement dated February 10, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-172186) filed on March 22, 2011)

10.6	—

Joinder and Third Amendment to Credit Agreement dated February 11, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on March 22, 2011)

10.7	—

Joinder and Fourth Amendment to Credit Agreement dated April 1, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 28, 2011)

10.8	—

Storage Space Lease by and between Phillips Petroleum Company and NGL Supply, Inc. dated November 7, 2002 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1(File No. 333-172186) filed on May 4, 2011)

10.9	—

Agreement Relating to Redemption of Common Units in Connection with the Underwriters’ Option to Purchase Additional Common Units with Respect to the Initial Public Offering of NGL Energy Partners LP by and among NGL Energy Partners LP, NGL Energy Holdings LLC, and each of Atkinson Investors, LLC, Infrastructure Capital Management, LLC, Hicks Oils & Hicksgas, Incorporated, Krim2010, LLC, NGL Holdings, Inc., Stanley A. Bugh, David R. Eastin, Robert R. Foster, Craig S. Jones, Mark McGinty, Brian K. Pauling, Stanley D. Perry, Daniel Post, Sharra Straight and Stephen D. Tuttle, effective as of May 9, 2011 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1(File No. 333-172186) filed on May 9, 2011)

21.1	—	List of Subsidiaries of NGL Energy Partners LP
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

+                                         Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2011.

NGL ENERGY PARTNERS LP

By:	NGL Energy Holdings LLC,
its general partner

By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	June 29, 2011
H. Michael Krimbill	(Principal Executive Officer)

/s/ Craig S. Jones	Chief Financial Officer	June 29, 2011
Craig S. Jones	(Principal Financial Officer)

/s/ Sharra Straight	Vice President and Comptroller (Principal	June 29, 2011
Sharra Straight	Accounting Officer)

/s/ Shawn W. Coady	Director	June 29, 2011
Shawn W. Coady

/s/ Stephen L. Cropper	Director	June 29, 2011
Stephen L. Cropper

/s/ James C. Kneale	Director	June 29, 2011
James C. Kneale

/s/ William A. Zartler
William A. Zartler	Director	June 29, 2011

INDEX TO FINANCIAL STATEMENTS

NGL ENERGY PARTNERS LP AND NGL SUPPLY, INC.

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of March 31, 2011 and 2010	F-5

Consolidated Statements of Operations for the six months ended March 31, 2010 and September 30, 2010 and the years ended March 31, 2010 and 2009	F-6

Consolidated Statements of Comprehensive Income (Loss) for the six months ended March 31, 2011 and September 30, 2010 and the years ended March 31, 2010 and 2009	F-7

Consolidated Statements of Changes in Equity for the six months ended March 31, 2011 and September 30, 2010 and the years ended March 31, 2010 and 2009	F-8

Consolidated Statements of Cash Flow for the six months ended March 31, 2011 and September 30, 2010 and the years ended March 31, 2010 and 2009	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Partners
NGL Energy Partners LP

We have audited the accompanying consolidated balance sheet of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the six month period then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGL Energy Partners LP and subsidiaries as of March 31, 2011, and the results of their operations and their cash flows for the six month period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 29, 2011

Report of Independent Registered Public Accounting Firm

Partners
NGL Energy Partners LP

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in equity and cash flows for the six month period ended September 30, 2010 of NGL Supply, Inc. (an Oklahoma corporation) and subsidiaries.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NGL Supply, Inc. and subsidiaries for the six month period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 29, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Unit Holders

NGL Energy Partners LP

Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheet of NGL Supply, Inc. and Subsidiaries as of March 31, 2010 and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGL Supply, Inc. and Subsidiaries as of March 31, 2010 and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Dallas, Texas
February 11, 2011

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Balance Sheets

March 31, 2011 and 2010

(U.S. Dollars in Thousands, except per share amounts)

	NGL Energy
	Partners LP	NGL Supply, Inc.
	March 31,	March 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,337	$24,238
Accounts receivable, net of allowance for doubtful accounts of $161 and $235, respectively	43,677	37,183
Inventories	12,697	7,283
Product exchanges	427	2,746
Deferred tax assets	—	215
Notes receivable	—	125
Prepaid expenses and other current assets	3,683	995
Total current assets	76,821	72,785

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,871 and $7,652, respectively	62,053	28,685
GOODWILL	12,608	4,457
INTANGIBLE ASSETS, net of accumulated amortization of $1,558 and $6,686, respectively	12,351	5,628
OTHER	—	25
Total assets	$163,833	$111,580

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$37,244	$35,373
Accrued expenses and other payables	3,711	4,745
Product exchanges	1,045	1,005
Advance payments received from customers	7,714	6,229
Current maturities of long-term debt	830	752
Total current liabilities	50,544	48,104

LONG-TERM DEBT, net of current maturities	65,541	8,348
NON-CURRENT DEFERRED TAX LIABILITY	—	5,222
OTHER NON-CURRENT LIABILITIES, net of current maturities	395	503

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK; 1,000 shares authorized and outstanding; $10 par value		3,000

EQUITY, per accompanying statements:
Partnership equity —
General partner, representing a 0.1% interest, 10,945 notional units	72
Limited partners, representing a 99.9% interest -
Common units, 10,933,568 units issued and outstanding (Note 12)	47,225
Subordinated units, -0- units issued and outstanding	—
Accumulated other comprehensive income -
Foreign currency translation	56
Shareholders’ equity —
Common stock - Class A, with full voting rights, $10 par value 100,000 shares authorized; 19,603 shares issued and outstanding		196
Additional paid-in capital		36,039
Retained earnings		9,859
Accumulated other comprehensive income (loss) -
Foreign currency translation		84
Noncontrolling interest		225
Total equity	47,353	46,403
Total liabilities and equity	$163,833	$111,580

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Operations

For the Six Months Ended March 31, 2011 and September 30, 2010, and the
Years Ended March 31, 2010 and 2009

(U.S. Dollars in Thousands, except per share amounts)

	Year Ended March 31, 2011
	NGL Energy Partners LP	NGL Supply, Inc.
	Six Months Ended March 31,	Six Months Ended September 30,	Year Ended March 31,
	2011	2010	2010	2009
REVENUES:
Retail propane operations	$72,813	$6,868	$26,967	$30,248
Wholesale supply and marketing	546,782	309,029	704,436	701,484
Midstream	2,637	1,046	4,103	3,259
Total Revenues	622,232	316,943	735,506	734,991

COST OF SALES:
Retail propane operations	46,985	4,749	15,603	21,612
Wholesale supply and marketing	535,755	305,965	692,145	684,383
Midstream	292	194	467	423
Total Cost of Sales	583,032	310,908	708,215	706,418
Gross Margin	39,200	6,035	27,291	28,573

OPERATING COSTS AND EXPENSES:
Operating	15,898	5,231	11,523	11,075
General and administrative	5,024	3,210	6,326	5,577
Depreciation and amortization	3,441	1,389	2,781	2,490
Operating Income (Loss)	14,837	(3,795)	6,661	9,431

OTHER INCOME (EXPENSE):
Interest income	221	66	120	162
Interest expense	(2,482)	(372)	(668)	(1,621)
Other, net	103	124	(5)	152
Income (Loss) Before Income Taxes	12,679	(3,977)	6,108	8,124

INCOME TAX PROVISION (BENEFIT)	—	(1,417)	2,478	3,255

Net Income (Loss)	12,679	(2,560)	3,630	4,869

INCOME ALLOCABLE TO GENERAL PARTNER	13	—	—	—

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	45	6	80

NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS OR PARENT EQUITY	$12,666	$(2,515)	$3,636	$4,949

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Common units	$1.16
Subordinated units	$—
BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING:
Common units	10,933,568
Subordinated units	—

BASIC NET INCOME (LOSS) PER COMMON SHARE		$(128.46)	$178.75	$242.82

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		19,711	19,603	19,603

DILUTED NET INCOME (LOSS) PER COMMON SHARE		$(128.46)	$176.61	$239.92
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		19,711	19,840	19,840

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2011 and September 30, 2010, and the
Years Ended March 31, 2010 and 2009

(U.S. Dollars in Thousands)

	Year Ended March 31, 2011
	NGL Energy
	Partners LP	NGL Supply, Inc.
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
	2011	2010	2010	2009

Net income (loss)	$12,679	$(2,560)	$3,630	$4,869
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	56	(15)	214	(219)

Comprehensive income (loss)	$12,735	$(2,575)	$3,844	$4,650

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Changes in Equity

For the Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

 (U.S. Dollars in Thousands, except per unit or share amounts)

					Accumulated	Receivable
			Additional		Other	From Exercise
	Class A Common Stock		Paid-in	Retained	Comprehensive	of Stock	Noncontrolling	Total
NGL SUPPLY, INC.	Shares	Amount	Capital	Earnings	Income (Loss)	Options	Interest	Equity
BALANCES, MARCH 31, 2008	19,603	$196	$35,942	$1,595	$153	$—	$247	$38,133

Net income (loss)	—	—	—	4,949	—	—	(80)	4,869

Foreign currency translation adjustment	—	—	—	—	(219)	—	—	(219)

Preferred stock dividends	—	—	—	(189)	—	—	—	(189)

Share-based compensation	—	—	97	—	—	—	—	97
BALANCES, MARCH 31, 2009	19,603	196	36,039	6,355	(66)	—	167	42,691

Net income (loss)	—	—	—	3,636	—	—	(6)	3,630

Foreign currency translation adjustment	—	—	—	—	150	—	64	214

Preferred stock dividends	—	—	—	(132)	—	—	—	(132)
BALANCES, MARCH 31, 2010	19,603	196	36,039	9,859	84	—	225	46,403

Exercise of stock options ($2,200 per share)	650	7	1,423	—	—	(1,430)	—	—

Net loss	—	—	—	(2,515)	—	—	(45)	(2,560)

Foreign currency translation adjustment	—	—	—	—	(15)	—	—	(15)

Dividends -
Preferred	—	—	—	(17)	—	—	—	(17)
Common ($357 per share)	—	—	—	(7,000)	—	—	—	(7,000)
BALANCES, SEPTEMBER 30, 2010	20,253	$203	$37,462	$327	$69	$(1,430)	$180	$36,811

						Accumulated
		Limited Partners				Other
	General	Common		Subordinated		Comprehensive	Total
NGL ENERGY PARTNERS LP	Partner	Units	Amount	Units	Amount	Income	Equity
Six Months Ended March 31, 2011:

Combination transaction with NGL Supply (Notes 1 & 2)	$—	4,735,328	$1,252	—	$—	$—	$1,252

Acquisition of HOH & Gifford (Notes 1 & 5)	—	4,154,757	22,326	—	—	—	22,326

Sale of units at formation	—	2,043,483	10,981	—	—	—	10,981

General partner contribution	59	—	—	—	—	—	59

Net income	13	—	12,666	—	—	—	12,679

Foreign currency translation adjustment	—	—	—	—	—	56	56
BALANCES, MARCH 31, 2011	$72	10,933,568	$47,225	—	$—	$56	$47,353

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

(U.S. Dollars in Thousands)

	Year Ended March 31, 2011
	NGL Energy
	Partners LP	NGL Supply, Inc.
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
	2011	2010	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$12,679	$(2,560)	$3,630	$4,869
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including debt issuance cost amortization	4,406	1,825	3,839	3,528
Lower of cost or market adjustment on propane inventory	—	—	321	5,351
(Gain) loss on sale of assets	16	(124)	11	(150)
Provision for doubtful accounts	269	3	82	343
Deferred income tax provision (benefit)	—	(1,417)	2,190	3,169
Gain on commodity derivative financial instruments	(1,468)	(226)	(1,253)	(691)
Other	3	8	51	(141)
Changes in operating assets and liabilities, net of acquisitions -
Accounts receivable	(813)	203	(10,613)	15,141
Inventories	60,413	(59,598)	8,040	(188)
Product exchanges, net	(16,329)	18,688	(824)	(4,046)
Other current assets	3,697	(1,023)	150	577
Trade accounts payable	2,835	(3,741)	4,347	(11,852)
Accrued expenses and other payables	(1,209)	(2,699)	444	1,988
Advance payments received from customers	(30,490)	19,912	(2,935)	4,251
Net cash provided by (used in) operating activities	34,009	(30,749)	7,480	22,149

INVESTING ACTIVITIES:
Purchases of long-lived assets	(1,440)	(280)	(582)	(577)
Acquisitions of businesses, including additional consideration paid on prior period acquisitions	(17,400)	(123)	(3,113)	(3,532)
Cash flows on non-hedge commodity derivative financial instruments	111	426	690	708
Proceeds from sales of assets	291	185	172	430
Collections on notes receivable	—	125	—	—
Net cash provided by (used in) investing activities	(18,438)	333	(2,833)	(2,971)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving line of credit	149,500	34,490	80,100	185,330
Payments on revolving line of credit	(112,381)	(13,590)	(80,100)	(191,130)
Payments on other long-term debt	(5,902)	(722)	(702)	(978)
Debt issuance costs	(4,928)	—	—	(150)
Partner contributions	11,040	—	—	—
Collection of NGL Supply stock option receivables	1,430	—	—	—
Deferred offering costs	(1,929)	—	—	—
Distributions to shareholders of NGL Supply	(40,000)	—	—	—
Common stock dividends	—	(7,000)	—	—
Preferred stock dividends	—	(17)	(132)	(189)
Redemption of preferred stock	—	(3,000)	—	—
Net cash provided by (used in) financing activities	(3,170)	10,161	(834)	(7,117)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(47)	—	(542)	373
Net increase (decrease) in cash and cash equivalents	12,354	(20,255)	3,271	12,434
Cash and cash equivalents, beginning of period	3,983	24,238	20,967	8,533
Cash and cash equivalents, end of period	$16,337	$3,983	$24,238	$20,967

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Note 1 - Nature of Operations and Organization

NGL Energy Partners LP (“we” or the “Partnership”) is a Delaware limited partnership formed in September 2010 to own and, through our subsidiaries, operate the propane and other natural gas liquids businesses that historically were owned and operated by NGL Supply, Inc. (“NGL Supply”), Hicks Oils and Hicksgas, Incorporated (“HOH”), and Hicksgas Gifford, Inc. (“Gifford”).  We refer to HOH and Gifford collectively as “Hicksgas.”  We had no operations prior to September 30, 2010.

In October 2010, the following transactions, which we refer to as the formation transactions, occurred:

•                  HOH formed a wholly owned subsidiary, Hicksgas LLC, and contributed to it all of HOH’s propane and propane-related assets.  The shareholders of Gifford contributed all of their shares of stock in Gifford to a newly formed holding company, Gifford Holdings, Inc.

•                  Our general partner made a cash capital contribution of approximately $58,800 to us in exchange for the continuation of its 0.1% general partner interest in us and incentive distribution rights and the IEP Parties (owner of a 32.53% interest in our general partner) made a cash capital contribution to us in the aggregate amount of approximately $11.0 million in exchange for an aggregate 18.67% limited partner interest in us.

•                  NGL Supply and Gifford each converted into a limited liability company and the members of NGL Supply, Hicksgas, LLC and Gifford contributed 100% of their respective membership interests in those entities to us as capital contributions in exchange for (i) in the case of NGL Supply, a 43.27% limited partner interest in us, a cash distribution of approximately $40.0 million and our agreement to pay or cause to be paid approximately $27.9 million of existing indebtedness of NGL Supply, (ii) in the case of Hicksgas, LLC, a 37.96% limited partner interest in us, a cash distribution of approximately $1.6 million and our agreement to pay or cause to be paid approximately $6.5 million of existing indebtedness of HOH and (iii) in the case of Gifford, a cash payment of approximately $15.5 million.

•                  We made a capital contribution of 100% of the membership interests of each of NGL Supply, Hicksgas, LLC and Gifford to our wholly owned operating subsidiary, Silverthorne Operating LLC.  Gifford was merged into Hicksgas, LLC.

NGL Supply was organized on July 1, 1985 as a successor to a company founded in 1967, and is a diversified, vertically integrated provider of propane services including retail propane distribution; wholesale supply and marketing of propane and other natural gas liquids; and midstream operations which consist of propane terminal operations and services.

The transaction described above was accounted for as a business combination with NGL Supply designated as the acquirer and Hicksgas, LLC and Gifford were determined to be acquirees. Accordingly, NGL Supply was accounted for on the basis of historical cost, and our assets and liabilities were recorded at the net book values of NGL Supply.  The assets and liabilities of Hicksgas, LLC and Gifford were recorded at estimated fair values on the transaction date.

NGL Supply began its retail propane operations during its fiscal year ended March 31, 2008 through the acquisition of retail operations in Kansas and Georgia, and expanded its retail operations through additional acquisitions during fiscal 2008 through 2010.  Its retail propane operations sell propane and propane-related products and services to residential commercial and agricultural customers in Kansas and Georgia.  As discussed above and in Note 5, we acquired Hicksgas LLC and Gifford in connection with our formation transactions.  Hicksgas LLC and Gifford are both in the retail propane business with operations in Indiana and Illinois.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Our wholesale supply and marketing operations provide propane supply to customers at open-access terminals throughout the common carrier pipeline systems in the Mid-Continent, Gulf Coast and Northeast regions of the United States.  Our wholesale supply and marketing services include shipping and maintaining storage on these pipeline systems and supplying customers through terminals, refineries, third-party tank cars and truck terminals.  Through our wholesale supply and marketing operations, we supply propane and other natural gas liquids to various refineries, multistate marketers ranging in size from national and regional distribution companies to medium and small independent propane companies located throughout the country.

In our midstream segment, we provide propane terminal services to customers through our three proprietary propane truck terminals located in East St. Louis, Illinois, Jefferson City, Missouri, and St. Catharines, Ontario, Canada.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We were formed on September 8, 2010 with a capitalization of $1,000 by our general partner and had no operations or additional capitalizations through September 30, 2010.  Accordingly, we are presenting our financial statements as of and for the six months ended March 31, 2011.  As discussed above, NGL Supply was deemed to be the acquiring entity in our combination.  Therefore, our financial statements for all periods presented herein prior to September 30, 2010, represent the historical financial statements of NGL Supply.  The assets acquired and liabilities assumed from NGL Supply were recorded at their historical net book values.

The accompanying consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, Silverthorne Operating LLC, NGL Supply, and Hicksgas, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

As discussed above, NGL Supply was deemed to be the acquiring entity in our combination.  Therefore, our financial statements for all periods presented herein prior to September 30, 2010, represent the historical financial statements of NGL Supply.  The assets acquired and liabilities assumed from NGL Supply were recorded at their historical net book values.

We have made certain reclassifications to the prior period financial statements to conform with classification methods used in fiscal 2011.  Such reclassifications had no impact on previously-reported income.

Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, expenses and costs.  These estimates are based on our knowledge of current events, historical experience and various other assumptions that we believe to be reasonable under the circumstances.

Critical estimates we make in the preparation of our consolidated financial statements include determining the fair value of acquired assets and liabilities; the collectability of accounts receivable; the recoverability of inventories; the realization of deferred tax assets; useful lives and recoverability of property, plant and equipment and amortized intangible assets; the impairment of goodwill; the fair value of derivative financial investments and product exchanges; and accruals for various commitments and contingencies, among others.  Although we believe these estimates are reasonable, actual results could differ from those estimates.

Fair Value Measurements

We apply fair value measurements to certain assets and liabilities, principally our commodity derivative instruments, interest rate swap agreements, product exchange assets and liabilities, and assets and liabilities acquired

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

in a business combination.  We adopted new guidance with respect to determining fair value measurements effective April 1, 2008.  The new guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The new guidance clarifies that fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations.  This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities.  The new guidance requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid).  We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above.  Such adjustments were not material to the fair values of our derivative instruments.

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•                  Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.  We did not have any fair value measurements categorized as Level 1 at March 31, 2011 or 2010.

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.  Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements.  All of our fair value measurements related to our derivative financial instruments and product exchanges were categorized as Level 2 at March 31, 2011 and 2010.  We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments.  Inputs to the pricing model include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                  Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.  We did not have any fair value measurements categorized as Level 3 at March 31, 2011 or 2010.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.  The adoption of the new fair value guidance effective April 1, 2008 did not have a material impact on our consolidated financial statements.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with guidance provided by the Accounting Standards Codification (the “Codification”) which requires that all derivative financial instruments be recognized as either assets or liabilities and measured at fair value.  The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.

We record our derivative financial instrument contracts at fair value in the consolidated balance sheets, with changes in the fair value of our commodity derivative instruments included in the consolidated statements of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

operations in cost of sales of our wholesale supply and marketing segment.  Changes in the value of our interest rate swap agreements are recorded in our consolidated statement of operations in interest expense.  Contracts that qualify for the normal purchase or sale exemption are not accounted for as derivatives at market value and, accordingly, are recorded when the transaction occurs.

We have not designated any financial instruments as hedges for accounting purposes.  All mark-to-market gains and losses on commodity derivative instruments that do not qualify as normal purchases or sales, whether realized or unrealized, are shown net in the consolidated statement of operations, regardless of whether the contract is physically or financially settled.

We utilize various commodity derivative financial instrument contracts in our wholesale supply and marketing operations to help reduce our exposure to variability in future commodity prices.  We do not enter such contracts for trading purposes.  Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions and the timing of the settlement.  We attempt to balance our contractual portfolio in terms of notional amounts, timing of performance and delivery obligations.  However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements.  Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk.  Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions.  Credit risk is the risk of loss from non-performance by suppliers, customers, or financial counterparties to a contract.  We take an active role in managing and controlling market and credit risk and have established control procedures that we review on an ongoing basis.  We monitor market risk through a variety of techniques and attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures.

See Note 13 for a more detailed description of the derivative financial instruments we use and related supplemental information.

Segments

We operate in three operating segments, retail propane; wholesale supply and marketing; and midstream, which historically has consisted of our terminal operations.  All of our operations are located in the United States except for certain terminal operations in Canada.  See Note 15 for the disclosures related to our reportable operating segments.

Revenue Recognition

Our revenue is primarily generated by the sale of propane and other natural gas liquids and propane-related parts and fittings in the United States and by services and rentals provided by our retail propane, wholesale supply and marketing, and terminal operations in the United States and Canada.

We accrue our revenues from propane and other natural gas liquids sales and propane-related sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser or installation of the appliance.  We record our terminalling, storage and propane service revenues at the time the service is performed and tank and other rentals over the term of the lease.  We record product purchases at the time title to the product transfers to us, which typically occurs upon receipt of the product.  We present revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, on a net basis.

We consider two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, as a single arrangement on a combined basis.  Our buy/sell transactions are netted against each other on the consolidated statements of operations with no effect on net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Cost of Sales

We include in “Cost of Sales” all costs we incur to acquire propane and other natural gas liquids, including the costs of purchasing, terminalling, storing and transporting inventory prior to delivery to our retail or wholesale customers, as well as any costs related to the sale of propane appliances and equipment.  Cost of sales does not include any depreciation of our property, plant and equipment.  Amortization of our supply and storage agreements intangible asset is included in cost of sales of our wholesale supply and marketing segment and totaled $400,000, $400,000, $800,000 and $800,000 for the six months ended March 31, 2011, the six months ended September 30, 2010 and the years ended March 31, 2010 and 2009, respectively.  Depreciation is separately classified in our consolidated statements of operations.  We also include in cost of sales for our midstream segment the costs paid to the third parties who operate our terminal facilities under operating and maintenance agreements.

Operating Expenses

We include in “Operating Expenses” costs of personnel, vehicles, delivery, handling, plants, district offices, selling, marketing, credit and collections and other functions related to the wholesale and retail distribution of propane and related equipment and supplies and the direct operating expenses of our terminal and storage locations.

General and Administrative Expenses

We include in “General and Administrative Expenses” those costs and expenses of personnel, executives, corporate office locations and other functions related to centralized corporate and overhead activities, including incentive compensation expenses of our corporate personnel.

Depreciation and Amortization

Depreciation and amortization in the consolidated statements of income includes all depreciation of our property, plant and equipment, and amortization of intangible assets other than supply and storage agreements and debt issuance costs.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand and time deposits, and funds invested in highly liquid instruments with maturities of three months or less at the date of purchase.  At times, certain account balances may exceed federally insured limits.  At March 31, 2011, we had cash in excess of federally insured limits of approximately $4.2 million.

Supplemental cash flow information is as follows during the indicated periods:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Energy
	Partners LP	NGL Supply
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
	2011	2010	2010	2009
	(in thousands)
NON-CASH FINANCING ACTIVITIES:
Common units issued in Hicksgas acquisition	$22,326	$—	$—	$—
Non-compete, customer list and contingent consideration liabilities related to acquisitions	$—	$—	$450	$909
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$2,063	$335	$387	$1,233
Income taxes paid	$—	$220	$472	$472

Accounts Receivable and Concentration of Credit Risk

We operate in both the retail and wholesale propane supply segments in the United States and Canada.  We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions.  The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts, which assessment considers the overall creditworthiness of customers and any specific disputes.  The balance is considered past due or delinquent based on contractual terms.  Consequently, an adverse change in those factors could affect the Company’s estimate of bad debts.  We write off accounts receivable against the allowance for doubtful accounts when the receivables become uncollectible.

We execute netting agreements with certain wholesale supply customers to mitigate our credit risk. Realized gains and losses reflected in our receivables and payables are reflected at a net balance to the extent a netting agreement is in place and we intend to settle on a net basis.

Our accounts receivable consist of the following as of the indicated dates:

	NGL Energy Partners LP		NGL Supply
	March 31, 2011		March 31, 2010
	Gross	Allowance for	Gross	Allowance for
Segment	Receivable	Doubtful Accounts	Receivable	Doubtful Accounts
	(in thousands)
Accounts Receivable - Trade:
Retail Propane	$9,797	$161	$2,781	$234
Wholesale Supply and Marketing	33,998	—	34,594	1
Midstream	43	—	43	—
	$43,838	$161	$37,418	$235

Changes in the allowance for doubtful accounts are as follows during the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Energy
	Partners LP	NGL Supply
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
	2011	2010	2010	2009
	(in thousands)
Allowance for doubtful accounts, beginning of period	$—	$235	$403	$61
Bad debt provision	269	3	82	343
Write off of uncollectible accounts	(108)	(64)	(250)	(1)
Allowance for doubtful accounts, end of period	$161	$174	$235	$403

For the six months ended March 31, 2011, we had one customer of our wholesale supply and marketing segment who represented 10.12% of total consolidated revenues.  In the six months ended September 30, 2010, two customers of our wholesale supply and marketing segment accounted for 28.34% of total consolidated revenues.  For the years ended March 31, 2010, and 2009, no single customer accounted for more than 10% of our consolidated revenues. As of March 31, 2011, one customer of our wholesale supply and marketing segment represented approximately 19.5% of the total consolidated accounts receivable balance.  No customer represented more than 10% of the consolidated accounts receivable as of March 31, 2010.

Three of our suppliers accounted for approximately 50.5% and 81.2% of our cost of sales during the six months ended March 31, 2011 and September 30, 2010, respectively, and 48.9% of our cost of sales during the year ended March 31, 2010.  We believe that our arrangements with these suppliers enable us to purchase most of our requirements at market prices and ensure adequate supply.  No single supplier accounted for more than 10% of our cost of sales during the year ended March 31, 2009.

Inventories

Our inventories consist of propane, appliances and parts and supplies.  We value our propane inventory at the lower of cost or market, with cost of the propane inventory determined using the weighted average cost and the first in, first out (FIFO) methods, including the cost of transportation to storage facilities and storage costs.  We continually monitor inventory values for potential lower of cost or market adjustments and will record such adjustments at fiscal year end and on an interim basis if we believe the decline in market value will not be recovered by year end.  We recorded a lower of cost or market writedown of our wholesale supply and marketing segment inventory of approximately $321,000 and $5.4 million during our years ended March 31, 2010 and 2009, respectively.  No such writedowns were required during the other periods presented.  We included the lower of cost or market writedown in cost of sales of our wholesale supply and marketing segment in the consolidated statements of operations.  We value our appliance, parts, supplies and other inventories on a FIFO basis.

Our inventories as of March 31, 2011 and 2010 consisted of the following:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Energy
	Partners LP	NGL Supply
	2011	2010
	(in thousands)
Propane	$9,529	$6,826
Appliances, parts, supplies and other	3,168	457
Total	$12,697	$7,283

Property, Plant and Equipment, Depreciation and Impairments

We record our property, plant and equipment at cost, less accumulated depreciation.  Acquisitions and improvements are capitalized, and maintenance and repairs are expensed as incurred.  As we dispose of assets, we remove the cost and related accumulated depreciation from the accounts and any resulting gain or loss is included in other income.  We compute depreciation expense primarily using the straight-line method over the estimated useful lives of the assets (see Note 6).

We evaluate the carrying value of our long-lived assets for potential impairment when events and circumstances warrant such a review.  A long-lived asset is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset is less than its carrying value.  In that event, we would recognize a loss equal to the amount by which the carrying value exceeds the fair value of the asset.  No impairments of long-lived assets were recorded for the six months ended March 31, 2011, the six months ended September 30, 2010 and the years ended March 31, 2010, and 2009.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses.  At March 31, 2011 and 2010, our recorded goodwill is associated primarily with the acquisition of Hicksgas LLC, Gifford and various of NGL Supply’s prior retail propane acquisitions.  We recorded our acquisitions based on the “purchase method” of accounting for business combinations that closed on or before March 31, 2009.  Business combinations occurring subsequent to March 31, 2009 have been accounted for using the “acquisition method” (see Note 5).  We expect that all of our recorded goodwill is deductible for income tax purposes.  See Note 7 for additional information.

Intangible Assets

Our identifiable intangible assets consist of significant contracts and arrangements acquired in business combinations, including supply, terminal and storage agreements, customer accounts and covenants not to compete, and debt issuance costs.  We capitalize acquired intangible assets if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so.  In addition, we capitalize certain debt issuance costs incurred in our long-term debt arrangements.

We amortize our intangible assets other than debt issuance costs on a straight-line basis over the assets’ useful lives (see Note 8).  We amortize debt issuance costs over the terms of the related debt on a method that approximates the effective interest method.

Impairment of Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested at least annually for impairment at year end. Intangible assets

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed for impairment annually or when events and circumstances warrant such a review.

We evaluate goodwill and indefinite-lived intangible assets for impairment annually or when events or circumstances occur indicating that the assets might be impaired. We perform this annual impairment on January 1 of each year.

The annual impairment assessment of goodwill is a two-step process:

•                  In step 1 of the goodwill impairment test, we compare the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

•                  In step 2 of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We utilize the market approach in determining the fair value of the Partnership’s reporting units which correspond to the Partnership’s three reporting segments.  The market approach considers our forecasted discounted future cash flows and a terminal value which applies a market multiple to adjusted cash flows.  Based upon this analysis, we concluded that the fair value of our reporting units exceeded the carrying values and therefore step 2 of goodwill impairment testing was not required for the years ended March 31, 2011, 2010 and 2009.

Estimates and assumptions used to perform the impairment testing are inherently uncertain and can significantly affect the outcome of the impairment test.  The estimates and assumptions we used in the annual assessment for impairment of goodwill included market participant considerations and future forecasted operating results.  Changes in operating results and other assumptions could materially affect these estimates.

Product Exchanges

Quantities of products receivable or returnable under exchange agreements are presented as product exchange assets or liabilities in the consolidated balance sheet.  We value product exchanges at period-end market value using a Level 2 measurement.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation as a liability in the period a legal obligation for the retirement of tangible long-lived assets is incurred, typically at the time the assets are placed into service.  A corresponding asset is also recorded and depreciated over the life of the asset.  After the initial measurement, we also recognize changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

We have determined that we are obligated by contractual requirements to remove facilities or perform other remediation upon retirement of certain assets.  Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.  However, we are not able to reasonably measure the fair value of the asset retirement obligations as of March 31, 2011 or 2010 because the settlement dates were indeterminable.  An asset retirement obligation will be recorded in the periods we can reasonably determine the settlement dates.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Foreign Currency Translation

The functional currency of our Canadian terminal operation, or Gateway, is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date while revenues, expenses, gains and losses are translated at the average exchange rate for the period.  The resulting translation adjustments are accumulated in the other comprehensive income component of equity.

Foreign currency transaction gains and losses are recognized currently in the statements of operations. We realized a foreign currency transaction gain (loss) as follows for the periods indicated:

NGL Energy
Partners LP	NGL Supply
Six Months	Six Months
Ended	Ended
March 31,	September 30,	Year Ended March 31,
2011	2010	2010	2009
(in thousands)
$33	$(8)	$132	$(128)

Income Taxes

The income tax provision reflected in our consolidated statements of operations relates to NGL Supply.  As a partnership, we are not subject to income taxes.  NGL Supply’s current provision for income taxes was based on current federal and state statutory rates, which are adjusted based on changes in tax laws and significant fluctuations in taxable income.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We classify deferred tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities.  Certain judgments are made relating to recoverability of deferred tax assets, the level of expected future taxable income and available tax planning strategies.

See Note 10 for additional information related to income taxes.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at March 31, 2011 and 2010:

	NGL Energy
	Partners LP	NGL Supply
	2011	2010
	(in thousands)
Accrued bonuses and other compensation	$1,438	$3,730
Other	2,273	1,015
Total	$3,711	$4,745

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Advance Payments Received from Customers

We record customer advances on product purchases as a liability in the consolidated statements of financial position.

Note 3 - Recent Accounting Standards

FASB Accounting Standards Codification Subtopic 260-10 (“ASC 260-10”), originally issued as FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, was ratified in June 2008 and applies to the calculation of earnings per share.  ASC 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We adopted ASC 260-10 in fiscal 2010.  The adoption of ASC 260-10 did not have a significant impact on our earnings per share calculation since we did not have any share-based compensation awards that represented “participating securities.”  However, this may have a significant impact on our earnings per unit computation in future periods.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) instituted a new referencing system, which codifies, but does not amend, previously existing nongovernmental GAAP.  The FASB Accounting Standards Codification (the “Codification”) is now the single authoritative source for GAAP.  The Codification was intended to simplify user access to all authoritative GAAP by providing all authoritative literature in one place.  Adoption of the Codification did not have a material impact on our consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the GAAP rules for consolidation.  The objective of this update is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Specifically, the update requires the recognition of a noncontrolling interest (formerly, “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of the net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement.  The new standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, the new standard requires that a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  This standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  Upon adoption, the noncontrolling interest in Gateway was classified as noncontrolling interest within the equity section of our consolidated statements of financial position.  Net income attributable to the Partnership has not changed due to the adoption of this update.  The presentation has been applied retrospectively for all prior periods presented.

During fiscal year 2010, we adopted the updated GAAP rules for subsequent events.  Under this update, we are required to evaluate subsequent events through the date that the consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).  The adoption of this standard does not change our practices with respect to evaluating, recording, and disclosing subsequent events; therefore, adoption of this update had no impact on our consolidated statements of financial position or results of operations.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS represent accounting standards published by the International Accounting Standards Board (the “IASB”), which is based in London, England.  In February 2010, the SEC expressed its continuing support for a single set of high-quality globally accepted accounting standards and established a general work plan that sets forth areas and factors the SEC will consider before requiring domestic public companies to transition to IFRS.  Currently, the Financial Accounting Standards Board (the “FASB”) and the IASB are working individually and jointly on a number of accounting standard convergence projects that, if finalized in 2011, would bring about a significant shift in the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

accounting and financial reporting landscape.  These projects include a broad range of topics such as financial statement presentation, accounting for leases, revenue recognition, financial instruments, consolidations and fair value measurements.

The SEC expects to make a determination in 2011 regarding the mandatory adoption of IFRS, with the expectation that any decision to adopt IFRS will allow U.S. issuers a number of years to transition from current GAAP.  We continue to monitor developments regarding the potential implementation of IFRS and the ongoing convergence projects of the FASB and IASB.   We will evaluate the impact that any definitive accounting guidance may have on our financial statements once this information is finalized by the appropriate standard setting organizations, including the SEC.

Note 4 - Earnings per Limited Partner Unit or Common Share

Our earnings per limited partner unit or per share of common stock were computed as follows for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Energy
	Partners LP	NGL Supply
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
	2011	2010	2010	2009
	(U.S. Dollars in thousands, except per share amounts)
Basic Earnings per Common or Subordinated Unit or Common Share:
Net income or net income attributable to the parent equity	$12,679	$(2,515)	$3,636	$4,949
Less - income allocated to general partner for:
Its 0.1% interest	(13)
Incentive distribution rights	—
Less - preferred stock dividends	—	(17)	132	189
Net income (loss) attributable to limited partners or common shareholders	$12,666	$(2,532)	$3,504	$4,760
Net income allocated to:
Common unitholders	$12,666
Subordinated unitholders	$—

Weighted average common units or shares outstanding	10,933,568	19,711	19,603	19,603

Weighted average subordinated units outstanding	—

Earnings per share - Basic		$(128.46)	$178.75	$242.82
Earnings per unit - Basic:
Common unitholders	$1.16
Subordinated unitholders	$—

Diluted Earnings per Common or Subordinated Unit or Common Share:
Net income (loss) for basic earnings per share allocated to:
Common shareholders		$(2,532)	$3,504	$4,760
Common unitholders	$12,666
Subordinated unitholders	$—
Weighted average common units or shares outstanding for basic earnings per share	10,933,568	19,711	19,603	19,603
Assumed exercise of stock options, treasury stock method	—	—	237	237
Weighted average common units or shares outstanding for diluted earnings per share	10,933,568	19,711	19,840	19,840
Weighted average subordinated units outstanding for diluted earnings per unit	—

Earnings per share - Diluted		$(128.46)	$176.61	$239.92
Earnings per unit - Diluted:
Common unitholders	$1.16
Subordinated unitholders	$—

Note 5 - Acquisitions

Six Months Ended March 31, 2011

As discussed in Note 1, we purchased the retail propane operations of Hicksgas LLC and Gifford in October 2010 as part of our formation transactions.  The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values, in the acquisition of the retail propane businesses of Hicksgas LLC and Gifford described above:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

In
Thousands
Accounts receivable	$6,156
Inventory	6,229
Prepaid expenses and other current assets	2,604
14,989
Property, plant, and equipment:
Tanks and other retail propane equipment (15 year life)	22,213
Vehicles (5 year life)	6,173
Buildings (30 year life)	6,241
Other (15 year life)	1,264
Amortizable intangible assets:
Customer relationships (15 year life)	3,278
Non-compete agreements (5 year life)	868
Goodwill (Retail propane segment)	7,756
Total assets acquired	62,782

Accounts payable	2,777
Customer advances and deposits	12,063
Accrued and other current liabilities	2,203
17,043

Long-term debt	5,768
Long-term derivatives	517
Total liabilities assumed	23,328

Net assets acquired	$39,454

Goodwill was warranted because these acquisitions enhance our current retail propane operations. We expect all of the goodwill acquired to be tax deductible. We do not believe that the acquired intangible assets have any significant residual value at the end of their useful life.

The total acquisition cost was $39.5 million, consisting of cash of approximately $17.2 million and the issuance of 4,154,757 common units valued at $22.3 million.  The total acquisition cost for the acquisitions of Hicksgas LLC and Gifford has been initially allocated based on the estimated fair value of the assets acquired and liabilities assumed. The units issued to the shareholders of Hicksgas LLC in the formation transaction were valued at $5.37 per unit (post-split), the price paid by unrelated parties for the common units they acquired near the transaction date. The allocations detailed above have not been completed and are subject to change.  We are awaiting the results of our independent appraisal of the assets we acquired, which appraisal is not yet complete. We expect to complete the allocations during the first quarter of fiscal 2012 upon the completion of our analysis and review of the independent appraisal of the fair value of the assets we acquired, which we expect to receive in July, 2011.

The operations of Hicksgas LLC and Gifford have been included in our statements of operations since acquisition in October 2010.  For convenience, and because the impact was not significant, we have accounted for the acquisition as it if occurred on October 1, 2010.  The results of operations for Hicksgas LLC and Gifford during the six months ended March 31, 2011 were as follows (in thousands except per unit data):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Revenues	$53,294
Net income	6,261
Limited partners earnings per common unit	0.57

Unaudited Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the six months ended March 31, 2011 and September 30, 2010 and the year ended March 31, 2010 are presented as if the formation transactions described in Note 1, the offering transactions described in Note 12 and the Hicksgas LLC and Gifford acquisitions had been made on April 1, 2009.

	NGL Energy
	Partners LP	NGL Supply
	Six Months	Six Months
	Ended	Ended	Year Ended
	March 31,	September 30,	March 31,
	2011	2010	2010
	(in thousands except per unit data)
Revenues	$622,232	$336,921	$809,633
Net income (loss)	16,533	(8,558)	8,043
Limited partners’ interest in net income (loss)	16,516	(8,549)	8,035
Basic and diluted earnings (loss) per limited partner —
Common units	$1.12	$(0.58)	$0.54
Subordinated units	$1.12	$(0.58)	$0.54

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of customer relationships, interest expense on acquisition debt, and certain other adjustments.  The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

Fiscal 2010

On August 4, 2009, we acquired substantially all of the assets of Reliance Energy Partners, L.L.C., a company operating in the retail propane business.  The aggregate purchase price for this acquisition totaled approximately $2.8 million, which included liabilities assumed and non-compete agreements of approximately $450,000 payable to the previous owners over three years.  Results of operations for this acquired business are included in our consolidated statement of operations beginning August 4, 2009.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Fiscal 2009

On April 30, 2008, we acquired substantially all of the propane assets of Capital City Oil, Inc., located in Kansas.  Additionally, on June 2, 2008, we acquired substantially all of the assets of Douglas Propane Gas Company and Morris Propane Service, Inc., located in Georgia.  Both of these companies operate primarily in the retail propane business.  Results of operations for these businesses acquired are included in our consolidated statement of operations beginning with their respective acquisition date.

The aggregate purchase price for the fiscal year 2009 acquisitions totaled approximately $4.0 million, which included liabilities assumed and non-compete agreements of approximately $600,000 payable to the previous owners over periods ranging from two to five years.

Certain of NGL Supply’s prior year acquisitions include contingent consideration that may be payable at a future date, dependent upon certain facts and circumstances as described in the acquisition-related agreements.  During the years ended March 31, 2010, and 2009, we accrued approximately $478,000 and $308,000, respectively, of contingent consideration related to NGL Supply’s prior year acquisitions, which was recorded as an increase to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by NGL Supply during the years ended March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Cash and cash equivalents	$—	$1
Other current assets	494	484
Property, plant and equipment	2,100	2,647
Customer lists (10 years)	—	274
Non-compete agreements	450	600
Total assets acquired	3,044	4,006
Total liabilities assumed	286	46
Net assets acquired	$2,758	$3,960

Note 6 - Property, Plant and Equipment

Property, plant and equipment consists of the following at March 31, 2011 and 2010:

	NGL Energy
	Partners LP	NGL Supply
Description and Useful Life	2011	2010
	(in thousands)
Terminal assets (30 years)	$18,933	$23,246
Retail propane equipment (5-15 years)	29,556	8,325
Vehicles (5-7 years)	7,240	1,672
Information technology equipment (3 years)	678	1,845
Buildings (30 years)	6,241	—
Other (3-7 years)	2,276	1,249
	64,924	36,337
Less: Accumulated depreciation	2,871	7,652
Net property, plant and equipment	$62,053	$28,685

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Depreciation expense was as follows for the periods indicated:

NGL Energy
Partners LP	NGL Supply
Six Months	Six Months
Ended	Ended
March 31,	September 30,	Year Ended March 31,
2011	2010	2010	2009
(in thousands)
$2,848	$998	$2,157	$1,829

Note 7 - Goodwill

Changes to recorded goodwill were as follows for the periods indicated:

	NGL Energy
	Partners LP	NGL Supply
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
	2011	2010	2010	2009
	(in thousands)
Beginning of period	$4,580	$4,457	$3,755	$3,444
Goodwill from retail propane acquisitions, including additional consideration paid for previous acquisitions	8,028	123	805	414
Income tax benefit applied to reduce goodwill of wholesale, supply and marketing segment	—	—	(103)	(103)
End of period	$12,608	$4,580	$4,457	$3,755

Goodwill by segment:
Retail propane	$10,574	$2,546	$2,423	$1,618
Wholesale supply and marketing	2,034	2,034	2,034	2,137

Note 8 - Intangible Assets

Intangible assets consist of the following:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

		NGL Energy Partners LP		NGL Supply
		March 31, 2011		March 31, 2010
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
	(in thousands)
Supply and storage agreements	8 years	$1,802	$400	$7,105	$4,903
Customer lists	8-10 years	2,033	154	2,956	770
Customer relationships	15 years	3,278	200	—	—
Debt issuance costs	4 years	4,928	565	—	—
Non-compete agreements	2-6 years	1,868	239	2,253	1,013
Total		$13,909	$1,558	$12,314	$6,686

Amortization expense was as follows for the indicated periods:

	NGL Energy
	Partners LP	NGL Supply
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
Recorded in	2011	2010	2010	2009
	(in thousands)
Depreciation and amortization	$593	$391	$795	$662
Interest expense	565	36	87	237
Cost of sales - wholesale supply and marketing	400	400	800	800
	$1,558	$827	$1,682	$1,699

Future amortization expense of our intangible assets is estimated to be as follows:

Year Ending March 31,	In Thousands
2012	$3,195
2013	2,802
2014	1,951
2015	1,363
2016	695
Thereafter	2,345
$12,351

Note 9 - Long-Term Obligations

We have the following long-term debt:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Energy
	Partners LP	NGL Supply
	March 31,
	2011	2010
	(in thousands)
Revolving credit facility -
Acquisition loans	$65,000	$—
Working capital loans	—	—
Acquisition revolving credit facility of NGL Supply, paid and cancelled in October 2010	—	6,981
Other notes payable, non-interest bearing	1,371	2,119
	66,371	9,100
Less current maturities	830	752
Long-term debt	$65,541	$8,348

In October 2010, we and our subsidiaries executed a $200.0 million credit agreement, as amended in January, February and April 2011, (the “Credit Agreement”) with a group of banks.  The Credit Agreement provides for a total credit facility of $200.0 million, represented by a $50.0 million working capital facility and a $150.0 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  The working capital facility allows for letter of credit advances of up to $50.0 million and swingline loans of up to $5.0 million.  Substantially all of our assets are pledged as collateral under the Credit Agreement.

The Credit Agreement has a final maturity on October 14, 2014.  Once a year, between March 31 and September 30, we must prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to less than $10.0 million for 30 consecutive days.

In May 2011, we repaid a total of $65.0 million of advances under our acquisition facility as a result of our initial public offering (see Note 12).

Borrowings under the Credit Agreement bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated  for the period of the four fiscal quarters most recently ended.  Interest is payable quarterly.  The interest rates vary at LIBOR plus 3% - 3.75% for any LIBOR borrowings or the bank’s prime rate plus 2% - 2.75% for any base rate borrowings, in each case depending upon the leverage ratio.  Our weighted average interest rate on the acquisition facility was 3.962% at March 31, 2011.  We are also required to pay a 0.5% commitment fee on the average unused commitment.

During the six months ended March 31, 2011, we had a maximum borrowing of approximately $23.4 million and an average borrowing of $10.7 million under our working capital facility.  Our weighted average interest rate during the six months ended March 31, 2011 was 6.25%.

Our revolving credit facility contains various covenants limiting our ability to (subject to certain exceptions), among other things:

•                  incur other indebtedness (other than permitted debt as defined in the credit facility);

•                  grant or incur liens on our property;

•                  create or incur any contingent obligations;

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

•                  make investments, loans and acquisitions;

•                  enter into a merger, consolidation or sale of assets;

•                  change the nature of our business or change the name or place of our business;

•                  pay dividends or make distributions if we are in default under the revolving credit facility or in excess of available cash; and

•                  prepay, redeem, defease or otherwise acquire any permitted subordinated debt or make certain amendments to permitted subordinated debt.

Our revolving credit facility further indicates that our “leverage ratio” cannot exceed 4.25 to 1.0 at any quarter end (4.0 to 1.0 as of June 30, 2011).  At March 31, 2011, our ratio of total funded debt to consolidated EBITDA was 3.69 to 1.0.

Our revolving credit facility includes customary events of default.  At March 31, 2011, we were in compliance with all debt covenants to our revolving credit facility.

Other Notes Payable

During fiscal 2010 and 2009, NGL Supply executed various non-interest bearing notes payable related to acquisitions as discussed in Note 5.  These notes payable are due to the previous owners of the acquired entities, mature through fiscal 2014, and are related to non-compete agreements and acquired customer lists.  The future maturities of these notes payable are as follows as of March 31, 2011 (amounts in thousands):

Year Ending March 31,
2012	$830
2013	451
2014	90
$1,371

Capital Lease Obligation

In connection with a retail propane acquisition by NGL Supply in a prior period, we assumed a lease for certain propane tanks.  The lease is accounted for as a capital lease.  At its origination, May 10, 2005, the lease required monthly payments of $11,000 over a period of 84 months with a renewal option extending the lease for an additional 36 months.  We assumed the obligations under the lease on July 2, 2007.  The lease contains a bargain purchase option with the title transferring at the end of the lease, and in substance, we are financing the acquisition of the propane tanks through the lease.  Accordingly, we recorded the propane tanks as an asset and the capital lease obligation is categorized as “other non-current liabilities” in the consolidated statements of financial position.

The following is an analysis of the leased assets included in property, plant and equipment as of March 31, 2011 (amounts in thousands):

Propane tanks under capital lease	$260
Less: Accumulated depreciation	36
$224

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Future minimum lease payments under the capital lease for each of the remaining years, including the renewal period, and in the aggregate, are as follows (amounts in thousands):

Year Ending March 31,
2012	$129
2013	130
2014	130
2015	130
2016	22
541
Less: Amount representing interest	100
Present value of minimum lease payments	$441

Current maturities	$90
Noncurrent maturities	351
$441

Note 10 - Income Taxes

We expect to qualify as a partnership for income taxes.  As such, we will not pay any U.S. Federal income tax except income taxes on taxable income earned by a tax-paying, or “C corporation” subsidiary formed subsequent to March 31, 2011 (see Note 16).  Each owner will report their share of our income or loss on their individual tax returns.  No income tax provision has been recorded for the six months ended March 31, 2011.  The following discussion relates to the income tax provisions recorded by NGL Supply for periods prior to our combination.

The geographic components of our income (loss) before provision for income taxes are as follows for the periods indicated:

	NGL Supply
	Six Months Ended
	September 30,	Year Ended March 31,
	2010	2010	2009
	(in thousands)
United States	$(3,852)	$6,128	$8,391
Canada	(125)	(20)	(267)
	$(3,977)	$6,108	$8,124

The following summarizes the income tax provisions for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Supply
	Six Months Ended
	September 30,	Year Ended March 31,
	2010	2010	2009
	(in thousands)
Current provision
Federal	$—	$89	$86
Foreign	—	—	—
State	—	199	—
Deferred provision
Federal	(1,417)	1,867	2,743
Foreign	—	—	—
State	—	220	323
	(1,417)	2,375	3,152
Deferred provision applied to reduce goodwill	—	103	103
Total income tax provision	$(1,417)	$2,478	$3,255

The effective tax rate differs from the statutory rate due to the following for the periods indicated:

	NGL Supply
	Six Months Ended
	September 30,	Year Ended March 31,
	2010	2010	2009
Statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of Federal benefit	—	5.84	3.04
Valuation allowance on Gateway	—	0.12	1.21
Other	0.60	(0.39)	0.82
Effective tax rate	35.60%	40.57%	40.07%

As of March 31, 2010, the components of NGL Supply’s deferred tax assets and liabilities consisted of the following (amounts in thousands):

CURRENT —
Expenses not currently deductible	$215

NON-CURRENT —
Assets
Alternative minimum tax credit carryforward	$44
Net operating loss carryforwards	236
Valuation allowance	(236)
Goodwill	966
Liability
Property, plant and equipment	(6,232)
Net non-current deferred tax liability	$5,222

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

At March 31, 2010, the accompanying consolidated financial statements include $236,000 of deferred tax assets associated with Canadian operating loss carryforwards related to Gateway.  We are unable to conclude that it is more likely than not that the carryforwards will be utilized and therefore we have provided a valuation allowance against the loss carry forwards.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements.  To recognize a tax position, we determine whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.  The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  We had no uncertain tax positions that required recognition in the consolidated financial statements at March 31, 2011, 2010 or 2009.  Any interest or penalties would be recognized as a component of income tax expense.  No income tax returns are currently under examination by any tax authorities.  We consider NGL Supply’s open tax years to be 2007 through 2010.  However, we are not responsible for any tax obligation related to such open tax years.

Note 11 - Commitments and Contingencies

Litigation

We are included in claims and legal actions arising in the ordinary course of business.  We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position and results of operations.

Environmental Matters

Our operations are subject to extensive Federal, state and local environmental laws and regulations that could require expenditures for remediation of operating facilities.  Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the propane distribution, terminal and storage business, and there can be no assurance that significant costs and liabilities will not be incurred.  Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities.  Accordingly, we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  However, some risk of environmental or other damage is inherent in our business.

Obligations Under Propane Asset Purchase and Sale Agreement

In connection with its purchase of certain propane assets from ConocoPhillips, NGL Supply executed the following agreements in November 2002:

Propane Business Operating & Maintenance Agreement.  The Propane Business Operating & Maintenance Agreement specifies that ConocoPhillips will continue to operate the propane assets for us and provides for the payment for such services as well as the payment for the utilization of certain common facilities, as defined.  The agreement has a primary term of ten years from November 7, 2002, and provides for an extension solely at our option for a five-year period, to be followed on a year-by-year basis.  We have the ability to terminate the agreement with written notice by August 1 of the calendar year preceding the year we would terminate the agreement.

We are obligated to pay a fixed monthly operating fee plus a utility service fee which varies based on usage and all direct costs incurred by ConocoPhillips related to the propane assets.  The initial monthly operating fee was

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

$25,000, which consisted of a labor charge of $15,000 plus a non-labor charge of $10,000.  During the ten-year primary term, the labor charge component increases at a rate of 2.5% per year, and during the five-year extension, the labor charge component is increased at an amount appropriate in the circumstances based on ConocoPhillips’ actual labor and benefit costs.  The non-labor component was fixed for a term of two years, but thereafter was to be adjusted for every two-year period based on ConocoPhillips’ actual costs of operating our propane assets.

The total operating fee charged to cost of sales of our midstream segment on the consolidated statements of operations, including the charge for the utility service fee and propane asset direct charges, was as follows for the periods indicated (in thousands):

Six months ended March 31, 2011	$227
Six months ended September 30, 2010	175
Year ended March 31,
2010	373
2009	488

The total minimum monthly fee as of March 31, 2011 is approximately $30,000.  During the remaining term of the primary ten-year period and the five-year extension, the estimated minimum annual commitments for the Propane Business Operating & Maintenance Agreement are as follows (in thousands):

Year Ending March 31,
2012	$359
2013	364
2014	370
2015	376
2016	382

Propane Supply Agreement.  This agreement was executed effective November 7, 2002, in order to provide us with a constant supply of propane for our business.  The agreement is for a primary term of ten years, and may be extended solely at our option for an additional five-year period, then continuing on a year-by-year basis.

The agreement specifies that we can purchase a specified volume of propane per week from ConocoPhillips.  The price we will pay is an average of the published daily propane spot price at Conway, Kansas plus a location differential equal to published pipeline tariffs, and, for the ten-year primary period, less a specified discount which varies depending upon the location of purchase. The charge for such propane purchases is included in cost of sales of our wholesale supply and marketing segment on our consolidated statements of operations.

Storage Space Lease.  Effective November 7, 2002, we also executed a propane storage space lease with ConocoPhillips for storage at its Borger, Texas storage facility for a level of up to 850,000 barrels of propane at any one time.  The agreement expires on March 31, 2012.

The agreement requires a specified minimum storage payment that varies by year, plus additional charges to the extent we had more than the designated 850,000 barrels in storage at any time.  The total lease charge recorded in cost of sales of our wholesale supply and marketing segment on our consolidated statements of operations was as follows for the indicated periods (in thousands):

Six months ended March 31, 2011	$286
Six months ended September 30, 2010	217
Year ended March 31,
2010	503
2009	462

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

As of March 31, 2011, the monthly storage charge is approximately $36,000.  The estimated future annual storage charge will be approximately $434,000 for the year ending March 31, 2012.

Other Operating Leases

We have executed various noncancelable operating lease agreements for office space, trucks, real estate, equipment and bulk propane storage tanks.  Future minimum lease payments at March 31, 2011, are as follows (in thousands):

Year Ending March 31,
2012	$705
2013	719
2014	668
2015	600
2016	536
$3,228

Rental expense relating to operating leases was as follows for the periods indicated (in thousands):

Six months ended March 31, 2011	$325
Six months ended September 30, 2010	284
Year ended March 31,
2010	566
2009	591

Sales and Purchase Contracts

We have entered into sales and purchase contracts for propane and other natural gas liquids to be delivered in future periods.  These contracts require that the parties physically settle the transactions with natural gas liquid inventory.  At March 31, 2011, we had outstanding sales contracts of approximately $41.2 million and outstanding purchase contracts of approximately $115.6 million.  These contracts have terms that expire at various dates through March 2012.

Note 12 — Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner equity and a 99.9% limited partner equity.  Limited partner equity consists of common and subordinated common units.  The limited partner units share equally in the allocation of income or loss.  The principal difference between common and subordinated common units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters.  Subordinated units will not accrue arrearages.

When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and all common units thereafter will no longer be entitled to arrearages.

Our general partner is not obligated to make any additional capital contributions or to guarantee or pay any of our debts and obligations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Unit Split and Conversion of Common Units to Subordinated Units

On May 11, 2011, we effected a 3.7219 to one split of our common units.  All unit and per-unit infrmation herein has been adjusted to reflect after-split information.

In addition, on May 11, 2011 we converted 5,919,346 of our common units to subordinated units.  The unaudited pro forma impact of this unit conversion on our limited partner equity as of March 31, 2011 and earnings per unit information for the six months ended March 31, 2011, assuming the conversion occurred on October 1, 2010, is as follows:

	Historical		Unaudited Pro Forma
	Units	Amount	Units	Amount
	(U.S. Dollars in thousands, except per unit amounts)
Limited Partner Equity —
Common units	10,933,568	$47,225	5,014,222	$21,658
Subordinated units	—	—	5,919,346	25,567
	10,933,568	$47,225	10,933,568	$47,225
Earnings per unit, basic and diluted —
Common units		$1.16		$1.16
Subordinated units		$—		$1.16

Initial Public Offering

On May 11, 2011, we sold a total of 4,025,000 common units in our initial public offering (IPO) at $21 per unit.  Our proceeds from the sale of 3,850,000 common units of $72.1 million, net of estimated total offering costs of approximately $8.7 million, were used to repay advances under our acquisition credit facility and for general corporate purposes.  Proceeds from the sale of 175,000 common units ($3.4 million) were used to purchase 175,000 of the common units outstanding prior to our initial public offering.

Upon the completion of our IPO, our limited partner equity consisted of 8,864,222 common units and 5,919,346 subordinated units.

Distributions

Our general partner has adopted a cash distribution policy that will require us to pay a quarterly distribution to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner and its affiliates, referred to as “available cash,” in the following manner:

•                  First, 99.9% to the holders of common units and 0.1% to the general partner, until each common unit has received the specified minimum quarterly distribution, plus any arrearages from prior quarters.

•                  Second, 99.9% to the holders of subordinated units and 0.1% to the general partner, until each subordinated unit has received the specified minimum quarterly distribution.

•                  Third, 99.9% to all unitholders, pro rata, and 0.1% to the general partner.

The general partner will also receive, in addition to distributions on its 0.1% general partner interest, additional distributions based on the level of distributions paid to the limited partners.  These distributions are

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

referred to as “incentive distributions.”  Our initial minimum quarterly distribution is $0.3375 per unit ($1.35 per unit on an annual basis).

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 0.1% general partner interest, assume our general partner has contributed any additional capital necessary to maintain its 0.1% general partner interest and has not transferred its incentive distribution rights and there are no arrearages on common units.

					Marginal Percentage Interest In
	Total Quarterly				Distributions
	Distribution per Unit				Unitholders	General Partner
Minimum quarterly distribution				$0.3375	99.9%	0.1%
First target distribution	above	$0.3375	up to	$0.388125	99.9%	0.1%
Second target distribution	above	$0.388125	up to	$0.421875	86.9%	13.1%
Third target distribution	above	$0.421875	up to	$0.50625	76.9%	23.1%
Thereafter	above	$0.50625			51.9%	48.1%

There were no distributions during the six months ended March 31, 2011.  Subsequent to March 31, 2011, a distribution of $3.85 million ($0.35 per common unit) was declared for the unitholders as of March 31, 2011.  The distribution was paid on May 5, 2011.

Equity-Based Incentive Compensation

Our general partner has adopted the NGL Energy Partners LP 2011 Long-Term Incentive Plan for the employees, directors and consultants of our general partner and its affiliates who perform services for us. To date, no awards have been made under the Long-Term Incentive Plan.

The Long-Term Incentive Plan consists of restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards, as discussed below.  The number of common units that may be delivered pursuant to awards under the plan is limited to 10% of the issued and outstanding common and subordinated units. The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common and subordinated units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations will not be considered to be delivered under the Long-Term Incentive Plan. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award will again be available for new awards under the Long-Term Incentive Plan. Common units to be delivered pursuant to awards under the Long-Term Incentive Plan may be newly issued common units, common units acquired by us in the open market, common units acquired by us from any other person, or any combination of the foregoing. If we issue new common units with respect to an award under the Long-Term Incentive Plan, the total number of common units outstanding will increase.

The board of directors of our general partner may terminate or amend the Long-Term Incentive Plan at any time with respect to any units for which a grant has not yet been made. Our board of directors also has the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval as may be required by

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

the exchange upon which the common units are listed at that time, if any. No change may be made in any outstanding grant that would materially reduce the benefits of the participant without the consent of the participant. The Long-Term Incentive Plan will expire upon its termination by the board of directors or, if earlier, when no units remain available under the Long-Term Incentive Plan for awards. Upon termination of the Long-Term Incentive Plan, awards then outstanding will continue pursuant to the terms of their grants.

A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture.  A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the plan administrator, cash equivalent to the fair market value of a common unit.  We intend the grant of restricted units and issuance of any common units upon vesting of the phantom units under the Long-Term Incentive Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

The Long-Term Incentive Plan also permits the grant of options covering common units and unit appreciation rights. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the plan administrator. In general, unit options and unit appreciation rights will become exercisable over a period determined by the plan administrator.

Equity of NGL Supply

As of March 31, 2010, NGL Supply’s authorized capital consisted of 1,000 shares of preferred stock (discussed below) and 100,000 shares of Class A common stock, $10 par value per share.  There were no issuances of common stock during the two year period ended March 31, 2010.  During the six months ended September 30, 2010, 650 outstanding stock options were exercised for a total consideration of $1.4 million, which was paid in October 2010.

The changes in net equity of NGL Supply for the period of September 30, 2010 to October 14, 2010 were as follows (in thousands):

Net equity at September 30, 2010	$36,811
Collection of stock option receivable	1,430
Net tax obligations of NGL Supply not assumed by the Partnership	3,120
Distribution to previous shareholders	(40,000)
Other	(109)
Net carrying value of assets and liabilities contributed by NGL Supply	$1,252

Redeemable Preferred Stock

NGL Supply had 1,000 shares of its Series A Preferred Stock outstanding at March 31, 2010.  The preferred shares were redeemable at $3,000 per share plus dividends in arrears at the option of the shareholder with 30 days notice.  These preferred shares have been separately classified in the consolidated statement of financial position at their purchased amount which is also the redeemable cost at March 31, 2010.  On May 17, 2010, NGL Supply redeemed all of the preferred stock at the stated value plus accrued dividends for approximately $3.017 million.

Common Stock Dividends

On June 30, 2010, NGL Supply paid a dividend to the owners of its common stock of $7.0 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Note 13 - Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of the instruments.  The carrying amounts of our variable rate obligations is also a reasonable estimate of fair value because of the variable interest rates on substantially all of such debt and there have been no changes in conditions from the inception of the credit facility indicating that our credit terms were not market terms.  The fair value recorded amounts of our derivative financial instrument contracts are measured based upon the notional amounts, future prices, and maturity dates (Level 2).  We had no assets or liabilities measured at fair value based on a Level 3 valuation.

The following table summarizes the reported value of our assets and liabilities which are carried at fair value as of the dates indicated based on inputs used to derive the fair values (see Note 2):

		NGL Energy Partners LP		NGL Supply
		Fair Value Measurements		Fair Value Measurements
		March 31, 2011		March 31, 2010
Description	Recorded As	Level 1	Level 2	Level 1	Level 2
		(in thousands)
Assets:
Commodity derivatives	Prepaid expenses	$—	$783	$—	$576
Product exchanges	Product exchanges	—	427	—	2,746
Liabilities:
Product exchanges	Product exchanges	—	1,045	—	1,005
Interest rate derivatives	Accrued liabilities	—	293	—	—

As of March 31, 2011, a change of 10% in the propane price would result in a change in fair value of $62,000 for our commodity derivatives.  We do not account for our commodity derivatives as hedges.

Derivative Financial Instruments

The following table sets forth our open commodity derivative contract positions at March 31, 2011 and March 31, 2010:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Underlying	Period			Total Notional Units	Type	Price ($/unit)
As of March 31, 2011 -
Natural Gas Liquids - Propane:
OPIS Conway	Nov 2010	-	Apr 2011	25,000 BBL	Swap	1.10500
OPIS Conway	Nov 2010	-	Oct 2011	90,000 BBL	Swap	1.13500
OPIS Conway	Dec 2010	-	June 2011	30,000 BBL	Swap	1.12500
OPIS Conway	Jan	-	June 2011	75,000 BBL	Swap	1.15000
OPIS Conway	Jan	-	Dec 2011	75,000 BBL	Swap	1.20500
OPIS Conway	Jan	-	Dec 2011	225,000 BBL	Swap	1.21375
OPIS Conway	Feb	-	June 2011	225,000 BBL	Swap	1.16000
OPIS Mt. Belvieu	Mar	-	Sept 2011	45,000 BBL	Swap	1.43000
OPIS Mt. Belvieu	June 2010	-	Dec 2011	4,000 BBL	Swap	0.98000

As of March 31, 2010 -
Natural Gas Liquids - Propane:
OPIS Mt. Belvieu	Apr	-	June 2010	75,000 BBL	Swap	1.26500
OPIS Conway	Apr	-	June 2011	60,000 BBL	Swap	1.09500
OPIS Conway	Apr	-	June 2012	45,000 BBL	Swap	1.16000
OPIS Conway	Apr	-	June 2013	60,000 BBL	Swap	1.14000
OPIS Conway	July	-	Sept 2010	30,000 BBL	Swap	1.21000
OPIS Mt. Belvieu	July	-	Sept 2010	45,000 BBL	Swap	1.20000
OPIS Mt. Belvieu	Oct	-	Dec 2010	75,000 BBL	Swap	1.29750

Watkins Glen - TEP	Apr 2010			26,619 Gal	Physical Cap	1.21440
Watkins Glen - TEP	Apr	-	May 2010	40,000 Gal	Physical Cap	1.22940

We have entered into interest rate swap agreements to hedge the risk of interest rate fluctuations on our long term debt.  These agreements convert a portion of our revolving credit facility floating rate debt into fixed rate debt on notional amounts of $8.5 million and end on June 30, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under these swaps are based on three-month LIBOR rates.  We do not account for these agreements as hedges.

We recorded the following net gains (losses) from our commodity and interest rate derivatives during the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Energy
	Partners LP	NGL Supply
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
	2011	2010	2010	2009
	(in thousands)
Commodity contracts -
Unrealized gain (loss)	$1,357	$(200)	$563	$(17)
Realized gain	111	426	690	708
Interest rate swaps	224	—	—	—
Total	$1,692	$226	$1,253	$691

The commodity contract gains and losses are included in cost of sales of our wholesale supply and marketing segment in the consolidated statements of operations.  The gain or loss on the interest rate contracts is recorded in interest expense.

Credit Risk

We maintain credit policies with regard to our counterparties on the derivative financial instruments that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements, which allow for netting of positive and negative exposure associated with a single counterparty.

Our counterparties consist primarily of financial institutions and major energy companies.  This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.  Based on our policies, exposures, credit and other reserves, we do not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty performance.

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated statements of financial position and recognized in our net income.

Interest Rate Risk

The following tables provide information as to our interest rate risk on our long-term debt as of March 31, 2011:

	Scheduled Maturity in Year Ending March 31,
	2012	2013	2014	2015	2016	Total	Fair Value
	(in thousands)
Variable Rate Debt	$—	$—	$—	$65,000	$—	$65,000	$65,000
Average Interest Rate				3.962%

As of March 31, 2011, a 0.125% change in the average interest rate would result in a change of annual interest expense of approximately $81,000.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

Note 14 - Employee Benefits

We sponsor a 401(k) defined contribution plan for the benefit of our employees.  The plan allows eligible employees to contribute a portion of their income to such plan subject to limitations established by law.  We may make discretionary contributions to the plan to be allocated to plan participants.  For the six months ended March 31, 2011 and September 30, 2010 and for the years ended March 31, 2010 and 2009, we made contributions to the plan totaling $247,000 and $137,000, and $227,000 and $262,000, respectively.

Note 15 - Segment Information

Our operations consist of three reportable segments:  retail propane operations; wholesale supply and marketing; and midstream.  Retail propane operations include propane sales to end users, the sale of propane-related parts and fittings, tank rentals and service work for propane-related equipment.  Our wholesale supply and marketing operations include the distribution of propane and other natural gas liquids and marketing services to other users, retailers and resellers of propane and storage of propane for third parties.  Our midstream segment consists of our terminal operations, the unloading, storage and loading of propane for third parties at our terminal facilities in Missouri, Illinois and Canada.  All of our operations are located in the United States except for the terminal operations of Gateway in Canada.  Intersegment sales by our wholesale supply and marketing segment are eliminated against cost of sales in consolidation.  Revenues in our other segments are derived from transactions with external parties.

Our identifiable assets associated with each reportable segment include accounts receivable, inventories, product exchanges, property, plant and equipment, goodwill and intangible assets.  Expenditures for property, plant and equipment are presented for each segment.  The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheet, is primarily related to the wholesale supply and marketing segment.

We evaluate the performance of our operating segments based on gross margin and operating income, as indicated in the following tables and on the basis of EBITDA.  Revenues, gross margin, operating income, identifiable assets, long-lived assets and expenditures for property, plant and equipment for each of our reportable segments are presented below:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Energy
	Partners LP	NGL Supply
	Six Months	Six Months
	Ended	Ended
	March 31,	September 30,	Year Ended March 31,
	2011	2010	2010	2009
	(in thousands)
Revenues:
Retail propane
Propane sales	$67,175	$6,128	$25,076	$28,518
Propane service and tank rental revenues	2,981	484	1,269	1,143
Propane-related parts and fittings sales	2,657	256	622	587
Wholesale supply and marketing
Wholesale supply sales	568,520	315,364	727,008	730,474
Storage revenues	1,183	959	2,368	1,741
Midstream	2,637	1,046	4,103	3,259
Eliminations of intersegment wholesale supply sales	(22,921)	(7,294)	(24,940)	(30,731)
Total revenues	$622,232	$316,943	$735,506	$734,991

Gross Margin:
Retail propane
Propane sales	$22,431	$1,639	$9,930	$7,278
Propane services and tank rentals	2,981	484	1,269	1,143
Propane-related parts and fittings sales	416	(4)	165	215
Wholesale supply and marketing
Wholesale supply sales	9,844	2,105	9,923	15,359
Storage	1,183	959	2,368	1,742
Midstream	2,345	852	3,636	2,836
Total gross margin	$39,200	$6,035	$27,291	$28,573

Depreciation and Amortization:
Retail propane	$2,887	$870	$1,726	$1,453
Wholesale supply and marketing	131	98	220	200
Midstream	423	421	835	837
Total depreciation and amortization	$3,441	$1,389	$2,781	$2,490

Operating Income (Loss):
Retail propane	$7,362	$(2,569)	$1,391	$525
Wholesale supply and marketing	7,949	567	6,912	10,531
Midstream	1,641	298	2,695	1,652
Corporate general and administrative expenses not allocated to segments	(2,115)	(2,091)	(4,337)	(3,277)
Total operating income (loss)	$14,837	$(3,795)	$6,661	$9,431

Other items not allocated by segment:
Interest income	221	66	120	162
Interest expense	(2,482)	(372)	(668)	(1,621)
Other income (expense), net	103	124	(5)	152
Income tax (provision) benefit	—	1,417	(2,478)	(3,255)
Net income (loss)	$12,679	$(2,560)	$3,630	$4,869

Geographic Information for our Midstream Segment
Revenues:
United States	$2,463	$975	$3,860	$3,017
Canada	174	71	243	242
Gross margin:
United States	2,171	782	3,393	2,594
Canada	174	70	243	242
Operating income (loss):
United States	1,649	423	2,670	1,874
Canada	(8)	(125)	25	(222)

Additions to property, plant and equipment, including acquisitions (accrual basis):
Retail propane	$37,186	$386	$2,588	$2,761
Wholesale supply and marketing	290	15	102	22
Midstream	—	—	—	98
Total	$37,476	$401	$2,690	$2,881

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	NGL Energy
	Partners LP	NGL Supply
	March 31,	March 31,
	2011	2010
	(in thousands)
Year-End Information:
Total assets:
Retail propane	$78,566	$19,847
Wholesale supply and marketing	57,507	66,942
Midstream	19,279	20,491
Corporate	8,481	4,300
Total	$163,833	$111,580

Long-lived assets, net of depreciation and amortization, including goodwill and intangibles:
Retail propane	$59,666	$14,292
Wholesale supply and marketing	4,537	3,234
Midstream	18,446	19,210
Corporate	4,363	2,034
Total	$87,012	$38,770

Note 16 — Subsequent Events

Subsequent to March 31, 2011, we formed a taxable “C” corporation subsidiary and contributed to such subsidiary certain operations and related assets that represent “non-qualifying income” for a partnership.  As a publicly-traded partnership, we are allowed to have non-qualifying income only up to a total of 10% of our gross income and not be subject to taxation as a corporation.  As a result, our taxable subsidiary will be subject to income taxes related to its income generated by the operations contributed.

Note 17 — Quarterly Financial Data (Unaudited)

Our summarized unaudited quarterly financial data is presented below. The computation of net income per common and subordinated unit is done separately by quarter and year to date.  As a result, the total of net income per common and subordinated unit of the individual quarters may not equal the net income per common and subordinated unit for the year, due primarily to the income allocation between the General Partner and Limited Partners and variations in the weighted average units outstanding used in computing such amounts.

Our retail propane segment’s business is seasonal due to weather conditions in our service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Our wholesale supply and marketing sales and operating revenues from our midstream operations are less weather sensitive.  Additionally, the acquisition of Hicksgas LLC and Gifford in October 2010 impacts the comparability of the quarterly information within the year, and year to year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2011 and 2010, and for the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Years Ended March 31, 2010 and 2009

	Year Ended March 31, 2011
	NGL Supply			NGL Energy Partners LP
			Six Months			Six Months
	Quarter Ended		Ended	Quarter Ended		Ended
	June 30,	September 30,	September 30,	December 31,	March 31,	March 31,
	2010	2010	2010	2010	2011	2011
	(dollars in thousands, except per unit or per share data)
Net revenues	$160,292	$156,651	$316,943	$311,137	$311,095	$622,232

Gross margin	2,077	3,958	6,035	19,664	19,536	39,200

Net income (loss)	(1,443)	(1,117)	(2,560)	6,056	6,623	12,679

Net income (loss) to limited partners or parent equity	(1,414)	(1,101)	(2,515)	6,050	6,616	12,666

Earnings per common share, basic and diluted	(72.60)	(55.86)	(128.46)

Earnings per unit, basic and diluted-
Common units				0.55	0.61	1.16
Subordinated units				—	—	—

Weighted average common shares outstanding- basic	19,711	19,711	19,711
Weighted average common shares outstanding- diluted	19,711	19,711	19,711

Weighted average units outstanding - basic and diluted				10,933,568	10,933,568	10,933,568

	Year Ended March 31, 2010
	NGL Supply
					Total
	Quarter Ended				Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2009	2009	2009	2010	2010
	(dollars in thousands, except per share data)
Net revenues	$95,392	$102,935	$237,497	$299,682	$735,506

Gross margin	2,717	3,539	11,393	9,642	27,291

Net income (loss)	(788)	(268)	4,210	476	3,630

Net income (loss) to parent equity	(785)	(264)	4,214	471	3,636

Earnings per common share-
Basic	(41.73)	(15.15)	213.28	22.34	178.75
Diluted	(41.73)	(15.15)	210.74	22.08	176.61

Weighted average common shares outstanding- basic	19,603	19,603	19,603	19,603	19,603
Weighted average common shares outstanding- diluted	19,840	19,840	19,840	19,840	19,840

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	—

Contribution, Purchase and Sale Agreement dated as of September 30, 2010 by and among Hicks Oils & Hicksgas, Incorporated, Hicksgas Gifford, Inc., Gifford Holdings, Inc., NGL Supply, Inc., NGL Holdings, Inc., the other stockholders of NGL Supply, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, Silverthorne Energy Holdings LLC and Silverthorne Energy Partners LP (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.1	—	Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)
3.2	—

Certificate of Amendment to Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.3	—	Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-35172) filed on May 17, 2011)
3.4	—	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)
3.5	—

Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.6	—

First Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1(File No. 333-172186) filed on May 4, 2011)

4.1	—

Registration Rights Agreement dated April 28, 2011 by and among Silverthorne Energy Partners LP, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1(File No. 333-172186) filed on May 4, 2011)

10.1+	—	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35172) filed on May 17, 2011)
10.2+	—

Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

10.3	—

Credit Agreement dated October 14, 2010 by and among Silverthorne Operating LLC, NGL Supply, LLC, Hicksgas, LLC, NGL Supply Retail, LLC, NGL Supply Wholesale, LLC, and NGL Supply Terminal Company, LLC, as joint and several borrowers, Silverthorne Energy Partners LP and certain subsidiaries of Silverthorne Energy Partners LP as guarantors, each of the financial institutions party thereto, Wells Fargo Bank, National Association, as agent for the financial institutions, and Wells Fargo Securities, LLC, BNP Paribas Securities Corp. and Harris N.A. as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on March 22, 2011)

10.4	—

Waiver and First Amendment to Credit Agreement and Pledge and Security Agreement dated January 27, 2011 by and among Silverthorne Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-172186) filed on March 22, 2011)

10.5	—

Waiver and Second Amendment to Credit Agreement dated February 10, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File

Exhibit Number		Description
No. 333-172186) filed on March 22, 2011)
10.6	—

Joinder and Third Amendment to Credit Agreement dated February 11, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on March 22, 2011)

10.7	—

Joinder and Fourth Amendment to Credit Agreement dated April 1, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 28, 2011)

10.8	—

Storage Space Lease by and between Phillips Petroleum Company and NGL Supply, Inc. dated November 7, 2002 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1(File No. 333-172186) filed on May 4, 2011)

10.9	—

Agreement Relating to Redemption of Common Units in Connection with the Underwriters’ Option to Purchase Additional Common Units with Respect to the Initial Public Offering of NGL Energy Partners LP by and among NGL Energy Partners LP, NGL Energy Holdings LLC, and each of Atkinson Investors, LLC, Infrastructure Capital Management, LLC, Hicks Oils & Hicksgas, Incorporated, Krim2010, LLC, NGL Holdings, Inc., Stanley A. Bugh, David R. Eastin, Robert R. Foster, Craig S. Jones, Mark McGinty, Brian K. Pauling, Stanley D. Perry, Daniel Post, Sharra Straight and Stephen D. Tuttle, effective as of May 9, 2011 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1(File No. 333-172186) filed on May 9, 2011)

21.1	—	List of Subsidiaries of NGL Energy Partners LP
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

+              Management contracts or compensatory plans or arrangements.