Form 10-Q
period 2011-06-30
NGL Energy Partners LP
filed 2011-08-15
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2011, there were 8,864,222 common units and 5,919,346 subordinated units issued and outstanding.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this quarterly report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•                                          the prices and market demand for propane;

•                                          energy prices generally;

•                                          the price of propane compared to the price of alternative and competing fuels;

•                                          the general level of petroleum product demand and the availability of propane supplies;

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

•                                          availability of local, intrastate and interstate transportation infrastructure;

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

•                                          the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired assets and businesses;

•                                          changes in laws and regulations to which we are subject, including tax, environmental, transportation and employment regulations or new interpretations by regulatory agencies concerning such laws and regulations; and

•                                          the costs and effects of legal and administrative proceedings.

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this quarterly report. Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks described under “Item 1A — Risk Factors” of this quarterly report and “Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2011.

PART I

Item 1.                     Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2011 and March 31, 2011

(U.S. Dollars in Thousands)

	June 30,	March 31,
	2011	2011
		(Note 3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,721	$16,337
Accounts receivable - trade, net of allowance for doubtful accounts of $190 and $161, respectively	48,083	44,346
Accounts receivable - affiliates	295	—
Inventories	53,121	12,697
Product exchanges	416	427
Prepaid expenses and other current assets	2,487	3,683
Total current assets	113,123	77,490

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $4,056 and $2,871, respectively	65,706	66,020
GOODWILL	8,568	8,568
INTANGIBLE ASSETS, net of accumulated amortization of $2,292 and $1,558, respectively	11,271	11,755
Total assets	$198,668	$163,833

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$49,315	$37,244
Accrued expenses and other payables	5,117	3,711
Product exchanges	7,423	1,045
Advance payments received from customers	15,545	7,714
Current maturities of long-term debt	1,830	830
Total current liabilities	79,230	50,544

LONG-TERM DEBT, net of current maturities	10,376	65,541
OTHER NON-CURRENT LIABILITIES	370	395

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY, per accompanying statement:
General Partner — 0.1% interest; 14,799 and 10,945 notional units outstanding, respectively	146	72
Limited Partners — 99.9% interest —
Common units — 8,864,222 and 10,933,568 units outstanding, respectively	86,545	47,225
Subordinated units — 5,919,346 and no units outstanding, respectively	21,940	—
Accumulated other comprehensive income —
Foreign currency translation	61	56
Total partners’ equity	108,692	47,353
Total liabilities and partners’ equity	$198,668	$163,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2011 and 2010

(U.S. Dollars in Thousands, except per unit and per share amounts)

	NGL Energy Partners LP	NGL Supply, Inc.
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
REVENUES:
Retail propane	$12,852	$2,142
Wholesale supply and marketing	177,497	157,734
Midstream	497	416
Total Revenues	190,846	160,292

COST OF SALES:
Retail propane	8,106	1,356
Wholesale supply and marketing	177,769	156,766
Midstream	98	93
Total Cost of Sales	185,973	158,215

Gross Margin	4,873	2,077

OPERATING COSTS AND EXPENSES:
Operating	7,142	2,564
General and administrative	2,036	1,105
Depreciation and amortization	1,377	715
Operating Loss	(5,682)	(2,307)

OTHER INCOME (EXPENSE):
Interest income	126	41
Interest expense	(1,301)	(72)
Other, net	85	105
Loss Before Income Taxes	(6,772)	(2,233)

INCOME TAX BENEFIT	—	790

Net Loss	(6,772)	(1,443)

Net Loss Allocated to General Partner	7

Net Loss Attributable to Noncontrolling Interest		29

Net Loss Allocable to Limited Partners or Attributable to Parent Equity	$(6,765)	$(1,414)

Basic and Diluted Earnings Per Common Unit or Share	$(0.53)	$(72.60)

Basic and Diluted Earnings per Subordinated Unit	$(0.53)

Basic Weighted average units outstanding:
Common	9,883,342
Subordinated	2,927,149

Weighted average common shares outstanding:
Basic		19,711
Diluted		19,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

Three Months Ended June 30, 2011 and 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP	NGL Supply, Inc.
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2011	2010

Net loss	$(6,772)	$(1,443)
Other comprehensive income net of tax:
Change in foreign currency translation adjustment	5	17

Comprehensive loss	$(6,767)	$(1,426)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Equity

Three Months Ended June 30, 2011

(U.S. Dollars in Thousands)

		Limited		Limited		Accumulated
		Partners		Partners		Other	Total
	General	Common		Subordinated		Comprehensive	Partners’
	Partner	Units	Amount	Units	Amount	Income	Equity
BALANCES, MARCH 31, 2011	$72	10,933,568	$47,225	—	$—	$56	$47,353
Distribution to partners ($0.35 per unit)	(4)	—	(3,846)	—	—	—	(3,850)
Conversion of common units to subordinated units	—	(5,919,346)	(23,485)	5,919,346	23,485	—	—
Sale of units in public offering, net	—	4,025,000	75,289	—	—	—	75,289
Repurchase of common units	—	(175,000)	(3,418)	—	—	—	(3,418)
General partner contribution	85	—	—	—	—	—	85
Net loss	(7)	—	(5,220)	—	(1,545)	—	(6,772)
Foreign currency translation adjustment	—	—	—	—	—	5	5
BALANCES, June 30, 2011	$146	8,864,222	$86,545	5,919,346	$21,940	$61	$108,692

The accompanying notes are an integral part of this condensed consolidated financial statement.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended June 30, 2011 and 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP	NGL Supply, Inc.
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(6,772)	$(1,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,930	915
Deferred income tax benefit	—	(790)
Bad debt provision	46	2
Commodity derivative loss	29	232
Other	(7)	(48)
Changes in operating assets and liabilities, net of acquisitions —
Accounts receivable	(3,783)	13,538
Inventories	(40,424)	(51,369)
Product exchanges, net	6,389	25,480
Prepaid expenses and other current assets	408	(1,523)
Accounts payable	12,071	(5,512)
Accrued expenses and other payables	(61)	(3,621)
Advance payments received from customers	7,831	12,215
Net cash used in operating activities	(22,343)	(11,924)

INVESTING ACTIVITIES:
Purchases of long-lived assets	(840)	(133)
Cash paid for acquisitions of businesses	(70)	(26)
Cash flows from commodity derivatives	2,217	285
Proceeds from sales of assets	39	61
Advances to affiliates	(204)	—
Net cash provided by investing activities	1,142	187

FINANCING ACTIVITIES:
Proceeds from sale of common units, net of offering costs	75,289	—
Repurchase of common units	(3,418)	—
Proceeds from borrowings under revolving credit facility	22,500	3,100
Payments on revolving credit facility	(76,500)	—
Payments on other long-term debt	(189)	(40)
Debt issuance costs	(251)	—
Distributions to partners ($0.35 per unit)	(3,846)	—
Preferred stock redemption	—	(3,000)
Common stock dividends ($357 per share)	—	(7,000)
Preferred stock dividends	—	(17)
Net cash provided by (used in) financing activities	13,585	(6,957)
Net decrease in cash and cash equivalents	(7,616)	(18,694)
Cash and cash equivalents, beginning of period	16,337	24,238
Cash and cash equivalents, end of period	$8,721	$5,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

Note 1 - Organization and Operations

NGL Energy Partners LP (“we” or the “Partnership”) is a Delaware limited partnership formed in September  2010 to own and, through its subsidiaries, operate retail and wholesale propane and other natural gas liquids businesses that historically were owned and operated by NGL Supply, Inc. (“NGL Supply”), Hicks Oils and Hicksgas, Incorporated (“HOH”) and Hicksgas Gifford, Inc. (“Gifford”). We refer to HOH and Gifford collectively as “Hicksgas.” We had no operations prior to September 30, 2010.

NGL Supply was determined to be the acquirer in our formation transactions effected in October 2010. NGL Supply was organized on July 1, 1985 as a successor to a company founded in 1967, and was a diversified, vertically integrated provider of propane services including retail propane distribution; wholesale supply and marketing of propane and other natural gas liquids; and midstream operations consisting of propane terminal operations and services. As discussed in Note 3, in October 2010, we also acquired the retail propane businesses of Hicksgas located in Indiana and Illinois.

Our retail propane operations sell propane and propane-related products and services to residential, commercial and agricultural customers in Indiana, Illinois, Kansas and Georgia.

Our wholesale supply and marketing operations provide propane and other natural gas liquids to customers at open-access terminals throughout the common carrier pipeline systems in the Mid-Continent, Gulf Coast and Northeast regions of the United States. Our wholesale supply and marketing services include shipping and maintaining storage on these pipeline systems and supplying customers through terminals, refineries, third-party and leased tank cars and truck terminals. Our wholesale customers include various refineries, multistate marketers ranging in size from national and regional distribution companies to medium and small independent propane companies located throughout the country.

In our midstream segment, we provide propane terminal services to customers through our three proprietary terminals located in East St. Louis, Illinois; Jefferson City, Missouri; and St. Catharines, Ontario, Canada.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements as of and for the three months ended June 30, 2011 include our accounts and all of our direct and indirect subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The condensed consolidated financial statements for the three months ended June 30, 2010 represent the financial statements of NGL Supply.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include all adjustments that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended March 31, 2011, included in our Annual Report on Form 10-K. Due to the seasonal nature of our operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 of the Notes to Consolidated Financial Statements in our audited consolidated financial statements for the year ended March 31, 2011 included in our Annual Report on Form 10-K.

Revenue Recognition

Our revenue is primarily generated by the sale of propane and other natural gas liquids and propane-related parts, fittings and appliances in the United States and by services and rentals provided by our retail propane, wholesale supply and marketing, and terminal operations in the United States and Canada.

We accrue our revenues from propane and other natural gas liquids sales and propane-related sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser or installation of the appliance or rental equipment. We record our terminalling, storage and propane service revenues at the time the service is performed and tank and other rentals over the term of the lease. We record product purchases at the time title to the product transfers to us, which typically occurs upon receipt of the product. We present revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, on a net basis.

We consider two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, as a single arrangement on a combined basis. Our buy/sell transactions are netted against each other on the consolidated statements of operations with no effect on net income.

Fair Value Measurements

We apply fair value measurements to certain assets and liabilities, principally our commodity and interest rate derivative instruments and assets and liabilities acquired in a business combination. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. GAAP requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above.

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•                                          Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. We did not have any fair value measurements categorized as Level 1 at June 30, 2011 or March 31, 2011.

•                                          Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements. All of our derivative financial instruments and our product exchange assets and liabilities were categorized as Level 2 at June 30, 2011 and March 31, 2011 (see Note 11). We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

•                                          Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments or other assets or liabilities categorized as Level 3 at June 30, 2011 or March 31, 2011.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the periods indicated:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$785	$99
Income taxes paid	$—	$—

Cash flows from commodity derivative instruments that are not accounted for as hedges are classified as cash flows from investing activities in the consolidated statements of cash flows.

Account Details

Inventories consist of the following:

	June 30, 2011	March 31, 2011
	(in thousands)
Propane	$49,598	$9,529
Other	3,523	3,168
	$53,121	$12,697

Recent Accounting Developments

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS represent accounting standards published by the International Accounting Standards Board (the “IASB”), which is based in London, England. In February 2010, the SEC expressed its continuing support for a single set of high-quality globally accepted accounting standards and established a general work plan that sets forth areas and factors the SEC will consider before requiring domestic public companies to transition to IFRS. Currently, the Financial Accounting Standards Board (the “FASB”) and the IASB are working individually and jointly on a number of accounting standard convergence projects that, if finalized in 2011, would bring about a significant shift in the accounting and financial reporting landscape. These projects include a broad range of topics such as financial statement presentation, accounting for leases, revenue recognition, financial instruments, consolidations and fair value measurements.

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

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

may have on our financial statements once this information is finalized by the appropriate standard setting organizations, including the SEC.

Note 3 — Acquisitions

As discussed in Note 1, we purchased the retail propane operations of Hicksgas in October 2010 as part of our formation transactions. The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values, in the acquisition of the retail propane businesses of Hicksgas described above (in thousands):

		Estimated
	Final	Allocation as of
	Allocation	March 31, 2011	Revision
Accounts receivable	$5,669	$6,156	$(487)
Inventory	6,182	6,229	(47)
Prepaid expenses and other current assets	2,600	2,604	(4)
	14,451	14,989	(538)
Property, plant, and equipment:
Land	2,666	—	2,666
Tanks and other retail propane equipment (15 year life)	23,016	22,213	803
Vehicles (5 year life)	6,599	6,173	426
Buildings (30 year life)	7,053	6,241	812
Office equipment (5 year life)	523	1,264	(741)
Amortizable intangible assets:
Customer relationships (15 year life)	2,170	3,278	(1,108)
Non-compete agreements (5 year life)	550	868	(318)
Tradenames (indefinite-life intangible asset)	830	—	830
Goodwill (Retail propane segment)	3,716	7,756	(4,040)
Total assets acquired	61,574	62,782	(1,208)

Accounts payable	1,837	2,777	(940)
Customer advances and deposits	12,089	12,063	26
Accrued and other current liabilities	2,152	2,203	(51)
	16,078	17,043	(965)

Long-term debt	5,768	5,768	—
Other long-term liabilities	274	517	(243)
Total liabilities assumed	22,120	23,328	(1,208)

Net assets acquired	$39,454	$39,454	$—

The total Hicksgas acquisition cost was allocated based on the estimated fair value of the assets acquired and liabilities assumed, based primarily on an independent appraisal completed in July 2011. The revisions indicated above were recorded during the three months ended June 30, 2011, on a retrospective basis as an adjustment to the March 31, 2011 carrying amounts. The impact of such revisions on net income for prior periods was not significant.

Goodwill was warranted because these acquisitions enhance our current retail propane operations. We expect all of the goodwill acquired to be deductible for income tax purposes (see Note 8). We do not believe that the acquired intangible assets have any significant residual value at the end of their useful life.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

The total acquisition cost was $39.5 million, consisting of cash of approximately $17.2 million and the issuance of 4,154,757 common units valued at approximately $22.3 million. The units issued to the shareholders of HOH in the formation transaction were valued at $5.37 per unit, the price paid for common units issued in our formation.

Pro Forma Results of Operations

The operations of Hicksgas have been included in our statements of operations since they were acquired in October 2010. The following unaudited pro forma consolidated results of operations for the three months ended June 30, 2010 are presented as if the Hicksgas acquisitions had been made, and our initial public offering, unit split and unit conversion (see Note 10) had been completed, on April 1, 2010. The pro forma earnings per unit are based on the common and subordinated units outstanding as of June 30, 2011.

Three Months Ended
June 30,
2010
(in thousands)
Revenues	$167,524
Net loss	(5,385)
Limited partners’ interest in net loss	(5,379)
Basic and diluted earnings per Common Unit	(0.36)
Basic and diluted earnings per Subordinated Unit	(0.36)

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of intangible assets, use of the proceeds from our offering to pay debt issued to finance the acquisition and certain other adjustments. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the period presented or the future results of the combined operations.

Note 4 — Earnings per Common Unit or Common Share

Our earnings per common and subordinated unit or per share of common stock for the periods indicated below were computed as follows:

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011	2010
	(dollars in thousands,
	except per unit or share amounts)
Earnings per Limited Partner Unit or Common Stock:
Net loss or net loss to the parent equity	$(6,772)	$(1,414)
Loss allocable to general partner	7
Preferred stock dividends		(17)

Net loss allocable to limited partners or common shareholders	$(6,765)	$(1,431)

Weighted average common units or common shares outstanding - Basic and Diluted	9,883,342	19,711

Weighted average subordinated units outstanding - Basic and Diluted	2,927,149

Earnings per common unit or common share - Basic and Diluted	$(0.53)	$(72.60)

Earnings per subordinated unit - Basic and Diluted	$(0.53)

In the computation of earnings per common share of NGL Supply for the three months ended June 30, 2010, the impact of the outstanding stock options prior to exercise (approximately 237 shares) has not been included in the diluted earnings per share computation because the effect would be anti-dilutive.

Note 5 - Property, Plant and Equipment

Our property, plant and equipment, net of depreciation, consists of the following as of the dates indicated:

	June 30,	March 31,
Description and Useful Life	2011	2011
	(in thousands)
Terminal assets (30 years)	$18,948	$18,933
Retail propane equipment (5-15 years)	30,784	30,360
Vehicles (5 years)	7,867	7,666
Information technology equipment (3 years)	727	678
Buildings (30 years)	7,080	7,053
Land (nondepreciable) and other (3-7 years)	4,356	4,201
	69,762	68,891
Less: Accumulated depreciation	4,056	2,871
Net property, plant and equipment	$65,706	$66,020

Depreciation expense was $1,195,000 and $515,000 for the three months ended June 30, 2011 and 2010, respectively.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

Note 6 — Goodwill and Intangible Assets

The changes in the balance of goodwill during the three months ended June 30, 2011 were as follows (in thousands):

Balance, March 31, 2011, as previously reported	$12,608
Revision to allocation of Hicksgas acquisition	(4,040)
Balance, March 31, 2011 and June 30, 2011	$8,568

Goodwill by segment is as follows:

	June 30,	March 31,
	2011	2011
	(in thousands)
Retail propane	$6,534	$6,534
Wholesale supply and marketing	2,034	2,034
	$8,568	$8,568

Our intangible assets consist of the following as of the dates indicated:

		June 30, 2011		March 31, 2011
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortizable —
Supply and storage agreements	8 years	$1,802	$600	$1,802	$400
Customer lists	8-10 years	2,033	229	2,033	154
Customer relationships	15 years	2,170	108	2,170	200
Non-compete agreements	2-6 years	1,550	438	1,550	239
Debt issuance costs	4 years	5,178	917	4,928	565
Total amortizable		12,733	2,292	12,483	1,558

Non-Amortizable —
Trade names	Indefinite	830	—	830	—
Total		$13,563	$2,292	$13,313	$1,558

Expected amortization of our amortizable intangible assets is as follows (in thousands):

Year Ending March 31,
2012 (nine months)	$2,237
2013	2,527
2014	1,902
2015	1,308
2016	607
Thereafter	1,860
$10,441

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

Amortization expense was as follows:

	Three Months Ended June 30,
Recorded in	2011	2010
	(in thousands)
Cost of sales	$200	$200
Depreciation and amortization	182	200
Interest expense	352	22
	$734	$422

Note 7 - Long-Term Debt

Our long-term debt consists of the following:

	June 30,	March 31,
	2011	2011
	(in thousands)
Revolving credit facility —
Acquisition loans	$—	$65,000
Working capital loans	11,000	—
Other notes payable	1,206	1,371
	12,206	66,371
Less - current maturities	1,830	830
Long-term debt	$10,376	$65,541

Revolving Credit Facility

We and our subsidiaries have a $200.0 million credit agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement provides for a total credit facility of $200.0 million, consisting of a $50.0 million working capital facility and a $150.0 million acquisition facility. Borrowings under the working capital facility are subject to a defined borrowing base. The working capital facility allows for letter of credit advances of up to $50.0 million and swingline loans of up to $5.0 million. Substantially all of our assets are pledged as collateral under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated EBITDA for the period of the four fiscal quarters most recently ended. Interest is payable quarterly. Interest rates vary at LIBOR plus 3% to 3.75% for any LIBOR borrowings (LIBOR plus 3.5% at June 30, 2011) or the bank’s prime rate plus 2% to 2.75% for any base rate borrowings (prime plus 2.5% at June 30, 2011), in each case depending upon the leverage ratio. We are also required to pay a 0.5% commitment fee on the average unused commitment.

Our revolving credit facility further indicates that our “leverage ratio” cannot exceed 4.0 to 1.0 at any quarter end. At June 30, 2011, our ratio of total funded debt to consolidated EBITDA was .061 to 1.

During the three months ended June 30, 2011, we had a maximum borrowing under our working capital facility of approximately $11.5 million and an average borrowing of $2.5 million. The weighted average interest rate of our working capital facility during the three months ended June 30, 2011 was 5.08% and the interest rate at June 30, 2011 was 5.75%.

The Credit Agreement has a final maturity on October 14, 2014. Once a year, between March 31 and September 30, we must prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to less than $10.0 million for 30 consecutive days. In May 2011, we repaid the $65.0 million advances under our acquisition facility using the proceeds from our initial public offering (see Note 10).

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

Our revolving credit facility includes customary events of default. At June 30, 2011, we were in compliance with all debt covenants to our revolving credit facility. Our revolving credit facility also contains various covenants limiting our ability to (subject to certain exceptions), among other things:

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

•                                          change the nature of the business or name or place of business of any of the Credit Parties without approval;

•                                          pay dividends or make distributions if we are in default under the revolving credit facility or in excess of available cash; and

•                                          prepay, redeem, defease or otherwise acquire any permitted subordinated debt or make certain amendments to permitted subordinated debt.

Other Notes Payable

The other notes payable of approximately $1.2 million mature as follows (in thousands):

Year Ending March 31,
2012 (nine months)	$664
2013	452
2014	90
$1,206

Note 8 - Income Taxes

We qualify as a partnership for income taxes. As such, we will not pay any U.S. Federal income tax. Rather, each owner will report their share of our income or loss on their individual tax returns. Accordingly, no income tax provision has been recorded for the three months ended June 30, 2011. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information regarding each partner’s basis in the Partnership.

As a publicly-traded partnership, we are allowed to have non-qualifying income only up to a total of 10% of our gross income and not be subject to taxation as a corporation. During the three months ended June 30, 2011, we formed a taxable corporate subsidiary and transferred to such subsidiary certain assets and operations that represent “non-qualifying income” for a partnership. As a result, our taxable subsidiary will be subject to income taxes related to the taxable income generated by its operations.

During the three month period ended June 30, 2011, our corporate subsidiary realized a net operating loss of approximately $44,000. We provided a full valuation allowance of $17,000 against the tax benefit of the operating loss carryforward as of June 30, 2011. Based on the operations to date, we believe it is likely that the subsidiary will not have sufficient future taxable income to utilize the operating loss carryforward. We will continue to evaluate whether the valuation allowance is required as we obtain more operating history for the operations contributed to the taxable subsidiary.

NGL Supply’s tax provision for the three month period ended June 30, 2010 was computed using the expected annual effective tax rate which differs from the statutory rate due to the effect of state income taxes. The

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

components of the income tax provision of NGL Supply are as follows for the three months ended June 30, 2010 (in thousands):

Current expense:
Federal	$—
State	—
Total	—

Deferred expense (benefit):
Federal	(790)
State	—
Total	(790)
Total income tax expense (benefit)	$(790)

Effective tax rate	35.4%

Note 9 - Commitments and Contingencies

Litigation

We are involved in claims and legal actions arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position and results of operations.

Obligations Under Propane Asset Purchase and Sale Agreement

In connection with the purchase of certain propane assets from ConocoPhillips, NGL Supply executed the following agreements in November 2002:

Propane Business Operating & Maintenance Agreement. The Propane Business Operating & Maintenance Agreement specifies that ConocoPhillips will continue to operate the propane assets for us and provides for the payment for such services as well as the payment for the utilization of certain common facilities, as defined. The agreement has a primary term of ten years from November 7, 2002, and provides for an extension for a five-year period, to be continued on a year-by-year basis. We have the ability to terminate the agreement with written notice by August 1 of the calendar year preceding the year we would terminate the agreement.

We are obligated to pay a fixed monthly operating fee plus a utility service fee which varies based on usage and all direct costs incurred by ConocoPhillips related to the propane assets. The initial monthly operating fee was $25,000, which consisted of a labor charge of $15,000 plus a non-labor charge of $10,000. During the ten-year primary term, the labor charge component increases at a rate of 2.5% per year, and during the five-year extension, the labor charge component is increased at an amount appropriate in the circumstances based on ConocoPhillips’ actual labor and benefit costs. The non-labor component was fixed for a term of two years, but thereafter was to be adjusted for every two-year period based on ConocoPhillips’ actual costs of operating our propane assets. The total operating fee charged to cost of sales on the consolidated statements of operations, including the charge for the utility service fee and propane asset direct charges, was as follows (in thousands):

	2011	2010
Three months ended June 30	$87	$86

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

The total minimum monthly fee as of June 30, 2011 is approximately $30,000. During the remaining term of the primary ten-year period and the five-year extension, the estimated minimum annual commitments for the Propane Business Operating & Maintenance Agreement for the remainder of the year ending March 2012 and the years ending March 31, 2012 through March 31, 2016 are as follows (in thousands):

Year Ending March 31,
2012 (nine months)	$272
2013	364
2014	370
2015	376
2016	382

Propane Supply Agreement. This agreement was executed in order to provide us with a constant supply of propane for our business. The agreement is for a primary term of ten years, and may be extended for an additional five-year period, then continuing on a year-by-year basis.

The agreement specifies that we may purchase a specified volume of propane per week from ConocoPhillips. The price we will pay is an average of the published daily propane spot price at Conway, Kansas plus a location differential equal to published pipeline tariffs and, for the ten-year primary period, less a specified discount which varies depending upon the location of purchase. The charge for such propane purchases is included in cost of sales on our consolidated statements of operations.

Storage Space Lease. NGL Supply executed a propane storage space lease with ConocoPhillips for storage at its Borger, Texas storage facility. The storage agreement provides for a level of up to 850,000 barrels of propane at any one time, and expires on March 31, 2012.

The storage agreement requires a specified minimum storage payment which varies by year, plus additional charges to the extent we had more than the designated 850,000 barrels in storage at any time. The total lease charge recorded in cost of sales on our consolidated statements of operations was as follows (in thousands):

	2011	2010
Three months ended June 30	$108	$108

As of June 30, 2011, the monthly storage charge is approximately $36,000. The estimated future annual storage charge will be approximately $0.3 million during the remainder of the year ending March 31, 2012.

Other Operating Leases

We have executed various noncancelable operating lease agreements for office space, underground propane storage, trucks, real estate, equipment and bulk propane storage tanks. Rental expense relating to operating leases was as follows (in thousands):

	2011	2010
Three months ended June 30	$681	$151

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

Future minimum lease payments at June 30, 2011, are as follows (in thousands):

Year Ending March 31,
2012 (nine months)	$2,045
2013	2,767
2014	2,766
2015	2,698
2016	2,635
$12,911

Sales and Purchase Contracts

We have entered into sales and purchase contracts for propane and other natural gas liquids to be delivered in future periods. These contracts require that the parties physically settle the transactions with natural gas liquid inventory. At June 30, 2011, we had fixed-price outstanding sales contracts of approximately $92.6 million (approximately 61.4 million gallons) and fixed-price outstanding purchase contracts of approximately $111.4 million (approximately 78.2 million gallons). These contracts have terms that expire at various dates through March 31, 2013.

Note 10 — Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner equity and a 99.9% limited partner equity. Limited partner equity consists of common and subordinated units. The limited partner units share equally in the allocation of income or loss. The principal difference between common and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.

When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and all common units thereafter will no longer be entitled to arrearages.

Our general partner is not obligated to make any additional capital contributions or guarantee any of our debts or obligations.

Initial Public Offering

During May 2011, we sold a total of 4,025,000 common units (including the exercise by the underwriters of their option to purchase additional common units from us) in our initial public offering at $21 per unit. Our proceeds from the sale of 3,850,000 common units of approximately $72.0 million, net of total offering costs of approximately $9.0 million, were used to repay advances under our acquisition credit facility and for general partnership purposes. Proceeds from the sale of 175,000 common units ($3.4 million) from the underwriters’ exercise of their option to purchase additional common units from us were used to redeem 175,000 of the common units outstanding prior to our initial public offering.

Unit Split and Conversion of Common Units to Subordinated Units

On May 11, 2011, we:

•                                          Effected a 3.7219 to one split of our common units. All unit and per-unit information herein has been adjusted to reflect after-split information, and

•                                          Converted 5,919,346 of our common units to subordinated units.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

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

The general partner will also receive, in addition to distributions on its 0.1% general partner interest, additional distributions based on the level of distributions to the limited partners. These distributions are referred to as “incentive distributions.”

During the three months ended June 30, 2011, we distributed a total of $3.85 million ($0.35 per common and general partner notional unit) to our unitholders of record as of March 31, 2011. Subsequent to June 30, 2011, we declared a distribution of $0.1669 per unit to unitholders of record on August 3, 2011, which was paid on August 12, 2011. This represents a pro rata distribution of our minimum quarterly distribution for the period from the closing date of our initial public offering (May 17, 2011) through June 30, 2011.

Note 11 — Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair value due to their short-term nature. The carrying amounts of our variable-rate debt obligations reasonably approximate their fair value due to their variable interest rates on substantially all of the debt and there have been no changes in conditions from the inception of the credit facility indicating that our credit terms were not market terms.

The following table presents the estimated fair value measurements of our assets and liabilities carried at fair value in our condensed consolidated financial statements at the dates indicated:

		June 30, 2011		March 31, 2011
Item	Recorded As	Level 1	Level 2	Level 1	Level 2
			(in thousands)
Assets:
Commodity derivatives	Prepaid Expenses	$—	$—	$—	$783
Product exchanges	Product Exchanges	—	416	—	427

Liabilities:
Product exchanges	Product Exchanges	—	7,423	—	1,045
Interest rate derivatives	Accrued Liabilities	—	277	—	293
Commodity derivatives	Accrued Liabilities	—	1,422	—	—

We have entered into an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long term debt. This agreement converts a portion of our revolving credit facility floating rate debt into fixed rate debt on a notional amount of $8.5 million and ends on June 30, 2013. The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

the contracts are based. The floating interest rate payments under these swaps are based on three-month LIBOR rates. We do not account for these agreements as hedges.

The following table sets forth our open commodity derivative contract positions at June 30, 2011 and March 31, 2011. We do not account for these derivatives as hedges.

Underlying Propane Contracts	Period			Total Notional Units	Type	Price Per Gallon
As of June 30, 2011 -
OPIS Conway	Jan 2011	-	June 2011	25,000 BBL	Swap (Sale)	$1.15000
OPIS Conway	Feb 2011	-	June 2011	75,000 BBL	Swap (Sale)	1.16000
OPIS Conway	May 2011	-	Mar 2012	45,000 BBL	Swap (Purchase)	1.50500
OPIS Conway	May 2011	-	Mar 2012	75,000 BBL	Swap (Purchase)	1.43500
OPIS Conway	May 2011	-	June 2012	60,000 BBL	Swap (Sale)	1.26000
OPIS Conway	May 2011	-	Dec 2012	75,000 BBL	Swap (Purchase)	1.30000
OPIS Conway	June 2011	-	Mar 2012	47,000 BBL	Swap (Purchase)	1.43875
OPIS Conway	June 2011	-	Sept 2011	90,000 BBL	Swap (Sale)	1.42000
OPIS Conway	June 2011	-	Apr 2012	100,000 BBL	Swap (Sale)	1.28000
OPIS Conway	June 2011	-	Dec 2012	100,000 BBL	Swap (Purchase)	1.32250
OPIS Conway	June 2011	-	Mar 2012	15,000 BBL	Swap (Purchase)	1.36250
OPIS Conway	June 2011	-	Mar 2012	6,000 BBL	Swap (Sale)	1.47000
OPIS Mt. Belvieu	Mar 2011	-	Sept 2011	45,000 BBL	Swap (Sale)	1.43000
OPIS Mt. Belvieu	May 2011	-	Nov 2012	5,000 BBL	Swap (Purchase)	1.35500
OPIS Mt. Belvieu	June 2011	-	Dec 2011	24,000 BBL	Swap (Sale)	1.50500
OPIS Mt. Belvieu	June 2010	-	Dec 2011	4,000 BBL	Swap (Purchase)	0.98000
Janesville - MAP	June 2011	-	Dec 2011	11,905 BBL	Physical Cap (Sale)	1.62780

As of March 31, 2011 -
OPIS Conway	Nov 2010	-	Apr 2011	25,000 BBL	Swap (Sale)	1.10500
OPIS Conway	Nov 2010	-	Oct 2011	90,000 BBL	Swap (Purchase)	1.13500
OPIS Conway	Dec 2010	-	June 2011	30,000 BBL	Swap (Sale)	1.12500
OPIS Conway	Jan 2011	-	June 2011	75,000 BBL	Swap (Sale)	1.15000
OPIS Conway	Jan 2011	-	Dec 2011	75,000 BBL	Swap (Purchase)	1.20500
OPIS Conway	Jan 2011	-	Dec 2011	225,000 BBL	Swap (Purchase)	1.21375
OPIS Conway	Feb 2011	-	June 2011	225,000 BBL	Swap (Sale)	1.16000
OPIS Mt. Belvieu	Mar 2011	-	Sept 2011	45,000 BBL	Swap (Sale)	1.43000
OPIS Mt. Belvieu	June 2010	-	Dec 2011	4,000 BBL	Swap (Purchase)	0.98000

We recorded the following net gains (losses) from our commodity and interest rate derivatives during the periods indicated:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Commodity contracts -
Unrealized loss	$(2,246)	$(517)
Realized gain	2,217	285
Interest rate swaps	(278)	—
Total	$(307)	$(232)

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

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

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

Note 12 - Segments

We have three operating segments, two of which conduct their business exclusively in the United States, while our midstream terminal operations are conducted in the United States and Canada. We evaluate our operating segments’ performance based on gross margin and operating income and EBITDA. Our segments and their respective financial information are as follows:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Revenues:
Retail propane
Propane sales	$10,194	$1,754
Sales of parts and fittings and water-softeners	1,440	114
Propane service and water-softener and tank rental revenues	1,218	274
Wholesale supply and marketing
Wholesale supply sales	184,836	159,851
Storage revenues	317	328
Midstream	497	416
Elimination of intersegment wholesale supply sales	(7,656)	(2,445)
Total revenues	$190,846	$160,292

Gross Margin:
Retail propane
Propane sales	$3,214	$511
Sales of parts and fittings and water-softeners	314	1
Propane service and water-softener and tank rental revenues	1,218	273
Wholesale supply and marketing
Wholesale supply sales	(589)	640
Storage revenues	317	328
Midstream	399	324
Total gross margin	$4,873	$2,077

Depreciation and Amortization:
Retail propane	$1,067	$434
Wholesale supply and marketing	98	71
Midstream	212	210
Total depreciation and amortization	$1,377	$715

Operating Income (Loss):
Retail propane	$(3,194)	$(1,517)
Wholesale supply and marketing	(1,693)	(144)
Midstream	28	25
General and administrative expenses not allocated to segments	(823)	(671)
Total operating loss	$(5,682)	$(2,307)

Other items not allocated by segment:
Interest income	126	41
Interest expense	(1,301)	(72)
Other income, net	85	105
Income tax benefit	—	790

Net loss	$(6,772)	$(1,443)

Geographic Information for our Midstream Segment:
Revenues:
United States	$454	$382
Canada	43	34
Gross margin:
United States	356	289
Canada	43	34
Operating income (loss):
United States	97	111
Canada	(69)	(86)

Additions to property, plant and equipment including acquisitions (accrual basis):
Retail propane	$716	$139
Wholesale supply and marketing	194	—
Total	$910	$139

	June 30,	March 31,
	2011	2011
	(in thousands)
Total assets:
Retail propane	$73,655	$78,566
Wholesale supply and marketing	99,067	57,507
Midstream	18,478	19,279
Corporate	7,468	8,481
Total	$198,668	$163,833

Long-lived assets, net:
Retail propane	$58,608	$58,997
Wholesale supply and marketing	4,433	4,537
Midstream	18,242	18,446
Corporate	4,262	4,363
Total	$85,545	$86,343

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and March 31, 2011, and for the

Three Months Ended June 30, 2011 and 2010

Note 13 — Subsequent Events

On July 12, 2011, we paid $2.1 million to acquire certain retail propane operations located in Kansas in order to expand our retail propane operations. This transaction will be accounted for as a business combination, and the revenues and expenses will be recognized in our consolidated financial statements beginning on July 12, 2011. The assets acquired and liabilities assumed will be recorded based on their estimated fair values as of the acquisition date. At this time, we have not obtained all the information required to complete the determination of the fair values of the acquired assets and liabilities.

On August 12, 2011, we entered into a business combination agreement for retail propane operations in the northeastern United States for our retail propane segment. The agreement is subject to customary closing conditions, including obtaining regulatory approvals.  The combination will be funded with cash of $96 million, the issuance of 4 million new limited partner units, as well as a working capital payment for certain specified working capital items.  The combination is expected to close in early October 2011. The cash payment will be funded with advances under our revolving credit facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations as of and for the three months ended June 30, 2011. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Overview

We are a Delaware limited partnership formed in September 2010. We had no operations through September 30, 2010. As part of our formation, in October 2010, we acquired and combined the assets and operations of NGL Supply, primarily a wholesale propane and terminaling business founded in 1967, and Hicksgas, primarily a retail propane business founded in 1940. We do not have our own historical financial statements for periods prior to our formation. The financial statements of NGL Supply became our historical financial statements for all periods prior to October 1, 2010.

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

Our midstream business generates fee-based revenues derived from a cents-per-gallon charge for the transfer of propane volumes, or throughput, at our propane terminals. Our midstream business is impacted primarily by throughput volumes at our three propane terminals. Throughput volumes are impacted by weather, agricultural uses of propane and general economic conditions, all of which are beyond our control. We are able to somewhat mitigate the potential decline in throughput volumes by preselling volumes to customers at our terminals in advance of the demand period through our wholesale supply and marketing segment.

Historically, the principal factors affecting each of our businesses have been propane demand and our cost of supply, as well as our ability to maintain or expand our realized margin from our margin-based and cost-plus operations.

Seasonality

Seasonality has a significant impact on propane demand which impacts all of our segments, but the most significant impact is on our retail propane segment. A large portion of our retail propane operation is in the residential market where propane is used primarily for heating purposes. Approximately 70 - 75% of our retail propane volume is sold during the peak heating season from October through March. Seasonal volume variations also impact our wholesale supply and marketing and midstream segments. Consequently, our sales, operating profits and positive operating cash flows are generated mostly in the third and fourth quarters of each fiscal year. We have historically realized operating losses and negative operating cash flows during our first and second fiscal quarters. See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

Propane Price Fluctuations

Fluctuations in the price of propane can have a direct impact on our reported revenues and sales volumes and may affect our gross margins depending on our success of passing cost increases on to our retail propane and wholesale supply and marketing customers. At Conway, Kansas, one of our main pricing hubs, the range of low and high-spot propane prices per gallon for the periods indicated and the prices as of period end were as follows:

	Range of Conway, Kansas
	Spot Price		Spot Price
	Per Gallon		Per Gallon
For the Three Months Ended June 30:	Low	High	At Period End

2011	$1.2760	$1.4900	$1.4160
2010	0.8910	1.1260	0.8925

Historically, we have been successful in passing on price increases to our customers. We monitor propane prices daily and adjust our retail prices to maintain expected margins by passing on the wholesale costs to our customers. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

In periods of significant propane price increases we have experienced, and expect to continue to experience conservation of propane used by our customers that could result in a decline in our sales volumes, revenues and gross margins of each of our operating segments. In periods of decreasing costs, we have experienced an increase in our gross margin.

Recent Developments

The following transactions that occurred during the period since our formation in October 2010 impact the comparability of our results of operations for the three months ended June 30, 2011 and 2010:

Acquisition of Hicksgas

On October 14, 2010, we purchased the propane-related assets and assumed certain related obligations from Hicksgas for a combination of our limited partner interests and payment of approximately $17.2 million, a total consideration, including assumed liabilities, of approximately $61.6 million. Hicksgas was founded in 1940 as a retail propane operation and significantly increased its retail propane volumes through acquisitions.

New Revolving Credit Facility

On October 14, 2010, we entered into a revolving credit facility with a group of lenders. The revolving credit facility, as amended in January, February, April, and May 2011, provides for a total credit facility of $200.0 million, represented by a $50.0 million working capital facility and a $150.0 million acquisition facility. Borrowings under the working capital facility are subject to a defined borrowing base. See “—Liquidity, Sources of Capital and Capital Resource Activities” for further discussion.

Initial Public Offering

During May 2011, we sold a total of 4,025,000 common units (including exercise by the underwriters of their option to purchase additional common units from us) in our initial public offering at $21 per unit. Our proceeds from the sale of 3,850,000 common units of approximately $72.0 million, net of total offering costs of approximately $9.0 million, were used to repay advances under our acquisition credit facility and for general partnership purposes. Proceeds from the sale of 175,000 common units ($3.4 million) from the underwriters’ exercise of their option to purchase additional common units from us were used to redeem 175,000 of the common units outstanding prior to our initial public offering.

Consolidated Results of Operations

The following table summarizes our historical consolidated statements of operations for the three months ended June 30, 2011, and NGL Supply’s consolidated statements of operations for the three months ended June 30, 2010.

	Three Months Ended June 30,
	NGL Energy Partners LP	NGL Supply, Inc.
	2011	2010
	(in thousands)
Operating revenues	$190,846	$160,292
Cost of sales	185,973	158,215
Gross margin	4,873	2,077
Operating and general and administrative expenses	9,178	3,669
Depreciation and amortization	1,377	715
Operating loss	(5,682)	(2,307)
Interest expense	(1,301)	(72)
Interest and other income	211	146
Loss before income taxes	(6,772)	(2,233)
Benefit for deferred income taxes	—	790
Net loss	(6,772)	(1,443)
Net loss allocated to General Partner	68
Net loss attributable to non-controlling interests		29
Net loss allocated to Limited Partners or net loss attributable to Parent Equity	$(6,704)	$(1,414)

All information herein related to the three months ended June 30, 2010 represents the results of operations of NGL Supply.

See the detailed discussion of revenues, cost of sales, gross margin, operating expenses, general and administrative expenses, depreciation and amortization and operating income by operating segment below.

Set forth below is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

Interest Expense

Our interest expense consists of interest on borrowings under a revolving credit facility, letter of credit fees and amortization of debt issuance costs. See Note 7 to our condensed consolidated financial statements included elsewhere in this interim report for additional information on our long-term debt. The increase in interest expense during the periods presented is due to increases in the average outstanding total debt balance, the average interest rate, amortization of debt issuance costs and letter of credit fees as follows (dollars in thousands):

			Average
	Letter of	Amortization	Total Debt	Average
	Credit	of Debt Issuance	Balance	Interest
	Fees	Costs	Outstanding	Rate
Three Months Ended June 30,
2011	$108	$352	$36,824	4.97%
2010	10	22	7,015	3.47%

The increased levels of debt outstanding during the three months ended June 30, 2011 are due to borrowings to finance the acquisition of Hicksgas.

Interest and Other Income

Our non-operating other income consists of the following:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Interest income	$126	$41
Other	85	105
	$211	$146

Income Tax Provision

The income tax provision of NGL Supply fluctuates based on the level of realized pretax income. As a percentage of pretax income, the variance from the expected or statutory rate of 35% is due to the effects of state income taxes and a valuation allowance recorded each period related to the losses incurred by the propane terminal in St. Catharines, Ontario, which we refer to as Gateway, which NGL Supply owned 70% through September 30, 2010.

Non-Controlling Interests

Non-controlling interests represent the 30% of Gateway NGL Supply did not own through September 30, 2010. The operations of Gateway have historically resulted in net losses.

Non-GAAP Financial Measures

The following tables reconcile net loss or net loss to parent equity to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures, for the periods indicated:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
EBITDA:
Net loss or net loss to parent equity	$(6,772)	$(1,414)
Benefit for income taxes	—	(790)
Interest expense	1,301	72
Depreciation and amortization	1,577	915
EBITDA	$(3,894)	$(1,217)
Unrealized loss on derivative contracts	2,246	517
Adjusted EBITDA	$(1,648)	$(700)

We define EBITDA as net income (loss) or net income (loss) attributable to parent equity, plus income taxes, interest expense and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding the unrealized gain or loss on derivative contracts, the gain or loss on the disposal of assets and share-based compensation expenses. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other entities.

Segment Operating Results for the Three Months Ended June 30, 2011 and 2010

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to the historical results of operations of NGL Supply for the periods presented due to the following reasons:

•

At June 30, and March 31, 2011, and for the three month period ended June 30, 2011, our retail propane operations included the retail propane operations that we acquired from Hicksgas in the formation transactions in October 2010. The historical results of operations of NGL Supply for the three months ended June 30, 2010 do not include these acquired operations.

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

Our results of operations are significantly impacted by seasonality, primarily due to the increase in volumes of propane sold by our retail and wholesale segments during the peak heating season of October through March, as well as the increase in terminal throughput volumes during the heating season. In addition, propane price fluctuations can have a significant impact on our sales volumes in all of our segments. As a result of our business combination with NGL Supply and Hicksgas in October 2010 and the impact of seasonality, our results of operations for the three months ended June 30, 2011 are not indicative of the results we would anticipate for a full fiscal year, and are not comparable to the results of operations of NGL Supply for the three months ended June 30, 2010.

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the three months ended June 30, 2011, and 2010, respectively:

			Change Resulting From
			Acquisition	Change in
	Three Months Ended June 30,		of	Pre-Existing Business
Segment	2011	2010	Hicksgas	Volume	Percentage
	(gallons in thousands)
Retail propane	5,003	994	3,749	260	26.2%
Wholesale supply and marketing	121,144	135,236	—	(14,092)	(10.4)%
Midstream	21,004	17,585	—	3,419	19.4%
Total	147,151	153,815	3,749	(10,413)	(6.8)%

Our retail propane sales volumes for the three months ended June 30, 2011 increased approximately 4.0 million gallons over the 1.0 million gallons sold during the three months ended June 30, 2010. The principal factor resulting in the increase was the impact of our Hicksgas acquisition in October 2010. Hicksgas had approximately 3.7 million gallons of propane sales during the three months ended June 30, 2011. Propane sales of our pre-existing operations increased approximately 0.3 million gallons during the three months ended June 30, 2011, due primarily to the colder weather in Kansas and Georgia during the period as compared to the same period in 2010. Based on heating degree days, it was 19.2% colder in Georgia and 23.8% colder in Kansas during the three months ended June 30, 2011 as compared to the same period in 2010.

Sales of our wholesale supply and marketing segment decreased approximately 14.1 million gallons during the three months ended June 30, 2011 as compared to sales of 135.2 million gallons during the three months ended June 30, 2010. The principal reason for the lower sales volume is the decreased level of purchases for storage by our wholesale customers. We believe that this decline is due to the increased propane spot price during the three months ended June 30, 2011 as compared to the prices during the three months ended June 30, 2010. We believe that our wholesale customers presently see no economic incentive to store propane given the current price levels due to the concern of potential price declines similar to what occurred during the late 2008 and early 2009 time period. Those factors plus the continuing sluggish economy have resulted in a reduction of sales volume as compared to the same period in 2010.

Terminal throughput of our midstream segment increased approximately 3.4 million gallons during the three months ended June 30, 2011 as compared to throughput of 17.6 million gallons during the three months ended June 30, 2010. This increase in throughput volume is due primarily to the impact of the colder temperatures during the period as compared to the same period in 2010 as discussed above for our retail propane segment and the impact of favorable regional demand/supply variations and price factors.

Operating Income (Loss) by Segment

Our operating income (loss) by segment is as follows:

	Three Months Ended June 30,
Segment	2011	2010	Change
	(in thousands)
Retail propane	$(3,194)	$(1,517)	$(1,677)
Wholesale supply and marketing	(1,693)	(144)	(1,549)
Midstream	28	25	3
Corporate general and administrative expenses	(823)	(671)	(152)
Operating loss	$(5,682)	$(2,307)	$(3,375)

Corporate general and administrative expense increased approximately $0.2 million during the three months ended June 30, 2011 as compared to the corporate general and administrative expenses of $0.7 million during the three months ended June 30, 2010. This increase is due primarily to increased legal and auditing expenses as a result of our becoming a public company during the period.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

			Change Resulting From
			Acquisition	Change in
	Three Months Ended June 30,		of	Pre-Existing
	2011	2010	Hicksgas	Business
	(in thousands)
Propane sales	$10,194	$1,754	$7,788	$652
Parts, fittings, appliance and other sales	1,440	114	1,351	(25)
Service and rental income	1,218	273	1,023	(78)
Cost of sales - propane	(6,980)	(1,243)	(5,246)	(491)
Cost of sales - other sales	(1,126)	(113)	(1,057)	44
Gross margin	4,746	785	3,859	102

Operating expenses	6,064	1,649	4,444	(29)
General and administrative expenses	809	219	637	(47)
Depreciation and amortization	1,067	434	646	(13)
Segment operating loss	$(3,194)	$(1,517)	$(1,868)	$191

Revenues. Propane sales for the three months ended June 30, 2011 increased approximately $8.4 million during the three months ended June 30, 2011 as compared to propane sales of $1.8 million during the three months ended June 30, 2010. The principal reason for the increase in propane sales is the acquisition of Hicksgas in October 2010. Hicksgas had propane sales of $7.8 million during the three months ended June 30, 2011, consisting of approximately 3.7 million gallons at an average price of $2.08 per gallon. Excluding the impact of the Hicksgas acquisition, our propane sales increased by $0.6 million. The increased propane sales resulted from an increase of $0.4 million as a result of an increase in our sales volumes and an increase of $0.2 million as a result of the overall increase in propane prices. Overall, our average sales price for propane sales was $2.04 per gallon during the three months ended June 30, 2011 compared to $1.76 per gallon during the three months ended June 30, 2010.

Cost of Sales. Propane cost of sales for the three months ended June 30, 2011 increased approximately $5.7 million during the three months ended June 30, 2011 as compared to propane cost of sales of $1.2 million during the three months ended June 30, 2010. This increase in propane cost of sales is due primarily to the impact of the Hicksgas acquisition in October 2010. Hicksgas had total cost of propane sales of $5.2 million during the three months ended June 30, 2011, consisting of 3.7 million gallons at an average cost of $1.40 per gallon. Excluding the impact of the Hicksgas acquisition, our propane cost of sales increased approximately $0.5 million. This increase consisted of an increase of $0.3 million resulting from an increase in sales volumes and an increase of $0.2 million resulting from an increase in our cost of propane. During the three months ended June 30, 2011, our overall cost of propane was $1.40 per gallon, compared to $1.25 per gallon during the three months ended June 30, 2010.

Gross Margin. Gross margin of our retail propane operation increased approximately $4.0 million during the three months ended June 30, 2011 as compared to gross margin of $0.8 million during the three months ended June 30, 2010. This increase is due primarily to the increased gross margin resulting from the impact of our Hicksgas acquisition in October 2010. Hicksgas had gross margin of $3.9 million during the three months ended June 30, 2011. Excluding the impact resulting from the Hicksgas acquisition, our retail propane gross margin increased $0.1 million, primarily as a result of the increase in our propane volume during the three months ended June 30, 2011 as compared to the same period in 2010.

Operating Expenses. Operating expenses of our retail propane segment increased approximately $4.4 million during the three months ended June 30, 2011 as compared to operating expenses of $1.6 million during the three months ended June 30, 2010. This increase is due primarily to the impact of our Hicksgas acquisition in October 2010. Hicksgas had operating expenses of $4.4 million during the three months ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses of our retail propane segment increased approximately $0.6 million during the three months ended June 30, 2011 as compared to general and administrative expenses of $0.2 million during the three months ended June 30, 2010. The principal factor causing the increase is the impact of our Hicksgas acquisition in October 2010. Hicksgas had general and administrative expenses of $0.6 million during the three months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense of our retail propane segment increased approximately $0.6 million during the three months ended June 30, 2011 as compared to depreciation and amortization expense of $0.4 million during the three months ended June 30, 2010. The increase is due primarily to the impact of our Hicksgas acquisition in October 2010. Hicksgas had depreciation and amortization expense of $0.6 million during the three months ended June 30, 2011.

Operating Loss. Our retail propane segment had an operating loss of approximately $3.2 million during the three months ended June 30, 2011 compared to an operating loss of $1.5 million during the three months ended June 30, 2010. The increased operating loss of $1.7 million is due primarily to the impact of our Hicksgas acquisition in October 2010. Hicksgas had an operating loss of approximately $1.9 million during the three months ended June 30, 2011.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

			Change in
	Three Months Ended June 30,		Pre-Existing
	2011	2010	Business
	(in thousands)
Wholesale supply sales	$184,836	$159,851	$24,985
Storage revenues	317	328	(11)
Cost of sales	(185,425)	(159,211)	(26,214)
Gross margin	(272)	968	(1,240)

Operating expenses	1,046	894	152
General and administrative expenses	277	147	130
Depreciation and amortization	98	71	27
Segment operating loss	$(1,693)	$(144)	$(1,549)

Revenues. Wholesale sales increased approximately $25.0 million during the three months ended June 30, 2011 as compared to wholesale supply sales of $159.9 million during the three months ended June 30, 2010. The increase of $25.0 million is the net impact of a decrease in volume of approximately 14 million gallons, which resulted in a decrease of $21.5 million in total sales, and an increase in our average sales price which resulted in an increase in sales of $46.5 million. The factors which contributed to the decrease in sales volume are discussed above. Our average sales price for the three months ended June 30, 2011 was $1.53 per gallon, compared to $1.18 per gallon for the three months ended June 30, 2010. This increase is due to the overall increase in the spot propane price during the period.

Cost of Sales. Wholesale cost of sales increased approximately $26.2 million during the three months ended June 30, 2011 as compared to cost of sales of $159.2 million during the three months ended June 30, 2010. The change in cost of sales is due to the same factors which resulted in the increase in sales, higher propane cost and lower volume. Our average cost of propane increased to $1.53 per gallon during the three months ended June 30, 2011 compared to $1.18 per gallon during the three months ended June 30, 2010. The increase in propane cost resulted in an increase in cost of sales of $47.8 million. Our decrease in sales volume resulted in a reduction in cost of sales of $21.6 million.

Gross Margin. Gross margin of our wholesale supply and marketing segment decreased approximately $1.2 million during the three months ended June 30, 2011 as compared to gross margin of $0.9 million during the three months ended June 30, 2010, primarily due to the reduction in our wholesale supply sales volume during the three months ended June 30, 2011.

Operating Expenses. Operating expenses of our wholesale supply and marketing segment increased approximately $0.2 million during the three months ended June 30, 2011 as compared to operating expenses of $0.9 million during the three months ended June 30, 2010. The increase in operating expenses is due primarily to increased compensation expenses resulting from an increase in employees during the period.

General and Administrative Expenses. General and administrative expenses of our wholesale supply and marketing segment increased approximately $0.1 million during the three months ended June 30, 2011 as compared to general and administrative expenses of $0.1 million during the three months ended June 30, 2010. This increase is due primarily to increases in compensation expenses resulting from an increase in employees during the period.

Operating Loss. Our wholesale supply and marketing segment had an operating loss of approximately $1.7 million during the three months ended June 30, 2011 as compared to an operating loss of $0.1 million during the three months ended June 30, 2010. The increased operating loss is due primarily to the decline in gross margin which resulted from the decrease in sales volume during the three months ended June 30, 2011 as compared to the same period in 2010 and the increased level of expenses resulting from the increase in employee headcount during the period.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

			Change in
	Three Months Ended June 30,		Pre-Existing
	2011	2010	Business
	(in thousands)
Operating revenues	$497	$417	$80
Cost of sales	(98)	(93)	(5)
Gross margin	399	324	75

Other operating expenses	32	21	11
General and administrative expenses	127	68	59
Depreciation and amortization	212	210	2
Segment operating income	$28	$25	$3

Revenues. Operating revenues of our midstream segment increased approximately $80,000 during the three months ended June 30, 2011 as compared to operating revenues of $0.4 million during the three months ended June 30, 2010. This increase is due to the increase in terminal throughput of 3.4 million gallons during the three months ended June 30, 2011 as compared to the same period in 2010.

Gross Margin. Gross margin of our midstream segment increased approximately $75,000 during the three months ended June 30, 2011 as compared to gross margin of $0.3 million during the three months ended June 30, 2010. The increase in gross margin is due primarily to the increase in terminal throughput of 3.4 million gallons during the three months ended June 30, 2011 as compared to the same period in 2010.

Operating and General and Administrative Expenses. Operating and general and administrative expenses of our midstream segment increased $70,000 during the three months ended June 30, 2011 as compared to operating and general and administrative expenses of $89,000 during the three months ended June 30, 2010. This increase is due primarily to an increase in compensation expenses resulting from an increase in employees in our midstream segment.

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

Revolving Credit Facility

Our revolving credit facility provides for a total credit facility of $200.0 million, represented by a $50.0 million working capital facility and a $150.0 million acquisition facility. Borrowings under the working capital facility are subject to a defined borrowing base. The borrowing base is determined in part by reference to certain trade position reports and mark-to-market reports delivered to the administrative agent and is subject to immediate adjustment for reductions in certain components of those reports. A reduction to the borrowing base could require us to repay indebtedness in excess of the borrowing base. The working capital facility allows for letter of credit advances of up to $50.0 million and swingline loans of up to $5.0 million. At June 30, 2011, we had $39.0 million and $150.0 million available borrowing capacity under our working capital and acquisition facility, respectively.

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

Borrowings under our revolving credit facility bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated EBITDA for the period of the four fiscal quarters most recently ended. Interest is payable quarterly. The interest rates vary at LIBOR plus 3% to 3.75% for any LIBOR borrowings (LIBOR plus 3.5% at June 30, 2011) and the bank’s prime rate plus 2% to 2.75% for any base rate borrowings (bank prime plus 2.5% at June 30, 2011), in each case depending upon the leverage ratio. We are also required to pay a 0.5% commitment fee on the average unused commitment. Our revolving credit facility further indicates that our “leverage ratio” cannot exceed 4.0 to 1.0 at any quarter end as of June 30, 2011. At June 30, 2011, our ratio of total funded debt to consolidated EBITDA was .061 to 1.

Our revolving credit facility includes customary events of default. Our revolving credit facility also contains various covenants limiting our ability to (subject to certain exceptions), among other things:

•              incur other indebtedness (other than permitted debt as defined in the credit facility);

•              grant or incur liens on our property;

•              create or incur any contingent obligations;

•              make investments, loans and acquisitions;

•              enter into a merger, consolidation or sale of assets;

•              change the nature of the business or the name or place of business of any of the Credit Parties without approval;

•              pay dividends or make distributions if we are in default under the revolving credit facility or in excess of available cash; and

•              prepay, redeem, defease or otherwise acquire any permitted subordinated debt or make certain amendments to permitted subordinated debt.

At June 30, 2011, we were in compliance with all debt covenants under our revolving credit facility.

Business Combination Commitments

On August 12, 2011, we entered into a business combination agreement for retail propane operations in the northeastern United States for our retail propane segment. The agreement is subject to customary closing conditions, including obtaining regulatory approvals. The combination will be funded with cash of $96 million, the issuance of 4 million new limited partner units, as well as a working capital payment for certain specified working capital items. The combination is expected to close in early October 2011. The cash payment will be funded with advances under our revolving credit facility.

Cash Flows

The following summarizes the sources of our cash flows for the periods indicated:

	NGL Energy Partners LP	NGL Supply, Inc.
	Three Months Ended	Three Months Ended
	June 30,	June 30,
Cash Flows Provided by (Used In):	2011	2010
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$(4,774)	$(1,132)
Changes in operating assets and liabilities	(17,569)	(10,792)

Operating activities	$(22,343)	$(11,924)

Investing activities	1,142	187

Financing activities	13,585	(6,957)

Operating Activities. The seasonality of our propane business has a significant effect on our cash flows from operating activities. The changes in our operating assets and liabilities caused by the seasonality of our retail and wholesale propane business also have a significant impact on our net cash flows from operating activities, as is demonstrated in the table above. Increases in propane prices will tend to result in reduced operating cash flows due to the need to use more cash to fund increases in propane inventories, and propane price decreases tend to increase our operating cash flow due to lower cash requirements to fund increases in propane inventories.

In general, our operating cash flows are generally at their lowest levels during our first and second fiscal quarters, or the six months ending September 30, when we experience operating losses or less operating income as a result of lower volumes of propane sales and terminal throughput and when we are building our inventory levels for the upcoming heating season. Our operating cash flows are greatest during our third and fourth fiscal quarters, or the six months ending March 31, when our operating income levels are highest and customers pay for propane consumed during the heating season months. We will generally borrow under our working capital facility to supplement our operating cash flows as necessary during our first and second quarters. The table above reflects this general trend.

Investing Activities. Our cash flows from investing activities are primarily impacted by our capital expenditures. In periods where we are engaged in significant acquisitions, we will generally realize negative cash flows in investing activities, which, depending on our cash flows from operating activities, may require us to increase the borrowings under our acquisition or working capital facilities.

Financing Activities. In addition to changes resulting from debt advances and repayments, our cash flow from financing activities will be impacted by distributions to our partners. In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we fund the cash flow deficits through our working capital facility. Cash flows required by our investing activities in excess of cash available through our operating activities are funded primarily by our acquisition credit facility.

We expect our distributions to owners to increase in future periods under the terms of our partnership agreement. Based on the number of common and subordinated units outstanding after our initial public offering, if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $5.0 million per quarter ($20.0 million per year). To the extent our cash flows from operating activities are not sufficient to finance distributions to our partners, we may be required to increase the borrowings under our working capital credit facility.

On May 5, 2011, we made a distribution of $3.85 million from available cash to our general partner and common unitholders as of March 31, 2011. Also in May 2011, we used approximately $65.0 million of the proceeds from our initial public offering to repay advances under our acquisition facility.

Subsequent to June 30, 2011, we declared a distribution of $0.1669 per unit to unitholders of record on August 3, 2011, which was paid on August 12, 2011. This represents a pro rata distribution of our minimum quarterly distribution for the period from the closing date of our initial public offering (May 17, 2011) through June 30, 2011.

Changes in cash flow from financing activities of NGL Supply historically were due to advances from and repayments of its revolving credit facility, either to fund operating or investing requirements. Prior to the three months ended June 30, 2010, NGL Supply’s financing cash flows to fund distributions to its shareholders were not substantial. NGL Supply made distributions to its preferred stockholder each year as required. NGL Supply also made a $7.0 million distribution to the owners of its common stock during the three months ended June 30, 2010 and redeemed its preferred stock in advance of our formation transactions. Such distributions and the negative cash flows realized from operating activities during the three months ended June 30, 2010 required NGL Supply to increase borrowings under its revolving credit facility.

Contractual Obligations

The following table updates our contractual obligations summary through June 30, 2011 for our fiscal years ending thereafter (amounts in thousands):

		For the Years Ending March 31,				After March 31,
	Total	2012	2013	2014	2015	2015
	(in thousands)
Debt principal payments —
Acquisition advances (1)	$—	$—	$—	$—	$—	$—
Working capital advances (2)	11,000	1,000	—	—	10,000	—
Other long-term debt	1,206	664	452	90	—	—
Scheduled interest payments on acquisition facility (1)	—	—	—	—	—	—
Future estimated payments under terminal operating agreements	1,764	272	364	370	376	382
Future minimum lease payments under noncancelable storage and other operating leases	13,211	2,345	2,767	2,766	2,698	2,635
Fixed price commodity purchase commitments (3)	111,415	106,274	5,141	—	—	—
Index priced commodity purchase commitments (3) (4)	119,854	119,854	—	—	—	—
Total contractual obligations	$258,450	$230,409	$8,724	$3,226	$13,074	$3,017

Gallons under fixed-price purchase commitments (thousands)	78,232	74,452	3,780	—	—	—
Gallons under index-price purchase commitments (thousands)	84,030	84,030	—	—	—	—

(1)

We had no outstanding advances under our acquisition revolving credit facility at June 30, 2011 as a result of the pay down of the advances using proceeds from our initial public offering in May 2011. We are required to pay a 0.5% commitment fee on the average unused commitment.

(2)

Once each year, between March 31 and September 30, we are required to prepay borrowings under our working capital facility to reduce the outstanding borrowings to less than $10.0 million for 30 consecutive days. At June 30, 2011, we had $11.0 million in working capital borrowings.

(3)	At June 30, 2011, we had fixed priced and index priced sales contracts for approximately 61.4 million and 4.4 million gallons of propane and other natural gas liquids, respectively.

(4)

Index prices are based on a forward price curve as of June 30, 2011. A theoretical change of $0.10 per gallon in the underlying commodity price at June 30, 2011 would result in a change of approximately $8.4 million in the value of our index-based purchase commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are expected to have an impact on our financial condition or results of operations other than the operating leases we have executed.

Environmental Legislation

Please see our Annual Report on Form 10-K for the year ended March 31, 2011 for a discussion of proposed environmental legislation and regulations that, if enacted, could result in increased compliance and operating costs. However, at this time we cannot predict the structure or outcome of any future legislation or regulations or the eventual cost we could incur in compliance.

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

The net book value of our property, plant and equipment was $65.7 million at June 30, 2011. We recorded depreciation expense of $1.2 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively.

For additional information regarding our property and equipment, see Note 5 of our condensed consolidated financial statements included elsewhere in this interim report.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2011, substantially all of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our revolving credit facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. As of June 30, 2011, we had no outstanding borrowings under our revolving credit facility. However, we have borrowed $11.0 million against our working capital facility as of June 30, 2011.

We have entered into interest rate swap agreements to hedge the risk of interest rate fluctuations on our long-term debt. These agreements convert a portion of our revolving credit facility floating rate debt into fixed rate debt on notional amounts of $8.5 million and end on June 30, 2013. The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based. The floating interest rate payments under these swaps are based on three-month LIBOR rates. We do not account for these agreements as hedges. At June 30, 2011, the fair value of these hedges was a liability of approximately $0.3 million and is recorded as accrued liabilities in our consolidated balance sheet.

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

We take an active role in managing and controlling commodity price and credit risks and have established control procedures, which we review on an ongoing basis. We monitor commodity price risk through a variety of techniques, including daily reporting of price changes to senior management. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on propane liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The principal counterparties associated with our operations as of June 30, 2011 were propane retailers, resellers, energy marketers, producers, refiners and dealers.

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

Although we use derivative commodity instruments to reduce the market price risk associated with forecasted transactions, we have not accounted for such derivative commodity instruments as hedges. In addition, we do not use such derivative commodity instruments for speculative or trading purposes. As of June 30, 2011, the fair value of our unsettled commodity derivative instruments was a liability of approximately $1.4 million. A hypothetical change of 10% in the market price of propane would result in a decrease in the fair value of such derivative commodity instruments of approximately $0.4 million. We record the changes in fair value of these derivative commodity instruments as cost of sales of our wholesale supply and marketing segment.

Fair Value

The value of our open derivative commodity instruments and interest rate swap contracts at June 30, 2011 was a liability of $1.4 million and $0.3 million, respectively. See Note 11 to our condensed consolidated financial statements as of June 30, 2011 included elsewhere in this interim report for additional information.

We use observable market values for determining the fair value of our trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis.

Item 4.       Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.       Legal Proceedings

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

Item 1A.    Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On May 11, 2011, immediately prior to the effectiveness of the Registration Statement on Form S-1, as amended (File No. 333-172186), that we filed with the SEC in connection with our initial public offering, each common unit held by our pre-initial public offering limited partners split into 3.7219 common units and 5,919,346 common units held by our pre-initial public offering limited partners converted on a pro rata basis into 5,919,346 subordinated units. We exchanged the common units and the subordinated units with our pre-initial public offering limited partners exclusively and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange. Accordingly, the subordinated units are exempted securities as contemplated by Section 3(a)(9) of the Securities Act of 1933, as amended and were exempt from registration.

Redemption of Common Units

On May 24, 2011, we announced the full exercise and closing of the underwriters’ option to purchase 525,000 additional common units from us granted in connection with our initial public offering. Simultaneous with the closing of the underwriters’ option and as described in the Registration Statement on Form S-1, as amended (File No. 333-172186), that we filed with the SEC in connection with our initial public offering, we redeemed 175,000 common units from our pre-initial public offering limited partners (including certain officers, directors and affiliates of our general partner) at a price equal to the proceeds per common unit before expenses but after deducting underwriting discounts and commissions and a structuring fee.

Period	Total Number of Units Purchased	Average price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 — April 30, 2011	—	—	—	—
May 1, 2011 — May 31, 2011	175,000	$19.53	—	—
June 1, 2011 — June 30, 2011	—	—	—	—
Total	175,000	$19.53	—	—

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.       [Removed and Reserved]

Item 5.       Other Information

None.

Item 6.       Exhibits

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

10.1+	—	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35172) filed on May 17, 2011)
10.2	—

Joinder and Fourth Amendment to Credit Agreement dated April 1, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 28, 2011)

10.3	—

Fifth Amendment to Credit Agreement dated May 24, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 24, 2011)

Exhibit Number		Description
10.4	—

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

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS* **	—	XBRL Instance Document
101.SCH* **	—	XBRL Schema Document
101.CAL* **	—	XBRL Calculation Linkbase Document
101.DEF* **	—	XBRL Definition Linkbase Document
101.LAB* **	—	XBRL Label Linkbase Document
101.PRE* **	—	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statement of Operations for the three months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Partners’ Equity for the three months ended June 30, 2011 and (v) Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2011 and 2010.

+	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 15, 2011		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 15, 2011		By:	/s/ Craig S. Jones
Craig S. Jones
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1	—

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

10.1+	—	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35172) filed on May 17, 2011)
10.2	—

Joinder and Fourth Amendment to Credit Agreement dated April 1, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 28, 2011)

10.3	—

Fifth Amendment to Credit Agreement dated May 24, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 24, 2011)

10.4	—

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

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit Number		Description
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS* **	—	XBRL Instance Document
101.SCH* **	—	XBRL Schema Document
101.CAL* **	—	XBRL Calculation Linkbase Document
101.DEF* **	—	XBRL Definition Linkbase Document
101.LAB* **	—	XBRL Label Linkbase Document
101.PRE* **	—	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statement of Operations for the three months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Partners’ Equity for the three months ended June 30, 2011 and (v) Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2011 and 2010.

+	Management contracts or compensatory plans or arrangements.