Form 10-Q
period 2011-09-30
NGL Energy Partners LP
filed 2011-11-14
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 11, 2011, there were 21,796,253 common units and 5,919,346 subordinated units issued and outstanding.

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

ii

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

iii

PART I

Item 1.                                   Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2011 and March 31, 2011

(U.S. Dollars in Thousands)

	September 30,	March 31,
	2011	2011
		(Note 3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,403	$16,337
Accounts receivable - trade, net of allowance for doubtful accounts of $163 and $161, respectively	55,058	44,346
Accounts receivable - affiliates	92	—
Inventories	107,285	12,697
Product exchanges	668	427
Prepaid expenses and other current assets	2,612	3,683
Total current assets	174,118	77,490

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $5,347 and $2,871, respectively	66,405	66,020
GOODWILL	9,118	8,568
INTANGIBLE ASSETS, net of accumulated amortization of $3,062 and $1,558, respectively	12,632	11,755
Total assets	$262,273	$163,833

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$62,736	$37,244
Accrued expenses and other payables	4,712	3,711
Product exchanges	10,142	1,045
Advance payments received from customers	33,131	7,714
Current maturities of long-term debt	40,647	830
Total current liabilities	151,368	50,544

LONG-TERM DEBT, net of current maturities	10,090	65,541
OTHER NON-CURRENT LIABILITIES	50	395

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY, per accompanying statement:
General Partner — 0.1% interest; 14,799 and 10,945 notional units outstanding, respectively	138	72
Limited Partners — 99.9% interest —
Common units — 8,864,222 and 10,933,568 units outstanding, respectively	81,834	47,225
Subordinated units — 5,919,346 and no units outstanding, respectively	18,793	—
Accumulated other comprehensive income – Foreign currency translation	—	56
Total partners’ equity	100,765	47,353
Total liabilities and partners’ equity	$262,273	$163,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Operations

Three Months and Six Months Ended September 30, 2011 and 2010

(U.S. Dollars in Thousands, except per unit and per share amounts)

	NGL Energy Partners LP	NGL Supply, Inc.	NGL Energy Partners LP	NGL Supply, Inc.
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
REVENUES:
Retail propane	$19,225	$4,727	$32,077	$6,868
Wholesale supply and marketing	190,130	151,295	367,627	309,029
Midstream	686	629	1,182	1,046
Total Revenues	210,041	156,651	400,886	316,943

COST OF SALES:
Retail propane	13,208	3,393	21,314	4,749
Wholesale supply and marketing	188,144	149,199	365,913	305,965
Midstream	102	101	200	194
Total Cost of Sales	201,454	152,693	387,427	310,908

Gross Margin	8,587	3,958	13,459	6,035

OPERATING COSTS AND EXPENSES:
Operating	7,250	2,667	14,392	5,231
General and administrative	4,164	2,105	6,200	3,210
Depreciation and amortization	1,701	674	3,078	1,389
Operating Loss	(4,528)	(1,488)	(10,211)	(3,795)

OTHER INCOME (EXPENSE):
Interest income	99	25	225	66
Interest expense	(1,012)	(300)	(2,313)	(372)
Other, net	46	19	131	124
Loss Before Income Taxes	(5,395)	(1,744)	(12,168)	(3,977)

INCOME TAX BENEFIT	—	627	—	1,417

Net Loss	(5,395)	(1,117)	(12,168)	(2,560)

Net Loss Allocated to General Partner	5		12

Net Loss Attributable to Noncontrolling Interest		16		45

Net Loss Allocable to Limited Partners or Attributable to Parent Equity	$(5,390)	$(1,101)	$(12,156)	$(2,515)

Basic and Diluted Earnings Per Common Unit or Share	$(0.36)	$(55.86)	$(0.88)	$(128.46)

Basic and Diluted Earnings per Subordinated Unit	$(0.36)		$(0.88)

Basic Weighted average units outstanding:
Common	8,864,222		9,370,997
Subordinated	5,919,346		4,431,423

Weighted average common shares outstanding:
Basic		19,711		19,711
Diluted		19,711		19,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

Three Months and Six Months Ended September 30, 2011 and 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP	NGL Supply, Inc.	NGL Energy Partners LP	NGL Supply, Inc.
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net loss	$(5,395)	$(1,117)	$(12,168)	$(2,560)
Other comprehensive income net of tax:
Change in foreign currency translation adjustment	(61)	(32)	(56)	(15)

Comprehensive loss	$(5,456)	$(1,149)	$(12,224)	$(2,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Equity

Six Months Ended September 30, 2011

(U.S. Dollars in Thousands)

		Limited		Limited		Accumulated
		Partners		Partners		Other	Total
	General	Common		Subordinated		Comprehensive	Partners’
	Partner	Units	Amount	Units	Amount	Income	Equity
BALANCES, March 31, 2011	$72	10,933,568	$47,225	—	$—	$56	$47,353
Distribution to partners ($0.35 per unit)	(4)	—	(3,846)	—	—	—	(3,850)
Conversion of common units to subordinated units	—	(5,919,346)	(23,485)	5,919,346	23,485	—	—
Sale of units in public offering, net	—	4,025,000	75,289	—	—	—	75,289
Repurchase of common units	—	(175,000)	(3,418)	—	—	—	(3,418)
General partner contribution	85	—	—	—	—	—	85
Net loss	(12)	—	(8,452)	—	(3,704)	—	(12,168)
Distribution to partners ($0.1669 per unit)	(3)	—	(1,479)	—	(988)	—	(2,470)
Foreign currency translation adjustment	—	—	—	—	—	(56)	(56)
BALANCES, September 30, 2011	$138	8,864,222	$81,834	5,919,346	$18,793	$—	$100,765

The accompanying notes are an integral part of this condensed consolidated financial statement.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended September 30, 2011 and 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP	NGL Supply, Inc.
	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(12,168)	$(2,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,133	1,825
Deferred income tax benefit	—	(1,417)
Bad debt provision	109	3
Commodity derivative gain	(465)	(226)
Gain on sale of assets	(46)	(124)
Other	79	8
Changes in operating assets and liabilities, net of acquisitions —
Accounts receivable	(10,821)	203
Inventories	(94,588)	(59,598)
Product exchanges, net	8,856	18,688
Prepaid expenses and other current assets	209	(1,023)
Accounts payable	25,492	(3,741)
Accrued expenses and other payables	1,001	(2,699)
Advance payments received from customers	25,417	19,912
Net cash used in operating activities	(52,792)	(30,749)

INVESTING ACTIVITIES:
Purchases of long-lived assets	(2,094)	(280)
Cash paid for acquisitions of businesses	(2,190)	(123)
Cash flows from commodity derivatives	1,327	426
Proceeds from sales of assets	182	185
Advances to affiliates	(92)	—
Collection of notes receivable	—	125
Net cash provided by (used in) investing activities	(2,867)	333

FINANCING ACTIVITIES:
Proceeds from sale of common units, net of offering costs	75,289	—
Repurchase of common units	(3,418)	—
General partner contributions	85	—
Proceeds from borrowings under revolving credit facility	98,000	34,490
Payments on revolving credit facility	(113,000)	(13,590)
Payments on other long-term debt	(979)	(722)
Debt issuance costs	(1,932)	—
Distributions to partners	(6,320)	—
Preferred stock redemption	—	(3,000)
Common stock dividends ($357 per share)	—	(7,000)
Preferred stock dividends	—	(17)
Net cash provided by financing activities	47,725	10,161
Net decrease in cash and cash equivalents	(7,934)	(20,255)
Cash and cash equivalents, beginning of period	16,337	24,238
Cash and cash equivalents, end of period	$8,403	$3,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the
Three Months and the Six Months Ended September 30, 2011 and 2010

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

Our retail propane segment sells propane and propane-related products and services to residential, commercial and agricultural customers in Indiana, Illinois, Kansas and Georgia.

Our wholesale supply and marketing segment provides propane and other natural gas liquids to customers at open-access terminals throughout the common carrier pipeline systems in the Mid-Continent, Gulf Coast and Northeast regions of the United States.  Our wholesale supply and marketing services include shipping and maintaining storage on these pipeline systems and supplying customers through terminals, refineries, third-party and leased tank cars and truck terminals.  Our wholesale customers include various refineries, multistate marketers ranging in size from national and regional distribution companies to medium and small independent propane companies located throughout the country.

In our midstream segment, we provide propane terminal services to customers through our three proprietary terminals located in East St. Louis, Illinois; Jefferson City, Missouri; and St. Catharines, Ontario, Canada.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements as of and for the three months and six months ended September 30, 2011 include our accounts and all of our direct and indirect subsidiaries.  All significant intercompany transactions and account balances have been eliminated in consolidation.  The condensed consolidated financial statements for the three months and six months ended September 30, 2010 represent the financial statements of NGL Supply.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

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

We consider two or more legally separate exchange transactions with the same counterparty,

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

including buy/sell transactions, as a single arrangement on a combined basis.  Our buy/sell transactions are netted against each other in the consolidated statements of operations with no effect on net income.

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

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•                                          Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.  We did not have any fair value measurements categorized as Level 1 at September 30, 2011 or March 31, 2011.

•                                          Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.  Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements.  All of our derivative financial instruments and our product exchange assets and liabilities were categorized as Level 2 at September 30, 2011 and March 31, 2011 (see Note 11).  We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments.  Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                                          Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.  We did not have any

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

derivative financial instruments or other assets or liabilities categorized as Level 3 at September 30, 2011 or March 31, 2011.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$183	$236	$860	$335
Income taxes paid	$—	$220	$—	$220

Cash flows from commodity derivative instruments that are not accounted for as hedges are classified as cash flows from investing activities in the consolidated statements of cash flows.

Account Details

Inventories consist of the following:

	September 30,	March 31,
	2011	2011
	(in thousands)
Propane	$103,261	$9,529
Other	4,024	3,168
	$107,285	$12,697

Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS.”  The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity.  Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy.  The new guidance is effective

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

during interim and annual periods beginning after December 15, 2011and is required to be applied on a prospective basis.  We do not believe that the adoption of ASU 2011-04 will have a material impact on our results of operations or financial condition.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS represent accounting standards published by the International Accounting Standards Board (the “IASB”), which is based in London, England.  In February 2010, the SEC expressed its continuing support for a single set of high-quality globally accepted accounting standards and established a general work plan that sets forth areas and factors the SEC will consider before requiring domestic public companies to transition to IFRS.  Currently, the FASB and the IASB are working individually and jointly on a number of accounting standard convergence projects that, if finalized in 2011, would bring about a significant shift in the accounting and financial reporting landscape.  These projects include a broad range of topics such as financial statement presentation, accounting for leases, revenue recognition, financial instruments, consolidations and fair value measurements.

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

Note 3 – Acquisitions

Fiscal 2012

Osterman

On August 15, 2011, we entered into a business combination agreement with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family (collectively, “Osterman”) for retail propane operations in the northeastern United States in order to expand our retail propane operations.  The agreement closed on October 3, 2011 and was funded with cash of $96 million and the issuance of 4 million common units, and also contemplates a working capital payment post closing for certain specified working capital items that might be payable to the Partnership or Osterman.  The cash payments were funded with advances under our acquisition facility.  We incurred and charged to general and administrative expense through September 30, 2011 $530,000 of costs incurred in connection with the Osterman transaction that cannot be capitalized under GAAP.

We will include the results of Osterman’s operations in our consolidated financial statements beginning October 3, 2011.  We have valued the 4 million limited partner common units at $20.47 per unit, the closing price of our common units on the closing date.  We have not completed the

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

initial accounting for the business combination.  We are in the process of identifying, and obtaining an independent appraisal of, the fair value of the assets acquired in the combination.  We expect to complete this process prior to our year end of March 31, 2012.

SemStream

On August 31, 2011, we entered into a business combination agreement with SemStream, L.P. (“SemStream”).  We closed the SemStream transaction on November 1, 2011.  We entered into this business combination in order to expand our midstream and wholesale supply and marketing operations.  SemStream contributed substantially all of its natural gas liquids business and assets to us in exchange for 8,932,031 of our limited partner common units and a cash payment of approximately $93 million, which we funded with $10 million from our acquisition facility and $83 million from our working capital facility.

The agreement also contemplates a working capital payment post closing for certain specified working capital items that might be payable to the Partnership or SemStream.  In addition, in exchange for a cash contribution, SemStream acquired a 7.5% interest in our general partner.

The assets comprise 12 natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, 12 million gallons of above ground propane storage, 3.7 million barrels of underground leased storage for natural gas liquids and a rail fleet of approximately 350 leased and 12 owned cars and approximately $100 million of natural gas liquids inventory.

We incurred and charged to general and administrative expense through September 30, 2011 approximately $539,000 of costs related to the SemStream transaction that cannot be capitalized under GAAP.

We will include the results of SemStream’s operations in our consolidated financial statements beginning November 1, 2011.  We have valued the 8.9 million limited partner common units at $21.07 per unit, the closing price of our common units on the closing date.  We have not completed the initial accounting for the business combination.  We are beginning the process of identifying, and obtaining an independent appraisal of, the fair value of the assets acquired in the business combination and the fair value of the 7.5% interest in our general partner.  We expect to complete this process prior to our year end of March 31, 2012.

Other

During the three months ended September 30, 2011, we acquired certain retail propane operations in Kansas for a total payment of $2.1 million.  These operations have been included in our results of operations since July 2011, and have not been significant through September 30, 2011.

During the six months ended September 30, 2011, we incurred and charged to general and administrative expenses approximately $105,000 of other acquisition-related costs that cannot be capitalized under GAAP.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Fiscal 2011

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

The Hicksgas acquisition accounting was based on the estimated fair value of the assets acquired and liabilities assumed, based primarily on an independent appraisal completed in July 2011.  The revisions indicated above were recorded during the three months ended June 30, 2011, on a retrospective basis as an adjustment to the March 31, 2011 carrying amounts.  The impact of such revisions on net income for prior periods was not significant.

Goodwill was warranted because these acquisitions enhance our current retail propane operations. We expect all of the goodwill acquired to be deductible for income tax purposes (see

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Note 8). We do not believe that the acquired finite-lived intangible assets will have any significant residual value at the end of their useful life.

The total acquisition cost was $39.5 million, consisting of cash of approximately $17.2 million and the issuance of 4,154,757 common units valued at approximately $22.3 million.  The units issued to the shareholders of HOH in the formation transaction were valued at $5.37 per unit, the price paid for common units issued in our formation.

Pro Forma Results of Operations

The operations of Hicksgas have been included in our statements of operations since they were acquired in October 2010.  The following unaudited pro forma consolidated results of operations for the three months and six months ended September 30, 2010 are presented as if the Hicksgas acquisitions had been made, and our initial public offering, unit split and unit conversion (see Note 10) had been completed, on April 1, 2010.  The pro forma earnings per unit are based on the common and subordinated units outstanding as of September 30, 2011.

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2010	2010
	(in thousands)
Revenues	$169,397	$336,921
Net loss	(3,173)	(8,558)
Limited partners’ interest in net loss	(3,170)	(8,549)
Basic and diluted earnings per Common Unit	(0.21)	(0.58)
Basic and diluted earnings per Subordinated Unit	(0.21)	(0.58)

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

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Note 4 – Earnings per Common Unit or Common Share

Our earnings per common and subordinated unit or per share of common stock for the periods indicated below were computed as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per unit or share amounts)
Earnings per Limited Partner Unit or Common Stock:
Net loss or net loss to the parent equity	$(5,395)	$(1,101)	$(12,168)	$(2,515)
Loss allocable to general partner	5		12
Preferred stock dividends	—	—	—	(17)

Net loss allocable to limited partners or common shareholders	$(5,390)	$(1,101)	$(12,156)	$(2,532)

Weighted average common units or common shares outstanding - Basic and Diluted	8,864,222	19,711	9,370,997	19,711

Weighted average subordinated units outstanding - Basic and Diluted	5,919,346		4,431,423

Earnings per common unit or common share - Basic and Diluted	$(0.36)	$(55.86)	$(0.88)	$(128.46)

Earnings per subordinated unit - Basic and Diluted	$(0.36)		$(0.88)

In the computation of diluted earnings per common share of NGL Supply for the three and six months ended September 30, 2010, the impact of the outstanding stock options prior to exercise (approximately 237 shares) has not been included because the effect would be anti-dilutive.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Note 5 - Property, Plant and Equipment

Our property, plant and equipment, net of depreciation, consists of the following as of the dates indicated:

	September 30,	March 31,
Description and Useful Life	2011	2011
	(in thousands)
Terminal assets (30 years)	$18,716	$18,933
Retail propane equipment (5-15 years)	31,735	30,360
Vehicles (5 years)	8,748	7,666
Information technology equipment (3 years)	734	678
Buildings (30 years)	7,463	7,053
Land (nondepreciable) and other (3-7 years)	4,356	4,201
	71,752	68,891
Less: Accumulated depreciation	5,347	2,871
Net property, plant and equipment	$66,405	$66,020

Depreciation expense was approximately $1.4 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $2.6 million and $1.0 million for the six months ended September 30, 2011 and 2010, respectively.

Note 6 – Goodwill and Intangible Assets

The changes in the balance of goodwill during the six months ended September 30, 2011 were as follows (in thousands):

Balance, March 31, 2011, as previously reported	$12,608
Revision to allocation of Hicksgas acquisition	(4,040)
Balance March 31, 2011, as retrospectively adjusted	8,568
Retail propane acquisitions	550
Balance, September 30, 2011	$9,118

Goodwill by segment is as follows:

	September 30,	March 31,
	2011	2011
	(in thousands)
Retail propane	$7,084	$6,534
Wholesale supply and marketing	2,034	2,034
	$9,118	$8,568

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Our intangible assets consist of the following as of the dates indicated:

		September 30, 2011		March 31, 2011
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortizable –
Supply and storage agreements	8 years	$1,802	$801	$1,802	$400
Customer lists	8-10 years	2,282	304	2,033	154
Customer relationships	15 years	2,170	147	2,170	200
Non-compete agreements	2-6 years	1,750	590	1,550	239
Debt issuance costs	5 years	6,860	1,220	4,928	565
Total amortizable		14,864	3,062	12,483	1,558

Non-Amortizable –
Trade names	Indefinite	830	—	830	—
Total		$15,694	$3,062	$13,313	$1,558

Expected amortization of our amortizable intangible assets is as follows (in thousands):

Year Ending March 31,
2012 (six months)	$1,614
2013	2,850
2014	1,999
2015	1,978
2016	1,453
Thereafter	1,908
$11,802

Amortization expense was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded in	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of sales	$200	$200	$400	$400
Depreciation and amortization	267	192	449	392
Interest expense	303	21	655	43
	$770	$413	$1,504	$835

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Note 7 - Long-Term Debt

Our long-term debt consists of the following:

	September 30,	March 31,
	2011	2011
	(in thousands)
Revolving credit facility –
Acquisition loans	$—	$65,000
Working capital loans	50,000	—
Other notes payable	737	1,371
	50,737	66,371
Less - current maturities	40,647	830
Long-term debt	$10,090	$65,541

Revolving Credit Facility

We and our subsidiaries have a $330 million credit agreement (the “Credit Agreement”) with a group of banks, consisting of a $130 million working capital facility and a $200 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  In addition, we can elect to reallocate the lesser of up to $75.0 million or the unused portion of our acquisition facility at the request date to our working capital facility up to three times per year.  Subsequent to September 30, 2011, we reallocated $50 million to our working capital facility.  Substantially all of our assets are pledged as collateral under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated EBITDA for the period of the four fiscal quarters most recently ended.  Interest is payable quarterly.  Interest rates vary at LIBOR plus 2.75% to 3.50% for any LIBOR borrowings, or the bank’s prime rate plus 1.75% to 2.50% for any base rate borrowings (5% at September 30, 2011 for the working capital facility), in each case depending upon the leverage ratio.  We had no LIBOR borrowings at September 30, 2011.  We are also required to pay a 0.375% commitment fee on all undrawn commitments when our leverage ratio is less than or equal to 3.0 to 1.0, otherwise the commitment fee is 0.50%.

Our revolving credit facility further indicates that our “leverage ratio” cannot exceed 4.0 to 1.0 at any quarter end.  At September 30, 2011, our ratio of total funded debt to consolidated EBITDA was .05 to 1.

During the three months and six months ended September 30, 2011, we had a maximum borrowing under our working capital facility of approximately $50 million and an average borrowing of $25.3 million and $15.7 million, respectively.  The weighted average interest rate of our working capital borrowings during the three months and six months ended September 30, 2011 was 5.23% and 5.32%, respectively, and the interest rate at September 30, 2011 was 5%.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

The Credit Agreement has a final maturity on October 1, 2016, except for a $30 million portion of the working capital facility that terminates in February 2012.  Once a year, we must prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to less than $10.0 million for 30 consecutive days.  In May 2011, we repaid the $65.0 million advances under our acquisition facility using the proceeds from our initial public offering (see Note 10).  Subsequent to September 30, 2011, we have borrowed approximately $107 million against our acquisition facility and an additional approximately $91 million against our working capital facility, primarily to fund our business combinations with Osterman and SemStream.

Our revolving credit facility includes customary events of default.  At September 30, 2011, we were in compliance with all debt covenants to our revolving credit facility.  Our revolving credit facility also contains various covenants limiting our ability to (subject to certain exceptions), among other things:

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

Other Notes Payable

The other notes payable of approximately $0.7 million mature as follows (in thousands):

Year Ending March 31,
2012 (six months)	$195
2013	452
2014	90
$737

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Note 8 - Income Taxes

We qualify as a partnership for income taxes.  As such, we will not pay any U.S. Federal income tax.  Rather, each owner will report their share of our income or loss on their individual tax returns.  Accordingly, no income tax provision has been recorded for the three months and six months ended September 30, 2011.  The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information regarding each partner’s basis in the Partnership.

As a publicly-traded partnership, we are allowed to have non-qualifying income up to 10% of our gross income and not be subject to taxation as a corporation.  During the three months and six months ended September 30, 2011, we formed a taxable corporate subsidiary and transferred to such subsidiary certain assets and operations that represent “non-qualifying income” for a partnership.  As a result, our taxable subsidiary will be subject to income taxes related to the taxable income generated by its operations.  During the three month and six month periods ended September 30, 2011, the operations of our corporate subsidiary were not significant.

NGL Supply’s deferred tax benefit for the three month and six month periods ended September 30, 2010 was computed using the expected annual effective tax rate which differs from the statutory rate due to the effect of state income taxes.

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

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

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

	2011	2010
Three months ended September 30	$89	$88
Six months ended September 30	177	175

The total minimum monthly fee as of September 30, 2011 is approximately $30,000.  During the remaining term of the primary ten-year period and the five-year extension, the estimated minimum annual commitments for the Propane Business Operating & Maintenance Agreement for the remainder of the year ending March 31, 2012 and the years ending March 31, 2013 through March 31, 2016 are as follows (in thousands):

Year Ending March 31,
2012 (six months)	$182
2013	364
2014	370
2015	376
2016	382

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

Storage Space Lease.  NGL Supply executed a propane storage space lease with ConocoPhillips for storage at its Borger, Texas storage facility.  The storage agreement provides for a volume of up to 850,000 barrels of propane at any one time, and expires on March 31, 2012.

The storage agreement requires a specified minimum storage payment which varies by year, plus additional charges to the extent we had more than the designated 850,000 barrels in storage at

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

any time.  The total lease charge recorded in cost of sales on our consolidated statements of operations was as follows (in thousands):

	2011	2010
Three months ended September 30	$108	$108
Six months ended September 30	217	217

As of September 30, 2011, the monthly storage charge is approximately $36,000.  The estimated future annual storage charge will be approximately $0.2 million during the remainder of the year ending March 31, 2012.  We are presently negotiating an extension to this storage agreement; however, there is no guarantee any such extension will be executed or on the same terms.

Other Operating Leases

We have executed various noncancelable operating lease agreements for office space, underground propane storage, trucks, real estate, equipment and bulk propane storage tanks. Rental expense relating to operating leases (excluding the Borger lease discussed above) was as follows (in thousands):

	2011	2010
Three months ended September 30	$813	$660
Six months ended September 30	1,560	1,325

Future minimum lease payments at September 30, 2011, are as follows (in thousands):

Year Ending March 31,
2012 (six months)	$1,420
2013	2,767
2014	2,766
2015	2,698
2016	2,616
$12,267

Sales and Purchase Contracts

We have entered into sales and purchase contracts for propane and other natural gas liquids to be delivered in future periods.  These contracts require that the parties physically settle the transactions with natural gas liquid inventory.  At September 30, 2011, we had fixed-price outstanding sales contracts of approximately $154.4 million (approximately 101.8 million gallons) and fixed-price outstanding purchase contracts of approximately $109.9 million (approximately 77.3 million gallons).  These contracts have terms that expire at various dates through March 31, 2013.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Note 10 – Equity

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

Issuance of Units Subsequent to September 30, 2011

In connection with the Osterman transaction (see Note 3), we issued 4 million common units which have been valued at $20.47.  These units are not eligible for any distributions declared or made with respect to any of our fiscal quarters ending prior to the closing date of our transaction.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

In connection with the SemStream transaction (see Note 3), we issued 8,932,031 limited partner common units which have been valued at $21.07 per unit.  SemStream has waived ordinary course cash distributions on a total of 3,932,031 of these units prior to August 30, 2012.

In connection with the completion of the Osterman transaction, we amended our current Registration Rights Agreement by entering into a First Amended and Restated Registration Rights Agreement dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto.  Subsequently, in connection with the completion of the SemStream transaction, the First Amended and Restated Registration Rights Agreement was amended by that certain Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011, by and among the Partnership and SemStream.  Together, these amendments provide for, among other things, certain registration rights for certain holders of our common units and increase the total number of permitted demand registrations from three to six.

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

During the three months ended September 30, 2011, we distributed a total of $2.5 million ($0.1669 per unit) to our general partner and our unitholders of record on August 3, 2011.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

Subsequent to September 30, 2011, we declared a distribution of $0.3375 per unit to unitholders of record on October 31, 2011, excluding the units issued in our Osterman acquisition.  This distribution was paid on November 14, 2011.

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

The following table presents the estimated fair value measurements of our assets and liabilities carried at fair value in our condensed consolidated financial statements at the dates indicated:

		September 30, 2011		March 31, 2011
Item	Recorded As	Level 1	Level 2	Level 1	Level 2
		(in thousands)
Assets:
Commodity derivatives	Prepaid Expenses	$—	$4	$—	$783
Product exchanges	Product Exchanges	—	668	—	427

Liabilities:
Product exchanges	Product Exchanges	—	10,142	—	1,045
Interest rate derivatives	Accrued Expenses	—	237	—	293
Commodity derivatives	Accrued Expenses	—	97	—	—

We have an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long term debt.  This agreement converts a portion of our revolving credit facility floating rate debt into fixed rate debt on a notional amount of $8.5 million and ends on June 30, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under this swap are based on three-month LIBOR rates.  We do not account for this agreement as a hedge.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

The following table sets forth our open commodity derivative contract positions at September 30, 2011 and March 31, 2011.  We do not account for these derivatives as hedges.

				Total	Type
				Notional	(P) = Purchase	Price Per
Underlying Contracts	Period			Units	(S) = Sale	Gallon
As of September 30, 2011 -
OPIS Conway (Propane)	May 2011		Mar 2012	9,000 BBL	Swap (P)	$1.43500
OPIS Conway (Propane)	May 2011		June 2012	60,000 BBL	Swap (S)	$1.26000
OPIS Conway (Propane)	May 2011		Dec 2012	75,000 BBL	Swap (P)	$1.30000
OPIS Conway (Propane)	June 2011		Mar 2012	33,000 BBL	Swap (P)	$1.43875
OPIS Conway (Propane)	June 2011		Sept 2011	30,000 BBL	Swap (S)	$1.42000
OPIS Conway (Propane)	June 2011		Apr 2012	100,000 BBL	Swap (S)	$1.28000
OPIS Conway (Propane)	June 2011		Dec 2012	100,000 BBL	Swap (P)	$1.32250
OPIS Conway (Propane)	June 2011		Mar 2012	15,000 BBL	Swap (P)	$1.36250
OPIS Conway (Propane)	June 2011		Mar 2012	6,000 BBL	Swap (S)	$1.47000
OPIS Conway (Propane)	Sept 2011		Mar 2012	38,000 BBL	Swap (P)	$1.43500
OPIS Conway (Normal Butane)	Aug 2011		Sept 2011	5,000 BBL	Swap (S)	$1.63000
OPIS Mt. Belvieu (Propane)	Mar 2011		Sept 2011	15,000 BBL	Swap (S)	$1.43000
OPIS Mt. Belvieu (Propane)	May 2011		Nov 2012	5,000 BBL	Swap (P)	$1.35500
OPIS Mt. Belvieu (Propane)	Sept 2011		Dec 2011	24,000 BBL	Swap (S)	$1.56000
OPIS Mt. Belvieu (Propane)	Sept 2011		Feb 2012	20,000 BBL	Swap (P)	$1.62000
OPIS Mt. Belvieu (Propane)	June 2010		Dec 2011	4,000 BBL	Swap (P)	$0.98000

Conway - WIL (Propane)	Dec 2011		Dec 2011	11,905 BBL	Physical Cap (P)	$1.53000
Janesville - MAP (Propane)	June 2011		Dec 2011	11,905 BBL	Physical Cap (S)	$1.62780

As of March 31, 2011 -
OPIS Conway (Propane)	Nov 2010	-	Apr 2011	25,000 BBL	Swap (S)	1.10500
OPIS Conway (Propane)	Nov 2010	-	Oct 2011	90,000 BBL	Swap (P)	1.13500
OPIS Conway (Propane)	Dec 2010	-	June 2011	30,000 BBL	Swap (S)	1.12500
OPIS Conway (Propane)	Jan 2011	-	June 2011	75,000 BBL	Swap (S)	1.15000
OPIS Conway (Propane)	Jan 2011	-	Dec 2011	75,000 BBL	Swap (P)	1.20500
OPIS Conway (Propane)	Jan 2011	-	Dec 2011	225,000 BBL	Swap (P)	1.21375
OPIS Conway (Propane)	Feb 2011	-	June 2011	225,000 BBL	Swap (S)	1.16000
OPIS Mt. Belvieu (Propane)	Mar 2011	-	Sept 2011	45,000 BBL	Swap (S)	1.43000
OPIS Mt. Belvieu (Propane)	June 2010	-	Dec 2011	4,000 BBL	Swap (P)	0.98000

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

We recorded the following net gains (losses) from our commodity and interest rate derivatives during the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Commodity contracts -
Unrealized gain (loss)	$1,384	$317	$(862)	$(200)
Realized gain (loss)	(890)	141	1,327	426
Interest rate swaps	(9)	—	(287)	—
Total	$485	$458	$178	$226

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

Note 12 - Segments

We have three operating segments, two of which conduct their business exclusively in the United States, while our midstream terminal operations are conducted in the United States and, to a lesser extent, Canada.  We evaluate our operating segments’ performance based on gross margin and operating income and EBITDA.  Our segments and their respective financial information are as follows:

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and March 31, 2011 and for the

Three Months and the Six Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Retail propane
Propane sales	$16,062	$4,374	$26,256	$6,128
Sales of parts and fittings and water-softeners	1,680	142	3,120	256
Propane service and water-softener and tank rental revenues	1,483	211	2,701	484
Wholesale supply and marketing
Wholesale supply sales	203,111	155,513	387,947	315,364
Storage revenues	443	631	760	959
Midstream	686	629	1,182	1,046
Elimination of intersegment wholesale supply sales	(13,424)	(4,849)	(21,080)	(7,294)
Total revenues	$210,041	$156,651	$400,886	$316,943

Gross Margin:
Retail propane
Propane sales	$4,150	$1,128	$7,364	$1,638
Sales of parts and fittings and water-softeners	384	(5)	698	(3)
Propane service and water-softener and tank rental revenues	1,483	211	2,701	484
Wholesale supply and marketing
Wholesale supply sales	1,543	1,465	954	2,105
Storage revenues	443	631	760	959
Midstream	584	528	982	852
Total gross margin	$8,587	$3,958	$13,459	$6,035

Depreciation and Amortization:
Retail propane	$1,388	$436	$2,455	$870
Wholesale supply and marketing	100	27	198	98
Midstream	213	211	425	421
Total depreciation and amortization	$1,701	$674	$3,078	$1,389

Operating Income (Loss):
Retail propane	$(3,098)	$(1,052)	$(6,292)	$(2,569)
Wholesale supply and marketing	279	711	(1,414)	567
Midstream	(6)	273	21	298
General and administrative expenses not allocated to segments	(1,703)	(1,420)	(2,526)	(2,091)
Total operating loss	$(4,528)	$(1,488)	$(10,211)	$(3,795)

Other items not allocated by segment:
Interest income	99	25	225	66
Interest expense	(1,012)	(300)	(2,313)	(372)
Other income, net	46	19	131	124
Income tax benefit	—	627	—	1,417

Net loss	$(5,395)	$(1,117)	$(12,168)	$(2,560)

Geographic Information for our Midstream Segment:
Revenues:
United States	$655	$592	$1,108	$975
Canada	31	37	74	71
Gross margin:
United States	553	492	908	782
Canada	31	36	74	70
Operating income (loss):
United States	128	312	224	423
Canada	(134)	(39)	(203)	(125)

Additions to property, plant and equipment including acquisitions (accrual basis):
Retail propane	$2,340	$126	$3,056	$265
Wholesale supply and marketing	34	15	228	15
Total	$2,374	$141	$3,284	$280

	September 30,	March 31,
	2011	2011

Total assets:
Retail propane	$81,313	$78,566
Wholesale supply and marketing	153,981	57,507
Midstream	18,026	19,279
Corporate	8,953	8,481
Total	$262,273	$163,833

Long-lived assets, net:
Retail propane	$60,463	$58,997
Wholesale supply and marketing	4,157	4,537
Midstream	17,894	18,446
Corporate	5,641	4,363
Total	$88,155	$86,343

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations as of and for the three months and six months ended September 30, 2011.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

	Range of Conway, Kansas
	Spot Price		Spot Price
	Per Gallon		Per Gallon
	Low	High	At Period End
For the Six Months Ended September 30,
2011	$1.2763	$1.4900	$1.4269
2010	0.8813	1.1625	1.1625
For the Three Months Ended September 30,
2011	$1.3663	$1.4750	$1.4269
2010	0.8813	1.1625	1.1625

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

Recent Developments

The following transactions that occurred during the period since our formation in October 2010 impact the comparability of our results of operations for the three months and six months ended September 30, 2011 and 2010:

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

Revolving Credit Facility

On October 14, 2010, we entered into a revolving credit facility with a group of lenders.  The revolving credit facility, as amended in January, February, April, May, and August 2011, provides for a total credit facility of $330 million, represented by a $130 million working capital facility and a $200 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  See “—Liquidity, Sources of Capital and Capital Resource Activities” for further discussion of our credit facility.

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

Events Subsequent to September 30, 2011

The following transactions occurred subsequent to September 30, 2011 and are expected to have a significant impact on our future results of operations:

Osterman Combination

On October 3, 2011, we closed our business combination with Osterman in which we acquired substantially all of the retail propane assets of Osterman in exchange for 4 million of our common units and a payment of $96 million.  We funded the cash payment with advances under our acquisition facility.  There may be additional payments required due to a working capital adjustment provision in the agreement.  See Note 3 to our consolidated financial statements for additional information on the Osterman combination.  Osterman’s operations are located in the northeastern United States.

We expect that, on an annual basis, the Osterman combination will significantly expand our retail propane operations, increasing our sales volumes, revenues, gross margin and operating income over the levels we have achieved in prior periods.  The acquisition will also result in an increase in our interest expense in future periods due to the utilization of our acquisition facility to fund the contribution.

SemGroup Combination

On November 1, 2011, we closed our business combination with SemStream in which we acquired substantially all of the operating assets of SemStream, consisting primarily of natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, as well as significant owned and leased storage facilities and rail cars, as well as approximately $100 million in natural gas liquids inventory.  We issued approximately 8.9 million common units and made a cash payment of approximately $93 million.  There may be additional payments required due to a working capital adjustment provision in the agreement.  In addition, SemStream made a cash contribution for a 7.5% interest in our general partner.

We expect that, on an annual basis, the SemStream acquisition will significantly expand our midstream operations through an increase in our fee-based revenues, as well as the gross margin and operating income of our midstream operations in future periods over the levels we have achieved previously.  We expect these operations to also complement our wholesale supply and marketing operations.  The acquisition will also result in an increase in our interest expense in future periods due to the utilization of our acquisition and working capital facilities to fund the combination.

Consolidated Results of Operations

The following table summarizes our historical consolidated statements of operations for the three months and six months ended September 30, 2011, and NGL Supply’s consolidated statements of operations for the three months and six months ended September 30, 2010.

	NGL Energy Partners LP	NGL Supply, Inc.	NGL Energy Partners LP	NGL Supply, Inc.
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)
Operating revenues	$210,041	$156,651	$400,886	$316,943
Cost of sales	201,454	152,693	387,427	310,908
Gross margin	8,587	3,958	13,459	6,035
Operating and general and administrative expenses	11,414	4,772	20,592	8,441
Depreciation and amortization	1,701	674	3,078	1,389
Operating loss	(4,528)	(1,488)	(10,211)	(3,795)
Interest expense	(1,012)	(300)	(2,313)	(372)
Interest and other income	145	44	356	190
Loss before income taxes	(5,395)	(1,744)	(12,168)	(3,977)
Benefit for deferred income taxes	—	627	—	1,417
Net loss	(5,395)	(1,117)	(12,168)	(2,560)
Net loss allocated to General Partner	5		12
Net loss attributable to non-controlling interests		16		45
Net loss allocated to Limited Partners or net loss attributable to Parent Equity	$(5,390)	$(1,101)	$(12,156)	$(2,515)

All information herein related to the three months and six months ended September 30, 2010 represents the results of operations of NGL Supply.

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

			Average
	Letter of	Amortization	Total Debt	Average
	Credit	of Debt Issuance	Balance	Interest
	Fees	Costs	Outstanding	Rate
Three Months Ended September 30,
2011	$134	$303	$25,250	5.23%
2010	6	21	20,446	4.93%
Six Months Ended September 30,
2011	$242	$655	$34,810	5.13%
2010	16	43	13,854	4.50%

The increased levels of debt outstanding during the three months and six months ended September 30, 2011 are due to borrowings to finance the acquisition of Hicksgas and borrowings to finance our seasonal inventory build-up.

Interest and Other Income

Our non-operating other income consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$99	$25	$225	$66
Gain on sale of assets	46	19	46	124
Other	—	—	85	—
	$145	$44	$356	$190

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

Non-GAAP Financial Measures

The following tables reconcile net loss or net loss to parent equity to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures, for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
EBITDA:
Net loss or net loss to parent equity	$(5,395)	$(1,101)	$(12,168)	$(2,515)
Benefit for income taxes	—	(627)	—	(1,417)
Interest expense	1,012	300	2,313	372
Depreciation and amortization	1,901	874	3,478	1,789
EBITDA	$(2,482)	$(554)	$(6,377)	$(1,771)
Unrealized (gain) loss on derivative contracts	(1,384)	(317)	862	200
Gain on sale of assets	(46)	(19)	(46)	(124)
Adjusted EBITDA	$(3,912)	$(890)	$(5,561)	$(1,695)

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

Segment Operating Results

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to the historical results of operations of NGL Supply for the periods presented due to the following reasons:

•                                          At September 30 and March 31, 2011, and for the three month and six month periods ended September 30, 2011, our retail propane operations included the retail propane operations that we acquired from Hicksgas in the formation transactions in October 2010.  The historical results of operations of NGL Supply for the three months and six months ended September 30, 2010 do not include these acquired operations.

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

Our results of operations are significantly impacted by seasonality, primarily due to the increase in volumes of propane sold by our retail and wholesale segments during the peak heating season of October through March, as well as the increase in terminal throughput volumes during the heating season.  In addition, propane price fluctuations can have a significant impact on our sales volumes in all of our segments.  As a result of our business combination with NGL Supply and

Hicksgas in October 2010 and the impact of seasonality, our results of operations for the three months and six months ended September 30, 2011 are not indicative of the results we would anticipate for a full fiscal year, and are not comparable to the results of operations of NGL Supply for the three months and six months ended September 30, 2010.

Three Months Ended September 30, 2011 and 2010

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the three months ended September 30, 2011, and 2010, respectively:

			Change Resulting From
			Acquisition	Change in
	Three Months Ended September 30,		of	Pre-Existing Business
Segment	2011	2010	Hicksgas	Volume	Percentage
	(gallons in thousands)
Retail propane	7,961	2,753	5,449	(241)	(8.8)%
Wholesale supply and marketing	129,121	137,186	—	(8,065)	(5.9)%
Midstream	28,256	26,119	—	2,137	8.2%
Total	165,338	166,058	5,449	(6,169)	(3.7)%

Our retail propane sales volumes for the three months ended September 30, 2011 increased 5.2 million gallons as compared to sales of 2.8 million gallons during the three months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  During the three months ended September 30, 2011, Hicksgas had retail sales of 5.4 million gallons.  The decrease of 0.24 million gallons from our pre-existing business is due to a decline in sales of approximately 0.25 million gallons in our Georgia operation resulting from reduced demand for propane for tobacco drying purposes during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Sales of our wholesale supply and marketing segment for the three months ended September 30, 2011 decreased 8.1 million gallons as compared to sales of 137.2 million gallons for the three months ended September 30, 2010.  This decrease in sales volume is due primarily to a decrease in purchases for storage by our wholesale customers and a reduced level of liftings from storage by our pre-sale customers.

Terminal throughput of our midstream segment for the three months ended September 30, 2011 increased 2.1 million gallons as compared to throughput of 26.1 million gallons during the three months ended September 30, 2010.  This increase is due primarily to the impact of favorable regional demand/supply variations and price factors.

Operating Income (Loss) by Segment

Our operating income (loss) by segment is as follows:

	Three Months Ended September 30,
Segment	2011	2010	Change
	(in thousands)
Retail propane	$(3,098)	$(1,052)	$(2,046)
Wholesale supply and marketing	279	711	(432)
Midstream	(6)	273	(279)
Corporate general and administrative expenses	(1,703)	(1,420)	(283)
Operating loss	$(4,528)	$(1,488)	$(3,040)

Corporate general and administrative expenses increased $0.3 million during the three months ended September 30, 2011 compared to corporate general and administrative expenses of $1.4 million during the three months ended September 30, 2010.  This increase is due primarily to the costs of being a public company.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

			Change Resulting From
			Acquisition	Change in
	Three Months Ended September 30,		of	Pre-Existing
	2011	2010	Hicksgas	Business
	(in thousands)
Propane sales	$16,062	$4,374	$11,002	$686
Parts, fittings, appliance and other sales	1,680	142	1,556	(18)
Service and rental income	1,483	211	1,205	67
Cost of sales - propane	(11,912)	(3,246)	(8,078)	(588)
Cost of sales - other sales	(1,296)	(147)	(1,199)	50
Gross margin	6,017	1,334	4,486	197

Operating expenses	6,230	1,681	4,386	(163)
General and administrative expenses	1,497	269	700	(528)
Depreciation and amortization	1,388	436	919	(33)
Segment operating loss	$(3,098)	$(1,052)	$(1,519)	$(527)

Revenues.  Propane sales for the three months ended September 30, 2011 increased $11.7 million as compared to retail propane sales of $4.4 million during the three months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had retail propane sales of $11.0 million for the three months ended September 30, 2011, consisting of 5.4 million gallons at an average selling price of $2.02 per gallon.  Excluding the impact of Hicksgas, our pre-existing business had an increase in propane sales of $0.7 million during the three months ended September 30, 2011, represented by an increase in sales of $1.1 million from price increases and a decrease in sales of $0.4 million from reduced sales volumes.  Overall, our average sales price for the three months ended September 30, 2011 was $2.02 per gallon, compared to $1.59 per gallon during the three months ended September 30, 2010.  The price increase reflects the overall increase in the propane spot price during the three months ended September 30, 2011 as compared to the same period in 2010.

Cost of Sales.  Propane cost of sales for the three months ended September 30, 2011 increased $8.7 million as compared to propane cost of sales of $3.2 million during the three months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had propane cost of sales of $8.1 million during the three months ended September 30, 2011, an average cost of $1.48 per gallon.  Excluding the impact of Hicksgas, our pre-existing business had an increase in cost of sales of $0.6 million during the three months ended September 30, 2011 as compared to the same period in 2010.  This increase is due to an increase in cost of sales of $0.9 million as a result of the increase in the propane cost, offset by a $0.3 million decrease in cost of sales resulting from a decrease in volumes sold.

Gross Margin.  Gross margin of our retail propane operation increased $4.7 million during the three months ended September 30, 2011 as compared to gross margin of $1.3 million during the three months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had a total gross margin of $4.5 million during the three months ended September 30, 2011, of which $3.0 million related to propane sales.  Excluding the impact of Hicksgas, the gross margin of our pre-existing business increased $0.2 million, due primarily to the increased gross margin from propane sales of $0.1 million.

Operating Expenses.  Operating expenses of our retail propane segment increased $4.5 million during the three months ended September 30, 2011 compared to operating expenses of $1.7 million during the three months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  During the three months ended September 30, 2011, Hicksgas had operating expenses of $4.4 million.  The increase in operating expenses of our pre-existing business was not material.

General and Administrative Expenses.  General and administrative expenses of our retail propane segment increased $1.2 million during the three months ended September 30, 2011 compared to general and administrative expenses of $0.3 million during the three months ended September 30, 2010.  This increase is due to an increase of $0.7 million resulting from the impact of our Hicksgas acquisition in October 2010 and an increase of $0.5 million in our pre-existing business.  The increase of $0.5 million relates primarily to the impact of costs incurred in connection with acquisitions of retail propane operations, primarily our acquisition of Osterman.  GAAP requires that we expense any such acquisition-related costs that are not part of the acquisition agreement.  We record such costs as general and administrative expenses in our financial statements.  During the three months ended September 30, 2011, we expensed a total of $0.6 million of acquisition-related costs.

Depreciation and Amortization.  Depreciation and amortization expense of our retail propane segment increased $1.0 million during the three months ended September 30, 2011 as compared to depreciation and amortization expense of $0.4 million during the three months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had depreciation and amortization expense of $0.9 million during the three months ended September 30, 2011.

Operating Loss.  Our retail propane segment had an operating loss of approximately $3.1 million during the three months ended September 30, 2011 as compared to an operating loss of $1.1 million during the three months ended September 30, 2010.  This increased operating loss of $2.0 million is due to an operating loss of Hicksgas of $1.5 million for the three months ended September 30, 2011 and an increased loss of our pre-existing business of $0.5 million during the three months ended September 30, 2011 as compared to the same period in 2010. The increased operating loss of our pre-existing business is due to the net impact of an increased gross margin of $0.2 million offset by an increased expense of $0.6 million related to acquisition costs that cannot be capitalized under GAAP.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

			Change in
	Three Months Ended September 30,		Pre-Existing
	2011	2010	Business
	(in thousands)
Wholesale supply sales	$203,111	$155,513	$47,598
Storage revenues	443	631	(188)
Cost of sales	(201,568)	(154,048)	(47,520)
Gross margin	1,986	2,096	(110)

Operating expenses	986	965	(21)
General and administrative expenses	621	393	(228)
Depreciation and amortization	100	27	(73)
Segment operating income (loss)	$279	$711	$(432)

Revenues.  Wholesale sales increased $47.6 million during the three months ended September 30, 2011 as compared to wholesale sales of $155.5 million during the three months ended September 30, 2010.  Wholesale sales increased $60.3 million as a result of an increase in our average wholesale sales price from $1.13 per gallon during the three months ended September 30, 2010 to $1.57 per gallon during the three months ended September 30, 2011.  This increase in average sales price is due to the overall increase in the spot price of propane during the respective periods.  The increase in wholesale sales from increased prices was reduced by a decrease in sales of $12.7 million from the effects of the decrease in sales volume during the three months ended September 30, 2011 as compared to the same period in 2010.

Cost of Sales.  Wholesale cost of sales increased $47.5 million during the three months ended September 30, 2011 as compared to wholesale cost of sales of $154.0 million during the three months ended September 30, 2010.  The increase is due to an increase of $60.1 million due to an increase in our propane cost from $1.12 per gallon during the three months ended September 30, 2010 to $1.56 per gallon during the three months ended September 30, 2011.  The increase in cost of sales resulting from propane price increases was reduced by a decrease in cost of sales of $12.6 million resulting from the decrease in sales volume during the respective periods.

General and Administrative Expenses.  General and administrative expenses of our wholesale supply and marketing segment increased $0.2 million during the three months ended September 30, 2011 as compared to general and administrative expenses of $0.4 million during the three months ended September 30, 2010.  This increase is due primarily to acquisition costs of approximately $0.4 million related to our SemStream acquisition that were incurred during the three months ended September 30, 2011.  There were no such costs during the same time period in 2010.

Operating Loss.  Our wholesale supply and marketing segment had an operating income of $0.3 million during the three months ended September 30, 2011 as compared to operating income of $0.7 million during the three months ended September 30, 2010, a decrease of $0.4 million.  This decrease is due primarily to a decrease in gross margin of $0.1 million and an increase in general and administrative expenses of $0.2 million.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

			Change in
	Three Months Ended September 30,		Pre-Existing
	2011	2010	Business
	(in thousands)
Operating revenues	$686	$629	$57
Cost of sales	(102)	(101)	(1)
Gross margin	584	528	56

Other operating expenses	34	21	(13)
General and administrative expenses	343	23	(320)
Depreciation and amortization	213	211	(2)
Segment operating income (loss)	$(6)	$273	$(279)

Revenues and Gross Margin.  Operating revenues and gross margin of our midstream segment increased during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as a result of an increase in terminal throughput.

Operating and General and Administrative Expenses.  Operating and general and administrative expenses of our midstream segment increased $0.3 million during the three months ended September 30, 2011 as compared to operating and general and administrative expenses of $0.04 million during the three months ended September 30, 2010.  This increase is due to an increase of approximately $0.1 million in compensation expenses resulting from an increase in employees and an increase resulting from acquisition costs of our SemStream acquisition of approximately $0.2 million.

Operating Income (Loss).  Our midstream segment had an operating loss of $6,000 during the three months ended September 30, 2011 as compared to operating income of $0.3 million during the three months ended September 30, 2010.  This decrease in our midstream segment operating income is due primarily to the impact of higher compensation costs related to an increase in employees and the acquisition costs of our SemStream acquisition that are charged to expense.

Six Months Ended September 30, 2011 and 2010

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the six months ended September 30, 2011, and 2010, respectively:

			Change Resulting From
			Acquisition	Change in
	Six Months Ended September 30,		of	Pre-Existing Business
Segment	2011	2010	Hicksgas	Volume	Percentage
	(gallons in thousands)
Retail propane	12,964	3,747	9,198	19	0.5%
Wholesale supply and marketing	250,265	272,422	—	(22,157)	(8.1)%
Midstream	49,259	43,704	—	5,555	12.7%
Total	312,488	319,873	9,198	(16,583)	(5.2)%

Our retail propane sales volumes for the six months ended September 30, 2011 increased 9.2 million gallons as compared to sales of 3.7 million gallons during the six months ended September 30, 2010 due entirely to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had retail sales of 9.2 million gallons during the six months ended September 30, 2011.  The increased sales of our pre-existing business during the six months ended September 30, 2011 were not significant.

Sales of our wholesale supply and marketing segment decreased 22.2 million gallons during the six months ended September 30, 2011 as compared to sales of 272.4 million gallons during the six months ended September 30, 2010.  This decrease in sales is due primarily to a decrease in purchases for storage by our wholesale customers and a reduced level of liftings from storage by our pre-sale customers.

Terminal throughput of our midstream segment for the six months ended September 30, 2011 increased 5.6 million gallons as compared to throughput of 43.7 million gallons during the six months ended September 30, 2010.  The increase in throughput volume is due primarily to the impact of favorable regional demand/supply variations and price factors.

Operating Income (Loss) by Segment

Our operating income (loss) by segment is as follows:

	Six Months Ended September 30,
Segment	2011	2010	Change
	(in thousands)
Retail propane	$(6,292)	$(2,569)	$(3,723)
Wholesale supply and marketing	(1,414)	567	(1,981)
Midstream	21	298	(277)
Corporate general and administrative expenses	(2,526)	(2,091)	(435)
Operating loss	$(10,211)	$(3,795)	$(6,416)

Corporate general and administrative increased $0.4 million during the six months ended September 30, 2011 compared to corporate general and administrative expenses of $2.1 million during the six months ended September 30, 2010.  This increase is due to the costs of being a public company.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

			Change Resulting From
			Acquisition	Change in
	Six Months Ended September 30,		of	Pre-Existing
	2011	2010	Hicksgas	Business
	(in thousands)
Propane sales	$26,256	$6,128	$18,790	$1,338
Parts, fittings, appliance and other sales	3,120	256	2,907	(43)
Service and rental income	2,701	484	2,228	(11)
Cost of sales - propane	(18,892)	(4,489)	(13,324)	(1,079)
Cost of sales - other sales	(2,422)	(260)	(2,256)	94
Gross margin	10,763	2,119	8,345	299

Operating expenses	12,294	3,330	8,830	(134)
General and administrative expenses	2,306	488	1,337	(481)
Depreciation and amortization	2,455	870	1,565	(20)
Segment operating loss	$(6,292)	$(2,569)	$(3,387)	$(336)

Revenues.  Propane sales for the six months ended September 30, 2011 increased $20.1 million during the six months ended September 30, 2011 as compared to propane sales of $6.1 million during the six months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  During the six months ended September 30, 2011, Hicksgas had total propane sales of $18.8 million, consisting of 9.2 million gallons sold at an average sales price of $2.04 per gallon.  Excluding the impact of Hicksgas, propane sales of our pre-existing business increased $1.3 million during the six months ended September 30, 2011 as compared to the same period in 2010, due entirely to the impact of price increases.

Cost of Sales.  Propane cost of sales for the six months ended September 30, 2011 increased $14.4 million during the six months ended September 30, 2011 as compared to propane cost of sales of $4.5 million during the six months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  During the six months ended September 30, 2011, Hicksgas’ average propane cost per gallon was $1.45.  Excluding the impact of Hicksgas, the propane cost of sales of our pre-existing business increased $1.1 million during the six months ended September 30, 2011 as compared to the same period in 2010, due entirely to the effect of propane price increases.  Overall, our propane cost per gallon averaged $1.46 during the six months ended September 30, 2011 compared to $1.20 per gallon during the six months ended September 30, 2010

Gross Margin.  Gross margin of our retail propane operation increased $8.6 million during the six months ended September 30, 2011 as compared to gross margin of $2.1 million during the six months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had total gross margin of $8.3 million during the six months ended September 30, 2011.  Excluding the impact of Hicksgas, the gross margin of our pre-existing business increased $0.3 million during the six months ended September 30, 2011 as compared to the same period in 2010 as a result of an increase in the gross margin from propane sales due to an overall increase in our average sales price in excess of the increase in our cost of propane.

Operating Expenses.  Operating expenses of our retail propane segment increased $9.0 million during the six months ended September 30, 2011 as compared to operating expenses of $3.3 million during the six months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had operating expenses of $8.8 million during the six months ended September 30, 2011.  The increase in operating expenses of our pre-existing business during the six months ended September 30, 2011 was not material.

General and Administrative Expenses.  General and administrative expenses of our retail propane segment increased $1.8 million during the six months ended September 30, 2011 as compared to general and administrative expenses of $0.5 million during the six months ended September 30, 2010.  This increase is due in part to the impact of our Hicksgas acquisition in October 2010.  During the six months ended September 30, 2011, Hicksgas had general and administrative expenses of $1.3 million.  In addition, the general and administrative expenses of our pre-existing business increased $0.5 million during the six months ended September 30, 2011 as compared to the same period in 2010.  This increase is due to acquisition costs of $0.6 million expensed during the period related primarily to our Osterman acquisition.

Depreciation and Amortization.  Depreciation and amortization expense of our retail propane segment increased $1.6 million during the six months ended September 30, 2011 as compared to depreciation and amortization expense of $0.9 million during the six months ended September 30, 2010.  This increase is due to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had depreciation and amortization expense of $1.6 million during the six months ended September 30, 2011.

Operating Loss.  Our retail propane segment had an operating loss of $6.3 million during the six months ended September 30, 2011 as compared to an operating loss of $2.6 million during the six months ended September 30, 2010, an increased loss of $3.7 million.  The increased operating loss is due primarily to the impact of our Hicksgas acquisition in October 2010.  Hicksgas had an operating loss of $3.4 million during the six months ended September 30, 2011.  The operating loss of our pre-existing business increased approximately $0.3 million during the six months ended September 30, 2011 primarily as a result of expensing the acquisition costs related to our Osterman acquisition.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

			Change in
	Six Months Ended September 30,		Pre-Existing
	2011	2010	Business
	(in thousands)
Wholesale supply sales	$387,947	$315,364	$72,583
Storage revenues	760	959	(199)
Cost of sales	(386,993)	(313,259)	(73,734)
Gross margin	1,714	3,064	(1,350)

Operating expenses	2,032	1,859	(173)
General and administrative expenses	898	540	(358)
Depreciation and amortization	198	98	(100)
Segment operating income (loss)	$(1,414)	$567	$(1,981)

Revenues.  Wholesale sales increased $72.6 million during the six months ended September 30, 2011 as compared to wholesale sales of $315.4 million during the six months ended September 30, 2010.  This increase is due to an increase in sales of $106.9 million as a result of increases in our average sales price, offset by a decrease in sales of $34.3 million as a result of a decrease in our sales volumes.  Our average sales price during the six months ended September 30, 2011 was $1.55 per gallon, compared to $1.16 per gallon during the six months ended September 30, 2010.  The increase in price is due to the overall increase in the spot price of propane during the respective periods.

Cost of Sales.  Wholesale cost of sales increased $73.7 million during the six months ended September 30, 2011 as compared to cost of sales of $313.3 million during the six months ended September 30, 2010.  This increase is due to an increase in cost of sales of $108.0 million as a result of the increase in the cost of propane, offset by a decrease in cost of sales of $34.3 million as a result in the decrease in sales volume.  Our overall average cost of propane during the six months ended September 30, 2011 was $1.55 per gallon, compared to $1.15 per gallon during the six months ended September 30, 2010.  The increase in propane cost is due to the overall increase in the spot price of propane during the respective periods.

Gross Margin.  Gross margin of our wholesale supply and marketing segment decreased $1.4 million during the six months ended September 30, 2011 as compared to gross margin of $3.1 million during the six months ended September 30, 2010.  The decline in gross margin is due primarily to the reduction in sales volume during the six months ended September 30, 2011 as compared to the same period in 2010.

Operating Expenses.  Operating expenses of our wholesale supply and marketing segment increased $0.2 million during the six months ended September 30, 2011 as compared to operating expenses of $1.8 million during the six months ended September 30, 2010.  This increase is due to increased compensation and insurance expenses resulting primarily from an increase in employees during the period.

General and Administrative Expenses.  General and administrative expenses of our wholesale supply and marketing segment increased $0.4 million during the six months ended September 30, 2011 as compared to general and administrative expenses of $0.5 million during the six months ended September 30, 2010.  This increase is due primarily to expensing acquisition costs of $0.4 million related to our acquisition of SemStream.

Operating Loss.  Our wholesale supply and marketing segment had an operating loss of $1.4 million during the six months ended September 30, 2011 as compared to operating income of $0.6 million during the six months ended September 30, 2010, a decrease in operating income of $2.0 million.  This decrease is due to a decrease in gross margin of $1.4 million, increased operating expenses of $0.2 million and an increase in general and administrative expenses of $0.4 million.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

			Change in
	Six Months Ended September 30,		Pre-Existing
	2011	2010	Business
	(in thousands)
Operating revenues	$1,182	$1,046	$136
Cost of sales	(200)	(194)	(6)
Gross margin	982	852	130

Other operating expenses	66	42	(24)
General and administrative expenses	470	91	(379)
Depreciation and amortization	425	421	(4)
Segment operating income (loss)	$21	$298	$(277)

Revenues and Gross Margin.  Operating revenues and gross margin of our midstream segment increased $0.1 million during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 due to the increase in terminal throughput volumes during the respective periods.

Operating and General and Administrative Expenses.  Operating and general and administrative expenses of our midstream segment increased $0.4 million during the six months ended September 30, 2011 as compared to operating and general and administrative expenses of $0.1 million for the six months ended September 30, 2010.  This increase is due primarily to expensing acquisition costs related to our SemStream acquisition of $0.2 million and an increase of $0.2 million in compensation and insurance expenses related to an increase in employees during the period.

Operating and Income (Loss).  Our midstream segment had operating income of $21,000 during the six months ended September 30, 2011 as compared to operating income of $0.3 million during the six months ended September 30, 2011.  This decrease in our midstream segment operating income is due primarily to the impact of higher compensation costs related to an increase in employees and the acquisition costs of our SemStream acquisition that are charged to expense.

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

Revolving Credit Facility

We expanded our revolving credit facility in August 2011.  Presently, our revolving credit facility provides for a total credit facility of $330 million, represented by a $130 million working capital facility and a $200 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  The borrowing base is determined in part by reference to certain trade position reports and mark-to-market reports delivered to the administrative agent and is subject to immediate adjustment for reductions in certain components of those reports.  A reduction to the borrowing base could require us to repay indebtedness in excess of the borrowing base.  In addition, three times per year, we can elect to reallocate the lesser of up to $75 million or the unused portion of our acquisition facility to the working capital facility.  At September 30, 2011, we had approximately $20 million and $200 million available borrowing capacity under our working capital and acquisition facility, respectively.

Subsequent to September 30, 2011, we elected to reallocate $50 million from our acquisition facility to our working capital facility.  In addition, we have borrowed approximately $107 million under our acquisition facility and an additional approximately $91 million under our working capital facility primarily in connection with our acquisitions of Osterman and SemStream.  At November 11, 2011, we had available for borrowing $16 million and $43 million under our working capital and acquisition facility, respectively.

Our revolving credit facility has a final maturity on October 1, 2016.  However, a total of $30 million of our working capital facility matures in February 2012.  In addition to customary mandatory prepayment restrictions, we must once a year, prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to less than $10.0 million for 30 consecutive days.

Borrowings under our revolving credit facility bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated EBITDA for the period of the four fiscal quarters most recently ended.  Interest is payable quarterly.  The interest rates vary at LIBOR plus 2.75% to 3.50% for any LIBOR borrowings or the bank’s prime rate plus 1.75% to 2.50% for any base rate borrowings (5% at September 30, 2011 for the working capital facility), in each case depending upon the leverage ratio.  We had no LIBOR borrowings at September 30, 2011.  We are also required to pay a commitment fee on the average unused commitment which varies from 0.375% to 0.5% depending on our leverage ratio.  Our revolving credit facility further indicates that our “leverage ratio” cannot exceed 4.0 to 1.0 at any quarter end as of September 30, 2011.  At September 30, 2011, our ratio of total funded debt to consolidated EBITDA was .05 to 1.

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

At September 30, 2011, we were in compliance with all debt covenants under our revolving credit facility.

Business Combinations

Osterman Combination

On October 3, 2011, we closed our business combination with Osterman in which we acquired substantially all of the retail propane assets of Osterman in exchange for 4 million common units and a payment of $96 million.  We funded the cash payment with advances under our acquisition facility.  There may be additional payments required due to a working capital adjustment provision in our agreement.  See Note 3 to our consolidated financial statements for additional information on the Osterman combination.  Osterman’s operations are located in the northeastern United States.

SemStream Combination

On November 1, 2011, we closed our business combination with SemStream in which we acquired substantially all of the operating assets of SemStream, consisting primarily of natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, as well as significant owned and leased storage facilities and rail cars, as well as approximately $100 million in natural gas liquids inventory.  We issued approximately 8.9 million common units and made a cash payment of approximately $93 million which we funded with $10 million from our acquisition facility and $83 million from our working capital facility.

Cash Flows

The following summarizes the sources of our cash flows for the periods indicated:

	NGL Energy Partners LP	NGL Supply, Inc.
	Six Months Ended	Six Months Ended
	September 30,	September 30,
Cash Flows Provided by (Used In):	2011	2010
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$(8,358)	$(2,491)
Changes in operating assets and liabilities	(44,434)	(28,258)

Operating activities	$(52,792)	$(30,749)

Investing activities	(2,867)	333

Financing activities	47,725	10,161

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

In general, our operating cash flows are generally at their lowest levels during our first and second fiscal quarters, or the six months ending September 30, when we experience operating losses or less operating income as a result of lower volumes of propane sales and terminal throughput and when we are building our inventory levels for the upcoming heating season.  Our operating cash flows are greatest during our third and fourth fiscal quarters, or the six months ending March 31, when our operating income levels are highest and customers pay for propane consumed during the heating season months.  We will generally borrow under our working capital facility to supplement our operating cash flows as necessary during our first and second quarters.  The table above reflects this general trend.  Our propane inventory volumes have also increased over the comparable period in 2010 due to the reduced level of liftings by our wholesale pre-sale customers.

Investing Activities.  Our cash flows from investing activities are primarily impacted by our capital expenditures and acquisitions.  In periods where we are engaged in significant acquisitions, we will generally realize negative cash flows in investing activities, which, depending on our cash flows from operating activities, may require us to increase the borrowings under our acquisition or working capital facilities.

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

We expect our distributions to owners to increase in future periods under the terms of our partnership agreement.  Based on the number of common and subordinated units outstanding after our initial public offering, if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $5.0 million per quarter ($20.0 million per year).  The common units issued in our acquisition of Osterman and SemStream will also result in increased distributions in future periods.  To the extent our cash flows from operating activities are not sufficient to finance distributions to our partners, we may be required to increase the borrowings under our working capital credit facility.

On May 5, 2011, we made a distribution of $3.85 million from available cash to our general partner and common unitholders as of March 31, 2011.  Also in May 2011, we used approximately $65.0 million of the proceeds from our initial public offering to repay advances under our acquisition facility.

During August 2011, we declared and paid a distribution of $2.5 million ($0.1669 per unit) to our general partner and unitholders of record on August 3, 2011.  This represented a pro rata distribution of our minimum quarterly distribution for the period from the closing date of our initial public offering (May 17, 2011) through June 30, 2011.  On October 21, 2011, we declared a distribution of $0.3375 per unit payable to our general partner and unitholders of record on October 31, 2011, excluding the units issued in connection with our Osterman acquisition.  We paid this distribution on November 14, 2011.

Changes in cash flow from financing activities of NGL Supply historically were due to advances from and repayments of its revolving credit facility, either to fund operating or investing requirements.  Prior to the six months ended September 30, 2010, NGL Supply’s financing cash flows to fund distributions to its shareholders were not substantial.  NGL Supply made distributions to its preferred stockholder each year as required.  NGL Supply also made a $7.0 million distribution to the owners of its common stock during the six months ended September 30, 2010 and redeemed its preferred stock in advance of our formation transactions.  Such distributions and the negative cash flows realized from operating activities during the six months ended September 30, 2010 required NGL Supply to increase borrowings under its revolving credit facility.

Contractual Obligations

The following table updates our contractual obligations summary through September 30, 2011 for our fiscal years ending thereafter (amounts in thousands):

		For the Six
		Months Ending					After
		March 31,	For the Years Ending March 31,				March 31,
	Total	2012	2013	2014	2015	2016	2016
	(in thousands)
Debt principal and interest payments –
Acquisition advances (1)	$—	$—	$—	$—	$—	$—	$—
Working capital advances (2)	50,000	30,000	10,000	—	—	—	10,000
Other long-term debt	737	195	452	90	—	—	—
Scheduled interest payments on acquisition facility (1)	—	—	—	—	—	—	—
Future estimated payments under terminal operating agreements	2,288	182	364	370	376	382	614
Future minimum lease payments under noncancelable storage and other operating leases	14,883	1,420	2,767	2,766	2,698	2,616	2,616
Fixed price commodity purchase commitments (3)	109,816	95,480	14,336	—	—	—	—
Index priced commodity purchase commitments (3) (4)	210,994	210,994	—	—	—	—	—
Total contractual obligations	$388,718	$338,271	$27,919	$3,226	$3,074	$2,998	$13,230

Gallons under fixed-price purchase commitments (thousands)	77,299	66,379	10,920	—	—	—
Gallons under index-price purchase commitments (thousands)	155,106	155,106	—	—	—	—

(1)  We had no outstanding advances under our acquisition revolving credit facility at September 30, 2011 as a result of the pay down of the advances using proceeds from our initial public offering in May 2011.  We are required to pay up to a 0.5% commitment fee on the average unused commitment depending on our leverage ratio.

(2)  Once each year, we are required to prepay borrowings under our working capital facility to reduce the outstanding borrowings to less than $10.0 million for 30 consecutive days. We are also required to pay down $30.0 million of our working capital facility in February 2012.  At September 30, 2011, we had $50.0 million in working capital borrowings at an interest rate of 5%.

(3)  At September 30, 2011, we had fixed priced and index priced sales contracts for approximately 101.8 million and 14.0 million gallons of propane and other natural gas liquids respectively.

(4)  Index prices are based on a forward price curve as of September 30, 2011.  A theoretical change of $0.10 per gallon in the underlying commodity price at September 30, 2011 would result in a change of approximately $15.5 million in the value of our index-based purchase commitments.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification Subtopic 260-10, or ASC 260-10, originally issued as FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” was ratified in June 2008 and applies to the calculation of earnings per share.  ASC 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We adopted ASC 260-10 in fiscal 2010.  The adoption of ASC 260-10 did not have a significant impact on our earnings per share calculation since we did not have any share-based compensation awards that represented “participating securities.”  However, this may have a significant impact on our earnings per unit computation in future periods.

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

The net book value of our property, plant and equipment was $66.4 million at September 30, 2011.  We recorded depreciation expense of $1.4 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $1.0 million for the six months ended September 30, 2011 and 2010, respectively.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2011, substantially all of our long-term debt is variable-rate debt.  Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability.  Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our revolving credit facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates.  As of September 30, 2011, we had no outstanding borrowings under our acquisition credit facility and $50.0 million borrowed against our working capital facility.

We have an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long-term debt.  This agreement converts a portion of our revolving credit facility floating rate debt into fixed rate debt on notional amounts of $8.5 million and end on June 30, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under this swap are based on three-month LIBOR rates.  We do not account for this agreement as a hedge.  At September 30, 2011, the fair value of this swap agreement was a liability of approximately $0.2 million and is recorded as accrued expenses and other payables in our consolidated balance sheet.

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

We take an active role in managing and controlling commodity price and credit risks and have established control procedures, which we review on an ongoing basis.  We monitor commodity price risk through a variety of techniques, including daily reporting of price changes to senior management.  We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on propane liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate.  The principal counterparties associated with our operations as of September 30, 2011 were propane retailers, resellers, energy marketers, producers, refiners and dealers.

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

Although we use derivative commodity instruments to reduce the market price risk associated with forecasted transactions, we have not accounted for such derivative commodity instruments as hedges.  In addition, we do not use such derivative commodity instruments for speculative or trading purposes.  As of September 30, 2011, the fair value of our unsettled commodity derivative instruments was a net liability of approximately $0.09 million.  A hypothetical change of 10% in the market price of propane would result in a decrease in the fair value of such derivative commodity instruments of approximately $0.2 million.  We record the changes in fair value of these derivative commodity instruments as cost of sales of our wholesale supply and marketing segment.

Fair Value

The value of our open derivative commodity instruments and interest rate swap contract at September 30, 2011 was a liability of $93,000 and $0.2 million, respectively.  See Note 11 to our condensed consolidated financial statements as of September 30, 2011 included elsewhere in this interim report for additional information.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

[This page intentionally left blank.]

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

Item 1A.                          Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in “Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2011.  The following risk factor amends and restates the risk factor with the same title appearing in our annual report.

Our propane terminaling operations depend on neighboring pipelines to transport propane.

We own propane terminals in Arizona, Arkansas, Illinois, Indiana, Minnesota, Missouri, Montana, Washington, Wisconsin and St. Catharines, Ontario. These facilities depend on pipeline and storage systems that are owned and operated by third parties. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport propane to and from our facilities and have a corresponding material adverse effect on our terminaling revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities affect the utilization and value of our terminaling services. We have historically been able to pass through the costs of pipeline transportation to our customers. However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our terminaling revenues.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults Upon Senior Securities

Not applicable.

Item 4.                                   [Removed and Reserved]

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

Exhibit Number		Description
2.1	—

Contribution and Sale Agreement dated as of August 12, 2011 by and among NGL Energy Partners LP, E. Osterman Propane, Inc., E. Osterman Gas Service, Inc., AO Energy, Inc., E. Osterman, Inc., E. Osterman Propane, Inc., E. Osterman Propane, LLC, Milford Propane, Inc., Osterman Associated Companies, Inc., Osterman Propane, Inc., Osterman Propane Storage, LP, Propane Gas, Inc., Saveway Propane Gas Service, Inc., V.E. Properties V, LLC, V.E. Properties VI, LLC, Osterman Realty of Ware, LLC, Vincent J. Osterman, Trustee of the Pioneer Valley Real Estate Trust III, Ernest Osterman and Vincent Osterman (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 001-35172) filed on October 7, 2011)

2.2	—

Contribution Agreement dated as of August 31, 2011 by and among SemStream, L.P., NGL Energy Partners LP, NGL Energy Holdings LLC and NGL Supply Terminal Company, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)

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

First Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 (File No. 333-172186) filed on May 4, 2011)

3.7	—

First Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-35172) filed on October 26, 2011)

3.8	—	Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)

Exhibit Number		Description
4.1	—

First Amended and Restated Registration Rights Agreement dated October 3, 2011 by and among NGL Energy Partners LP, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-35172) filed on October 7, 2011)

4.2	—

Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated November 1, 2011 by and between NGL Energy Holdings LLC and SemStream, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)

10.1+	—	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35172) filed on May 17, 2011)
10.2*	—

Sixth Amendment to Credit Agreement dated August 22, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto

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

*              Exhibits filed with this report.

**                                  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statement of Operations for the three months and six months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Partners’ Equity for the three months and six months ended September 30, 2011 and (v) Condensed Consolidated Statement of Cash Flows for the three months and six months ended September 30, 2011 and 2010.

+              Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC,
its general partner

Date: November 14, 2011		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 14, 2011		By:	/s/ Craig S. Jones
Craig S. Jones
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1	—

Contribution and Sale Agreement dated as of August 12, 2011 by and among NGL Energy Partners LP, E. Osterman Propane, Inc., E. Osterman Gas Service, Inc., AO Energy, Inc., E. Osterman, Inc., E. Osterman Propane, Inc., E. Osterman Propane, LLC, Milford Propane, Inc., Osterman Associated Companies, Inc., Osterman Propane, Inc., Osterman Propane Storage, LP, Propane Gas, Inc., Saveway Propane Gas Service, Inc., V.E. Properties V, LLC, V.E. Properties VI, LLC, Osterman Realty of Ware, LLC, Vincent J. Osterman, Trustee of the Pioneer Valley Real Estate Trust III, Ernest Osterman and Vincent Osterman (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 001-35172) filed on October 7, 2011)

2.2	—

Contribution Agreement dated as of August 31, 2011 by and among SemStream, L.P., NGL Energy Partners LP, NGL Energy Holdings LLC and NGL Supply Terminal Company, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)

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

First Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 (File No. 333-172186) filed on May 4, 2011)

3.7	—

First Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-35172) filed on October 26, 2011)

3.8	—	Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)

Exhibit Number		Description
4.1	—

First Amended and Restated Registration Rights Agreement dated October 3, 2011 by and among NGL Energy Partners LP, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-35172) filed on October 7, 2011)

4.2	—

Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated November 1, 2011 by and between NGL Energy Holdings LLC and SemStream, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)

10.1+	—	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-35172) filed on May 17, 2011)
10.2*	—

Sixth Amendment to Credit Agreement dated August 22, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto

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

*              Exhibits filed with this report.

**                                  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statement of Operations for the three months and six months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Partners’ Equity for the three months and six months ended September 30, 2011 and (v) Condensed Consolidated Statement of Cash Flows for the three months and six months ended September 30, 2011 and 2010.

+              Management contracts or compensatory plans or arrangements.