Form 10-Q
period 2011-12-31
NGL Energy Partners LP
filed 2012-02-14
CIK 1504461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 10, 2012, there were 23,296,253 common units and 5,919,346 subordinated units issued and outstanding.

Forward-Looking Statements

This quarterly report on Form 10-Q contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this quarterly report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•                                          the prices and market demand for propane and other natural gas liquids;

•                                          energy prices generally;

•                                          the price of propane compared to the price of alternative and competing fuels;

•                                          the general level of petroleum product demand and the availability of propane and other natural gas liquids supplies;

•                                          the level of domestic oil, propane and other natural gas liquids, and natural gas production;

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

•                                          the effect of weather conditions on demand for oil, natural gas, propane, and other natural gas liquids;

•                                          availability of local, intrastate and interstate transportation infrastructure;

•                                          availability and marketing of competitive fuels;

•                                          the impact of energy conservation efforts;

•                                          energy efficiencies and technological trends;

i

•                                          governmental regulation and taxation;

•                                          hazards or operating risks incidental to the transporting and distributing of propane and other natural gas liquids that may not be fully covered by insurance;

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

ii

PART I

Item 1.                                 Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2011 and March 31, 2011

(U.S. Dollars in Thousands)

	December 31,	March 31,
	2011	2011
		(Note 3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,368	$16,337
Accounts receivable - trade, net of allowance for doubtful accounts of $508 and $161, respectively	115,202	44,346
Accounts receivable - affiliates	2,770	—
Inventories	184,698	12,697
Product exchanges	3,793	427
Derivative financial instruments	4,424	783
Assets held for sale	3,500	—
Prepaid expenses and other current assets	7,389	2,900
Total current assets	332,144	77,490

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $9,155 and $2,871, respectively	227,893	66,020
GOODWILL	92,930	8,568
INTANGIBLE ASSETS, net of accumulated amortization of $5,035 and $1,558, respectively	99,264	11,755
OTHER ASSETS	2,974	—
Total assets	$755,205	$163,833

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$107,933	$37,244
Accrued expenses and other payables	9,698	3,711
Product exchanges	19,524	1,045
Advance payments received from customers	29,082	7,714
Payable to related parties	9,868	—
Current maturities of long-term debt	92,968	830
Total current liabilities	269,073	50,544

LONG-TERM DEBT, net of current maturities	117,590	65,541
OTHER NON-CURRENT LIABILITIES	222	395

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY, per accompanying statement:
General Partner — 0.1% interest; 27,743 and 10,945 notional units outstanding, respectively	409	72
Limited Partners — 99.9% interest —
Common units — 21,796,253 and 10,933,568 units outstanding, respectively (Note 10)	349,112	47,225
Subordinated units — 5,919,346 and no units outstanding, respectively	18,781	—
Accumulated other comprehensive income —
Foreign currency translation	18	56
Total partners’ equity	368,320	47,353
Total liabilities and partners’ equity	$755,205	$163,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Operations

Three Months and Nine Months Ended December 31, 2011 and 2010

(U.S. Dollars in Thousands, except per unit and per share amounts)

	NGL Energy Partners LP		NGL Energy Partners LP		NGL Supply, Inc.
			Nine Months Ended December 31, 2011 and 2010
	Three Months			Three Months	Six Months
	Ended			Ended	Ended
	December 31,			December 31,	September 30,
	2011	2010	2011	2010	2010
REVENUES:
Retail propane	$62,701	$31,662	$94,787	$31,662	$6,868
Wholesale supply and marketing	405,626	278,263	773,253	278,263	309,029
Midstream	2,322	1,212	3,504	1,212	1,046
Total Revenues	470,649	311,137	871,544	311,137	316,943

COST OF SALES:
Retail propane	40,502	20,697	61,825	20,697	4,749
Wholesale supply and marketing	399,131	270,623	765,044	270,623	305,965
Midstream	157	153	356	153	194
Total Cost of Sales	439,790	291,473	827,225	291,473	310,908

Gross Margin	30,859	19,664	44,319	19,664	6,035

OPERATING COSTS AND EXPENSES:
Operating	12,653	8,330	27,045	8,330	5,231
General and administrative	4,163	2,417	10,363	2,417	3,210
Depreciation and amortization	5,402	1,696	8,480	1,696	1,389
Operating Income (Loss)	8,641	7,221	(1,569)	7,221	(3,795)

OTHER INCOME (EXPENSE):
Interest income	197	93	422	93	66
Interest expense	(2,676)	(1,314)	(4,989)	(1,314)	(372)
Other, net	86	56	215	56	124
Income (Loss) Before Income Taxes	6,248	6,056	(5,921)	6,056	(3,977)

INCOME TAX (PROVISION) BENEFIT	(158)	—	(158)	—	1,417

Net Income (Loss)	6,090	6,056	(6,079)	6,056	(2,560)

Net Income (Loss) Allocated to General Partner	6	6	(6)	6

Net Loss Attributable to Noncontrolling Interest					45

Net Income (Loss) Allocable to Limited Partners or Attributable to Parent Equity	$6,084	$6,050	$(6,073)	$6,050	$(2,515)

Basic and Diluted Earnings (Loss) Per Common Unit or Share	$0.24	$0.55	$(0.41)	$0.55	$(128.46)

Basic and Diluted Earnings (Loss) per Subordinated Unit	$0.28	$—	$(0.20)	$—

Basic and Diluted Weighted average units outstanding:
Common	18,699,590	10,933,568	12,491,836	10,933,568
Subordinated	5,919,346	—	4,929,201	—

Weighted average common shares outstanding:
Basic					19,711
Diluted					19,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months and Nine Months Ended December 31, 2011 and 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP		NGL Energy Partners LP		NGL Supply, Inc.
			Nine Months Ended December 31, 2011 and 2010
	Three Months			Three Months	Six Months
	Ended			Ended	Ended
	December 31,			December 31,	September 30,
	2011	2010	2011	2010	2010
Net income (loss)	$6,090	$6,056	$(6,079)	$6,056	$(2,560)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	18	32	(38)	32	(15)

Comprehensive income (loss)	$6,108	$6,088	$(6,117)	$6,088	$(2,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Equity

Nine Months Ended December 31, 2011

(U.S. Dollars in Thousands)

		Limited		Limited		Accumulated
		Partners		Partners		Other	Total
	General	Common		Subordinated		Comprehensive	Partners’
	Partner	Units	Amount	Units	Amount	Income	Equity
BALANCES, March 31, 2011	$72	10,933,568	$47,225	—	$—	$56	$47,353
Distribution to partners ($0.35 per unit)	(4)	—	(3,846)	—	—	—	(3,850)
Conversion of common units to subordinated units	—	(5,919,346)	(23,485)	5,919,346	23,485	—	—
Sale of units in public offering, net	—	4,025,000	75,227	—	—	—	75,227
Repurchase of common units	—	(175,000)	(3,418)	—	—	—	(3,418)
Units issued in business combinations, net of issuance costs (Note 3)	—	12,932,031	266,235	—	—	—	266,235
General partner contribution	355	—	—	—	—	—	355
Net loss	(6)	—	(4,355)	—	(1,718)	—	(6,079)
Distribution to partners ($0.1669 per unit)	(3)	—	(1,479)	—	(988)	—	(2,470)
Distribution to partners ($0.3375 per unit)	(5)	—	(2,992)	—	(1,998)	—	(4,995)
Foreign currency translation adjustment	—	—	—	—	—	(38)	(38)
BALANCES, December 31, 2011	$409	21,796,253	$349,112	5,919,346	$18,781	$18	$368,320

The accompanying notes are an integral part of this condensed consolidated financial statement.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2011 and 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP		NGL Supply, Inc.
		Nine Months Ended December 31, 2010
	Nine Months	Three Months	Six Months
	Ended	Ended	Ended
	December 31,	December 31,	September 30,
	2011	2010	2010
OPERATING ACTIVITIES:
Net income (loss)	$(6,079)	$6,056	$(2,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,026	2,120	1,825
Deferred income tax benefit	—	—	(1,417)
Bad debt provision	405	17	3
Commodity derivative gain	(2,179)	(528)	(226)
Gain on sale of assets	(84)	—	(124)
Other	43	—	8
Changes in operating assets and liabilities, net of acquisitions —
Accounts receivable	(66,459)	(36,006)	203
Inventories	(64,458)	16,853	(59,598)
Product exchanges, net	15,873	(9,290)	18,688
Prepaid expenses and other current assets	5,487	1,828	(1,023)
Accounts payable	68,583	33,346	(3,741)
Accrued expenses and other payables	514	(256)	(2,699)
Payable to affiliates	5,738	—	—
Advance payments received from customers	18,926	(13,997)	19,912
Net cash provided by (used in) operating activities	(13,664)	143	(30,749)

INVESTING ACTIVITIES:
Purchases of long-lived assets	(4,131)	(671)	(280)
Cash paid for acquisitions of businesses	(192,588)	(17,128)	(123)
Cash flows from commodity derivatives	2,097	559	426
Proceeds from sales of assets	309	—	185
Collection of long-term receivables	138	—	125
Net cash provided by (used in) investing activities	(194,175)	(17,240)	333

FINANCING ACTIVITIES:
Formation transaction contributions	—	11,040	—
Proceeds from sale of common units, net of offering costs	74,805	(1,533)	—
Repurchase of common units	(3,418)	—	—
Proceeds from borrowings under revolving credit facility	350,500	87,354	34,490
Payments on revolving credit facility	(205,500)	(34,489)	(13,590)
Payments on other long-term debt	(1,158)	(615)	(722)
Debt issuance costs	(2,044)	(4,302)	—
Distributions to partners	(11,315)	—	—
Exercise of stock options of NGL Supply	—	1,430	—
Preferred stock redemption	—	—	(3,000)
Common stock dividends of NGL Supply	—	(40,000)	(7,000)
Preferred stock dividends	—	—	(17)
Net cash provided by financing activities	201,870	18,885	10,161
Net increase (decrease) in cash and cash equivalents	(5,969)	1,788	(20,255)
Cash and cash equivalents, beginning of period	16,337	3,983	24,238
Cash and cash equivalents, end of period	$10,368	$5,771	$3,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

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

NGL Supply was determined to be the acquirer in our formation transactions effected in October 2010.  NGL Supply was organized on July 1, 1985 as a successor to a company founded in 1967, and was a diversified, vertically integrated provider of propane services including retail propane distribution; wholesale supply and marketing of propane and other natural gas liquids; and midstream operations consisting of propane terminal operations and services.  As discussed in Note 3, in October 2010, we acquired the retail propane businesses of Hicksgas located in Indiana and Illinois.  In October 2011, we acquired the retail propane businesses of the Osterman Associated Companies (see Note 3) located in the northeastern United States.  We have acquired additional retail propane operations subsequent to December 31, 2011 (see Note 14).

Our retail propane segment sells propane and propane-related products and services to residential, commercial and agricultural customers in Massachusetts, Connecticut, Maine, New Hampshire, New York, Rhode Island, Vermont, Indiana, Illinois, Kansas, and Georgia (see Note 14).

We expanded our wholesale supply and marketing and our midstream segments in the November 2011 acquisition of SemStream (see Note 3).  Our wholesale supply and marketing segment provides propane and other natural gas liquids to customers at open-access terminals throughout the common carrier pipeline systems in the Mid-Continent, Midwest, West Coast, Gulf Coast and Northeast regions of the United States.  Our wholesale supply and marketing services include shipping and maintaining storage on these pipeline systems and supplying customers through terminals; refineries; owned, third-party and leased tank cars; and truck terminals.  Our wholesale customers include various refineries, multistate marketers ranging in size from national and regional distribution companies to medium and small independent propane companies located throughout the country.

Our midstream segment provides terminal service for propane and other natural gas liquids to customers through our fifteen proprietary terminals located in Illinois; Missouri; Arizona; Arkansas; Indiana; Minnesota; Montana; Washington; Wisconsin; and St. Catharines, Ontario, Canada.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2011 and the three months ended December 31, 2010 include our accounts and all of our direct and indirect subsidiaries.  All significant intercompany transactions

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

and account balances have been eliminated in consolidation.  The condensed consolidated financial statements for the six months ended September 30, 2010 represent the financial statements of NGL Supply.

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

Business Combinations

We account for business combinations using the acquisition method and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets.  Goodwill primarily represents the value of synergies between the acquired entities and the Partnership and the acquired assembled workforce.  Identifiable intangible assets with finite lives are amortized over their useful lives.  We include the results of operations of acquired businesses from the acquisition date.  We expense all other acquisition-related costs as incurred.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

Revenue Recognition

Our revenue is primarily generated by the sale of propane and other natural gas liquids and propane-related parts, fittings and appliances in the United States and by services and rentals provided by our retail propane, wholesale supply and marketing, and terminal operations in the United States and, to a lesser extent, Canada.

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

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•                                          Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.  We did not have any fair value measurements categorized as Level 1 at December 31, 2011 or March 31, 2011.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

•                                          Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.  Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements.  All of our derivative financial instruments and our product exchange assets and liabilities were categorized as Level 2 at December 31, 2011 and March 31, 2011 (see Note 11).  We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments.  Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                                          Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.  We had no assets or liabilities measured using Level 3 measurements as of December 31, 2011 and March 31, 2011.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the periods indicated (in thousands):

			Nine Months Ended December 31,
				Three Months	Six Months
				Ended	Ended
	Three Months Ended December 31,			December 31,	September 30,
	2011	2010	2011	2010	2010

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Units issued in acquisitions (non-cash)	$266,655	$22,326	$266,655	$22,326	$—
Interest paid	$1,121	$1,159	$1,980	$1,159	$335
Income taxes paid	$—	$—	$—	$—	$220

Cash flows from commodity derivative instruments that are not accounted for as hedges are classified as cash flows from investing activities in the consolidated statements of cash flows.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

Account Details

Inventories consist of the following (in thousands):

	December 31,	March 31,
	2011	2011

Propane and other natural gas liquids	$179,764	$9,529
Other	4,934	3,168
	$184,698	$12,697

Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS.”  The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity.  Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy.  The new guidance is effective during interim and annual periods beginning after December 15, 2011and is required to be applied on a prospective basis.  We do not believe that the adoption of ASU 2011-04 will have a material impact on our results of operations or financial condition.

In September 2011, the FASB issued guidance on testing goodwill for impairment.  The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by GAAP.  Previous guidance required an entity to test goodwill for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit is less than the carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the new guidance, an entity is not required to calculate fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to evaluate goodwill annually for impairment.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We plan to adopt the new guidance during our quarter ending March 31, 2012.  We do not believe the adoption of the new guidance will have a material impact on our financial condition or results of operations.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

Note 3 — Business Combinations

Fiscal 2012

Osterman

On August 15, 2011, we entered into a business combination agreement with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family (collectively, “Osterman”) for retail propane operations in the northeastern United States in order to expand our retail propane operations.  We closed the combination on October 3, 2011 and funded the combination with cash of $96 million and the issuance of 4 million common units.  The agreement contemplates a working capital payment post closing for certain specified working capital items, currently estimated as a liability of approximately $3.9 million.  We have valued the 4 million limited partner common units at $81.8 million based on the closing price of our common units on the closing date ($20.47 per unit).  The cash payments were funded with advances under our acquisition facility.  We incurred and charged to general and administrative expense through December 31, 2011 approximately $750,000 of costs related to the Osterman transaction.  We also incurred costs related to the equity issuance of approximately $122,000 which we charged to equity.

We have included the results of Osterman’s operations in our consolidated financial statements beginning October 3, 2011.  During the three months ended December 31, 2011, Osterman’s operations resulted in revenues of approximately $29.3 million and operating income of approximately $2.4 million.

We have not completed the initial accounting for the business combination.  We are in the process of identifying, and obtaining an independent appraisal of, the fair value of the assets acquired in the combination.  The estimates of fair value reflected as of December 31, 2011 are subject to change and such changes could be material.  Revisions to these estimates will be recorded retrospectively.  We expect to complete this process prior to our year end of March 31, 2012.  We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$4,802
Propane and other inventory	3,981
Other current assets	212
Property, plant and equipment:
Land	4,500
Tanks and other retail propane equipment (20 years)	65,000
Vehicles (5 years)	20,000
Buildings (30 years)	6,500
Other equipment (5 years)	1,520
Amortizable intangible assets:
Customer relationships (20 years)	68,479
Tradenames (indefinite life)	5,000
Goodwill	7,254
Assumed current liabilities	(5,431)
Consideration paid	$181,817

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

SemStream

On August 31, 2011, we entered into a business combination agreement with SemStream L.P. (“SemStream”), which we closed on November 1, 2011.  We entered into this business combination in order to expand our midstream and wholesale supply and marketing operations.  SemStream contributed substantially all of its natural gas liquids business and assets to us in exchange for 8,932,031 of our limited partner common units and a cash payment of approximately $93 million, which we funded with $10 million from our acquisition facility and $83 million from our working capital facility.  We have valued the 8.9 million limited partner common units at approximately $184.8 million, based on the closing price of our common units on the closing date ($21.07) reduced by the expected present value of distributions for the units which are not eligible for full distributions until the quarter ending September 30, 2012 (see Note 10).

The agreement also contemplates a working capital payment post closing for certain specified working capital items, currently estimated as a receivable of $2.2 million.  In addition, in exchange for a cash contribution, SemStream acquired a 7.5% interest in our general partner.  We incurred and charged to general and administrative expense through December 31, 2011 approximately $603,000 of costs related to the SemStream transaction.  We also incurred costs of approximately $300,000 related to the equity issuance that we charged to equity.

The assets comprise 12 natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, 12 million gallons of above ground propane storage, 3.7 million barrels of underground leased storage for natural gas liquids and a rail fleet of approximately 350 leased and 12 owned cars and approximately $104 million of natural gas liquids inventory.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

We have included the results of SemStream’s operations in our consolidated financial statements beginning November 1, 2011.  The operations of SemStream are reflected in our wholesale supply and marketing and midstream segments.  Subsequent to the combination with SemStream, we combined the marketing operations with our pre-existing marketing operations.  As a result, we are unable to determine the specific amount of revenues and operating income of the wholesale supply and marketing segment that resulted from the SemStream combination for the three months ended December 31, 2011.  The midstream operations of SemStream resulted in revenues of approximately $1 million and an operating loss of approximately $0.2 million during the three months ended December 31, 2011.

We have not completed the initial accounting for the business combination.  We are beginning the process of identifying, and obtaining an independent appraisal of, the fair value of the assets acquired in the business combination.  The estimates of fair value reflected as of December 31, 2011 are subject to change and such changes could be material.  Revisions to these estimates will be recorded retrospectively.  We expect to complete this process prior to our year end of March 31, 2012.  We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$2,222
Propane and other natural gas liquids inventory	104,226
Derivative financial instruments	3,578
Assets held for sale	3,500
Prepaids and other current assets	9,736
Property, plant and equipment:
Land	3,267
Tanks and terminals (30 years)	57,478
Vehicles and rail cars (3-10 years)	562
Buildings (10 years)	59
Other (5 - 10 years)	3,507
Investment in capital lease	3,112
Amortizable intangible assets:
Customer relationships (10 years)	14,784
Goodwill	76,558
Assumed current liabilities	(4,760)
Consideration paid	$277,829

Pro Forma Results of Operations

The operations of Osterman and SemStream have been included in our statements of operations since the closing dates.  The following unaudited pro forma consolidated results of operations for the periods ended December 31, 2011 and 2010 are presented as if the combinations of Osterman, SemStream and Hicksgas (discussed below) had been made, and our initial public offering, unit split and unit conversion (see Note 10) had been completed, on April 1, 2010 (in thousands, except per unit data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenues	$569,445	$676,219	$1,312,266	$1,352,986
Net income (loss)	7,551	12,951	(22,125)	(17,890)
Limited partners’ interest in net income (loss)	7,544	12,938	(22,103)	(17,872)
Basic and diluted earnings per Common Unit	0.27	0.47	(0.80)	(0.64)
Basic and diluted earnings per Subordinated Unit	0.27	0.47	(0.80)	(0.64)

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of intangible assets, use

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

of the proceeds from our initial public offering to pay debt issued to finance the Hicksgas acquisition and certain other adjustments.  The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the period presented or the future results of the combined operations.

The earnings per unit are computed as if the outstanding units as of December 31, 2011 had been outstanding for the period since April 1, 2010, and as if distributions were paid on all outstanding units.

Other

During the nine months ended December 31, 2011, we closed the following additional acquisitions:

•                                          retail propane operations in Kansas for a total cash payment of $2.1 million;

•                                          retail operations in Illinois for a total cash payment of approximately $1.3 million.

These operations have been included in our results of operations since the acquisition date, and have not been significant.  The pro forma impact of these acquisitions is not significant.

During the nine months ended December 31, 2011, we incurred and charged to general and administrative expenses approximately $434,000 of other acquisition-related costs related to these acquisitions and those discussed in Note 14.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

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

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

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

The operations of Hicksgas have been included in our statements of operations since they were acquired in October 2010.  The pro forma impact of the Hicksgas combination for periods prior to the combination is included in the pro forma presentation above.

Note 4 — Earnings per Common Unit or Common Share

Our earnings per common and subordinated unit or per share of common stock (EPU) for the periods indicated below were computed as follows:

				Nine Months Ended December 31, 2010
	Three Months		Nine Months	Three Months	Six Months
	Ended		Ended	Ended	Ended
	December 31,		December 31,	December 31,	September 30,
	2011	2010	2011	2010	2010
	(dollars in thousands, except per unit or per share amounts)
Earnings (Loss) per Limited Partner Unit or Common Stock:
Net income (loss) or net income (loss) to the parent equity	$6,090	$6,056	$(6,079)	$6,056	$(2,515)
Income (loss) allocable to general partner	6	6	(6)	6
Preferred stock dividends					(17)

Net income (loss) allocable to limited partners or common shareholders	$6,084	$6,050	$(6,073)	$6,050	$(2,532)

Allocation for EPU computation purposes — Common units or common stockholders	$4,412	$6,050	$(5,111)	$6,050	$(2,532)

Subordinated units	$1,672	$—	$(962)	$—	$—

Earnings (Loss) per common unit or common share — Basic and Diluted	$0.24	$0.55	$(0.41)	$0.55	$(128.46)

Weighted average common units or common shares outstanding - Basic and Diluted	18,699,590	10,933,568	12,491,836	10,933,568	19,711

Earnings (Loss) per subordinated unit - Basic and Diluted	$0.28	$—	$(0.20)	$—

Weighted average subordinated units outstanding - Basic and Diluted	5,919,346	—	4,929,201	—

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

We compute earnings per unit on the two class method under which the earnings are allocated to the common and subordinated units based on the amount to be distributed for the period.  The remaining earnings are allocated to the common and subordinated units on a pro rata basis in accordance with the provisions of our Partnership agreement.

In the computation of diluted earnings per common share of NGL Supply for the six months ended September 30, 2010, the impact of the outstanding stock options prior to exercise (approximately 237 shares) has not been included because the effect would be anti-dilutive.

Note 5 - Property, Plant and Equipment

Our property, plant and equipment, net of depreciation, consists of the following as of the indicated dates:

	December 31,	March 31,
Description and Useful Life	2011	2011
	(in thousands)
Terminal assets (30 years)	$77,399	$18,933
Retail propane equipment (5-15 years)	98,102	30,360
Vehicles and rail cars (3-10 years)	29,192	7,666
Information technology equipment (3 years)	1,249	678
Buildings (30 years)	14,190	7,053
Land (nondepreciable) and other (3-10 years)	16,916	4,201
	237,048	68,891
Less: Accumulated depreciation	9,155	2,871
Net property, plant and equipment	$227,893	$66,020

Depreciation expense was approximately $3.9 million and $1.4 million for the three months ended December 31, 2011 and 2010, respectively, and approximately $6.5 million, $1.4 million and $1.0 million for the nine months ended December 31, 2011, the three months ended December 31, 2010 and the six months ended September 30, 2010, respectively.

Note 6 — Goodwill and Intangible Assets

The changes in the balance of goodwill during the nine months ended December 31, 2011 were as follows (in thousands):

Balance, March 31, 2011, as retrospectively adjusted (see Note 3)	$8,568
Retail propane acquisitions	7,804
SemStream combination —
Wholesale supply and marketing segment	58,508
Midstream segment	18,050
Balance, December 31, 2011	$92,930

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

Goodwill by segment is as follows (in thousands):

	December 31,	March 31,
	2011	2011

Retail propane	$14,338	$6,534
Wholesale supply and marketing	60,542	2,034
Midstream	18,050	—
	$92,930	$8,568

Our intangible assets consist of the following as of the indicated dates:

		December 31, 2011		March 31, 2011
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortizable —
Supply and storage agreements	8 years	$1,802	$1,001	$1,802	$400
Customer lists	8-10 years	2,282	387	2,033	154
Customer relationships	15-20 years	85,463	1,379	2,170	200
Non-compete agreements	2-6 years	1,950	757	1,550	239
Debt issuance costs	5 years	6,972	1,511	4,928	565
Total amortizable		98,469	5,035	12,483	1,558

Non-Amortizable —
Trade names	Indefinite	5,830	—	830	—
Total		$104,299	$5,035	$13,313	$1,558

Expected amortization of our amortizable intangible assets is as follows (in thousands):

Year Ending March 31,
2012 (three months)	$2,202
2013	8,549
2014	7,506
2015	7,496
2016	6,978
Thereafter	60,703
$93,434

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

Amortization expense was as follows (in thousands):

				Nine Months Ended December 31, 2010
	Three Months		Nine Months	Three Months	Six Months
	Ended		Ended	Ended	Ended
	December 31,		December 31,	December 31,	September 30,
	2011	2010	2011	2010	2010
Recorded in
Cost of sales	$200	$200	$600	$200	$400
Depreciation and amortization	1,482	295	1,931	295	392
Interest expense	291	224	946	224	43
	$1,973	$719	$3,477	$719	$835

Note 7 - Long-Term Debt

Our long-term debt consists of the following:

	December 31,	March 31,
	2011	2011
	(in thousands)
Revolving credit facility —
Acquisition loans	$107,500	$65,000
Working capital loans	102,500	—
Other notes payable	558	1,371
	210,558	66,371
Less - current maturities	92,968	830
Long-term debt	$117,590	$65,541

Revolving Credit Facility

We and our subsidiaries have a $330 million credit agreement (the “Credit Agreement”) with a group of banks, consisting of a $130 million working capital facility and a $200 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  In addition, up to three times per year, we can elect to reallocate the lesser of up to $75.0 million or the unused portion of our acquisition facility at the request date to our working capital facility.  We have reallocated $30.0 million to our working capital facility through December 31, 2011.  Substantially all of our assets are pledged as collateral under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated EBITDA for the period of the four fiscal quarters most recently ended.  Interest is payable quarterly.  Interest rates vary at LIBOR plus 2.75% to 3.50% for any LIBOR borrowings, or the bank’s prime rate plus 1.75% to 2.50% for any base rate borrowings, depending on the leverage ratio.  We are also required to pay a 0.375% commitment fee on all

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

undrawn commitments when our leverage ratio is less than or equal to 3.0 to 1.0, otherwise the commitment fee is 0.50%.

At December 31, 2011, $65.0 million of our borrowings on the working capital facility bore interest at a rate of 3.31% (under the LIBOR option) and $37.5 million of our borrowings on the working capital facility bore interest at a rate of 5.25% (under the base rate option).  At December 31, 2011, $97.5 million of our borrowings on the acquisition facility bore interest at a rate of 3.56% (under the LIBOR option) and $10.0 million of our borrowings bore interest at a rate of 5.25% (under the base rate option).

Our revolving credit facility further requires that our “leverage ratio” cannot exceed 4.25 to 1.0 at any quarter end.  At December 31, 2011, our ratio of total funded debt to consolidated EBITDA was 2.52 to 1.

During the three months and nine months ended December 31, 2011, we had a maximum borrowing under our working capital facility of approximately $151.5 million, and an average borrowing of $105.5 million and $44.6 million, respectively.  The weighted average interest rate of our working capital borrowings during the three months and nine months ended December 31, 2011 was 5.2% and 5.5%, respectively.

As amended on January 13, 2012, the Credit Agreement has a final maturity on October 1, 2016, except for a $30 million portion of the working capital facility that terminates on August 1, 2012.  Once a year, we must prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to less than $10.0 million for 30 consecutive days.  In May 2011, we repaid the $65.0 million advances under our acquisition facility using the proceeds from our initial public offering (see Note 10).  During the three months ended December 31, 2011, we borrowed approximately $107.5 million against our acquisition facility and approximately $52.5 million against our working capital facility (net of repayments), primarily to fund our business combinations with Osterman and SemStream and our annual inventory build.  We had $18.8 million of letters of credit outstanding at December 31, 2011.

Our revolving credit facility includes customary events of default.  At December 31, 2011, we were in compliance with all debt covenants to our revolving credit facility.  Our revolving credit facility also contains various covenants limiting our ability to (subject to certain exceptions), among other things:

•                                          incur other indebtedness (other than permitted debt as defined in the credit facility);

•                                          grant or incur liens on our property;

•                                          create or incur any contingent obligations;

•                                          make investments, loans and acquisitions;

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

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

Other Notes Payable

The other notes payable of approximately $0.6 million, mature as follows (in thousands):

Year Ending March 31,
2012 (three months)	$16
2013	452
2014	90
$558

Note 8 - Income Taxes

We qualify as a partnership for income taxes.  As such, we will not pay any U.S. Federal income tax.  Rather, each owner will report their share of our income or loss on their individual tax returns.  Accordingly, no income tax provision has been recorded for the three months and nine months ended December 31, 2011.  The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information regarding each partner’s basis in the Partnership.

As a publicly-traded partnership, we are allowed to have non-qualifying income up to 10% of our gross income and not be subject to taxation as a corporation.  We have a taxable corporate subsidiary which holds certain assets and operations that represent “non-qualifying income” for a partnership.  As a result, our taxable subsidiary will be subject to income taxes related to the taxable income generated by its operations.  During the three month and nine month period ended December 31, 2011, we have accrued an income tax provision of $158,000 for such entity.  The subsidiary’s effective tax rate of approximately 38% differs from the statutory rate due to state income taxes.

NGL Supply’s deferred tax benefit for the six month period ended September 30, 2010 was computed using the expected annual effective tax rate which differs from the statutory rate due to the effect of state income taxes.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

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

	2011	2010
Three months ended December 31	$93	$89
Nine months ended December 31, 2011	270
Nine months ended December 31, 2010 —
Three months ended December 31, 2010		89
Six months ended September 30, 2010		175

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

The total minimum monthly fee as of December 31, 2011 is approximately $30,000.  During the remaining term of the primary ten-year period and the five-year extension, the estimated minimum annual commitments for the Propane Business Operating & Maintenance Agreement for the remainder of the year ending March 31, 2012 and the years ending March 31, 2013 through March 31, 2016 are as follows (in thousands):

Year Ending March 31,
2012 (three months)	$93
2013	364
2014	370
2015	376
2016	382

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

The storage agreement requires a specified minimum storage payment which varies by year, plus additional charges to the extent we had more than the designated 850,000 barrels in storage at any time. The total lease charge recorded in cost of sales on our consolidated statements of operations was as follows (in thousands):

	2011	2010
Three months ended December 31	$108	$108
Nine months ended December 31, 2011	325
Nine months ended December 31, 2010 —
Three months ended December 31, 2010		108
Six months ended September 30, 2010		217

As of December 31, 2011, the monthly storage charge is approximately $36,000.  The estimated future annual storage charge will be approximately $0.1 million during the remainder of the year ending March 31, 2012.  We are presently negotiating an extension to this storage agreement; however, there is no guarantee any such extension will be executed or on the same terms.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

Other Operating Leases

We have executed various noncancelable operating lease agreements for office space, underground propane storage, trucks, real estate, equipment, rail cars and bulk propane storage tanks.  Rental expense relating to operating leases (excluding the Borger lease discussed above) was as follows (in thousands):

	2011	2010
Three months ended December 31	$1,358	$702
Nine months ended December 31, 2011	2,918
Nine months ended December 31, 2010 —
Three months ended December 31, 2010		702
Six months ended September 30, 2010		1,325

Future minimum lease payments at December 31, 2011, are as follows (in thousands):

Year Ending March 31,
2012 (three months)	$1,688
2013	14,191
2014	14,122
2015	8,379
2016	8,340
$46,720

Sales and Purchase Contracts

We have entered into sales and purchase contracts for propane and other natural gas liquids to be delivered in future periods.  These contracts require that the parties physically settle the transactions with natural gas liquid inventory.  At December 31, 2011, we had fixed-price outstanding sales contracts of approximately $187.2 million (approximately 123.8 million gallons) and fixed-price outstanding purchase contracts of approximately $74.8 million (approximately 54.4 million gallons).  These contracts have terms that expire at various dates through December 2012.

Agreements with Affiliates

In connection with the SemStream combination, we executed a transition services agreement with SemGroup Corporation (SemGroup) under which we pay approximately $150,000 per month.  The agreement is to expire on March 31, 2012 or at such time as agreed by both parties or upon our written request.  During the three months ended December 31, 2011, we paid approximately $299,000 under this agreement.

We lease certain office space from an affiliate for which we pay rent of approximately $12,000 per month.  During the three months ended December 31, 2011, we incurred total expenses

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

of approximately $36,000.  The future commitments of such lease arrangements are included in the lease payment detail above.

Employee Benefits

We maintain a 401(k) defined contribution plan for eligible employees under which eligible employees may contribute amounts up to the statutory limits and we provide matching contributions up to a stipulated percentage of the employee contributions.  Contributions to the plan, if any, are at our discretion.  Contributions to the plan totaled approximately $0.3 million for the nine months ended December 31, 2011.

Note 10 — Equity

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

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

additional common units from us were used to redeem 175,000 of the common units outstanding prior to our initial public offering.

Issuance of Units in Business Combinations

In connection with the Osterman transaction (see Note 3), we issued 4 million common units which have been valued based on the closing market price of our units on the closing date ($20.47 per unit) less approximately $122,000 of equity issuance costs.  These units were not eligible for any distributions declared or made with respect to any of our fiscal quarters ending prior to the closing date of our transaction.

In connection with the SemStream transaction (see Note 3), we issued 8,932,031 limited partner common units which have been valued based on the closing market price of our units on the closing date ($21.07 per unit) less the effect of the distributions that will not be paid on such units and less $300,000 of equity issuance costs.  SemStream has waived ordinary course cash distributions on a total of 3,932,031 of these units prior to August 30, 2012 and 5 million of the units are eligible only for two thirds of the distribution declared for the quarter ended December 31, 2011.

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

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

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

During the quarter ended December 31, 2011, we distributed a total of $5.0 million ($0.3375 per unit) to unitholders of record on October 31, 2011, excluding the units issued in our Osterman combination.

Subsequent to December 31, 2011, we declared a distribution of $0.35 per unit to unitholders of record on February 3, 2012, excluding those units issued in the SemStream combination that are not eligible for distributions and the units issued in our business combination with Pacer (see Note 14).  This distribution will be paid on February 14, 2012.

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

The following table presents the estimated fair value measurements of our assets and liabilities carried at fair value in our condensed consolidated financial statements at the dates indicated:

		December 31, 2011			March 31, 2011
Item	Recorded As	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Commodity derivatives	Derivative Financial Instruments	$—	$4,424	$—	$—	$783	$—
Product exchanges	Product Exchanges	—	3,793	—	—	427	—

Liabilities:
Product exchanges	Product Exchanges	—	19,524	—	—	1,045	—
Interest rate derivatives	Accrued Expenses	—	187	—	—	293	—

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

We have entered an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long term debt.  This agreement converts a portion of our revolving credit facility floating rate debt into fixed rate debt on a notional amount of $8.5 million and ends on June 30, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under this swap are based on three-month LIBOR rates.  We do not account for this agreement as a hedge.

The following table sets forth our open commodity derivative contract positions at December 31, 2011 and March 31, 2011.  We do not account for these derivatives as hedges.

		Notional	Estimated
		Units	Fair Value
Underlying Contracts	Period	(thousand barrels)	(in thousands)
As of December 31, 2011 -
Propane swaps	Jan 2012 - Dec 2012	3,870	$4,636
Normal butane swaps	Jan 2012 - Mar 2012	187	(120)
Natural gasoline swaps	Jan 2012 - Mar 2012	70	(92)
			$4,424

As of March 31, 2011 -
Propane swaps	April 2011 - Dec 2011	794	$783

We recorded the following net gains (losses) from our commodity and interest rate derivatives during the periods indicated (in thousands):

				Nine Months Ended December 31, 2010
	Three Months		Nine Months	Three Months	Six Months
	Ended		Ended	Ended	Ended
	December 31,		December 31,	December 31,	September 30,
	2011	2010	2011	2010	2010
Commodity contracts -
Unrealized gain (loss)	$938	$(31)	$76	$(31)	$(200)
Realized gain (loss)	711	559	2,103	559	426
Interest rate swaps	6	69	(281)	69	—
Total	$1,655	$597	$1,898	$597	$226

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

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

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

Note 12 - Segments

We have three reportable segments, two of which conduct their business exclusively in the United States, while our midstream terminal operations are conducted in the United States and, to a lesser extent, Canada.  We evaluate our operating segments’ performance based on gross margin, operating income and EBITDA.  Our segments and their respective financial information are as follows:

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

				Nine Months Ended December 31, 2010
	Three Months		Nine Months	Three Months	Six Months
	Ended		Ended	Ended	Ended
	December 31,		December 31,	December 31,	September 30,
	2011	2010	2011	2010	2010

Revenues:
Retail propane —
Propane sales	$56,946	$27,810	$83,212	$27,810	$6,128
Sales of parts, fittings, water-softeners, and other	2,279	2,348	5,399	2,348	256
Propane service and water-softener and tank rental revenues	3,476	1,504	6,176	1,504	484
Wholesale supply and marketing —
Wholesale supply sales
Propane	340,006	238,819	651,246	238,819	243,908
Other NGLs	80,646	46,689	157,353	46,689	71,456
Affiliates	8,417	—	8,417	—	—
Storage revenues and other	801	722	1,561	722	959
Midstream —
Terminal fees	2,127	1,212	3,309	1,212	1,046
Other	195	—	195	—	—
Elimination of intersegment wholesale supply sales	(24,244)	(7,967)	(45,324)	(7,967)	(7,294)
Total revenues	$470,649	$311,137	$871,544	$311,137	$316,943

Gross Margin:
Retail propane —
Propane sales	$18,301	$9,096	$25,676	$9,096	$1,638
Sales of parts and fittings and water-softeners	422	365	1,110	365	(3)
Propane service and water-softener and tank rental revenues	3,476	1,504	6,176	1,504	484
Wholesale supply and marketing —
Wholesale supply sales	5,694	6,919	6,648	6,919	2,105
Storage revenues and other	801	722	1,561	722	959
Midstream	2,165	1,058	3,148	1,058	852
Total gross margin	$30,859	$19,664	$44,319	$19,664	$6,035

Depreciation and Amortization:
Retail propane	$4,237	$1,435	$6,692	$1,435	$870
Wholesale supply and marketing	447	50	645	50	98
Midstream	718	211	1,143	211	421
Total depreciation and amortization	$5,402	$1,696	$8,480	$1,696	$1,389

Operating Income (Loss):
Retail propane	$4,851	$1,517	$(1,441)	$1,517	$(2,569)
Wholesale supply and marketing	3,940	6,443	2,526	6,443	567
Midstream	770	794	792	794	298
General and administrative expenses not allocated to segments	(920)	(1,533)	(3,446)	(1,533)	(2,091)
Total operating income (loss)	$8,641	$7,221	$(1,569)	$7,221	$(3,795)

Other items not allocated by segment:
Interest income	197	93	422	93	66
Interest expense	(2,676)	(1,314)	(4,989)	(1,314)	(372)
Other income, net	86	56	215	56	124
Income tax (provision) benefit	(158)	—	(158)	—	1,417
Net income (loss)	$6,090	$6,056	$(6,079)	$6,056	$(2,560)

Geographic Information for our Midstream Segment:
Revenues:
United States	$2,257	$1,137	$3,365	$1,137	$975
Canada	65	75	139	75	71
Gross margin:
United States	2,101	983	3,009	983	782
Canada	64	75	139	75	70
Operating income (loss):
United States	777	799	1,002	799	423
Canada	(7)	(5)	(210)	(5)	(125)

Additions to property, plant and equipment including acquisitions (accrual basis):
Retail propane	$100,095	$36,557	$103,151	$36,557	$265
Wholesale supply and marketing	2,890	5	3,118	5	15
Midstream	62,465	—	62,465	—	15
Corporate	—	—	—	—	15
Total	$165,450	$36,562	$168,734	$36,562	$310

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

	December 31,	March 31,
	2011	2011

Total assets:
Retail propane	$267,127	$78,566
Wholesale supply and marketing	367,538	57,507
Midstream	112,896	19,279
Corporate	7,644	8,481
Total	$755,205	$163,833

Long-lived assets, net:
Retail propane	$237,195	$58,997
Wholesale supply and marketing	73,236	4,537
Midstream	107,169	18,446
Corporate	5,461	4,363
Total	$423,061	$86,343

Note 13 - Transactions with Affiliates

We purchase from and sell natural gas liquids to affiliates at either index-based or negotiated prices.  During the three months ended December 31, 2011, sales to affiliates totaled approximately $8.4 million and purchases from affiliates totaled approximately $9.7 million.  We had no significant transactions with affiliates prior to September 30, 2011.

Receivables from affiliates at December 31, 2011 consist of the following (in thousands):

Estimated working capital settlement on SemStream	$2,222
Other	548
$2,770

Payables to related parties at December 31, 2011 consist of the following (in thousands):

Estimated working capital settlement on Osterman	$3,937
Purchases of natural gas liquids	5,925
Other	6
$9,868

Note 14 - Subsequent Events

On January 3, 2012, we completed the acquisition of Pacer Propane (“Pacer”) assets in exchange for approximately $32.2 million in cash (including the working capital settlement) and 1.5 million of our common units.

NGL ENERGY PARTNERS LP

AND NGL SUPPLY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2011 and March 31, 2011 and for the

Three Months and the Nine Months Ended December 31, 2011 and 2010

The combination with Pacer, founded in 1991, allows us to expand our retail propane operations in the states of Washington, Oregon, Utah, Colorado, Illinois and Mississippi.  We have not completed the initial accounting for this combination.  We will include the operations of Pacer in our results of operations beginning on January 3, 2012.

On February 3, 2012, we closed an acquisition of the propane and distillate operations and assets of North American Propane (NAP) for cash of approximately $66.8 million, subject to adjustment for certain assumed liabilities, working capital and other specified items.  This acquisition allows us to further expand our retail propane operations in the northeastern United States.  We have not completed the initial accounting for this combination.  We will include the operations of NAP in our results of operations beginning on February 3, 2012.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations as of and for the three months and nine months ended December 31, 2011.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Company Overview

We are a Delaware limited partnership formed in September 2010.  We had no operations through September 30, 2010.  As part of our formation, in October 2010, we acquired and combined the assets and operations of NGL Supply, primarily a wholesale propane and terminaling business founded in 1967, and Hicksgas, primarily a retail propane business founded in 1940.  We do not have our own historical financial statements for periods prior to our formation.  The financial statements of NGL Supply became our historical financial statements for all periods prior to October 1, 2010.  Thus, all information contained herein for the six months ended September 30, 2010 represents the financial information of NGL Supply.

We own and, through our subsidiaries, operate a vertically integrated propane and other natural gas liquids business with three reportable operating segments:  retail propane; wholesale supply and marketing; and midstream.  We engage in the following activities through our operating segments:

•                                          our retail propane business sells propane to end users consisting of residential, agricultural, commercial and industrial customers;

•                                          our wholesale supply and marketing business supplies propane and other natural gas liquids and provides related storage to retailers, wholesalers and refiners; and

•                                          our midstream business, which currently consists primarily of our propane and other natural gas liquids terminaling business, takes delivery of propane and other natural gas liquids from pipelines and trucks at our terminals and storage hubs and transfers the liquids to third-party transport trucks, pipelines and rail cars for delivery to retailers, wholesalers and other customers.

Our businesses represent a combination of “margin-based,” “cost-plus” and “fee-based” revenue generating operations.  Our retail propane business generates margin-based revenues, meaning our gross margin depends on the difference between our propane sales price and our total propane supply cost.

Our wholesale supply and marketing business generates cost-plus revenues.  Cost-plus represents our aggregate total natural gas liquids supply cost plus a margin to cover our replacement cost consisting of cost of capital, storage, transportation, fuel surcharges and an appropriate competitive margin.  The margins we realize in our wholesale business are substantially less as a percentage of revenues or on a per gallon basis than our retail propane business.  We attempt to reduce our exposure to the impact of price fluctuations by using “back-to-back” contractual agreements and “pre-sale” agreements which essentially allow us to lock in a margin on a percentage of our winter volumes.

Our midstream business generates fee-based revenues derived from a cents-per-gallon charge for the transfer of propane and other natural gas liquids volumes, or throughput, at our terminals.  Our midstream business is impacted primarily by throughput volumes at our terminals.  Throughput volumes are impacted by weather, agricultural uses of propane, refinery needs for blending stocks and general economic conditions, all of which are beyond our control.  We are able to somewhat mitigate the potential decline in throughput volumes by preselling volumes to customers at our terminals in advance of the demand period through our wholesale supply and marketing segment.

Historically, the principal factors affecting each of our businesses have been demand for propane and other natural gas liquids and our cost of supply, as well as our ability to maintain or expand our realized margin from our margin-based and cost-plus operations.

Seasonality and Weather

Seasonality and weather have a significant impact on propane demand which impacts all of our segments, but the most significant impact is on our retail propane segment.  A large portion of our retail propane operation is in the residential market where propane is used primarily for heating purposes.  Approximately 70 - 75% of our retail propane volume is sold during the peak heating season from October through March.  Seasonal volume variations also impact our wholesale supply and marketing and midstream segments.  Consequently, our sales, operating profits and positive operating cash flows are generated mostly in the third and fourth quarters of each fiscal year.  We have historically realized operating losses and negative operating cash flows during our first and second fiscal quarters.  See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

Propane Price Fluctuations

Fluctuations in the price of propane can have a direct impact on our reported revenues and sales volumes and may affect our gross margins depending on our success of passing cost increases on to our retail propane and wholesale supply and marketing customers.  The range of low and high-spot propane prices per gallon at our principal pricing hubs for the periods indicated and the prices as of period end were as follows:

	Conway, Kansas			Mt. Belvieu
	Spot Price Per Gallon		Spot Price Per Gallon	Spot Price Per Gallon		Spot Price Per Gallon
	Low	High	At Period End	Low	High	At Period End
Three Months Ended December 31,
2011	$1.1394	$1.4187	$1.1394	$1.3262	$1.5412	$1.3975
2010	1.1175	1.2888	1.2775	1.1694	1.3419	1.3187
Nine Months Ended December 31,
2011	$1.1394	$1.4900	$1.1394	$1.3262	$1.6275	$1.3975
2010	0.8812	1.2888	1.2775	0.9631	1.3419	1.3187

Historically, we have been successful in passing on price increases to our customers.  We monitor propane prices daily and adjust our retail prices to maintain expected margins by passing on the wholesale costs to our customers.  We believe that volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

In periods of significant propane price increases we have experienced, and expect to continue to experience, conservation of propane used by our customers that could result in a decline in our sales volumes, revenues and gross margins of each of our operating segments.  In periods of decreasing costs, we have experienced an increase in our gross margin.

Recent Developments

The following transactions that occurred during the period since our formation in October 2010 impact the comparability of our results of operations for the three months and nine months ended December 31, 2011 and 2010:

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

Revolving Credit Facility

On October 14, 2010, we entered into a revolving credit facility with a group of lenders.  The revolving credit facility, as amended in January, February, April, May, and August 2011, and January 2012, provides for a total credit facility of $330 million, represented by a $130 million working capital facility and a $200 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  See “—Liquidity, Sources of Capital and Capital Resource Activities” for further discussion of our credit facility.

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

Osterman Combination

On October 3, 2011, we closed our business combination with Osterman in which we acquired substantially all of the retail propane assets of Osterman in exchange for 4 million of our common units and a payment of $96 million.  We funded the cash payment with advances under our acquisition facility.  There may be additional payments required due to a working capital adjustment provision in the agreement.  See Note 3 to our consolidated financial statements for additional information on the Osterman combination.  Osterman’s operations are located in the northeastern United States.  We have included Osterman in our financial statements since the combination date.

We expect that, on an annual basis, the Osterman combination will significantly expand our retail propane operations, increasing our sales volumes, revenues, gross margin and operating income over the levels we have achieved in prior periods.  The acquisition will also result in an increase in our interest expense due to the utilization of our acquisition facility to fund the contribution.

SemStream Combination

On November 1, 2011, we closed our business combination with SemStream in which we acquired substantially all of the operating assets of SemStream, consisting primarily of natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, as well as significant owned and leased storage facilities and rail cars, as well as approximately $104 million in natural gas liquids inventory.  We issued 8,932,031 common units and made a cash payment of approximately $93 million.  There may be additional payments required due to a working capital adjustment provision in the agreement.  In addition, SemStream made a cash contribution for a 7.5% interest in our general partner.

We expect that, on an annual basis, the SemStream acquisition will significantly expand our midstream operations through an increase in our fee-based revenues, as well as the gross margin and operating income of our midstream operations in future periods over the levels we have achieved previously.  We expect these operations to significantly expand our wholesale supply and marketing operations resulting in an increased gross margin and operating income for that segment.  The combination will also result in an increase in our interest expense due to the utilization of our acquisition and working capital facilities to fund the combination.

Pacer Propane Combination

On January 3, 2012, we closed our business combination with Pacer Propane (“Pacer”) in which we acquired substantially all of the assets of Pacer in exchange for approximately $32.2 million in cash (including the working capital settlement) and 1.5 million of our common units.

Pacer’s assets consist of retail propane operations in the states of Washington, Oregon, Utah, Colorado, Illinois and Mississippi.

The combination with Pacer expands our geographic footprint into the western states, and is expected to increase our retail propane gross margin and operating income, and will enhance our weather diversification strategy.  The combination will also result in an increase in our interest expense due to the utilization of our acquisition facility to fund the combination.

North American Propane Acquisition

On February 3, 2012, we closed our acquisition of North American Propane (NAP) in which we acquired substantially all of NAP’s assets for a cash payment of $66.8 million.

NAP’s assets consist of retail propane and distillate operations in the northeastern United States.  This acquisition is expected to increase our retail propane gross margin and operating income.  The acquisition will also result in an increase in our interest expense due to the utilization of our acquisition facility to fund the acquisition.

Summary Discussion of Operating Results for the Three Months Ended December 31, 2011

Sales and throughput volumes in all of our segments increased overall as a result of our combination with Osterman and SemStream for the three months ended December 31, 2011 compared to the same period in 2010.  However, we believe that unseasonably warm weather in all our operating regions had a significant negative impact on our sales volumes, revenues, gross margins, operating income and net income.

Our net income for the three months ended December 31, 2011 was $6.1 million, compared to net income of $6.1 million for the three months ended December 31, 2010.  Our operating income increased $1.4 million due to the impact of our Osterman and SemStream combinations.  Interest expense, however, increased by $1.4 million during the quarter as compared to the same period in 2010 due to the increased borrowing to finance the Osterman and SemStream combinations.

Our operating and general and administrative expenses for the three months ended December 31, 2011 increased as compared to the same period in 2010 due to our combination with Osterman and SemStream and the costs associated with being a public company.

Analysis of our operating results by segment for the three and nine months ended December 31, 2011 is provided below.

Looking forward, during the last quarter of our fiscal year ending March 31, 2012, the combination of a weak demand for propane and other natural gas liquids due to the economy, and a continuation of the significantly warmer than normal winter weather conditions we have experienced through December 31, 2011, or the failure of counterparties to perform due to those conditions, could result in reduced retail and wholesale sales and terminal throughput volumes, revenues, gross margins and operating income for each of our segments, as well as a reduction of our cash flows from operating activities.  As of December 31, 2011, our review of the lower of cost or market position of our inventory indicated that no writedown of inventory values was required.  However, if the warmer than normal winter weather conditions and volatile market prices for propane and other natural gas liquids we experienced during the three months ended December 31, 2011 continue and we are unable to reduce our inventory to normal seasonal levels by March 31, 2012, it may be necessary for us to record a writedown of our inventory values at that date.

We are presently reviewing our overhead and operational expense structure and are taking measures to improve our operating efficiencies.  We believe that our overall financial strength, operating cash flows and present liquidity position should help us effectively manage our operations in this difficult operating environment.

Consolidated Results of Operations

The following table summarizes our historical consolidated results of operations for the three months and nine months ended December 31, 2011, our consolidated results of operations for the three months ended December 31, 2010 and NGL Supply’s consolidated results of operations for the six months ended September 30, 2010.

				Nine Months Ended December 31, 2010
	Three Months		Nine Months	Three Months	Six Months
	Ended		Ended	Ended	Ended
	December 31.		December 31,	December 31,	September 30,
	2011	2010	2011	2010	2010

Operating revenues	$470,649	$311,137	$871,544	$311,137	$316,943
Cost of sales	439,790	291,473	827,225	291,473	310,908
Gross margin	30,859	19,664	44,319	19,664	6,035
Operating and general and administrative expenses	16,816	10,747	37,408	10,747	8,441
Depreciation and amortization	5,402	1,696	8,480	1,696	1,389
Operating income (loss)	8,641	7,221	(1,569)	7,221	(3,795)
Interest expense	(2,676)	(1,314)	(4,989)	(1,314)	(372)
Interest and other income	283	149	637	149	190
Income (loss) before income taxes	6,248	6,056	(5,921)	6,056	(3,977)
(Provision) Benefit for deferred income taxes	(158)	—	(158)	—	1,417
Net income (loss)	6,090	6,056	(6,079)	6,056	(2,560)
Net income (loss) allocated to General Partner	6	6	(6)	6
Net income (loss) attributable to non-controlling interests					(45)
Net income (loss) allocated to Limited Partners or net income (loss) attributable to Parent Equity	$6,084	$6,050	$(6,073)	$6,050	$(2,515)

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

		Amortization	Average
	Letter of	of Debt	Total Debt	Average
	Credit	Issuance	Balance	Interest
	Fees	Costs	Outstanding	Rate
Three Months Ended December 31,
2011	$48	$291	$207,346	4.52%
2010	5	224	76,232	5.59%
Nine Months Ended December 31,
2011	291	946	89,999	5.12%
2010, consisting of:
Three months ended December 31, 2010	5	224	76,232	5.59%
Six months ended September 30, 2010	16	43	13,854	4.50%

The increased levels of debt outstanding during the three months and nine months ended December 31, 2011 are due to borrowings to finance the business combinations with Hicksgas, Osterman and SemStream, and borrowings to finance our seasonal inventory build-up.

Interest and Other Income

Our non-operating other income consists of the following:

				Nine Months Ended December 31, 2010
	Three Months		Nine Months	Three Months	Six Months
	Ended		Ended	Ended	Ended
	December 31,		December 31,	December 31,	September 30,
	2011	2010	2011	2010	2010

Interest income	$197	$93	$422	$93	$66
Gain on sale of assets	38	—	84	—	124
Other	48	56	131	56	—
	$283	$149	$637	$149	$190

Income Tax Provision

Our income tax expense for the three and nine months ended December 31, 2011 relates to earnings of our taxable C Corporation subsidiary.  See Note 8 to the condensed consolidated financial statements for additional information.

The income tax provision of NGL Supply fluctuates based on the level of realized pretax income.  As a percentage of pretax income, the variance from the expected or statutory rate of 35% is due to the effects of state income taxes and a valuation allowance recorded each period related to the losses incurred by the propane terminal in St. Catharines, Ontario, which we refer to as Gateway.

Non-Controlling Interests

Non-controlling interests represent the 30% of Gateway NGL Supply did not own through September 30, 2010.  We own 100% of Gateway subsequent to September 30, 2010.  The operations of Gateway have historically resulted in net losses.

Non-GAAP Financial Measures

The following tables reconcile net income (loss) or net income (loss) to parent equity to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures, for the periods indicated:

				Nine Months Ended December 31, 2010
	Three Months		Nine Months	Three Months	Six Months
	Ended		Ended	Ended	Ended
	December 31,		December 31,	December 31,	September 30,
	2011	2010	2011	2010	2010
	(in thousands)
EBITDA:
Net income (loss) or net income (loss) to parent equity	$6,090	$6,056	$(6,079)	$6,056	$(2,515)
Provision (Benefit) for income taxes	158	—	158	—	(1,417)
Interest expense	2,676	1,314	4,989	1,314	372
Depreciation and amortization	5,602	1,896	9,080	1,896	1,789
EBITDA	$14,526	$9,266	$8,148	$9,266	$(1,771)
Unrealized (gain) loss on derivative contracts	(938)	31	(76)	31	200
Gain on sale of assets	(38)	—	(84)	—	(124)
Adjusted EBITDA	$13,550	$9,297	$7,988	$9,297	$(1,695)

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

Segment Operating Results

Items Impacting the Comparability of Our Financial Results

Our results of operations are significantly impacted by seasonality and weather, primarily due to the increase in volumes of propane sold by our retail and wholesale segments during the peak heating season of October through March, as well as the increase in terminal throughput volumes during the heating season.  In addition, price fluctuations of propane and other natural gas liquids can have a significant impact on our sales volumes, revenues, cost of sales and gross margins in all of our segments.  As a result of our business combination with NGL Supply and Hicksgas in October 2010, Osterman in October 2011, and SemStream in November 2011 and the impact of seasonality and weather conditions, our results of operations for the three months and nine months ended December 31, 2011 are not indicative of the results we would anticipate for a full fiscal year.

Three Months Ended December 31, 2011 and 2010

As a result of our business combinations with Osterman and SemStream, our results of operations for each of our segments for the three months ended December 31, 2011 are not comparable to our results of operations for the three months ended December 31, 2010.  Where practicable, we have separately quantified the variation that results from these combinations in the following discussion.

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the three months ended December 31, 2011, and 2010, respectively:

			Change Resulting From
	Three Months Ended December 31,		Osterman	SemStream
Segment	2011	2010	Combination	Combination	Other
	(gallons in thousands)
Retail propane	24,694	14,676	10,184	—	(166)
Wholesale supply and marketing —
Propane	237,490	191,833	—	—	45,657
Other NGLs	50,456	26,421	—	—	24,035
Midstream	79,273	50,451	—	24,954	3,868
Total	391,913	283,381	10,184	24,954	73,394

Our retail propane sales volumes for the three months ended December 31, 2011 increased approximately 10 million gallons as compared to 14.7 million gallons for the three months ended December 31, 2010.  This increase is due primarily to our Osterman combination in October 2011.  Osterman had total sales of approximately 10.2 million gallons during the three months ended December 31, 2011.  Propane sales from our pre-existing operations decreased approximately 0.2 million gallons during the three months ended December 31, 2011 as compared to the same period in 2010.  That decrease is due primarily to the warmer weather in 2011.  Heating degree days for our Kansas operating area increased approximately 0.5%; however, heating degree days for our Indiana and Illinois operating area decreased approximately 15.6% during the period, resulting in an overall decline of sales volumes.

Sales of our wholesale supply and marketing segment for the three months ended December 31, 2011 increased a total of approximately 70 million gallons as compared to sales of 218.3 million gallons during the three months ended December 31, 2010.  We combined the marketing operations of SemStream with our marketing operations at the closing date of the SemStream combination, and, as a result, we are unable to quantify specifically the increase which results from that combination.  However, the combination with SemStream is the primary factor resulting in the increase in our sales volumes.  In addition, the combination with SemStream allowed us to significantly expand our marketing of other natural gas liquids (butanes and natural gasoline) through the use of the owned and leased rail cars acquired in that combination.  We have separately identified the sales of propane and other natural gas liquids in the table above due to the increased significance of the sales of other natural gas liquids.

Terminal throughput of our midstream segment for the three months ended December 31, 2011 increased approximately 28.9 million gallons as compared to throughput of 50.5 million gallons during the three months ended December 31, 2010.  The increase in our number of terminals from three to 15 as a result of the SemStream combination in November 2011 resulted in an increase in throughput of approximately 25 million gallons during the three months ended December 31, 2011.  The throughput in our pre-existing terminals increased approximately 3.9 million gallons as compared to the same period in 2010 primarily as a result of increased wholesale propane sales.

Operating Income by Segment

Our operating income by segment is as follows:

	Three Months Ended December 31,
Segment	2011	2010	Change
	(in thousands)
Retail propane	$4,851	$1,517	$3,334
Wholesale supply and marketing	3,940	6,443	(2,503)
Midstream	770	794	(24)
Corporate general and administrative expenses	(920)	(1,533)	613
Operating income	$8,641	$7,221	$1,420

Corporate general and administrative expenses decreased $0.6 million during the three months ended December 31, 2011 as compared to the same period in 2010.  This decrease is due to costs incurred during the three months ended December 31, 2010 related to our combination with NGL Supply and Hicksgas.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

			Change Resulting From
				Other
	Three Months Ended December 31,		Osterman	Increase (Decrease)
	2011	2010	Combination	in Operating Income
	(in thousands)
Propane sales	$56,946	$27,810	$26,821	$2,315
Parts, fittings, appliance and other sales	2,279	2,348	589	(658)
Service and rental income	3,476	1,504	1,899	73
Cost of sales - propane	(38,645)	(18,714)	(17,420)	(2,511)
Cost of sales - other sales	(1,857)	(1,983)	(752)	878
Gross margin	22,199	10,965	11,137	97

Operating expenses	10,599	7,363	4,108	872
General and administrative expenses	2,512	650	1,805	(57)
Depreciation and amortization	4,237	1,435	2,807	5
Segment operating income	$4,851	$1,517	$2,417	$917

Revenues.  Propane sales for the three months ended December 31, 2011 increased approximately $29.1 million as compared to propane sales of $27.8 million during the three months ended December 31, 2010.  This increase is due primarily to the impact of our Osterman combination in October 2011.  Osterman had propane sales of $26.8 million during the three months represented by sales of 10.2 million gallons at an average sales price of $2.63 per gallon.  Excluding the impact of Osterman, our pre-existing operations realized an increase in propane sales of approximately $2.3 million during the three months ended December 31, 2011 as compared to the same period in 2010, primarily as a result of an increase in the average sales price.

Cost of Sales.  Propane cost of sales for the three months ended December 31, 2011 increased $19.9 million as compared to propane cost of sales of $18.7 million during the three months ended December 31, 2010.  This increase is due primarily to the impact of our Osterman combination.  Osterman had propane cost of sales of $17.4 million during the three months ended December 31, 2011, represented by sales of 10.2 million gallons at an average cost of $1.71 per gallon.  Excluding the impact of Osterman, our pre-existing operations had an increase in propane cost of sales of $2.5 million as compared to the same period in 2010, primarily as a result of an increase in the average cost per gallon.

Gross Margin.  Gross margin of our retail propane operation increased $11.2 million during the three months ended December 31, 2011 as compared to gross margin of $11.0 million during the three months ended December 31, 2010.  This increase is due primarily to the impact of our Osterman combination in October 2011.  Osterman had a total gross margin of $11.1 million during the three months ended December 31, 2011, consisting of gross margin from propane sales of $9.4 million and gross margin of $1.7 million from other propane-related activities.  The overall increase in gross margin of our pre-existing operations during the three months ended December 31, 2011 as compared to the same period in 2010 is not material.

Operating Expenses.  Operating expenses of our retail propane segment increased $3.2 million during the three months ended December 31, 2011 compared to operating expenses of $7.4 million during the three months ended December 31, 2010.  This increase is due primarily to the impact of our Osterman combination.  Osterman had total operating expenses of $4.1 million during the three months ended December 31, 2011.  Operating expenses of our pre-existing operations decreased approximately $0.9 million during the three months ended December 31, 2011 as compared to the same period in 2010.  This decrease was due primarily to reduced insurance, office and repair expenses.

General and Administrative Expenses.  General and administrative expenses of our retail propane segment increased $1.9 million during the three months ended December 31, 2011 compared to general and administrative expenses of $0.6 million during the three months ended December 31, 2010.  This increase is due to the impact of our Osterman combination and the impact of $0.5 million of acquisition related expense that cannot be capitalized under GAAP.

Depreciation and Amortization.  Depreciation and amortization expense of our retail propane segment increased $2.8 million during the three months ended December 31, 2011 as compared to depreciation and amortization expense of $1.4 million during the three months ended December 31, 2010.  This increase is due primarily to depreciation and amortization expense of the long-lived assets acquired in the Osterman combination.

Operating Income.  Our retail propane segment had operating income of approximately $4.8 million during the three months ended December 31, 2011 as compared to operating income of $1.5 million during the three months ended December 31, 2010.  This increased operating income of $3.3 million is due to operating income of the Osterman operations for the three months ended December 31, 2011 of $2.4 million and an increase in the operating income of our pre-existing operations of approximately $0.9 million for the three months as compared to the comparable period in 2010.  The increased operating income of our pre-existing operation is due to an improved gross margin and reduced overall expenses.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Three Months Ended December 31,		Increase (Decrease)
	2011	2010	in Operating Income
	(in thousands)
Wholesale supply sales —
Propane	$340,006	$238,819	$101,187
Other NGLs - Third parties	80,646	46,689	33,957
Other NGLs - Affiliates	8,417	—	8,417
Storage and other revenues	801	722	79
Cost of sales	(423,375)	(278,589)	(144,786)
Gross margin	6,495	7,641	(1,146)

Operating expenses	1,525	931	(594)
General and administrative expenses	583	217	(366)
Depreciation and amortization	447	50	(397)
Segment operating income	$3,940	$6,443	$(2,503)

Revenues.  Total wholesale sales increased $143.6 million during the three months ended December 31, 2011 as compared to total wholesale sales of $285.5 million during the three months ended December 31, 2010.  This overall increase in wholesale sales is due primarily to the impact of our SemStream combination and an increase in wholesale customer pre-buys as compared to the same period in 2010.  Sales of other natural gas liquids has increased approximately $34 million as compared to the same period in 2010 primarily as a result of the impact of the SemStream combination and resulting acquisition of owned and leased rail cars which allowed us to significantly expand our marketing of such liquids.  Sales to affiliates consists of sales of condensate and other natural gas liquids to an affiliated company.  Such affiliate sales are made either on index-referenced or negotiated fixed prices.

The increase in propane sales consists of an increase of $65.4 million resulting from volume increases, and an increase of $35.7 million resulting from an increase in average sales price from $1.24 per gallon during the three months ended December 31, 2010 to $1.43 per gallon during the three months ended December 31, 2011.

The increase in sales of other natural gas liquids (including sales to affiliates) of $42.4 million is due to the increase in volumes.  The average sales price for other natural gas liquids of $1.77 per gallon during the three months ended December 31, 2011 was unchanged from the average sale price for the comparable period in 2010.

Cost of Sales.  Wholesale cost of sales increased $144.8 million during the three months ended December 31, 2011 as compared to wholesale cost of sales of $278.6 million during the three months ended December 31, 2010.  The increase in wholesale cost of sales consisted of an increase in the cost of propane of $104.4 million, an increase in the cost of other natural gas liquids of $40.1 million and an increase in storage and handling costs of approximately $0.3 million.

The increased cost of propane was due to the increase resulting from an increase in volume and an increase in the average cost of propane from $1.20 per gallon during the three months ended December 31, 2010 to $1.41 per gallon during the three months ended December 31, 2011.

The increased cost of other natural gas liquids was due to the increase in volume sold.  The average product cost of other natural gas liquids per gallon decreased from $1.76 during the three months ended December 31, 2010 to $1.71 during the three months ended December 31, 2011.

Gross Margin.  Gross margin of our wholesale supply and marketing segment decreased $1.1 million during the three months ended December 31, 2011 from the gross margin of $7.6 million for the three months ended December 31, 2010.  This decrease is due to the offsetting impacts of a decrease in gross margin on propane sales of $3.2 million, an increase in the gross margin on sales of other natural gas liquids of $2.2 million and an increase in other costs of sales of $0.3 million.

Operating Expenses.  Operating expenses of our wholesale supply and marketing segment increased approximately $0.6 million during the three months ended December 31, 2011 as compared to operating expenses of $0.9 million during the three months ended December 31, 2010.  This increase is due primarily to increased compensation and other related expenses from an increase in our number of personnel as a result of the SemStream combination and an increase in our number of marketing personnel and consultants prior to the SemStream combination.

General and Administrative Expenses.  General and administrative expenses of our wholesale supply and marketing segment increased $0.4 million during the three months ended December 31, 2011 as compared to general and administrative expenses of $0.2 million during the three months ended December 31, 2010.  This increase is due to an increase in our number of personnel during the three months ended December 31, 2011 as compared to the same period in 2010 and the impact of acquisition related costs that cannot be capitalized under GAAP.

Depreciation and Amortization.  Depreciation and amortization of our wholesale supply and marketing segment increased $0.4 million during the three months ended December 31, 2011 as compared to depreciation and amortization expense of $50,000 during the same period in 2010.  This increase is due to the depreciation and amortization of the long-lived assets acquired in the SemStream combination.

Operating Income.  Our wholesale supply and marketing segment had operating income of $3.9 million during the three months ended December 31, 2011 as compared to operating income of $6.4 million during the three months ended December 31, 2010.  This decline of $2.5 million in operating income is due to the impact of a decline in gross margin of $1.1 million resulting primarily from a decline in gross margin on sales of propane and an increase in our costs and expenses of approximately $1.4 million resulting from the SemSteam combination.  While our sales volumes increased during the period, the negative impact of the warmer than normal weather resulted in a lower wholesale segment operating income than we had anticipated.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

			Change Resulting From
				Other
	Three Months Ended December 31,		SemStream	Increase (Decrease)
	2011	2010	Combination	in Operating Income
	(in thousands)
Operating revenues	$2,322	$1,212	$1,008	$102
Cost of sales	(157)	(154)	(36)	33
Gross margin	2,165	1,058	972	135

Operating expenses	529	36	501	8
General and administrative expenses	148	17	208	77
Depreciation and amortization	718	211	507	—
Segment operating income (loss)	$770	$794	$(244)	$220

Revenues and Gross Margin.  Operating revenues and gross margin of our midstream segment increased during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 primarily as a result of the increased throughput volumes resulting from the operation of the twelve terminals acquired in our SemStream combination in November 2011.

Operating and General and Administrative Expenses.  Operating and general and administrative expenses of our midstream segment increased $0.6 million during the three months ended December 31, 2011 as compared to operating and general and administrative expenses of $53,000 during the three months ended December 31, 2010.  This increase is due to the impact of our SemStream combination.  Prior to that combination, we had three terminals, all of which were operated by third parties.  Our operating expenses for such facilities were relatively constant period to period under those operating agreements.  The SemStream combination resulted in an increase of twelve terminals, all of which we now operate.  Our general and administrative expenses also increased due to an increase in personnel resulting from the SemStream combination during the three months ended December 31, 2011 as compared to the same period in 2010.

Depreciation and Amortization.  Depreciation and amortization of our midstream segment increased $0.5 million during the three months ended December 31, 2011 as compared to $0.2 million for the three months ended December 31, 2010.  This increase is due to the depreciation and amortization of the long-lived assets acquired in the SemStream combination.

Operating Income.  Our midstream segment had operating income of $0.8 during the three months ended December 31, 2011 as compared to operating income of $0.8 million during the three months ended December 31, 2010.  The increased operating income of our pre-existing operations of $0.2 million was entirely offset by an operating loss of $0.2 million from the acquired SemStream operations.

Nine Months Ended December 31, 2011 and 2010

Our current and future results of operations may not be comparable to our or NGL Supply’s historical results of operations for the nine month periods ended December 31, 2011 and 2010 due to the following reasons:

•                                          Our consolidated balance sheet as of December 31, 2011 and our results of operations for the nine months then ended include the retail propane, wholesale supply and marketing, and midstream operations acquired in our business combinations with Osterman in October 2011 and SemStream in November 2011.  Information for periods prior to September 30, 2011 does not include the acquired Osterman and SemStream operations.

•                                          At March 31, 2011, and for the six month period ended September 30, 2011, our retail propane operations included the retail propane operations of NGL Supply and the retail propane operations that we acquired from Hicksgas in the formation transactions in October 2010.  The historical results of operations of NGL Supply for the six months ended September 30, 2010 do not include the acquired Hicksgas operations.

•                                          NGL Supply’s historical consolidated financial statements include U.S. federal and state income tax expense.  Because we have elected to be treated as a partnership for tax purposes, we are not generally subject to U.S. federal income tax and certain state income taxes, except for the earnings of our C corp sudsidiary, as discussed in Note 8 to the condensed consolidated financial statements.

•                                          As a result of our initial public offering, we anticipate incurring incremental general and administrative expenses of approximately $1.0 million annually that are attributable to operating as a publicly traded partnership.  These expenses include annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NYSE; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. These incremental general and administrative expenses are not reflected in the historical consolidated financial statements of NGL Supply.

After we completed the formation transactions, the financial statements of NGL Supply became our financial statements for all periods prior to October 1, 2010, the net equity (net book value) of NGL Supply became our equity and the net book value of all of the assets and liabilities of NGL Supply became the accounting basis for our assets and liabilities.  There were no adjustments to the carryover basis of the assets and liabilities that we acquired from NGL Supply.  Consequently, we believe that, other than the impact of the acquisition of Hicksgas (as discussed in the following paragraph), our operations for periods prior to October 1, 2010 would have been comparable to the historical results of operations of NGL Supply.

In connection with our formation transactions, we also acquired the retail propane operations of Hicksgas.  This acquisition was accounted for as a business combination, and the assets acquired and liabilities assumed were recorded in our consolidated financial statements at acquisition date fair value.

In the following analysis of the nine month segment operating results, we are comparing the results for the nine months ended December 31, 2011 to the sum of our results for the three months ended December 31, 2010 and the results of operations of NGL Supply for the six months ended September 30, 2010.

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the nine months ended December 31, 2011, and 2010, respectively:

	Nine Months Ended December 31,			Change Resulting From
		Three Months	Six Months
		Ended	Ended
		December 31,	September 30,	Osterman	SemStream	Hicksgas
Segment	2011	2010	2010	Combination	Combination	Combination	Other
	(gallons in thousands)
Retail propane	37,658	14,676	3,747	10,184	—	9,198	(147)
Wholesale supply and marketing —
Propane	449,656	191,833	226,330	—	—	—	31,493
Other NGLs	88,556	26,421	46,092	—	—	—	16,043
Midstream	128,532	50,451	43,704	—	24,954	—	9,423
Total	704,402	283,381	319,873	10,184	24,954	9,198	56,812

Our retail propane sales volumes for the nine months ended December 31, 2011 increased approximately 19.2 million gallons as compared to the 18.4 million gallons sold during the nine month period ended December 31, 2010.  This increase is due primarily to the impact of our Osterman combination in October 2011 and the Hicksgas combination in October 2010 (the 9.2 million gallons for Hicksgas represents only the total sales of Hicksgas for the six months ended September 30, 2011 since the sales for the six months ended September 30, 2010 had no operations of Hicksgas).  The decrease of 0.1 million gallons of our pre-existing operation is due to the impact of warmer weather during the three months ended December 31, 2011 as compared to the same period in 2010.

Sales of our wholesale supply and marketing segment for the nine months ended December 31, 2011 increased 47.5 million total gallons as compared to total sales of 490.7 million gallons during the three months ended December 31, 2010.  This increase is due primarily to the impact of our SemStream combination in November 2011.  We are unable to specifically identify the volume increase resulting from such combination as we merged the SemStream wholesale operations into our wholesale operation at the combination date.  We have separately identified the volumes of propane sales and the sales of other natural gas liquids because of the increasing significance of the sales of other natural gas liquids.  As a result of the SemStream combination, we have significantly increased our number of owned and leased rail cars which has enabled us to significantly expand our marketing of other natural gas liquids.

Terminal throughput of our midstream segment for the nine months ended December 31, 2011 increased 34.4 million gallons as compared to throughput of 94.2 million gallons during the nine months ended December 31, 2010.  Our SemStream combination in November 2011 resulted in an increase in the number of terminals from three to 15.  Operation of the terminals acquired in the SemStream combination resulted in an increase in throughput of 25.0 million gallons during the nine months ended December 31, 2011.  Throughput of our other terminals increased 9.4 million gallons during the nine months ended December 31, 2011 as compared to the same period in 2010 primarily due to the impact of favorable regional demand/supply variations and price factors, consistent with the throughput increase realized during the six months ended September 30, 2011.

Operating Income (Loss) by Segment

Our operating income (loss) by segment is as follows:

	Nine Months Ended December 31,
		Three Months	Six Months
		Ended	Ended
		December 31,	September 30,
Segment	2011	2010	2010	Change
	(in thousands)
Retail propane	$(1,441)	$1,517	$(2,569)	$(389)
Wholesale supply and marketing	2,526	6,443	567	(4,484)
Midstream	792	794	298	(300)
Corporate general and administrative expenses	(3,446)	(1,533)	(2,091)	178
Operating income (loss)	$(1,569)	$7,221	$(3,795)	$(4,995)

Corporate general and administrative expenses decreased $0.2 million during the nine months ended December 31, 2011 as compared to total corporate expenses of $3.6 million for the same period in 2010 due to the costs incurred in the prior period related to our combination with NGL Supply and Hicksgas.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Nine Months Ended December 31,			Change Resulting From
		Three Months	Six Months
		Ended	Ended			Other
		December 31,	September 30,	Osterman	Hicksgas	Increase (Decrease)
	2011	2010	2010	Combination	Combination	in Operating Income
	(in thousands)
Propane sales	$83,212	$27,810	$6,128	$26,821	$18,790	$3,663
Parts, fittings, appliance and other sales	5,399	2,348	256	589	2,907	(701)
Service and rental income	6,176	1,504	484	1,899	2,228	61
Cost of sales - propane	(57,536)	(18,714)	(4,489)	(17,420)	(13,324)	(3,589)
Cost of sales - other sales	(4,289)	(1,983)	(260)	(752)	(2,256)	962
Gross margin	32,962	10,965	2,119	11,137	8,345	396

Operating expenses	22,893	7,363	3,330	4,108	8,830	738
General and administrative expenses	4,818	650	488	1,805	1,337	(538)
Depreciation and amortization	6,692	1,435	870	2,807	1,565	(15)
Segment operating income (loss)	$(1,441)	$1,517	$(2,569)	$2,417	$(3,387)	$581

Revenues.  Propane sales for the nine months ended December 31, 2011 increased $49.3 million as compared to propane sales of $33.9 million during the nine months ended December 31, 2010.  The increase in propane sales is due primarily to the combined impact of our Osterman combination in October 2011 and our Hicksgas combination in October 2010.  The amounts for Hicksgas reflected in the table above represent the operations of Hicksgas for only the six months ended September 30, 2011 since Hicksgas was included in our operations for each of the three months ended December 31, 2011 and 2010.  Excluding the impact resulting from those combinations, propane sales increased $3.7 million during the nine months ended December 31, 2011 as compared to the same period in 2010 due primarily to an increase in our average sales price.  The increased sales price resulted in an increase of $3.9 million in propane sales.  The reduced propane sales volume resulted in a decrease in sales of $0.2 million.

Cost of Sales.  Propane cost of sales for the nine months ended December 31, 2011 increased $34.3 million as compared to propane cost of sales of $23.2 million during the nine months ended December 31 2010.  The increase in cost of propane sales is due primarily to the impact of our Osterman combination in October 2011 and our Hicksgas combination in October 2010.  Excluding the impact of those combinations, our propane cost of sales increased $3.6 million during the nine months ended December 31, 2011 as compared to the same period in 2010.  This increase is due to an increase in the cost of propane, which resulted in an increase to cost of sales of $3.8 million.

Gross Margin.  Gross margin of our retail propane operation increased $19.9 million during the nine months ended December 31, 2011 as compared to gross margin of $13.1 million during the nine months ended December 31, 2010.  This increase is due primarily to the gross margin increase resulting from our Osterman and Hicksgas combinations.  Excluding the impact of those combinations, the increase in our gross margin was not significant.

Operating Expenses.  Operating expenses of our retail propane segment increased $12.2 million during the nine months ended December 31, 2011 compared to operating expenses of $10.7 million during the nine months ended December 31, 2010.  This increase is due primarily to the impact of the Osterman combination in October 2011 and the impact on our first six months of this fiscal year of the October 2010 combination with Hicksgas.  Osterman had operating expenses of $4.1 million during the period since combination and Hicksgas had operating expenses of $8.8 million during the first six months of our current fiscal year.  Excluding the increase resulting from those combinations, our operating expenses decreased approximately $0.7 million during the nine months ended December 31, 2011 as compared to the same period in 2010.  This decrease is due to reduced insurance, office and repair expenses.

General and Administrative Expenses.  General and administrative expenses of our retail propane segment increased $3.7 million during the nine months ended December 31, 2011 compared to general and administrative expenses of $1.1 million during the nine months ended December 31, 2010.  This increase is due primarily to the impact of our Osterman and Hicksgas combinations.  General and administrative expenses of Osterman totaled $1.8 million during the period since combination, and Hicksgas had general and administrative expenses of $1.3 million during the first six months of our current fiscal year.  Osterman’s general and administrative expenses include approximately $0.8 million of acquisition-related costs that cannot be capitalized under GAAP.  Excluding the impact resulting from those combinations, our general and administrative expenses increased approximately $0.5 million, primarily as a result of acquisition-related costs of approximately $0.3 million related to other acquisitions that cannot be capitalized under GAAP.

Depreciation and Amortization.  Depreciation and amortization expense of our retail propane segment increased $4.4 million during the nine months ended December 31, 2011 as compared to depreciation and amortization expense of $2.3 million during the nine months ended December 31, 2010.  This increase is due primarily to the depreciation and amortization of the assets acquired in the Osterman and Hicksgas combinations.

Operating Income (Loss).  Our retail propane segment had an operating loss of approximately $1.4 million during the nine months ended December 31, 2011 as compared to an operating loss of $1.1 million during the nine months ended December 31, 2010.  This increased operating loss of $0.3 million is due to the offsetting impact of operating income resulting from our Osterman combination of $2.4 million and an operating loss of Hicksgas during the first six months of our current fiscal year of $3.4 million.  Excluding the impacts of the Osterman and Hicksgas combinations, our operating income increased $0.6 million as a result of improved gross margins of our pre-existing operations and reduced operating expenses.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Nine Months Ended December 31,
		Three Months	Six Months
		Ended	Ended
		December 31,	September 30,	Increase (Decrease)
	2011	2010	2010	in Operating Income
	(in thousands)
Wholesale supply sales –
Propane	$651,246	$238,819	$243,908	$168,519
Other NGLs - Third party	157,353	46,689	71,456	39,208
Other NGLs - Affiliates	8,417	—	—	8,417
Storage and other revenues	1,561	722	959	(120)
Cost of sales	(810,368)	(278,589)	(313,259)	(218,520)
Gross margin	8,209	7,641	3,064	(2,496)

Operating expenses	3,557	931	1,859	(767)
General and administrative expenses	1,481	217	540	(724)
Depreciation and amortization	645	50	98	(497)
Segment operating income (loss)	$2,526	$6,443	$567	$(4,484)

Revenues.  Total wholesale sales increased $216.1 million during the nine months ended December 31, 2011 as compared to wholesale sales of $600.9 million during the nine months ended December 31, 2010.  This overall increase in wholesale sales is due primarily to the impact of our SemStream combination and an increase in wholesale customer pre-buys as compared to the same period in 2010.  Sales of other natural gas liquids (including sales to affiliates) has increased approximately $48 million as compared to the same period in 2010 primarily as a result of the impact of the SemStream combination and resulting acquisition of owned and leased rail cars which have allowed us to significantly expand our marketing of such liquids.  Sales to affiliates consists of sales of condensate and other natural gas liquids to an affiliated company on terms that we believe are similar to what would be executed with a third party.

The increase in propane sales of $168.5 million consists of an increase of $45.6 million resulting from volume increases, and an increase of $122.9 million resulting from an increase in average sales price from $1.15 per gallon during the nine months ended December 31, 2010 to $1.45 per gallon during the nine months ended December 31, 2011.

The increase in sales of other natural gas liquids (including sales to affiliates) of $47.6 million is due to the increase in volumes and average prices.  Increases in volume resulted in an increase in sales of $30 million, and the increase in price resulted in an increase in sales of $17.6 million.  The average sales price for other natural gas liquids was $1.87 per gallon during the nine months ended December 31, 2011, compared to an average sale price of $1.63 per gallon for the comparable period in 2010.

Cost of Sales.  Total wholesale cost of sales increased $218.5 million during the nine months ended December 31, 2011 as compared to total wholesale cost of sales of $591.8 million during the nine months ended December 31, 2010.  The increase in wholesale cost of sales consisted of an increase in the cost of propane of $173.2 million, an increase in the cost of other natural gas liquids of $43.9 million and an increase in storage and handling costs of approximately $1.4 million.

The increased cost of propane was due to an increase in volume and an increase in the average product cost of propane from $1.13 per gallon (excluding storage and handling costs) during the nine months ended December 31, 2010 to $1.43 per gallon during the nine months ended December 31, 2011.

The increased cost of other natural gas liquids was due to the increase in volume sold and an increase in the average product cost of other natural gas liquids per gallon from $1.62 during the nine months ended December 31, 2010 to $1.82 during the nine months ended December 31, 2011.

The increase in storage and handling costs is due primarily to the increase in storage costs incurred during the nine months ended December 31, 2011.

Gross Margin.  Gross margin of our wholesale supply and marketing segment decreased $2.5 million during the nine months ended December 31, 2011 as compared to gross margin of $10.7 million during the nine months ended December 31, 2010.  This decrease is the net result of a $4.7 million decrease in the gross profit from sales of propane, an increase of $3.7 million in gross profit from the sale of other natural gas liquids and a decrease in gross margin of $1.4 million from an increase in storage and handling costs.

Operating Expenses.  Operating expenses of our wholesale supply and marketing segment increased $0.8 million during the nine months ended December 31, 2011 as compared to operating expenses of $2.8 million during the nine months ended December 31, 2010.  This increase is due to the increased compensation and related expenses resulting from our SemStream combination and the increase in our personnel prior to that combination.

General and Administrative Expenses.  General and administrative expenses of our wholesale supply and marketing segment increased $0.7 million during the nine months ended December 31, 2011 as compared to general and administrative expenses of $0.8 million during the nine months ended December 31, 2010.  This increase in general and administrative expenses is due primarily to the increase in numbers of employees as a result of the SemStream combination and $0.5 million of acquisition-related costs that cannot be capitalized under GAAP.

Depreciation and Amortization.  Depreciation and amortization expense of the wholesale supply and marketing segment increased $0.5 million during the nine months ended December 31, 2011 as compared to depreciation and amortization expense of $0.1 million during the nine months ended December 31, 2010.  This increase is due to the depreciation and amortization expense related to assets acquired in the SemStream combination.

Operating Income.  Our wholesale supply and marketing segment had operating income of $2.5 million during the nine months ended December 31, 2011 as compared to operating income of $7.0 million during the nine months ended December 31, 2010.  This decline in operating income of $4.5 million is due to a decrease in gross margin of $2.5 million resulting primarily due to a decline in gross margin from sales of propane and an increase in our total costs and expenses of $2.0 million primarily as a result of the increased expenses from the SemStream combination, including approximately $0.5 million of acquisition-related costs that cannot be capitalized under GAAP.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

	Nine Months Ended December 31,			Change Resulting From
		Three Months	Six Months
		Ended	Ended		Other
		December 31,	September 30,	SemStream	Increase (Decrease)
	2011	2010	2010	Combination	in Operating Income
	(in thousands)
Operating revenues	$3,504	$1,212	$1,046	$1,008	$238
Cost of sales	(356)	(154)	(194)	(36)	28
Gross margin	3,148	1,058	852	972	266

Operating expenses	595	36	42	501	(16)
General and administrative expenses	618	17	91	208	(302)
Depreciation and amortization	1,143	211	421	507	(4)
Segment operating income (loss)	$792	$794	$298	$(244)	$(56)

Revenues and Gross Margin.  Operating revenues and gross margin of our midstream segment increased approximately $1.2 million during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 primarily as a result of impact of our SemStream combination in November 2011.  This increase is due to the increased throughput resulting from the addition of 12 terminals in the SemStream combination.

Operating and General and Administrative Expenses.  Operating and general and administrative expenses of our midstream segment increased $1.0 million during the nine months ended December 31, 2011 as compared to operating and general and administrative expenses of $0.2 million during the nine months ended December 31, 2010.  This increase is due primarily to the impact of our SemStream combination.  Prior to the combination, we had three terminals which were operated by third parties.  Under those agreements, our operating expenses were relatively constant period to period.  In the SemStream combination, we acquired an additional twelve terminals, all of which we now operate.  In addition, our general and administrative expenses increased as a result of increased personnel resulting from the SemStream combination and the impact of expensing acquisition-related costs that cannot be capitalized under GAAP.

Depreciation and Amortization.  Depreciation and amortization expense of our midstream segment increased $0.5 million primarily due to the impact of the long-lived assets acquired in the SemStream combination.

Operating Income (Loss).  Our midstream segment had operating income of $0.8 million during the nine months ended December 31, 2011 as compared to operating income of $1.1 million during the nine months ended December 31, 2010.  This decrease of $0.3 million in operating income is due primarily to the effects of acquisition-related costs that cannot be capitalized under GAAP.

Six Months Ended September 30, 2011 and 2010, Supplemental Information

To provide additional analysis of our results of operations for the nine months ended December 31, 2011 as compared to December 31, 2010, we are providing the following supplemental information related to the six month periods ended September 31, 2011 and 2010.

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the six months ended September 30, 2011, and 2010, respectively:

			Change Resulting From
	Six Months Ended September 30,		Acquisition of
Segment	2011	2010	Hicksgas	Other
	(gallons in thousands)
Retail propane	12,964	3,747	9,198	19
Wholesale supply and marketing—
Propane	212,166	226,330	—	(14,164)
Other NGLs	38,099	46,092	—	(7,993)
Midstream	49,259	43,704	—	5,555
Total	312,488	319,873	9,198	(16,583)

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

Total sales of our wholesale supply and marketing segment decreased 22.2 million gallons during the six months ended September 30, 2011 as compared to total sales of 272.4 million gallons during the six months ended September 30, 2010.  This decrease in sales is due primarily to a decrease in purchases for storage by our wholesale customers and a reduced level of liftings from storage by our pre-sale customers.

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

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

			Change Resulting From
				Other
	Six Months Ended September 30,		Acquisition of	Increase (Decrease)
	2011	2010	Hicksgas	in Operating Income
	(in thousands)
Propane sales	$26,256	$6,128	$18,790	$1,338
Parts, fittings, appliance and other sales	3,120	256	2,907	(43)
Service and rental income	2,701	484	2,228	(11)
Cost of sales - propane	(18,892)	(4,489)	(13,324)	(1,079)
Cost of sales - other sales	(2,422)	(260)	(2,256)	94
Gross margin	10,763	2,119	8,345	299

Operating expenses	12,294	3,330	8,830	(134)
General and administrative expenses	2,306	488	1,337	(481)
Depreciation and amortization	2,455	870	1,565	(20)
Segment operating loss	$(6,292)	$(2,569)	$(3,387)	$(336)

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

Cost of Sales.  Propane cost of sales for the six months ended September 30, 2011 increased $14.4 million during the six months ended September 30, 2011 as compared to propane cost of sales of $4.5 million during the six months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  During the six months ended September 30, 2011, Hicksgas’ average propane cost per gallon was $1.45.  Excluding the impact of Hicksgas, the propane cost of sales of our pre-existing business increased $1.1 million during the six months ended September 30, 2011 as compared to the same period in 2010, due entirely to the effect of propane price increases.  Overall, our propane cost per gallon averaged $1.46 during the six months ended September 30, 2011 compared to $1.20 per gallon during the six months ended September 30, 2010.

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

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Six Months Ended September 30,		Increase (Decrease)
	2011	2010	in Operating Income
	(in thousands)
Wholesale supply sales —
Propane	$311,241	$243,908	$67,333
Other NGLs	76,706	71,456	5,250
Storage and other revenues	760	959	(199)
Cost of sales	(386,993)	(313,259)	(73,734)
Gross margin	1,714	3,064	(1,350)

Operating expenses	2,032	1,859	(173)
General and administrative expenses	898	540	(358)
Depreciation and amortization	198	98	(100)
Segment operating income (loss)	$(1,414)	$567	$(1,981)

Revenues.  Total wholesale sales of propane and other natural gas liquids increased $72.6 million during the six months ended September 30, 2011 as compared to total wholesale sales of $315.4 million during the six months ended September 30, 2010.  This increase is due to an increase in sales of $106.9 million as a result of increases in our average sales prices, offset by a decrease in sales of $34.3 million as a result of a decrease in our sales volumes.  Our average sales price during the six months ended September 30, 2011 was $1.55 per gallon, compared to $1.16 per gallon during the six months ended September 30, 2010.  The increase in price is due to the overall increase in the spot price of propane and other natural gas liquids during the respective periods.

Cost of Sales.  Wholesale cost of sales increased $73.7 million during the six months ended September 30, 2011 as compared to cost of sales of $313.3 million during the six months ended September 30, 2010.  This increase is due to an increase in cost of sales of $108.0 million as a result of the increase in the cost of propane and other natural gas liquids, offset by a decrease in cost of sales of $34.3 million as a result in the decrease in sales volumes.  Our overall average cost of sales during the six months ended September 30, 2011 was $1.55 per gallon, compared to $1.15 per gallon during the six months ended September 30, 2010.  The increase in cost is due to the overall increase in the spot price of natural gas liquids during the respective periods.

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

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

	Six Months Ended September 30,		Increase (Decrease)
	2011	2010	in Operating Income
	(in thousands)
Operating revenues	$1,182	$1,046	$136
Cost of sales	(200)	(194)	(6)
Gross margin	982	852	130

Other operating expenses	66	42	(24)
General and administrative expenses	470	91	(379)
Depreciation and amortization	425	421	(4)
Segment operating income (loss)	$21	$298	$(277)

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

Operating and Income (Loss).  Our midstream segment had operating income of $21,000 during the six months ended September 30, 2011 as compared to operating income of $0.3 million during the six months ended September 30, 2010.  This decrease in our midstream segment operating income is due primarily to the impact of higher compensation costs related to an increase in employees and the acquisition costs of our SemStream acquisition that are charged to expense.

Liquidity, Sources of Capital and Capital Resource Activities

Our principal sources of liquidity and capital are the cash flows from our operations and borrowings under our revolving credit facility.  Our cash flows from operations are discussed below.

Our borrowing needs vary significantly during the year due to the seasonal nature of our business.  Our greatest working capital borrowing needs generally occur during the period of April through September, the periods when the cash flows from our retail and wholesale propane operations are reduced.  Our needs also increase during those periods when we are building our physical propane inventories in anticipation of the heating season and to help us establish a fixed margin for a percentage of our wholesale and retail sales under fixed price sales agreements.  Our working capital borrowing needs decline during the period of October through March when the cash flows from our retail and wholesale propane operations are the greatest.  However, due to the SemStream combination in November 2011, we borrowed approximately $83 million from our working capital facility primarily to finance the acquisition of inventory.  We expect to liquidate that inventory and repay the advances prior to our March 31, 2012 year end.

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

Our most significant expected cash outlays during the last quarter of fiscal 2012, other than for our normal operating activities and the business combinations and acquisitions discussed in Note 14 to the condensed consolidated financial statements, will be for the quarterly payment of interest on our credit facilities accrued as of December 31, 2011 of approximately $1.6 million and distributions to our unitholders and general partner of approximately $7.75 million ($0.35 per eligible unit).

We believe that our anticipated cash flows from operations and the borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs for the next 12 months.  If our plans or assumptions change or are inaccurate, or if we make additional acquisitions, we may need to raise additional capital.  While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved recently.  However, we cannot give any assurances that we can raise additional capital to meet these needs.  Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

Revolving Credit Facility

Presently, our revolving credit facility provides for a total credit facility of $330 million, represented by a $130 million working capital facility and a $200 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  The borrowing base is determined in part by reference to certain trade position reports and mark-to-market reports delivered to the administrative agent and is subject to immediate adjustment for reductions in certain components of those reports.  A reduction to the borrowing base could require us to repay indebtedness in excess of the borrowing base.  In addition, three times per year, we can elect to reallocate the lesser of up to $75 million or the unused portion of our acquisition facility at the request date to our working capital facility.  Through December 31, 2011, we have elected to reallocate $30.0 million from our acquisition facility to our working capital facility.

At December 31, 2011, we have borrowed approximately $107.5 million under our acquisition facility and approximately $102.5 million under our working capital facility primarily to fund our Osterman and SemStream combinations and to finance our seasonal inventory build.  At

February 10, 2012, we had available for borrowing $48.6 million and $4.9 million under our working capital and acquisition facility, respectively.

Our revolving credit facility has a final maturity on October 1, 2016.  However, a total of $30 million of our working capital facility matures on August 1, 2012.  In addition to customary mandatory prepayment restrictions, we must once a year, prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to less than $10.0 million for 30 consecutive days.

Borrowings under our revolving credit facility bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated EBITDA for the period of the four fiscal quarters most recently ended.  Interest is payable quarterly.  The interest rates vary at LIBOR plus 2.75% to 3.50% for any LIBOR borrowings or the bank’s prime rate plus 1.75% to 2.50% for any base rate borrowings, in each case depending upon the leverage ratio.  We are also required to pay a commitment fee on the average unused commitment which varies from 0.375% to 0.5% depending on our leverage ratio.  Our revolving credit facility further indicates that our “leverage ratio” cannot exceed 4.25 to 1.0 at any quarter end as of December 31, 2011.  At December 31, 2011, our ratio of total funded debt to consolidated EBITDA was 2.52 to 1.

At December 31, 2011, our outstanding borrowings and interest rates under our revolving credit facility were as follows (dollars in thousands):

	Amount	Rate
Acquisition facility —
Libor borrowings	$97,500	3.56%
Base rate borrowings	$10,000	5.25%

Working capital facility —
Libor borrowings	$65,000	3.31%
Base rate borrowings	$37,500	5.25%

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

At December 31, 2011, we were in compliance with all debt covenants under our revolving credit facility.

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

SemStream

On November 1, 2011, we closed our business combination with SemStream in which we acquired substantially all of the operating assets of SemStream, consisting primarily of natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, as well as significant owned and leased storage facilities and rail cars, as well as approximately $104 million in natural gas liquids inventory.  We issued approximately 8.9 million common units and made a cash payment of approximately $93 million which we funded with $10 million from our acquisition facility and $83 million from our working capital facility.

Pacer

On January 3, 2012, we completed our business combination with Pacer in which we acquired substantially all of Pacer’s assets in exchange for approximately $32.2 million in cash (including the working capital settlement) and 1.5 million of our common units.  We funded the cash payment with advances under our acquisition facility.

Pacer’s assets consist of retail propane operations in the states of Washington, Oregon, Utah, Colorado, Illinois and Mississippi.

North American Propane

On February 3, 2012, we closed our acquisition of North American Propane (NAP) in which we acquired substantially all of NAP’s assets for a cash payment of $66.8 million.

NAP’s assets consist of retail propane and distillate operations in the northeastern United States.

Cash Flows

The following summarizes the sources of our cash flows for the periods indicated (in thousands):

	Nine Months Ended		Three Months Ended		Six Months Ended
	December 31,		December 31,		September 30,
Cash Flows Provided by (Used In):	2011	2010	2011	2010	2011	2010

Operating activities, before changes in operating assets and liabilities	$2,132	$5,174	$10,490	$7,665	$(8,358)	$(2,491)
Changes in operating assets and liabilities	(15,796)	(35,780)	28,638	(7,522)	(44,434)	(28,258)

Operating activities	$(13,664)	$(30,606)	$39,128	$143	$(52,792)	$(30,749)

Investing activities	(194,175)	(16,907)	(191,308)	(17,240)	(2,867)	333

Financing activities	201,870	29,046	154,145	18,885	47,725	10,161

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

Investing Activities.  Our cash flows from investing activities are primarily impacted by our capital expenditures and acquisitions.  In periods where we are engaged in significant acquisitions, we will generally realize negative cash flows in investing activities, which, depending on our cash flows from operating activities, may require us to increase the borrowings under our acquisition or working capital facilities.  During the three months ended December 31, 2011, we invested a significant amount of cash in our combinations with Osterman and SemStream which was funded with advances under our acquisition and working capital facilities.  During the three months ended December 31, 2010 we invested a significant amount of cash in our combination with Hicksgas.

Financing Activities.  In addition to changes resulting from debt advances and repayments, our cash flow from financing activities is impacted by distributions to our partners.  In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we fund the cash flow deficits through our working capital facility.  Cash flows required by our investing activities in excess of cash available through our operating activities are funded primarily by our acquisition credit facility but may also include advances under the working capital facility depending on the individual acquisition.

During the three months ended December 31, 2011, we borrowed approximately $190 million under our revolving credit facility to fund the Osterman and SemStream combinations.  Subsequent to those combinations, we were able to repay approximately $41 million of advances under our working capital facility.

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

We expect our distributions to owners to increase in future periods under the terms of our partnership agreement.  Based on the number of common and subordinated units outstanding after the Osterman, SemStream, and Pacer combinations and before the impact of distribution waivers, if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized) on all outstanding units, total distributions to our general and limited partners would equal approximately $9.9 million per quarter ($39.5 million per year).  To the extent our cash flows from operating activities are not sufficient to finance distributions to our partners, we may be required to increase the borrowings under our working capital credit facility.

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

During October 2011, we declared a distribution of $5.0 million ($0.3375 per unit) to our general partner and unitholders of record on October 31, 2011, excluding the units issued in connection with our Osterman combination.  We paid this distribution on November 14, 2011.

On January 24, 2012, we declared a distribution of $0.35 per unit payable to our general partner and unitholders of record on February 3, 2012, excluding the units issued in our Pacer combination and 3,932,031 units issued in our SemStream combination.  In addition, under the terms of our SemStream combination agreement, five million of the units issued are eligible for only two-thirds of this distribution.  This distribution will be paid on February 14, 2012.

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

Contractual Obligations

The following table updates our contractual obligations summary through December 31, 2011 for our fiscal years ending thereafter (amounts in thousands):

		For the Three
		Months Ending					After
		March 31,	For the Years Ending March 31,				March 31,
	Total	2012	2013	2014	2015	2016	2016
	(in thousands)
Debt principal and interest payments —
Acquisition advances (1)	$107,500	$—	$—	$—	$—	$—	$107,500
Working capital advances (2)	102,500	—	92,500	—	—	—	10,000
Other long-term debt	558	16	452	90	—	—	—
Scheduled interest payments on acquisition facility (1)	19,000	1,000	4,000	4,000	4,000	4,000	2,000
Future estimated payments under terminal operating agreements	2,199	93	364	370	376	382	614
Future minimum lease payments under noncancelable storage and other operating leases	49,653	1,688	14,191	14,122	8,379	8,340	2,933
Fixed price commodity purchase commitments (3)	74,836	51,290	23,546	—	—	—	—
Index priced commodity purchase commitments (3) (4)	171,381	120,318	51,063	—	—	—	—
Total contractual obligations	$527,627	$174,405	$186,116	$18,582	$12,755	$12,722	$123,047

Gallons under fixed-price purchase commitments (thousands)	54,375	35,895	18,480	—	—	—	—
Gallons under index-price purchase commitments (thousands)	141,872	99,760	42,112	—	—	—	—

(1)  We had $107.5 million of outstanding advances under our acquisition revolving credit facility at December 31, 2011 primarily as a result of the borrowings to finance the Osterman and SemStream combinations.  The average interest rate on such borrowings was approximately 3.72% at December 31, 2011.  We are required to pay up to a 0.5% commitment fee on the average unused commitment depending on our leverage ratio.

(2)  Once each year, we are required to prepay borrowings under our working capital facility to reduce the outstanding borrowings to less than $10.0 million for 30 consecutive days. We are also required to pay down $30.0 million of our working capital facility in August 2012.  At December 31, 2011, we had $102.5 million in working capital borrowings at an average interest rate of 4.02%.

(3) At December 31, 2011, we had fixed priced and index priced sales contracts for approximately 123.8 million and 27.9 million gallons of propane and other natural gas liquids, respectively.

(4)  Index prices are based on a forward price curve as of December 31, 2011.  A theoretical change of $0.10 per gallon in the underlying commodity price at December 31, 2011 would result in a change of approximately $14.2 million in the value of our index-based purchase commitments.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment.  The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by GAAP.  Previous guidance required an entity to test goodwill for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit is less than the carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the new guidance, an entity is not required to calculate fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  The new guidance is effective for annual and interim goodwill impairment tests performed after December 15, 2011.  Early adoption is permitted.  We plan to adopt the new guidance during our quarter ending March 31, 2012.  We do not believe the adoption of the new guidance will have a material impact on our financial condition or results of operations.

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

Impairment of Goodwill and Long-Lived Assets

Goodwill is subject to at least an annual assessment for impairment.  We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.  We first evaluate qualitative factors to determine whether it is more likely than not that our goodwill has been impaired.  If so, we perform further analysis by applying a fair-value-based test.  The valuation of our reporting units requires us to make certain assumptions as relates to future operations.  When evaluating operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others.  If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge.  To date, we have not recognized any impairment on assets we have acquired.

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

The net book value of our property, plant and equipment was $227.9 million at December 31, 2011.  We recorded depreciation expense of $3.9 million and $1.4 million for the three months ended December 31, 2011 and 2010, respectively, and $6.5 million, $1.4 million and $1.0 million for the nine months ended December 31, 2011, the three months ended December 31, 2010 and the six months ended September 30, 2010, respectively.

For additional information regarding our property and equipment, see Note 5 of our condensed consolidated financial statements included elsewhere in this interim report.

Business Combinations

We have made in the past, and expect to make in the future, acquisitions of other businesses.  In accordance with generally accepted accounting principles for business combinations, we recorded business combinations using a method known as the “acquisition method” in which the various assets acquired and liabilities assumed are recorded at their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal.  Estimating fair values can be complex and subject to significant business judgment.  We must also identify and include in the allocation all tangible and intangible assets acquired that meet certain criteria, including assets that were not previously recorded by the acquired entity.  The estimates most commonly involve property and equipment and intangible assets, including those with indefinite lives.  The excess of purchase price over the fair value of acquired assets is recorded as goodwill which is not amortized but reviewed annually for impairment.  Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.  The impact of subsequent changes to the identification of assets and liabilities may require a retroactive adjustment to previously reported financial position and results of operations, and such retroactive adjustments could be material.

Inventory

Our inventory consists primarily of propane and other natural gas liquids inventory we hold in storage facilities or in various common carrier pipelines.  We value our inventory at the lower of cost or market, and our cost is determined based on the weighted average cost method.  There may be periods during our fiscal year where the market price for natural gas liquids on a per gallon basis would be less than our average cost.  However, the accounting guidelines do not require us to record a writedown of our inventory at an interim period if we believe that the market values will recover by our year end of March 31.  Liquids prices fluctuate year to year, and during the interim periods within a year.  We are unable to control changes in the market value of liquids and are unable to determine whether writedowns will be required in future periods.  In addition, writedowns at interim periods could be required if we cannot conclude that market values will recover sufficiently by our year end.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2011, substantially all of our long-term debt is variable-rate debt.  Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability.  Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our revolving credit facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates.  As of December 31, 2011, we had outstanding borrowings under our acquisition credit facility of $107.5 million, and $102.5 million borrowed against our working capital facility.

We have an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long-term debt.  This agreement converts a portion of our revolving credit facility floating rate debt into fixed rate debt on notional amounts of $8.5 million and end on June 30, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under this swap are based on three-month LIBOR rates.  We do not account for this agreement as a hedge.  At December 31, 2011, the fair value of this swap agreement was a liability of approximately $0.2 million and is recorded as accrued expenses and other payables in our consolidated balance sheet.

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

We take an active role in managing and controlling commodity price and credit risks and have established control procedures, which we review on an ongoing basis.  We monitor commodity price risk through a variety of techniques, including daily reporting of price changes to senior management.  We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on propane liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate.  The principal counterparties associated with our operations as of December 31, 2011 were propane retailers, resellers, energy marketers, producers, refiners and dealers.

We engage in “margin-based” and “cost-plus” businesses in which gross profits depend on the differential of sales prices over supply costs.  As a result, our profitability will be sensitive to changes in wholesale prices of propane and other natural gas liquids caused by changes in supply or other market conditions.  When there are sudden and sharp increases in the wholesale cost of the liquids, we may not be able to pass on these increases to our customers through retail or wholesale prices.  Propane and other natural gas liquids are commodities and the price we pay can fluctuate significantly in response to supply or other market conditions.  We have no control over supply or market conditions.  In addition, the timing of cost increases can significantly affect our realized margins.  Sudden and extended wholesale price increases could reduce our gross margins and could, if continued over an extended period of time, reduce demand by encouraging our retail customers to conserve or convert to alternative energy sources.

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

Although we use derivative commodity instruments to reduce the market price risk associated with forecasted transactions, we have not accounted for such derivative commodity instruments as hedges.  In addition, we do not use such derivative commodity instruments for speculative or trading purposes.  As of December 31, 2011, the fair value of our unsettled commodity derivative instruments was an asset of approximately $4.4 million.  A hypothetical change of 10% in the market price of the natural gas liquids would result in a change in the fair value of such derivative commodity instruments of approximately $2.7 million.  We record the changes in fair value of these derivative commodity instruments as cost of sales of our wholesale supply and marketing segment.

Fair Value

The value of our open derivative commodity instruments and interest rate swap contract at December 31, 2011 was an asset of $4.4 million and a liability of $0.2 million, respectively.  See Note 11 to our condensed consolidated financial statements as of December 31, 2011 included elsewhere in this interim report for additional information.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Other than changes that have or may result from our business combinations with Osterman and SemStream, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)—15(f) or Rule 15(d)—15(f) of the Exchange Act) during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed our business combination with Osterman on October 3, 2011 and our business combination with SemStream on November 1, 2011.  At this time, we continue to evaluate the business and internal controls and processes of Osterman and SemStream and are making various changes to their operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over the operations of both Osterman and SemStream.  Presently, the former owner of the SemStream operations and assets, SemGroup, is performing certain information processing and other services for us under the terms of a transition service agreement which will continue until April 2012.  We expect that our evaluation and integration efforts related to those combined operations will continue into future fiscal quarters of 2012 due to the magnitude of those businesses.  Other than the change in internal controls resulting from the execution of the transition service agreement, we have had no changes that have materially affected or are reasonably expected to materially affect, our internal controls over financial reporting during the three months ended December 31, 2011.

As permitted by the SEC rules, we intend to exclude Osterman and certain of the SemStream operations from our evaluation of the effectiveness of internal control over financial reporting for the year ending March 31, 2012, due to their size and complexity and the limited time available to complete that evaluation.  The operations to be excluded from our evaluation represent 55.8% of our total assets and 20.1% of our total revenues as of December 31, 2011 and for the nine months then ended.  In addition, we intend to exclude Pacer and NAP from our evaluation since both of those acquisitions have closed during January 2012.

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

Item 1A.                        Risk Factors

There have been no material changes from the risk factors previously disclosed in “Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2011 and “Item 1A — Risk Factors” in our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2011.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

See our current reports on Form 8-K filed with the SEC on October 7, 2011 and November 4, 2011.

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

Exhibit Number		Description
2.2	—

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

3.5	—	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)
3.6	—

Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.7	—	Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)
4.1	—

First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among NGL Energy Partners LP, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-35172) filed on October 7, 2011)

4.2	—

Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated November 1, 2011 by and between NGL Energy Holdings LLC and SemStream, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS* **	—	XBRL Instance Document
101.SCH* **	—	XBRL Schema Document
101.CAL* **	—	XBRL Calculation Linkbase Document
101.DEF* **	—	XBRL Definition Linkbase Document

Exhibit Number		Description
101.LAB* **	—	XBRL Label Linkbase Document
101.PRE* **	—	XBRL Presentation Linkbase Document

*                                         Exhibits filed with this report.

**                                  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended December 31, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Partners’ Equity for the nine months ended December 31, 2011 and (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC,
its general partner

Date: February 14, 2012		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 14, 2012		By:	/s/ Craig S. Jones
Craig S. Jones
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1	—

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

3.5	—	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)
3.6	—

Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.7	—	Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-35172) filed on November 4, 2011)
4.1	—

First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among NGL Energy Partners LP, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-35172) filed on October 7, 2011)

Exhibit Number		Description
4.2	—

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

*                                         Exhibits filed with this report.

**                                  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended December 31, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Partners’ Equity for the nine months ended December 31, 2011 and (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010.