Form 10-K
period 2012-03-31
NGL Energy Partners LP
filed 2012-06-15
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value as of September 30, 2011 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($21.50 per Common Unit) was approximately $97,026,985.  For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates.  Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of June 11, 2012, there were 24,046,253 common units and 5,919,346 subordinated units issued and outstanding.

i

Forward-Looking Statements

This annual report contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties, and assumptions.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or expected.  Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

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

PART I

References in this annual report to (i) “NGL Energy Partners LP,” “we,” “our,” “us” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner, (iii) “NGL Energy Operating LLC” or “operating company” refers to NGL Energy Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, (iv) “NGL Supply” refers to NGL Supply, Inc. for periods prior to our formation and refers to NGL Supply, LLC, a wholly owned subsidiary of NGL Energy Operating LLC, for periods after our formation (v) “Hicksgas” refers to the combined assets and operations of Hicksgas Gifford, Inc., which we refer to as Gifford, and Hicksgas, LLC, a wholly owned subsidiary of NGL Energy Operating LLC, which we refer to as Hicks LLC, (vi) the “NGL Energy GP Investor Group” refers to, collectively, the 17 individuals and entities that own all of the outstanding membership interests in our general partner (vii) the “NGL Energy LP Investor Group” refers to, collectively, the 15 individuals and entities that owned all of our outstanding common units before the closing date of our initial public offering, and (viii) the “NGL Energy Investor Group” refers to, collectively, the NGL Energy GP Investor Group and the NGL Energy LP Investor Group.

We have presented various operational data in “Item 1 — Business” for the year ended March 31, 2012.  The operational data does not include information related to assets we have acquired or other developments that have occurred after the end of the year ended March 31, 2012.

Item 1.                     Business

Overview

We are a Delaware limited partnership formed in September 2010.  As part of our formation, we acquired and combined the assets and operations of NGL Supply, primarily a wholesale propane and terminaling business founded in 1967, and Hicksgas, primarily a retail propane business founded in 1940.  During the year ended March 31, 2012, we significantly expanded our operations through four business combination agreements.  We and our subsidiaries own and operate a vertically integrated propane business with three primary businesses: midstream; wholesale supply and marketing; and retail propane.  We engage in the following activities through our operating segments:

•                  our midstream business, which currently consists of our natural gas liquids terminaling and rail car business, takes delivery of natural gas liquids from pipelines, trucks, and rail cars at our terminals and transfers the product to third party transport trucks for delivery to retailers, wholesalers and other customers and also transports propane and other natural gas liquids by rail car, primarily in the service of our wholesale supply and marketing business;

•                  our wholesale supply and marketing business supplies propane and other natural gas liquids and provides related storage to retailers, wholesalers and refiners; and

•                  our retail propane business sells propane and petroleum distillates to end users consisting of residential, agricultural, commercial, and industrial customers.

For more information regarding our operating segments, please see Note 15 to our consolidated financial statements included elsewhere in this annual report.

We serve more than 224,000 retail propane customers in 24 states and more than 14,000 retail distillate customers in six states.  We serve approximately 420 wholesale supply and marketing customers in 44 states and approximately 195 midstream customers in 12 states.  For the year ended March 31, 2012:

•                  we transferred approximately 223.8 million gallons of propane to our midstream customers through our propane terminals and transported approximately 31.4 million gallons of propane and other natural gas liquids with our rail cars (most of which are leased);

•                  we sold approximately 397.9 million gallons of propane to third party retailers, 253.3 million gallons of propane through ownership transfers of propane held in storage, 79.5 million gallons of propane to our retail propane business and 131.4 million gallons of other natural gas liquids (primarily butane and natural gasoline) to refiners; and

•                  we sold approximately 78.2 million gallons of propane and 1.7 million gallons of petroleum distillates to retail customers.

Our businesses represent a combination of “fee-based,” “cost-plus” and “margin-based” revenue generating operations.  Our midstream business generates fee-based revenues derived from a cents-per-gallon charge for the transfer of propane volumes, also known as throughput, at our propane terminals and for the transportation of volumes via rail car and truck.  Our wholesale supply and marketing business generates cost-plus revenues.  Cost-plus represents our aggregate total propane supply cost plus a margin to cover our replacement cost consisting of cost of capital, storage, transportation, fuel surcharges and an appropriate competitive margin.  Our retail propane business generates margin-based revenues, meaning our gross margin depends on the difference between our propane sales price and our total propane supply cost.

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

Upon completion of our initial public offering and the underwriters’ exercise in full of their option to purchase additional common units from us and the redemption, we had outstanding 8,864,222 common units, 5,919,346 subordinated units, a 0.1% general partner interest and incentive distribution rights, or IDRs.  The public owned an approximately 27.2% limited partner interest in us and the NGL Energy LP Investor Group owned an approximately 72.7% limited partner interest in us.  IDRs entitle the holder to specified increasing percentages of cash distributions as our per-unit cash distributions increase above specified levels.

Acquisitions Subsequent to Initial Public Offering

•                  On October 3, 2011, we closed a business combination transaction with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family, which we collectively refer to as Osterman or the Osterman Associated Companies, for retail propane operations in the northeastern United States.  We issued 4,000,000 common units and paid $96 million in exchange for the receipt of the assets and operations from Osterman.

•                  On November 1, 2011, we closed a business combination transaction with SemStream, L.P., or SemStream, for substantially all of SemStream’s natural gas liquids business and assets. We issued 8,932,031 common units and paid approximately $93.1 million in exchange for the receipt of the assets and operations of SemStream, of which $2.1 million was later returned due to a working capital adjustment provision in the agreement.

•                  On January 3, 2012 we closed a business combination with seven companies associated with Pacer Propane Holding, L.P., which we collectively refer to as Pacer, for substantially all of Pacer’s retail propane operations and assets. We paid $32.2 million and issued 1,500,000 of our common units in exchange for the Pacer assets and operations.

•                  On February 3, 2012, we completed a business combination with North American Propane, Inc. and its affiliated companies, which we collectively refer to as North American, for substantially all of North American’s assets and operations. We paid cash of $69.8 million in exchange for North American’s assets and operations, including working capital.

•                  During April and May 2012, we completed three separate business combinations to acquire retail propane and distillate operations in Georgia, Kansas, Maine, and New Hampshire.  On a combined basis, we paid $55.2 million and issued 750,000 common units in exchange for the receipt of these assets. We expect to pay additional cash and issue additional common units once certain calculations of acquired working capital have been completed for two of the business combinations. In addition, a combined amount of approximately $1.9 million will be payable either as deferred payments on the purchase price or under non-compete agreements.

Pending Acquisition

On May 18, 2012, we entered into a merger agreement with High Sierra Energy, LP, or High Sierra, and our general partner entered into a merger agreement with High Sierra Energy GP, LLC, the general partner of High Sierra.  High Sierra is a Denver, Colorado based limited partnership with three core business segments: crude oil gathering, transportation and marketing; water treatment, disposal, recycling and transportation; and natural gas liquids transportation and marketing.  Upon completion of the mergers, we expect that we will be able to provide multiple services to upstream customers with our combined fleet of more than 3,000 rail cars, 18 natural gas liquids terminals, three crude oil terminals, over 90 trucks and a substantial wholesale marketing and supply network.

We and our general partner will pay aggregate merger consideration of $693 million less High Sierra’s net indebtedness and unpaid transaction expenses.  High Sierra unitholders will be entitled to receive 82% of the aggregate merger consideration consisting of our common units, based on a value of $21.50 per common unit, and $100 million in cash.  The members of the general partner of High Sierra will be entitled to receive 18% of the aggregate merger consideration consisting of membership interests in our general partner and $50 million in cash. We expect to the close the mergers in June 2012, subject to the satisfaction or waiver of certain conditions to closing, including that we have obtained financing to complete the mergers on terms reasonably acceptable to us and customary regulatory approvals.

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

•                  Focus on consistent annual cash flows by adding operations that generate fee-based, cost-plus, or margin-based revenues.

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

•                  Our state-of-the-art natural gas liquids terminals and capacity on the ConocoPhillips Blue Line Pipeline.

Our Businesses

Midstream

Overview.  Our midstream business, which currently consists of our propane terminaling and rail car business, takes delivery of propane from a pipeline or truck at our propane terminals and transfers the propane to third party trucks for delivery to propane retailers, wholesalers and other customers and also transports propane and other natural gas liquids, primarily in the service of our wholesale supply and marketing business.

Operations.  Our midstream assets consist of our 16 natural gas liquids terminals in Arizona, Arkansas, Illinois, Indiana, Maine, Minnesota, Missouri, Montana, Washington, Wisconsin, and St. Catharines, Ontario.  All of our terminals have on-site staff and state-of-the-art technology, including environmental and safety systems, online information systems, automatic loading and unloading of propane, and security cameras.  Our terminals also have automated truck loading and unloading facilities that operate 24 hours a day.  These automated facilities provide for control of security, allocations, credit and carrier certification by remote input of data.

Our throughput volumes from our terminals were 223.8 million gallons during the year ended March 31, 2012.  We have the ability to expand our storage and loading and unloading capacity and the opportunity to increase annual throughputs at each of our natural gas liquids terminals with relatively minimal additional operating costs.

The following chart shows the approximate maximum daily throughput capacity at each of our propane terminals:

Throughput Capacity
Facility	(in gallons per day)
Rosemount, Minnesota	1,441,000
Lebanon, Indiana	1,058,000
West Memphis, Arkansas	1,058,000
Dexter, Missouri	930,000
East St. Louis, Illinois	883,000
Jefferson City, Missouri	883,000
St. Catherines, Ontario	700,000
Janesville, Wisconsin	553,000
Light, Arkansas	524,400
Rixie, Arkansas	524,400
Winslow, Arizona	500,000
Kingsland, Arkansas	405,000
Portland, Maine	360,000
Green Bay, Wisconsin	310,000
Tokio, Washington	198,000
Sidney, Montana	180,000
Total	10,507,800

We have operating agreements with third parties for certain of our terminals.  The terminals in East St. Louis, Illinois and Jefferson City, Missouri are operated for us by ConocoPhillips for a monthly fee under an operating and maintenance agreement that has a term that expires in 2017 at our option.  Our facility in Ontario is operated by a third party under a year to-year agreement.

We own the terminal assets.  We own the land on which nine of the terminals are located and we either have easements or lease the land on which seven of the terminals are located.  The propane terminals in Missouri and Illinois have perpetual easements, and the propane terminal in Ontario has a long-term lease that expires in 2022.

We own 10 rail cars and lease 409 additional rail cars.  Many of the rail car leases expire in 2012, although certain leases expire in 2013 and 2014. Many of the rail car leases contain renewal options.

Customers.  We are the exclusive service provider at each of our natural gas liquids terminals, serving approximately 195 customers.  During times of allocation and supply disruptions on competing common carrier pipeline terminals, our terminaling coverage area extends to customers located in areas beyond the immediate vicinity of our terminals.

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

Operations.  We procure propane from refiners, gas processing plants, producers and other resellers for delivery to leased storage space, common carrier pipelines, rail car terminals and direct to certain customers.  Our customers take delivery by loading natural gas liquids into transport vehicles from common carrier pipeline terminals, private terminals, our terminals, directly from refineries and rail terminals and by rail car.

Approximately 34% of our wholesale propane gallons are presold to third party retailers and wholesalers at a fixed price under back-to-back contractual arrangements.  Back-to-back arrangements, in which we balance our contractual portfolio by buying propane supply when we have a matching purchase commitment from our wholesale customers, protects our margins, and mitigates commodity price risk.  Pre-sales also reduce the impact of warm weather because the customer is required to take delivery of the propane regardless of the weather.  We generally require cash deposits from these customers.  In addition, on a daily basis we have the ability to balance our inventory by buying or selling propane, butanes, and natural gasoline to refiners, resellers, and propane producers through pipeline inventory transfers at major storage hubs.

In order to secure available supply during the heating season, we are often required to purchase volumes of propane during the off season.  In order to mitigate storage costs, we sell those volumes in place through ownership transfers at a lesser margin than we earn in our wholesale truck and rail business.  For the year ended March 31, 2012, this activity consisted of approximately 133 million gallons.

The following map shows certain assets owned by us and third parties that we utilize in our wholesale supply and marketing business, including seven common carrier pipelines, refinery terminals, railcar terminals, leased storage facilities, and our propane terminals:

We lease propane storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.  We have leased propane storage space at the ConocoPhillips facility in Borger, Texas. This agreement was recently renewed and has a term that expires in March 2014.  In addition to our leased propane storage space at the Borger facility, we lease approximately 167 million gallons of storage space for propane and other natural gas liquids in various storage hubs in Arizona, Canada, Kansas, Michigan, Mississippi, Missouri, and Texas.

The following chart shows our leased storage space at propane storage facilities and interconnects to those facilities:

	Leased Storage
	Space
Storage Facility	(in gallons)	Storage Interconnects
Conway, Kansas	101,850,000	Connected to Enterprise Mid-America and NuStar Pipelines
Borger, Texas	35,700,000	Connected to ConocoPhillips Blue Line Pipeline
Bushton, Kansas	16,590,000	Connected to ONEOK North System Pipeline
Mont Belvieu, Texas	14,700,000	Connected to Enterprise Texas Eastern Products Pipeline
Carthage, Missouri	7,560,000	Connected to Mid-America Pipeline
Regina, Saskatchewan, Canada	6,300,000	Connected to Cochin Pipeline
Marysville, Michigan	6,300,000	Connected to Cochin Pipeline
Hattiesburg, Mississippi	5,250,000	Connected to Enterprise Dixie Pipeline
Redwater, Alberta, Canada	6,215,118	Connected to Cochin Pipeline
Adamana, Arizona	1,680,000	Rail facility
Ft. Saskatchewan, Alberta, Canada	1,320,900	Connected to Cochin Pipeline
Total	203,466,018

During the typical heating season from September 15 through March 15 each year, we have the right to utilize ConocoPhillips’ capacity as a shipper on the Blue Line pipeline to transport propane from our leased storage space to our terminals in East St. Louis, Illinois and Jefferson City, Missouri.  During the remainder of the year, we have access to available capacity on the Blue Line pipeline on the same basis as other shippers.

Customers.  Our wholesale supply and marketing business serves approximately 420 customers in 44 states concentrated in the Mid-Continent, Northeast, and Southeast.  Our wholesale supply and marketing business serves national, regional and independent retail, industrial, wholesale, petrochemical, refiner and propane production customers.  Our wholesale supply and marketing business also supplies the majority of the propane for our retail propane business.  We deliver the propane supply to our customer at terminals located on seven common carrier pipeline systems, four rail terminals, five refineries, and major U.S. propane storage hubs.  For the year ended March 31, 2012, our 5 largest wholesale customers represented only 23.1% of the total sales of our wholesale supply and marketing business.

Seasonality.  Our wholesale supply and marketing business is affected by the weather in a similar manner as our retail propane business.  However, we are able to partially mitigate the effects of seasonality by pre-selling approximately 34% of our wholesale supply and marketing volumes to retailers and wholesalers and requiring the customer to take delivery regardless of the weather.

Retail Propane

Overview.  Our retail propane business consists of the retail marketing, sale and distribution of propane, including the sale and lease of propane tanks, equipment and supplies, to more than 224,000 residential, agricultural, commercial and industrial customers.  Based on industry statistics from LPGas magazine, we believe that we are the 8th largest domestic retail propane distribution company by volume.  We purchase the majority of the propane sold in our retail propane business from our wholesale supply and marketing business, which provides our retail propane business with a stable and secure supply of propane.

Operations.  We market retail propane through our customer service locations using the Hicksgas, Propane Central, Brantley Gas, Osterman, Pacer, and Energy USA regional brand names.  We sell propane primarily in rural areas, but we also have a number of customers in suburban areas where energy alternatives to propane such as natural gas are not generally available.  We own or lease 76 customer service locations and 92 satellite distribution locations, with aggregate above ground propane storage capacity of approximately four million gallons.  Our customer service locations are staffed and operated to service a defined geographic market area and typically include a business office, product showroom, and secondary propane storage.  Our bulk delivery trucks refill their propane supply at our satellite distribution locations, which are unmanned above ground storage tanks, allowing our customer service centers to serve an extended market area.

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

The following table shows the number of our customer service locations and satellite distribution locations by state:

	Number of Customer	Number of Satellite
State	Service Locations	Distribution Locations
Illinois	25	19
Massachusetts	10	10
Kansas	9	34
Georgia	8	7
Indiana	5	4
Connecticut	3	2
Mississippi	3	3
Oregon	2	1
Pennsylvania	2	3
North Carolina	2	—
Washington	2	—
Colorado	1	—
Maine	1	1
Maryland	1	1
Rhode Island	1	1
Utah	1	1
Delaware	—	1
New Hampshire	—	2
New Jersey	—	1
Vermont	—	1
Total	76	92

Retail deliveries of propane are usually made to customers by means of our fleet of bulk delivery trucks.  Propane is pumped from the bulk delivery truck, which generally holds 2,400 to 5,000 gallons, into an above ground storage tank at the customer’s premises.  The capacity of these storage tanks ranges from approximately 100 to 350 gallons in milder climates and 500 to 1,000 gallons in colder climates.  We also deliver propane to retail customers in portable cylinders, which typically have a capacity of five to 25 gallons.  These cylinders are picked up on a delivery route, refilled at our customer service locations, and then returned to the retail customer.  Customers can also bring the cylinders to our customer service centers to be refilled.

Approximately 50% of our residential customers receive their propane supply via our automatic route delivery program, which allows us to maximize our delivery efficiency.  For these customers, our delivery forecasting software system utilizes a customer’s historical consumption patterns combined with current weather conditions to more accurately predict the optimal time to refill their tank.  The delivery information is then uploaded to routing software to calculate the most cost effective delivery route.  Our automatic delivery program eliminates the customer’s need to make an affirmative purchase decision, promotes customer retention by ensuring an uninterrupted supply of propane and enables us to efficiently route deliveries on a regular basis.  Some of our purchase plans, such as level payment billing, fixed price and price cap programs, further promote our automatic delivery program.

Customers.  Our retail propane customers fall into three broad categories: residential; agricultural; and commercial and industrial.  At March 31, 2012, our retail propane customers were comprised of approximately:

•                  55% residential customers;

•                  15% agricultural customers; and

•                  30% commercial and industrial customers.

No single customer accounted for more than 1% of our retail propane volumes during the year ended March 31, 2012.

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

Midstream.  We encounter competition in our midstream business, primarily from companies that own terminal facilities close to our terminals.  However, due to the location of our terminals and our ability to move natural gas liquids to and from such locations, we believe we are the primary terminal and wholesale supplier of propane in an area surrounding our terminals.  We are the exclusive service provider at each of our terminals, which allows us to serve additional markets and increase our throughput during periods of supply disruption among our competitors.

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

Retail Propane.  In our retail propane business, we compete with alternative energy sources and with other companies engaged in the retail propane distribution business.  Competition with other retail propane distributors in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi state propane marketers, smaller local independent marketers and farm cooperatives.  Our customer service locations generally have one to five competitors in their market area.  According to statistics in LPGas magazine:

•                  the ten largest retailers account for less than 33% of the total retail sales of propane in the United States;

•                  no single retail propane business has a greater than 10% share of the total retail propane market in the United States; and

•                  the propane retailers nationally range in size from less than 100,000 gallons to over 850 million gallons sold annually.

The competitive landscape of the markets that we serve has been fairly stable.  Each customer service location operates in its own competitive environment since retailers are located in close proximity to their customers because of delivery economics.  Our customer service locations generally have an effective marketing radius of approximately 25-50 miles, although in certain areas the marketing radius may be extended by satellite distribution locations.

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

Supply

For the year ended March 31, 2012, five suppliers accounted for approximately 62% of our wholesale supply and marketing segment’s total cost of sales.  We believe that our diversification of suppliers will enable us to purchase all of our natural gas liquids supply needs at market prices without a material disruption of our operations if supplies are interrupted from a particular source.

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

We purchased all of our natural gas liquids supply from North American suppliers during the year ended March 31, 2012.  With the exception of our propane supply agreement with ConocoPhillips described below, all of our term purchase contracts are year-to-year.  The percentage of our natural gas liquids supply obtained from contract purchases varies from year to year, with the balance purchased on the spot market.  Supply contracts generally provide for pricing in accordance with OPIS based pricing at the time of delivery or the current spot market prices at major storage locations.

We have a propane supply agreement with ConocoPhillips pursuant to which ConocoPhillips supplies us with weekly volumes of propane.  The term of this agreement expires in 2017.

Pricing Policy

Midstream.  In our midstream business, we primarily earn fees derived from a cents-per-gallon charge for the volumes transferred through our natural gas liquids terminals.  As a result, our midstream business is not directly impacted by fluctuations in the price of natural gas liquids.

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

We use back-to-back contractual agreements for a majority of our wholesale supply and marketing sales to limit exposure to commodity price risk and protect our margins.  We are able to match our supply and sales commitments by offering our customers purchase contracts with flexible price, location, storage, and ratable delivery.  However, certain common carrier pipelines require us to keep minimum in-line inventory balances year round to conduct our daily business, and these volumes may not be matched with a purchase commitment.

We generally require deposits from our customers for fixed priced future delivery of propane if the delivery date is more than 30 days after the time of sale.

Retail Propane.  Our pricing policy is an essential element in the successful marketing of retail propane.  We protect our margin by adjusting our retail propane pricing based on, among other things, prevailing supply costs, local market conditions, and input from management at our customer service locations.  We rely on our regional management to set prices based on these factors.  Our regional managers are advised regularly of any changes in the delivered cost of propane, potential supply disruptions, changes in industry inventory levels and possible trends in the future cost of propane.  We believe the market intelligence provided by our wholesale supply and marketing business combined with our propane pricing methods allows us to respond to changes in supply costs in a manner that protects our customer base and our margins.

Billing and Collection Procedures

Midstream.  In our midstream business, we have a mix of customers similar to that of our wholesale supply and marketing business.  We perform similar credit approval and receivable monitoring procedures as we do for our wholesale supply and marketing business.  Our midstream customers include independent distributors, regional propane companies, and large U.S. marketers.  We utilize similar contracts at all of our terminals.  Since we do not allow other companies to market natural gas liquids through our terminals, we are able to monitor our customer mix, allowing us to better control our credit risk.

Wholesale Supply and Marketing.  Our wholesale supply and marketing customers consist of commercial accounts varying in size from local independent distributors to large regional and national retailers.  These sales tend to be large volume transactions that can range from approximately 10,000 gallons to as much as 1,000,000 gallons, and deliveries can occur over time periods extending from days to as much as a year.  We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our wholesale customers.  We believe the following procedures enhance our collection efforts with our wholesale customers:

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

Retail Propane.  In our retail propane business, our customer service locations are typically responsible for customer billing and account collection.  We believe that this decentralized and more personal approach is beneficial because our local staff has more detailed knowledge of our customers, their needs, and their history than would an employee at a remote billing center.  Our local staff often develop relationships with our customers that are beneficial in reducing payment time for a number of reasons:

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

Our retail propane customers must comply with our standards for extending credit, which typically includes submitting a credit application, supplying credit references and undergoing a credit check with an appropriate credit agency.

Trademark and Tradenames

We use a variety of trademarks and tradenames that we own, including NGL, Hicksgas, Propane Central, Brantley Gas, Osterman, Pacer, and Energy USA.  We intend to retain and continue to use the names of the companies that we acquire and believe that this will help maintain the local identification of these companies and will contribute to their continued success though in certain transactions we may change or be required to change the names of such companies.  We regard our trademarks, tradenames, and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Employees

As of March 31, 2012, we had 890 full-time employees, of which 868 were operational and 22 were general and administrative employees.  Twenty-four of our employees at three of our locations are members of a labor union.  We believe that our relations with our employees are satisfactory.

Government Regulation

Environmental

We are subject to various federal, state, and local environmental, health and safety laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals, as well as laws and regulations governing environmental protection, including those addressing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety.  Generally, these laws (i) regulate air and water quality and impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) may result in the suspension or revocation of necessary permits, licenses and authorizations; (iv) impose substantial liabilities on us for pollution resulting from our operations; (v) require remedial measures to mitigate pollution from former or ongoing operations; (vi) and may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws.  These laws include, among others, the Resource Conservation and Recovery Act, or RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes.

CERCLA, also known as the “Superfund” law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site.  While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in our operations may be classified as hazardous.  Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain petroleum products are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. It is possible, however, that certain wastes now classified as non-hazardous could be classified as hazardous wastes in the future and therefore be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas wastes as “hazardous wastes.” Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

We currently own, lease, or operate numerous properties where hydrocarbons are being or have been handled.  Although we believe that we are in substantial compliance with the requirements of CERCLA, RCRA, and related state and local laws and regulations, that we hold all necessary and up-to-date permits, registrations and other authorizations required under such laws and regulations and that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal or remediation of previously disposed substances and wastes (including wastes disposed of or released by prior owners or operators), clean up of contaminated properties (including contaminated groundwater) or performance of remedial operations to prevent future contamination.

Safety and Transportation

All states in which we operate have adopted fire safety codes that regulate the storage and distribution of propane.  In some states, state agencies administer these laws.  In others, municipalities administer them.  We conduct training programs to help ensure that our operations comply with applicable governmental regulations.  With respect to general operations, each state in which we operate adopts National Fire Protection Association, or NFPA, Pamphlets No. 54 and No. 58, or comparable regulations, which establish a set of rules and procedures governing the safe handling of propane.  We believe that the policies and procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and related service and installation operations are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

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

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas emissions, most notably carbon dioxide, to global warming.  In June 2009, the U.S. House of Representatives passed the ACES Act, also known as the Waxman Markey Bill.  The ACES Act did not pass the Senate, however, and so was not enacted by the 111th Congress.  The ACES Act would have established an economy-wide cap on emissions of greenhouse gases in the United States and would have required most sources of greenhouse gas emissions to obtain and hold “allowances” corresponding to their annual emissions of greenhouse gases.  By steadily reducing the number of available allowances over time, the ACES Act would have required a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050.  Under such a “cap and trade” system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases.  The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals.  As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.  The ultimate outcome of any possible future legislative initiatives is uncertain.  In addition, over one-third of the states have already adopted some legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs, although in recent years some states have scaled back their commitment to GHG initiatives.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  These findings allowed the EPA to adopt and implement regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  Accordingly, the EPA has adopted two sets of regulations addressing greenhouse gas emissions under the Clean Air Act.  The first, the “motor vehicle rule,” limits emissions of greenhouse gases from motor vehicles beginning with the 2012 model year.  EPA has asserted that these final motor vehicle greenhouse gas emission standards trigger Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011.  On June 3, 2010, the EPA published its final rule, the “stationary source rule,” to address the permitting of greenhouse gas emissions from stationary sources under the Prevention of Significant Deterioration, or the PSD, and Title V permitting programs.  This rule “tailors” these permitting programs to apply to certain stationary sources of greenhouse gas emissions in a multi-step process, with the largest sources first subject to permitting.  It is widely expected that facilities required to obtain PSD permits for their greenhouse gas emissions will be required to also reduce those emissions according to “best available control technology,” or BACT, standards for greenhouse gases that have yet to be developed.  Any regulatory or permitting obligation that limits emissions of greenhouse gases could require us to incur costs to reduce emissions of greenhouse gases associated with our operations and also could adversely affect demand for the propane and other natural gas liquids that we transport, store, process, or otherwise handle in connection with our services.  The stationary source rule became effective in January 2011, although it remains the subject of several pending lawsuits filed by industry groups.

In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010.  In November 2010, the EPA published a final rule expanding this GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities.  This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

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

The majority of our retail propane operations are concentrated in the Midwest and Northeast, and localized warmer weather and/or economic downturns may adversely affect demand for propane in those regions, thereby affecting our financial condition and results of operations.

A substantial portion of our retail propane sales are to residential customers located in the Midwest and Northeast who rely heavily on propane for heating purposes.  A significant percentage of our retail propane volume is attributable to sales during the peak heating season of October through March.  Warmer weather may result in reduced sales volumes that could adversely impact our operating results and financial condition.  In addition, adverse economic conditions in areas where our retail propane operations are concentrated may cause our residential customers to reduce their use of propane regardless of weather conditions.  Localized warmer weather and/or economic downturns may have a significantly greater impact on our operating results and financial condition than if our retail propane business were less concentrated.

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

In connection with the purchase by NGL Supply of the propane terminals of ConocoPhillips, we executed several agreements in November 2002, including the following:

•                              an operating and maintenance agreement for the propane terminals and common facilities located in East St. Louis, Illinois and Jefferson City, Missouri;

•                              a propane supply agreement under which we are able to purchase, exchange and deliver specified gallons of propane per week and access the ConocoPhillips Blue Line pipeline to ship propane from Borger, Texas and the Conway, Kansas storage hubs to our propane terminal locations in East St. Louis, Illinois and Jefferson City, Missouri, including the right to utilize ConocoPhillips’ capacity as a shipper on the Blue Line pipeline from September 15 through March 15 each year; and

•                              a propane storage lease agreement under which we have leased storage space in Borger, Texas.

The operating and maintenance agreement and the propane supply agreement each expire in November 2017.  The propane storage lease agreement expires in

March 2014.  Significant changes to such agreements or our inability to extend such agreements could have a negative effect on our financial condition and results of operations.

Our future financial performance and growth may be limited by our ability to successfully complete accretive acquisitions on economically acceptable terms.

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

Our ability to consummate accretive acquisitions on economically acceptable terms may be limited by various factors, including, but not limited to:

•      Increased competition for attractive acquisitions due to consolidation in the retail propane industry;

•      Covenants in our revolving credit facility that limit the amount and types of indebtedness that we may incur to finance acquisitions and which may adversely affect our ability to make distributions to our unitholders;

•      Lack of available cash or external capital to pay for acquisitions; and

•      Possible unwillingness of prospective sellers to accept units as consideration and the potential dilutive effect to our existing unitholders caused by an issuance of units in an acquisition.

There can be no assurance that we will identify attractive acquisition candidates in the future, that we will be able to acquire such businesses on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions or that any additional debt that we incur to finance an acquisition will not affect our ability to make distributions to unitholders. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

We may be subject to substantial risks in connection with the integration and operation of acquired businesses.

Any acquisitions we make in pursuit of our growth strategy will be subject to potential risks, including, but not limited to:

•      the inability to successfully integrate the operations of recently acquired businesses;

•      the assumption of known or unknown liabilities, including environmental liabilities;

•      limitations on rights to indemnity from the seller;

•      mistaken assumptions about the overall costs of equity or debt or synergies;

•      unforeseen difficulties operating in new geographic areas;

•      the diversion of management’s and employees’ attention from other business concerns;

•      customer or key employee loss from the acquired businesses; and

•      a potential significant increase in our indebtedness and related interest expense.

We undertake significant due diligence efforts in our assessment of acquisitions, but may be unable to identify or fully plan for all issues and risks attendant to a particular acquisition. Even when an issue or risk is identified, we may be unable to obtain adequate contractual protection from the seller. The realization of any of these risks could have a material adverse effect on the success of a particular acquisition or our financial condition, results of operations or future growth.

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

Debt we have incurred or will incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our level of debt could have important consequences to us, including the following:

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

We are permitted to make distributions to our unitholders under our revolving credit facility so long as no default or event of default exists both immediately before and after giving effect to the declaration and payment of the distribution and the distribution does not exceed available cash for the applicable quarterly period.  Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios.  Please read “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Sources of Capital and Capital Resource Activities — Revolving Credit Facility.”

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

If we fail to maintain an effective system of internal controls, including internal controls over financial reporting, we may be unable to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

Prior to our initial public offering, we were not required to file reports with the SEC.  Upon the completion of our initial public offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Effective March 31, 2012, we became subject to the obligation under Section 404(a) of the Sarbanes Oxley Act of 2002 to annually review and report on our internal control over financial reporting.  Effective March 31, 2013, we will become subject to the obligation under Section 404(b) of the Sarbanes Oxley Act to engage our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud, and operate successfully as a publicly traded partnership.  Our efforts to maintain our internal controls may be unsuccessful, and we may be unable to maintain effective controls over financial reporting, including our disclosure controls.  Any failure to maintain effective internal controls over financial reporting and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations.

Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of internal controls in the future, and we may incur significant costs in our efforts to comply with Section 404.  Ineffective internal controls would subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

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

As of March 31, 2012, we had reported goodwill and intangible assets of approximately $292.3 million.  Such assets are subject to impairment reviews on an annual basis, or at an interim date if information indicates that such asset values have been impaired.  Any impairment we would be required to record under GAAP would result in a charge to our income, which would reduce our earnings.

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

During the year ended March 31, 2012, five of our suppliers accounted for approximately 62% of our wholesale supply and marketing segment’s propane purchases.  If we are unable to purchase propane from significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would adversely affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations.

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

We own propane terminals in Arizona, Arkansas, Illinois, Indiana, Minnesota, Maine, Missouri, Montana, Washington, Wisconsin, and St. Catharines, Ontario.  These facilities depend on pipeline and storage systems that are owned and operated by third parties.  Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport propane to and from our facilities and have a corresponding material adverse effect on our terminaling revenues.  In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities affect the utilization and value of our terminaling services.  We have historically been able to pass through the costs of pipeline transportation to our customers.  However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our terminaling revenues.

Our financial results are seasonal and generally lower in the first and second quarters of our fiscal year, which may require us to borrow money to make distributions to our unitholders during these quarters.

The inventory we have pre-sold to customers is highest during summer months, and our cash receipts are lowest during summer months.  As a result, our cash available for distribution for the summer is much lower than for the winter.  With lower cash flow during the first and second fiscal quarters, we may be required to borrow money to pay distributions to our unitholders during these quarters.  Any restrictions on our ability to borrow money could restrict our ability to pay the minimum quarterly distributions to our unitholders.

We are subject to operating and litigation risks that could adversely affect our operating results to the extent not covered by insurance.

Our operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible liquids such as propane.  As a result, we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business.  We are self-insured for non-catastrophic occurrences, but not for all risks inherent in our business.  We may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates in the future.  As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase.  In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.  We carry limited environmental insurance, thus, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.  The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on our business activities, financial condition and results of operations.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental, transportation, health, and safety costs.

The propane business is subject to a wide range of federal, state and local laws and regulations related to environmental, transportation, health, and safety matters.  These laws and regulations may impose numerous obligations that are applicable to our operations, including obtaining, maintaining and complying with permits to conduct regulated activities, incurring capital or operating expenditures to limit or prevent releases of materials from our facilities, and imposing substantial liabilities and remedial obligations relating to, among other things, emissions into the air and water, habitat and endangered species degradation and the release and disposal of hazardous substances, that may result from our operations.  Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions.  Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of injunctions limiting or preventing some or all of our operations.  In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues.

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

Propane competes with other sources of energy, some of which are less costly for equivalent energy value.  We compete for customers against suppliers of electricity, natural gas and fuel oil.  Competition from alternative energy sources, including electricity and natural gas, has increased as a result of reduced regulation of many utilities.  Electricity is a major competitor of propane, but propane has historically enjoyed a competitive price advantage over electricity.  Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane.  The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems; however, the gradual expansion of the nation’s natural gas distribution systems has resulted in natural gas being available in areas that previously depended on propane, which could cause us to lose customers, thereby reducing our revenues.  Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets.  During the year ended March 31, 2012, we acquired certain retail fuel oil operations, although the volume of this activity is low in relation to our retail propane operations.

We cannot predict the effect that development of alternative energy sources may have on our operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders.  Furthermore, our partnership agreement does not restrict the ability of the members of the NGL Energy GP Investor Group to transfer all or a portion of their ownership interest in our general partner to a third party.  The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.

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

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion in accordance with the terms of our partnership agreement.  In determining the costs and expenses allocable to us, our general partner is subject to its fiduciary duty, as modified by our partnership agreement, to the limited partners, which requires it to act in good faith.  These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us.  We are managed and operated by executive officers and directors of our general partner.  The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates, will reduce the amount of cash available for distribution to our unitholders.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes.  We could lose our status as a partnership for a number of reasons, including not having enough “qualifying income.”  If the IRS were to treat us as a corporation for federal income tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, or IRS, on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, a publicly traded partnership such as us will be treated as a corporation for federal income tax purposes unless 90% or more of its gross income from its business activities is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas and natural gas products or other passive types of income such as interest and dividends. Although we do not believe based upon our current operations that we are treated as a corporation, we could be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes, the classification of any of the gross income from our business operations as “qualifying income” under Section 7704 of the Internal Revenue Code, or any other matter affecting us.  The IRS may adopt positions that differ from the positions we take.  It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained.  A court may not agree with some or all of our counsel’s conclusions or positions we take.  Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade.  In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations.  A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you.  It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.  The use of this proration method may not be permitted under existing Treasury Regulations.  Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders.  Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted.  If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

In addition to federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own or control property now or in the future, even if you do not live in any of those jurisdictions.  You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  We own assets and conduct business in a number of states, most of which impose a personal income tax on individuals.  Most of these states also impose an income tax on corporations and other entities.  As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states that impose a personal income tax.  It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

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

Midstream.  We own 16 propane terminals located in Arizona, Arkansas, Illinois, Indiana, Maine, Minnesota, Missouri, Montana, Washington, Wisconsin, and St. Catherines, Ontario.  We own the land on which nine of the terminals are located and we either have easements or lease the land on which seven of the terminals are located.  We own 10 rail cars and lease an additional 409 rail cars.

Wholesale Supply and Marketing.  We lease approximately 36 million gallons of propane storage space in Borger, Texas from ConocoPhillips.  We also lease approximately 167 million gallons of propane storage space at 11 other storage facilities from other third parties under annual lease agreements.

Retail Propane.  We own 61 of our 76 customer service centers and 73 of our 92 satellite distribution locations and we lease the remainder.  Tank ownership and control at customer locations are important components to our operations and customer retention.  As of March 31, 2012, we owned the following propane storage tanks:

•                             359 bulk storage tanks with capacities ranging from 1,000 to 80,000 gallons; and

•                             approximately 228,000 stationary customer storage tanks with capacities ranging from 24 to 30,000 gallons.

We also leased an additional eight bulk storage tanks.

As of March 31, 2012, we owned a fleet of 276 bulk delivery trucks, 30 semi-tractors, 37 propane transport trailers and 520 other service trucks.  The average age of our company owned trucks is eight years.

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

Item 4.                     Mine Safety Disclosures

Not Applicable.

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

As of June 11, 2012, there were approximately 33 common unitholders of record.  This number does not include unitholders for whom common units may be held in “street name.”  We have also issued 5,919,346 subordinated units, for which there is no established public trading market.  All of the subordinated units are held by the members of the NGL Energy LP Investor Group.

The following table sets forth, for the periods indicated, the high and low closing prices per common unit, as reported on the New York Stock Exchange Composite Transactions tape, and the amount of cash distributions paid per common unit.

	Price Range		Cash
2012 Fiscal Year	High	Low	Distribution
Fourth Quarter	$23.15	$20.59	$0.3500
Third Quarter	22.05	19.94	0.3375
Second Quarter	22.70	18.40	0.1669
First Quarter (May 12, 2011-June 30, 2011)	21.75	18.62	—

Cash Distribution Policy

Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.  The distribution for the quarter ended June 30, 2011 was prorated for the period from the closing of our initial public offering on May 17, 2011 to the last day of the quarter on June 30, 2011.  Available cash, for any quarter, generally consists of all cash on hand at the end of that quarter less the amount of cash reserves established by our general partner to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments or other agreements, and (iii) provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.

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

Restrictions on the Payment of Distributions

As described in Note 9 to our consolidated financial statements included elsewhere in this Annual Report, our revolving credit facility contains covenants limiting our ability to pay distributions if we are in default under the revolving credit facility and to pay distributions that are in excess of available cash, as defined in the credit agreement.

Sales of Unregistered Securities

On May 11, 2011, immediately prior to the effectiveness of the registration statement on Form S-1 (File No. 333-172186) that we filed with the SEC in connection with our initial public offering, each common unit held by the members of the NGL Energy LP Investor Group split into 3.7219 common units and 5,919,346 common units held by the members of the NGL Energy LP Investor Group converted on a pro rata basis into 5,919,346 subordinated units.  We exchanged the common units and the subordinated units with the members of the NGL Energy LP Investor Group exclusively and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.  Accordingly, the subordinated units are exempted securities as contemplated by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, and the transaction was exempt from the registration requirements of the Securities Act.

On May 17, 2011, we issued 3,854 notional units to our general partner in exchange for a capital contribution of $85,000 that our general partner made to us to maintain its 0.1% general partner interest in us in connection with our issuance of common units at the closing of our intial public offering.  The notional units were issued to our general partner in a private transaction exempt from the registration requirements of the Securities Act.

On October 3, 2011, November 1, 2011, and January 3, 2012, we issued 4,004, 8,941, and 1,501 notional units to our general partner, respectively, in exchange for capital contributions of $82,000, $185,000, and $31,000, respectively, that our general partner made to us to maintain its 0.1% general partner interest in us in connection with our issuances of common units to Osterman, SemStream and Pacer, respectively.  These notional units were issued to our general partner in private transactions exempt from the registration requirements of the Securities Act.

During the year ended March 31, 2012, we did not issue any other equity securities without registration under the Securities Act in transactions that have not been previously reported in a Current Report on Form 8-K.

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

The selected consolidated historical financial data (excluding volume information) as of March 31, 2012 and for the year then ended and March 31, 2011 and for the six months then ended are derived from our audited historical consolidated financial statements included elsewhere in this annual report.  The selected historical financial data (excluding volume information) as of March 31, 2010 and for the six months ended September 30, 2010 and for the fiscal year ended March 31, 2010 are derived from the audited historical consolidated financial statements of NGL Supply included elsewhere in this annual report.  The selected historical financial data as of March 31, 2009 and 2008 and for the fiscal years then ended are derived from our or NGL Supply’s financial records.

	NGL Energy Partners LP		NGL Supply
	Year Ended	Six Months Ended	Six Months Ended	NGL Supply
	March 31,	March 31,	September 30,	Years Ended March 31,
	2012	2011	2010	2010	2009	2008
	(in thousands, except per unit data)
Income Statement Data (1)

Total operating revenues	$1,310,473	$622,232	$316,943	$735,506	$734,991	$834,257

Gross margin	93,450	39,200	6,035	27,291	28,573	16,236

Operating income (loss)	15,030	14,837	(3,795)	6,661	9,431	3,162

Interest expense	7,620	2,482	372	668	1,621	1,061

Net income or net income (loss) attributable to parent entity	7,876	12,679	(2,515)	3,636	4,949	1,613

Basic earnings per common unit	0.32	1.16
Diluted earnings per common unit	0.32	1.16

Basic earnings (loss) per common share			(128.46)	178.75	242.82	69.17
Diluted earnings (loss) per common share			(128.46)	176.61	239.92	68.35

Cash Flows Data (1)

Cash flows from operating activities	$90,329	$34,009	$(30,749)	$7,480	$22,149	$(10,931)

Cash distributions per common unit	0.85	—

Cash distributions per common share			357.09	—	—	—

Capital Expenditures:
Purchases of long-lived assets	7,544	1,440	280	582	577	496
Acquisitions of businesses, including additional consideration paid on prior period acquisitions	297,401	17,400	123	3,113	3,532	6,237

Balance Sheet Data - Period End

Total assets	$749,137	$163,833	$148,596	$111,580	$103,434	$111,520

Total long-term obligations, exclusive of current maturities	199,389	65,936	18,940	8,851	9,245	7,830

Redeemable preferred stock	—	—	—	3,000	3,000	3,000

Equity	405,329	47,353	36,811	46,403	42,691	38,133

Volume Information (in thousand gallons)

Retail propane sales volumes	79,886	34,932	3,747	15,514	14,033	10,239

Wholesale volumes - propane (2)	659,921	372,504	226,330	623,510	510,255	506,909

Wholesale volumes - other NGLs	134,998	49,465	46,092	53,878	58,523	88,808

Midstream terminal throughput volumes	223,847	110,146	43,704	170,621	136,818	130,348

(1)

The acquisition of retail propane businesses by NGL Energy Partners LP fiscal year 2012 and in October 2010 and by NGL Supply in fiscal years 2008 through 2010 affects the comparability of this information. The acquisition of wholesale supply and marketing and midstream operations by NGL Energy Partners LP in November 2011 and February 2012 also affects the comparability of this information.

(2)	Includes intercompany volumes sold to our retail propane segment.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership formed in September 2010.  As part of our formation, we acquired and combined the assets and operations of NGL Supply, primarily a wholesale propane and terminaling business founded in 1967, and Hicksgas, primarily a retail propane business founded in 1940.  We own and, through our subsidiaries, operate a vertically integrated propane business with three operating segments:  retail propane; wholesale supply and marketing; and midstream.  We engage in the following activities through our operating segments:

•                  our retail propane business sells propane and petroleum distillates to end users consisting of residential, agricultural, commercial and industrial customers;

•                  our wholesale supply and marketing business supplies propane and other natural gas liquids and provides related storage to retailers, wholesalers and refiners; and

•                 our midstream business, which currently consists of our natural gas liquids terminaling and rail car business, takes delivery of natural gas liquids from pipelines, trucks and rail cars at our terminals and transfers the product to third-party transport trucks and rail cars for delivery to retailers, wholesalers and other customers and also transports propane and other natural gas liquids by rail car, primarily in the service of our wholesale supply and marketing business.

As of March 31, 2012, we served more than 224,000 retail propane customers in 24 states, more than 14,000 retail distillate customers in six states, approximately 420 wholesale supply and marketing customers in 44 states, and approximately 195 midstream customers in 12 states. Subsequent to March 31, 2012, we completed three separate retail acquisitions, which added additional retail propane and distillate customers.

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

Retail Propane

A significant factor affecting the profitability of our retail propane segment is our ability to maintain or increase our realized gross margin on a cents per gallon basis.  Gross margin is the differential between our sales prices and our total product costs, including transportation and storage.  Propane prices continued to be volatile during our fiscal years 2010 through 2012.  At Conway, Kansas, one of our main pricing hubs, the range of low and high-spot propane prices per gallon for the periods indicated and the prices as of period end were as follows:

	Range of Conway, Kansas
	Spot Price		Spot Price
	Per Gallon		Per Gallon
	Low	High	At Period End

For the Year Ended March 31, 2012	$0.9000	$1.4900	$0.9800

For the Six Months Ended:
March 31, 2011	1.1175	1.5850	1.2763
September 30, 2010	0.8813	1.1625	1.1625

For the Year Ended March 31, 2010	0.5563	1.4475	1.0625

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

We also use price swaps in the forward market to lock in the cost of supply without having to purchase physical volumes until needed for our delivery obligations.  We have not accounted for these derivatives as hedges.  Therefore, changes in the fair value of the derivatives are reflected in our statement of operations, classified as cost of sales of our wholesale supply and marketing segment.

Midstream

Our midstream business is a fee-based business that is impacted primarily by throughput volumes at our natural gas liquids terminals.  Throughput volumes are impacted by weather, agricultural uses of propane and general economic conditions, all of which are beyond our control.  We are able to somewhat mitigate the potential decline in throughput volumes by preselling volumes to customers at our terminals in advance of the demand period through our wholesale supply and marketing segment.  Our midstream business also owns and leases rail cars, which our wholesale supply and marketing business uses to transport product.

Recent Developments

The following transactions that occurred during the period since our formation in October 2010 impact the comparability of our results of operations (see Notes 5, 9 , and 12 to our consolidated financial statements included elsewhere in this annual report for additional information):

Acquisition of Hicks LLC and Gifford

On October 14, 2010, we purchased the propane-related assets and assumed certain related obligations from Hicksgas, LLC and Hicksgas Gifford, Inc., which we collectively refer to as Hicksgas, for a combination of our limited partner interests and payment of approximately $17.2 million, a total consideration, including assumed liabilities, of approximately $62.8 million.

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

Revolving Credit Facility

On October 14, 2010, we entered into a revolving credit facility with a group of lenders.  The revolving credit facility, as amended in January, February, April, May, and August 2011, and January, March, and April 2012, provides for a total credit facility of $350 million, represented by a $100 million working capital facility and a $250 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  See “—Liquidity, Sources of Capital and Capital Resource Activities” for further discussion of our credit facility.

Osterman Combination

On October 3, 2011, we closed our business combination with Osterman in which we acquired substantially all of the retail propane assets of Osterman in exchange for 4,000,000 of our common units and a payment of $96 million in cash.  We funded the cash payment with advances under our acquisition facility.  There may be additional payments required due to a working capital adjustment provision in the agreement.  Osterman’s operations are located in the northeastern United States.  We have included Osterman in our financial statements since the closing date of the combination.

We expect that, on an annual basis, the Osterman combination will significantly expand our retail propane operations, increasing our sales volumes, revenues, gross margin and operating income over the levels we have achieved in prior periods.  The acquisition will also result in an increase in our interest expense due to the utilization of our acquisition facility to fund the contribution.

SemStream Combination

On November 1, 2011, we closed our business combination with SemStream in which we acquired substantially all of the operating assets of SemStream, consisting primarily of natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, as well as significant owned and leased storage facilities and rail cars and approximately $104 million in natural gas liquids inventory.  We issued 8,932,031 common units and made a cash payment of approximately $93 million, of which approximately $2.1 million was later returned due to a working capital adjustment provision in the agreement.  In addition, SemStream made a cash contribution for a 7.5% interest in our general partner.

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

Pacer Combination

On January 3, 2012, we closed our business combination with Pacer in which we acquired substantially all of the assets of Pacer in exchange for approximately $32.2 million in cash (including the working capital settlement) and 1,500,000 of our common units.

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

North American Combination

On February 3, 2012, we closed our acquisition of North American in which we acquired substantially all of North American’s assets for a cash payment of $69.8 million, including amounts paid for working capital.  North American’s assets consist primarily of retail propane and distillate operations in the northeastern United States.  There may be additional payments required due to a working capital adjustment provision in the agreement.  This acquisition is expected to increase our retail propane gross margin and operating income.  The acquisition will also result in an increase in our interest expense due to the utilization of our acquisition facility to fund the acquisition.

Pending Acquisition

On May 18, 2012, we entered into a merger agreement with High Sierra Energy, LP, or High Sierra, and our general partner entered into a merger agreement with High Sierra Energy GP, LLC, the general partner of High Sierra.  High Sierra is a Denver, Colorado based limited partnership with three core business segments: crude oil gathering, transportation and marketing; water treatment, disposal, recycling and transportation; and natural gas liquids transportation and marketing.  Upon completion of the mergers, we expect that we will be able to provide multiple services to upstream customers with our combined fleet of more than 3,000 rail cars, 18 natural gas liquids terminals, three crude oil terminals, over 90 trucks and a substantial wholesale marketing and supply network.

We and our general partner will pay aggregate merger consideration of $693 million less High Sierra’s net indebtedness and unpaid transaction expenses.  High Sierra unitholders will be entitled to receive 82% of the aggregate merger consideration consisting of our common units, based on a value of $21.50 per common unit, and $100 million in cash.  The members of the general partner of High Sierra will be entitled to receive 18% of the aggregate merger consideration consisting of membership interests in our general partner and $50 million in cash. We expect to the close the mergers in June 2012, subject to the satisfaction or waiver of certain conditions to closing, including that we have obtained financing to complete the mergers on terms reasonably acceptable to us and customary regulatory approvals.

Recent Weather Conditions

The demand for propane is heavily influenced by the weather, especially during the winter heating season.  During our fiscal year ended March 31, 2012, the winter was unusually warm, which significantly reduced demand for propane in our areas of operation.  Spot market prices for propane declined during the period from October 2011 — January 2012, and then remained relatively stable during February and March of 2012.  Margins from our wholesale supply and marketing operations during the fourth quarter of fiscal 2012 benefitted from the declining prices, due in part to fixed price forward sale contracts.  As the price of propane declined, purchases reduced our average cost of inventory and our average cost per gallon sold.  To the extent we had committed to sell inventory at fixed prices, the lower average cost resulted in increased margins.  Margins from our wholesale supply and marketing operations during the fourth quarter of fiscal 2012 also benefitted from certain commodity swaps we had entered into to protect against the risk of a decline in the value of inventory.

The lower-than-normal demand for propane during the recent winter may result in our wholesale and retail customers having more supply on hand than they normally would at the end of the heating season, which could reduce their need to purchase product in fiscal 2013.  This could also result in continued downward pressure on product prices, which could reduce margins from our wholesale supply and marketing operations in fiscal 2013. In addition, increased shale gas production and limitations on export infrastructure could also put downward pressure on product prices.  Continued low demand could also put pressure on the ability of customers to perform under their purchase commitments and payment obligations.

Consolidated Results of Operations

The following table summarizes our historical consolidated statements of operations for the year ended March 31, 2012 and the six months ended March 31, 2011, and NGL Supply’s consolidated statements of operations for the six months ended September 30, 2010 and the fiscal year ended March 31, 2010.

	NGL Energy Partners LP		NGL Supply
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
	(in thousands)
Operating revenues	$1,310,473	$622,232	$316,943	$735,506
Cost of sales	1,217,023	583,032	310,908	708,215
Gross margin	93,450	39,200	6,035	27,291
Operating and general and administrative expenses	63,309	20,922	8,441	17,849
Depreciation and amortization	15,111	3,441	1,389	2,781
Operating income (loss)	15,030	14,837	(3,795)	6,661
Interest expense	(7,620)	(2,482)	(372)	(668)
Interest and other income	1,055	324	190	115
Income (loss) before income taxes	8,465	12,679	(3,977)	6,108
Provision (benefit) for income taxes	601	—	(1,417)	2,478
Net income (loss)	7,864	12,679	(2,560)	3,630
Net loss attributable to non-controlling interests	12	—	45	6
Net income or net income (loss) attributable to parent equity	$7,876	$12,679	$(2,515)	$3,636

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

Interest Expense

The interest expense of NGL Energy Partners LP consists of interest on borrowings under a revolving credit facility, letter of credit fees and amortization of debt issuance costs.  See Note 9 to our consolidated financial statements as of March 31, 2012 included elsewhere in this annual report for additional information on our long-term debt.  The change in interest expense during the periods presented is due primarily to fluctuations of the average outstanding debt balance, the average interest rate and the amortization of debt issuance costs, as follows:

	Amortization	Average	Average
	of Debt Issuance	Balance	Interest
	Costs	Outstanding	Rate
	(in thousands)
Year Ended March 31, 2012	$1,277	$125,859	4.48%

Six Months Ended March 31, 2011	565	73,115	5.71%

Six Months Ended September 30, 2010	36	13,767	4.63%

Year Ended March 31, 2010	87	10,642	3.64%

The increased levels of debt outstanding during the periods from fiscal 2010 through fiscal 2012 are due primarily to borrowings to finance the acquisitions of businesses.

Interest and Other Income

Our non-operating other income consists of the following:

	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
	(in thousands)
Interest income	$765	$221	$66	$120
Gain (loss) on sale of assets	71	(16)	124	(11)
Other	219	119	—	6
	$1,055	$324	$190	$115

The gain on sale of assets during the six months ended September 30, 2010 represents the proceeds from sale of certain salvaged propane tanks, vehicles and other miscellaneous equipment.  Sales of assets in the other periods presented were not significant.

Income Tax Provision

We qualify as a partnership for income taxes. As such, we generally do not pay any U.S. Federal income tax. Rather, each owner reports their share of our income or loss on their individual tax returns. We have a taxable corporate subsidiary, formed in May 2011, which holds certain assets and operations that represent “non-qualifying income” for a partnership. As a result, our taxable subsidiary is subject to income taxes related to the taxable income generated by its operations. Our income tax provision for the year ended March 31, 2012 relates primarily to this taxable subsidiary.

Prior to September 30, 2010, NGL Supply was a taxable entity. The income tax provision of NGL Supply fluctuated based on the level of realized pretax income. As a percentage of pretax income, the variance of the effective tax rate from the statutory rate of 35% was due primarily to the effects of state income taxes and a valuation allowance recorded related to the losses incurred by the propane terminal in St. Catharines, Ontario, which we refer to as Gateway.

See Note 10 to our consolidated financial statements included elsewhere in this annual report for additional description of income tax provisions.

Non-Controlling Interests

During the year ended March 31, 2012, we formed Atlantic Propane LLC, or Atlantic Propane, in which we own a 60% member interest. The noncontrolling interest shown in our consolidated statement of operations for the year ended March 31, 2012 represents the other owner’s 40% interest in the losses of Atlantic Propane.

The noncontrolling interest shown in NGL Supply’s consolidated statements of operations represents the 30% interest in Gateway that NGL Supply did not own. We purchased this additional 30% interest in October 2010.

Non-GAAP Financial Measures

The following tables reconcile net income (loss) or net income (loss) to parent to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures, for the periods indicated:

	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
		(in thousands)
EBITDA:
Net income (loss) to parent	$7,876	$12,679	$(2,515)	$3,636
Provision (benefit) for income taxes	601	—	(1,417)	2,478
Interest expense	7,620	2,482	372	668
Depreciation and amortization	15,911	3,841	1,789	3,752
EBITDA	$32,008	$19,002	$(1,771)	$10,534
Unrealized (gain) loss on derivative contracts	4,384	(1,357)	200	(563)
Loss (gain) on sale of assets	(71)	16	(124)	11
Share-based compensation expense	—	—	—	—
Adjusted EBITDA	$36,321	$17,661	$(1,695)	$9,982

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

Segment Operating Results

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our and NGL Supply’s historical results of operations for the periods presented due to the following reasons:

•                  Beginning in September 2010, our retail propane operations included the retail propane operations that we acquired from Hicksgas in the formation transactions.  The historical results of operations for NGL Supply do not include these acquired operations.

•                  NGL Supply’s historical consolidated financial statements include U.S. federal and state income tax expense.  Because we have elected to be treated as a partnership for tax purposes, we are generally not subject to U.S. federal income tax and certain state income taxes.

•                  As a result of our initial public offering, we incur incremental general and administrative expenses that are attributable to operating as a publicly traded partnership.  These expenses include annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NYSE; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation.  These incremental general and administrative expenses are not reflected in the historical consolidated financial statements of NGL Supply.

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

During the fiscal year ended March 31, 2012, we completed four significant acquisitions, as described under “Recent Developments” above.  We have significantly expanded our retail, wholesale, and midstream operations through these acquisitions.

Our results of operations are also significantly impacted by seasonality, primarily due to the increase in volumes of propane sold by our retail and wholesale segments during the peak heating season of October through March, as well as the increase in terminal throughput volumes during the heating season.  As a result of our business combination with NGL Supply and Hicksgas in October 2010 and the impact of seasonality, our results of operations for the six months ended March 31, 2011 are not indicative of the results we would anticipate for a full fiscal year, and are not comparable to the results of operations of NGL Supply for the six months ended September 30, 2010.

As described above, the consolidated statement of operations for the year ended March 31, 2011 is divided into two six-month periods. The financial statements for the first six months of that fiscal year were those of NGL Supply, and the financial statements for the last six months of that fiscal year are those of NGL Energy Partners LP.

Year Ended March 31, 2012 of NGL Energy Partners LP

Compared to Six Months Ended March 31, 2011 of NGL Energy Partners LP

The following table shows our operating income for the periods indicated (in thousands):

	Year Ended March 31, 2012	Six Months Ended March 31, 2011
Revenues	$1,310,473	$622,232
Cost of sales	(1,217,023)	(583,032)
Gross margin	93,450	39,200
Operating expenses	47,300	15,898
General and administrative expenses	16,009	5,024
Depreciation and amortization	15,111	3,441
Operating income	$15,030	$14,837

Revenues and Cost of sales.  Operating revenues and cost of sales were significantly higher during the year ended March 31, 2012 than during the six months ended March 31, 2011, due in part to the Osterman, SemStream, Pacer, and North American combinations.  Three of these acquisitions significantly expanded our retail propane customer base.  The SemStream combination significantly expanded our midstream business, resulting in increased throughput revenue.  This acquisition also facilitated an increase in our wholesale supply and marketing activities, as the acquisition of SemStream’s terminals and leased rail cars gave us considerably more flexibility in the wholesale markets we can serve.  In addition, the year ended March 31, 2012 included twelve months of activity, whereas the six months ended March 31, 2011 included only six months of activity.

Operating and General and Administrative Expenses.  Operating and general and administrative expense was significantly higher during the year ended March 31, 2012 than during the six months ended March 31, 2011, due primarily to business combinations.  In addition, the year ended March 31, 2012 included twelve months of activity, whereas the six months ended March 31, 2011 included only six months of activity.

Depreciation and Amortization.  Depreciation and amortization expense was significantly higher during the year ended March 31, 2012 than during the six months ended March 31, 2011, due primarily to business combinations. In the business combination accounting, we recorded a significant amount of property, plant and equipment and customer relationship intangible assets.  In addition, the year ended March 31, 2012 included twelve months of activity, whereas the six months ended March 31, 2011 included only six months of activity.

Due to the limitations inherent in comparing a twelve month period to a six month period, we have provided supplemental information below to compare the first and last six months of fiscal 2012 and 2011 to the corresponding periods in the prior years. Where possible, we have identified the changes from period to period that are attributable to acquisitions. This is not possible for the wholesale supply and marketing operations acquired in our business combination with SemStream; for product purchases and sales subsequent to the combination date, it is not possible to determine which of the transactions are attributable to our historical operations and which are attributable to the operations acquired from SemStream.

Six Months Ended March 31, 2012 for NGL Energy Partners LP

Compared to Six Months Ended March 31, 2011 for NGL Energy Partners LP

Volumes sold or throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the six months ended March 31, 2012 and the six months ended March 31, 2011, respectively:

	Six Months Ended		Change Resulting From
	March 31,	March 31,	Retail	SemStream		Other
	2012	2011	Combinations	Combination		Volume	Percentage
	(gallons in thousands)
Retail propane —
Propane	65,272	34,932	34,839	—		(4,499)	(12.9)%
Distillates	1,650	—	1,650	—		—	—
Wholesale suply and marketing -
Propane	447,755	372,504	—	(*	)	75,251	20.2%
Other NGLs	96,899	49,465	—	(*	)	47,434	95.9%
Midstream	174,588	110,146	—	76,253		(11,811)	(10.7)%

(*) Although the SemStream combination enabled us to significantly expand our wholesale supply and marketing operations, it is not possible to determine which of the volumes sold subsequent to the combination were specifically attributable to this combination and which were attributable to our historical wholesale business.

Operating income by segment

Our operating income by segment is as follows:

	Six Months Ended
	March 31,	March 31,
Segment	2012	2011	Change
	(in thousands)
Retail propane	$15,908	$7,362	$8,546
Wholesale supply and marketing	9,503	7,949	1,554
Midstream	1,625	1,641	(16)
Corporate general and administrative expenses	(1,795)	(2,115)	320
	$25,241	$14,837	$10,404

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Six Months Ended		Change Resulting From
	March 31,	March 31,	Retail
	2012	2011	Combinations	Other
	(in thousands)
Propane sales	$149,161	$67,175	$85,687	$(3,701)
Distillate sales	6,547	—	6,547	—
Service and rental income	6,575	2,981	3,339	255
Parts, fittings, appliance and other sales	4,974	2,657	1,693	624
Cost of sales - propane	(98,830)	(44,744)	(55,174)	1,088
Cost of sales - distillates	(5,728)	—	(5,728)	—
Cost of sales - other sales	(4,270)	(2,241)	(1,790)	(239)
Gross margin	58,429	25,828	34,574	(1,973)

Operating expenses	26,882	13,517	13,478	(113)
General and administrative expenses	6,644	2,062	4,631	(49)
Depreciation and amortization	8,995	2,887	6,081	27
Segment operating income	$15,908	$7,362	$10,384	$(1,838)

Revenues.  Propane sales for the six months ended March 31, 2012 increased $82.0 million as compared to propane sales of $67.2 million for the six months ended March 31, 2011.  The increase in propane sales is due primarily to the impact of our Osterman combination in October 2011, our Pacer combination in January 2012, and our North American combination in February 2012.  Excluding the impact of these combinations, propane sales were lower during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011, due primarily to a decline in volumes from 34.9 million gallons during the six months ended March 31, 2011 to 30.4 million gallons during the six months ended March 31, 2012.  The decrease in volumes was due primarily to unusually warm weather during the heating season, which reduced demand. The decrease in volumes was partially offset by an increase in the average price per gallon from $1.92 during the six months ended March 31, 2011 to $2.08 during the six months ended March 31, 2012.

Our acquired Osterman, Pacer, and North American operations generated sales volumes of 34.8 million gallons at an average price of $2.46 per gallon.  The average selling price per gallon for the acquired operations was higher than the average selling price for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, farther away from the primary areas of propane supply than are the markets served by our historical operations.

Cost of sales.  Propane cost of sales for the six months ended March 31, 2012 increased $54.1 million as compared to propane cost of sales of $44.7 million for the six months ended March 31, 2011.  The increase in propane cost of sales is due primarily to the impact of our Osterman combination in October 2011, our Pacer combination in January 2012, and our North American combination in February 2012.  Excluding the impact of these combinations, propane cost of sales was lower during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011, due primarily to a decline in volumes from 34.9 million gallons during the six months ended March 31, 2011 to 30.4 million gallons during the six months ended March 31, 2012.  The decrease in volumes was due primarily to unusually warm weather during the heating season, which reduced demand.  The decrease in volumes was partially offset by an increase in the average cost per gallon sold from $1.28 during the six months ended March 31, 2011 to $1.43 during the six months ended March 31, 2012.

Our acquired Osterman, Pacer, and North American operations generated sales volumes of 34.8 million gallons at an average cost of $1.58 per gallon.  The average cost per gallon for the acquired operations was higher than the average cost for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, farther away from the primary areas of propane supply than are the markets served by our historical operations.

Gross margin.  Gross margin of our retail propane operation increased $32.6 million during the six months ended March 31, 2012 as compared to gross margin of $25.8 million during the six months ended March 31, 2011.  The increase in margin is due primarily to the impact of our Osterman combination in October 2011, our Pacer combination in January 2012, and our North American combination in February 2012.  Excluding the impact of these combinations, the gross margin of our retail propane operations decreased $2.0 million during the six months ended March 31, 2012 as compared to the same period in 2011, due to a decrease in volumes sold.

Operating Expenses.  Operating expenses of our retail propane segment increased $13.4 million during the six months ended March 31, 2012 as compared to operating expenses of $13.5 million during the six months ended March 31, 2011.  This increase is due primarily to our Osterman, Pacer, and North American combinations.

General and Administrative Expenses.  General and administrative expenses of our retail propane segment increased $4.6 million during the six months ended March 31, 2012 as compared to general and administrative expenses of $2.1 million during the six months ended March 31, 2011.  This increase is due primarily to our Osterman, Pacer, and North American combinations.

Depreciation and Amortization.  Depreciation and amortization expense of our retail propane segment increased $6.1 million during the six months ended March 31, 2012 as compared to depreciation and amortization expense of $2.9 million during the six months ended March 31, 2011.  This increase is due primarily to the impact of depreciation and amortization on assets acquired in the Osterman combination in October 2011, our Pacer combination in January 2012, and our North American combination in February 2012.

Operating Income.  Our retail propane segment had operating income of $15.9 million during the six months ended March 31, 2012 as compared to operating income of $7.4 million during the six months ended March 31, 2011, an increase of $8.5 million.  The increased operating income is due primarily to the operations acquired in our business combinations during the six months ended March 31, 2012.  Operating income from our historical retail operations was lower during the six months ended March 31, 2012 than in the corresponding period in the prior year, due primarily to lower volumes sold as a result of mild weather conditions during the winter heating season.

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Six Months Ended
	March 31,	March 31,
	2012	2011	Change
	(in thousands)
Wholesale supply sales
Propane	$611,781	$477,774	$134,007
Other NGLs	174,921	90,746	84,175
Storage and other revenues	1,392	1,183	209
Cost of sales	(771,646)	(558,676)	(212,970)
Gross margin	16,448	11,027	5,421

Operating expenses	4,565	2,309	2,256
General and administrative expenses	1,078	638	440
Depreciation and amortization	1,302	131	1,171
Segment operating income	$9,503	$7,949	$1,554

Revenues.  Total wholesale revenues increased $218.4 million during the six months ended March 31, 2012 as compared to wholesale revenues of $569.7 million during the six months ended March 31, 2011.  This overall increase in wholesale revenues is due primarily to the impact of our SemStream combination and an increase in wholesale customer pre-buys as compared to the prior fiscal year.  Sales of other natural gas liquids (including sales to affiliates) increased approximately $84.2 million as compared to the same period in fiscal 2011 primarily as a result of the impact of the SemStream combination and resulting acquisition of owned and leased rail cars which have allowed us to significantly expand our marketing of such liquids.  Sales to affiliates consists of sales of propane, condensate, and other natural gas liquids to an affiliated company.

The increase in propane sales of $134.0 million consists of an increase of $96.5 million resulting from volume increases and an increase of $37.5 million resulting from an increase in average sales price from $1.28 per gallon during the six months ended March 31, 2011 to $1.37 per gallon during the six months ended March 31, 2012.

The increase in sales of other natural gas liquids (including sales to affiliates) of $84.2 million consists of an increase of $87.0 million resulting from volume increases, partially offset by a decrease of $2.8 million resulting from a decrease in the average sales price to $1.81 per gallon during the six months ended March 31, 2012, as compared to an average sales price of $1.83 per gallon during the six months ended March 31, 2011.

Cost of Sales.  Total wholesale cost of sales increased $213.0 million during the six months ended March 31, 2012 as compared to total wholesale cost of sales of $558.7 million during the six months ended March 31, 2011.  The increase in wholesale cost of sales consisted of an increase in the cost of propane of $129.5 million, an increase in the cost of other natural gas liquids of $80.5 million, and an increase in storage and handling costs of approximately $3.0 million.

The increased cost of propane was due to an increase in volume and an increase in the average product cost of propane from $1.25 per gallon (excluding storage and handling costs) during the six months ended March 31, 2011 to $1.33 per gallon during the six months ended March 31, 2012.

The increased cost of other natural gas liquids was due to the increase in volume sold, partially offset by a decrease in the average product cost of other natural gas liquids per gallon from $1.83 during the six months ended March 31, 2011 to $1.76 during the six months ended March 31, 2012.

The increase in storage and handling costs incurred during the six months ended March 31, 2012, was driven primarily by increases in volume.

Gross Margin.  Gross margin of our wholesale supply and marketing segment increased $5.4 million during the six months ended March 31, 2012 as compared to gross margin of $11.0 million during the six months ended March 31, 2011.  This increase is the net result of a $4.5 million increase in the gross profit from sales of propane, an increase of $3.7 million in gross profit from the sale of other natural gas liquids, and an increase in storage and other revenues of $0.2 million, partially offset by a decrease in gross margin of $3.0 million from an increase in storage and handling costs.  Gross margin per gallon sold was unusually high during the fourth quarter of fiscal 2012, due primarily to sales in February and March under fixed price sale commitments we had entered into prior to the beginning of the heating season and from the impact of commodity derivative instruments.  We entered into certain commodity swaps as economic hedges against the potential decline in the market value of our inventories.  When commodity prices declined throughout the six months ended March 31, 2012, these commodity swaps increased in value.

Operating Expenses.  Operating expenses of our wholesale supply and marketing segment increased $2.3 million during the six months ended March 31, 2012 as compared to operating expenses of $2.3 million during the six months ended March 31, 2011.  This increase is due primarily to the increased compensation and related expenses resulting from our SemStream combination and the increase in our personnel prior to that combination.

General and Administrative Expenses.  General and administrative expenses of our wholesale supply and marketing segment increased $0.4 million during the six months ended March 31, 2012 as compared to general and administrative expenses of $0.6 million during the six months ended March 31, 2011.  This increase in general and administrative expenses is due primarily to an increase in the number of employees as a result of the SemStream combination.

Depreciation and Amortization.  Depreciation and amortization expense of the wholesale supply and marketing segment increased $1.2 million during the six months ended March 31, 2012 as compared to depreciation and amortization expense of $0.1 million during the six months ended March 31, 2011.  This increase is due to the depreciation and amortization expense related to assets acquired in the SemStream combination.

Operating Income.  Our wholesale supply and marketing segment had operating income of $9.5 million during the six months ended March 31, 2012 as compared to operating income of $7.9 million during the six months ended March 31, 2011.  This increase in operating income of $1.6 million is due primarily to increased gross margins from product sales, partially offset by an increase in operating and general and administrative expenses from the SemStream combination.

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

	Six Months Ended		Change Resulting From
	March 31,	March 31,	SemStream
	2012	2011	Combination	Other
	(in thousands)
Operating revenues	$6,690	$2,637	$3,979	$74
Cost of sales	(1,576)	(292)	(1,337)	53
Gross margin	5,114	2,345	2,642	127

Operating expenses	1,461	72	1,233	156
General and administrative expenses	292	209	213	(130)
Depreciation and amortization	1,736	423	1,310	3
Segment operating income	$1,625	$1,641	$(114)	$98

Revenues and Gross Margin.  Revenues and gross margin of our midstream segment increased during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 primarily as a result of the increased throughput volumes resulting from the operation of the twelve terminals acquired in our SemStream combination in November 2011.  We also acquired certain owned and leased rail cars in the SemStream combination; our midstream segment operates these rail cars, primarily in the service of our wholesale supply and marketing segment.  Our midstream segment generated $1.4 million of intercompany revenue and incurred $1.3 million of cost of sales during the six months ended March 31, 2012 related to the rail cars.

Operating and General and Administrative Expenses.  Operating and general and administrative expenses of our midstream segment increased $1.5 million during the six months ended March 31, 2012 as compared to operating and general and administrative expenses of $0.3 million during the six months ended March 31, 2011.  This increase is due to the impact of our SemStream combination.

Depreciation and Amortization.  Depreciation and amortization of our midstream segment increased $1.3 million during the six months ended March 31, 2012 as compared to $0.4 million for the six months ended March 31, 2011.  This increase is due to the depreciation and amortization of the long-lived assets acquired in the SemStream combination.

Operating Income.  Our midstream segment had operating income of $1.6 million during each of the six month periods ended March 31, 2012 and March 31, 2011.

Six Months Ended September 30, 2011 for NGL Energy Partners LP

Compared to Six Months Ended September 30, 2010 for NGL Supply

Volumes sold or throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the six months ended September 30, 2011 and the six months ended September 30, 2010, respectively:

	Six Months Ended		Change Resulting From
	September 30,	September 30,	Acquisition	Other
	2011	2010	of Hicksgas	Volume	Percentage
	(gallons in thousands)
Retail propane	12,964	3,747	9,198	19	0.5%
Wholesale suply and marketing	250,265	272,422	—	(22,157)	(8.1)%
Midstream	49,259	43,704	—	5,555	12.7%

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

Operating income (loss) by segment

Our operating income (loss) by segment is as follows:

	Six Months Ended
	September 30,	September 30,
Segment	2011	2010	Change
	(in thousands)
Retail propane	$(6,292)	$(2,569)	$(3,723)
Wholesale supply and marketing	(1,414)	567	(1,981)
Midstream	21	298	(277)
Corporate general and adminstrative expenses	(2,526)	(2,091)	(435)
	$(10,211)	$(3,795)	$(6,416)

Corporate general and administrative increased $0.4 million during the six months ended September 30, 2011 compared to corporate general and administrative expenses of $2.1 million during the six months ended September 30, 2010.  This increase is due to the costs of being a public company.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Six Months Ended		Change Resulting From
	September 30,	September 30,	Acquisition of
	2011	2010	Hicksgas	Other
	(in thousands)
Propane sales	$26,256	$6,128	$18,790	$1,338
Service and rental income	2,701	484	2,228	(11)
Parts, fittings, appliance and other sales	3,120	256	2,907	(43)
Cost of sales - propane	(18,892)	(4,489)	(13,324)	(1,079)
Cost of sales - other sales	(2,422)	(260)	(2,256)	94
Gross margin	10,763	2,119	8,345	299

Operating expenses	12,294	3,330	8,830	(134)
General and administrative expenses	2,306	488	1,337	(481)
Depreciation and amortization	2,455	870	1,565	(20)
Segment operating income (loss)	$(6,292)	$(2,569)	$(3,387)	$(336)

Revenues.  Propane sales for the six months ended September 30, 2011 increased $20.1 million as compared to propane sales of $6.1 million during the six months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  During the six months ended September 30, 2011, Hicksgas had total propane sales of $18.8 million, consisting of 9.2 million gallons sold at an average sales price of $2.04 per gallon.  Excluding the impact of Hicksgas, propane sales of our pre-existing business increased $1.3 million during the six months ended September 30, 2011 as compared to the same period in 2010, due entirely to the impact of price increases.

Cost of Sales.  Propane cost of sales for the six months ended September 30, 2011 increased $14.4 million as compared to propane cost of sales of $4.5 million during the six months ended September 30, 2010.  This increase is due primarily to the impact of our Hicksgas acquisition in October 2010.  During the six months ended September 30, 2011, Hicksgas’ average propane cost per gallon was $1.45.  Excluding the impact of Hicksgas, the propane cost of sales of our pre-existing business increased $1.1 million during the six months ended September 30, 2011 as compared to the same period in 2010, due entirely to the effect of propane price increases.  Overall, our propane cost per gallon averaged $1.46 during the six months ended September 30, 2011 compared to $1.20 per gallon during the six months ended September 30, 2010.

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

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Six Months Ended
	September 30,	September 30,
	2011	2010	Change
	(in thousands)
Wholesale supply sales	$387,947	$315,364	$72,583
Storage and other revenues	760	959	(199)
Cost of sales	(386,993)	(313,259)	(73,734)
Gross margin	1,714	3,064	(1,350)

Operating expenses	2,032	1,859	(173)
General and administrative expenses	898	540	(358)
Depreciation and amortization	198	98	(100)
Segment operating income (loss)	$(1,414)	$567	$(1,981)

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

Cost of Sales.  Wholesale cost of sales increased $73.7 million during the six months ended September 30, 2011 as compared to cost of sales of $313.3 million during the six months ended September 30, 2010.  This increase is due to an increase in cost of sales of $108.0 million as a result of the increase in the cost of propane, partially offset by a decrease in cost of sales of $34.3 million as a result of the decrease in sales volume.  Our overall average cost of propane during the six months ended September 30, 2011 was $1.55 per gallon, compared to $1.15 per gallon during the six months ended September 30, 2010.  The increase in propane cost is due to the overall increase in the spot price of propane during the respective periods.

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

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

	Six Months Ended
	September 30,	September 30,
	2011	2010	Change
	(in thousands)
Operating revenues	$1,182	$1,046	$136
Cost of sales	(200)	(194)	(6)
Gross margin	982	852	130

Operating expenses	66	42	(24)
General and administrative expenses	470	91	(379)
Depreciation and amortization	425	421	(4)
Segment operating income	$21	$298	$(277)

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

Six Months Ended March 31, 2011 for NGL Energy Partners LP

Compared to Six Months Ended March 31, 2010 for NGL Supply

Volumes Sold or Throughput

The following table summarizes the volume of gallons sold by our retail propane and wholesale supply and marketing segments and the throughput volume for our midstream segment for the six months ended March 31, 2011, and the six months ended March 31, 2010, respectively:

			Change Resulting From
	Six Months Ended		Acquisition
	March 31,	March 31,	of	Other
Segment	2011	2010	Hicksgas	Volume	Percentage
	(gallons in thousands)
Retail propane	34,101	11,719	24,676	(2,294)	(19.6)%
Wholesale supply and marketing	421,969	440,437	—	(18,468)	(4.2)%
Midstream	110,146	124,752	—	(14,606)	(11.7)%

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

Our wholesale supply and marketing volumes decreased during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 due to a substantial decrease in sales for crop drying purposes, the impact of the decrease in heating degree days in the Midwest region and the shutdown of certain pipeline terminals we use for marketing activities for a substantial portion of the winter months.

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

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

			Change Resulting From
	Six Months Ended		Acquisition
	March 31,	March 31,	of
	2011	2010	Hicksgas	Other
	(in thousands)
Propane sales	$67,175	$19,325	$48,698	$(848)
Service and rental income	2,981	811	2,285	(115)
Parts, fittings, appliance and other sales	2,657	366	2,311	(20)
Cost of sales - propane	(44,744)	(11,733)	(32,234)	(777)
Cost of sales - other sales	(2,241)	(303)	(1,933)	(5)
Gross margin	25,828	8,466	19,127	(1,765)

Operating expenses	13,517	4,103	9,886	(472)
General and administrative expenses	2,062	606	1,503	(47)
Depreciation and amortization	2,887	870	1,998	19
Segment operating income	$7,362	$2,887	$5,740	$(1,265)

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

Gross Margin.  Gross margin of our retail propane operation increased $17.4 million during the six months ended March 31, 2011 as compared to gross margin of $8.5 million during the six months ended March 31, 2010.  This increase is due primarily to the acquisition of Hicksgas in October 2010, which had a gross margin of approximately $19.1 million during the six months ended March 31, 2011.  Excluding the gross margin from the Hicksgas acquisition, the gross margin of our pre-existing business decreased approximately $1.8 million during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010, primarily related to a $1.6 million decrease in gross margin from our pre-existing propane sales operations.  The decrease in gross margin of propane sales from our pre-existing business was due to a decrease of $1.5 million resulting from a decrease in volumes sold and a decrease of $0.1 million due to our inability to fully pass on the increase in the cost of our propane sales.

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

Wholesale Supply and Marketing

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Six Months Ended
	March 31,	March 31,
	2011	2010	Change
	(in thousands)
Wholesale supply sales	$568,520	$531,342	$37,178
Storage revenues	1,183	1,181	2
Cost of sales	(558,676)	(522,676)	(36,000)
Gross margin	11,027	9,847	1,180

Operating expenses	2,309	2,870	(561)
General and administrative expenses	638	376	262
Depreciation and amortization	131	50	81
Segment operating income	$7,949	$6,551	$1,398

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

Cost of Sales.  Wholesale cost of sales increased $36.0 million during the six months ended March 31, 2011 as compared to wholesale cost of sales of $522.7 million during the six months ended March 31, 2010.  The increase is due primarily to the effect of an increase in our cost of propane during the six months ended March 31, 2011.  Our average cost of propane during the six months ended March 31, 2011 increased $0.14 per gallon as compared to our average cost of $1.19 per gallon during the six months ended March 31, 2010.  This increase in cost per gallon resulted in an increase of $57.9 million on cost of sales.  This increase was offset by a reduction in cost of sales of $21.9 million as a result of the decrease in sales volume of 18.5 million gallons.

Gross Margin.  Gross margin of our wholesale supply and marketing segment increased $1.2 million during the six months ended March 31, 2011 as compared to gross margin of $9.8 million during the six months ended March 31, 2010.  The increase in gross margin is due primarily to our ability to fully pass on our increased cost of propane during the six months ended March 31, 2011.

Operating Expenses.  Operating expenses of our wholesale supply and marketing segment decreased $0.6 million during the six months ended March 31, 2011 as compared to operating expenses of $2.9 million during the six months ended March 31, 2010.  This decrease is due primarily to a reduction in compensation expense as a result of no bonus payments in the six months ended March 31, 2011, compared to bonus payments of $1.4 million during the six months ended March 31, 2010.  The decrease resulting from the reduction in bonus payments was offset by an increase in compensation expense resulting from an increase in the number of employees.

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

Midstream

The following table compares the operating results of our midstream segment for the periods indicated:

	Six Months Ended
	March 31,	March 31,
	2011	2010	Change
	(in thousands)
Operating revenues	$2,637	$2,997	$(360)
Cost of sales	(292)	(275)	(17)
Gross margin	2,345	2,722	(377)

Other operating expenses	72	36	36
General and administrative expenses	209	63	146
Depreciation and amortization	423	420	3
Segment operating income	$1,641	$2,203	$(562)

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

Gross Margin.  Gross margin of our midstream segment decreased $0.4 million during the six months ended March 31, 2011 as compared to gross margin of $2.7 million during the six months ended March 31, 2010.  The decrease is due primarily as a result of the decrease in operating revenues resulting from the decreased terminal throughput.

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

Seasonality

Seasonality impacts all of our segments, but the most significant impact is on our retail propane segment.  A large portion of our retail propane operation is in the residential market where propane is used primarily for heating.  During the year ended March 31, 2012, excluding the impact of the Osterman, Pacer, and North American acquisitions, approximately 70% of our retail propane volume was sold during the peak heating season from October through March.  Consequently, sales, operating profits and positive operating cash flows are generated mostly in the third and fourth quarters of each fiscal year.  We have historically realized operating losses and negative operating cash flows during our first and second fiscal quarters.  See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

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

Our revolving credit facility has a final maturity on October 1, 2016. In addition to customary mandatory prepayment restrictions, we must once a year, prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to $10.0 million or less for 30 consecutive days.

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

Revolving Credit Facility

On October 14, 2010, we and our subsidiaries entered into a revolving credit facility.  The revolving credit facility, as amended, provides for a total credit facility of $350.0 million, represented by a $100.0 million working capital facility and a $250.0 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  The borrowing base is determined in part by reference to certain trade position reports and mark-to-market reports delivered to the administrative agent and is subject to immediate adjustment for reductions in certain components of those reports.  A reduction to the borrowing base could require us to repay indebtedness in excess of the borrowing base.  The working capital facility allows for letter of credit advances of up to $50.0 million and swingline loans of up to $5.0 million.

Our revolving credit facility has a final maturity on October 1, 2016.  In addition to customary mandatory prepayment restrictions, we must once a year, prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to $10.0 million or less for 30 consecutive days.

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

At March 31, 2012, our outstanding borrowings and interest rates under our revolving credit facility were as follows (dollars in thousands):

	Amount	Rate
Acquisition facility —
Libor borrowings	$186,000	3.38%

Working capital facility —
Libor borrowings	26,000	3.25%
Base rate borrowings	2,000	5.25%

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

Our revolving credit facility specifies that our “leverage ratio,” as defined in the credit agreement, cannot exceed 4.25 to 1.0 at any quarter end.  At March 31, 2012, our leverage ratio was less than 3.0 to 1.0.  Our revolving credit facility also specifies that our “interest coverage ratio,” as defined in the credit agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At March 31, 2012, our interest coverage ratio was greater than 8.0 to 1.

Our revolving credit facility includes customary events of default.  At March 31, 2012, we were in compliance with all debt covenants under our revolving credit facility.

Business Combinations

Osterman

On October 3, 2011, we closed our business combination with Osterman in which we acquired substantially all of the retail propane assets of Osterman in exchange for 4,000,000 common units and a payment of $96 million in cash.  We funded the cash payment with advances under our acquisition facility.  There may be additional payments required due to a working capital adjustment provision in our agreement.  See Note 5 to our consolidated financial statements for additional information on the Osterman combination.  Osterman’s operations are located in the northeastern United States.

SemStream

On November 1, 2011, we closed our business combination with SemStream in which we acquired substantially all of the operating assets of SemStream, consisting primarily of natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, as well as significant owned and leased storage facilities and rail cars and approximately $104 million in natural gas liquids inventory.  We issued 8,932,031 common units and made a cash payment of approximately $93 million which we funded with $10 million from our acquisition facility and $83 million from our working capital facility.

Pacer

On January 3, 2012, we closed our business combination with Pacer in which we acquired substantially all of the assets of Pacer in exchange for approximately $32.2 million in cash (including the working capital settlement) and 1,500,000 of our common units.  We funded the cash payment with advances under our acquisition facility.  Pacer’s assets consist of retail propane operations in the states of Washington, Oregon, Utah, Colorado, Illinois and Mississippi.

North American

On February 3, 2012, we closed our acquisition of North American in which we acquired substantially all of North American’s assets for a cash payment of $69.8 million, including amounts paid for working capital.  North American’s assets consist primarily of retail propane and distillate operations in the northeastern United States.

Retail Acquisitions Subsequent to March 31, 2012

During April and May 2012, we entered into three separate business combination agreements to acquire retail propane and distillate operations in Georgia, Kansas, Maine, and New Hampshire. On a combined basis, we paid $55.2 million and issued 750,000 common units in exchange for the receipt of these assets. We expect to pay additional cash and issue additional common units once certain calculations of acquired working capital have been completed for two of the business combinations. In addition, a combined amount of approximately $1.9 million will be payable either as deferred payments on the purchase price or under non-compete agreements.

Cash Flows

The following summarizes the sources of our cash flows for the periods indicated:

	NGL Energy Partners LP		NGL Supply
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	March 31,	March 31,	September 30,	March 31,
Cash Flows Provided by (Used In):	2012	2011	2010	2010
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$20,459	$15,905	$(2,491)	$8,871
Changes in operating assets and liabilities	69,870	18,104	(28,258)	(1,391)

Operating activities	$90,329	$34,009	$(30,749)	$7,480

Investing activities	(296,897)	(18,438)	333	(2,833)

Financing activities	198,063	(3,170)	10,161	(834)

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

In general, our operating cash flows are greatest during our third and fourth fiscal quarters, or the six months ending March 31, when our operating income levels are highest and customers pay for propane consumed during the heating season months.  Conversely, our operating cash flows are generally at their lowest levels during our first and second fiscal quarters, or the six months ending September 30, when we are building our inventory levels for the upcoming heating season.  We will generally borrow under our working capital facility to supplement our operating cash flows as necessary during our first and second quarters.  The table above reflects the general trend in each of the periods.  Our operating cash flows during the year ended March 31, 2012 included the sale of $30.3 million of inventory (net of purchases).  This was due in part to our acquisition of assets from SemStream on November 1, 2011, in which we acquired $104.2 million of inventory.  The cash paid to complete the SemStream transaction is included within cash outflows from investing activities.

Investing Activities.  Our cash flows from investing activities are primarily impacted by our capital expenditures.  In periods where we are engaged in significant acquisitions, such as during our fiscal years 2011 and 2012, we will generally realize negative cash flows in investing activities, which, depending on our cash flows from operating activities, may require us to increase the borrowings under our acquisition or working capital facilities.  During the year ended March 31, 2012, we completed four significant acquisitions and several smaller acquisitions.  We paid a combined cash amount of $297.4 million to complete these acquisitions.

Financing Activities.  Changes in our cash flow from financing activities historically have been due to advances from and repayments of our revolving credit facility, either to fund our operating or investing requirements.  In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we fund the cash flow deficits through our working capital facility.  Cash flows required by our investing activities in excess of cash available through our operating activities have historically been funded by our acquisition credit facility.  In the table above, we had positive cash flows from financing activities due to the increase in our debt levels to fund our negative cash flows from operating activities during the six months ended September 30, 2010.  During the year ended March 31, 2012, we borrowed $149.0 million on our revolving credit facilities (net of repayments), primarily to fund acquisitions.

Cash flows from financing activities also include distributions paid to owners.  NGL Supply made distributions to its preferred stockholder each year as required.  NGL Supply also made a $7.0 million distribution to the owners of its common stock during the six months ended September 30, 2010 in advance of our formation transactions.  We made a distribution of $40.0 million to the previous shareholders of NGL Supply during the six months ended March 31, 2011.  Such distributions and the negative cash flows realized from our operating activities during the six months ended September 30, 2010 required us to increase our borrowings under our revolving credit facility.  We expect our distributions to our partners to increase in future periods under the terms of our partnership agreement.  Based on the number of common and subordinated units outstanding at March 31, 2012, if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $9.9 million per quarter ($39.5 million per year).  To the extent our cash flows from operating activities are not sufficient to finance our required distributions, we may be required to increase the borrowings under our working capital credit facility.

On May 5, 2011, we made a distribution of $3.85 million to our unitholders as of March 31, 2011.  We declared the following distributions subsequent to our initial public offering:

			Amount of
		Amount	Distribution
Date Declared	Date Paid	Per Unit	(in thousands)
July 25, 2011	August 12, 2011	$0.1669	$2,470
October 21, 2011	November 14, 2011	$0.3375	$4,995
January 24, 2012	February 14, 2012	$0.3500	$7,745
April 18, 2012	May 15, 2012	$0.3625	$9,176

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2012 for our fiscal years ending thereafter (amounts in thousands):

		For the Years Ending March 31,				After March 31,
	Total	2013	2014	2015	2016	2016
	(in thousands)
Debt principal payments —
Acquisition advances (1)	$186,000	$—	$—	$—	$—	$186,000
Working capital advances (2)	28,000	18,000	—	—	—	10,000
Other long-term debt	4,661	1,484	1,016	747	733	681
Scheduled interest payments on revolving credit facility (1)	26,693	7,870	7,529	7,529	3,765	—
Standby letters of credit	13,516	13,516	—	—	—	—
Future estimated payments under terminal operating agreements	1,492	364	370	376	382	—
Storage leases	43,240	8,688	8,638	8,638	8,638	8,638
Future minimum lease payments under other noncancelable operating leases, including expected renewals	37,765	11,399	8,668	5,943	5,890	5,865
Fixed price commodity purchase commitments (3)	50,784	50,784	—	—	—	—
Index priced commodity purchase commitments (3) (4)	193,000	185,041	7,959	—	—	—
Capital commitment (5)	540	540	—	—	—	—
Total contractual obligations	$585,691	$297,686	$34,180	$23,233	$19,408	$211,184

Gallons under fixed-price commitments (thousands)	42,673	42,673	—	—	—	—
Gallons under index-price commitments (thousands)	171,993	166,827	5,166	—	—	—

(1)          The estimated interest payments on our revolving credit facility are based on principal and letters of credit outstanding at March 31, 2012. See Note 9 to our consolidated financial statements as of March 31, 2012 included elsewhere herein for additional information on our credit agreement.  We are required to pay a 0.5% commitment fee on the average unused commitment.

(2)          Once each year, between March 31 and September 30, we are required to prepay borrowings under our working capital facility to reduce the outstanding borrowings to $10.0 million or less for 30 consecutive days.

(3)          At March 31, 2012, we had fixed priced and index priced sales contracts for approximately 52.9 million and 47.8 million gallons of propane, respectively.

(4)          Index prices are based on a forward price curve as of March 31, 2012.  A theoretical change of $0.10 per gallon in the underlying commodity price at March 31, 2012 would result in a change of approximately $17.2 million in the value of our index-based purchase commitments.

(5)          We own a 60% member interest in Atlantic Propane LLC.  Upon formation of this entity, we made a commitment to contribute up to $1.2 million of capital prior to February 2014.  As of March 31, 2012, we had made capital contributions of $0.7 million.

Related Party Transactions

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases described in Note 11 to the financial statements included elsewhere in this annual report.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test that would otherwise be required by GAAP.  Previous standards required an entity to test goodwill for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  Under the new guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  We adopted the new guidance during our fiscal year ended March 31, 2012.  We do not believe the adoption of the new guidance will have a material impact on our financial condition or results of operations.

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

We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.  We completed the assessment of each of our reporting units and determined no impairment existed for the year ended March 31, 2012.  The assessment of the value of our reporting units requires us to make certain assumptions as relates to future operations.  When evaluating operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others.  If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge.  To date, we have not recognized any impairment on assets we have acquired.

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

We have determined that we are obligated by contractual or regulatory requirements to remove certain of our assets or perform other remediation of the sites where such assets are located upon the retirement of those assets.  Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including estimated settlement dates, future retirement costs, future inflation rates, and the credit-adjusted risk-free interest rates.  However, we do not believe the present value of such asset retirement obligations, under current laws and regulations, after taking into consideration the estimated lives of our facilities, is material to our financial position or results of operations.

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

The net book value of our property, plant and equipment was $255.4 million at March 31, 2012.  We recorded depreciation expense of $10.6 million, $2.8 million, $1.0 million, and $2.2 million for the year ended March 31, 2012, the six months ended March 31, 2011, the six months ended September 30, 2010, and for the year ended March 31, 2010, respectively.

For additional information regarding our property and equipment, see Note 6 of our March 31, 2012 consolidated financial statements included elsewhere in this annual report.

Business Combinations

We have made in the past, and expect to make in the future, acquisitions of other businesses.  In accordance with generally accepted accounting principles for business combinations, we recorded business combinations using a method known as the “acquisition method” in which the various assets acquired and liabilities assumed are recorded at their estimated fair value.  Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal.  Estimating fair values can be complex and subject to significant business judgment.  We must also identify and include in the allocation all tangible and intangible assets acquired that meet certain criteria, including assets that were not previously recorded by the acquired entity.  The estimates most commonly involve property and equipment and intangible assets, including those with indefinite lives.  The excess of purchase price over the fair value of acquired assets is recorded as goodwill which is not amortized but reviewed annually for impairment.  Generally, we have, if necessary, up to one year from the acquisition date to finalize the identification and valuation of acquired assets and liabilities.  The impact of subsequent changes to the identification of assets and liabilities may require a retroactive adjustment to previously reported financial position and results of operations.

Inventory

Our inventory consists primarily of propane inventory we hold in storage facilities or in various common carrier pipelines.  We value our inventory at the lower of cost or market, and our cost is determined based on the weighted average cost method.  There may be periods during our fiscal year where the market price for propane on a per gallon basis would be less than our average cost.  However, the accounting guidelines do not require us to record a writedown of our inventory at an interim period if we believe that the market values will recover by our year end of March 31.  Propane prices fluctuate year to year, and during the interim periods within a year.  Historically, the market prices as of March 31 have been in excess of our average cost.  At March 31, 2010, however, due to the significant volatility of the propane market during fiscal 2010, the market price per gallon was less than the recorded average cost per gallon.  As a result, we were required to record a writedown of our inventory at March 31, 2010 of $321,000.  We are unable to control changes in the market value of propane and are unable to determine whether writedowns will be required in future periods.  In addition, writedowns at interim periods could be required if we cannot conclude that market values will recover sufficiently by our year end.

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

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2012, substantially all of our long-term debt is variable-rate debt.  Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability.  Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our revolving credit facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates.  As of March 31, 2012, we had outstanding borrowings of approximately $214.0 million under our revolving credit facility, at an average interest rate of 3.38%.  A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of approximately $268,000.

We have entered into interest rate swap agreements to hedge the risk of interest rate fluctuations on our long term debt.  These agreements convert a portion of our revolving credit facility floating rate debt into fixed rate debt on notional amounts of $8.5 million and end on June 30, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under these swaps are based on three-month LIBOR rates.  We do not account for these agreements as hedges.  At March 31, 2012, the fair value of these hedges was a liability of approximately $0.1 million and is recorded within accrued liabilities on our consolidated balance sheet.

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

We take an active role in managing and controlling commodity price and credit risks and have established control procedures, which we review on an ongoing basis.  We monitor commodity price risk through a variety of techniques, including daily reporting of price changes to senior management.  We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on product liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate.  The principal counterparties associated with our operations as of March 31, 2012 and 2011 were retailers, resellers, energy marketers, producers, refiners and dealers.

The natural gas liquids industry is a “margin-based” and “cost-plus” business in which gross profits depend on the differential of sales prices over supply costs.  As a result, our profitability will be sensitive to changes in wholesale prices of natural gas liquids caused by changes in supply or other market conditions.  When there are sudden and sharp increases in the wholesale cost of natural gas liquids, we may not be able to pass on these increases to our customers through retail or wholesale prices.  Natural gas liquids are commodities and the price we pay for them can fluctuate significantly in response to supply or other market conditions.  We have no control over supply or market conditions.  In addition, the timing of cost increases can significantly affect our realized margins.  Sudden and extended wholesale price increases could reduce our gross margins and could, if continued over an extended period of time, reduce demand by encouraging our retail customers to conserve or convert to alternative energy sources.

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

Although we use derivative commodity instruments to reduce the market price risk associated with forecasted transactions, we have not accounted for such derivative commodity instruments as hedges.  In addition, we do not use such derivative commodity instruments for speculative or trading purposes.  As of March 31, 2012, the fair value of our unsettled commodity derivative instruments was a liability of less than $0.1 million.  A hypothetical change of 10% in the market price of propane would result in a decrease in the fair value of such derivative commodity instruments of approximately $3.0 million.  We record the changes in fair value of these derivative commodity instruments as cost of sales of our wholesale supply and marketing segment.

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

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

Other than changes that have resulted or may result from our business combinations with Osterman, SemStream, Pacer, and North American, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)—15(f) of the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed our business combination with Osterman on October 3, 2011, our business combination with SemStream on November 1, 2011, our business combination with Pacer on January 3, 2012, and our business combination with North American on February 3, 2012.  At this time, we continue to evaluate the business and internal controls and processes of Osterman, SemStream, Pacer, and North American and are making various changes to their operating and organizational structure based on our business plan.  We are in the process of implementing our internal control structure over the operations of Osterman, SemStream, Pacer, and North American.  The former owner of the SemStream operations and assets, SemGroup Corporation, performed certain information processing and other services for us under the terms of a transition service agreement which continued through April 2012.  We expect that our evaluation and integration efforts related to those combined operations will continue into fiscal 2013, due to the magnitude of those businesses.

Management’s Report on Internal Control Over Financial Reporting

The management of the Partnership and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework.

As permitted by SEC rules, we have excluded Osterman, Pacer, North American, and certain of the SemStream operations from our evaluation of the effectiveness of internal control over financial reporting for the year ending March 31, 2012, due to their size and complexity and the limited time available to complete the evaluation.  The operations excluded from our evaluation represent 74% of our total assets at March 31, 2012, and 31% of our total revenues for the year ended March 31, 2012.

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

The board of directors of our general partner currently has nine members.  The board of directors of our general partner has determined that Mr. Kneale, Mr. Cropper, and Mr. Guderian satisfy the NYSE and SEC independence requirements.  The NYSE does not require a listed publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner.

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

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	58	Chief Executive Officer and Director
Craig S. Jones	60	Chief Financial Officer and Secretary
Bradley K. Atkinson	57	Vice President, Business Development
Shawn W. Coady	50	President and Chief Operating Officer, Retail Division and Director
Todd M. Coady	54	Vice President, Administration
Vincent J. Osterman	55	President, Eastern Retail Operations and Director
Brian K. Pauling	60	Chief Operating Officer, Midstream Division
Sharra Straight	48	Vice President and Comptroller
Kevin C. Clement	53	Director
Stephen L. Cropper	62	Director
Bryan K. Guderian	52	Director
James C. Kneale	61	Director
Norman J. Szydlowski	61	Director
William A. Zartler	47	Director

H. Michael Krimbill.  Mr. Krimbill has served as our Chief Executive Officer since October 2010 and as a member of the board of directors of our general partner since its formation in September 2010.  From February 2007 through September 2010, Mr. Krimbill managed private investments.  Mr. Krimbill was the President and Chief Financial Officer of Energy Transfer Partners, L.P. from 2004 until his resignation in January 2007.  Mr. Krimbill joined Heritage Propane Partners, L.P., the predecessor of Energy Transfer Partners, as Vice President and Chief Financial Officer in 1990.  Mr. Krimbill was President of Heritage from 1999 to 2000 and President and Chief Executive Officer of Heritage from 2000 to 2005.  Mr. Krimbill also served as a director of Energy Transfer Equity, the general partner of Energy Transfer Partners, from 2000 to January 2007.  Mr. Krimbill is also currently a member of the boards of directors of Williams Partners L.P. and Pacific Commerce Bank.

Mr. Krimbill brings leadership, oversight and financial experience to the board.  Mr. Krimbill provides expertise in managing and operating a publicly traded partnership, including substantial expertise in successfully acquiring and integrating propane and midstream businesses.  Mr. Krimbill also brings financial expertise to the board, including through his prior service as a chief financial officer.  As a director for other public companies, Mr. Krimbill also provides cross board experience.

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

Shawn W. Coady.  Dr. Coady has served as our President and Chief Operating Officer, Retail Division, since April 2012 and previously served as our Co-President and Chief Operating Officer, Retail Division from October 2010 through April 2012.  Dr. Coady has also served as a member of the board of directors of our general partner since its formation in September 2010.  Dr. Coady has served as the Vice President of Hicks Oils & Hicksgas, Incorporated, or HOH, since March 1989.  HOH contributed its propane and propane related assets to Hicks LLC, and the membership interests in Hicks LLC were contributed to us as part of our formation transactions.  Dr. Coady was an executive officer of Bachtold Brothers, Incorporated, a family owned company, when it filed for Chapter 7 bankruptcy protection in October 2005.  Dr. Coady was also the President of Gifford from March 1989 until the membership interests in Gifford were contributed to us as part of our formation transactions.  Dr. Coady has served as a director and as a member of the executive committee of the Illinois Propane Gas Association since 2004.  Dr. Coady has also served as the Illinois state director of the National Propane Gas Association since 2004.  Dr.  Coady has a B.A. in Chemistry from Emory University and an O.D.  from the University of Houston.  Dr. Coady is the brother of Mr. Coady.

Dr. Coady brings valuable management and operational experience to the board.  Dr. Coady has over 20 years of experience in the retail propane industry, and provides expertise in both acquisition and organic growth strategies.  Dr.Coady also provides insight into developments and trends in the propane industry through his leadership roles in national and state propane gas associations.

Todd M.  Coady.  Mr. Coady has served as our Vice President, Administration since April 2012 and previously served as our Co-President, Retail Division from October 2010 through April 2012. Mr. Coady has served as the President of HOH since March 1989.  HOH contributed its propane and propane related assets to Hicks LLC, and the membership interests in Hicks LLC were contributed to us as part of our formation transactions.  Mr. Coady was also the Vice President of Gifford from March 1989 until the membership interests in Gifford were contributed to us as part of our formation transactions.  Mr. Coady was an executive officer of Bachtold Brothers, Incorporated, a family owned company, when it filed for Chapter 7 bankruptcy protection in October 2005.  Mr. Coady has a B.S. in Chemical Engineering from Cornell University and an M.B.A. from Rice University.  Mr. Coady is the brother of Dr. Coady.

Vincent J. Osterman.  Mr. Osterman has served as the President of Osterman Associated Companies, which contributed the assets of its propane operations to us on October 3, 2011, since August 1987.  Mr. Osterman has served as President of our Eastern Retail Propane Operations and as a member of the Board of Directors of our general partner since October 2011.  Mr. Osterman also serves as a director of the National Propane Gas Association, Propane Gas Association of New England, Energi Holdings, Inc., and the Board of Advisors of the Gaudette Insurance Agency.

With his long tenure as President of the Osterman Associated Companies, Mr. Osterman brings valuable executive and operational experience in the retail propane businesses to the board.  Mr. Osterman also provides insight into developments and trends in the propane industry through his leadership roles in industry associations.

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

Kevin C. Clement.  Mr. Clement joined the board of directors of our general partner in November 2011.  Mr. Clement has served as the President of SemStream L.P. and SemGas L.P., which are wholly owned subsidiaries of SemGroup Corporation, since 2009.  SemGroup Corporation has been an affiliate of NGL Energy Partners LP and its general partner since November 2011.  Mr. Clement previously served as President and Chief Operating Officer of SemMaterials, which is also a wholly owned subsidiary of SemGroup Corporation, from 2008 to 2010 and also previously served SemMaterials as Vice President of residual fuel from 2006 to 2008 and Vice President of asphalt supply and marketing from 2005 to 2006.  Mr. Clement’s 31 years of experience in the energy industry includes several officer positions over 24 years at Koch Industries while leading business unit divisions of NGL trading, U.S. refined products, asphalt and residual fuels.

He is a graduate of Wichita State University’s W. Frank Barton School of Business with a Bachelor’s of Business Administration in Marketing.

Mr. Clement brings substantial executive and operational experience to the board.  With his 31 years of experience in the energy industry and his familiarity with our midstream operations, Mr. Clement provides valuable insight into our business.

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

Bryan K. Guderian.  Mr. Guderian joined the board of directors of our general partner in May 2012.  Mr. Guderian has served as Senior Vice President of Operations of WPX Energy, Inc. since August 2011.  Mr. Guderian previously served as Vice President of the Exploration & Production unit of The Williams Companies, Inc. from 1998 until December 2011.  Mr. Guderian had responsibility for overseeing Williams’ international operations and has served as a director of Apco Oil & Gas International Inc., or Apco, since 2002 and a director of Petrolera Entre Lomas S.A. since 2003.

Mr. Guderian brings considerable upstream experience to the board including executive, operational and financial expertise from 30 years of petroleum industry involvement, the majority of which has been focused in exploration and production.

James C. Kneale.  Mr. Kneale joined the board of directors of our general partner in May 2011.  Mr. Kneale served as President and Chief Operating Officer of ONEOK, Inc., from January 2007, and ONEOK Partners, L.P., from May 2008, until his retirement in January 2010.  After joining ONEOK in 1981, Mr. Kneale served in various other roles, including Chief Financial Officer from 1999 through 2006.  Mr. Kneale also served as a director of ONEOK Partners, L.P. from 2006 until his retirement in January 2010.  Mr. Kneale serves on the Board of Directors of CEJA Corporation, which is a privately-held oil and gas company.  Mr. Kneale is a former CPA and has a B.B.A. in accounting in 1973 from West Texas A&M in Canyon, Texas.

Mr. Kneale brings extensive executive, financial and operational experience to the board.  With nearly 30 years of experience in the natural liquids gas industry in numerous positions, Mr. Kneale provides valuable insight into our business and industry.

Norman J.  Szydlowski.  Mr. Szydlowski joined the board of directors of our general partner in November 2011.  Mr. Szydlowski has been a director and President and Chief Executive Officer of SemGroup Corporation since November 2009.  SemGroup Corporation has been an affiliate of NGL Energy Partners LP and its general partner since November 2011.  Mr. Szydlowski also serves as chairman of the board of directors, president and chief executive officer of SemGroup’s wholly-owned subsidiary Rose Rock Midstream GP, LLC, the general partner of Rose Rock Midstream, L.P.  From January 2006 until January 2009, Mr. Szydlowski served as president and chief executive officer of Colonial Pipeline Company, an interstate common carrier of petroleum products.  From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector.  From 2002 until 2004, he served as vice president of refining for Chevron Corporation (formerly ChevronTexaco), one of the world’s largest integrated energy companies.  Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering.  Mr. Szydlowski graduated from Indiana University in Bloomington with a master’s degree in business administration.  He also holds a Bachelor of Science degree in mechanical engineering from Kettering University.

Mr. Szydlowski brings to the board considerable management and leadership experience, most recently as president and chief executive officer of SemGroup Corporation and Colonial Pipeline Company, and extensive knowledge of the energy industry gained during his 31-year career.

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

The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.

Mr. Cropper, Mr. Guderian, and Mr. Kneale currently serve on the audit committee, and Mr. Kneale serves as the chairman.  The board of directors of our general partner has determined that Mr. Kneale, an independent director, is as an “audit committee financial expert” as defined under SEC rules.  In compliance with the requirements of the NYSE, all of the members of the audit committee are independent directors.

Compensation Committee

The board of directors of our general partner has established a compensation committee.  The compensation committee’s responsibilities include the following, among others:

•                  establishing the general partner’s compensation philosophy and objectives;

•                  approving the compensation of the Chief Executive Officer;

•                  making recommendations to the board of directors with respect to the compensation of other officers and directors; and

•                  reviewing and making recommendations to the board of directors with respect to incentive compensation and equity-based plans.

Mr. Cropper, Mr. Kneale, Mr. Szydlowski, and Mr. Zartler currently serve on the compensation committee.  Mr. Cropper serves as the chairman.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations by our directors and officers, we believe that all reporting obligations of our general partner’s directors, officers and greater than 10% unitholders under Section 16(a) were satisfied during the year ended March 31, 2012.

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

We make available free of charge, within the “Governance” section of our website at http://www.nglenergypartners.com/governance, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the charter of the audit committee and the compensation committee of the board of directors of our general partner.  Requests for print copies may be directed to Craig Jones at Craig.Jones@nglep.com or to Investor Relations, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 805, Tulsa, OK 74136 or made by telephone at (918) 477-0521.  The information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the board of directors of our general partner, all of our independent directors have the option to meet in an executive session without participation by management or non-independent directors.  Mr. Kneale presides over these executive sessions.

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

Item 11.              Executive Compensation

Compensation Discussion and Analysis

The year “2012” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2012.

Introduction

The board of directors of our general partner has responsibility and authority for compensation-related decisions for our executive officers.  In November 2011, the board of directors formed a compensation committee to develop our compensation program, to determine the compensation of our Chief Executive Officer and to make recommendations to the board of directors regarding the compensation of our other executive officers.  Our executive officers are also officers of our operating company and are compensated directly by our operating company.  While we reimburse our general partner and its affiliates for all expenses they make on our behalf, our executive officers do not receive any additional compensation for the services they provide to our general partner.

Our “named executive officers” for 2012 were:

•                  H. Michael Krimbill — Chief Executive Officer

•                  Craig S. Jones — Chief Financial Officer

•                  Shawn W. Coady — President and Chief Operating Officer, Retail Division

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

Compensation Setting Process

As we further develop as a publicly traded partnership, the compensation committee will design a compensation program that emphasizes pay-for-performance.  The compensation committee may examine the compensation practices of our peer companies and may also review compensation information from the propane industry generally to the extent we compete for executive talent from a broader group than our selected peer companies.

The compensation committee may also review and participate in relevant compensation surveys and retain compensation consultants.  We also anticipate that our Chief Executive Officer will provide periodic recommendations to the compensation committee regarding the compensation of our other named executive officers.

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

The compensation committee will determine the mix of compensation, both among short-term and long-term and cash and non-cash compensation, appropriate for each executive officer.

Base Salary

We believe the base salaries for our named executive officers are generally competitive within the master limited partnership market, but are moderate relative to base salaries paid by companies with which we compete for similar executive talent across the broad spectrum of the energy industry.  We do not make automatic annual adjustments to base salary.  The compensation committee reviews the base salaries on an annual basis and may recommend adjustments as necessary to maintain a competitive executive compensation structure.  As part of its review, the compensation committee may examine the compensation of executive officers in similar positions with similar responsibilities at peer companies identified by the compensation committee or at companies within the propane industry with which we generally compete for executive talent.

The base salaries of our named executive officers, which were effective as of January 1, 2011, were not increased for 2012.  The base salary amounts were originally determined as part of the negotiations for our formation transactions.  In setting the base salaries, the parties considered various factors, including the compensation needed to attract or retain each of our named executive officers, the historical compensation of our named executive officers, and each named executive officer’s expected individual contribution to our performance.  At the request of Mr. Krimbill, the parties agreed that he should receive a lower base salary than our other named executive officers because, as our Chief Executive Officer, a significant portion of his compensation should be performance based to further align his interests with the interests of our unitholders.

In February 2012, the base salaries of the named executive officers were reduced based on our operating and financial performance as a result of the unusually warm winter. The base salaries of the named executive officers for 2011 and 2012 are reflected in the table below.

			Base Salary
			Effective
	2011	2012	February 6,	Percent
Name	Base Salary	Base Salary	2012	Decrease
H. Michael Krimbill	$120,000	$120,000	$60,000	50%
Craig S. Jones	$250,000	$250,000	$200,000	20%
Shawn W. Coady	$300,000	$300,000	$200,000	33%
Brian K. Pauling	$300,000	$300,000	$200,000	33%
Stephen D. Tuttle	$300,000	$300,000	$200,000	33%

Bonus Awards

We have not made and do not expect to make any bonus awards to our named executive officers for 2012.  Annual bonus awards are discretionary.  We expect to review bonus awards for the named executive officers annually to determine award payments for the previous fiscal year, as well as to establish award opportunities for the current fiscal year.  At the beginning of each fiscal year, we intend to meet with each executive officer to discuss our performance goals for the year and what each executive officer is expected to contribute to help us achieve those performance goals.

Long-Term Incentive Compensation

In May 2011, our general partner adopted the NGL Energy Partners LP 2011 Long-Term Incentive Plan for the employees, directors and consultants of our general partner and its affiliates who perform services for us.  The Long-Term Incentive Plan consists of restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards.  No awards were made under the Long-Term Incentive Plan in 2012.

On June 8, 2012, the compensation committee recommended to the board of directors a grant of 30,000 restricted units to each of Dr. Coady and Mr. Pauling.  The awards, which will have a June 15, 2012 grant date, are subject to entering into award agreements with the recipients.  The restricted units would vest in three equal installments on January 15, 2013, July 15, 2013 and July 15, 2014.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our executive officers.

401(k) Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis.  The 401(k) plan permits all eligible employees, including our named executive officers, to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations.  We may also make a discretionary employer matching contribution to the plan for eligible employees subject to certain limitations under federal law.  Our matching contribution, if any, does not exceed 3% of an eligible employee’s contributions to the plan and vests over five years.

Other Benefits

We do not maintain a defined benefit or pension plan for our executive officers, because we believe such plans primarily reward longevity rather than performance.  We provide a basic benefits package available to all full-time employees, which includes a 401(k) plan and medical, dental, disability and life insurance.

Compensation Committee Report

The compensation committee of the board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above with management.  Based on this review and discussion, the compensation committee recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this annual report.

Members of the compensation committee:

Stephen L. Cropper (Chairman)
James C. Kneale
Norman J. Szydlowski
William A. Zartler

Employment Agreements

We do not have employment agreements with any of our executive officers.

Deductibility of Compensation

We believe that the compensation paid to the named executive officers is generally fully deductible for federal income tax purposes.  We are a limited partnership and we do not meet the definition of a “corporation” subject to deduction limitations under Section 162(m) of the Code.  Nonetheless, the taxable compensation paid to each of our named executive officers in 2012 was substantially less than the Section 162(m) threshold of $1,000,000.

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

Summary Compensation Table for 2012

The following table includes the compensation earned by our named executive officers for 2012.  Amounts for 2011 are for the period from October 1, 2010 through March 31, 2011.  We had no operations from the date of our formation through September 30, 2010.

							Change in
							Pension Value
							and
					Stock		Nonqualified
					Option/	Non-Equity	Deferred	All Other
	Fiscal			Stock	SAR	Incentive Plan	Compensation	Compensation
Name and Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	(1)	Total
H. Michael Krimbill	2012	$110,769	$—	$—	$—	$—	$—	$2,700	$113,469
Chief Executive Officer	2011	$54,538	$—	$—	$—	$—	$—	—	$54,538
Craig S. Jones	2012	$242,308	$—	$—	$—	$—	$—	$7,904	$250,212
Chief Financial Officer	2011	$118,830	$—	$—	$—	$—	$—	$3,077	$121,907
Shawn W. Coady	2012	$285,587	$—	$—	$—	$—	$—	$20,950	$306,537
President and Chief Operating Officer, Retail Division	2011	$150,000	$—	$—	$—	$—	$—	$17,440	$167,440
Brian K. Pauling	2012	$284,615	$—	$—	$—	$—	$—	$9,346	$293,961
Chief Operating Officer, Midstream Division	2011	$143,638	$—	$—	$—	$—	$—	$3,692	$147,330
Stephen D. Tuttle	2012	$284,615	$—	$—	$—	$—	$—	$9,346	$293,961
President, Midstream Division	2011	$143,638	$—	$—	$—	$—	$—	$3,692	$147,330

(1)       For 2012, the amounts in this column for Mr. Krimbill, Mr. Jones, Mr. Pauling and Mr. Tuttle reflect matching contributions to our 401(k) plan.  The amount in this column for Dr. Coady reflects (i) $8,030 in matching contributions to our 401(k) plan, and

(ii) $12,920 for the aggregate incremental cost of the use of a company car, including depreciation, maintenance, insurance and fuel.

For 2011, the amounts in this column for Mr. Jones, Mr. Pauling, and Mr. Tuttle reflect profit sharing contributions made by NGL Supply to the NGL Supply 401(k) plan.  The amount in this column for Dr. Coady reflects (i) $2,077 in matching 401(k) contributions made by Hicksgas to the Hicksgas 401(k) plan, (ii) $8,135 for payment of health care premiums, and (iii) $7,228 for the aggregate incremental cost of the use of a company car, including depreciation, maintenance, insurance and fuel.

Director Compensation

Officers or employees of our general partner and its affiliates who also serve as directors do not receive additional compensation for their service as a director of our general partner.  Each director who is not an officer or employee of our general partner or its affiliates receives the following compensation for his board service:

•      an annual retainer of $60,000;

•      an annual retainer of $10,000 for the chairman of the audit committee; and

•      an annual retainer of $5,000 for each member of the audit committee other than the chairman.

All of our directors are also reimbursed for all out-of-pocket expenses incurred in connection with attending board or committee meetings.  Each director is indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Director Compensation for 2012

The following table sets forth the compensation earned during 2012 by each director who is not an officer or employee of our general partner or its affiliates:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Stephen L. Cropper	$65,000	$—	$—	$—	$65,000
James C. Kneale	$70,000	$—	$—	$—	$70,000

On June 8, 2012, the compensation committee recommended to the board of directors a grant of 15,000 restricted units to each of Mr. Cropper and Mr. Kneale. The awards, which will have a June 15, 2012 grant date, are subject to entering into award agreements with the recipients.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units by:

•      each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding units;

•      each director of our general partner;

•      each named executive officer of our general partner; and

•      all directors and executive officers of our general partner as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(1)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned(1)	Percentage of Total Common and Subordinated Units Beneficially Owned(1)
SemStream, L.P.(2)	8,932,031	37.15%	0	*	29.81%
Hicks Oils & Hicksgas, Incorporated(3)	1,838,905	7.65%	2,249,352	38.00%	13.64%
Ernest Osterman(4)	3,330,700	13.85%	0	*	11.12%
NGL Holdings, Inc.(5)	1,262,342	5.25%	1,544,100	26.09%	9.37%
Pacer Propane Holding, Inc.(6)	1,500,000	6.24%	0	*	5.01%
H. Michael Krimbill(7)	407,002	1.69%	497,846	8.41%	3.02%
Craig S. Jones(8)	20,330	*	24,867	*	*
Shawn W. Coady(9)	1,838,905	7.65%	2,249,352	38.00%	13.64%
Brian K. Pauling(10)	268,062	1.11%	327,894	5.54%	1.99%
Stephen D. Tuttle(11)	268,062	1.11%	327,894	5.54%	1.99%
Kevin C. Clement	0	*	0	*	*
Stephen L. Cropper	0	*	0	*	*
Bryan K. Guderian	0	*	0	*	*
James C. Kneale	0	*	0	*	*
Vincent J. Osterman(12)	4,000,000	16.63%	0	*	13.35%
Norman J. Szydlowski	0	*	0	*	*
William A. Zartler(13)	1,262,342	5.25%	1,544,100	26.09%	9.37%

All directors and executive officers as a group (15 persons)(14)	8,083,277	33.62%	4,994,672	84.38%	43.64%

*              Less than 1.0%

(1)           Based on 24,046,253 common units and 5,919,346 subordinated units outstanding as of June 11, 2012.

(2)           The mailing address for SemStream, L.P. is Two Warren Place, 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136.  SemStream, L.P. is managed by SemOperating G.P., L.L.C., its sole general partner, and SemGroup Corporation, a publicly traded company listed on the NYSE, is the sole member of SemOperating G.P., L.L.C. and the sole limited partner of SemStream, L.P.  Each may be deemed to sole have voting and investment power over these common units, but disclaims beneficial ownership except to the extent of its pecuniary interest therein.  Norman J. Szydlowski, a member of the board of directors of our general partner, serves as director, President and Chief Executive Officer of SemGroup Corporation.  Kevin C. Clement, a member of the board of directors of our general partner, serves as President of SemStream, L.P. and SemGas, L.P., a subsidiary of SemGroup Corporation.  Each of Messrs. Szydlowski and Clement disclaims beneficial ownership of these common units.  SemStream, L.P. also owns a 7.5% interest in our general partner.  The information related to SemStream, L.P., SemOperating G.P., L.L.C. and SemGroup Corporation, including the number of common units held, is based upon SemStream, L.P.’s Schedule 13D filed with the SEC on November 14, 2011.

(3)           The address for Hicks Oils & Hicksgas, Incorporated is 204 N. Route 54, Roberts, Illinois 60962.  Hicks Oils & Hicksgas, Incorporated is owned 50.03% by Shawn W. Coady and 49.97% by Todd M. Coady.  Each may be deemed to have shared voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

(4)           The mailing address for Ernest Osterman is One Memorial Square, P.O. Box 67, Whitinsville, MA 01588.  These units are owned directly by AO Energy, Inc. (155,150 common units), E. Osterman, Inc. (394,350 common units), E. Osterman Gas Service, Inc. (301,700 common units), Milford Propane, Inc. (782,600 common units), Osterman Propane, Inc. (1,445,850 common units), Propane Gas, Inc. (36,450 common units) and Saveway Propane Gas Service, Inc. (214,600 common units).  Each of these holding entities may be deemed to have sole voting and investment power over its own common units and Propane Gas, LLC, as sole shareholder of Propane Gas, Inc., may be deemed to have sole voting and investment power over those common units.  Ernest Osterman is a director, executive officer and shareholder or member of each of these entities and may be deemed to have shared voting and investment power (with his son, Vincent J. Osterman) over 3,330,700 common units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.  The preceding information related to Ernest Osterman, including the number of common units held, is based upon his Schedule 13D filed with the SEC on October 13, 2011.

(5)           The mailing address for NGL Holdings, Inc. is c/o Denham Capital Management LP, 200 Clarendon St., 25th Floor, Boston, MA 02116.  William A. Zartler, a member of the board of directors of our general partner, is the sole director of NGL Holdings, Inc. and as such has sole voting and investment power over these units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.  NGL Holdings, Inc. is 100% owned by Denham Commodity Partners Fund II LP, which is managed by its general partner, Denham Commodity Partners GP II LP, which is owned by the employees of Denham Capital Management LP and is controlled by its general partner, Denham GP II LLC, which is in turn owned by Stuart D. Porter.  Denham Capital Management LP, of which William A. Zartler is a founder and managing partner, acts as the investment advisor for Denham Commodity Partners Fund II LP and is controlled by its general partner, Denham Capital Management GP LLC, which is in turn controlled by Stuart D. Porter.  NGL Holdings, Inc. also owns a 20.31% interest in our general partner.  The information related to Mr. Porter and the Denham entities, including the number of units held, is based upon NGL Holdings, Inc.’s Schedule 13G filed with the SEC on February 13, 2012.

(6)           The mailing address for Pacer Propane Holding, Inc. is 1209 Orange Street, Wilmington, DE 19801.  These common units are held directly by Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer-Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C.  Each of these holding entities may be deemed to have sole voting and investment power over its own common units.  Each of these holding entities is member managed and otherwise controlled by Pacer Propane Holding, L.P. as its majority member and therefore Pacer Propane Holding, L.P. may be deemed to have sole voting and investment power over these common units.  As sole general partner of Pacer Propane Holding, L.P., Pacer Propane Holding, Inc., which is controlled by its board of directors, may also be deemed to have sole voting and investment power over these common units.  The information related to the Pacer Propane entities, including the number of common units held, is based upon Pacer Propane Holding, Inc.’s Schedule 13D filed with the SEC on January 13, 2012.

(7)           These units are owned directly by Krim2010, LLC.  Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively.  H. Michael Krimbill exercises the sole voting and investment power for Krimbill Enterprises LP.  H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein.  H. Michael Krimbill also owns a 13.54% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests.

(8)           Craig S. Jones also owns a 0.33% interest in our general partner.

(9)           These units are owned directly by Hicks Oils & Hicksgas, Incorporated, in which Shawn W. Coady owns a 50.03% interest.  Shawn W. Coady may be deemed to have shared voting and investment power over these units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.  Shawn W. Coady also owns a 14.34% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.

(10)         Brian K. Pauling also owns a 4.32% interest in our general partner.

(11)         Stephen D. Tuttle also owns a 4.32% interest in our general partner.

(12)         These common units are owned directly by AO Energy, Inc. (155,150 common units), E. Osterman, Inc. (394,350 common units), E. Osterman Gas Service, Inc. (301,700 common units), E. Osterman Propane, Inc. (669,300 common units), Milford Propane, Inc. (782,600 common units), Osterman Propane, Inc. (1,445,850 common units), Propane Gas, Inc. (36,450 common units) and Saveway Propane Gas Service, Inc. (214,600 common units).  Each of these holding entities may be deemed to have sole voting and investment power over its own common units and Propane Gas, LLC, as sole shareholder of Propane Gas, Inc., may be deemed to have sole voting and investment power over those common units.  Vincent J. Osterman is a director, executive officer and shareholder or member of each of these entities and may be deemed to have sole voting and investment power over 669,300 common units and shared voting and investment power (with his father, Ernest Osterman) over 3,330,700 common units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(13)         These units are owned directly by NGL Holdings, Inc.  William A. Zartler, a member of the board of directors of our general partner, is the sole director of NGL Holdings, Inc. and as such has sole voting and investment power over these units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.  Please see footnote (5) for additional information regarding NGL Holdings, Inc.

(14)         The directors and executive officers of our general partner also collectively own a 77.5% interest in our general partner.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them.  The mailing address for each of the officers and directors of our general partner listed above is 6120 South Yale, Suite 805, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information regarding the securities that may be issued under the NGL Energy Partners LP Long-Term Incentive Plan, or the LTIP, as of March 31, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(1)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders(2)	—	—	2,921,560
Total	—	—	2,921,560

(1)           The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of our issued and outstanding common and subordinated units.  The maximum number of common units deliverable under the LTIP automatically increases to 10% of the issued and outstanding common and subordinated units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount.

(2)           Our general partner adopted the LTIP in connection with the completion of our initial public offering in May 2011.  The adoption of the LTIP did not require the approval of our unitholders.

Item 13.     Certain Relationships and Related Transactions and Director Independence

The NGL Energy GP Investor Group, collectively, owns an aggregate of 13,771,253 common units and 5,919,346 subordinated units, representing an aggregate 65.6% limited partner interest in us.  In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights.

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

The following table summarizes the distributions and payments made by us to the NGL Energy GP Investor Group and our general partner and its affiliates in connection with our formation and to be made by us to the NGL Energy GP Investor Group and our general partner and its affiliates in connection with our ongoing operation and any liquidation.  These distributions and payments were determined by and among affiliated entities before our initial public offering and, consequently, are not the result of arm’s length negotiations.

Pre-IPO Stage

The consideration received by the NGL Energy GP Investor Group and our general partner and its affiliates prior to or in connection with our initial public offering	• 5,014,222 common units; (4,839,222 common units after giving effect to the redemption) • 5,919,346 subordinated units; • a 0.1% general partner interest; and • the incentive distribution rights.

Post-IPO Stage

Distributions of available cash to the NGL Energy GP Investor Group and our general partner and its affiliates

We will generally make cash distributions 99.9% to our unitholders pro rata, including the NGL Energy GP Investor Group as the holders of an aggregate 13,771,253 common units and 5,919,346 subordinated units, and 0.1% to our general partner, assuming it makes any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of approximately $0.04 million on its general partner interest and the NGL Energy GP Investor Group would receive an aggregate annual distribution of approximately $26.58 million on their common and subordinated units.

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

Natural Gas Liquids Purchases and Sales

We purchase and sell natural gas liquids to SemGroup Corporation, or Semgroup, and its affiliates at either index-based or negotiated prices.  SemGroup is the sole member of the general partner of SemStream and the sole limited partner of SemStream.  During the year ended March 31, 2012, product sales to SemGroup and its affiliates totaled approximately $29.2 million and product purchases from SemGroup and its affiliates totaled approximately $23.8 million.

Transition Services Agreement

We entered into a Transition Services Agreement with SemStream on November 1, 2011 pursuant to which SemStream agreed to provide us with certain administrative and operational transition services related to the assets that we acquired from SemStream.  We paid approximately $667,000 to SemStream for the transition services during the year ended March 31, 2012.  The Transition Services Agreement expired on April 30, 2012, although we expect that SemStream will continue to provide certain operational services through August 2012.

Registration Rights Agreement

We entered into a registration rights agreement, which was effective upon the effectiveness of the registration statement on Form S-1 (File No. 333-172186) that we filed with the SEC in connection with our initial public offering, pursuant to which we agreed to register for resale under the Securities Act of 1933, as amended, or the Securities Act, common units, including any common units issued upon the conversion of subordinated units, owned by members of the NGL Energy LP Investor Group or their permitted assignees.  We will not be required to register such common units if an exemption from the registration requirements of the Securities Act is available with respect to the number of common units desired to be sold.

Pursuant to the registration rights agreement, at any time following the date that was 180 days after the completion of our initial public offering, NGL Holdings, Inc., Hicks Oils & Hicksgas, Incorporated or the IEP Parties (KrimGP2010, LLC, Infrastructure Capital Management, LLC and Atkinson Investors, LLC, collectively), to the extent that they continue to own more than 5% of our common units, may require us to file a registration statement with the SEC registering the offer and sale of a specified number of common units, subject to limitations on the number of requests for registration that can be made in any twelve month period as well as customary cutbacks at the discretion of the underwriter.  In addition, the registration rights agreement provides that members of the NGL Energy LP Investor Group may have their common units included in any registration statement filed by us for an offering of common units for cash, subject to customary cutbacks at the discretion of the underwriter.  We are obligated to pay all expenses incidental to any registration of common units, excluding underwriting discounts and commissions.

We amended and restated the registration rights agreement on October 3, 2011 to, among other things, provide for certain registration rights for the common units issued to the entities affiliated with Ernest Osterman and Vincent J. Osterman in connection with the closing of the Osterman transaction.  We further amended the amended and restated the registration rights agreement on November 1, 2011 and January 3, 2012 to provide for certain registration rights for the common units issued to SemStream in connection with the closing of the SemStream transaction and Pacer in connection with the closing of the Pacer transaction, respectively.

Redemption of Common Units from the NGL Energy LP Investor Group

On May 18, 2011, the underwriters in our initial public offering exercised in full their option to purchase an additional 525,000 common units from us at the initial public offering price.  We used a portion of the net offering proceeds from the exercise to redeem 175,000 common units from the NGL Energy LP Investor Group on a pro rata basis at a price per unit (approximately $19.53) equal to the proceeds per common unit before expenses but after deducting underwriting discounts and commissions and a structuring fee.  As members of the NGL Energy LP Investor Group, either through direct beneficial ownership or potentially deemed beneficial ownership of our common units, each of our executive officers as of the date of the redemption and one non-employee director had common units redeemed for the following total consideration:

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

(1)                                  Through Krim 2010, LLC.  For further details regarding the nature of ownership of the redeemed common units, please see footnote (7) in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Security Ownership of Certain Beneficial Owners and Management.”

(2)                                  Through Atkinson Investors, LLC.  Bradley K. Atkinson Family Investments, L.P. owns 100% of Atkinson Investors, LLC. Bradley K. Atkinson Family Investments, L.P. is owned 69% by Bradley K. Atkinson and Cheryl L. Atkinson, his wife, 15% by Jennifer Lynn Atkinson Trust, 15% by Michael Steven Atkinson Trust, and 1% by its general partner, Bradley K. Atkinson Family Management Company, LLC.  Bradley K. Atkinson Family Management Company, LLC is owned 50% by Bradley K. Atkinson and 50% by Cheryl L. Atkinson.  Bradley K. Atkinson may be deemed to have voting and dispositive power over the common units owned by Atkinson Investors, LLC, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

(3)                                  Through Hicks Oils & Hicksgas, Incorporated.  For further details regarding the nature of ownership of the redeemed common units, please see footnote (3) in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Security Ownership of Certain Beneficial Owners and Management.”

(4)                                  Through NGL Holdings, Inc.  For further details regarding the nature of ownership of the redeemed common units, please see footnotes (5) and (13)  in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Security Ownership of Certain Beneficial Owners and Management.”

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

Item 14.              Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm.  The following table sets forth fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the fiscal year ended March 31, 2012 and 2011:

	2012	2011
Audit fees(1)	$909,655	$899,700
Audit-related fees(2)	272,044	1,043,650
Tax fees(3)	—	269,050
Total	$1,181,699	$2,212,400

(1)          Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)          Includes audits of financial statements of businesses acquired under Rule 3-05 of Regulation S-X.

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

2.2	—

Contribution and Sale Agreement, dated August 12, 2011, by and among the Partnership and the Sellers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.  001-35172) filed on October 7, 2011)

2.3	—

Contribution and Sale Agreement dated August 31, 2011, by and among the Partnership, SemStream and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.  001-35172) filed on November 4, 2011)

2.4	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Liberty Propane, L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.5	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Enviro Propane, L.L.C. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.6	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Pittman Propane, L.L.C. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.7	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Portland Propane, L.L.C. (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.8	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer Propane (Washington), L.L.C. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.9	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Salida Propane, L.L.C. (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.10	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 2.7 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.11	—

Asset Purchase Agreement, dated as of January 16, 2012, by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.  001-35172) filed on February 10, 2012)

2.12	—

Waiver and First Amendment to Asset Purchase Agreement dated as of January 31, 2012 by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A (File No. 001-35172) filed on April 20, 2012)

Exhibit Number		Description
2.13	—

Waiver and Second Amendment to Asset Purchase Agreement dated as of February 3, 2012 by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K/A (File No. 001-35172) filed on April 20, 2012)

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

Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

3.4	—

First Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on October 26, 2011)

3.5	—

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

3.6	—

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 26, 2012)

3.7	—	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)
3.8	—

Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.9	—

Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on November 4, 2011)

3.10	—

Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

4.1	—

First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No.  001-35172) filed on October 7, 2011)

4.2	—

Amendment No.  1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and between NGL Energy Holdings LLC and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No.  001-35172) filed on November 4, 2011)

4.3	—

Amendment No.  2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

10.1+	—	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)
10.2+	—

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

Exhibit Number		Description
the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 28, 2011)
10.8	—

Fifth Amendment to Credit Agreement dated May 24, 2011 by and among the Partnership, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party threreto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 31, 2011)

10.9	—

Sixth Amendment to Credit Agreement dated August 22, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No.  001-35172) for the quarter ended September 30, 2011)

10.10*	—

Seventh Amendment to Credit Agreement dated January 13, 2012 by and among the Partnership, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto

10.11*	—

Eighth Amendment and Waiver to Credit Agreement dated March 16, 2012 by and among the Partnership, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party threreto

10.12*	—

Ninth Amendment and Waiver to Credit Agreement dated April 19, 2012 by and among the Partnership, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party threreto

10.13	—

Agreement Relating to Redemption of Common Units in Connection with the Underwriters’ Option to Purchase Additional Common Units with Respect to the Initial Public Offering of NGL Energy Partners LP by and among NGL Energy Partners LP, NGL Energy Holdings LLC, and each of Atkinson Investors, LLC, Infrastructure Capital Management, LLC, Hicks Oils & Hicksgas, Incorporated, Krim2010, LLC, NGL Holdings, Inc., Stanley A. Bugh, David R. Eastin, Robert R. Foster, Craig S. Jones, Mark McGinty, Brian K. Pauling, Stanley D. Perry, Daniel Post, Sharra Straight and Stephen D. Tuttle, effective as of May 9, 2011 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No.  333-172186) filed on May 9, 2011)

21.1*	—	List of Subsidiaries of NGL Energy Partners LP
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS* **	—	XBRL Instance Document
101.SCH* **	—	XBRL Schema Document
101.CAL* **	—	XBRL Calculation Linkbase Document
101.DEF* **	—	XBRL Definition Linkbase Document
101.LAB* **	—	XBRL Label Linkbase Document
101.PRE* **	—	XBRL Presentation Linkbase Document

* Exhibits filed with this report

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011, (ii) Consolidated Statements of Operations for the year ended March 31, 2012, the six months ended March 31, 2010, the six months ended September 30, 2010 and the year ended March 31, 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the year ended March 31, 2012, the six months ended March

31, 2010, the six months ended September 30, 2010 and the year ended March 31, 2010, (iv) Consolidated Statements of Changes in Equity for year ended March 31, 2012, the six months ended March 31, 2010, the six months ended September 30, 2010 and the year ended March 31, 2010 and (v) Consolidated Statements of Cash Flow for year ended March 31, 2012, the six months ended March 31, 2010, the six months ended September 30, 2010 and the year ended March 31, 2010.

+                                         Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2012.

NGL ENERGY PARTNERS LP

By:	NGL Energy Holdings LLC,
its general partner

	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	June 14, 2012
H. Michael Krimbill	(Principal Executive Officer)

/s/ Craig S. Jones	Chief Financial Officer	June 14, 2012
Craig S. Jones	(Principal Financial Officer)

/s/ Jeffrey A. Herbers	Chief Accounting Officer	June 14, 2012
Jeffrey A. Herbers	(Principal Accounting Officer)

/s/ Shawn W. Coady	Director	June 14, 2012
Shawn W. Coady

/s/ Kevin C. Clement	Director	June 14, 2012
Kevin C. Clement

/s/ Stephen L. Cropper	Director	June 14, 2012
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	June 14, 2012
Bryan K. Guderian

/s/ James C. Kneale	Director	June 14, 2012
James C. Kneale

/s/ Vincent J. Osterman	Director	June 14, 2012
Vincent J. Osterman

/s/ Norman J. Szydlowski	Director	June 14, 2012
Norman J. Szydlowski

/s/ William A. Zartler	Director	June 14, 2012
William A. Zartler

INDEX TO FINANCIAL STATEMENTS

NGL ENERGY PARTNERS LP AND NGL SUPPLY, INC.

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of March 31, 2012 and 2011	F-5

Consolidated Statements of Operations for the year ended March 31, 2012, the six months ended March 31, 2011, the six months ended September 30, 2010 and the year ended March 31, 2010	F-6

Consolidated Statements of Comprehensive Income (Loss) for the year ended March 31, 2012, the six months ended March 31, 2011, the six months ended September 30, 2010 and the year ended March 31, 2010	F-7

Consolidated Statements of Changes in Equity for the year ended March 31, 2012, the six months ended March 31, 2011, the six months ended September 30, 2010 and the year ended March 31, 2010	F-8

Consolidated Statements of Cash Flows for the year ended March 31, 2012, the six months ended March 31, 2011, the six months ended September 30, 2010 and the year ended March 31, 2010	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Partners
NGL Energy Partners LP

We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year ended March 31, 2012 and the six month period ended March 31, 2011.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGL Energy Partners LP and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended March 31, 2012 and the six month period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 14, 2012

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 29, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Unit Holders

NGL Energy Partners LP

Tulsa, Oklahoma

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in equity, and cash flows of NGL Supply, Inc. and Subsidiaries for the year ended March 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NGL Supply, Inc. and Subsidiaries for the year ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas
February 11, 2011

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2012 and 2011

(U.S. Dollars in Thousands, except unit amounts)

	March 31,	March 31,
	2012	2011
		(Note 5)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,832	$16,337
Accounts receivable, net of allowance for doubtful accounts of $818 and $161, respectively	84,004	44,346
Accounts receivable - affiliates	2,282	—
Inventories	94,504	12,697
Product exchanges	131	427
Prepaid expenses and other current assets	9,871	3,683
Total current assets	198,624	77,490

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $12,843 and $2,871, respectively	255,403	66,020
GOODWILL	148,785	8,568
INTANGIBLE ASSETS, net of accumulated amortization of $8,174 and $1,558, respectively	143,559	11,755
OTHER	2,766	—
Total assets	$749,137	$163,833

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$81,369	$37,244
Accrued expenses and other payables	10,023	3,711
Product exchanges	4,764	1,045
Advance payments received from customers	20,293	7,714
Accounts payable-affiliates	8,486	—
Current maturities of long-term debt	19,484	830
Total current liabilities	144,419	50,544

LONG-TERM DEBT, net of current maturities	199,177	65,541
OTHER NON-CURRENT LIABILITIES	212	395

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY, per accompanying statements:
General partner, representing a 0.1% interest, 29,245 and 10,945 notional units at March 31, 2012 and 2011, respectively	442	72
Limited partners, representing a 99.9% interest -
Common units, 23,296,253 and 10,933,568 units issued and outstanding at March 31, 2012 and 2011, respectively	384,604	47,225
Subordinated units, 5,919,346 units issued and outstanding at March 31, 2012	19,824	—
Accumulated other comprehensive income -
Foreign currency translation	31	56
Noncontrolling interest	428	—
Total partners’ equity	405,329	47,353
Total liabilities and partners’ equity	$749,137	$163,833

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Operations

For the Year Ended March 31, 2012, the Six Months Ended March 31, 2011

and September 30, 2010, and the Year Ended March 31, 2010

(U.S. Dollars in Thousands, except unit, per unit, share, and per share amounts)

	NGL Energy Partners LP		NGL Supply, Inc.
		Six Months	Six Months
	Year Ended	Ended	Ended	Year Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
REVENUES:
Retail propane operations	$199,334	$72,813	$6,868	$26,967
Wholesale supply and marketing	1,104,706	546,782	309,029	704,436
Midstream	6,433	2,637	1,046	4,103
Total Revenues	1,310,473	622,232	316,943	735,506

COST OF SALES:
Retail propane operations	130,142	46,985	4,749	15,603
Wholesale supply and marketing	1,086,544	535,755	305,965	692,145
Midstream	337	292	194	467
Total Cost of Sales	1,217,023	583,032	310,908	708,215
Gross Margin	93,450	39,200	6,035	27,291

OPERATING COSTS AND EXPENSES:
Operating	47,300	15,898	5,231	11,523
General and administrative	16,009	5,024	3,210	6,326
Depreciation and amortization	15,111	3,441	1,389	2,781
Operating Income (Loss)	15,030	14,837	(3,795)	6,661

OTHER INCOME (EXPENSE):
Interest income	765	221	66	120
Interest expense	(7,620)	(2,482)	(372)	(668)
Other, net	290	103	124	(5)
Income (Loss) Before Income Taxes	8,465	12,679	(3,977)	6,108

INCOME TAX PROVISION (BENEFIT)	601	—	(1,417)	2,478

Net Income (Loss)	7,864	12,679	(2,560)	3,630

INCOME ALLOCABLE TO GENERAL PARTNER	(8)	(13)	—	—

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	12	—	45	6

NET INCOME (LOSS) ATTRIBUTABLE TO LIMITED PARTNERS OR PARENT EQUITY	$7,868	$12,666	$(2,515)	$3,636

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Common units	$0.32	$1.16
Subordinated units	$0.58	$—
BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING:
Common units	15,169,983	10,933,568
Subordinated units	5,175,384	—

BASIC NET INCOME (LOSS) PER COMMON SHARE			$(128.46)	$178.75

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			19,711	19,603

DILUTED NET INCOME (LOSS) PER COMMON SHARE			$(128.46)	$176.61

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			19,711	19,840

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Year Ended March 31, 2012, the Six Months Ended March 31, 2011

and September 30, 2010, and the Year Ended March 31, 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP		NGL Supply, Inc.
		Six Months	Six Months
	Year Ended	Ended	Ended	Year Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010

Net income (loss)	$7,864	$12,679	$(2,560)	$3,630
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(25)	56	(15)	214

Comprehensive income (loss)	$7,839	$12,735	$(2,575)	$3,844

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Changes in Equity

For the Year Ended March 31, 2012, the Six Months Ended March 31, 2011

and September 30, 2010, and the Year Ended March 31, 2010

(U.S. Dollars in Thousands, except unit and share amounts)

					Accumulated	Receivable
			Additional		Other	From Exercise
	Class A Common Stock		Paid-in	Retained	Comprehensive	of Stock	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Options	Interest	Equity

NGL SUPPLY, INC.
BALANCES, MARCH 31, 2009	19,603	$196	$36,039	$6,355	$(66)	$—	$167	$42,691
Net income (loss)	—	—	—	3,636	—	—	(6)	3,630
Foreign currency translation adjustment	—	—	—	—	150	—	64	214
Preferred stock dividends	—	—	—	(132)	—	—	—	(132)
BALANCES, MARCH 31, 2010	19,603	196	36,039	9,859	84	—	225	46,403
Exercise of stock options	650	7	1,423	—	—	(1,430)	—	—
Net loss	—	—	—	(2,515)	—	—	(45)	(2,560)
Foreign currency translation adjustment	—	—	—	—	(15)	—	—	(15)
Dividends -
Preferred	—	—	—	(17)	—	—	—	(17)
Common	—	—	—	(7,000)	—	—	—	(7,000)
BALANCES, SEPTEMBER 30, 2010	20,253	$203	$37,462	$327	$69	$(1,430)	$180	$36,811

						Accumulated
		Limited Partners				Other
	General	Common		Subordinated		Comprehensive	Noncontrolling	Total
	Partner	Units	Amount	Units	Amount	Income	Interest	Equity
NGL ENERGY PARTNERS LP
Six Months Ended March 31, 2011:
Combination transaction with NGL Supply (Notes 1 & 2)	$—	4,735,328	$1,252	—	$—	$—	$—	$1,252
Acquisition of HOH & Gifford (Notes 1 & 5)	—	4,154,757	22,326	—	—	—	—	22,326
Sale of units at formation	—	2,043,483	10,981	—	—	—	—	10,981
General partner contribution	59	—	—	—	—	—	—	59
Net income	13	—	12,666	—	—	—	—	12,679
Foreign currency translation adjustment	—	—	—	—	—	56	—	56
BALANCES, MARCH 31, 2011	72	10,933,568	47,225	—	—	56	—	47,353
Distribution to partners prior to initial public offering	(4)	—	(3,846)	—	—	—	—	(3,850)
Conversion of common units to subordinated units	—	(5,919,346)	(23,485)	5,919,346	23,485	—	—	—
Sale of units in public offering, net	—	4,025,000	75,289	—	—	—	—	75,289
Repurchase of common units	—	(175,000)	(3,418)	—	—	—	—	(3,418)
Units issued in business combinations, net of issuance costs	—	14,432,031	296,500	—	—	—	—	296,500
General partner contributions	386	—	—	—	—	—	—	386
Contributions from noncontrolling interest owners	—	—	—	—	—	—	440	440
Net income (loss)	8	—	6,472	—	1,396	—	(12)	7,864
Distribution to partners subsequent to initial public offering	(20)	—	(10,133)	—	(5,057)	—	—	(15,210)
Foreign currency translation adjustment	—	—	—	—	—	(25)	—	(25)
BALANCES, MARCH 31, 2012	$442	23,296,253	$384,604	5,919,346	$19,824	$31	$428	$405,329

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Cash Flows

For the Year Ended March 31, 2012, the Six Months Ended March 31, 2011

and September 30, 2010, and the Year Ended March 31, 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP		NGL Supply, Inc.
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
OPERATING ACTIVITIES:
Net income (loss)	$7,864	$12,679	$(2,560)	$3,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including debt issuance cost amortization	17,188	4,406	1,825	3,839
(Gain) loss on sale of assets	(71)	16	(124)	11
Provision for doubtful accounts	1,049	269	3	82
Deferred income tax provision (benefit)	324	—	(1,417)	2,190
Gain on commodity derivative financial instruments	(5,974)	(1,468)	(226)	(1,253)
Other	79	3	8	372
Changes in operating assets and liabilities, net of acquisitions -
Accounts receivable	(20,179)	(813)	203	(10,613)
Inventories	30,268	60,413	(59,598)	8,040
Product exchanges, net	4,775	(16,329)	18,688	(824)
Other current assets	9,569	3,697	(1,023)	150
Trade accounts payable	35,747	2,835	(3,741)	4,347
Accrued expenses and other payables	366	(1,209)	(2,699)	444
Accounts receivable/payable-affiliates, net	4,742	—	—	—
Advance payments received from customers	4,582	(30,490)	19,912	(2,935)
Net cash provided by (used in) operating activities	90,329	34,009	(30,749)	7,480

INVESTING ACTIVITIES:
Purchases of long-lived assets	(7,544)	(1,440)	(280)	(582)
Acquisitions of businesses, including acquired working capital	(297,401)	(17,400)	(123)	(3,113)
Net cash flows on non-hedge commodity derivative financial instruments	6,464	111	426	690
Proceeds from sales of assets	1,238	291	185	172
Other	346	—	125	—
Net cash provided by (used in) investing activities	(296,897)	(18,438)	333	(2,833)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving line of credit	478,900	149,500	34,490	80,100
Payments on revolving line of credit	(329,900)	(112,381)	(13,590)	(80,100)
Payments on other long-term debt	(1,278)	(5,902)	(722)	(702)
Debt issuance costs	(2,380)	(4,928)	—	—
Contributions	440	11,040	—	—
Collection of NGL Supply stock option receivables	—	1,430	—	—
Deferred offering costs	—	(1,929)	—	—
Distributions to shareholders of NGL Supply	—	(40,000)	—	—
Common stock dividends	—	—	(7,000)	—
Preferred stock dividends	—	—	(17)	(132)
Redemption of preferred stock	—	—	(3,000)	—
Proceeds from sale of common units, net of offering costs	74,759	—	—	—
Repurchase of common units	(3,418)	—	—	—
Distributions to partners	(19,060)	—	—	—
Net cash provided by (used in) financing activities	198,063	(3,170)	10,161	(834)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(47)	—	(542)
Net increase (decrease) in cash and cash equivalents	(8,505)	12,354	(20,255)	3,271
Cash and cash equivalents, beginning of period	16,337	3,983	24,238	20,967
Cash and cash equivalents, end of period	$7,832	$16,337	$3,983	$24,238

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

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

Subsequent to our initial public offering, we significantly expanded our retail propane operations through several business combination transactions, as described in Note 5. Our retail propane operations sell propane, distillates, and propane-related products and services to residential, commercial, and agricultural customers in Colorado, Connecticut, Delaware, Georgia, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Tennessee Utah, Vermont, and Washington.

Our wholesale supply and marketing operations provide propane and other natural gas liquids supply to customers at open-access terminals throughout the common carrier pipeline systems in the Mid-Continent, Gulf Coast and Northeast regions of the United States.  Our wholesale supply and marketing services include shipping and maintaining storage on these pipeline systems and

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

supplying customers through terminals, refineries, third-party tank cars and truck terminals.  Through our wholesale supply and marketing operations, we supply propane and other natural gas liquids to various refineries, multistate marketers ranging in size from national and regional distribution companies to medium and small independent propane companies located throughout the country.  As described in Note 5, on November 1, 2011, we completed a business combination in which we acquired substantially all of the wholesale and midstream operations of SemStream, L.P. (“SemStream”), which significantly expanded our wholesale and midstream opertations.

In our midstream segment, we provide natural gas liquids terminal services to customers through our 16 proprietary propane terminals located in Arizona, Arkansas, Illinois, Indiana, Maine, Minnesota, Missouri, Montana, Washington, Wisconsin, and St. Catharines, Ontario.  Three of these terminals were historically owned by NGL Supply, 12 were acquired in the combination with SemStream, and one was acquired in a retail propane combination in February 2012.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We were formed on September 8, 2010 with a capitalization of $1,000 by our general partner and had no operations or additional capitalizations through September 30, 2010.  Accordingly, we are presenting our financial statements beginning with and for the six months ended March 31, 2011.  As discussed above, NGL Supply was deemed to be the acquiring entity in our combination.  Therefore, our financial statements for all periods presented herein prior to September 30, 2010, represent the historical financial statements of NGL Supply.  The assets acquired and liabilities assumed from NGL Supply were recorded at their historical net book values.

The accompanying consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

As discussed above, NGL Supply was deemed to be the acquiring entity in our combination.  Therefore, our financial statements for all periods presented herein prior to September 30, 2010 represent the historical financial statements of NGL Supply.  The assets acquired and liabilities assumed from NGL Supply were recorded at their historical net book values.

We have made certain reclassifications to the prior period financial statements to conform with classification methods used in fiscal 2012.  Such reclassifications had no impact on previously-reported income.

Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, expenses and costs.  These estimates are based on our knowledge of current events, historical experience, and various other assumptions that we believe to be reasonable under the circumstances.

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

Fair Value Measurements

We apply fair value measurements to certain assets and liabilities, principally our commodity derivative instruments, interest rate swap agreements, product exchange assets and liabilities, and assets and liabilities acquired in business combinations.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  Fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations.  This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

nonperformance risk on our liabilities.  Fair value measurements assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid).  We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above.  Such adjustments were not material to the fair values of our derivative instruments.

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•                  Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.  We did not have any fair value measurements categorized as Level 1 at March 31, 2012 or 2011.

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.  Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements.  All of our fair value measurements related to our derivative financial instruments and product exchanges were categorized as Level 2 at March 31, 2012 and 2011.  We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments.  Inputs to the pricing model include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                  Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.  We did not have any fair value measurements categorized as Level 3 at March 31, 2012 or 2011.

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

We record our derivative financial instrument contracts at fair value in the consolidated balance sheets, with changes in the fair value of our commodity derivative instruments included in the consolidated statements of operations in cost of sales of our wholesale supply and marketing segment.  Changes in the value of our interest rate swap agreements are recorded in our consolidated statement of operations in interest expense.  Contracts that qualify for the normal purchase or sale exemption are not accounted for as derivatives at market value and, accordingly, are recorded when the transaction occurs.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

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

Segments

We operate in three reportable segments, retail propane; wholesale supply and marketing; and midstream, which consists of our terminal and rail car operations.  The majority of our operations are located in the United States.  See Note 15 for the disclosures related to our reportable operating segments.

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

We consider two or more legally separate exchange transactions with the same counterparty, including buy/sell transactions, as a single arrangement on a combined basis.  Our buy/sell transactions are netted against each other in the consolidated statements of operations.

Cost of Sales

We include in “Cost of Sales” all costs we incur to acquire propane and other natural gas liquids, including the costs of purchasing, terminalling, and transporting inventory prior to delivery to our retail or wholesale customers, as well as any costs related to the sale of propane appliances and equipment.  Cost of sales does not include any depreciation of our property, plant and equipment.  Amortization of certain supply and storage agreement intangible assets is included in cost of sales of our wholesale supply and marketing segment and totaled $800,000, $400,000, $400,000, and $800,000 for the year ended March 31, 2012, the six months ended March 31, 2011, the six months ended September 30, 2010, and the year ended March 31, 2010, respectively.  Depreciation is separately classified in our consolidated statements of operations.  We also include in cost of sales for our midstream segment the costs paid to the third parties who operate our terminal facilities under operating and maintenance agreements.

Operating Expenses

We include in “Operating Expenses” costs of personnel, vehicles, delivery, handling, plants, district offices, selling, marketing, credit and collections and other functions related to the wholesale and retail distribution of propane and related equipment and supplies and the direct operating expenses of our terminal and storage locations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

General and Administrative Expenses

We include in “General and Administrative Expenses” those costs and expenses of personnel, executives, corporate office locations and other functions related to centralized corporate and overhead activities, including incentive compensation expenses of our corporate personnel.

Advertising Costs

We expense advertising costs as incurred,  We recorded advertising expense of $763,000 for the year ended March 31, 2012, $338,000 for the six months ended March 31, 2011, $83,000 for the six months ended September 30, 2010, and $218,000 for the year ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization in the consolidated statements of operations includes all depreciation of our property, plant and equipment, and amortization of intangible assets other than supply and storage agreements and debt issuance costs.

Interest Income

Interest income consists primarily of fees charged to retail customers for late payment on accounts receivable.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand and time deposits, and funds invested in highly liquid instruments with maturities of three months or less at the date of purchase.  At times, certain account balances may exceed federally insured limits.  At March 31, 2012, we had cash in excess of federally insured limits of approximately $3.2 million.

Supplemental cash flow information is as follows during the indicated periods:

	NGL Energy Partners LP		NGL Supply
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
	(in thousands)
NON-CASH FINANCING ACTIVITIES:
Common units issued in Hicksgas acquisition	$—	$22,326	$—	$—
Common units issued in Osterman acquisition	$81,880	$—	$—	$—
Common units issued in SemStream acquisition	$184,775	$—	$—	$—
Common units issued in Pacer acquisition	$30,375	$—	$—	$—
Non-compete, customer list and contingent consideration liabilities related to acquisitions	$4,190	$—	$—	$450
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$4,966	$2,063	$335	$387
Income taxes paid	$430	$—	$220	$472

Accounts Receivable and Concentration of Credit Risk

We operate in both the retail and wholesale propane supply segments in the United States and Canada.  We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions.  The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts, which assessment considers the overall creditworthiness of customers and any specific disputes.  The balance is considered past due or delinquent based on contractual terms.  Consequently, an adverse

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

change in those factors could affect our estimate of bad debts.  We write off accounts receivable against the allowance for doubtful accounts when the receivables become uncollectible.

We execute netting agreements with certain wholesale supply customers to mitigate our credit risk.  Realized gains and losses reflected in our receivables and payables are reflected at a net balance to the extent a netting agreement is in place and we intend to settle on a net basis.

Our accounts receivable consist of the following as of the indicated dates:

	March 31, 2012		March 31, 2011
	Gross	Allowance for	Gross	Allowance for
Segment	Receivable	Doubtful Accounts	Receivable	Doubtful Accounts
	(in thousands)
Accounts Receivable - Trade:
Retail Propane	$32,182	$705	$10,466	$161
Wholesale Supply and Marketing	52,599	113	33,998	—
Midstream	41	—	43	—
	$84,822	$818	$44,507	$161

Changes in the allowance for doubtful accounts are as follows during the periods indicated:

	NGL Energy Partners LP		NGL Supply
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
	(in thousands)
Allowance for doubtful accounts, beginning of period	$161	$—	$235	$403
Bad debt provision	1,049	269	3	82
Write off of uncollectible accounts	(392)	(108)	(64)	(250)
Allowance for doubtful accounts, end of period	$818	$161	$174	$235

For the year ended March 31, 2012, no single customer accounted for more than 10% of our consolidated total revenues.  For the six months ended March 31, 2011, we had one customer of our wholesale supply and marketing segment who represented 10.12% of total consolidated revenues.  In the six months ended September 30, 2010, two customers of our wholesale supply and marketing segment accounted for 28% of total consolidated revenues.  For the year ended March 31, 2010, no single customer accounted for more than 10% of our consolidated revenues.  As of March 31, 2012, one customer of our wholesale supply and marketing segment represented approximately 21% of the total accounts receivable balance.  As of March 31, 2011, one customer of our wholesale supply and marketing segment represented approximately 20% of the total consolidated accounts receivable balance.

Five of our suppliers accounted for approximately 57% of our cost of sales for the year ended March 31, 2012. Three of our suppliers accounted for approximately 51% and 81% of our cost of sales during the six months ended March 31, 2011 and September 30, 2010, respectively, and 49% of our cost of sales during the year ended March 31, 2010.  We believe that our arrangements with these suppliers enable us to purchase most of our requirements at market prices and ensure adequate supply.

Inventories

Our inventories consist of propane, normal butane, natural gasoline, isobutane, transmix, distillates, appliances and parts and supplies.  We value our propane inventory at the lower of cost or market, with cost of the propane inventory determined using the weighted average cost and the first in, first out (FIFO) methods, including the cost of transportation to storage facilities.  We continually monitor inventory values for potential lower of cost or market adjustments and will record such adjustments at fiscal year end and on an interim basis if we believe the decline in market value will not be recovered by year end.  In performing this analysis, we take into consideration fixed-price forward sale commitments and the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

opportunity to transfer inventory from our wholesale business to our retail business for sale in the retail markets.  We recorded a lower of cost or market writedown of our wholesale supply and marketing segment inventory of approximately $321,000 during our year ended March 31, 2010.  No such writedowns were required during the other periods presented.  We included the lower of cost or market writedown in cost of sales of our wholesale supply and marketing segment in the consolidated statements of operations.  We value our appliance, parts, supplies and other inventories on a FIFO basis.

Our inventories as of March 31, 2012 and 2011 consisted of the following:

	2012	2011
	(in thousands)
Propane and other natural gas liquids	$89,224	$9,529
Appliances, parts, supplies and other	5,280	3,168
Total	$94,504	$12,697

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

We evaluate the carrying value of our long-lived assets for potential impairment when events and circumstances warrant such a review.  A long-lived asset is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset is less than its carrying value.  In that event, we would recognize a loss equal to the amount by which the carrying value exceeds the fair value of the asset.  No impairments of long-lived assets were recorded for the year ended March 31, 2012, the six months ended March 31, 2011, the six months ended September 30, 2010, or the year ended March 31, 2010.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses.  Business combinations are accounted for using the “acquisition method” (see Note 5).  We expect that substantially all of our recorded goodwill at March 31, 2012 is deductible for income tax purposes.  See Note 7 for additional information.

Intangible Assets

Our identifiable intangible assets consist of debt issuance costs and significant contracts and arrangements acquired in business combinations, including supply, terminal and storage agreements, customer accounts,  covenants not to compete, and trade names.  We capitalize acquired intangible assets if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so.  In addition, we capitalize certain debt issuance costs incurred in our long-term debt arrangements.

We amortize our intangible assets other than debt issuance costs on a straight-line basis over the assets’ useful lives (see Note 8).  We amortize debt issuance costs over the terms of the related debt on a method that approximates the effective interest method.

Impairment of Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are evaluated for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed for impairment annually or when events and circumstances warrant such a review.

We evaluate goodwill and indefinite-lived intangible assets for impairment annually or when events or circumstances occur indicating that the assets might be impaired.  We perform this annual evaluation as of January 1 of each year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

To perform this assessment, we consider qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit exceeds its carrying amount.  If we conclude that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we perform the following two-step goodwill impairment test:

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

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis.  The estimates and assumptions we used in the annual assessment for impairment of goodwill included market participant considerations and future forecasted operating results.  Changes in operating results and other assumptions could materially affect these estimates.  Based on the results of these evaluations, we did not record any goodwill impairments during the year ended March 31, 2012, the six months ended March 31, 2011, the six months ended September 30, 2010, or the year ended March 31, 2010.

Product Exchanges

Quantities of products receivable or returnable under exchange agreements are presented as product exchange assets or liabilities in the consolidated balance sheets.  We value product exchanges at period-end market value using a Level 2 measurement.

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

We have determined that we are obligated by contractual requirements to remove facilities or perform other remediation upon retirement of certain assets.  Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.  However, we do not believe the present value of such asset retirement obligations, under current laws and regulations, after taking into consideration the estimated lives of our facilities, is material to our financial position or results of operations.

Income Taxes

We qualify as a partnership for income taxes.  As such, we generally do not pay U.S. Federal income tax.  Rather, each owner reports their share of our income or loss on their individual tax returns.  The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information regarding each partner’s basis in the Partnership.

As a publicly-traded partnership, we are allowed to have non-qualifying income up to 10% of our gross income and not be subject to taxation as a corporation.  We have a taxable corporate subsidiary which holds certain assets and operations that represent “non-qualifying income” for a partnership.  As a result, our taxable subsidiary is subject to income taxes related to the taxable income generated by its operations.  During the year ended March 31, 2012, we have recorded an income tax provision of $601,000 for this entity.

NGL Supply was a taxable entity prior to its combination with us.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

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

Advance Payments Received from Customers

We record customer advances on product purchases as a liability on the consolidated balance sheets.

Noncontrolling interest

We own a 60% membership interest in, and consolidate, Atlantic Propane LLC, which is a subsidiary that was formed to conduct retail propane operations.  The noncontrolling interest shown on our consolidated balance sheet at March 31, 2012 reflects the 40% membership interest in Atlantic Propane LLC that is owned by an unrelated party.

The net loss attributable to noncontrolling interest shown in the consolidated statement of operations of NGL Supply for the six months ended September 30, 2010 and the year ended March 31, 2010 reflect the interests in Gateway that were owned by unrelated parties at the time.  We currently own 100% of Gateway.

Note 3 - Recent Accounting Standards

In September 2011, the FASB issued guidance on testing goodwill for impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test that would otherwise be required by GAAP.  Previous standards required an entity to test goodwill for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  Under the new guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  We adopted the new guidance during our fiscal year ended March 31, 2012.  We do not believe the adoption of the new guidance will have a material impact on our financial condition or results of operations.

Note 4 - Earnings per Limited Partner Unit or Common Share

Our earnings per limited partner unit or per share of common stock were computed as follows for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

	NGL Energy Partners LP		NGL Supply
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
	(U.S. Dollars in thousands, except share and per share amounts)
Basic Earnings per Common or Subordinated Unit or Common Share:
Net income (loss) or net income (loss) attributable to the parent equity	$7,876	$12,679	$(2,515)	$3,636
Less - income allocated to general partner for:
Its 0.1% interest	(8)	(13)
Less - preferred stock dividends			(17)	(132)
Net income (loss) attributable to limited partners or common shareholders	$7,868	$12,666	$(2,532)	$3,504
Net income allocated to:
Common unitholders	$4,859	$12,666
Subordinated unitholders	$3,009	$—

Weighted average common units or shares outstanding	15,169,983	10,933,568	19,711	19,603

Weighted average subordinated units outstanding	5,175,384	—

Earnings (loss) per share - Basic			$(128.46)	$178.75
Earnings per unit - Basic:
Common unitholders	$0.32	$1.16
Subordinated unitholders	$0.58	$—

Diluted Earnings per Common or Subordinated Unit or Common Share:
Net income (loss) for basic earnings per share allocated to:
Common shareholders			$(2,532)	$3,504
Common unitholders	$4,859	$12,666
Subordinated unitholders	$3,009	$—
Weighted average common units or shares outstanding for basic earnings per share	15,169,983	10,933,568	19,711	19,603
Assumed exercise of stock options, treasury stock method	—	—	—	237
Weighted average common units or shares outstanding for diluted earnings per share	15,169,983	10,933,568	19,711	19,840
Weighted average subordinated units outstanding for diluted earnings per unit	5,175,384	—

Earnings (loss) per share - Diluted			$(128.46)	$176.61
Earnings per unit - Diluted:
Common unitholders	$0.32	$1.16
Subordinated unitholders	$0.58	$—

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Note 5 - Acquisitions

Year Ended March 31, 2012

Osterman

On October 3, 2011, we completed a business combination with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family (collectively, “Osterman”) for retail propane operations in the northeastern United States in order to expand our retail propane operations.  We funded the combination with cash of $96 million and the issuance of 4 million common units.  The agreement contemplates a working capital payment post-closing for certain specified working capital items, currently estimated as a liability of approximately $4.0 million.  We have valued the 4 million limited partner common units at $81.8 million based on the closing price of our common units on the closing date ($20.47 per unit).  The cash payments were funded with advances under our acquisition facility.  We incurred and charged to general and administrative expense through March 31, 2012 approximately $772,000 of costs incurred in connection with the Osterman transaction.  We also incurred costs related to the equity issuance of approximately $127,000 which we charged to equity.

We have included the results of Osterman’s operations in our consolidated financial statements beginning October 3, 2011.  During the year ended March 31, 2012, Osterman’s operations resulted in revenues of approximately $65.0 million and a gross margin of approximately $23.7 million.

We have not completed the accounting for the business combination.  We are in the process of identifying, and obtaining an independent appraisal of, the fair value of the assets and liabilities acquired in the combination.  The estimates of fair value reflected as of March 31, 2012 are subject to change and changes could be material.  Revisions to these estimates will be recorded retrospectively.  We expect to complete this process prior to filing our Form 10-Q for the quarter ending September 30, 2012.  We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$5,584
Propane and other inventory	4,048
Other current assets	212
Property, plant and equipment:
Land	4,500
Tanks and other retail propane equipment (20 years)	55,000
Vehicles (5 years)	12,000
Buildings (30 years)	6,500
Other equipment (5 years)	1,520
Amortizable intangible assets:
Customer relationships (20 years)	62,479
Tradenames (indefinite life)	5,000
Goodwill	30,405
Assumed current liabilities	(5,431)
Consideration paid	$181,817

SemStream

On November 1, 2011, we completed a business combination with SemStream L.P. (“SemStream”).  We entered into this business combination in order to expand our midstream and wholesale supply and marketing operations.  SemStream contributed substantially all of its natural gas liquids business and assets to us in exchange for 8,932,031 of our limited partner common units and a cash payment of approximately $93 million, which we funded with $10 million from our acquisition facility and $83 million from our working capital facility.  We have valued the 8.9 million limited partner common units at approximately $184.8 million, based on the closing price of our common units on the closing date ($21.07) reduced by the expected present value of distributions for the units which are not eligible for full distributions until the quarter ending September 30, 2012 (see Note 12).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

The agreement also contemplated a working capital payment post-closing for certain specified working capital items, on which we received a reimbursement of $2.1 million.  In addition, in exchange for a cash contribution, SemStream acquired a 7.5% interest in our general partner.  We incurred and charged to general and administrative expense through March 31, 2012 approximately $736,000 of costs related to the SemStream transaction.  We also incurred costs of approximately $43,000 related to the equity issuance that we charged to equity.

The assets comprise 12 natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, 12 million gallons of above ground propane storage, 3.7 million barrels of underground leased storage for natural gas liquids and a rail fleet of approximately 350 leased and 12 owned cars and approximately $104 million of natural gas liquids inventory.

We have included the results of SemStream’s operations in our consolidated financial statements beginning November 1, 2011.  The operations of SemStream are reflected in our wholesale supply and marketing and midstream segments.  Subsequent to the combination with SemStream, we combined the marketing operations with our pre-existing marketing operations.  As a result, we are unable to determine the specific amount of revenues and operating income of the wholesale supply and marketing segment that resulted from the SemStream combination for the year ended March 31, 2012.  The midstream operations of SemStream generated revenues of $2.5 million and a gross margin of approximately $2.5 million during the year ended March 31, 2012.

We have completed the initial accounting for the SemStream combination.  The following table presents the fair values of the assets acquired and liabilities assumed in the SemStream combination (in thousands):

Propane and other natural gas liquids inventory	$104,226
Derivative financial instruments	3,578
Assets held for sale	3,000
Prepaids and other current assets	9,833
Property, plant and equipment:
Land	3,470
Tanks and terminals (20-30 years)	41,434
Vehicles and rail cars (5 years)	470
Other (5 years)	3,326
Investment in capital lease	3,112
Amortizable intangible assets:
Customer relationships (8-15 years)	31,950
Rail car leases (1-4 years)	1,008
Goodwill	74,924
Assumed current liabilities	(4,591)
Consideration paid	$275,740

We developed the estimated fair value of property, plant and equipment with the assistance of a valuation advisor, using estimates of replacement costs and functional depreciation.  We developed the estimated fair value of intangible assets with the assistance of a valuation advisor, using estimated future cash flows.  Goodwill was warranted because this acquisition enhanced our wholesale supply and marketing and midstream operations.  We do not believe the acquired intangible assets will have any significant residual value at the end of their useful lives.

Pacer Combination

On January 3, 2012, we completed a business combination agreement with seven companies associated with Pacer Propane Holding, L.P. (“Pacer”) in order to expand our retail propane operations.  The combination was funded with cash of $32.2 million (including a $4.4 million post-closing working capital settlement) and the issuance of 1.5 million common units.  We have valued the 1.5 million common units based on the closing price of our common units on the closing date.  We incurred and charged to general and administrative expense through March 31, 2012

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

approximately $710,000 of costs related to the Pacer transaction.  We also incurred costs of approximately $64,000 related to the equity issuance that we charged to equity.

The assets contributed by Pacer consist of retail propane operations in Colorado, Illinois, Mississippi, Oregon, Utah and Washington.  The contributed assets include 17 owned or leased customer service centers and satellite distribution locations.

We have included the results of Pacer’s operations in our consolidated financial statements beginning January 3, 2012.  The operations of Pacer are reflected in our retail propane segment.  The operations of Pacer contributed revenues of approximately $12.6 million and a gross margin of approximately $5.1 million to our consolidated results of operations for the year ended March 31, 2012.

Our total consideration paid in the Pacer combination consists of the following (in thousands):

Cash	$32,213
Common units	30,375
$62,588

We have not completed the accounting for the Pacer business combination.  We are in the process of identifying, and obtaining an independent appraisal of, the fair value of the assets and liabilities acquired in the combination.  We expect to complete this process prior to filing our Form 10-Q for the quarter ending December 31, 2012.  On a preliminary basis, we have estimated the fair values of the acquired assets and liabilities as follows (in thousands):

Accounts receivable	$4,389
Inventory	965
Other current assets	43
Property, plant and equipment:
Land	1,400
Tanks and other retail propane equipment (15 years)	11,200
Vehicles (5 years)	5,000
Buildings (30 years)	2,300
Other equipment (3-5 years)	200

Intangible assets:
Customer relationships (15 years)	21,980
Trade names (indefinite life)	1,000

Goodwill	18,460
Assumed liabilities	(4,349)
$62,588

North American Combination

On February 3, 2012, we completed a business combination agreement with North American Propane, Inc. and its affiliated companies (“North American”), in order to expand our retail propane operations.  The combination was funded with cash of $69.8 million.  The agreement also contemplates a working capital payment post-closing for certain specified working capital items.  We incurred and charged to general and administrative expense through March 31, 2012 approximately $1.6 million of costs related to the North American acquisition.

The assets acquired from North American include retail propane and distillate operations and wholesale supply and marketing operations in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, and Rhode Island.

We have included the results of North American’s operations in our consolidated financial statements beginning on February 3, 2012.  The operations of North American contributed revenues of approximately $19.0 million and a gross margin of approximately $5.6 million to our consolidated results of operations for the year ended March 31, 2012.

We have not completed the accounting for the North American acquisition.  We are in the process of identifying, and obtaining an independent appraisal of, the fair value of the assets and liabilities acquired in the combination.  We expect to complete this process prior to the filing of our Form 10-Q for the quarter ending December 31, 2012.  On a preliminary basis, we have estimated the fair values of the acquired assets and liabilities as follows (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Accounts receivable	$10,338
Inventory	3,437
Other current assets	282
Property, plant and equipment:
Land	2,600
Tanks and other equipment (15 years)	27,100
Vehicles (5 years)	9,000
Buildings (30 years)	2,200
Office and other equipment (3-5 years)	500
Customer relationships (15 years)	9,800
Tradenames (indefinite life)	1,000
Goodwill	14,702
Assumed liabilities	(11,129)
Consideration paid	$69,830

Pro Forma Results of Operations (Unaudited)

The operations of Osterman, SemStream, Pacer, and North American have been included in our statements of operations since the closing dates.  The following unaudited pro forma consolidated results of operations for the years ended March 31, 2012 and 2011 are presented as if the combinations of Osterman, SemStream, Pacer, North American, and Hicksgas (discussed below) had been made, and our initial public offering, unit split and unit conversion (see Note 12) had been completed, on April 1, 2010 (in thousands, except per unit data).

	Years Ended March 31,
	2012	2011

Revenues	$1,816,573	$1,858,311
Net income (loss)	(13,125)	12,580
Limited partners’ interest in net income (loss)	(13,100)	12,567
Basic and diluted earnings (loss) per Common Unit	(0.45)	0.43
Basic and diluted earnings (loss) per Subordinated Unit	(0.45)	0.43

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of intangible assets, interest expense on borrowings to finance the acquisitions, use of the proceeds from our initial public offering to pay debt issued to finance the Hicksgas acquisition and certain other adjustments.  The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the period presented or the future results of the combined operations.

The earnings per unit are computed as if the outstanding units as of March 31, 2012 had been outstanding for the period since April 1, 2010, and as if distributions were paid on all outstanding units.  For purposes of computing pro forma basic and diluted net income per common and subordinated unit, we have assumed that (a) the minimum quarterly distributions would have been paid to all unitholders for all outstanding units for each quarter during the periods presented, (b) there would be no incentive distributions to the general partner and (c) no restrictions on distributions apply during the periods presented.  Any earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests.

The unaudited pro forma net income for the year ended March 31, 2011 shown above includes a $1.2 million gain related to SemStream on the settlement of a dispute related to the cancellation of a contract by a counterparty during 2008, and a gain of $1.2 million related to the settlement of a dispute related to certain transportation fees charged to SemStream by an unaffiliated party during the years 2005-2009.  The unaudited pro forma net loss for the year ended March 31, 2012 includes the receipt by SemStream of approximately $2 million of proceeds from a class-action litigation settlement.  This non-recurring income is not excluded from pro

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

forma net income (loss), as it does not result directly from the SemStream combination.  We do not expect to realize similar income in the future.

Other Acquisitions

During the year ended March 31, 2012, we closed three additional acquisitions for cash payments of approximately $6.3 million on a combined basis.  These operations have been included in our results of operations since the acquisition date, and have not been significant.  The pro forma impact of these acquisitions is not significant.

Six Months Ended March 31, 2011

As discussed in Note 1, we purchased the retail propane operations of Hicksgas LLC and Gifford in October 2010 as part of our formation transactions.  The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values, in the acquisition of the retail propane businesses of Hicksgas LLC and Gifford described above:

		Estimated
	Final	Allocation as of
	Allocation	March 31, 2011	Change
Accounts receivable	$5,669	$6,156	$(487)
Inventory	6,182	6,229	(47)
Prepaid expenses and other current assets	2,600	2,604	(4)
	14,451	14,989	(538)
Property, plant, and equipment:
Land	2,666	—	2,666
Tanks and other retail propane equipment (15 year life)	23,016	22,213	803
Vehicles (5 year life)	6,599	6,173	426
Buildings (30 year life)	7,053	6,241	812
Office equipment (5 year life)	523	1,264	(741)
Amortizable intangible assets:
Customer relationships (15 year life)	2,170	3,278	(1,108)
Non-compete agreements (5 year life)	550	868	(318)
Tradenames (indefinite-life intangible asset)	830	—	830
Goodwill (Retail propane segment)	3,716	7,756	(4,040)
Total assets acquired	61,574	62,782	(1,208)

Accounts payable	1,837	2,777	(940)
Customer advances and deposits	12,089	12,063	26
Accrued and other current liabilities	2,152	2,203	(51)
	16,078	17,043	(965)

Long-term debt	5,768	5,768	—
Other long-term liabilities	274	517	(243)
Total liabilities assumed	22,120	23,328	(1,208)

Net assets acquired	$39,454	$39,454	$—

Goodwill was warranted because these acquisitions enhanced our retail propane operations.  We expect all of the goodwill acquired to be tax deductible.  We do not believe that the acquired intangible assets will have any significant residual value at the end of their useful life.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

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

Revenues	$53,294
Net income	6,261
Limited partners earnings per common unit	0.57

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

Certain of NGL Supply’s prior year acquisitions include contingent consideration that may be payable at a future date, dependent upon certain facts and circumstances as described in the acquisition-related agreements.  During the year ended March 31, 2010, we accrued approximately $478,000 of contingent consideration related to NGL Supply’s prior year acquisitions, which was recorded as an increase to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by NGL Supply during the year ended March 31, 2010 (in thousands):

Current assets	$494
Property, plant and equipment	2,100
Non-compete agreements	450
Total assets acquired	3,044
Total liabilities assumed	286
Net assets acquired	$2,758

Note 6 - Property, Plant and Equipment

Property, plant and equipment consists of the following at March 31, 2012 and 2011:

Description and Useful Life	2012	2011
	(in thousands)
Terminal assets (30 years)	$60,980	$18,933
Retail propane equipment (5-20 years)	128,529	30,360
Vehicles (5-7 years)	35,764	7,666
Information technology equipment (3 years)	1,973	678
Buildings (30 years)	19,027	7,053
Land	14,767	2,666
Other (3-7 years)	7,206	1,535
	268,246	68,891
Less: Accumulated depreciation	(12,843)	(2,871)
Net property, plant and equipment	$255,403	$66,020

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Depreciation expense was as follows for the periods indicated:

NGL Energy Partners LP		NGL Supply
Year	Six Months	Six Months	Year
Ended	Ended	Ended	Ended
March 31,	March 31,	September 30,	March 31,
2012	2011	2010	2010
(in thousands)
$10,573	$2,848	$998	$2,157

Note 7 - Goodwill

Changes to recorded goodwill were as follows for the periods indicated:

	NGL Energy Partners LP		NGL Supply
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
	(in thousands)
Beginning of period, as retrospectively adjusted (Note 5)	$8,568	$4,580	$4,457	$3,755
Goodwill from acquisitions, including additional consideration paid for previous acquisitions	140,217	3,988	123	805
Income tax benefit applied to reduce goodwill of wholesale, supply and marketing segment	—	—	—	(103)
End of period, as retrospectively adjusted (Note 5)	$148,785	$8,568	$4,580	$4,457

Goodwill by segment at end of period:
Retail propane	$71,827	$6,534	$2,546	$2,423
Wholesale supply and marketing	58,128	2,034	2,034	2,034
Midstream	18,830	—	—	—

Note 8 - Intangible Assets

Intangible assets consist of the following:

		March 31, 2012		March 31, 2011
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
		(in thousands)
Supply and storage agreements	8 years	$2,810	$1,545	$1,802	$400
Customer relationships	7-20 years	131,670	3,868	4,203	354
Debt issuance costs	4 years	7,310	1,842	4,928	565
Non-compete agreements	2-6 years	2,113	919	1,550	239
Trade names	Indefinite	7,830	—	830	—
Total		$151,733	$8,174	$13,313	$1,558

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Amortization expense was as follows for the indicated periods:

	NGL Energy Partners LP		NGL Supply
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	March 31,	March 31,	September 30,	March 31,
Recorded in	2012	2011	2010	2010
	(in thousands)
Depreciation and amortization	$4,538	$593	$391	$795
Interest expense	1,277	565	36	87
Cost of sales - wholesale supply and marketing	800	400	400	800
	$6,615	$1,558	$827	$1,682

Future amortization expense of our intangible assets is estimated to be as follows:

Year Ending March 31,	In Thousands
2013	$11,665
2014	10,454
2015	10,344
2016	9,848
2017	8,624
Thereafter	84,794
$135,729

Note 9 - Long-Term Obligations

We have the following long-term debt:

	March 31,
	2012	2011
	(in thousands)
Revolving credit facility -
Acquisition loans	$186,000	$65,000
Working capital loans	28,000	—
Other notes payable, non-interest bearing	4,661	1,371
	218,661	66,371
Less current maturities	19,484	830
Long-term debt	$199,177	$65,541

Revolving Credit Facility

We and our subsidiaries have a $350 million revolving credit facility (the “Credit Agreement”) with a group of banks, consisting of a $100 million working capital facility and a $250 million acquisition facility.  Borrowings under the working capital facility are subject to a defined borrowing base.  In addition, up to three times per year, we can elect to reallocate the lesser of up to $75.0 million or the unused portion of our acquisition facility at the request date to our working capital facility.  Substantially all of our assets are pledged as collateral under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at designated interest rates depending on the computed “leverage ratio,” which is the ratio of total indebtedness (as defined) at any determination date to consolidated EBITDA for the period of the four fiscal quarters most recently ended.  Interest is payable quarterly.  Interest rates vary at LIBOR plus 3.00% to 3.75% for any LIBOR

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

borrowings, or the bank’s prime rate plus 2.00% to 2.75% for any base rate borrowings, depending on the leverage ratio.  We are also required to pay a 0.375% commitment fee on all undrawn commitments when our leverage ratio is less than or equal to 3.0 to 1.0, otherwise the commitment fee is 0.50%.

At March 31, 2012, $26.0 million of our borrowings on the working capital facility bore interest at a rate of 3.25% (under the LIBOR option) and $2.0 million of our borrowings on the working capital facility bore interest at a rate of 5.25% (under the base rate option).  At March 31, 2012, $97.5 million of our borrowings on the acquisition facility bore interest at a rate of 3.50% and $88.5 million of our borrowings bore interest at a rate of 3.25% (both under the LIBOR option).

The Credit Agreement specifies that our “leverage ratio”, as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end.  At March 31, 2012, our leverage ratio was less than 3.0 to 1.  The Credit Agreement also specifies that our “interest coverage ratio”, as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter.  At March 31, 2012, our interest coverage ratio was greater than 8.0 to 1.

During the year ended March 31, 2012, we had a maximum borrowing under our working capital facility of approximately $151.5 million, and an average borrowing of $49.2 million.  The weighted average interest rate on our working capital borrowings during the year ended March 31, 2012 was 4.98%.

During the year ended March 31, 2012, we had a maximum borrowing under our acquisition facility of $197.0 million, and an average borrowing of $76.7 million.  The weighted-average interest rate on our acquisition facility borrowings during the year ended March 31, 2012 was 4.16%.

As amended on April 20, 2012, the Credit Agreement has a final maturity on October 1, 2016.  Once a year, we must prepay the outstanding working capital revolving loans and collateralize outstanding letters of credit in order to reduce the total working capital borrowings to less than $10.0 million for 30 consecutive days.  During the year ended March 31, 2012, we borrowed approximately $121.0 million against our acquisition facility and approximately $28.0 million against our working capital facility, net of repayments, primarily to fund our business combinations.  We had $13.5 million of letters of credit outstanding at March 31, 2012.

The Credit Agreement includes customary events of default.  At March 31, 2012, we were in compliance with all debt covenants to the Credit Agreement.  The Credit Agreement also contains various covenants limiting our ability to (subject to certain exceptions), among other things:

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Other Notes Payable

We have executed various non-interest bearing notes payable related to acquisitions as discussed in Note 5.  These notes payable are due to the previous owners of the acquired entities, mature through fiscal 2014, and are related to non-compete agreements and acquired customer lists.  The future maturities of these notes payable are as follows as of March 31, 2012 (amounts in thousands):

Year Ending March 31,
2013	$1,484
2014	1,016
2015	747
2016	733
2017	681
$4,661

Note 10 - Income Taxes

NGL Energy Partners, LP

We qualify as a partnership for income taxes.  As such, we generally do not pay any U.S. Federal income tax.  Rather, each owner reports their share of our income or loss on their individual tax returns.  The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined, as we do not have access to information regarding each partner’s basis in the Partnership.

As a publicly-traded partnership, we are allowed to have non-qualifying income up to 10% of our gross income and not be subject to taxation as a corporation.  We have a taxable corporate subsidiary, which was formed in May 2011, which holds certain assets and operations that represent “non-qualifying income” for a partnership.  As a result, our taxable subsidiary is subject to income taxes related to the taxable income generated by its operations.  Our income tax provision of $601,000 for the year ended March 31, 2012 relates primarily to this taxable subsidiary.

NGL Supply

The geographic components of NGL Supply’s income (loss) before provision for income taxes are as follows for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

	Six Months	Year
	Ended	Ended
	September 30,	March 31,
	2010	2010
	(in thousands)
United States	$(3,852)	$6,128
Canada	(125)	(20)
	$(3,977)	$6,108

The following summarizes the income tax provisions of NGL Supply for the periods indicated:

	Six Months	Year
	Ended	Ended
	September 30,	March 31,
	2010	2010
	(in thousands)
Current provision
Federal	$—	$89
State	—	199
Deferred provision
Federal	(1,417)	1,867
State	—	220
	(1,417)	2,375
Deferred provision applied to reduce goodwill	—	103
Total income tax provision	$(1,417)	$2,478

The effective tax rate of NGL Supply differs from the statutory rate due to the following for the periods indicated:

	Six Months	Year
	Ended	Ended
	September 30,	March 31,
	2010	2010
Statutory tax rate	35.00%	35.00%
State income taxes, net of Federal benefit	—	5.84
Valuation allowance on Gateway	—	0.12
Other	0.60	(0.39)
Effective tax rate	35.60%	40.57%

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements.  To recognize a tax position, we determine whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.  The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  We had no uncertain tax positions that required recognition in the consolidated financial statements at March 31, 2012, 2011 or 2010.  Any interest or penalties would be recognized as a component of income tax expense.  No income tax returns are currently under examination by any tax authorities.  We consider NGL Supply’s open tax years to be 2008 through 2010.  However, we are not responsible for any tax obligation related to such open tax years.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Note 11 - Commitments and Contingencies

Litigation

We are included in claims and legal actions arising in the ordinary course of business.  We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial statements.

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

Obligations Under Propane Asset Purchase and Sale Agreement

In connection with its purchase of certain propane assets from ConocoPhillips, NGL Supply executed the following agreements in November 2002:

Propane Business Operating & Maintenance Agreement.  The Propane Business Operating & Maintenance Agreement specifies that ConocoPhillips will continue to operate the propane assets for us and provides for the payment for such services as well as the payment for the utilization of certain common facilities, as defined.  The agreement expires on November 7, 2017.  We have the ability to terminate the agreement with written notice by August 1 of the calendar year preceding the year we would terminate the agreement.

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

Year ended March 31, 2012	$425
Six months ended March 31, 2011	227
Six months ended September 30, 2010	175
Year ended March 31, 2010	373

The total minimum monthly fee as of March 31, 2012 is approximately $30,000.  During the remaining term of the agreement, the estimated minimum annual commitments for the Propane Business Operating & Maintenance Agreement are as follows (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Year Ending March 31,
2013	$364
2014	370
2015	376
2016	382
2017	390
2018	261

Propane Supply Agreement.  This agreement was executed effective November 7, 2002, in order to provide us with a constant supply of propane for our business.  The agreement expires on November 7, 2017.

The agreement specifies that we can purchase a specified volume of propane per week from ConocoPhillips.  The price we will pay is an average of the published daily propane spot price at Conway, Kansas plus a location differential equal to published pipeline tariffs.  The charge for such propane purchases is included in cost of sales of our wholesale supply and marketing segment on our consolidated statements of operations.

Storage Space Lease.  Effective November 7, 2002, we also executed a propane storage space lease with ConocoPhillips for storage at its Borger, Texas storage facility for a level of up to 850,000 barrels of propane at any one time.  The agreement expired on March 31, 2012, We recently renewed the agreement for up to 750,000 barrels of storage.

The agreement required a specified minimum storage payment that varied by year, plus additional charges to the extent we had more than the designated 850,000 barrels in storage at any time.  The total lease charge recorded in cost of sales of our wholesale supply and marketing segment on our consolidated statements of operations was as follows for the indicated periods (in thousands):

Year ended March 31, 2012	$434
Six months ended March 31, 2011	286
Six months ended September 30, 2010	217
Year ended March 31, 2010	503

During the year ended March 31, 2012, the monthly storage charge was approximately $36,000.  We estimate that the monthly storage charge will be approximately $189,000 for the year ending March 31, 2013.

Other Operating Leases

We have executed various noncancelable operating lease agreements for office space, trucks, real estate, equipment, and bulk propane storage tanks.  Future minimum lease payments at March 31, 2012, are as follows for the next five years, including expected renewals (in thousands):

Year Ending March 31,
2013	$20,087
2014	17,306
2015	14,581
2016	14,528
2017	14,503

Rental expense relating to operating leases was as follows for the periods indicated (in thousands):

Year ended March 31, 2012	$4,343
Six months ended March 31, 2011	325
Six months ended September 30, 2010	284
Year ended March 31, 2010	566

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Sales and Purchase Contracts

We have entered into sales and purchase contracts for propane and other natural gas liquids to be delivered in future periods.  These contracts require that the parties physically settle the transactions with natural gas liquid inventory.  At March 31, 2012, we had outstanding sales contracts of approximately $141 million and outstanding purchase contracts of approximately $244 million.  These contracts have terms that expire at various dates through 2014.

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

Unit Split and Conversion of Common Units to Subordinated Units

On May 11, 2011, we effected a 3.7219 to one split of our common units.  All unit and per-unit information herein has been adjusted to reflect after-split information.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Upon the completion of our IPO, our limited partner equity consisted of 8,864,222 common units and 5,919,346 subordinated units.

Common units issued in business combinations

As described in Note 5, we issued common units as partial consideration for several acquisitions.  These are summarized below:

Common units outstanding upon completion of initial public offering	8,864,222
Common units issued for Osterman acquisition	4,000,000
Common units issued for SemStream acquisition	8,932,031
Common units issued for Pacer acquisition	1,500,000
Common units outstanding at March 31, 2012	23,296,253

SemStream waived ordinary course cash distributions on a total of 3,932,031 of these units prior to August 30, 2012 and 5,000,000 of the units were eligible only for two thirds of the distribution declared for the quarter ended December 31, 2011.

In connection with the completion of these transactions, we amended our current Registration Rights Agreement.  The Registration Rights Agreement, as amended, provides for certain registration rights for certain holders of our common units.

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

The general partner will also receive, in addition to distributions on its 0.1% general partner interest, additional distributions based on the level of distributions paid to the limited partners.  These distributions are referred to as “incentive distributions.”  Our minimum quarterly distribution is $0.3375 per unit ($1.35 per unit on an annual basis).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

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

There were no distributions during the six months ended March 31, 2011.  Subsequent to March 31, 2011 and prior to our initial public offering, a distribution of $3.85 million ($0.35 per common unit) was declared for the unitholders as of March 31, 2011.  The distribution was paid on May 5, 2011.

The following table summarizes the distributions declared subsequent to our initial public offering:

				Amount Paid	Amount Paid
				To	To
			Amount	Limited Partners	General Partner
Date Declared	Record Date	Date Paid	Per Unit	(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	$0.3375	$4,990	$5
January 24, 2012	February 3, 2012	February 14, 2012	$0.3500	$7,735	$10
April 18, 2012	April 30, 2012	May 15, 2012	$0.3625	$9,165	$11

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

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

During June 2012, the board of directors of our general partner granted 761,000 restricted units. The awards are scheduled to vest in tranches, with the first tranche vesting in January 2013 and the last tranche vesting in July 2016.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

The following table summarizes the reported value of our assets and liabilities which are carried at fair value as of the dates indicated based on inputs used to derive the fair values (see Note 2):

		NGL Energy Partners LP
		Fair Value Measurements		Fair Value Measurements
		March 31, 2012		March 31, 2011
Description	Recorded As	Level 1	Level 2	Level 1	Level 2
		(in thousands)		(in thousands)
Assets:
Commodity derivatives	Prepaid expenses	$—	$—	$—	$783
Product exchanges	Product exchanges	—	131	—	427
Liabilities:
Product exchanges	Product exchanges	—	4,764	—	1,045
Interest rate derivatives	Accrued liabilities	—	157	—	293
Commodity derivatives	Accrued liabilities	—	36	—	—

As of March 31, 2012, a change of 10% in the propane price would result in a change in fair value of $3.0 million for our commodity derivatives.  We do not account for our commodity derivatives as hedges.

Derivative Financial Instruments

We engage in derivative financial and other risk management transactions, including various types of forward contracts, options, swaps and future contracts, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions, and to help ensure the availability of propane during periods of short supply.  We attempt to balance our contractual portfolio by purchasing volumes when we have a matching purchase commitment from our wholesale and retail customers.  We may experience net unbalanced positions from time to time which we believe to be immaterial in amount.  Although we use derivative commodity instruments to reduce the market price risk associated with forecasted transactions, we have not accounted for such derivative commodity instruments as hedges.  We do not use such derivative commodity instruments for speculative or trading purposes.

The following table sets forth our open commodity derivative contract positions at March 31, 2012 and March 31, 2011, all of which are propane swaps:

		Total Notional Units
	Period	(Barrels)	Fair Value
		(in thousands)
As of March 31, 2012	April 2012 - March 2013	3,702	$(36)
As of March 31, 2011	November 2010 - December 2011	794	$783

At March 31, 2012, the propane swaps include 77 instruments that have a combined unfavorable fair value of $6.5 million (liability) and 97 instruments that have a combined favorable fair value of $6.4 million (asset).  We have reported these amounts on a net basis on the consolidated balance sheet, as all of these instruments are settled through Intercontinental Exchange or the New York Mercantile Exchange.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

We recorded the following net gains (losses) from our commodity and interest rate derivatives during the periods indicated:

	NGL Energy Partners LP		NGL Supply
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
	(in thousands)
Commodity contracts -
Unrealized gain (loss)	$(4,384)	$1,357	$(200)	$563
Realized gain	10,351	111	426	690
Interest rate swaps	(291)	224	—	—
Total	$5,676	$1,692	$226	$1,253

The commodity contract gains and losses are included in cost of sales of our wholesale supply and marketing segment in the consolidated statements of operations.  The gain or loss on the interest rate swaps is recorded in interest expense.

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

Interest Rate Risk

The following tables provide information as to our interest rate risk on our long-term debt as of March 31, 2012:

	Scheduled Maturity in Year Ending March 31,						Estimated
	2013	2014	2015	2016	2017	Total	Fair Value
	(in thousands)
Variable Rate Debt	$28,000	$—	$186,000	$—	$—	$214,000	$214,000
Average Interest Rate	3.393%		3.381%

As of March 31, 2012, a 0.125% change in the average interest rate would result in a change of annual interest expense of approximately $268,000.

Note 14 - Employee Benefit Plan

We sponsor a 401(k) defined contribution plan for the benefit of our employees.  The plan allows eligible employees to contribute a portion of their income to such plan subject to limitations established by law.  We may make discretionary contributions to the plan to be allocated to plan participants.  For the year ended March 31, 2012, the six months ended March 31, 2011 and

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

September 30, 2010, and for the year ended March 31, 2010, we made contributions to the plan totaling $509,000, $247,000 and $137,000, and $227,000, respectively.

Note 15 - Segment Information

Our operations consist of three reportable segments:  retail propane; wholesale supply and marketing; and midstream.  Retail propane includes propane and distillate sales to end users, the sale of propane-related parts and fittings, tank rentals and service work for propane-related equipment.  Our wholesale supply and marketing operations include the distribution of natural gas liquids and marketing services to other users, retailers and resellers of natural gas liquids and storage of natural gas liquids for third parties.  Our midstream segment consists of our terminal operations, the unloading, storage and loading of natural gas liquids for third parties at our terminal facilities and the maintenance of rail cars for use in transporting product.  All of our operations are located in the United States except for the terminal operations of Gateway in Canada.  Intersegment sales, which are priced at rates agreed to by the segments, are eliminated against cost of sales in consolidation.

Our identifiable assets associated with each reportable segment include, among others, accounts receivable, inventories, product exchanges, property, plant and equipment, goodwill and intangible assets.  Expenditures for property, plant and equipment are presented for each segment.

We evaluate the performance of our operating segments based on gross margin and operating income, as indicated in the following tables, and on the basis of EBITDA.  Revenues, gross margin, operating income, identifiable assets, long-lived assets and expenditures for property, plant and equipment for each of our reportable segments are presented below:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

	NGL Energy Partners LP		NGL Supply
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	March 31,	March 31,	September 30,	March 31,
	2012	2011	2010	2010
	(in thousands)
Revenues:
Retail propane -
Propane sales	$175,417	$67,175	$6,128	$25,076
Distillate sales	6,547	—	—	—
Propane service and tank rental revenues	9,276	2,981	484	1,269
Propane-related parts and fittings sales	8,094	2,657	256	622
Wholesale supply and marketing -
Wholesale supply sales
Propane	916,243	477,774	243,908	649,633
Other NGLs	229,232	90,746	71,456	77,375
Affiliates	29,173	—	—	—
Storage revenues and other	2,153	1,183	959	2,368
Midstream -
Terminal fees	6,004	2,637	1,046	4,103
Other	1,868	—	—	—
Eliminations of intersegment wholesale supply sales	(73,534)	(22,921)	(7,294)	(24,940)
Total revenues	$1,310,473	$622,232	$316,943	$735,506

Gross Margin:
Retail propane -
Propane sales	$57,695	$22,431	$1,638	$9,930
Distillate sales	819	—	—	—
Propane services and tank rentals	9,276	2,981	484	1,269
Propane-related parts and fittings sales	1,402	416	(3)	165
Wholesale supply and marketing -
Wholesale supply sales	16,009	9,844	2,105	9,923
Storage revenues and other	2,153	1,183	959	2,368
Midstream	6,096	2,345	852	3,636
Total gross margin	$93,450	$39,200	$6,035	$27,291

Depreciation and Amortization:
Retail propane	$11,450	$2,887	$870	$1,726
Wholesale supply and marketing	1,500	131	98	220
Midstream	2,161	423	421	835
Total depreciation and amortization	$15,111	$3,441	$1,389	$2,781

Operating Income (Loss):
Retail propane	$9,616	$7,362	$(2,569)	$1,391
Wholesale supply and marketing	8,089	7,949	567	6,912
Midstream	1,646	1,641	298	2,695
Corporate general and administrative expenses not allocated to segments	(4,321)	(2,115)	(2,091)	(4,337)
Total operating income	$15,030	$14,837	$(3,795)	$6,661

Other items not allocated by segment:
Interest income	765	221	66	120
Interest expense	(7,620)	(2,482)	(372)	(668)
Other income (expense), net	290	103	124	(5)
Income tax (provision) benefit	(601)	—	1,417	(2,478)
Net income	$7,864	$12,679	$(2,560)	$3,630

Geographic Information for our Midstream Segment
Revenues:
United States	$7,647	$2,463	$975	$3,860
Canada	225	174	71	243
Gross margin:
United States	5,871	2,171	782	3,393
Canada	225	174	70	243
Operating income (loss):
United States	1,863	1,649	423	2,670
Canada	(217)	(8)	(125)	25

Additions to property, plant and equipment, including acquisitions (accrual basis):
Retail propane	$150,181	$41,152	$386	$2,588
Wholesale supply and marketing	3,340	290	15	102
Midstream	46,936	—	—	—
Total	$200,457	$41,442	$401	$2,690

	March 31,	March 31,
	2012	2011
	(in thousands)
Year-End Information:
Total assets:
Retail propane	$417,257	$78,566
Wholesale supply and marketing	225,396	57,507
Midstream	99,777	19,279
Corporate	6,707	8,481
Total	$749,137	$163,833

Long-lived assets, net of depreciation and amortization, including goodwill and intangibles:
Retail propane	$365,860	$58,997
Wholesale supply and marketing	82,959	4,537
Midstream	93,460	18,446
Corporate	5,468	4,363
Total	$547,747	$86,343

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

Note 16 — Transactions with Affiliates

We purchase and sell natural gas liquids to SemGroup at either index-based or negotiated prices. During the year ended March 31, 2012, sales to SemGroup totaled approximately $29.2 million and product purchases from SemGroup totaled approximately $23.8 million. In addition, we paid $0.7 million to SemGroup during the year ended March 31, 2012 for certain transition services related to our acquisition of the operations of SemStream.

Receivables from affiliates at March 31, 2012 consist of the following (in thousands):

Receivables from sales of product to SemGroup	$1,878
Other	404
$2,282

Payables to related parties at March 31, 2012 consist of the following (in thousands):

Estimated working capital settlement on Osterman combination	$3,937
Purchase of natural gas liquids from SemGroup	4,699
$8,636

Note 17 — Subsequent Events

During April and May 2012, we entered into three separate business combination agreements to acquire retail propane operations in Georgia, Kansas, Maine, and New Hampshire. On a combined basis, we paid cash of $55.2 million and issued 750,000 common units in exchange for the receipt of these assets. We expect to pay additional cash and issue additional common units once certain calculations of acquired working capital have been completed for two of the business combinations. In addition, a combined amount of approximately $1.9 million will be payable either as deferred payments on the purchase price or under non-compete agreements.

On May 18, 2012, we entered into a merger agreement with High Sierra Energy, LP, or High Sierra, and our general partner entered into a merger agreement with High Sierra Energy GP, LLC, the general partner of High Sierra.  We and our general partner will pay aggregate merger consideration of $693 million less High Sierra’s net indebtedness and unpaid transaction expenses.  High Sierra unitholders will be entitled to receive 82% of the aggregate merger consideration consisting of our common units, based on a value of $21.50 per common unit, and $100 million in cash.  The members of the general partner of High Sierra will be entitled to receive 18% of the aggregate merger consideration consisting of membership interests in our general partner, and $50 million in cash. We expect to the close the mergers in June 2012, subject to the satisfaction or waiver of certain conditions to closing, including that we have obtained financing to complete the mergers on terms reasonably acceptable to us and customary regulatory approvals.

Note 18 — Quarterly Financial Data (Unaudited)

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

Our retail propane segment’s business is seasonal due to weather conditions in our service areas.  Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year.  Our wholesale supply and marketing sales and operating revenues from our midstream operations are less weather sensitive.  Additionally, the acquisitions during fiscal years 2012 and 2011 impact the comparability of the quarterly information within the year, and year to year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2012 and 2011, and for the Year Ended March 31, 2012, the

Six Months Ended March 31, 2011 and September 30, 2010, and the

Year Ended March 31, 2010

	Year Ended March 31, 2012
	NGL Energy Partners LP
	Quarter Ended				Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2011	2011	2011	2012	2012
	(dollars in thousands, except unit, per unit, share, and per share data)
Total revenues	$190,845	$210,041	$470,649	$438,938	$1,310,473

Gross margin	4,872	8,587	30,859	49,132	93,450

Net income (loss)	(6,773)	(5,395)	6,090	13,942	7,864

Net income (loss) to parent equity	(6,773)	(5,395)	6,090	13,954	7,876

Earnings (loss) per unit, basic and diluted -
Common	$(0.53)	$(0.36)	$0.24	$0.47	$0.32
Subordinated	$(0.53)	$(0.36)	$0.28	$0.53	$0.58

Weighted average common units outstanding - basic and diluted	9,883,342	8,864,222	18,699,590	23,263,286	15,169,983
Weighted average subordinated outstanding units - basic and diluted	2,927,149	5,199,346	5,919,346	5,919,346	5,175,384

	NGL Supply			NGL Energy Partners LP
			Six Months			Six Months
	Quarter Ended		Ended	Quarter Ended		Ended
	June 30,	September 30,	September 30,	December 31,	March 31,	March 31,
	2010	2010	2010	2010	2011	2011
	(dollars in thousands, except unit, per unit, share, and per share data)
Net revenues	$160,292	$156,651	$316,943	$311,137	$311,095	$622,232

Gross margin	2,077	3,958	6,035	19,664	19,536	39,200

Net income (loss)	(1,443)	(1,117)	(2,560)	6,056	6,623	12,679

Net income (loss) to limited partners or parent equity	(1,414)	(1,101)	(2,515)	6,050	6,616	12,666

Earnings (loss) per common share, basic and diluted	$(72.60)	$(55.86)	$(128.46)

Earnings per common unit, basic and diluted				$0.55	$0.61	$1.16

Weighted average common shares outstanding- basic and diluted	19,711	19,711	19,711

Weighted average common units outstanding - basic and diluted				10,933,568	10,933,568	10,933,568

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	—

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

2.2	—

Contribution and Sale Agreement, dated August 12, 2011, by and among the Partnership and the Sellers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.  001-35172) filed on October 7, 2011)

2.3	—

Contribution and Sale Agreement dated August 31, 2011, by and among the Partnership, SemStream and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.  001-35172) filed on November 4, 2011)

2.4	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Liberty Propane, L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.5	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Enviro Propane, L.L.C. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.6	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Pittman Propane, L.L.C. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.7	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Portland Propane, L.L.C. (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.8	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer Propane (Washington), L.L.C. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.9	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Salida Propane, L.L.C. (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.10	—

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 2.7 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

2.11	—

Asset Purchase Agreement, dated as of January 16, 2012, by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No.  001-35172) filed on February 10, 2012)

2.12	—

Waiver and First Amendment to Asset Purchase Agreement dated as of January 31, 2012 by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A (File No. 001-35172) filed on April 20, 2012)

2.13	—

Waiver and Second Amendment to Asset Purchase Agreement dated as of February 3, 2012 by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K/A (File No. 001-35172) filed on April 20, 2012)

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

Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

3.4	—

First Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on October 26, 2011)

3.5	—

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

Exhibit Number		Description
3.6	—

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 26, 2012)

3.7	—	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)
3.8	—

Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.9	—

Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on November 4, 2011)

3.10	—

Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

4.1	—

First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No.  001-35172) filed on October 7, 2011)

4.2	—

Amendment No.  1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and between NGL Energy Holdings LLC and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No.  001-35172) filed on November 4, 2011)

4.3	—

Amendment No.  2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No.  001-35172) filed on January 9, 2012)

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

Exhibit Number		Description
10.6	—

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

Fifth Amendment to Credit Agreement dated May 24, 2011 by and among the Partnership, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party threreto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 31, 2011)

10.9	—

Sixth Amendment to Credit Agreement dated August 22, 2011 by and among NGL Energy Partners LP, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No.  001-35172) for the quarter ended September 30, 2011)

10.10*	—	Seventh Amendment to Credit Agreement by and among the Partnership, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party thereto
10.11*	—

Eighth Amendment and Waiver to Credit Agreement dated March 16, 2012 by and among the Partnership, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party threreto

10.12*	—

Ninth Amendment and Waiver to Credit Agreement dated April 19, 2012 by and among the Partnership, Silverthorne Operating LLC and certain of its subsidiaries, Wells Fargo Bank, National Association, and the lenders party threreto

10.13	—

Agreement Relating to Redemption of Common Units in Connection with the Underwriters’ Option to Purchase Additional Common Units with Respect to the Initial Public Offering of NGL Energy Partners LP by and among NGL Energy Partners LP, NGL Energy Holdings LLC, and each of Atkinson Investors, LLC, Infrastructure Capital Management, LLC, Hicks Oils & Hicksgas, Incorporated, Krim2010, LLC, NGL Holdings, Inc., Stanley A. Bugh, David R. Eastin, Robert R. Foster, Craig S. Jones, Mark McGinty, Brian K. Pauling, Stanley D. Perry, Daniel Post, Sharra Straight and Stephen D. Tuttle, effective as of May 9, 2011 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No.  333-172186) filed on May 9, 2011)

21.1*	—	List of Subsidiaries of NGL Energy Partners LP
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS* **	—	XBRL Instance Document
101.SCH* **	—	XBRL Schema Document
101.CAL* **	—	XBRL Calculation Linkbase Document
101.DEF* **	—	XBRL Definition Linkbase Document
101.LAB* **	—	XBRL Label Linkbase Document
101.PRE* **	—	XBRL Presentation Linkbase Document

* Exhibits filed with this report

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011, (ii) Consolidated Statements of Operations for the year ended March 31, 2012, the six months ended March 31, 2010, the six months ended September 30, 2010 and the year ended March 31, 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the year ended March 31, 2012, the six months ended March 31, 2010, the six months ended September 30, 2010 and the year ended March 31, 2010, (iv) Consolidated Statements of Changes in Equity for year ended March 31, 2012, the six months ended March 31, 2010, the six months ended September 30, 2010 and the year ended March 31, 2010 and (v) Consolidated Statements of Cash Flow for year ended March 31, 2012, the six months ended March 31, 2010, the six months ended September 30, 2010 and the year ended March 31, 2010.

+ Management contracts or compensatory plans or arrangements.