Form 10-Q
period 2012-12-31
NGL Energy Partners LP
filed 2013-02-14
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 7, 2013, there were 49,136,700 common units and 5,919,346 subordinated units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements.  All forward-looking statements speak only as of the date of this quarterly report.  Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise.  When considering forward-looking statements, please review the risks described under “Item 1A — Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as supplemented and updated by Part II, Item 1A, “Risk Factors” in our quarterly reports on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012.

PART I

Item 1.                   Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2012 and March 31, 2012

(U.S. Dollars in Thousands, except unit amounts)

	December 31,	March 31,
	2012	2012
		(Note 3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,903	$7,832
Accounts receivable - trade, net of allowance for doubtful accounts of $1,962 and $818, respectively	595,274	84,004
Receivables from affiliates	1,334	2,282
Inventories	234,025	94,504
Prepaid expenses and other current assets	58,004	10,002
Total current assets	912,540	198,624

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $34,072 and $12,843, respectively	520,084	231,394
GOODWILL	510,072	167,245
INTANGIBLE ASSETS, net of accumulated amortization of $29,807 and $8,174, respectively	487,206	149,490
OTHER NONCURRENT ASSETS	7,567	2,766
Total assets	$2,437,469	$749,519

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$579,371	$81,369
Accrued expenses and other payables	74,064	14,143
Advance payments received from customers	59,237	20,293
Payables to affiliates	6,527	9,462
Current maturities of long-term debt	8,635	19,534
Total current liabilities	727,834	144,801

LONG-TERM DEBT, net of current maturities	827,570	199,177
OTHER NONCURRENT LIABILITIES	1,428	212

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY, per accompanying statement:
General Partner — 0.1% interest; 53,174 and 29,245 notional units outstanding, respectively	(50,752)	442
Limited Partners — 99.9% interest —
Common units — 47,201,831 and 23,296,253 units outstanding, respectively	912,028	384,604
Subordinated units — 5,919,346 units outstanding at December 31, 2012 and March 31, 2012	13,556	19,824
Accumulated other comprehensive income —
Foreign currency translation	32	31
Noncontrolling interests	5,773	428
Total partners’ equity	880,637	405,329
Total liabilities and partners’ equity	$2,437,469	$749,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statements of Operations

Three Months and Nine Months Ended December 31, 2012 and 2011

(U.S. Dollars in Thousands, except unit and per unit amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES:
Retail propane	$127,905	$62,701	$244,116	$94,787
Natural gas liquids logistics	508,131	407,948	1,050,116	776,757
Crude oil logistics	677,985	—	1,462,523	—
Water services	22,806	—	40,557	—
Other	1,381	—	2,842	—
Total Revenues	1,338,208	470,649	2,800,154	871,544

COST OF SALES:
Retail propane	77,449	40,502	144,556	61,825
Natural gas liquids logistics	470,621	399,288	982,949	765,400
Crude oil logistics	654,976	—	1,425,546	—
Water services	1,499	—	4,169	—
Total Cost of Sales	1,204,545	439,790	2,557,220	827,225

OPERATING COSTS AND EXPENSES:
Operating	50,518	12,653	113,287	27,045
General and administrative	14,175	4,163	34,578	10,363
Depreciation and amortization	18,747	5,402	41,335	8,480
Operating Income (Loss)	50,223	8,641	53,734	(1,569)

OTHER INCOME (EXPENSE):
Interest income	241	197	870	422
Interest expense	(9,762)	(2,676)	(22,254)	(4,989)
Loss on early extinguishment of debt	—	—	(5,769)	—
Other, net	20	86	49	215
Income (Loss) Before Income Taxes	40,722	6,248	26,630	(5,921)

INCOME TAX PROVISION	(245)	(158)	(781)	(158)

Net Income (Loss)	40,477	6,090	25,849	(6,079)

Net (Income) Loss Allocated to General Partner	(942)	(6)	(1,731)	6

Net (Income) Loss Attributable to Noncontrolling Interests	(301)	—	(250)	—

Net Income (Loss) Attributable to Parent Equity Allocated to Limited Partners	$39,234	$6,084	$23,868	$(6,073)

Basic and Diluted Earnings (Loss) Per Common Unit	$0.75	$0.24	$0.53	$(0.41)

Basic and Diluted Earnings (Loss) per Subordinated Unit	$0.75	$0.28	$0.51	$(0.20)

Basic and Diluted Weighted average units outstanding:
Common	46,364,381	18,699,590	39,288,012	12,491,836
Subordinated	5,919,346	5,919,346	5,919,346	4,929,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months and Nine Months Ended December 31, 2012 and 2011

(U.S. Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income (loss)	$40,477	$6,090	$25,849	$(6,079)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	4	18	1	(38)
Comprehensive income (loss)	$40,481	$6,108	$25,850	$(6,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Equity

Nine Months Ended December 31, 2012

(U.S. Dollars in Thousands, except unit amounts)

						Accumulated
		Limited Partners				Other		Total
	General	Common		Subordinated		Comprehensive	Noncontrolling	Partners’
	Partner	Units	Amount	Units	Amount	Income	Interests	Equity
BALANCES, MARCH 31, 2012	$442	23,296,253	$384,604	5,919,346	$19,824	$31	$428	$405,329
Distributions to partners	(851)	—	(38,334)	—	(7,251)	—	—	(46,436)
Contributions	514	—	—	—	—	—	362	876
Business combinations (Note 3)	(52,588)	23,905,578	543,515	—	—	—	4,733	495,660
Equity issuance costs	—	—	(642)	—	—	—	—	(642)
Net income	1,731	—	22,885	—	983	—	250	25,849
Foreign currency translation adjustment	—	—	—	—	—	1	—	1
BALANCES, DECEMBER 31, 2012	$(50,752)	47,201,831	$912,028	5,919,346	$13,556	$32	$5,773	$880,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2012 and 2011

(U.S. Dollars in Thousands)

	Nine Months Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$25,849	$(6,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, including debt issuance cost amortization	52,680	10,026
Loss (gain) on sale of assets	(34)	(84)
Provision for doubtful accounts	909	405
Commodity derivative (gain) loss	(12,024)	(2,179)
Other	(13)	43
Changes in operating assets and liabilities, exclusive of acquisitions —
Accounts receivable	(29,287)	(66,459)
Receivables from affiliates	8,672	—
Inventories	(88,631)	(64,458)
Product exchanges, net	13,678	15,873
Prepaid expenses and other assets	6,961	5,487
Trade accounts payable	26,437	68,583
Accrued expenses and other liabilities	(20,985)	514
Accounts payable to affiliates	(11,951)	5,738
Advance payments received from customers	25,813	18,926
Net cash used in operating activities	(1,926)	(13,664)

INVESTING ACTIVITIES:
Purchases of long-lived assets	(37,369)	(4,131)
Cash paid for acquisitions of businesses, including acquired working capital, net of cash acquired	(493,296)	(192,588)
Cash flows from commodity derivatives	14,478	2,097
Proceeds from sales of assets	700	309
Other	645	138
Net cash used in investing activities	(514,842)	(194,175)

FINANCING ACTIVITIES:
Proceeds from sale of common units, net of offering costs	(642)	74,805
Repurchase of common units	—	(3,418)
Proceeds from borrowings under revolving credit facilities	977,975	350,500
Payments on revolving credit facilities	(628,975)	(205,500)
Issuance of senior notes	250,000	—
Payments on other long-term debt	(1,346)	(1,158)
Debt issuance costs	(18,613)	(2,044)
Contributions	876	—
Distributions to partners	(46,436)	(11,315)
Net cash provided by financing activities	532,839	201,870
Net increase (decrease) in cash and cash equivalents	16,071	(5,969)
Cash and cash equivalents, beginning of period	7,832	16,337
Cash and cash equivalents, end of period	$23,903	$10,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Note 1 - Organization and Operations

NGL Energy Partners LP (“we”, “our”, “us”, or the “Partnership”) is a Delaware limited partnership formed in September 2010.  NGL Energy Holdings LLC serves as our general partner.  We completed an initial public offering in May 2011.  At the time of our initial public offering, we owned and operated retail propane and wholesale natural gas liquids businesses.  Subsequent to our initial public offering, we significantly expanded our operations through a number of business combinations, including the following:

•                  On October 3, 2011, we completed a business combination transaction with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family (collectively, “Osterman”), whereby we acquired retail propane operations in the northeastern United States.  We issued 4,000,000 common units and paid $94.9 million of cash, net of cash acquired, in exchange for the assets and operations of Osterman.  The agreement also contemplated a post-closing payment of $4.8 million for certain specified working capital items, which was paid in November 2012.

•                  On November 1, 2011, we completed a business combination transaction with SemStream, L.P. (“SemStream”), whereby we acquired SemStream’s wholesale natural gas liquids supply and marketing operations and its 12 natural gas liquids terminals.  We issued 8,932,031 common units and paid $91 million in exchange for the assets and operations of SemStream, including working capital.

•                  On January 3, 2012, we completed a business combination transaction with seven companies associated with Pacer Propane Holding, L.P. (collectively, “Pacer”), whereby we acquired retail propane operations, primarily in the western United States.  We issued 1,500,000 common units, valued at $30.4 million, and paid $32.2 million of cash in exchange for the assets and operations of Pacer, including working capital.  We also assumed $2.7 million of long-term debt in the form of non-compete agreements.

•                  On February 3, 2012, we completed a business combination transaction with North American Propane, Inc. (“North American”), whereby we acquired retail propane and distillate operations in the northeastern United States.  We paid $69.8 million of cash in exchange for the assets and operations of North American, including working capital.

•                  On June 19, 2012, we completed a business combination with High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively, “High Sierra”).  High Sierra’s businesses include crude oil gathering, transportation and marketing; water treatment, disposal, and transportation; and natural gas liquids transportation and marketing.  We paid $91.8 million of cash (net of $5.0 million of cash acquired) and issued 18,018,468 common units to acquire High Sierra Energy, LP.  We also paid $97.4 million of High Sierra Energy, LP’s long-term debt and other obligations.  Our general partner acquired High Sierra Energy GP, LLC by paying $50 million of cash and issuing equity.  Our general partner then contributed its ownership interests in High Sierra Energy GP, LLC to us, in return for which we paid our general partner $50.0 million of cash and issued 2,685,042 common units to our general partner.

•                  On November 1, 2012, we completed a business combination whereby we acquired Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”).  The business of Pecos consists primarily of crude oil purchasing and logistics operations in Texas and New Mexico.  We paid cash of $134.6 million at closing, subject to customary post-closing adjustments, and assumed certain obligations with a value of $10.4 million under certain

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

equipment financing facilities.  Also on November 1, 2012, we entered into a call agreement with the former owners of Pecos pursuant to which the former owners of Pecos agreed to purchase a minimum of $45.0 million or a maximum of $60.0 million of common units from us.  On November 12, 2012, the former owners of Pecos purchased 1,834,414 common units from us for $45.0 million pursuant to this agreement.

•                  On December 31, 2012, we completed a business combination transaction whereby we acquired all of the limited liability company membership interests in Third Coast Towing, LLC (“Third Coast”) for $43.0 million in cash. The business of Third Coast consists primarily of transporting crude oil via barge. The agreement contemplates a post-closing adjustment to the purchase price for certain working capital items. Also on December 31, 2012, we entered into a call agreement with the former owners of Third Coast pursuant to which the former owners of Third Coast agreed to purchase a minimum of $8.0 million or a maximum of $10.0 million of common units from us. On January 11, 2013, the former owners of Third Coast purchased 344,680 common units from us for $8.0 million pursuant to this call agreement.

•                  During the nine months ended December 31, 2012, we completed six separate business combination transactions to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States.  On a combined basis, we paid $71.1 million of cash and issued 850,676 common units in exchange for these assets and operations, including working capital.  In addition, a combined amount of approximately $0.3 million will be payable as deferred payments on the purchase prices.  We also assumed $6.6 million of long-term debt in the form of non-compete agreements.

•                  During the nine months ended December 31, 2012, we completed four separate acquisitions to expand the assets and operations of our crude oil logistics and water services businesses. On a combined basis, we paid $53.3 million of cash and assumed $1.3 million of long-term debt in the form of non-compete agreements. We also issued 516,978 common units, valued at $12.4 million, as partial consideration for one of these acquisitions. Certain of the acquisition agreements contemplate post-closing adjustment to the purchase price for certain specified working capital items.

As of December 31, 2012, our businesses include:

•                  Retail propane and distillate operations in more than 20 states;

•                  Wholesale natural gas liquids operations throughout the United States and in Canada;

•                  Propane and natural gas liquids transportation and terminalling operations, conducted through 17 owned terminals and a fleet of owned and predominantly leased rail cars;

•                  A crude oil transportation and marketing business, the assets of which include crude oil terminals, a fleet of trucks, a fleet of leased rail cars, and several barges; and

•                  A water treatment business, the assets of which include water treatment and disposal facilities, a fleet of water trucks, and frac tanks.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements as of December 31, 2012 and March 31, 2012 and for the three months and nine months ended December 31, 2012 and 2011 include our accounts and those of our controlled subsidiaries.  All significant intercompany transactions and account balances have been eliminated in consolidation.

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

The condensed consolidated balance sheet as of March 31, 2012 is derived from audited financial statements. Certain amounts previously reported have been reclassified to conform to the current presentation. In addition, as described in Note 3, certain balances as of March 31, 2012 were adjusted to reflect the final acquisition accounting for certain business combinations.

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•                  Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.  Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements.  The majority of our derivative financial instruments were categorized as Level 2 at December 31, 2012 and March 31, 2012 (see Note 11).  We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments.  Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                  Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.  We did not have any derivative financial instruments categorized as Level 3 at December 31, 2012 or March 31, 2012.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)

Interest paid, exclusive of debt issuance costs	$9,426	$1,121	$19,257	$1,980
Income taxes paid	$560	$—	$736	$—

Value of common units issued in business combinations (Note 3)	$57,259	$266,655	$490,927	$266,655

Cash flows from commodity derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows.

Inventories

Inventories consist of the following:

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

	December 31,	March 31,
	2012	2012
	(in thousands)
Propane	$144,949	$78,993
Other natural gas liquids	37,507	9,259
Crude oil	40,521	—
Other	11,048	6,252
	$234,025	$94,504

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

Note 3 — Acquisitions

Third Coast Combination

On December 31, 2012, we completed a business combination transaction whereby we acquired all of the limited liability company membership interests in Third Coast for $43.0 million in cash. The business of Third Coast consists primarily of transporting crude oil via barge. The agreement contemplates a post-closing adjustment to the purchase price for certain working capital items. Also on December 31, 2012, we entered into a call agreement with the former owners of Third Coast pursuant to which the former owners of Third Coast agreed to purchase a minimum of $8.0 million or a maximum of $10.0 million of common units from us. On January 11, 2013, the former owners of Third Coast purchased 344,680 common units from us for $8.0 million pursuant to this agreement. We incurred and charged to general and administrative expense during the three months ended December 31, 2012 approximately $0.4 million of costs related to the Third Coast combination.

We are in the process of identifying and determining the fair value of the assets and liabilities acquired in the combination with Third Coast. The estimates of fair value reflected as of December 31, 2012 are subject to change. We currently expect to complete this process prior to filing our Form 10-Q for the quarter ended December 31, 2013. We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Cash	$2
Accounts receivable	2,248
Other noncurrent assets	2,733
Property, plant and equipment:
Marine vessels (20 years)	12,883
Other	30
Customer relationships (15 years)	8,000
Trade names (indefinite life)	500
Goodwill	18,689
Assumed liabilities	(2,202)
Equity (fair value of call agreement)	117
Cash paid	$43,000

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Pecos Combination

On November 1, 2012, we completed a business combination whereby we acquired Pecos.  The business of Pecos consists primarily of crude oil purchasing and logistics operations in Texas and New Mexico.  We paid cash of $134.6 million at closing, subject to customary post-closing adjustments, and assumed certain obligations with a value of $10.4 million under certain vehicle and related equipment financing facilities.  Also on November 1, 2012, we entered into a call agreement with the former owners of Pecos pursuant to which the former owners of Pecos agreed to purchase a minimum of $45.0 million or a maximum of $60.0 million of common units from us.  On November 12, 2012, the former owners purchased 1,834,414 common units from us for $45.0 million pursuant to this call agreement.  We incurred and charged to general and administrative expense during the nine months ended December 31, 2012 approximately $0.5 million of costs related to the Pecos combination.

We are in the process of identifying and determining the fair value of the assets and liabilities acquired in the combination with Pecos. The estimates of fair value reflected as of December 31, 2012 are subject to change, and such changes could be material. We expect to complete this process prior to filing our Form 10-Q for the quarter ended September 30, 2013. We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Cash	$2,180
Accounts receivable	73,704
Inventory	1,903
Other current assets	1,475
Property, plant and equipment:
Vehicles and related equipment (5 years)	19,193
Other	2,562
Customer relationships (15 years)	37,754
Trade names (indefinite life)	1,000
Goodwill	56,830
Accounts payable and accrued liabilities	(51,669)
Long-term debt	(10,365)
Total consideration paid	$134,567

The consideration paid consists of the following (in thousands):

Cash paid, net of cash received pursuant to Call Agreement	$89,624
Value of common units issued pursuant to Call Agreement	44,943
Total consideration paid	$134,567

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Other Crude Oil Logistics and Water Services Business Combinations

During the nine months ended December 31, 2012, we completed four separate acquisitions to expand the assets and operations of our crude oil logistics and water services businesses. On a combined basis, we paid $53.3 million in cash and assumed $1.3 million of long-term debt in the form of non-compete agreements. We also issued 516,978 common units, valued at $12.4 million, as partial consideration for one of these acquisitions. Certain of the agreements contemplate post-closing adjustments to the purchase price for certain specified working capital items. We incurred and charged to general and administrative expense during the nine months ended December 31, 2012 approximately $0.3 million of costs related to these acquisitions.

We are currently in the process of identifying and determining the fair value of the assets and liabilities acquired in this combination. The estimates of fair value reflected as of December 31, 2012 are subject to change. We currently expect to complete this process prior to filing our Form 10-Q for the quarter ended September 30, 2013. We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Cash	$743
Accounts receivable	2,782
Inventory	169
Other current assets	759
Property, plant and equipment:
Disposal wells and related equipment (10-30 years)	13,322
Other (5-30 years)	5,672
Customer relationships (15 years)	12,900
Trade names (indefinite life)	500
Goodwill	37,527
Current liabilities	(4,972)
Notes payable	(1,340)
Noncontrolling interest	(2,333)
Consideration paid	$65,729

The consideration paid consists of the following (in thousands):

Cash paid	$53,296
Value of common units issued	12,433
Total consideration paid	$65,729

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

High Sierra Combination

On June 19, 2012, we completed a business combination with High Sierra, whereby we acquired all of the ownership interests in High Sierra.  We paid $91.8 million of cash, net of $5.0 million of cash acquired, and issued 18,018,468 common units to acquire High Sierra Energy, LP.  These common units were valued at $406.8 million using the closing price of our common units on the New York Stock Exchange (the “NYSE”) on the merger date.  We also paid $97.4 million of High Sierra Energy, LP’s long-term debt and other obligations.  Our general partner acquired High Sierra Energy GP, LLC by paying $50.0 million of cash and issuing equity.  Our general partner then contributed its ownership interests in High Sierra Energy GP, LLC to us, in return for which we paid our general partner $50.0 million of cash and issued 2,685,042 common units to our general partner.  We recorded the value of the 2,685,042 common units issued to our general partner at $8.0 million, which represents an initial estimate, in accordance with GAAP, of the fair value of the equity issued by our general partner to the former owners of High Sierra’s general partner.  In accordance with the fair value model specified in the accounting standards, this fair value was estimated based on assumptions of future distributions and a discount rate

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

that a hypothetical buyer might use.  Under this model, the potential for distribution growth resulting from the prospect of future acquisitions and capital expansion projects would not be considered in the fair value calculation.  We have not yet completed the accounting for the business combination, and this estimate of fair value is subject to change.  The difference between the estimated fair value of the general partner interests issued by our general partner of $8.0 million, calculated as described above, and the fair value of the common units issued to our general partner of $60.6 million, as calculated using the closing price of the common units on the NYSE, is reported as a reduction to equity.  We incurred and charged to general and administrative expense during the nine months ended December 31, 2012 approximately $3.6 million of costs related to the High Sierra transaction.  We also incurred or accrued costs of approximately $0.6 million related to the equity issuance that we charged to equity.

We have included the results of High Sierra’s operations in our consolidated financial statements beginning on June 19, 2012. During the nine months ended December 31, 2012, our consolidated statement of operations includes operating income of approximately $47.8 million generated by the operations of High Sierra and by the operations of the subsequent acquisitions of crude oil logistics and water services businesses. The following table summarizes the revenues and cost of sales generated from High Sierra’s operations and by the operations of the subsequent acquisitions of crude oil logistics and water services businesses (in thousands):

	Revenues	Cost of Sales
Crude oil logistics	$1,472,439	$1,435,462
Natural gas liquids logistics	463,814	424,567
Water services	40,557	4,169
Other	2,842	—
Total	$1,979,652	$1,864,198

We are in the process of identifying, and obtaining an independent appraisal of the fair value of, the assets and liabilities acquired in the combination with High Sierra.  The estimates of fair value reflected as of December 31, 2012 are subject to change and such changes could be material.  We expect to complete this process prior to filing our Form 10-K for the fiscal year ending March 31, 2013.  We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Accounts receivable	$395,351
Inventory	43,663
Receivables from affiliates	7,724
Derivative assets	10,646
Forward purchase and sale contracts	34,717
Other current assets	11,174
Property, plant and equipment:
Land	5,825
Transportation vehicles and equipment (5 years)	22,746
Facilities and equipment (20 years)	105,065
Buildings and improvements (20 years)	10,549
Software (5 years)	4,203
Construction in progress	11,213
Intangible assets:
Customer relationships (15 years)	242,000
Lease contracts (1-6 years)	10,500
Trade names (indefinite)	16,000
Goodwill	216,193

Assumed liabilities:
Accounts payable	(417,369)
Accrued expenses and other current liabilities	(36,039)
Payables to affiliates	(9,016)
Advance payments received from customers	(1,237)
Derivative liabilities	(5,726)
Forward purchase and sale contracts	(18,680)
Noncurrent liabilities	(3,057)
Noncontrolling interest in consolidated subsidiary	(2,400)
Consideration paid, net of cash acquired	$654,045

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

Retail Combinations During the Nine Months Ended December 31, 2012

During the nine months ended December 31, 2012, we entered into six separate business combination agreements to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States.  On a combined basis, we paid cash of $71.1 million and issued 850,676 common units, valued at $18.9 million, in exchange for these assets.  In addition, a combined amount of approximately $0.3 million will be payable as deferred payments on the purchase prices.  We also assumed $6.6 million of long-term debt in the form of non-compete agreements.  We incurred and charged to general and administrative expense during the nine months ended December 31, 2012 approximately $0.3 million related to these acquisitions.  We are in the process of identifying the fair value of the assets and liabilities acquired in the combinations.  The estimates of fair value reflected as of December 31, 2012 are subject to change, and such changes could be material.  Our preliminary estimates of the fair value of the assets acquired and liabilities assumed in these six combinations are as follows (in thousands):

gTable of Contents

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Accounts receivable	$8,711
Inventory	5,155
Other current assets	1,227
Property, plant and equipment:
Land	4,474
Tanks and other retail propane equipment (5-20 years)	33,770
Vehicles (5 years)	10,742
Buildings (30 years)	10,175
Other equipment	1,132
Intangible assets:
Customer relationships (10-15 years)	17,590
Tradenames (indefinite)	824
Non-compete agreements (5 years)	1,174
Goodwill	13,589
Other non-current assets	784
Long-term debt, including current portion	(6,585)
Other assumed liabilities	(12,514)
Fair value of net assets acquired	$90,248

Consideration paid consists of the following (in thousands):

Cash consideration paid through December 31, 2012	$71,085
Deferred payments on purchase price	289
Value of common units issued	18,874
Total consideration	$90,248

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

The retail combinations completed during the nine months ended December 31, 2012 contributed approximately $65.0 million of revenue and approximately $44.2 million of cost of sales to our consolidated statement of operations for the nine months ended December 31, 2012.

Osterman Combination

As described in Note 1, we acquired the operations of Osterman in October 2011. During the three months ended September 30, 2012 we completed the acquisition accounting for this transaction. The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (in thousands):

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

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

Consideration paid consists of the following (in thousands):

		Estimated
		Allocation
		as of
	Final	March 31,
	Allocation	2012	Revision
Cash paid at closing, net of cash acquired	$94,873	$96,000	$(1,127)
Fair value of common units issued at closing	81,880	81,880	—
Working capital payment (paid in November 2012)	4,763	3,787	976
Consideration paid, net of cash acquired	$181,516	$181,667	$(151)

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

We estimated the value of the customer relationship intangible asset using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. We estimated the useful life of the customer relationships by reference to historical customer retention data.

Pacer Combination

As described in Note 1, we acquired the operations of Pacer in January 2012. During the three months ended December 31, 2012, we completed the acquisition accounting for this transaction. The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (in thousands):

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

		Estimated
		Allocation
		as of
	Final	March 31,
	Allocation	2012	Revision

Accounts receivable	$4,389	$4,389	$—
Inventory	965	965	—
Other current assets	43	43	—
Property, plant and equipment:
Land	1,967	1,400	567
Tanks and other retail propane equipment (15-20 years)	12,793	11,200	1,593
Vehicles (5 years)	3,090	5,000	(1,910)
Buildings (30 years)	409	2,300	(1,891)
Other equipment	59	200	(141)
Intangible assets:
Customer relationships (15 years)	23,560	21,980	1,580
Tradenames (indefinite life)	2,410	1,000	1,410
Noncompete agreements	1,520	—	1,520
Goodwill	15,782	18,460	(2,678)
Assumed liabilities	(4,399)	(4,349)	(50)
Consideration paid	$62,588	$62,588	$—

The consideration paid consists of the following (in thousands):

Cash paid	$32,213
Fair value of common units issued	30,375
Total consideration paid	$62,588

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

We estimated the value of the customer relationship intangible asset using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. We estimated the useful life of the customer relationships by reference to historical customer retention data.

North American Combination

As described in Note 1, we acquired the operations of North American in February 2012. During the three months ended December 31, 2012, we completed the acquisition accounting for this transaction. The following table presents the final allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their fair values (in thousands):

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

		Estimated
		Allocation
		as of
	Final	March 31,
	Allocation	2012	Revision

Accounts receivable	$10,338	$10,338	$—
Inventory	3,437	3,437	—
Other current assets	282	282	—
Property, plant and equipment:
Land	2,251	2,600	(349)
Tanks and other retail propane equipment (15-20 years)	24,790	27,100	(2,310)
Terminal assets (15-20 years)	1,044	—	1,044
Vehicles (5-15 years)	5,819	9,000	(3,181)
Buildings (30 years)	2,386	2,200	186
Other equipment (3-5 years)	634	500	134
Intangible assets:
Customer relationships (10 years)	12,600	9,800	2,800
Tradenames (10 years)	2,700	1,000	1,700
Noncompete agreements (3 years)	700	—	700
Goodwill	13,978	14,702	(724)
Assumed liabilities	(11,129)	(11,129)	—
Consideration paid	$69,830	$69,830	$—

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

We estimated the value of the customer relationship intangible asset using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. We estimated the useful life of the customer relationships by reference to historical customer retention data.

Pro Forma Results of Operations

The operations of High Sierra have been included in our statements of operations since High Sierra was acquired on June 19, 2012.  The operations of Pecos have been included in our statements of operations since Pecos was acquired on November 1, 2012.  The Third Coast acquisition was completed on December 31, 2012.  The following unaudited pro forma consolidated data below are presented as if the High Sierra, Pecos, and Third Coast acquisitions had been completed on April 1, 2011.  The pro forma earnings per unit are based on the common and subordinated units outstanding as of December 31, 2012.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2012	2011	2012	2011
		(in thousands, except per unit amounts)
Revenues	$1,342,315	$1,430,836	$3,812,836	$3,543,423
Net income (loss) from continuing operations	39,982	9,113	37,796	17,061
Limited partners’ interest in net income (loss) from continuing operations	39,942	9,104	37,758	17,044
Basic and diluted earnings (loss) from continuing operations per common unit	0.75	0.17	0.71	0.32
Basic and diluted earnings (loss) from continuing operations per subordinated unit	0.75	0.17	0.71	0.32

The pro forma consolidated data in the table above was prepared by adding the historical results of operations of High Sierra, Pecos, and Third Coast to our historical results of operations and making certain pro forma adjustments. The pro forma adjustments include: (i) replacing the historical depreciation and amortization expense of High Sierra, Pecos, and Third Coast with pro forma depreciation and amortization expense, calculated using the estimated fair values of long-lived assets recorded in the acquisition accounting; (ii) replacing the historical interest expense of High Sierra, Pecos, and Third Coast with pro forma interest expense; and (iii) excluding approximately $8.4 million of professional fees and other expenses incurred by us and by the acquirees that were directly related to the acquisitions. In order to calculate pro forma earnings per unit in the table above, we assumed that: (i) the same number of limited partner units outstanding at December 31, 2012 had been outstanding throughout the periods shown in the table, (ii) no incentive distributions (described in Note 10) were paid to the general partner related to the periods shown in the table, and (iii) all of the common units were eligible for a distribution related to the periods shown in the table. The pro forma information is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been completed on April 1, 2011, nor is it necessarily indicative of the future results of the combined operations.

Note 4 — Earnings per Unit

Our earnings per common and subordinated unit for the periods indicated below were computed as follows:

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands, except unit and per unit amounts)
Earnings (loss) per common or subordinated limited partner unit:
Net income (loss) attributable to parent equity	$40,176	$6,090	$25,599	$(6,079)
Loss (income) allocated to general partner (*)	(942)	(6)	(1,731)	6
Net income (loss) allocated to limited partners	$39,234	$6,084	$23,868	$(6,073)

Net income (loss) allocated to:
Common unitholders	$34,799	$4,412	$20,843	$(5,111)
Subordinated unitholders	$4,435	$1,672	$3,025	$(962)

Weighted average common units outstanding - Basic and Diluted	46,364,381	18,699,590	39,288,012	12,491,836

Weighted average subordinated units outstanding - Basic and Diluted	5,919,346	5,919,346	5,919,346	4,929,201

Earnings (loss) per common unit - Basic and Diluted	$0.75	$0.24	$0.53	$(0.41)

Earnings (loss) per subordinated unit - Basic and Diluted	$0.75	$0.28	$0.51	$(0.20)

(*)         The income allocated to the general partner for the three months and nine months ended December 31, 2012 includes distributions to which it is entitled as the holder of incentive distribution rights (described in Note 10).

The 1,651,400 restricted units described in Note 10 were antidilutive for all periods presented subsequent to the initial grant date.

Note 5 - Property, Plant and Equipment

Our property, plant and equipment consists of the following as of the dates indicated (in thousands):

	December 31,	March 31,
Description and Useful Life	2012	2012
		(Note 3)
Terminal assets (30 years)	$62,252	$62,024
Retail propane equipment (5-20 years)	157,261	119,972
Vehicles (5 years)	82,868	26,372
Water treatment equipment (20 years)	91,123	—
Crude oil tanks and related equipment (20 years)	34,542	—
Information technology equipment (3-5 years)	9,698	2,381
Buildings (30 years)	37,560	14,651
Land	24,014	12,834
Other (3-7 years)	17,800	5,324
Construction in progress	37,038	679
	554,156	244,237
Less: Accumulated depreciation	(34,072)	(12,843)
Net property, plant and equipment	$520,084	$231,394

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Depreciation expense was $9.2 million and $3.9 million for the three months ended December 31, 2012 and 2011, respectively, and $23.0 million and $6.5 million for the nine months ended December 31, 2012 and 2011, respectively.

Note 6 — Goodwill and Intangible Assets

The changes in the balance of goodwill during the nine months ended December 31, 2012 were as follows (in thousands):

Balance at March 31, 2012, as previously reported	$148,785
Revision to allocation of Osterman, Pacer, and North American combinations	18,460
Balance at March 31, 2012, as retrospectively adjusted (Note 3)	167,245
Acquisitions	342,827
Balance at December 31, 2012	$510,072

Goodwill by reportable segment is as follows in (in thousands):

	December 31,	March 31,
	2012	2012
		(Note 3)
Retail propane	$103,860	$90,287
Natural gas liquids logistics	95,238	76,958
Crude oil logistics	209,669	—
Water services	101,305	—
	$510,072	$167,245

Our intangible assets consist of the following as of the dates indicated (in thousands):

		December 31, 2012		March 31, 2012
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
				(Note 3)
Amortizable —
Lease and other agreements	1-8 years	$13,310	$5,048	$2,810	$1,545
Customer relationships	5-20 years	449,376	20,580	128,071	3,868
Non-compete agreements	2-7 years	6,145	2,064	5,033	919
Debt issuance costs	5-10 years	17,918	1,867	7,310	1,842
Trade names	10 years	2,700	248	2,700	—
Total amortizable		489,449	29,807	145,924	8,174

Non-Amortizable —
Trade names	Indefinite	27,564	—	11,740	—
Total		$517,013	$29,807	$157,664	$8,174

Expected amortization of our amortizable intangible assets is as follows (in thousands):

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Year Ending March 31,
2013 (three months)	$10,393
2014	38,971
2015	37,712
2016	36,587
2017	35,550
Thereafter	300,429
$459,642

Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Recorded in
Cost of sales	$1,763	$200	$3,315	$600
Depreciation and amortization	9,474	1,482	18,294	1,931
Interest expense	925	291	2,261	946
Loss on early extinguishment of debt	—	—	5,769	—
	$12,162	$1,973	$29,639	$3,477

Note 7 - Long-Term Debt

Our long-term debt consists of the following:

		March 31,
	December 31, 2012	2012 (Note 3)

	(in thousands)
Revolving credit facility —
Expansion capital loans	$436,000	$—
Working capital loans	127,000	—

Senior notes	250,000	—

Previous revolving credit facility —
Acquisition loans	—	186,000
Working capital loans	—	28,000

Other notes payable	23,205	4,711
	836,205	218,711
Less - current maturities	8,635	19,534
Long-term debt	$827,570	$199,177

On June 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks.  The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility”).  Also on June 19, 2012, we entered into a note purchase agreement (the “Note Purchase Agreement”) whereby we issued $250 million of Senior Notes in a private placement (the “Senior Notes”).  We used the proceeds from the issuance of the Senior Notes and borrowings under the Credit Agreement to repay existing debt and to fund the acquisition of High Sierra.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Credit Agreement

The Working Capital Facility had a total capacity of $217.5 million for cash borrowings and letters of credit at December 31, 2012.  At December 31, 2012, we had outstanding cash borrowings of $127.0 million and outstanding letters of credit of $66.3 million on the Working Capital Facility, leaving a remaining capacity of $24.2 million at December 31, 2012.  The Expansion Capital Facility had a total capacity of $477.5 million for cash borrowings at December 31, 2012.  At December 31, 2012, we had outstanding cash borrowings of $436.0 million on the Expansion Capital Facility, leaving a remaining capacity of $41.5 million at December 31, 2012. The commitments under the Credit Agreement expire on June 19, 2017.  We generally have the right to pre-pay outstanding borrowings under the Credit Agreement without incurring any penalties, and pre-payments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

During January 2013 we entered into an amendment to the Credit Agreement that increased the total capacity on the Working Capital Facility from $217.5 million to $242.5 million and the total capacity on the Expansion Capital Facility from $477.5 million to $527.5 million. This amendment also removed a provision from the Credit Agreement that required us to reduce the balance of the Working Capital Facility to $50.0 million or less for 30 consecutive days once per year.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 1.75% to 2.75% per annum or (ii) an adjusted LIBOR rate plus a margin of 2.75% to 3.75% per annum.  The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement.  At December 31, 2012, the interest rate in effect on outstanding LIBOR borrowings was 3.22%, calculated as the LIBOR rate of 0.22% plus a margin of 3.0%.  At December 31, 2012, the interest rate in effect on outstanding base rate borrowings was 5.25%, calculated as the base rate of 3.25% plus a margin of 2.0%.  Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit.  The Credit Agreement is secured by substantially all of our assets.

At December 31, 2012, our outstanding borrowings and interest rates under our revolving credit facility were as follows (dollars in thousands):

	Amount	Rate
Expansion capital facility —
LIBOR borrowings	$392,000	3.22%
Base rate borrowings (*)	44,000	5.25%
Working capital facility —
LIBOR borrowings	127,000	3.22%
Base rate borrowings	—	—

(*)         We are generally required to pay the base rate on new borrowings for a few days, until the administrative agent is able to process our election to covert the base rate borrowing to the LIBOR rate. The base rate borrowings shown in this table were converted to LIBOR rate borrowings in early January.

The Credit Agreement specifies that our “leverage ratio,” as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end.  At December 31, 2012, our leverage ratio was approximately 3.0 to 1.  The Credit Agreement also specifies that our “interest coverage ratio,” as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter.  At December 31, 2012, our interest coverage ratio was greater than 8.0 to 1.

The Credit Agreement contains various customary representations, warranties and additional covenants, including, without limitation, limitations on fundamental changes and limitations on indebtedness and liens.  Our obligations under the Credit Agreement may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) a breach by the Partnership or its subsidiaries of any material representation or warranty or any covenant made in the Credit Agreement or (iii) certain events of bankruptcy or insolvency.

At December 31, 2012, we were in compliance with all covenants under the Credit Agreement.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Senior Notes

The Senior Notes have an aggregate principal amount of $250 million and bear interest at a fixed rate of 6.65%.  Interest is payable quarterly.  The Senior Notes are required to be repaid in semi-annual installments of $25 million beginning on December 19, 2017 and ending on June 19, 2022.  We have the option to pre-pay outstanding principal, although we would be required to pay a pre-payment penalty.  The Senior Notes are secured by substantially all of our assets, and rank equal in priority with borrowings under the Credit Agreement.

The Note Purchase Agreement contains various customary representations, warranties, and additional covenants that, among other things, limit our ability to (subject to certain exceptions): (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) create or permit restrictions on the ability of certain of our subsidiaries to pay dividends or make other distributions to us, (v) enter into transactions with affiliates, (vi) enter into sale and leaseback transactions and (vii) consolidate or merge or sell all or substantially all or any portion of our assets.  In addition, the Note Purchase Agreement contains the same leverage ratio and interest coverage ratio requirements as our Credit Agreement, which are described above.

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

At December 31, 2012, we were in compliance with all covenants under the Note Purchase Agreement.

Previous Credit Facilities

On June 19, 2012, we made a principal payment of $306.8 million to retire our previous revolving credit facility.  Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized.  This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations for the nine months ended December 31, 2012.

Other Notes Payable

The other notes payable of approximately $23.2 million mature as follows (in thousands):

Year Ending March 31,
2013 (three months)	$2,372
2014	8,551
2015	6,164
2016	2,782
2017	2,133
2018	1,075
Thereafter	128
$23,205

Note 8 - Income Taxes

We believe that we qualify as a partnership for income tax purposes.  As a result, we generally do not pay U.S. Federal income tax.  Rather, each owner reports his or her share of our income or loss on his or her individual tax return.  The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined, as we do not have access to information regarding each partner’s basis in the Partnership.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

We have two taxable corporate subsidiaries in the United States and two taxable corporate subsidiaries in Canada. The income tax provision reported in our consolidated statements of operations relates primarily to these subsidiaries.

A publicly-traded partnership is required to generate at least 90% of its revenues (net of cost of sales) from certain qualifying sources. Income generated by our taxable corporate subsidiaries is excluded from this qualifying income calculation. Although we routinely generate income outside of our corporate subsidiaries that is non-qualifying, we believe that at least 90% of the income of our non-taxable subsidiaries has been qualifying income for both of the calendar years since our initial public offering.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements.  To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.  The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  We had no uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2012 or March 31, 2012.  Any interest or penalties would be recognized as a component of income tax expense.

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

In September 2010, Pemex Exploracion y Produccion (“Pemex”) filed a lawsuit in the United States District Court for the Southern District of Texas against a number of defendants, including High Sierra.  Pemex alleges that High Sierra and the other defendants purchased condensate from a source that had acquired the condensate illegally from Pemex.  We do not believe that High Sierra had knowledge at the time of the purchases of the condensate that such condensate was allegedly sold illegally to High Sierra and others.  The proceedings are in the discovery stage, and as a result, we cannot reliably predict the outcome of this litigation.  We continue to defend this matter and believe that, in the event of an adverse outcome, our total exposure would not be material to the Partnership.  However, future adverse rulings by the court could result in material increases to our maximum potential exposure.  We have recorded an accrued liability in the High Sierra business combination accounting, based on our best estimate of the low end of the range of probable loss.

In May 2010, two lawsuits were filed in Kansas and Oklahoma by numerous oil and gas producers (the “Associated Producers”), asserting that they were entitled to enforce lien rights on crude oil purchased by High Sierra and other defendants.  These cases were subsequently transferred to the United States Bankruptcy Court for the District of Delaware, where they are pending.  These claims relate to the bankruptcy of SemCrude, L.P.  The Associated Producers are claiming damages against all defendants, including High Sierra, in excess of $72 million and assert that our allocated share of that claim is in excess of $2.1 million.  The parties are in the discovery phase of the cases and no trial date has been set.  The Court has ordered the parties to mediation, which began in February 2013.  We intend to continue to defend this matter.

One of our facilities acquired in the High Sierra merger is operating with all but one of the required permits.  We are currently working with the State of Wyoming to obtain the permit.  We believe that the permit will ultimately be granted, but we are unable to determine the timing of any action by the State of Wyoming.

Canadian Fuel and Sales Taxes

During January 2013, the taxing authority of a  province of in Canada completed an audit of fuel and sales tax payments, and concluded that High Sierra should have collected from customers and remitted to the taxing authority approximately $13.4 million of fuel taxes and sales taxes on certain historical sales. High Sierra had not collected and remitted fuel and sales taxes on these transactions, as High Sierra believed the transactions were exempt from these taxes. We are in the process of gathering information to support High Sierra’s position that the transactions were exempt from the taxes, which we believe could substantially reduce or eliminate the amount of the tax assessed. If we are unsuccessful in demonstrating that these transactions were exempt, we would be required to remit payment to the taxing authority, and we would attempt to recover these payments from the customers.  Although the outcome of this matter is not certain at this time, we do not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

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

Operating Leases

We have executed various noncancelable operating lease agreements for office space, product storage, trucks, rail cars, real estate, equipment and bulk propane storage tanks. Rental expense relating to operating leases was as follows (in thousands):

	2012	2011
Three months ended December 31,	$15,938	$1,559
Nine months ended December 31,	38,097	3,513

Future minimum lease payments at December 31, 2012 are as follows for the next five years, including expected renewals (in thousands):

Year Ending March 31,
2013 (three months)	$14,376
2014	51,697
2015	44,908
2016	43,648
2017	42,684

Sales and Purchase Contracts

We have entered into sales and purchase contracts for natural gas liquids and crude oil to be delivered in future periods. These contracts require that the parties physically settle the transactions with inventory. At December 31, 2012, we had the following such commitments outstanding:

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

	Volume	Value
	(in thousands)
Natural gas liquids fixed-price purchase commitments (gallons)	47,998	$40,017
Natural gas liquids floating-price purchase commitments (gallons)	285,401	296,059
Natural gas liquids fixed-price sale commitments (gallons)	118,820	119,815
Natural gas liquids floating-price sale commitments (gallons)	182,312	270,238

Crude oil fixed-price purchase commitments (barrels)	4,711	414,632
Crude oil fixed-price sale commitments (barrels)	5,524	497,023

We account for the contracts shown in the table above as normal purchases and normal sales.  Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs.

Certain of the forward purchase and sale contracts shown in the table above were acquired in the June 2012 merger with High Sierra.  We recorded these contracts at their estimated fair values at the merger date, and we are amortizing these assets and liabilities to cost of sales over the remaining terms of the contracts.  At December 31, 2012, the unamortized balances included in our consolidated balance sheet were as follows (in thousands):

Current assets	$11,640
Noncurrent assets	202
Current liabilities	(4,902)
Net asset	$6,940

The following table summarizes the amortization expense (income) we have recorded, and the amortization expense (income) we expect to record, to cost of sales related to these contracts during each of the three-month periods shown below (in thousands):

	Natural Gas Liquids	Crude Oil
For the Three Months Ended:	Logistics Segment	Logistics Segment	Total

September 30, 2012	$2,742	$(464)	$2,278
December 31, 2012	7,221	(403)	6,818
March 31, 2013 (estimated)	4,624	(222)	4,402
June 30, 2013 (estimated)	1,412	(163)	1,249
September 30, 2013 (estimated)	1,008	—	1,008
December 31, 2013 (estimated)	80	—	80
March 31, 2014 (estimated)	201	—	201
Total expense (income)	$17,288	$(1,252)	$16,036

As described in Note 3, we are still in the process of identifying the fair values of the assets and liabilities acquired in the combination with High Sierra. The estimates of fair value reflected as of December 31, 2012 are subject to change and such changes could be material.

Note 10 — Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest.  Limited partner equity consists of common and subordinated units.  The limited partner units share equally in the allocation of income or loss.  The

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

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

The subordination period will end on the first business day after we have earned and paid the minimum quarterly distribution on each outstanding common unit and subordinated unit, and the corresponding distribution on the general partner interest, for each of three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2014.  Also, if we have earned and paid at least 150% of the minimum quarterly distribution on each outstanding common unit and subordinated unit, the corresponding distribution on the general partner interest and the related distribution on the incentive distribution rights for each calendar quarter in a four-quarter period, the subordination period will terminate automatically.  The subordination period will also terminate automatically if the general partner is removed without cause and the units held by the general partner and its affiliates are not voted in favor of removal.  When the subordination period lapses or otherwise terminates, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

Our general partner is not obligated to make any additional capital contributions or guarantee any of our debts or obligations.

Common Units Issued in Business Combinations

As described in Note 3, we issued common units as partial consideration for acquisitions during the nine months ended December 31, 2012.  The following table summarizes the changes in common units outstanding during the nine months ended December 31, 2012, exclusive of unvested units granted pursuant to the Long-Term Incentive Plan (described elsewhere in Note 10):

Common units outstanding at March 31, 2012	23,296,253
Common units issued in High Sierra combination	20,703,510
Common units issued in retail propane combinations	850,676
Common units issued in water services combination	516,978
Common units issued in Pecos combination	1,834,414
Common units outstanding at December 31, 2012	47,201,831

As described in Note 3, we issued 344,680 common units on January 11, 2013 pursuant to a Call Agreement we entered into with the sellers of Third Coast.

In connection with the completion of certain of these transactions, we amended our Registration Rights Agreement.  This Registration Rights Agreement, as amended, provides for certain registration rights for the holders of our common units that are party to the agreement.

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

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

					Marginal Percentage Interest In
	Total Quarterly				Distributions
	Distribution Per Unit				Unitholders	General Partner
Minimum quarterly distribution				$0.337500	99.9%	0.1%
First target distribution	above	$0.337500	up to	$0.388125	99.9%	0.1%
Second target distribution	above	$0.388125	up to	$0.421875	86.9%	13.1%
Third target distribution	above	$0.421875	up to	$0.506250	76.9%	23.1%
Thereafter	above	$0.506250			51.9%	48.1%

The following table summarizes the distributions declared since our initial public offering:

Date	Record	Date	Amount	Amount Paid to	Amount Paid to
Declared	Date	Paid	Per Unit	Limited Partners	General Partner
				(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927

Several of our business combination agreements contain provisions that temporarily limit the distributions to which the newly-issued units were entitled. The following table summarizes the number of equivalent units that were not eligible to receive a distribution on each of the record dates:

Equivalent
Units Not
Record Date	Eligible
August 3, 2011	—
October 31, 2011	4,000,000
February 3, 2012	7,117,031
April 30, 2012	3,932,031
August 3, 2012	17,862,470
October 29, 2012	516,978
February 4, 2013	1,202,085

Equity-Based Incentive Compensation

Our general partner has adopted the NGL Energy Partners LP 2011 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) for the employees and directors of our general partner and its affiliates who perform services for us.  The Long-Term Incentive Plan allows for the

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

issuance of restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards, as discussed below.  The number of common units that may be delivered pursuant to awards under the plan is limited to 10% of the issued and outstanding common and subordinated units.  The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common and subordinated units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount.  Units withheld to satisfy tax withholding obligations will not be considered to be delivered under the Long-Term Incentive Plan.  In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award will again be available for new awards under the Long-Term Incentive Plan.  Common units to be delivered pursuant to awards under the Long-Term Incentive Plan may be newly issued common units, common units acquired by us in the open market, common units acquired by us from any other person, or any combination of the foregoing.  If we issue new common units with respect to an award under the Long-Term Incentive Plan, the total number of common units outstanding will increase.

During the nine months ended December 31, 2012, the Board of Directors of our general partner granted 1,651,400 restricted units to employees and directors.  The restricted units will vest in tranches subject to the continued service of the recipients.  The awards may also vest in the event of a change in control, at the discretion of the Board of Directors.  No distributions will accrue to or be paid on the restricted units during the vesting period.  The expected vesting of the awards is summarized below:

Vesting Date	Number of Awards
January 1, 2013	218,500
July 1, 2013	381,300
July 1, 2014	357,800
July 1, 2015	269,300
July 1, 2016	259,500
July 1, 2017	165,000

For the awards that vested on January 1, 2013, we issued 156,802 common units to the recipients. We withheld 61,698 common units, in return for which we paid withholding taxes on behalf of the recipients.

The weighted-average fair value of the awards was $19.62 at December 31, 2012, which was calculated as the closing price of the common units on December 31, 2012, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period.  We record the expense for each tranche on a straight-line basis over the period beginning with the vesting of the previous tranche and ending with the vesting of the tranche.  We adjust the cumulative expense recorded through the reporting date using the estimated fair value of the awards at the reporting date.  We recorded $2.4 million of general and administrative expense related to these awards during the three months ended December 31, 2012 and $5.3 million of general and administrative expense related to these awards during the nine months ended December 31, 2012.  We account for these as liability awards. The balance in other current liabilities on our consolidated balance sheet at December 31, 2012 includes $5.3 million related to these awards.

We estimate that the expense we will record on the awards granted as of December 31, 2012 will be as follows (in thousands), after taking into consideration an estimate of forfeitures.  For purposes of this calculation, we have used the closing price of the common units on December 31, 2012.

Year ending March 31,
2013 (three months)	$4,110
2014	9,742
2015	5,881
2016	4,965
2017	3,375
2018	722
Total	$28,795

As of December 31, 2012, 3,659,556 units remain available for issuance under the Long-Term Incentive Plan.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Note 11 — Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.  The carrying amounts of our debt obligations reasonably approximate their fair values at December 31, 2012, as most of our debt is subject to terms that were recently negotiated.

Interest Rate Swap Agreement

We have entered into an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long term debt.  This agreement effectively converts a portion of our floating rate debt into fixed rate debt on a notional amount of $8.5 million and ends on December 31, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under these swaps are based on three-month LIBOR rates.  We do not account for this agreement as a hedge.  We recorded a liability of $0.1 million at December 31, 2012 and a liability of $0.2 million at March 31, 2012 related to this agreement.

Commodity Derivatives

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at December 31, 2012:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$4,332	$(2,615)
Level 2 measurements	21,472	(12,700)
	25,804	(15,315)
Netting of counterparty contracts	(8,938)	8,938
Cash collateral provided or held	(4,038)	—
Commodity contracts reported on consolidated balance sheet	$12,828	$(6,377)

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

The commodity derivative assets (liabilities) are reported in the following accounts on the consolidated balance sheets:

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

	December 31,	March 31,
	2012	2012
	(in thousands)
Other current assets	$12,367	$—
Other noncurrent assets	461	—
Other current liabilities	(6,268)	(36)
Other noncurrent liabilities	(109)	—
Net asset (liability)	$6,451	$(36)

The following table sets forth our open commodity derivative contract positions at December 31, 2012 and March 31, 2012.  We do not account for these derivatives as hedges.

Contracts	Period	Total Notional Units (Barrels)	Fair Value
		(in thousands)
As of December 31, 2012 -
Propane swaps (1)	January 2013 - March 2014	(403)	$5,680
Heating oil calls and futures (2)	January 2013 - June 2013	103	852
Crude swaps (3)	January 2013 - December 2013	(92)	(1,087)
Crude - butane spreads (4)	January 2013 - March 2014	(25)	(3,647)
Crude forwards (5)	January 2013 - December 2013	224	214
Butane forwards (6)	January 2013 - March 2014	53	8,477
			10,489
Less: Margin deposits			(4,038)
Net fair value of commodity derivatives on consolidated balance sheet			$6,451

As of March 31, 2012 -
Propane swaps	April 2012 - March 2013	(460)	$(36)

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

(3)         Crude swaps — Our crude oil logistics operations routinely enter into crude oil purchase and sale contracts that are priced based on a crude oil index. These indices may vary in the type or location of crude oil, or in the timing of delivery within a given month.  The contracts listed in this table as “crude swaps” represent hedges against the risk that changes in the different index prices would reduce the margins between the purchase and the sale transactions.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

(4)         Crude-butane spreads — Our natural gas liquids logistics business has entered into certain forward contracts to sell butane at a price that will be calculated as a specified percentage of a crude oil index at the delivery date.  The contracts listed in this table as “crude — butane spreads” represent financial derivatives we have entered into as economic hedges against the risk that the spread between butane prices and crude prices will narrow between the time we entered into the butane forward sale contracts and the expected delivery dates.

(5)         Crude forwards — Our crude oil logistics business routinely purchases crude oil inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “crude forwards” represent financial derivatives we have entered into as an economic hedge against the risk that crude oil prices will decline while we are holding inventory.

(6)         Butane forwards — Our natural gas liquids logistics business routinely purchases butane inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “butane forwards” represent financial derivatives we have entered into as an economic hedge against the risk that butane prices will decline while we are holding inventory.

We recorded the following net gains (losses) from our commodity and interest rate derivatives during the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Commodity contracts -
Unrealized gain (loss)	$(159)	$938	$11,246	$76
Realized gain (loss)	7,164	711	778	2,103
Interest rate swaps	—	6	(5)	(281)
Total	$7,005	$1,655	$12,019	$1,898

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

Our counterparties consist primarily of financial institutions and energy companies.  This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

As described in Note 3, we completed a business combination in November 2012 whereby we acquired Pecos, which conducts crude oil logistics operations in Texas and New Mexico.  The acquired operations sell a substantial amount of crude oil each month to one customer.  The credit terms with this customer call for us to collect payment on a monthly basis.  We entered into an agreement with the sellers of Pecos to provide some protection against the risk that we may be unable to collect our receivables from this significant customer.  The sellers of Pecos agreed to place certain of our common units that they own into escrow; if the customer defaults on its obligation to us within the six months following the date of the business combination, the sellers of Pecos will return the common units to us as partial compensation for the loss we would sustain on the uncollectable accounts receivable.  This agreement may terminate early if we obtain a new credit enhancement facility to replace this agreement. In addition, the number of common units we would be entitled to recover under this agreement could be reduced if there is a decline in our sales to the customer.

A customer we acquired in our acquisition of Pecos did not pay the full amount of our November billing for transportation services and is questioning whether our transportation rate schedule is correct. We have billed this customer consistent with Pecos’ past practice. We continue to discuss this matter with the customer, and at this time we are not able to reliably predict the outcome of these discussions, but we do not believe the outcome will have a material adverse effect on our consolidated financial position or results of operations.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

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

Our crude oil logistics segment sells crude oil and provides crude oil transportation services to wholesalers, refiners, and producers.  These operations began with our June 2012 merger with High Sierra.

Our water services segment provides services for the transportation, treatment, and disposal of wastewater generated from oil and natural gas production, and generates revenue from the sale of recycled wastewater and recovered hydrocarbons.  These operations began with our June 2012 merger with High Sierra.

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Retail propane -
Propane sales	$84,258	$56,946	$162,049	$83,212
Distillate sales	33,062	—	55,685	—
Other retail sales	10,585	5,755	26,382	11,575
Natural gas liquids logistics -
Propane sales	255,157	340,006	477,981	651,247
Other natural gas liquids sales	286,598	89,063	626,360	165,769
Storage and transportation revenues	8,822	996	17,143	1,756
Crude oil logistics	684,228	—	1,472,439	—
Water services	22,806	—	40,557	—
Other	1,381	—	2,842	—
Elimination of intersegment sales	(48,689)	(22,117)	(81,284)	(42,015)
Total revenues	$1,338,208	$470,649	$2,800,154	$871,544

Depreciation and amortization:
Retail propane	$6,987	$4,237	$18,915	$6,692
Natural gas liquids logistics	2,265	1,165	7,715	1,788
Crude oil logistics	1,904	—	3,844	—
Water services	7,235	—	10,285	—
Corporate and other	356	—	576	—
Total depreciation and amortization	$18,747	$5,402	$41,335	$8,480

Operating income (loss):
Retail propane	$16,437	$4,851	$9,797	$(1,441)
Natural gas liquids logistics	25,090	4,710	36,492	3,318
Crude oil logistics	11,407	—	17,226	—
Water services	5,499	—	10,046	—
Corporate and other	(8,210)	(920)	(19,827)	(3,446)
Total operating income (loss)	$50,223	$8,641	$53,734	$(1,569)

Other items not allocated by segment:
Interest income	241	197	870	422
Interest expense	(9,762)	(2,676)	(22,254)	(4,989)
Loss on early extinguishment of debt	—	—	(5,769)	—
Other income, net	20	86	49	215
Income tax expense	(245)	(158)	(781)	(158)
Net income (loss)	$40,477	$6,090	$25,849	$(6,079)

Additions to property, plant and equipment, including acquisitions (accrual basis):
Retail propane	$9,816	$100,095	$67,063	$103,151
Natural gas liquids logistics	8,452	65,355	13,896	65,583
Crude oil logistics	53,913	—	82,227	—
Water services	34,227	—	130,584	—
Corporate and other	3,799	—	17,156	—
Total	$110,207	$165,450	$310,926	$168,734

		March 31,
	December 31,	2012
	2012	(Note 3)
	(in thousands)
Total assets:
Retail propane	$523,108	$417,639
Natural gas liquids logistics	567,243	325,173
Crude oil logistics	684,979	—
Water services	621,997	—
Corporate and other	40,142	6,707
Total	$2,437,469	$749,519

Long-lived assets, net:
Retail propane	$450,223	$366,242
Natural gas liquids logistics	239,694	176,419
Crude oil logistics	349,085	—
Water services	445,781	—
Corporate and other	32,579	5,468
Total	$1,517,362	$548,129

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

As of December 31, 2012 and March 31, 2012, and for the

Three Months and Nine Months Ended December 31, 2012 and 2011

Note 13 — Transactions with Affiliates

Since our business combination with SemStream on November 1, 2011, SemGroup Corporation (“SemGroup”) has held ownership interests in us and in our general partner, and has had the right to appoint two members to the Board of Directors of our general partner. Subsequent to November 1, 2011, our natural gas liquids logistics segment has sold natural gas liquids to and purchased natural gas liquids from affiliates of SemGroup. These transactions are included within revenues and cost of sales of our natural gas liquids logistics business in our consolidated statements of operations.

Certain members of management of High Sierra who joined our management team upon completion of the June 19, 2012 merger with High Sierra own interests in several entities. Subsequent to this business combination with High Sierra, we have purchased products and services from and have sold products and services to these entities. The majority of these transactions are reported within cost of sales in our consolidated statements of operations, although approximately $1.3 million of these transactions during the three and nine months ended December 31, 2012 were accounted for as increases to property, plant and equipment.

These transactions are summarized in the table below (in thousands):

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2012	2012

Sales to SemGroup	$8,091	$32,371
Purchases from SemGroup	16,744	43,821
Sales to entities affiliated with High Sierra management	—	1,316
Purchases from entities affiliated with High Sierra management	2,507	10,434

In addition to the amounts shown in the table above, we completed two business combinations during the nine months ended December 31, 2012 with entities in which members of our management owned interests. We paid $14.0 million of cash (net of cash acquired) on a combined basis for these two acquisitions.

Receivables from affiliates consist of the following (in thousands):

	December 31,	March 31,
	2012	2012
Receivables from SemGroup	$835	$1,878
Receivables from entities affiliated with High Sierra management	383	—
Other	116	404
	$1,334	$2,282

Payables to affiliates consist of the following (in thousands):

	December 31,	March 31,
	2012	2012
		(Note 3)
Payables to SemGroup	$6,059	$4,699
Payables to entities affiliated with High Sierra management	468	—
Working capital settlement on Osterman acquisition	—	4,763
	$6,527	$9,462

As described in Note 1, we completed a merger with High Sierra Energy, LP and High Sierra Energy GP, LLC in June 2012, which involved certain transactions with our general partner.  We paid $91.8 million of cash, net of $5.0 million of cash acquired, and issued 18,018,468 common units to acquire High Sierra Energy, LP.  We also paid $97.4 million of High Sierra Energy, LP’s long-term debt and other obligations.  Our general partner acquired High Sierra Energy GP, LLC by paying $50 million of cash and issuing equity.  Our general partner then contributed its ownership interests in High Sierra Energy GP, LLC to us, in return for which we paid our general partner $50.0 million of cash and issued 2,685,042 common units to our general partner.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations as of and for the three months and nine months ended December 31, 2012.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Overview

NGL Energy Partners LP (“we”, “our”, “us”, or the “Partnership”) is a Delaware limited partnership formed in September 2010.  NGL Energy Holdings LLC serves as our general partner.  We completed an initial public offering in May 2011.  At the time of our initial public offering, we owned and operated retail propane and wholesale natural gas liquids businesses.  Subsequent to our initial public offering, we significantly expanded our operations through a number of business combinations, including the following:

•                  On October 3, 2011, we completed a business combination transaction with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family (collectively, “Osterman”), whereby we acquired retail propane operations in the northeastern United States.  We issued 4,000,000 common units and paid $94.9 million of cash, net of cash acquired, in exchange for the assets and operations of Osterman.  The agreement also contemplated a post-closing payment of $4.8 million for certain specified working capital items, which was paid in November 2012.

•                  On November 1, 2011, we completed a business combination transaction with SemStream, L.P. (“SemStream”), whereby we acquired SemStream’s wholesale natural gas liquids supply and marketing operations and its 12 natural gas liquids terminals.  We issued 8,932,031 common units and paid $91 million in exchange for the assets and operations of SemStream, including working capital.

•                  On January 3, 2012, we completed a business combination transaction with seven companies associated with Pacer Propane Holding, L.P. (collectively, “Pacer”), whereby we acquired retail propane operations, primarily in the western United States.  We issued 1,500,000 common units, valued at $30.4 million, and paid $32.2 million of cash in exchange for the assets and operations of Pacer, including working capital.  We also assumed $2.7 million of long-term debt in the form of non-compete agreements.

•                  On February 3, 2012, we completed a business combination transaction with North American Propane, Inc. (“North American”), whereby we acquired retail propane and distillate operations in the northeastern United States.  We paid $69.8 million of cash in exchange for the assets and operations of North American, including working capital.

•                  On June 19, 2012, we completed a business combination with High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively, “High Sierra”), whereby we acquired all of the ownership interests in High Sierra.  High Sierra’s businesses include crude oil gathering, transportation and marketing; water treatment, disposal, and transportation; and natural gas liquids transportation and marketing.  We paid $91.8 million of cash, net of $5.0 million of cash acquired, and issued 18,018,468 common units to acquire High Sierra Energy, LP.  We also paid $97.4 million of High Sierra Energy, LP’s long-term debt and other obligations.  Our general partner acquired High Sierra Energy GP, LLC by paying $50.0 million of cash and issuing equity.  Our general partner then contributed its ownership interests in High Sierra Energy GP, LLC to us, in return for which we paid our general partner $50.0 million of cash and issued 2,685,042 common units to our general partner.

•                  On November 1, 2012, we completed a business combination whereby we acquired Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”). The business of Pecos consists primarily of crude oil purchasing and logistics operations in Texas and New Mexico. We paid cash of $134.6 million at closing, subject to customary post-closing adjustments, and assumed certain obligations with a value of $10.4 million under certain equipment financing facilities. Also on November 1, 2012, we entered into a call agreement with the former owners of Pecos pursuant to which the former owners of Pecos agreed to purchase a minimum of $45.0 million or a maximum of $60.0 million of common units from us. On November 12, 2012, the former owners of Pecos purchased 1,834,414 common units from us for $45.0 million pursuant to this call agreement.

•                  On December 31, 2012, we completed a business combination transaction whereby we acquired all of the limited liability company membership interests in Third Coast Towing, LLC (“Third Coast”) for $43.0 million in cash. The business of Third Coast consists primarily of transporting crude oil via barge. The agreement contemplates a post-closing adjustment to the purchase price for certain working capital items. Also on December 31, 2012, we entered into an agreement with the former owners of Third Coast pursuant to which the former owners of Third Coast agreed to purchase a minimum of $8.0 million or a maximum of $10.0 million of common units from us. On January 11, 2013, the former owners of Third Coast purchased 344,680 common units from us for $8.0 million pursuant to this agreement.

•                  During the nine months ended December 31, 2012, we completed six separate business combination transactions to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States. On a combined basis, we paid $71.1 million of cash and issued 850,676 common units in exchange for these assets and operations, including working capital. In addition, a combined amount of approximately $0.3 million will be payable as deferred payments on the purchase prices. We also assumed $6.6 million of long-term debt in the form of non-compete agreements.

•                  During the nine months ended December 31, 2012, we completed four separate acquisitions to expand the assets and operations of our crude oil logistics and water services businesses. On a combined basis, we paid $53.3 million of cash and assumed $1.3 million of long-term debt in the form of non-compete agreements. We also issued 516,978 common units, valued at $12.4 million, as partial consideration for one of these acquisitions. Certain of the acquisition agreements contemplate post-closing adjustment to the purchase price for certain specified working capital items.

As of December 31, 2012, our businesses include:

•                  Our retail propane business, which sells propane and distillates to end users consisting of residential, agricultural, commercial, and industrial customers in more than 20 states and to certain re-sellers;

•                  Our natural gas liquids logistics business, which supplies propane and other natural gas liquids to retailers, wholesalers, and refiners throughout the United States and in Canada, and which provides natural gas liquids terminalling services through its 17 terminals throughout the United States and rail car transportation services through its fleet of owned and predominantly leased rail cars;

•                  A crude oil logistics business, the assets of which include crude oil terminals, a fleet of trucks, a fleet of leased rail cars, and several barges; and

•                  A water services business, the assets of which include water treatment and disposal facilities, a fleet of water trucks, and frac tanks.

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

Our natural gas liquids logistics segment purchases propane, butane, and other natural gas liquids from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, and other participants in the wholesale markets.  Our natural gas liquids logistics segment owns 17 terminals and operates a fleet of leased rail cars and leases storage capacity.  The margins we realize in our wholesale business are substantially lower on a per gallon basis than the margins we realize in our retail business.  We attempt to reduce our exposure to the impact of price fluctuations by using “back-to-back” contractual agreements and “pre-sale” agreements that essentially allow us to lock in a margin on a percentage of our winter volumes.  We also attempt to reduce our exposure to the impact of price fluctuations by entering into swap agreements whereby we agree to pay a floating rate and receive a fixed rate on a specified notional amount of product.  We enter into these agreements as economic hedges against the potential decline in the value of a portion of our inventory.  Our natural gas liquids logistics segment includes the operations that were previously reported in our wholesale marketing and supply and terminals segments.  Our natural gas liquids logistics segment also includes the natural gas liquids operations we acquired in our June 2012 merger with High Sierra.

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

Our water services business generates revenues from the transportation, treatment, and disposal of wastewater generated from oil and natural gas production operations, and from the re-sale of recycled water and recovered hydrocarbons.  The operations of our water services segment began with our June 2012 merger with High Sierra.

Seasonality and Weather

Seasonality and weather have a significant impact on the demand for propane and butane.  The most significant impact of seasonality and weather is on our retail segment.  A large portion of our retail operation is in the residential market where propane and distillates are used primarily for heating purposes.  Approximately 70% of our retail volume is sold during the peak heating season from October through March.  Seasonal volume variations also impact our wholesale natural gas liquids operations.  Consequently, we expect our sales, operating profits and operating cash flows to be greater in the third and fourth quarters of each fiscal year.  We have historically realized operating losses and negative operating cash flows during our first and second fiscal quarters.  See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

Commodity Price Fluctuations

Fluctuations in the price of commodities can have a direct impact on our reported revenues and sales volumes and may affect our gross margins depending on our success in passing cost increases on to our customers.  We believe that volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

The range of low and high spot propane prices per gallon at two key pricing hubs for the periods indicated and the prices as of period end were as follows:

	Conway, Kansas			Mt. Belvieu, Texas
	Spot Price			Spot Price
	Per Gallon			Per Gallon
	Low	High	At Period End	Low	High	At Period End
For the Three Months Ended December 31:
2012	$0.6613	$0.8769	$0.8306	$0.7263	$1.0050	$0.8994
2011	1.1394	1.4187	1.1394	1.3262	1.5412	1.3975
For the Nine Months Ended December 31,
2012	$0.5038	$0.9625	$0.8306	$0.7063	$1.2175	$0.8994
2011	1.1394	1.4900	1.1394	1.3262	1.6275	1.3975

Historically, we have been successful in passing on propane price increases to our customers.  We monitor propane prices daily and adjust our retail prices to maintain expected margins by passing on the wholesale costs to our customers.

The range of high and low spot butane prices per gallon at the Mt. Belvieu, Texas pricing hub for the periods indicated and the prices as of period end are as follows:

	Mt. Belvieu, Texas
	Spot Price
	Per Gallon
	Low	High	At Period End

For the Three Months Ended December 31, 2012	$1.4388	$1.8800	$1.7763
For the Nine Months Ended December 31, 2012	1.1438	1.9313	1.7763

The range of high and low spot prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices as of period end are as follows:

	Spot Price Per Barrel
	Low	High	At Period End

For the Three Months Ended December 31, 2012	$84.44	$92.39	$91.82
For the Nine Months Ended December 31, 2012	77.69	108.84	91.82

Summary Discussion of Operating Results for the Three Months Ended December 31, 2012

Our retail propane segment generated operating income of $16.4 million during the three months ended December 31, 2012, which was higher than the operating income of $4.9 million during the three months ended December 31, 2011.  Our retail propane segment generated $8.4 million of operating income during the three months ended December 31, 2012 from businesses acquired during the last twelve months, including Pacer, North American, and others.  The operations that we owned during the corresponding quarter in the prior year experienced more favorable operating results during the three months ended December 31, 2012 than during the three months ended December 31, 2011, which was due primarily to improved margins on propane sales.  Although the average selling price per gallon of propane was lower in the current year than in the prior year, the average cost per gallon decreased by a larger amount than the selling price, and volumes were similar over the two periods.

Our natural gas liquids logistics segment generated operating income of $25.1 million during the three months ended December 31, 2012.  This was due to $17.5 million of operating income related to the operations acquired in the merger with High Sierra and to $2.9 million of operating income generated by our legacy operations.

Weather conditions were unusually warm during the winter season of late calendar 2011 through early calendar 2012, which significantly reduced the demand for propane.  Because of this, and due to continued high levels of production of natural gas and limitations on export infrastructure, the market price for propane and other natural gas liquids was lower during the nine months ended December 31, 2012 than during the corresponding period in the prior year.  Weather conditions continued to be warmer than usual during the beginning of the winter season in late calendar 2012.

The operations of our crude oil logistics segment began with our acquisition of High Sierra in June 2012.  This segment generated operating income of $11.4 million during the three months ended December 31, 2012, which was reduced by losses of $4.0 million on derivatives.

The operations of our water services segment began with our acquisition of High Sierra in June 2012.  This segment generated operating income of $5.5 million during the three months ended December 31, 2012.

Analysis of our operating results by segment for the three and nine months ended December 31, 2012 is provided below.

Consolidated Results of Operations

The following table summarizes our historical consolidated statements of operations for the three and nine months ended December 31, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Revenues	$1,338,208	$470,649	$2,800,154	$871,544
Cost of sales	1,204,545	439,790	2,557,220	827,225
Operating and general and administrative expenses	64,693	16,816	147,865	37,408
Depreciation and amortization	18,747	5,402	41,335	8,480
Operating income (loss)	50,223	8,641	53,734	(1,569)
Interest expense	(9,762)	(2,676)	(22,254)	(4,989)
Loss on early estinguishment of debt	—	—	(5,769)	—
Interest and other income	261	283	919	637
Income (loss) before income taxes	40,722	6,248	26,630	(5,921)
Income tax provision	(245)	(158)	(781)	(158)
Net income (loss)	40,477	6,090	25,849	(6,079)
Net (income) loss allocated to general partner	(942)	(6)	(1,731)	6
Net (income) loss attributable to noncontrolling interests	(301)		(250)
Net income (loss) attributable to parent equity allocated to limited partners	$39,234	$6,084	$23,868	$(6,073)

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

			Average Debt		Average Debt
	Letter of	Amortization	Balance	Average	Balance
	Credit	of Debt Issuance	Outstanding -	Interest Rate -	Outstanding -	Interest Rate -
	Fees	Costs	Revolving Facilities	Revolving Facilities	Senior Notes	Senior Notes
Three Months Ended December 31,
2012	$538	$925	$491,847	3.11%	$250,000	6.65%
2011	48	291	207,346	4.52%	—	—
Nine Months Ended December 31,
2012	$954	$2,261	$377,671	3.39%	$178,182	6.65%
2011	291	946	89,999	5.12%	—	—

On June 19, 2012, we retired our previous revolving credit facility. Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized. This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations for the nine months ended December 31, 2012.

The increased levels of debt outstanding during the nine months ended December 31, 2012 are due primarily to borrowings to finance acquisitions and working capital.

Interest and Other Income

Our non-operating income consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Interest income	$241	$197	$870	$422
Other	20	86	49	215
	$261	$283	$919	$637

Income Tax Provision

We believe that we qualify as a partnership for income tax purposes.  As such, we generally do not pay U.S. Federal income tax.  Rather, each owner reports his or her share of our income or loss on his or her individual tax return.  The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined, as we do not have access to information regarding each partner’s basis in the Partnership.

We have two taxable corporate subsidiaries in the United States and two taxable corporate subsidiaries in Canada. The income tax provision reported in our consolidated statements of operations relates primarily to these subsidiaries.

A publicly-traded partnership is required to generate at least 90% of its revenues (net of cost of sales) from certain qualifying sources. Income generated by our taxable corporate subsidiaries is excluded from this qualifying income calculation. Although we routinely generate income outside of our corporate subsidiaries that is non-qualifying, we believe that at least 90% of the income of our non-taxable subsidiaries has been qualifying income for both of the calendar years since our initial public offering.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements.  To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.  The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  We had no uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2012 or March 31, 2012.  Any interest or penalties would be recognized as a component of income tax expense.

Noncontrolling Interests

As of December 31, 2012, we have three consolidated subsidiaries in which outside parties own interests. Our ownership interests in these subsidiaries range from 60% to 80%. One of these subsidiaries was formed in March 2012, and the other two were acquired in June 2012 and October 2012, respectively.  The noncontrolling interest shown in our consolidated statements of operations for the three months and nine months ended December 31, 2012 represents the other owners’ interests in these entities.

Non-GAAP Financial Measures

The following tables reconcile net income (loss) attributable to parent equity to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures, for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
EBITDA:
Net income (loss) attributable to parent equity	$40,176	$6,090	$25,599	$(6,079)
Provision for income taxes	245	158	781	158
Interest expense	9,762	2,676	22,254	4,989
Loss on early extinguishment of debt	—	—	5,769	—
Depreciation and amortization	20,494	5,602	44,607	9,080
EBITDA	$70,677	$14,526	$99,010	$8,148
Unrealized (gain) loss on derivative contracts	159	(938)	(11,246)	(76)
Loss (gain) on sale of assets	(11)	(38)	(34)	(84)
Share-based compensation expense	2,365	—	5,322	—
Adjusted EBITDA	$73,190	$13,550	$93,052	$7,988

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

Segment Operating Results for the Three Months Ended December 31, 2012 and 2011

Items Impacting the Comparability of Our Financial Results

Our results of operations for the three months ended December 31, 2012 may not be comparable to our results of operations for the three months ended December 31, 2011, due to the business combinations described above.  The results of operations of our natural gas liquids businesses are impacted by seasonality, primarily due to the increase in volumes sold by our retail and wholesale natural gas liquids businesses during the peak heating season of October through March.  In addition, propane price fluctuations can have a significant impact on our sales volumes.  For these and other reasons, our results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Volumes Sold or Processed

The following table summarizes the volume of product sold and wastewater processed for the three months ended December 31, 2012, and 2011, respectively.  Gallons sold by our natural gas liquids logistics segment shown in the table below include sales to our retail segment.

	Three Months Ended		Change Resulting From
	December 31,		Retail	SemStream	High Sierra
Segment	2012	2011	Combinations (1)	Combination	Combinations (2)	Other
			(in thousands)
Retail propane
Propane gallons sold	42,122	24,694	17,171	—	—	257
Distillate gallons sold	8,818	—	8,818	—	—	—

Natural gas liquids logistics
Propane gallons sold	275,598	237,490	—	(3)	52,925	(14,817)
Other natural gas liquids gallons sold	205,498	50,456	—	(3)	154,061	981

Crude oil logistics
Crude oil barrels sold	7,461	—	—	—	7,461	—

Water services
Barrels of water processed	9,818	—	—	—	9,818	—

(1)         This data includes the operations of Pacer (acquired in January 2012), North American (acquired in February 2012), and certain of the retail acquisitions during the current fiscal year.

(2)         This data includes the operations of High Sierra (acquired in June 2012), Pecos (acquired in November 2012), and other smaller acquisitions of crude oil logistics and water services businesses.

(3)         Although the SemStream combination enabled us to significantly expand our wholesale supply and marketing operations, it is not possible to determine which of the volumes sold subsequent to the combination were specifically attributable to the SemStream combination and which were attributable to our historical wholesale business.

Our retail propane segment’s sales volumes for the three months ended December 31, 2012 increased approximately 26.2 million gallons over the 24.7 million gallons sold during the three months ended December 31, 2011.  The principal factor driving the increase was our business combinations.  The acquired businesses generated approximately 26.0 million gallons of propane and distillate sales during the three months ended December 31, 2012.

Sales of our natural gas liquids logistics segment increased approximately 193.2 million gallons during the three months ended December 31, 2012 as compared to sales of 287.9 million gallons during the three months ended December 31, 2011.  The primary reason for this increase in volumes was the acquisition of the operations of High Sierra in June 2012.

The operations of our crude oil logistics and water services segments began with our June 2012 merger with High Sierra.

Operating Income (Loss) by Segment

Our operating income (loss) by segment is as follows:

	Three Months Ended
	December 31,
Segment	2012	2011	Change
		(in thousands)
Retail propane	$16,437	$4,851	$11,586
Natural gas liquids logistics	25,090	4,710	20,380
Crude oil logistics	11,407	—	11,407
Water services	5,499	—	5,499
Corporate and other	(8,210)	(920)	(7,290)
Operating income	$50,223	$8,641	$41,582

The operating loss within “corporate and other” increased approximately $7.3 million during the three months ended December 31, 2012 as compared to $0.9 million during the three months ended December 31, 2011.  This increase is due in part to $3.5 million of incremental expenses associated with the corporate activities of High Sierra.  In addition, corporate general and administrative expenses for the three months ended December 31, 2012 include $2.4 million of compensation expense related to certain restricted units granted pursuant to employee and director compensation programs.  Corporate general and administrative expenses for the three months ended December 31, 2012 also include $0.8 million of costs related to acquisitions.  The operations of our compressor leasing business are also included within “corporate and other.”

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Three Months Ended		Change Resulting From
	December 31,		Retail
	2012	2011	Combinations(*)	Other
		(in thousands)
Revenues:
Propane sales	$84,258	$56,956	$35,630	$(8,328)
Distillate sales	33,062	—	33,062	—
Other sales	10,585	5,754	6,454	(1,623)
Total revenues	127,905	62,710	75,146	(9,951)
Expenses:
Cost of sales - propane	44,961	38,644	18,713	(12,396)
Cost of sales - distillates	28,986	—	28,986	—
Cost of sales - other	3,502	1,867	1,889	(254)
Operating expenses	24,125	10,599	12,500	1,026
General and administrative expenses	2,907	2,512	1,347	(952)
Depreciation and amortization expense	6,987	4,237	3,328	(578)
Total expenses	111,468	57,859	66,763	(13,154)

Segment operating income	$16,437	$4,851	$8,383	$3,203

(*) This data includes the operations of Pacer (acquired in January 2012), North American (acquired in February 2012), and certain of the retail acquisitions during the current fiscal year.

Revenues.  Propane sales for the three months ended December 31, 2012 increased approximately $27.3 million as compared to propane sales of $57.0 million during the three months ended December 31, 2011.  The principal reason for the increase in propane sales is the acquisitions of Pacer, North American, and other retail operations.  Excluding the impact of these acquisitions, propane sales were lower during the three months ended December 31, 2012 than during the three months ended December 31, 2011, due primarily to a decline in the average price per gallon sold of $0.36 during the three months ended December 31, 2012, as compared to an average price per gallon sold of $2.31 during the three months ended December 31, 2011.  Also excluding the effect of these acquisitions, volumes sold during the three months ended December 31, 2012 were similar to volumes sold during the three months ended December 31, 2011.

Our acquired operations generated propane sales of $35.6 million during the three months ended December 31, 2012, consisting of approximately 17.2 million gallons sold at an average price of $2.08 per gallon.  The average selling price per gallon for the acquired operations was higher than the average selling price for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, further away from the primary sources of propane supply than are the markets served by our historical operations.

Our acquired operations generated $33.1 million of revenue from the sales of distillates during the three months ended December 31, 2012, consisting of 8.8 million gallons sold at an average selling price of $3.75 per gallon.

Cost of Sales.  Propane cost of sales for the three months ended December 31, 2012 increased approximately $6.3 million as compared to propane cost of sales of $38.6 million during the three months ended December 31, 2011.  This increase in propane cost of sales is due primarily to the acquisitions of Pacer, North American, and other retail acquisitions.  Excluding the impact of these acquisitions, propane cost of sales was lower during the three months ended December 31, 2012 than during the three months ended December 31, 2011, due primarily to a decline in the average cost per gallon sold of $0.51 during the three months ended December 31, 2012, as compared to an average price per gallon sold of $1.56 during the three months ended December 31, 2011.  Also excluding the effect of these acquisitions, volumes sold during the three months ended December 31, 2012 were similar to volumes sold during the three months ended December 31, 2011.

Our acquired Pacer, North American, and other retail operations generated propane cost of sales of $18.7 million during the three months ended December 31, 2012, consisting of approximately 17.2 million gallons sold at an average cost of $1.09 per gallon.  The average cost per gallon for the acquired operations was higher than the average cost for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, further away from the primary sources of propane supply than are the markets served by our historical operations.

Our acquired operations generated $28.9 million of cost of sales for distillates during the three months ended December 31, 2012, consisting of 8.8 million gallons sold at an average cost of $3.29 per gallon.  Cost of distillate sales during the three months ended December 31, 2012 was increased by approximately $1.0 million of realized and unrealized losses on derivatives.

Operating Expenses.  Operating expenses of our retail propane segment increased approximately $13.5 million during the three months ended December 31, 2012 as compared to operating expenses of $10.6 million during the three months ended December 31, 2011.  This increase is due primarily to the impact of our Pacer, North American, and other retail acquisitions, the operations of which generated $12.5 million of operating expenses during the three months ended December 31, 2012.

General and Administrative Expenses.  General and administrative expenses of our retail propane segment increased approximately $0.4 million during the three months ended December 31, 2012 as compared to general and administrative expenses of $2.5 million during the three months ended December 31, 2011.  The principal factor causing the increase is the impact of our Pacer, North American, and other retail acquisitions, the operations of which generated $1.3 million of general and administrative expense during the three months ended December 31, 2012.

Depreciation and Amortization.  Depreciation and amortization expense of our retail propane segment increased approximately $2.8 million during the three months ended December 31, 2012 as compared to depreciation and amortization expense of $4.2 million during the three months ended December 31, 2011.  The increase is due primarily to the impact of our Pacer, North American, and other retail acquisitions, the operations of which generated $3.3 million of depreciation and amortization expense during the three months ended December 31, 2012.

Operating Income.  Our retail propane segment had operating income of approximately $16.4 million during the three months ended December 31, 2012 compared to operating income of $4.9 million during the three months ended December 31, 2011.  The increased operating income is due primarily to $8.4 million of operating income from our acquired operations and improved margins on propane sales.

Natural Gas Liquids Logistics

The following table compares the operating results of our natural gas liquids logistics segment for the periods indicated:

	Three Months Ended		Change Resulting From
	December 31,		High Sierra
	2012	2011	Combination	Other
		(in thousands)
Revenues:
Propane sales	$255,157	$340,006	$41,576	$(126,425)
Other natural gas liquids sales	286,598	89,063	199,150	(1,615)
Transportation and other revenues	8,822	996	4,115	3,711
Total revenues (1)	550,577	430,065	244,841	(124,329)

Expenses:
Cost of sales - propane	242,642	334,635	38,333	(130,326)
Cost of sales - other NGLs	266,665	86,614	182,204	(2,153)
Cost of sales - storage and other	3,760	156	—	3,604
Operating expenses	8,758	2,054	5,691	1,013
General and administrative expenses	1,397	731	566	100
Depreciation and amortization expense	2,265	1,165	595	505
Total expenses	525,487	425,355	227,389	(127,257)

Segment operating income	$25,090	$4,710	$17,452	$2,928

(1)         The revenues in this table include $42.4 million of sales to our retail propane segment during the three months ended December 31, 2012 and $22.1 million of sales to our retail propane segment during the three months ended December 31, 2011. These intercompany sales, along with a corresponding amount of cost of sales, are eliminated in our consolidated statement of operations.

Revenues.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, revenues from wholesale propane sales decreased approximately $126.4 million during the three months ended December 31, 2012, as compared to $340.0 million during the three months ended December 31, 2011.  This resulted from a decrease in the average selling price of $0.47 per gallon, as compared to an average selling price per gallon of $1.43 in the prior year.  Volume sold decreased by approximately 14.8 million gallons, as compared to 237.5 million gallons sold in the prior year.

During the three months ended December 31, 2012, the operations of High Sierra contributed revenues of $41.6 million from propane sales.  This consisted of sales of 52.9 million gallons of propane at an average price of $0.79 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, revenues from wholesale sales of other natural gas liquids decreased approximately $1.6 million during the three months ended December 31, 2012, as compared to revenues of $89.1 million during the three months ended December 31, 2011.  This resulted from an increase in volume sold of approximately 1.0 million gallons as compared to 50.5 million gallons sold in the prior year, which was offset by a decrease in the average selling price of $0.07 per gallon, as compared to $1.77 per gallon in the prior year.

During the three months ended December 31, 2012, the operations of High Sierra contributed revenues of $199.2 million from sales of other natural gas liquids (primarily butane).  This resulted from sales of 154.1 million gallons of other natural gas liquids at an average price of $1.29 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, the increase in volume sold is due primarily to the SemStream acquisition, which expanded the markets we are able to serve.  We believe the decline in average selling prices is due primarily to a greater than normal supply in the marketplace, due in part to low demand as a result of mild weather.

Transportation and other revenues for the three months ended December 31, 2012 relate primarily to fees charged for transporting customer-owned product by rail car.

Cost of Sales.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, costs of wholesale propane sales decreased approximately $130.3 million during the three months ended December 31, 2012, as compared to $334.6 million during the three months ended December 31, 2011.  This resulted from a decrease in the average cost of $0.49 per gallon, as compared to an average cost per gallon of $1.41 in the prior year.  Volume sold decreased by approximately 14.8 million gallons, as compared to 237.5 million gallons sold in the prior year.  Cost of propane sales were reduced by $1.2 million during the three months ended December 31, 2012 due to $6.4 million of realized gains on derivatives, partially offset by $5.2 million of unrealized losses on derivatives.  These derivatives consisted primarily of propane swaps that we entered into as economic hedges against the potential decline in the market value of our propane inventories.

During the three months ended December 31, 2012, the cost of propane sales of the High Sierra operations was $38.3 million.  This consisted of sales of 52.9 million gallons of propane at an average cost of $0.72 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, cost of wholesale sales of other natural gas liquids decreased approximately $2.2 million during the three months ended December 31, 2012, as compared to $86.6 million during the three months ended December 31, 2011.  This resulted from an increase in volume sold of approximately 1.0 million gallons as compared to 50.5 million gallons in the prior year that was offset by a decrease in the average cost of $0.07 per gallon, as compared to $1.72 per gallon in the prior year.

During the three months ended December 31, 2012, the cost of other natural gas liquids sales of the High Sierra operations was $182.2 million.  This consisted of sales of 154.1 million gallons of other natural gas liquids (primarily butane) at an average cost of $1.18 per gallon.  Cost of sales associated with the operations acquired from High Sierra during the three months ended December 31, 2012 was reduced by $10.5 million due to $10.6 million of unrealized gains on derivatives, partially offset by $0.1 million of realized losses on derivatives.  These derivatives consisted primarily of instruments that we entered into as economic hedges against the potential decline in the market value of our butane inventories.

Other cost of sales for the three months ended December 31, 2012 relates primarily to the cost of leasing rail cars used in the transportation of customer-owned crude oil.  We began these operations during the nine months ended December 31, 2012.

Operating Expenses.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, operating expenses of our wholesale supply and marketing segment increased approximately $1.0 million during the three months ended December 31, 2012 as compared to operating expenses of $2.1 million during the three months ended December 31, 2011.  The increase in operating expenses is due primarily to increased compensation and terminal operating expenses resulting from our SemStream combination.  During the three months ended December 31, 2012, our natural gas liquids logistics segment incurred $5.7 million of operating expenses related to the operations of High Sierra.

General and Administrative Expenses.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, general and administrative expenses of our wholesale supply and marketing segment during the three months ended December 31, 2012 were similar to the expenses during the three months ended December 31, 2011.  During the three months ended December 31, 2012, our natural gas liquids logistics segment incurred $0.6 million of general and administrative expenses related to the operations of High Sierra.

Depreciation and Amortization Expense.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, depreciation and amortization expense of our wholesale supply and marketing segment increased approximately $0.5 million during the three months ended December 31, 2012, as compared to depreciation and amortization expense of approximately $1.2 million during the three months ended December 31, 2011.  This increase is due primarily to depreciation and amortization expense related to assets acquired in the SemStream combination, including depreciation of terminal assets and amortization on customer relationship intangible assets.  During the three months ended December 31, 2012, our natural gas liquids logistics segment recorded $0.6 million of depreciation and amortization expense related to assets acquired in our merger with High Sierra.

Operating Income.  Our natural gas liquids logistics segment had operating income of approximately $25.1 million during the three months ended December 31, 2012 as compared to operating income of $4.7 million during the three months ended December 31, 2011.  The increased operating income is due primarily to the acquisition of the natural gas liquids operations in our June 2012 merger with High Sierra.

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the three months ended December 31, 2012 (amounts in thousands).  The operations of our crude oil logistics segment began with our June 2012 merger with High Sierra.

Revenues:
Crude oil sales (1)	$683,054
Crude oil transportation	1,174
Total revenues	684,228
Expenses:
Cost of sales	661,219
Operating expenses	8,631
General and administrative expenses	1,067
Depreciation and amortization expense	1,904
Total expenses	672,821
Segment operating income	$11,407

(1)         The revenues in this table include $6.2 million of sales between our crude logistics and water services segments during the three months ended December 31, 2012. These intercompany sales, along with a corresponding amount of cost of sales, are eliminated in our consolidated statement of operations.

Revenues.  We generated revenue of $683.1 million from crude oil sales during the three months ended December 31, 2012, selling 7.5 million barrels at an average price of $91.55 per barrel.  We also generated $1.2 million of revenue from the transportation of crude oil owned by other parties.

Cost of Sales.  Our cost of crude oil sold was $661.2 million during the three months ended December 31, 2012.  We sold 7.5 million barrels at an average cost of $88.62 per barrel.  Our cost of sales during the three months ended December 31, 2012 included $4.9 million of unrealized losses on derivatives, partially offset by $1.0 million of realized gains on derivatives.

Other Operating Expenses.  Our crude oil operations generated $9.7 million of operating and general and administrative expenses during the three months ended December 31, 2012.  Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $1.9 million during the three months ended December 31, 2012.

Water Services

The following table summarizes the operating results of our water services segment for the three months ended December 31, 2012 (amounts in thousands).  The operations of our water services segment began with our June 2012 merger with High Sierra.

Revenues:
Water treatment and disposal	$20,563
Water transportation	2,243
Total revenues	22,806
Expenses:
Cost of sales	1,499
Operating expenses	8,035
General and administrative expenses	538
Depreciation and amortization expense	7,235
Total expenses	17,307
Segment operating income	$5,499

Revenues.  Our water services segment generated $20.6 million of processing revenue during the three months ended December 31, 2012, processing 9.8 million barrels of wastewater at an average revenue of $2.09 per barrel.  Our water transportation business generated $2.2 million of revenues.

Cost of Sales.  The cost of sales for our water services segment was $1.5 million for the three months ended December 31, 2012, an average cost of $0.15 per barrel processed.  Cost of sales was reduced by $0.3 million of unrealized gains on derivatives, which was partially offset by $0.1 million of realized losses on derivatives.  A portion of our processing revenue is generated from the sale of recovered hydrocarbons; we enter into derivatives to protect against the risk of a decline in the market price of a portion of the hydrocarbons we expect to recover.

Other Operating Expenses.  Our water services segment generated $8.6 million of operating and general and administrative expenses during the three months ended December 31, 2012.  Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $7.2 million during the three months ended December 31, 2012.

Segment Operating Results for the Nine Months Ended December 31, 2012 and 2011

Items Impacting the Comparability of Our Financial Results

Our results of operations for the nine months ended December 31, 2012 may not be comparable to our results of operations for the nine months ended December 31, 2011, due to the business combinations described above.  The results of operations of our natural gas liquids businesses are impacted by seasonality, primarily due to the increase in volumes sold by our retail and wholesale natural gas liquids businesses during the peak heating season of October through March.  In addition, propane price fluctuations can have a significant impact on our sales volumes.  For these and other reasons, our results of operations for the nine months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Volumes Sold or Processed

The following table summarizes the volume of product sold and wastewater processed for the nine months ended December 31, 2012 and 2011, respectively.  Gallons sold by our natural gas liquids logistics segment shown in the table below include sales to our retail segment.

	Nine Months Ended		Change Resulting From
	December 31,		Retail	SemStream	High Sierra
Segment	2012	2011	Combinations (1)	Combination	Combinations (2)	Other
				(in thousands)
Retail propane
Propane gallons sold	81,449	37,658	43,314	—	—	477
Distillate gallons sold	15,091	—	15,091	—	—	—

Natural gas liquids logistics
Propane gallons sold	532,353	449,656	—	(3)	75,460	7,237
Other natural gas liquids gallons sold	457,248	88,556	—	(3)	314,302	54,390

Crude oil logistics
Crude oil barrels sold	15,922	—	—	—	15,922	—

Water services
Barrels of water processed	16,593	—	—	—	16,593	—

(1)         This data includes the operations of Pacer (acquired in January 2012), North American (acquired in February 2012), and certain of the retail acquisitions during the current fiscal year. This data also includes the operations of Osterman (acquired in October 2012) from April 1, 2012 through September 30, 2012.

(2)         This data includes the operations of High Sierra (acquired in June 2012), Pecos (acquired in November 2012), and other smaller acquisitions of crude oil logistics and water services businesses.

(3)         Although the SemStream combination enabled us to significantly expand our wholesale supply and marketing operations, it is not possible to determine which of the volumes sold subsequent to the combination were specifically attributable to the SemStream combination and which were attributable to our historical wholesale business.

Our retail propane segment’s sales volumes for the nine months ended December 31, 2012 increased approximately 58.9 million gallons over the 37.7 million gallons sold during the nine months ended December 31, 2011. The principal factor driving the increase was our business combinations. The acquired businesses generated approximately 58.4 million gallons of propane and distillate sales during the nine months ended December 31, 2012.

Sales of our natural gas liquids logistics segment increased approximately 451.4 million gallons during the nine months ended December 31, 2012 as compared to sales of 538.2 million gallons during the nine months ended December 31, 2011. The primary reason for this increase in volumes was the acquisition of the operations of High Sierra in a June 2012 merger. An additional reason for the increase in wholesale volumes was the business combination with SemStream in November 2011. The combination facilitated an increase in our wholesale supply and marketing activities, as the acquisition of terminals and leased rail cars gave us more flexibility in the markets we can serve.

The operations of our crude oil logistics and water services segments began with our June 2012 merger with High Sierra.

Operating Income (Loss) by Segment

	Nine Months Ended
	December 31,
Segment	2012	2011	Change
		(in thousands)
Retail propane	$9,797	$(1,441)	$11,238
Natural gas liquids logistics	36,492	3,318	33,174
Crude oil logistics	17,226	—	17,226
Water services	10,046	—	10,046
Corporate and other	(19,827)	(3,446)	(16,381)
Operating income (loss)	$53,734	$(1,569)	$55,303

The operating loss within “corporate and other” increased approximately $16.4 million during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011.  This increase is due in part to $6.2 million of incremental expenses associated with the corporate activities of High Sierra.  In addition, corporate general and administrative expenses for the nine months ended December 31, 2012 include $5.3 million of compensation expense related to employee and director compensation programs and $5.2 million of expenses related acquisitions.  The operations of our compressor leasing business are also included within “corporate and other.”

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Nine Months Ended		Change Resulting From
	December 31,		Retail
	2012	2011	Combinations(*)	Other
	(in thousands)
Revenues:
Propane sales	$162,049	$83,212	$92,068	$(13,231)
Distillate sales	55,685	—	55,685	—
Other sales	26,382	11,575	16,993	(2,186)
Total revenues	244,116	94,787	164,746	(15,417)
Expenses:
Cost of sales - propane	87,450	57,536	49,957	(20,043)
Cost of sales - distillates	47,883	—	47,883	—
Cost of sales - other	9,223	4,289	5,432	(498)
Operating expenses	63,193	22,893	39,150	1,150
General and administrative expenses	7,655	4,818	4,854	(2,017)
Depreciation and amortization expense	18,915	6,692	12,185	38
Total expenses	234,319	96,228	159,461	(21,370)

Segment operating income (loss)	$9,797	$(1,441)	$5,285	$5,953

(*)         This data includes the operations of Pacer (acquired in January 2012), North American (acquired in February 2012), and certain of the retail acquisitions during the current fiscal year. This data also includes the operations of Osterman (acquired in October 2012) from April 1, 2012 through September 30, 2012.

Revenues.  Propane sales for the nine months ended December 31, 2012 increased approximately $78.8 million as compared to propane sales of $83.2 million during the nine months ended December 31, 2011.  The principal reason for the increase in propane sales is the acquisitions of Osterman, Pacer, North American, and other retail operations.  Excluding the impact of these acquisitions, propane sales were lower during the nine months ended December 31, 2012 than during the nine months ended December 31, 2011, due primarily to a decline in the average price per gallon sold of $0.37 during the nine months ended December 31, 2012, as compared to an average price per gallon sold of $2.21 during the nine months ended December 31, 2011.  Excluding the effect of these acquisitions, volumes sold during the nine months ended December 31, 2012 were similar to volumes sold during the nine months ended December 31, 2011.

Our acquired Osterman, Pacer, North American, and other retail operations generated propane sales of $92.1 million during the nine months ended December 31, 2012, consisting of approximately 43.3 million gallons sold at an average price of $2.13 per gallon.  The average selling price per gallon for the acquired operations was higher than the average selling price for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, further away from the primary sources of propane supply than are the markets served by our historical operations.

Our acquired operations generated $55.7 million of revenue from the sales of distillates during the nine months ended December 31, 2012, consisting of 15.1 million gallons sold at an average selling price of $3.69 per gallon.

Cost of Sales.  Propane cost of sales for the nine months ended December 31, 2012 increased approximately $29.9 million as compared to propane cost of sales of $57.5 million during the nine months ended December 31, 2011.  This increase in propane cost of sales is due primarily to the acquisitions of Osterman, Pacer, North American, and other retail operations.  Excluding the impact of these acquisitions, propane cost of sales was lower during the nine months ended December 31, 2012 than during the nine months ended December 31, 2011, due primarily to a decline in the average cost per gallon sold of $0.54 during the nine months ended December 31, 2012, as compared to an average price per gallon sold of $1.53 during the nine months ended December 31, 2011.  Excluding the effect of these acquisitions, volumes sold during the nine months ended December 31, 2012 were similar to volumes sold during the nine months ended December 31, 2011.

Our acquired Osterman, Pacer, North American, and other retail operations generated propane cost of sales of $50.0 million during the nine months ended December 31, 2012, consisting of approximately 43.3 million gallons sold at an average cost of $1.15 per gallon. The average cost per gallon for the acquired operations was higher than the average cost for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, further away from the primary sources of propane supply than are the markets served by our historical operations.

Our acquired operations generated $47.9 million of cost of sales for distillates during the nine months ended December 31, 2012, consisting of 15.1 million gallons sold at an average cost of $3.17 per gallon.

Operating Expenses.  Operating expenses of our retail propane segment increased approximately $40.3 million during the nine months ended December 31, 2012 as compared to operating expenses of $22.9 million during the nine months ended December 31, 2011. This increase is due primarily to the impact of our Osterman, Pacer, North American, and other retail acquisitions, the operations of which generated $39.2 million of operating expense during the nine months ended December 31, 2012.

General and Administrative Expenses.  General and administrative expenses of our retail propane segment increased approximately $2.8 million during the nine months ended December 31, 2012 as compared to general and administrative expenses of $4.8 million during the nine months ended December 31, 2011. The principal factor causing the increase is the impact of our Osterman, Pacer, North American, and other retail acquisitions, the operations of which generated $4.9 million of general and administrative expense during the nine months ended December 31, 2012.

Depreciation and Amortization.  Depreciation and amortization expense of our retail propane segment increased approximately $12.2 million during the nine months ended December 31, 2012 as compared to depreciation and amortization expense of $6.7 million during the nine months ended December 31, 2011. The increase is due primarily to the impact of our Osterman, Pacer, North American, and other retail acquisitions, the operations of which generated $12.2 million of depreciation and amortization expense during the nine months ended December 31, 2012.

Operating Income.  Our retail propane segment had operating income of approximately $9.8 million during the nine months ended December 31, 2012 compared to an operating loss of $1.4 million during the nine months ended December 31, 2011. The increased operating income is due in part to the acquired operations. Excluding these acquired operations, our retail segment’s operating income was higher during the nine months ended December 31, 2012 than during the nine months ended December 31, 2011, due primarily to improved margins on propane sales.

Natural Gas Liquids Logistics

The following table compares the operating results of our wholesale supply and marketing segment for the periods indicated:

	Nine Months Ended		Change Resulting From
	December 31,		High Sierra
	2012	2011	Combination	Other
	(in thousands)

Revenues:
Propane sales	$477,981	$651,247	$58,668	$(231,934)
Other natural gas liquids sales	626,360	165,769	398,523	62,068
Transportation and other revenues	17,143	1,756	6,623	8,764
Total revenues (1)	1,121,484	818,772	463,814	(161,102)

Expenses:
Cost of sales - propane	450,803	644,137	52,651	(245,985)
Cost of sales - other NGLs	594,616	162,923	371,916	59,777
Costs of sales - other	8,898	355	—	8,543
Operating expenses	19,264	4,152	10,473	4,639
General and administrative expenses	3,696	2,099	1,117	480
Depreciation and amortization expense	7,715	1,788	1,440	4,487
Total expenses	1,084,992	815,454	437,597	(168,059)

Segment operating income	$36,492	$3,318	$26,217	$6,957

(1)         The revenues in this table include $71.4 million of sales to our retail propane segment during the nine months ended December 31, 2012 and $42.0 million of sales to our retail propane segment during the nine months ended December 31, 2011. These intercompany sales, along with a corresponding amount of cost of sales, are eliminated in our consolidated statements of operations.

Revenues.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, revenues from wholesale propane sales decreased approximately $231.9 million during the nine months ended December 31, 2012, as compared to $651.2 million during the nine months ended December 31, 2011.  This resulted from a decrease in the average selling price of $0.53 per gallon, as compared to an average selling price per gallon of $1.45 in the prior year.  This decrease in revenue was partially offset by an increase in volume sold of approximately 7.2 million gallons, as compared to 449.7 million gallons sold in the prior year.

During the nine months ended December 31, 2012, the operations of High Sierra contributed revenues of $58.7 million from propane sales.  These operations sold 75.5 million gallons of propane at an average price of $0.78 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, revenues from wholesale sales of other natural gas liquids increased approximately $62.1 million during the nine months ended December 31, 2012, as compared to $165.8 million during the nine months ended December 31, 2011. This resulted from an increase in volume sold of approximately 54.4 million gallons as compared to 88.6 million gallons in the prior year, partially offset by a decrease in the average selling price of $0.28 per gallon, as compared to $1.87 per gallon in the prior year.

During the nine months ended December 31, 2012, the operations of High Sierra contributed revenues of $398.5 million from sales of other natural gas liquids (primarily butane).  These operations sold 314.3 million gallons of other natural gas liquids at an average price of $1.27 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, the increase in volume sold is due primarily to the SemStream acquisition, which expanded the markets we are able to serve. We believe the decline in average selling prices is due primarily to a greater than normal supply in the marketplace, due in part to low demand as a result of mild weather.

Transportation and other revenues for the nine months ended December 31, 2012 relate primarily to fees charged for transporting customer-owned product by rail car.

Cost of Sales.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, costs of wholesale propane sales decreased approximately $246.0 million during the nine months ended December 31, 2012, as compared to $644.1 million during the nine months ended December 31, 2011.  This resulted from a decrease in the average cost of $0.56 per gallon, as compared to an average cost per gallon of $1.43 in the prior year.  This decrease in cost was partially offset by an increase in volume sold of approximately 7.2 million gallons, as compared to 449.7 million gallons sold in the prior year.  Cost of propane sales were reduced by $14.5 million during the nine months ended December 31, 2012 due to $8.6 million of realized gains and $5.9 million of unrealized gains on derivatives.  These derivatives consisted primarily of propane swaps that we entered into as economic hedges against the potential decline in the market value of our propane inventories.  Excluding gains on derivatives, our average cost of propane sold during the nine months ended December 31, 2012 was $0.90 cents per gallon.

During the nine months ended December 31, 2012, the cost of propane sales of the High Sierra operations was $52.7 million.  These operations sold 75.5 million gallons of propane at an average cost of $0.70 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, cost of wholesale sales of other natural gas liquids increased approximately $59.8 million during the nine months ended December 31, 2012, as compared to $162.9 million during the nine months ended December 31, 2011.  This resulted from an increase in volume sold of approximately 54.4 million gallons as compared to 88.6 million gallons in the prior year, partially offset by a decrease in the average cost of $0.28 per gallon, as compared to $1.84 per gallon in the prior year.

During the nine months ended December 31, 2012, the cost of other natural gas liquids sales of the High Sierra operations was $371.9 million.  These operations sold 314.3 million gallons of other natural gas liquids (primarily butane) at an average cost of $1.18 per gallon.  Costs of sales of other natural gas liquids during the nine months ended December 31, 2012 were reduced by $9.3 million of unrealized gains on derivatives, partially offset by $0.2 million of realized losses on derivatives.  These derivatives consisted primarily of instruments that we entered into as economic hedges against the potential decline in the market value of our butane inventories.

Exclusive of the operations acquired from High Sierra, other cost of sales for the nine months ended December 31, 2012 relate primarily to the cost of leasing rail cars used in the transportation of customer-owned crude oil.

Operating Expenses.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, operating expenses of our wholesale supply and marketing segment increased approximately $4.6 million during the nine months ended December 31, 2012 as compared to operating expenses of $4.2 million during the nine months ended December 31, 2011.  The increase in operating expenses is due primarily to increased compensation and terminal operating expenses resulting from our SemStream combination.  During the nine months ended December 31, 2012, our natural gas liquids logistics segment incurred $10.5 million of operating expenses related to the operations of High Sierra.

General and Administrative Expenses.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, general and administrative expenses of our wholesale supply and marketing segment increased approximately $0.5 million during the nine months ended December 31, 2012 as compared to general and administrative expenses of $2.1 million during the nine months ended December 31, 2011. This increase is due primarily to increased compensation and related expenses resulting from our SemStream combination.  During the nine months ended December 31, 2012, our natural gas liquids logistics segment incurred $1.1 million of general and administrative expenses related to the operations of High Sierra.

Depreciation and Amortization Expense.  Exclusive of the operations acquired in our June 2012 merger with High Sierra, depreciation and amortization expense of our wholesale supply and marketing segment increased approximately $4.5 million during the nine months ended December 31, 2012, as compared to depreciation and amortization expense of approximately $1.8 million during the nine months ended December 31, 2011. This increase is due primarily to depreciation and amortization expense related to assets acquired in the SemStream combination, including depreciation of terminal assets and amortization on customer relationship intangible assets.  During the nine months ended December 31, 2012, our natural gas liquids logistics segment recorded $1.4 million of depreciation and amortization expense related to assets acquired in our merger with High Sierra.

Operating Income.  Our natural gas liquids logistics segment had operating income of approximately $36.5 million during the nine months ended December 31, 2012 as compared to operating income of $3.3 million during the nine months ended December 31, 2011. The increased operating income is due in part to $26.2 million of operating income contributed by the operations acquired in the merger with High Sierra. Exclusive of these operations, operating income improved by $7.0 million, which was due to increased product margins, which included $14.5 million of realized and unrealized gains on derivatives, partially offset by increased expenses.

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the nine months ended December 31, 2012 (amounts in thousands). The operations of our crude oil logistics segment began with our June 2012 merger with High Sierra.

Revenues:
Crude oil sales (1)	$1,468,731
Crude oil transportation	3,708
Total revenues	1,472,439
Expenses:
Cost of sales	1,435,462
Operating expenses	14,057
General and administrative expenses	1,850
Depreciation and amortization expense	3,844
Total expenses	1,455,213
Segment operating income	$17,226

(1)   The revenues in this table include $9.9 million of sales between our crude logistics and water services segments during the nine months ended December 31, 2012. These intercompany sales, along with a corresponding amount of cost of sales, are eliminated in our consolidated statement of operations.

Revenues.  We generated revenue of $1.5 billion from crude oil sales during the nine months ended December 31, 2012, selling 15.9 million barrels at an average price of $92.25 per barrel.  We also generated $3.7 million of revenue from the transportation of crude oil owned by other parties.

Cost of Sales.  Our cost of crude oil sold was $1.4 billion during the nine months ended December 31, 2012.  We sold 15.9 million barrels at an average cost of $90.12 per barrel.  Our cost of sales during the nine months ended December 31, 2012 was increased by $7.2 million of realized losses and $2.9 million of unrealized losses on derivatives.

Other Operating Expenses.  Our crude oil operations generated $15.9 million of operating and general and administrative expenses during the nine months ended December 31, 2012.  Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $3.8 million during the nine months ended December 31, 2012.

Water Services

The following table summarizes the operating results of our water services segment for the nine months ended December 31, 2012 (amounts in thousands).  The operations of our water services segment began with our June 2012 merger with High Sierra.

Revenues:
Water treatment and disposal	$34,799
Water transportation	5,758
Total revenues	40,557
Expenses:
Cost of sales	4,169
Operating expenses	14,993
General and administrative expenses	1,064
Depreciation and amortization expense	10,285
Total expenses	30,511
Segment operating income	$10,046

Revenues.  Our water services segment generated $34.8 million of processing revenue during the nine months ended December 31, 2012, processing 16.6 million barrels of wastewater at an average revenue of $2.09 per barrel.  Our water transportation business generated $5.8 million of revenues.

Cost of Sales.  The cost of sales for our water services segment was $4.2 million for the nine months ended December 31, 2012, an average cost of $0.25 per barrel processed.  Cost of sales was increased by unrealized losses of $1.0 million and realized losses of $0.5 million on derivatives.  A portion of our processing revenue is generated from the sale of recovered hydrocarbons; we enter into derivatives to protect against the risk of a decline in the market price of a portion of the hydrocarbons we expect to recover.

Other Operating Expenses.  Our water services segment generated $16.1 million of operating and general and administrative expenses during the nine months ended December 31, 2012.  Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $10.3 million during the nine months ended December 31, 2012.

Liquidity, Sources of Capital and Capital Resource Activities

Our principal sources of liquidity and capital are the cash flows from our operations and borrowings under our revolving credit facility.  Our cash flows from operations are discussed below.

Our borrowing needs vary significantly during the year due in part to the seasonal nature of our natural gas liquids business.  Our greatest working capital borrowing needs generally occur during the period of April through September, when the cash flows from our retail and wholesale natural gas liquids operations are reduced.  Our needs also increase during those periods when we are building our physical natural gas liquids inventories in anticipation of the winter heating and gasoline blending season, which helps us to establish a fixed margin for a percentage of our wholesale and retail sales under fixed price sales agreements.  Our working capital borrowing needs typically decline during the period of October through March when the cash flows from our retail and wholesale natural gas liquids operations are the greatest.

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

We continue to pursue a strategy of growth through acquisitions. We expect to consider financing future acquisitions through a variety of sources, including the use of available capacity on our revolving credit facility, the issuance of equity to sellers of the businesses we acquire, private placements of common units or debt securities, and public offerings of common units or debt securities. Our ability to raise additional capital through the issuance of debt or equity securities will have a significant impact on our ability to continue to pursue our growth strategy.

Revolving Credit Agreement

On June 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks.  The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility”).  Also on June 19, 2012, we entered into a note purchase agreement (the “Note Purchase Agreement”) whereby we issued $250 million of Senior Notes in a private placement (the “Senior Notes”).  We used the proceeds from the issuance of the Senior Notes and borrowings under the Credit Agreement to repay existing debt and to fund the merger with High Sierra.

Credit Agreement

The Working Capital Facility had a total capacity of $217.5 million for cash borrowings and letters of credit at December 31, 2012.  At December 31, 2012, we had outstanding cash borrowings of $127.0 million and outstanding letters of credit of $66.3 million on the Working Capital Facility, leaving a remaining capacity of $24.2 million at December 31, 2012.  The Expansion Capital Facility had a total capacity of $477.5 million for cash borrowings at December 31, 2012.  At December 31, 2012, we had outstanding cash borrowings of $436.0 million on the Expansion Capital Facility, leaving a remaining capacity of $41.5 million at December 31, 2012.  The commitments under the Credit Agreement expire on June 19, 2017.  We generally have the right to pre-pay outstanding borrowings under the Credit Agreement without incurring any penalties, and pre-payments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

During January 2013 we entered into an amendment to the Credit Agreement that increased the total capacity on the Working Capital Facility from $217.5 million to $242.5 million and the total capacity on the Expansion Capital Facility from $477.5 million to $527.5 million. This amendment also removed a provision from the Credit Agreement that required us to reduce the balance of the Working Capital Facility to $50.0 million or less for 30 consecutive days once per year.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 1.75% to 2.75% per annum or (ii) an adjusted LIBOR rate plus a margin of 2.75% to 3.75% per annum.  The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement.  At December 31, 2012, the interest rate in effect on outstanding LIBOR borrowings was 3.22%, calculated as the LIBOR rate of 0.22% plus a margin of 3.0%.  At December 31, 2012, interest rate in effect on outstanding base rate borrowings was 5.25%, calculated as the base rate of 3.25% plus a margin of 2.0%.  Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit.  The Credit Agreement is secured by substantially all of our assets.

The Credit Agreement specifies that our “leverage ratio,” as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end.  At December 31, 2012, our leverage ratio was approximately 3.0 to 1.  The Credit Agreement also specifies that our “interest coverage ratio,” as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter.  At December 31, 2012, our interest coverage ratio was greater than 8.0 to 1.

The Credit Agreement contains various customary representations, warranties, and additional covenants, including, without limitation, limitations on fundamental changes and limitations on indebtedness and liens.  Our obligations under the Credit Agreement may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) a breach by the Partnership or its subsidiaries of any material representation or warranty or any covenant made in the Credit Agreement, or (iii) certain events of bankruptcy or insolvency.

At December 31, 2012, we were in compliance with all covenants under the Credit Agreement.

Senior Notes

The Senior Notes have an aggregate principal amount of $250 million and bear interest at a fixed rate of 6.65%.  Interest is payable quarterly.  The Senior Notes are required to be repaid in semi-annual installments of $25 million beginning on December 19, 2017 and ending on June 19, 2022.  We have the option to pre-pay outstanding principal, although we would be required to pay a pre-payment penalty.  The Senior Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

The Note Purchase Agreement contains various customary representations, warranties, and additional covenants that, among other things, limit our ability to (subject to certain exceptions): (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) create or permit restrictions on the ability of certain of our subsidiaries to pay dividends or make other distributions to us, (v) enter into transactions with affiliates, (vi) enter into sale and leaseback transactions and

(vii) consolidate or merge or sell all or substantially all or any portion of our assets.  In addition, the Note Purchase Agreement contains the same leverage ratio and interest coverage ratio requirements as our Credit Agreement, which are described above.

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

At December 31, 2012, we were in compliance with all covenants under the Note Purchase Agreement.

Previous Credit Facilities

On June 19, 2012, we made a principal payment of $306.8 million to retire our previous revolving credit facility.  Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized.  This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations for the nine months ended December 31, 2012.

Balances Outstanding and Rates

At December 31, 2012, our outstanding borrowings and interest rates under our revolving credit facility were as follows (dollars in thousands):

	Amount	Rate
Expansion capital facility —
LIBOR borrowings	$392,000	3.22%
Base rate borrowings (*)	44,000	5.25%
Working capital facility —
LIBOR borrowings	127,000	3.22%
Base rate borrowings	—	—

(*)         We are generally required to pay the base rate on new borrowings for a few days, until the administrative agent is able to process our election to covert the base rate borrowing to the LIBOR rate. The base rate borrowings shown in this table were converted to LIBOR rate borrowings in early January.

The following table provides certain information on borrowings during the nine months ended December 31, 2012 (dollars in thousands):

				Average
	Daily Average	Lowest	Highest	Interest
	Balance	Balance	Balance	Rate
New credit facility (June 19 - December 31) —
Expansion loans	$310,702	$254,000	$451,000	3.23%
Working capital loans	112,622	70,000	153,500	3.56%
Previous credit facility (April 1 — June 19) —
Acquisition loans	222,238	186,000	239,275	3.65%
Working capital loans	42,700	22,000	67,500	4.07%

Cash Flows

The following summarizes the sources (uses) of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	December 31,
Cash Flows Provided by (Used In):	2012	2011
Operating activities, before changes in operating assets and liabilities	$67,367	$2,132
Changes in operating assets and liabilities	(69,293)	(15,796)

Operating activities	$(1,926)	$(13,664)

Investing activities	(514,842)	(194,175)

Financing activities	532,839	201,870

Operating Activities.  Our operating cash flows are generally at their lowest levels during our first and second fiscal quarters, or the six months ending September 30, when we experience operating losses or lower operating income as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming winter heating and gasoline blending season.  Our operating cash flows are generally greatest during our third and fourth fiscal quarters, or the six months ending March 31, when our operating income levels are highest and customers pay for natural gas liquids consumed during the winter season months.  We will generally borrow under our Working Capital Facility to supplement our operating cash flows as necessary during our first and second quarters.

Operating cash flows during the nine months ended December 31, 2012 included $69.3 million of cash outflows related to changes in operating assets and liabilities. Operating cash flows during the nine months ended December 31, 2011 included $15.8 million of cash outflows related to changes in operating assets and liabilities.

Investing Activities.  Our cash flows from investing activities are primarily impacted by our capital expenditures.  In periods where we are engaged in significant acquisitions, we will generally realize negative cash flows in investing activities, which generally require us to increase the borrowings under our revolving credit facilities.  During the nine months ended December 31, 2012, we completed thirteen acquisitions, for which we paid $493.3 million in cash in total and issued 23.9 million common units in total. During the nine months ended December 31, 2011, we completed two acquisitions, for which we paid $192.6 million in total and issued 12.9 million common units in total.

Financing Activities.  Our cash inflows from financing activities consist primarily of borrowings to fund acquisitions and working capital needs. Our cash outflows from financing activities consist primarily of repayments of debt and distributions to our partners. During the nine months ended December 31, 2012, we had net borrowings of $349.0 million on our revolving credit facilities and $250.0 million from the issuance of senior notes. We also paid $18.6 million of debt issuance costs during the nine months ended December 31, 2012. During the nine months ended December 31, 2011, we had net borrowings of $145.0 million on our revolving credit facilities and we paid $2.0 million of debt issuance costs.

Our cash flows from financing activities during the nine months ended December 31, 2012 included the payment of $46.4 million of distributions, We expect our distributions to owners to increase in future periods under the terms of our partnership agreement.  Based on the number of common and subordinated units outstanding as of December 31, 2012 (exclusive of unvested restricted units issued pursuant to employee and director compensation programs), if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $17.9 million per quarter ($71.8 million per year).  To the extent our cash flows from operating activities are not sufficient to finance distributions to our partners, we may be required to increase the borrowings under our Working Capital Facility.

The following table summarizes the distributions declared since our initial public offering:

Date	Record	Date	Amount	Amount Paid to	Amount Paid to
Declared	Date	Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927

On May 5, 2011, we made a distribution of $3.85 million from available cash to our general partner and common unitholders as of March 31, 2012.  Also in May 2011, we used approximately $65.0 million of the proceeds from our initial public offering to repay advances under our previous credit facility.

Credit Risk

We acquired a crude oil logistics business in our June 2012 merger with High Sierra. As is customary in the crude oil industry, we generally receive payment for a given month’s crude oil sales on the 20th day of the following month. As a result, receivables from individual customers in our crude business are generally higher than the receivables from customers in our other segments.

As described in Note 3 to our consolidated financial statements, we completed a business combination in November 2012 whereby we acquired Pecos, which conducts crude oil logistics operations in Texas and New Mexico.  The acquired operations sell a substantial amount of crude oil each month to one customer.  The credit terms with this customer call for us to collect payment on a monthly basis. We entered into an agreement with the sellers of Pecos to provide some protection against the risk that we may be unable to collect our receivables from this significant customer.  The sellers of Pecos agreed to place certain of our common units that they own into escrow; if the customer defaults on its obligation to us within the six months following the date of the business combination, the sellers of Pecos will return the common units to us as partial compensation for the loss we would sustain on the uncollectable receivable.  This agreement may terminate early if we obtain a new credit enhancement facility to replace this agreement. In addition, the number of common units we would be entitled to recover under this agreement could be reduced if there is a decline in our sales to the customer.  Although the guarantee from the sellers of Pecos would partially mitigate the economic loss associated with a default by the customer, such a default would be adverse, as we would be required to borrow funds on our revolving credit facility or to sell inventory to replace the cash we were entitled to receive from the customer.  We are currently seeking other alternatives to mitigate the credit risk associated with this customer.

Contractual Obligations

The following table updates our contractual obligations summary as of December 31, 2012 for our fiscal years ending thereafter (amounts in thousands):

		For the
		Three Months
		Ending				After
		March 31,	For the Years Ending March 31,			March 31,
	Total	2013	2014	2015	2016	2016
	(in thousands)
Debt principal payments —
Expansion capital borrowings	$436,000	$—	$—	$—	$—	$436,000
Working capital borrowings	127,000	—	—	—	—	127,000
Senior notes	250,000	—	—	—	—	250,000
Other long-term debt	23,205	2,372	8,551	6,164	2,782	3,336
Scheduled interest payments on revolving credit facility(1)	75,812	5,463	21,853	21,853	21,853	4,790
Scheduled interest payments on senior notes	120,531	4,156	16,625	16,625	16,625	66,500
Standby letters of credit	66,307	—	—	—	—	66,307
Future minimum payments under lease agreements, including expected renewals (2)	197,313	14,376	51,697	44,908	43,648	42,684
Fixed price commodity purchase commitments (3)	454,649	442,778	11,871	—	—	—
Index priced commodity purchase commitments (3) (4)	296,059	218,827	77,232	—	—	—
Total	$2,046,876	$687,972	$187,829	$89,550	$84,908	$996,617

Natural gas liquids gallons under fixed-price purchase commitments (thousands)	47,998	46,225	1,773	—	—	—
Natural gas liquids gallons under index-price purchase commitments (thousands)	285,401	206,438	78,963	—	—	—
Crude oil barrels under fixed-price purchase commitments (thousands)	4,711	4,600	111

(1)         The estimated interest payments on our revolving credit facility are based on principal and letters of credit outstanding at December 31, 2012.  See Note 7 to our consolidated financial statements as of December 31, 2012 included elsewhere herein for additional information on our credit agreement.  We are required to pay a commitment fee ranging from 0.38% to 0.50% on the average unused commitment.

(2)         For this caption, amounts shown in the “After March 31, 2016” column represent amounts for the fiscal year ending March 31, 2017.

(3)         At December 31, 2012, we had fixed priced and index priced sales contracts for approximately 118.8 million and 182.3 million gallons of natural gas liquids, respectively.  At December 31, 2012, we had fixed-price sales contracts for approximately 5.5 million barrels of crude oil.

(4)         Index prices are based on a forward price curve as of December 31, 2012.  A theoretical change of $0.10 per gallon in the underlying commodity prices at December 31, 2012 would result in a change of approximately $28.5 million in the value of our index-based purchase commitments.

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

We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.  The valuation of our reporting units requires us to make certain assumptions related to future operations.  When evaluating operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others.  If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge.  To date, we have not recognized any material impairment losses on assets we have acquired.

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

Inventory

Our inventory consists primarily of natural gas liquids and crude oil.  We value our inventory at the lower of cost or market, and our cost is determined based on the weighted average cost method.  There may be periods during our fiscal year where the market price for inventory on a per gallon basis would be less than our average cost.  However, the accounting guidelines do not require us to record a writedown of our inventory at an interim period if we believe that the market values will recover by our year end of March 31.  Product prices fluctuate year to year, and during the interim periods within a year.  We are unable to control changes in the market value of products and are unable to determine whether writedowns will be required in future periods.  In addition, writedowns at interim periods could be required if we cannot conclude that market values will recover sufficiently by our year end.

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2012, the majority of our long-term debt, other than $250 million of 6.65% Senior Notes, is variable-rate debt.  Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability.  Conversely, changes in interest rates impact the fair value of the fixed-rate debt but do not impact its cash flows.

Our revolving credit facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates.  As of December 31, 2012, we had $563.0 million of outstanding borrowings under our revolving credit facility.  A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of approximately $0.7 million.

We have entered into an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long-term debt.  This agreement converts a portion of our revolving credit facility floating rate debt into fixed rate debt on a notional amount of $8.5 million and ends on December 31, 2013.  The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based.  The floating interest rate payments under this swap are based on three-month LIBOR rates.  We do not account for this agreement as a hedge.  At December 31, 2012, the fair value of this hedge was a liability of approximately $0.1 million and is recorded within accrued liabilities on our consolidated balance sheet.

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

We take an active role in managing and controlling commodity price and credit risks and have established control procedures, which we review on an ongoing basis.  We monitor commodity price risk through a variety of techniques, including daily reporting of price changes to senior management.  We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on product liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate.  The principal counterparties associated with our operations as of December 31, 2012 were retailers, resellers, energy marketers, producers, refiners and dealers.

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

The following table summarizes the hypothetical impact on the fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase
(Decrease)
To Fair Value
Propane (Natural gas liquids logistics segment)	$(5,272)
Natural gas liquids (Natural gas liquids logistics segment)	(18,722)
Heating oil (Retail segment)	277
Crude oil (Crude oil logistics segment)	(4,073)
Crude oil (Water services segment)	(1,531)

We acquired a crude oil logistics business in our June 2012 merger with High Sierra. As is customary in the crude oil industry, we generally receive payment from customers on a monthly basis. As a result, receivables from individual customers in our crude business are generally higher than the receivables from customers in our other segments.  As described in Note 3 to our consolidated financial statements, we completed a business combination in November 2012 whereby we acquired Pecos, which conducts crude oil logistics operations in Texas and New Mexico.  The acquired operations sell a substantial amount of crude oil each month to one customer.  The credit terms with this customer call for us to collect payment on a monthly basis.  We entered into an agreement with the sellers of Pecos to provide some protection against the risk that we may be unable to collect our receivables from this significant customer.  The sellers of Pecos agreed to place certain of our common units that they own into escrow; if the customer defaults on its obligation to us within six months following the date of the business combination, the sellers of Pecos will return the common units to us as partial compensation for the loss we would sustain on the uncollectable receivable.  This agreement may terminate early if we obtain a new credit enhancement facility to replace this agreement. In addition, the number of common units we would be entitled to recover under this agreement could be reduced if there is a decline in our sales to the customer.  Although the guarantee from the sellers of Pecos would partially mitigate the economic loss associated with a default by the customer, such a default would be adverse, as we would be required to borrow funds on our revolving credit facility or to sell inventory to replace the cash we were entitled to receive from the customer.  We are currently seeking other alternatives to mitigate the credit risk associated with this customer.

Fair Value

The net value of our open derivative commodity instruments and interest rate swap contracts at December 31, 2012 was a net asset of $6.5 million and a net liability of $0.1 million, respectively.  See Note 11 to our condensed consolidated financial statements as of December 31, 2012 included elsewhere in this interim report for additional information.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Other than changes that have resulted or may result from our business combinations as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rules 13(a)—15(f) or Rule 15(d)—15(f) of the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the nine months ended December 31, 2012, we completed the following business combinations, among others, on the dates indicated:

•                  High Sierra – June 19, 2012

•                  Pecos – November 2, 2012

•                  Third Coast – December 31, 2012

At this time, we are in the process of implementing our internal control structure over the operations of the businesses acquired during the nine months ended December 31, 2012. We expect that our evaluation and integration efforts related to these acquisitions will continue into future fiscal quarters, due to the magnitude of the acquired operations.

PART II

Item 1.                   Legal Proceedings

For information related to legal proceedings, please see the discussion under the caption “Legal matters” in Note 9 to our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.          Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A — Risk Factors” in our Annual report on Form 10-K for the fiscal year ended March 31, 2012, as supplemented and updated by Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

See our current reports on Form 8-K filed with the SEC on October 3, 2012 and November 7, 2012.

Item 3.                   Defaults Upon Senior Securities

Not applicable.

Item 4.                   Mine Safety Disclosures

Not applicable.

Item 5.                   Other Information

None.

Item 6.                   Exhibits

Exhibit Number		Exhibit
2.1

Equity Purchase Agreement, dated as of October 23, 2012, among Black Hawk Gathering, L.L.C. Midstream Operations L.L.C., Pecos Gathering & Marketing, L.L.C., Striker Oilfield Services, LLC, Transwest Leasing, LLC, the owners of the Pecos Entities, NGL Energy Partners LP and Gerald L. Jensen (incorporated by reference to Exhibit 2.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012).

2.2

Sale Agreement, dated as of December 31, 2012, among Third Coast Towing, LLC, Jeff Kirby, Jane Helm, James Rudellat and High Sierra Transportation, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2012).

4.1

Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012).

4.2

Call Agreement, dated as of November 1, 2012, among Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust, Nitor Trust and NGL Energy Partners LP (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012).

4.3

Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012).

4.4

Call Agreement, dated as of December 31, 2012, among NGL Energy Partners LP, Jeff Kirby, Jane Helm and James Rudellat (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2012).

10.1

Facility Increase Agreement, dated as of November 1, 2012, among NGL Energy Operating LLC, NGL Energy Partners LP, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012).

31	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Schema Document
101	.CAL**	XBRL Calculation Linkbase Document
101	.DEF**	XBRL Definition Linkbase Document
101	.LAB**	XBRL Label Linkbase Document
101	.PRE**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended December 31, 2012 and 2011, (iv) Condensed Consolidated Statement of Changes in Partners’ Equity for the nine months ended December 31, 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 14, 2013		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit
2.1

Equity Purchase Agreement, dated as of October 23, 2012, among Black Hawk Gathering, L.L.C. Midstream Operations L.L.C., Pecos Gathering & Marketing, L.L.C., Striker Oilfield Services, LLC, Transwest Leasing, LLC, the owners of the Pecos Entities, NGL Energy Partners LP and Gerald L. Jensen (incorporated by reference to Exhibit 2.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012).

2.2

Sale Agreement, dated as of December 31, 2012, among Third Coast Towing, LLC, Jeff Kirby, Jane Helm, James Rudellat and High Sierra Transportation, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2012).

4.1

Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012).

4.2

Call Agreement, dated as of November 1, 2012, among Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust, Nitor Trust and NGL Energy Partners LP (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012).

4.3

Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012).

4.4

Call Agreement, dated as of December 31, 2012, among NGL Energy Partners LP, Jeff Kirby, Jane Helm and James Rudellat (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2012).

10.1

Facility Increase Agreement, dated as of November 1, 2012, among NGL Energy Operating LLC, NGL Energy Partners LP, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012).

31	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Schema Document
101	.CAL**	XBRL Calculation Linkbase Document
101	.DEF**	XBRL Definition Linkbase Document
101	.LAB**	XBRL Label Linkbase Document
101	.PRE**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended December 31, 2012 and 2011, (iv) Condensed Consolidated Statement of Changes in Partners’ Equity for the nine months ended December 31, 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.