Form 10-K
period 2013-03-31
NGL Energy Partners LP
filed 2013-06-14
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value as of September 30, 2012 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($24.04 per Common Unit) was approximately $504,278,498. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of June 7, 2013, there were 49,147,964 common units and 5,919,346 subordinated units issued and outstanding.

i

Forward-Looking Statements

This annual report contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties, and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•      the prices and market demand for crude oil and natural gas liquids;

•      energy prices generally;

•      the price of propane compared to the price of alternative and competing fuels;

•       the general level of crude oil, natural gas, and natural gas liquids production;

•       the general level of demand for crude oil and natural gas liquids;

•       the availability of supply of crude oil and natural gas liquids;

•       the level of crude oil and natural gas production in producing basins in which we have water treatment facilities;

•      the ability to obtain adequate supplies of propane for retail sale in the event of an interruption in supply or transportation and the availability of capacity to transport propane to market areas;

•      actions taken by foreign oil and gas producing nations;

•      the political and economic stability of petroleum producing nations;

•      the effect of weather conditions on demand for oil, natural gas and natural gas liquids;

•      the effect of natural disasters or other significant weather events;

•      availability of local, intrastate and interstate transportation infrastructure, including with respect to our truck, rail, and barge transportation services;

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

•      the ability to renew leases for underground natural gas liquids storage;

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

•      changes in laws and regulations to which we are subject, including tax, environmental, transportation and employment regulations or new interpretations by regulatory agencies concerning such laws and regulations and the impact of such laws and regulations (now existing or in the future) on our business operations, including our sales of crude oil, condensate, and natural gas liquids, our processing of wastewater, and transportation and hedging activities; and

•      the costs and effects of legal and administrative proceedings.

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

PART I

References in this annual report to (i) “NGL Energy Partners LP,” “we,” “our,” “us” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner, (iii) “NGL Energy Operating LLC” or “operating company” refers to NGL Energy Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, (iv) “NGL Supply” refers to NGL Supply, Inc. for periods prior to our formation and refers to NGL Supply, LLC, a wholly owned subsidiary of NGL Energy Operating LLC, for periods after our formation (v) “Hicksgas” refers to the combined assets and operations of Hicksgas Gifford, Inc., which we refer to as Gifford, and Hicksgas, LLC, a wholly owned subsidiary of NGL Energy Operating LLC, which we refer to as Hicks LLC, (vi) the “NGL Energy GP Investor Group” refers to, collectively, the 32 individuals and entities that own all of the outstanding membership interests in our general partner (vii) the “NGL Energy LP Investor Group” refers to, collectively, the 15 individuals and entities that owned all of our outstanding common units before the closing date of our initial public offering, and (viii) the “NGL Energy Investor Group” refers to, collectively, the NGL Energy GP Investor Group and the NGL Energy LP Investor Group.

We have presented various operational data in “Item 1 — Business” for the year ended March 31, 2013. The operational data does not include information related to assets we have acquired after March 31, 2013.

Item 1.         Business

Overview

We are a Delaware limited partnership formed in September 2010 by several investors (the “IEP Parties”). As part of our formation, we acquired and combined the assets and operations of NGL Supply, primarily a wholesale propane and terminalling business founded in 1967, and Hicksgas, primarily a retail propane business founded in 1940. Subsequent to our formation, we significantly expanded our operations through numerous business combinations. We and our subsidiaries own and operate four primary businesses, which are summarized below:

•                  Our crude oil logistics segment purchases crude oil from producers and transports it for resale at pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•                  Our water services segment generates revenues from the gathering, transportation, treatment, and disposal of wastewater generated from oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons.

•                  Our natural gas liquids logistics segment purchases propane, butane, and other natural gas liquids from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, and other participants in the wholesale markets. Our natural gas liquids logistics segment owns 17 terminals, leases underground storage capacity, and operates a fleet of leased rail cars.

•                  Our retail propane segment sells propane, distillates, and equipment and supplies to residential, agricultural, commercial, and industrial end-users.

For more information regarding our operating segments, please see Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Formation Transactions

In October 2010, the following transactions, which we refer to as the formation transactions, occurred:

•                  Hicks Oils and Hicksgas, Incorporated (“HOH”) formed a wholly owned subsidiary, Hicksgas LLC, and contributed to it all of HOH’s propane and propane-related assets. The shareholders of Gifford contributed all of their shares of stock in Gifford to a newly formed holding company, Gifford Holdings, Inc.

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

•                  We made a capital contribution of 100% of the membership interests of each of NGL Supply, Hicksgas, LLC and Gifford to a wholly owned operating subsidiary. Gifford was merged into Hicksgas, LLC.

Initial Public Offering

On May 17, 2011, we completed our initial public offering and listed our common units on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” We sold a total of 4,025,000 common units (including the exercise by the underwriters of their option to purchase additional common units from us) in our initial public offering at $21 per unit. Our proceeds from the sale of 3,850,000 common units of approximately $71.9 million, net of total offering costs of approximately $9.0 million, were used to repay advances under our acquisition credit facility and for general partnership purposes. Proceeds from the sale of 175,000 common units ($3.4 million) from the underwriters’ exercise of their option to purchase additional common units from us were used to redeem 175,000 of the common units outstanding prior to our initial public offering.

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

Acquisitions Subsequent to Initial Public Offering

Subsequent to our initial public offering, we significantly expanded our operations through a number of business combinations, including the following:

•                  On October 3, 2011, we completed a business combination transaction with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family (collectively, “Osterman”), whereby we acquired retail propane operations in the northeastern United States. We issued 4,000,000 common units and paid $94.9 million of cash, net of cash acquired, in exchange for the assets and operations of Osterman. The agreement also contemplated a post-closing payment of $4.8 million for certain specified working capital items, which we paid in November 2012.

•                  On November 1, 2011, we completed a business combination transaction with SemStream, L.P. (“SemStream”), whereby we acquired SemStream’s wholesale natural gas liquids supply and marketing operations and its 12 natural gas liquids terminals. We issued 8,932,031 common units and paid $91.0 million in exchange for the assets and operations of SemStream, including working capital.

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

•                  During the year ended March 31, 2012, we completed three separate business combination transactions to acquire retail propane operations. On a combined basis, we paid $6.4 million of cash for these assets and operations, including working capital. We also assumed $0.7 million of long-term debt in the form of non-compete agreements.

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

•                  On November 1, 2012, we completed a business combination whereby we acquired Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”). The business of Pecos consists primarily of crude oil purchasing and logistics operations in Texas and New Mexico. We paid cash of $132.4 million at closing (net of $2.2 million of cash acquired), subject to customary post-closing adjustments, and assumed certain obligations with a value of $10.2 million under certain equipment financing facilities. Also on November 1, 2012, we entered into a call agreement with the former owners of Pecos pursuant to which the former owners of Pecos agreed to purchase a minimum of $45.0 million or a maximum of $60.0 million of common units from us. On November 12, 2012, the former owners of Pecos purchased 1,834,414 common units from us for $45.0 million pursuant to this call agreement.

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

•                  During the year ended March 31, 2013, we completed six separate business combination transactions to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States. On a combined basis, we paid $71.4 million of cash and issued 850,676 common units in exchange for these assets and operations, including working capital. We also assumed $6.6 million of long-term debt in the form of non-compete agreements.

•                  During year ended March 31, 2013, we completed four separate acquisitions to expand the assets and operations of our crude oil logistics and water services businesses. On a combined basis, we paid $52.6 million of cash and assumed $1.3 million of long-term debt in the form of non-compete agreements. We also issued 516,978 common units, valued at $12.4 million, as partial consideration for one of these acquisitions. Certain of the acquisition agreements contemplate post-closing adjustment to the purchase price for certain specified working capital items.

Primary Service Areas

The following maps show the primary service areas of our businesses at various points in time, to illustrate the growth of our businesses:

Primary Service Areas as of May 11, 2011

Primary Service Areas as of March 31, 2012

Primary Service Areas as of March 31, 2013

Organizational Chart

The following chart provides a summarized view of our legal entity structure at March 31, 2013:

Our Business Strategies

Our principal business objective is to increase the quarterly distributions that we pay to our unitholders over time while ensuring the ongoing stability of our business and its cash flows. We expect to achieve this objective by executing the following strategies:

•      Focus on building a vertically-integrated master limited partnership providing multiple services to producers. We continue to enhance our ability to transport crude oil from the wellhead to refiners, wastewater from the wellhead to treatment for disposal, recycle, or discharge, and transport natural gas liquids from processing plants to end users, including retail propane customers.

•      Achieve organic growth by investing in new assets that increase volumes, enhance our operations, and generate attractive rates of return. We believe that there are accretive organic growth opportunities that originate from assets we have acquired. We also believe that there are further organic growth opportunities within our existing businesses, particularly within our crude oil logistics and water services businesses.

•      Deliver accretive growth through strategic acquisitions that complement our existing business model and expand our operations. We intend to continue to pursue acquisitions that build upon our vertically integrated business model, add scale to our crude oil logistics platform, and enhance our geographic diversity in our water services segment. We have established a successful track record of acquiring companies and assets at attractive prices and we continue to evaluate acquisition opportunities in order to capitalize on this strategy in the future.

•      Focus on consistent annual cash flows by adding operations that minimize commodity price risk and generate fee-based, cost-plus, or margin-based revenues. We believe that expanding our retail propane business with an emphasis on a high level of residential customers and a high level of company-owned tanks will result in strong customer retention rates and consistent operating margins. In our natural gas liquids logistics and crude oil logistics segments, we intend to focus on back-to-back contracts which minimize commodity price exposure. In our water services segment, cash flows are typically supported by fee-based contracts, some of which include acreage dedications from producers or volume commitments. These contracts not only help minimize commodity price exposure but also provide a degree of certainty with respect to volumes and provide stable cash flows.

•      Maintain a disciplined capital structure characterized by low leverage. We target leverage levels that are consistent with those of investment grade companies. Through our disciplined approach to leverage, we maintain sufficient liquidity to manage existing and future capital requirements.

•      Maintain a disciplined cash distribution policy that complements our acquisition and organic growth strategies. We intend to use cash flows from our operations to make distributions to our unitholders and to use excess cash flows to opportunistically repay indebtedness, including amounts outstanding under our revolving credit facility. We believe this strategy positions us to pursue future acquisitions and to execute upon our organic growth initiatives.

Our Competitive Strengths

We believe that we are well-positioned to successfully execute our business strategies and achieve our principal business objectives because of the following competitive strengths:

•      Our seasoned management team with extensive midstream industry experience and a track record of acquiring, integrating, operating and growing successful businesses. Our management team has significant experience managing companies in the energy industry. In addition, through decades of experience, our management team has developed strong business relationships with key industry participants throughout the United States. We believe that our management’s knowledge of the industry, relationships within the industry, and experience in identifying, evaluating and completing acquisitions provides us with opportunities to grow through strategic and accretive acquisitions that complement or expand our existing operations.

•      Our vertically integrated and diversified operations, which help us generate more predictable and stable cash flows on a year-to-year basis. Our ability to provide multiple services to producers in numerous geographic areas enhances our competitive position. Our retail propane business sources propane through our natural gas liquids logistics business, which allows us to leverage the expertise of our natural gas liquids logistics business to help improve our margins and profitability and enhance our cash flows. Furthermore, we believe that our natural gas liquids logistics business provides us with valuable market intelligence that helps us identify potential acquisition opportunities.

•      Our network of crude oil transportation assets, which allows us to serve customers over a wide geographic area and optimize sales. Our strategically deployed railcar fleet, tows, barges, and trucks provide access to a wide range of customers and markets.  We use this expansive network of transportation assets, together with our proprietary linear programming model, to deliver crude oil to the optimal markets.

•      Our water processing facilities, which are strategically located near areas of growing crude oil and natural gas production. Our water processing facilities are located among the most prolific oil and gas producing basins in the U.S., including the Permian, Niobrara, and Eagle Ford shale plays. In addition, we believe that the technological capabilities of our water processing business can be quickly implemented at new facilities and locations.

•      Our network of natural gas liquids transportation, terminal, and storage assets, which allow us to provide multiple services over the continental United States. Our strategically located terminals, large rail car fleet, shipper status on common carrier pipelines, and substantial leased underground storage enable us to be a preferred purchaser and seller of natural gas liquids.

•      Our high percentage of retail sales to residential customers, who are generally more stable purchasers of propane and generate higher margins than other customers. Our high percentage of propane tank ownership, payment billing systems, and automatic delivery program have resulted in a strong record of customer retention and help us better predict our cash flows in the retail propane business segment.

Our Businesses

Crude Oil Logistics

Overview. Our crude oil logistics segment purchases crude oil from producers and transports it for resale at pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. Our operations are centered near areas of high crude oil production, such as the Bakken Shale Basin in North Dakota, the Niobrara Shale Basin in Colorado, the Mississippi Lime Basin in Oklahoma, the Permian Basin in Texas and New Mexico, and the Eagle Ford Basin in Texas.

Operations. We transport crude oil using the following assets:

•                  300 owned trucks and 270 owned trailers operating primarily in the Mid-Continent, Permian Basin, Eagle Ford, and Rocky Mountain regions;

•                  463 leased rail cars operating primarily in North Dakota, Oklahoma, Colorado, Wyoming, and Texas; and

•                  Four towboats and ten barges operating primarily in the inter-coastal waterways of the Gulf Coast and along the Mississippi and Arkansas river systems.

We also contract for truck, rail, and barge transportation services from third parties and ship on common carrier pipelines. We own 42 pipeline injection facilities in Kansas, Oklahoma, North Dakota, New Mexico, Texas, and Montana. We also lease 12 rail transload facilities in Colorado, Kansas, North Dakota, Oklahoma, and Texas.

We also own four terminal facilities, as summarized below:

Location	Storage Capacity (barrels)
Catoosa, Oklahoma	138,000
Rio Hondo, Texas	80,000
Wheatland, Wyoming	80,000
Sunray, Texas	9,500

Customers. Our customers include crude oil refiners and marketers. Approximately 58% of the revenues from our crude oil logistics segment during the year ended March 31, 2013 related to our ten largest customers of the segment. In addition to utilizing our assets to transport product we own, we also provide truck transportation, barge transportation, storage, and terminal throughput services to our customers.

Competition. We face significant competition, as many entities are engaged in the crude oil logistics business, some of which are larger and have greater financial resources than we do. The primary factors on which we compete are:

•      price;

•      availability of supply;

•      level and quality of service;

•      available space on common carrier pipelines;

•      the availability of rail cars;

•      proprietary terminals;

•      owned barges and tows;

•      obtaining and retaining customers; and

•      the acquisition of businesses.

Supply. We obtain crude oil from a large base of suppliers, which consist primarily of crude oil producers. We purchase from approximately 500 producers at approximately 4,000 leases.

Pricing Policy. Most of our contracts to purchase or sell crude oil are at floating prices that are indexed to published rates in active markets, such as Cushing, Oklahoma. We seek to manage price risk by entering into purchase and sale contracts of similar volumes based on similar indexes and by entering into financial derivatives. We also seek to maximize margins on crude oil sales by combining crude oil of varying qualities (such as gravity, sulphur content, or mineral content).

Billing and Collection Procedures. As is customary in the crude oil industry, we generally receive payment from customers on a monthly basis. As a result, receivables from individual customers in our crude business are typically higher than the receivables from customers of our other segments. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our crude oil logistics customers. We believe the following procedures enhance our collection efforts with our crude oil logistics customers:

•                  we require certain customers to prepay or place deposits for our services;

•                  we require certain customers to post letters of credit on a portion of our receivables;

•                  we review receivable aging analyses regularly to identify issues or trends that may develop; and

•                  we require our sales personnel to manage their customers’ receivable position and tie a portion of our sales personnel’s compensation to their ability to manage their accounts and minimize and collect past due balances.

Trade Names. Our crude oil logistics business operates primarily under the High Sierra Transportation, High Sierra Crude Oil Marketing & Transportation, Pecos, Andrews Oil Buyers, Striker, and Third Coast Towing trade names.

Water Services

Overview. Our water services segment generates revenues from the gathering, transportation, treatment, and disposal of wastewater generated from oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons. Our facilities are located near fields with high levels of oil and natural gas production, such as the Pinedale Anticline Basin in Wyoming, the DJ Basin in Colorado, and the Permian and Eagle Ford Basins in Texas.

Operations. We own 13 wastewater processing facilities. The location of the facilities and the processing capacities are summarized below:

	Processing
	Capacity
Location	(barrels per day)
Pinedale, Wyoming	60,000	(*)
Grover, Colorado	27,000
Kersey, Colorado	11,800
Cornish, Colorado	9,000
LaSalle, Colorado	5,500
Brighton, Colorado	6,500
Platteville, Colorado	4,500
Greeley, Colorado	3,800
Artesia Wells, Texas	16,000
Dilley Lea, Texas	14,000
Carrizo Springs, Texas	13,000
Andrews, Texas	10,000
Los Angeles, Texas	10,000

(*)         The Pinedale, Wyoming facility has a capacity of 20,000 barrels per day to process water to a discharge standard and a capacity of 60,000 barrels per day to process water to a recycle standard.

We own the land on which 8 of the facilities are located and we lease the land on which 5 of the facilities are located.

Our customers bring wastewater generated by their oil and gas exploration and production operations to our facilities for treatment. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

Our facility in Wyoming has the assets and technology needed to treat the water more extensively. At this facility, the water is recycled, rather than being disposed of in an injection well. We either process the water to the point where it can be returned to the producers to be re-used in future drilling operations, or we treat the water to a greater extent, such that it exceeds the standards for drinking water, and can be returned to the ecosystem.

Our facilities in Colorado dispose of wastewater primarily into deep underground formations via injection wells. Two of our facilities in Colorado have the assets and technology needed to treat the water to the point that we can sell the water back to the producers for use in future drilling operations. Our facilities in Texas dispose all of the water they process via injection wells.

We also operate a wastewater transportation business in Kansas and Oklahoma, whereby we transport wastewater via truck to processing facilities owned by other parties. We operate this business with approximately 90 owned trucks and approximately 70 frac tanks.

Customers. The customers of our Wyoming and Colorado facilities consist primarily of large exploration and production companies who conduct drilling operations near our facilities. The primary customers of our facility in Wyoming have committed to deliver a specified minimum volume to our facility. Certain other customers, primarily those of our facilities in Colorado, have committed to deliver to our facilities all wastewater produced at all wells in a designated area. The customers of our facilities in Texas consist primarily of wastewater transportation companies. During the year ended March 31, 2013, approximately 43% of the revenues of the water services segment were generated from our two largest customers of the segment, and approximately 82% of the revenues of the segment were generated from our ten largest customers of the segment.

Competition. We compete with other processors of wastewater, to the extent that other processors have facilities geographically close to our facilities. Location is an important consideration for our customers, who seek to minimize the cost of transporting the wastewater to disposal facilities. Our facilities are strategically located near areas of significant oil and natural gas production. Most of the primary customers served by our facilities in Wyoming and Colorado are under multi-year contracts. Due to higher levels of competition, most of the customers served by our facilities in Texas are not under volume commitments.

Pricing Policy. We generally charge customers a processing fee per barrel of wastewater processed. Certain of our contracts require the customer to deliver a specified minimum volume of wastewater over a specified period of time. We also generate revenue from the sale of hydrocarbons we recover in the process of treating the wastewater, which we take into consideration in negotiating the processing fees with our customers.

Billing and Collection Procedures. Our water services customers consist primarily of large oil and natural gas producers, but also include smaller water transportation companies. We typically invoice these customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our water services customers. We believe the following procedures enhance our collection efforts with our water services customers:

•                  we require certain customers to prepay or place deposits for our services;

•                  we review receivable aging analyses regularly to identify issues or trends that may develop; and

•                  we require our sales personnel to manage their customers’ receivable position and tie a portion of our sales personnel’s compensation to their ability to manage their accounts and to minimize and collect past due balances.

Trade Names. Our water services business operates under the High Sierra Water Services, High Sierra Water Services — Eagle Ford, Tiburon Resources, Anticline Disposal, and Pure Flow trade names.

Technology. We hold multiple patents for processing technologies. We own a research and development center, which we utilize to optimize treatment processes and cost minimization.

Natural Gas Liquids Logistics

Overview. Our natural gas liquids logistics segment provides natural gas liquids procurement, storage, transportation, and supply services to customers through assets owned by us and third parties. Our natural gas liquids logistics business also supplies the majority of the propane for our retail propane business. We also sell butanes and natural gasolines to refiners and producers for use as blending stocks and diluent and assist refineries by managing their seasonal butane supply needs.

Operations. We procure natural gas liquids from refiners, gas processing plants, producers and other resellers for delivery to leased storage space, common carrier pipelines, rail car terminals, and direct to certain customers. Our customers take delivery by loading natural gas liquids into transport vehicles from common carrier pipeline terminals, private terminals, our terminals, directly from refineries and rail terminals and by rail car.

A portion of our wholesale propane gallons are presold to third party retailers and wholesalers at a fixed price under back-to-back contractual arrangements. Back-to-back arrangements, in which we balance our contractual portfolio by buying propane supply when we have a matching purchase commitment from our wholesale customers, protects our margins, and mitigates commodity price risk. Pre-sales also reduce the impact of warm weather because the customer is required to take delivery of the propane regardless of the weather. We generally require cash deposits from these customers. In addition, on a daily basis we have the ability to balance our inventory by buying or selling propane, butanes, and natural gasoline to refiners, resellers, and propane producers through pipeline inventory transfers at major storage hubs.

In order to secure consistent supply during the heating season, we are often required to purchase volumes of propane during the entire fiscal year. In order to mitigate storage costs and price risk, we sell those volumes at a lesser margin than we earn in our other wholesale operations.

We purchase butane from refiners during the summer months, when refiners have a greater butane supply than they need, and sell butane to refiners during the winter blending season, when demand for butane is higher. We utilize a portion of our rail car fleet and a portion of our leased underground storage to store butane for this purpose.

We also transport customer-owned natural gas liquids on our leased rail cars and charge the customers a transportation service fee. In addition, we sub-lease rail cars to certain customers.

To a lesser extent, we also purchase and sell asphalt. We utilize leased rail cars to move the asphalt from our suppliers to our customers.

We own 17 natural gas liquids terminals and we lease a fleet of rail cars. These assets give us the opportunity to access wholesale markets throughout the United States, and to move product to locations where demand is highest. We utilize these terminals and rail cars primarily in the service of our wholesale operations, although we also provide transportation, storage, and throughput services to other parties to a lesser extent.

The following chart lists our natural gas liquids terminals and their throughput capacity:

Throughput Capacity
Facility	(in gallons per day)
Rosemount, Minnesota	1,441,000
Lebanon, Indiana	1,058,000
West Memphis, Arkansas	1,058,000
Dexter, Missouri	930,000
East St. Louis, Illinois	883,000
Jefferson City, Missouri	883,000
St. Catherines, Ontario, Canada	700,000
Janesville, Wisconsin	553,000
Light, Arkansas	524,400
Rixie, Arkansas	524,400
Winslow, Arizona	500,000
Kingsland, Arkansas	405,000
Portland, Maine	360,000
West Springfield, Massachusetts	360,000
Green Bay, Wisconsin	310,000
Ritzville, Washington	198,000
Sidney, Montana	180,000
Total	10,867,800

We have operating agreements with third parties for certain of our terminals. The terminals in East St. Louis, Illinois and Jefferson City, Missouri are operated for us by Phillips 66 for a monthly fee under an operating and maintenance agreement that has a term that expires in 2017. Our facility in St. Catherines, Ontario, Canada is operated by a third party under a year to-year agreement.

We own the terminal assets. We own the land on which 11 of the terminals are located and we either have easements or lease the land on which 6 of the terminals are located. The terminals in Jefferson City, Missouri and East St. Louis, Illinois have perpetual easements, and the terminal in St. Catherines, Ontario, Canada has a long-term lease that expires in 2022.

We own 7 rail cars and lease 3,170 additional rail cars. These include high pressure and general purpose rail cars.

We own eleven transloading units, which enable customers to transfer product from rail cars to trucks. These transloading units can be moved to locations along a railroad where it is most convenient for customers to transfer their product.

We lease natural gas liquids storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.  We lease approximately 163 million gallons of storage space for natural gas liquids in various storage hubs in Arizona, Canada, Kansas, Michigan, Mississippi, Missouri, and Texas.

The following chart shows our leased storage space at natural gas liquids storage facilities and interconnects to those facilities:

	Leased Storage Space
	(in gallons)
	Beginning	As of
	April 1,	March 31,
Storage Facility	2013	2013	Storage Interconnects
Conway, Kansas	80,850,000	101,850,000	Connected to Enterprise Mid-America and NuStar Pipelines
Borger, Texas	31,500,000	31,500,000	Connected to ConocoPhillips Blue Line Pipeline
Bushton, Kansas	12,600,000	10,500,000	Connected to ONEOK North System Pipeline
Mont Belvieu, Texas	2,940,000	3,990,000	Connected to Enterprise Texas Eastern Products Pipeline
Carthage, Missouri	7,560,000	7,560,000	Connected to Mid-America Pipeline
Marysville, Michigan	15,750,000	4,200,000	Connected to Cochin Pipeline
Hattiesburg, Mississippi	3,150,000	3,150,000	Connected to Enterprise Dixie Pipeline
Redwater, Alberta, Canada	4,620,000	4,200,000	Connected to Cochin Pipeline
Adamana, Arizona	1,680,000	1,680,000	Rail facility
Corunna, Ontario, Canada	2,100,000	2,100,000	Rail facility
Total	162,750,000	170,730,000

During the typical heating season from September 15 through March 15 each year, we have the right to utilize ConocoPhillips’ capacity as a shipper on the Blue Line pipeline to transport natural gas liquids from our leased storage space to our terminals in East St. Louis, Illinois and Jefferson City, Missouri. During the remainder of the year, we have access to available capacity on the Blue Line pipeline on the same basis as other shippers.

Customers. Our natural gas liquids logistics business serves over 600 customers in 47 states. Our natural gas liquids logistics business serves national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. Our natural gas liquids logistics business also supplies the majority of the propane for our retail propane business. We deliver the propane supply to our customers at terminals located on common carrier pipeline systems, rail terminals, refineries, and major U.S. propane storage hubs. For the year ended March 31, 2013, our ten largest natural gas liquids logistics customers represented approximately 42% of the total sales of our natural gas liquids logistics business (exclusive of sales to our retail segment).

Seasonality. Our natural gas liquids logistics business is affected by the weather in a similar manner as our retail propane business. However, we are able to partially mitigate the effects of seasonality by pre-selling a portion of our wholesale volumes to retailers and wholesalers and requiring the customer to take delivery regardless of the weather.

Competition. Our natural gas liquids logistics business faces significant competition. The primary factors on which we compete are:

•                  price;

•                  availability of supply;

•                  level and quality of service;

•                  available space on common carrier pipelines;

•                  storage availability;

•                  the availability of rail cars;

•                  proprietary terminals;

•                  obtaining and retaining customers; and

•                  the acquisition of businesses.

Our competitors generally include other natural gas liquids wholesalers and companies involved in the natural gas liquids midstream industry (such as terminal and refinery operations), some of which have greater financial resources than we do.

Pricing Policy. In our natural gas liquids business, we offer our customers three categories of contracts for propane sourced from common carrier pipelines:

•                  customer pre-buys, which typically require deposits based on market pricing conditions;

•                  rack barrel, which is a posted price at time of delivery; and

•                  load package, a firm price agreement for customers seeking to purchase specific volumes delivered during a specific time period.

We use back-to-back contractual agreements for a majority of our natural gas liquids logistics sales to limit exposure to commodity price risk and protect our margins. We are able to match our supply and sales commitments by offering our customers purchase contracts with flexible price, location, storage, and ratable delivery. However, certain common carrier pipelines require us to keep minimum in-line inventory balances year round to conduct our daily business, and these volumes may not be matched with a purchase commitment.

We generally require deposits from our customers for fixed priced future delivery of propane if the delivery date is more than 30 days after the time of contractual agreement.

Billing and Collection Procedures. Our natural gas liquids logistics customers consist of commercial accounts varying in size from local independent distributors to large regional and national retailers. These sales tend to be large volume transactions that can range from approximately 10,000 gallons to as much as 1,000,000 gallons, and deliveries can occur over time periods extending from days to as much as a year. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our wholesale customers. We believe the following procedures enhance our collection efforts with our wholesale customers:

•                  we require certain customers to prepay or place deposits for their purchases;

•                  we require certain customers to post letters of credit on a portion of our receivables;

•                  we require certain customers to take delivery of their contracted volume ratably to help control the account balance rather than allowing them to take delivery of propane at their discretion;

•                  we review receivable aging analyses regularly to identify issues or trends that may develop; and

•                  we require our sales personnel to manage their wholesale customers’ receivable position and suspend sales to customers that have not paid previous invoices timely.

Trade Names. Our natural gas liquids logistics business operates primarily under the NGL Supply Wholesale, Centennial Energy, and Centennial Gas Liquids trade names.

Retail Propane

Overview. Our retail propane business consists of the retail marketing, sale and distribution of propane and distillates, including the sale and lease of propane tanks, equipment and supplies, to more than 270,000 residential, agricultural, commercial and industrial customers. We also sell propane to certain re-sellers. We purchase the majority of the propane sold in our retail propane business from our natural gas liquids logistics business, which provides our retail propane business with a stable and secure supply of propane.

Operations. We market retail propane through our customer service locations using the Hicksgas, Propane Central, Brantley, Osterman, Pacer, Downeast Energy, and Energy USA regional brand names, among others. We sell propane primarily in rural areas, but we also have a number of customers in suburban areas where energy alternatives to propane such as natural gas are not generally available. We own or lease 86 customer service locations and 94 satellite distribution locations, with aggregate above ground propane storage capacity of approximately 10.8 million gallons. Our customer service locations are staffed and operated to service a defined geographic market area and typically include a business office, product showroom, and secondary propane storage. Our satellite distribution locations, which are unmanned above ground storage tanks, allow our customer service centers to serve an extended market area.

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

The following table shows the number of our customer service locations and satellite distribution locations by state:

	Number of Customer	Number of Satellite
	Service	Distribution
State	Locations	Locations
Illinois	23	21
Maine	15	10
Georgia	11	3
Massachusetts	10	5
Kansas	5	30
Indiana	4	5
Connecticut	3	2
Pennsylvania	2	3
North Carolina	2	1
Oregon	2	1
Washington	2	—
Mississippi	1	3
New Hampshire	1	2
Maryland	1	1
Rhode Island	1	1
Utah	1	1
Wyoming	1	1
Colorado	1	—
Delaware	—	1
New Jersey	—	1
Tennessee	—	1
Vermont	—	1
Total	86	94

We own 63 of our 86 customer service centers and 64 of our 94 satellite distribution locations, and we lease the remainder.

Tank ownership at customer locations is an important component to our operations and customer retention. As of March 31, 2013, we owned the following propane storage tanks:

•                  approximately 420 bulk storage tanks with capacities ranging from 5,000 to 90,000 gallons; and

•                  approximately 296,000 stationary customer storage tanks with capacities ranging from 7 to 30,000 gallons.

We also leased an additional 21 bulk storage tanks.

As of March 31, 2013, we owned a fleet of approximately 350 bulk delivery trucks, 40 semi-tractors, 40 propane transport trailers and 500 other service trucks.

Retail deliveries of propane are usually made to customers by means of our fleet of bulk delivery trucks. Propane is pumped from the bulk delivery truck, which holds 2,400 to 5,000 gallons, into a storage tank at the customer’s premises. The capacity of these storage tanks ranges from approximately 30 to 1,000 gallons. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of five to 25 gallons. These cylinders are typically picked up on a delivery route, refilled at our customer service locations, and then returned to the retail customer. Customers can also bring the cylinders to our customer service centers to be refilled.

Approximately 58% of our residential customers receive their propane supply via our automatic route delivery program, which allows us to maximize our delivery efficiency. For these customers, our delivery forecasting software system utilizes a customer’s historical consumption patterns combined with current weather conditions to more accurately predict the optimal time to refill their tank. The delivery information is then uploaded to routing software to calculate the most cost effective delivery route. Our automatic delivery program promotes customer retention by ensuring an uninterrupted supply of propane and enables us to efficiently conduct route deliveries on a regular basis. Some of our purchase plans, such as level payment billing, fixed price and price cap programs, further promote our automatic delivery program.

Customers. Our retail propane and distillate customers fall into three broad categories: residential, agricultural, and commercial and industrial. At March 31, 2013, our retail propane and distillate customers were comprised of approximately:

•                  68% residential customers;

•                  31% commercial and industrial customers; and

•                  1% agricultural customers.

No single customer accounted for more than 1% of our retail propane volumes during the year ended March 31, 2013.

Seasonality. The retail propane and distillate business is largely seasonal due to the primary use of propane and distillates as heating fuels. In particular, residential and agricultural customers who use propane and distillates to heat homes and livestock buildings generally only need to purchase propane during the typical fall and winter heating season. Propane sales to agricultural customers who use propane for crop drying are also seasonal, although the impact on our retail propane volumes sold varies from year to year depending on the moisture content of the crop and the ambient temperature at the time of harvest. Propane and distillate sales to commercial and industrial customers, while affected by economic patterns, are not as seasonal as are sales to residential and agricultural customers.

Competition. Our retail propane business faces significant competition. The primary factors on which we compete are:

•                  price;

•                  availability of supply;

•                  level and quality of service;

•                  obtaining and retaining customers; and

•                  the acquisition of businesses.

Our competitors generally include other propane retailers and companies involved in the sale of natural gas, fuel oil and electricity, some of which have greater financial resources than we do. We compete with alternative energy sources and with other companies engaged in the retail propane distribution business. Competition with other retail propane distributors in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi state propane marketers, smaller local independent marketers and farm cooperatives. Our customer service locations generally have one to five competitors in their market area.

The competitive landscape of the markets that we serve has been fairly stable. Each customer service location operates in its own competitive environment, since retailers are located in close proximity to their customers due to delivery economics. Our customer service locations generally have an effective marketing radius of approximately 25 to 50 miles, although in certain areas the marketing radius may be extended by satellite distribution locations.

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

Supply. Our retail propane segment purchases the majority of its propane from our natural gas liquids logistics segment.

Pricing Policy. Our pricing policy is an essential element in the successful marketing of retail propane and distillates. We protect our margin by adjusting our retail propane pricing based on, among other things, prevailing supply costs, local market conditions, and input from management at our customer service locations. We rely on our regional management to set prices based on these factors. Our regional managers are advised regularly of any changes in the delivered cost of propane and distillates, potential supply disruptions, changes in industry inventory levels and possible trends in the future cost of propane and distillates. We believe the market intelligence provided by our natural gas liquids logistics business combined with our propane and distillate pricing methods allows us to respond to changes in supply costs in a manner that protects our customer base and our margins.

Billing and Collection Procedures. In our retail propane business, our customer service locations are typically responsible for customer billing and account collection. We believe that this decentralized and more personal approach is beneficial because our local staff has more detailed knowledge of our customers, their needs, and their history than would an employee at a remote billing center. Our local staff often develops relationships with our customers that are beneficial in reducing payment time for a number of reasons:

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

Trade Names. We use a variety of trademarks and trade names that we own, including Hicksgas, Propane Central, Brantley, Osterman, Pacer, Downeast Energy, and Energy USA, among others. We typically retain and continue to use the names of the companies that we acquire and believe that this helps maintain the local identification of these companies and contributes to their continued success. We regard our trademarks, trade names, and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Employees

As of March 31, 2013, we had 1,970 full-time employees, of which 1,835 were operational and 135 were general and administrative employees. Eighteen of our employees at two of our locations are members of a labor union. We believe that our relations with our employees are satisfactory.

Government Regulation

Regulation of the Oil and Natural Gas Industries

Regulation of Oil and Natural Gas Exploration, Production and Sales. Sales of crude oil and natural gas liquids are not currently regulated and are transacted at market prices. In 1989, the U.S. Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and non-price controls affecting wellhead sales of natural gas. The Federal Energy Regulatory Commission (“FERC”), which has the authority under the Natural Gas Act to regulate the prices and other terms and conditions of the sale of natural gas for resale in interstate commerce, has issued blanket authorizations for all gas resellers subject to its regulation, except interstate pipelines, to resell natural gas at market prices. Either Congress or FERC (with respect to the resale of gas in interstate commerce), however, could re-impose price controls in the future.

Exploration and production operations are subject to various types of federal, state and local regulation, including, but not limited to, permitting, well location, methods of drilling, well operations, and conservation of resources. While these regulations do not directly apply to our business, they may affect the businesses of certain of our customers and suppliers and thereby indirectly affect our business.

Anti-Market Manipulation Rules. We are subject to the anti-market manipulation provisions in the Natural Gas Act and the Natural Gas Policy Act of 1978 (the “NGPA”), as amended by the Energy Policy Act of 2005, which authorize FERC to impose fines of up to $1,000,000 per day per violation of the Natural Gas Act, the NGPA, or their implementing regulations. In addition, the Federal Trade Commission holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to $1,000,000 per violation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The Commodity Futures Trading Commission is directed under the Commodity Exchange Act to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the Commodity Futures Trading Commission has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The Commodity Futures Trading Commission also has statutory authority to seek civil penalties of up to the greater of $1,000,000 per day per violation or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the Commodity Exchange Act. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.

Maritime Transportation. The Jones Act is a federal law that restricts maritime transportation between locations in the U.S. to vessels built and registered in the U.S. and owned and manned by U.S. citizens. Since we engage in maritime transportation through our barge fleet between locations in the U.S., we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all U.S.-flagged vessels be manned by U.S. citizens. Foreign-flagged seamen generally receive lower wages and benefits than those received by U.S. citizen seamen. This requirement significantly increases operating costs of U.S.-flagged vessel operations compared to foreign-flagged vessel operations. Certain foreign governments subsidize their nations’ shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by U.S.-flagged vessel owners. The U.S. Coast Guard and American Bureau of Shipping maintain the most stringent regimen of vessel inspection in the world, which tends to result in higher regulatory compliance costs for U.S.-flagged operators than for owners of vessels registered under foreign flags of convenience.

Environmental Regulation

General. Our operations are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. Accordingly, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•                  requiring the installation of pollution-control equipment or otherwise restricting the way we operate or imposing additional costs on our operations;

•                  limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species;

•                  delaying construction or system modification or upgrades during permit issuance or renewal;

•                  requiring investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and

•                  enjoining the operations of facilities deemed to be in non-compliance with permits or permit requirements issued pursuant to or imposed by such environmental laws and regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances, hydrocarbons or wastes have been disposed or otherwise released. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate.

The following is a discussion of the material environmental laws and regulations that relate to our business.

Hazardous Substances and Waste. We are subject to various federal, state, and local environmental, health and safety laws and regulations governing the storage, distribution and transportation of natural gas liquids and the operation of bulk storage LPG terminals, as well as laws and regulations governing environmental protection, including those addressing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Generally, these laws (i) regulate air and water quality and impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) may result in the suspension or revocation of necessary permits, licenses and authorizations; (iv) impose substantial liabilities on us for pollution resulting from our operations; (v) require remedial measures to mitigate pollution from former or ongoing operations; (vi) and may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. These laws include, among others, the Resource Conservation and Recovery Act, or RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. For example, as a flammable substance, propane is subject to risk management plan requirements under section 112(r) of the Clean Air Act.

CERCLA, also known as the “Superfund” law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in or generated by our operations may be classified as hazardous. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict and joint and several liability for the costs of investigating and cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain wastes associated with the production of oil and natural gas, as well as petroleum-contaminated media, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. It is possible, however, that certain wastes now classified as non-hazardous could be classified as hazardous wastes in the future and therefore be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas wastes as “hazardous wastes.”  Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

We currently own or lease properties where hydrocarbons are being or have been handled for many years. Although previous operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons and wastes have been transported for treatment or disposal. These properties and the wastes disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to implement remedial measures to prevent or mitigate future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our operations or financial condition.

Oil Pollution Prevention. Our operations involve the shipment of propane and other natural gas liquids by barge through navigable waters of the U.S. The Oil Pollution Prevention Act imposes liability for releases of oil from vessels or facilities into navigable waters. If a release of propane or other natural gas liquids to navigable waters occurred during shipment or from a terminal, we could be subject to liability under the Oil Pollution Prevention Act. We are not currently aware of any facts, events, or conditions related to oil spills that could materially impact our operations or financial condition. In 1973, the EPA adopted oil pollution prevention regulations under the Clean Water Act. These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure (“SPCC”) plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. We maintain and implement such plans for a number of our facilities.

Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. Furthermore, we may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Water Discharges. The Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the United States and impose requirements affecting our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon or other constituent tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. We have discharge permits in place for a number of our facilities. These permits may require us to monitor and sample the storm water runoff from such facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Hydraulic Fracturing. The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. We do not conduct any hydraulic fracturing activities. However, a portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of underground injection and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of the U.S. Congress. Congress will likely continue to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s Underground Injection Control Program and/or to require disclosure of chemicals used in the hydraulic fracturing process. In addition, several states, including Texas and Colorado, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, which include additional permit requirements, public disclosure of fracturing fluid contents, operational restrictions, and/or temporary or permanent bans on hydraulic fracturing. We expect that scrutiny of hydraulic fracturing activities will continue in the future.

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas emissions, most notably carbon dioxide, to global warming. In June 2009, the U.S. House of Representatives passed the ACES Act, also known as the Waxman Markey Bill. The ACES Act did not pass the Senate, however, and so was not enacted by the 111th Congress. The ACES Act would have established an economy-wide cap on emissions of greenhouse gases in the United States and would have required most sources of greenhouse gas emissions to obtain and hold “allowances” corresponding to their annual emissions of greenhouse gases. More recently, the Climate Protection Act of 2013 was introduced in the Senate in February 2013. The Climate Protection Act of 2013 would introduce a carbon tax on all fossil fuels extracted, manufactured, produced in, or imported into the United States. The ultimate outcome of any possible future legislative initiatives is uncertain. In addition, several states have already adopted some legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs, although in recent years some states have scaled back their commitment to GHG initiatives.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has issued a number of regulations addressing greenhouse gas emissions under the Clean Air Act, including: the greenhouse gas reporting rule; greenhouse gas standards applicable to heavy-duty and light-duty vehicles; a rule requiring stationary sources to address greenhouse gas emissions in Prevention of Significant Deterioration and Title V permits; and new source performance standards for greenhouse gas emissions from new power plants. The EPA’s greenhouse gas regulations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations and also could adversely affect demand for the propane and other natural gas liquids that we transport, store, process, or otherwise handle in connection with our services.

Some scientists have suggested climate change from greenhouse gases could increase the severity of extreme weather, such as increased hurricanes and floods, which could damage our facilities. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our propane and other natural gas liquids is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for our products and services. If there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

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

Safety and Transportation

All states in which we operate have adopted fire safety codes that regulate the storage and distribution of propane and distillates. In some states, state agencies administer these laws. In others, municipalities administer them. We conduct training programs to help ensure that our operations comply with applicable governmental regulations. With respect to general operations, each state in which we operate adopts National Fire Protection Association, or NFPA, Pamphlet Nos. 54 and No. 58, or comparable regulations, which establish a set of rules and procedures governing the safe handling of propane, and Pamphlet Nos. 30, 30A, 31, 385 and 395 which establish rules and procedures governing the safe handling of distillates, such as fuel oil. We believe that the policies and procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and distillates and related service and installation operations are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

With respect to the transportation of propane, distillates, crude oil and water, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation, or DOT. We maintain various permits necessary to ensure that our operations comply with applicable regulations. The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source, as well as a propane gas system, any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects employees from adverse employment actions if they provide information to their employers or to the federal government as to pipeline safety.

Railcar Regulation

We transport a significant portion of our natural gas liquids and crude oil via rail transportation, and we own and lease a fleet of railcars for this purpose. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies.

Occupational Health Regulations

The workplaces associated with our manufacturing, processing, terminal and storage facilities are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. Our marine vessel operations are also subject to safety and operational standards established and monitored by the U.S. Coast Guard. In general, we expect to increase our expenditures relating to compliance with likely higher industry and regulatory safety standards such as those described above. However, these expenditures cannot be accurately estimated at this time, but we do not expect them to have a material adverse effect on our business.

Available Information on our Website

Our website address is http://www.nglenergypartners.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (“SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this or any other report that we file with or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC.

Item 1A.          Risk Factors

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

•                  the cost of crude oil and natural gas liquids that we buy for resale and whether we are able to pass along cost increases to our customers;

•                  the volume of wastewater delivered to our processing facilities;

•                  disruptions in the availability of crude oil and/or natural gas liquids supply;

•                  our ability to renew leases for storage and rail cars;

•                  the effectiveness of our commodity price hedging strategy;

•                  the level of competition from other energy providers; and

•                  prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution also depends on other factors, some of which are beyond our control, including:

•                  the level of capital expenditures we make;

•                  the cost of acquisitions, if any;

•                  restrictions contained in our revolving credit facility and note purchase agreement and other debt service requirements;

•                  fluctuations in working capital needs;

•                  our ability to borrow funds and access capital markets;

•                  the amount, if any, of cash reserves established by our general partner; and

•                  other business risks discussed in this annual report that may affect our cash levels.

Because of all these factors, we may not have sufficient available cash each quarter to be able to pay the minimum quarterly distribution.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we realize net income.

The amount of cash we have available for distribution depends primarily on our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we might make cash distributions during periods when we record net losses for financial accounting purposes and we might not make cash distributions during periods when we record net income for financial accounting purposes.

Our business depends on the availability of supply of oil and natural gas liquids in the United States and Canada, which is dependent on the ability and willingness of other parties to explore for and produce oil and natural gas. Spending on oil and natural gas exploration and production may be adversely affected by industry and financial market conditions that are beyond our control including, without limitation, (1) prices for crude oil, condensate, and natural gas liquids, (2) oil and natural gas producers having success in their operations, (3) continued commercially viable areas in which to explore and produce oil and natural gas, and (4) the availability of liquids-rich natural gas needed to produce natural gas liquids.

Our business depends on domestic spending by the oil and natural gas industry, and this spending and our business have been, and may continue to be, adversely affected by industry and financial market conditions and existing or new regulations, such as those related to environmental matters, that are beyond our control.

We depend on the ability and willingness of other entities to make operating and capital expenditures to explore for, develop, and produce oil and natural gas in the United States and Canada, and to extract natural gas liquids from natural gas. Customers’ expectations of lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing business opportunities and demand for our services and equipment. Actual market conditions and producers’ expectations of market conditions for crude oil, condensate and natural gas liquids may also cause producers to curtail spending, thereby reducing business opportunities and demand for our services.

Industry conditions are influenced by numerous factors over which we have no control, such as the availability of commercially viable geographic areas in which to explore and produce oil and natural gas, the availability of liquids-rich natural gas needed to produce natural gas liquids, the supply of and demand for oil and natural gas, environmental restrictions on the exploration and production of oil and natural gas, such as existing and proposed regulation of hydraulic fracturing, domestic and worldwide economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among our current or potential customers. The volatility of the oil and natural gas industry and the resulting impact on exploration and production activity could adversely impact the level of drilling activity. This reduction may cause a decline in business opportunities or the demand for our services, or adversely affect the price of our services. Reduced discovery rates of new oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced.

The oil and natural gas production industry tends to run in cycles and may, at any time, cycle into a downturn; if that occurs again, the rate at which it returns to former levels, if ever, will be uncertain. Prior adverse changes in the global economic environment and capital markets and declines in prices for oil and natural gas have caused many customers to reduce capital budgets for future periods and have caused decreased demand for oil and natural gas. Limitations on the availability of capital, or higher costs of capital, for financing expenditures have caused and may continue to cause customers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending may curtail drilling programs and other discretionary spending, which could result in a reduction in business opportunities and demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could materially and adversely affect our operating results.

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

We cannot predict the effect that development of alternative energy sources may have on our operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for crude oil, natural gas, and natural gas liquids.

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

Our profitability could be negatively impacted by price and inventory risk related to our business.

The crude oil logistics, natural gas liquids logistics, and retail propane businesses are “margin-based” businesses in which our realized margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in the prices of crude oil and natural gas liquids caused by changes in supply or other market conditions.

Generally, we attempt to maintain an inventory position that is substantially balanced between our purchases and sales, including our future delivery obligations. We attempt to obtain a certain margin for our purchases by selling our product to our customers, which include third party consumers, other wholesalers and retailers, and others. However, market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that cannot be passed through to our customers. In general, product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points, creating the potential for sudden and drastic price fluctuations. Sudden and extended wholesale price increases could reduce our margins and could, if continued over an extended period of time, reduce demand by encouraging retail customers to conserve or convert to alternative energy sources. Conversely, a prolonged decline in product prices could potentially result in a reduction of the borrowing base under our working capital facility, and we could be required to liquidate propane inventory that we have already pre-sold.

We are affected by competition from other midstream, transportation, terminalling and storage and retail marketing companies.

We experience competition in all of our segments. In our natural gas liquids logistics segment, we compete for natural gas supplies and also for customers for our services. Our competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. Our natural gas liquids terminals compete with other terminalling and storage providers in the transportation and storage of natural gas liquids. Natural gas and natural gas liquids also compete with other forms of energy, including electricity, coal, fuel oils and renewable or alternative energy.

Our crude oil logistics segment faces significant competition for crude oil supplies and also for customers for our services. These operations also face competition from trucks for incremental and marginal volumes in the areas we serve. Further, our crude terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Our water services segment is in direct and indirect competition with other businesses, including disposal and other wastewater treatment businesses, some of which are larger and more firmly established and may have greater marketing and development budgets and capital resources than we do.

We also face strong competition in the market for the sale of retail propane. Our competitors vary from retail propane companies who are larger and have substantially greater financial resources than we do to small retail propane distributors, rural electric cooperatives and fuel oil distributors who have entered the market due to a low barrier to entry. The actions of our retail marketing competitors, including the impact of imports, could lead to lower prices or reduced margins for the products we sell, which could have an adverse effect on our business or results of operations.

We can make no assurances that we will be able to compete successfully in each of our lines of business. If a competitor attempts to increase market share by reducing prices, we may lose customers, which would reduce our revenues.

Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines we use is interrupted.

Historically, a substantial portion of our propane supply has originated from storage facilities at Borger, Texas; Conway and Bushton, Kansas; Mt. Belvieu, Texas; and Sarnia, Ontario, Canada and has been shipped to us or by us to our service areas through common carrier pipelines. Any significant interruption in the service at these storage facilities or on the common carrier pipelines we use would adversely affect our ability to obtain propane.

Our business would be adversely affected if service on the railroads we use is interrupted.

We transport crude oil and natural gas liquids by rail car. We do not own or operate the railroads on which these cars are transported. Any disruptions in the operations of these railroads could adversely impact our ability to deliver product to our customers.

If we are unable to purchase crude oil and natural gas liquids from our principal suppliers, our results of operations would be adversely affected.

If we are unable to purchase product from significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would adversely affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations.

A loss of one or more significant customers could materially or adversely affect our results of operations.

Approximately 43% of the revenues of our water services segment during the year ended March 31, 2013 were generated from our two largest customers of the segment. Approximately 58% of the revenues of our crude oil logistics segment during the year ended March 31, 2013 were generated from our ten largest customers of the segment. Approximately 42% of the revenues our natural gas liquids logistics segment were generated from our ten largest customers of the segment.  For the year ended March 31, 2013, sales of crude oil and natural gas liquids to our largest customer represented approximately 10% of our consolidated total revenues. We expect to continue to depend on key customers to support our revenues for the foreseeable future. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our results of operations.

Our future financial performance and growth may be limited by our ability to successfully complete accretive acquisitions on economically acceptable terms.

Our ability to consummate acquisitions on economically acceptable terms may be limited by various factors, including, but not limited to:

•                  Increased competition for attractive acquisitions;

•                  Covenants in our revolving credit facility and note purchase agreement that limit the amount and types of indebtedness that we may incur to finance acquisitions and which may adversely affect our ability to make distributions to our unitholders;

•                  Lack of available cash or external capital or limitations on our ability to issue equity to pay for acquisitions; and

•                  Possible unwillingness of prospective sellers to accept our common units as consideration and the potential dilutive effect to our existing unitholders caused by an issuance of common units in an acquisition.

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

The propane industry is a mature industry. We anticipate only limited growth in total national demand for propane in the near future. Increased competition from alternative energy sources has limited growth in the propane industry, and year-to-year industry volumes are primarily impacted by fluctuations in weather and economic conditions. In addition, our retail propane business concentrates on sales to residential customers, but because of longstanding customer relationships that are typical in the retail residential propane industry, the inconvenience of switching tanks and suppliers and propane’s generally higher cost as compared to certain other energy sources, we may have difficulty in increasing our retail customer base other than through acquisitions. Therefore, while our business strategy includes expanding our existing operations through internal growth, our ability to grow within the industries in which we operate will depend principally on acquisitions.

We may be subject to substantial risks in connection with the integration and operation of acquired businesses, in particular those businesses with operations that are distinct and separate from our existing operations.

Any acquisitions we make in pursuit of our growth strategy are subject to potential risks, including, but not limited to:

•                  the inability to successfully integrate the operations of recently acquired businesses;

•                  the assumption of known or unknown liabilities, including environmental liabilities;

•                  limitations on rights to indemnity from the seller;

•                  mistaken assumptions about the overall costs of equity or debt or synergies;

•                  unforeseen difficulties operating in new geographic areas or in new business segments;

•                  the diversion of management’s and employees’ attention from other business concerns;

•                  customer or key employee loss from the acquired businesses; and

•                  a potential significant increase in our indebtedness and related interest expense.

We undertake due diligence efforts in our assessment of acquisitions, but may be unable to identify or fully plan for all issues and risks attendant to a particular acquisition. Even when an issue or risk is identified, we may be unable to obtain adequate contractual protection from the seller. The realization of any of these risks could have a material adverse effect on the success of a particular acquisition or our financial condition, results of operations or future growth.

As part of our growth strategy, we may expand our operations into businesses that differ from our existing operations. Integration of new businesses is a complex, costly and time-consuming process and may involve assets with which we have limited operating experience. Failure to timely and successfully integrate acquired businesses into our existing operations may have a material adverse effect on our business, financial condition or results of operations. In addition to the risks set forth above, new businesses will subject us to additional business and operating risks, such as the acquisitions not being accretive to our unitholders as a result of decreased profitability, increased interest expense related to debt we incur to make such acquisitions or an inability to successfully integrate those operations into our overall business operation. The realization of any of these risks could have a material adverse effect on our financial condition or results of operations.

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

Our ability to service our debt will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic and weather conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our future indebtedness, we would be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may be unable to effect any of these actions on satisfactory terms or at all. The agreements governing our indebtedness permit us to incur additional debt under certain circumstances, and we will likely need to incur additional debt in order to implement our growth strategy. We may experience adverse consequences from increased levels of debt.

Restrictions in our revolving credit facility and note purchase agreement could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and the value of our common units.

Our revolving credit facility and note purchase agreement limit our ability to, among other things:

•                  incur additional debt or issue letters of credit;

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

We are permitted to make distributions to our unitholders under our revolving credit facility and note purchase agreement so long as no default or event of default exists both immediately before and after giving effect to the declaration and payment of the distribution and the distribution does not exceed available cash for the applicable quarterly period. Our revolving credit facility and note purchase agreement also contain covenants requiring us to maintain certain financial ratios. Please read “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Sources of Capital and Capital Resource Activities — Long-Term Debt.”

The provisions of our revolving credit facility and note purchase agreement may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a covenant violation, default or an event of default that could enable our lenders, subject to the terms and conditions of our revolving credit facility, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price will be impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

The fees charged to customers under our agreements with them for the transportation and marketing of crude oil, condensate and natural gas liquids may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

Our costs may increase at a rate greater than the rate that the fees that we charge to customers increase pursuant to our contracts with them. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of crude oil, condensate, and/or natural gas liquids are curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, our profitability could be materially and adversely affected.

Our sales of crude oil, condensate and natural gas liquids, and related transportation and hedging activities, and our processing of wastewater, expose us to potential regulatory risks.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Dodd-Frank Act mandates the CFTC to promulgate rules to define these terms, we do not know the definitions the CFTC will actually adopt or how these definitions will apply to us. Although the CFTC established position limits on certain core futures and equivalent swaps contracts, with exceptions for certain bona fide hedging transactions, those limits were vacated by federal district court on September 28, 2012, and will not go into effect until the CFTC prevails on appeal of this ruling, or issues and finalizes revised rules. Additionally, In December 2012, the CFTC published final rules regarding mandatory clearing of four classes of interest rate swaps and two classes of credit swaps and setting compliance dates of March 11, 2013, June 10, 2013, and, for end users of swaps, September 9, 2013. The full impact of the Dodd-Frank Act on our hedging activities is uncertain at this time. However, new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Dodd-Frank Act may also materially affect our customers and materially and adversely affect the demand for our services.

We are subject to the trucking safety regulations, which are likely to be amended, and made stricter, as part of the initiative known as Comprehensive, Safety, Analysis, or “CSA.” If our current USDOT safety ratings are downgraded to “Unsatisfactory” or the equivalent in connection with this initiative, our business and results of our operations may be adversely affected.

As part of the CSA initiative, the Federal Motor Carrier Safety Administration (“FMCSA”) is expected to open a rulemaking docket for purposes of changing its safety rating methodology. Any new methodology adopted in the rulemaking is likely to link safety ratings more closely to roadside inspection and driver violation data gathered and analyzed from month to month under the agency’s new Safety Measurement System or “SMS.” This linkage could result in greater variability in safety ratings than the current system, in which a safety rating is based on relatively infrequent on-site compliance audits at a carrier’s place(s) of business. Preliminary studies by transportation consulting firms indicate that “Satisfactory” ratings (or any equivalent under a new SMS-based system) may become more difficult to achieve and maintain under such a system. If we ever receive an “Unsatisfactory” or equivalent rating, we may lose some of our customer contracts that require such a rating, which may materially and adversely affect our business prospects and results of operations.

Difficulty in attracting and retaining qualified drivers in our crude oil logistics and water services businesses could adversely affect our growth and profitability.

Maintaining a staff of qualified truck drivers is critical to the success of our operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers. In addition, due in part to current economic conditions, including the cost of fuel, insurance, and tractors and the U.S. Department of Transportation’s (“DOT”) regulatory requirements, the available pool of qualified truck drivers has been declining. Regulatory requirements, including the FMCSA’s CSA initiative, and an improvement in the economy could reduce the number of eligible drivers or require us to pay more to attract and retain drivers. A shortage of qualified drivers and intense competition for drivers from other companies will create difficulties in increasing the number of our drivers for our anticipated expansion in our fleet of trucks. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could have difficulty meeting customer demands, any of which could materially and adversely affect our growth and profitability.

Our business is subject to federal, state, provincial and local laws and regulations with respect to environmental, safety and other regulatory matters and the cost of compliance with, violation of or liabilities under, such laws and regulations could adversely affect our profitability.

Our operations, including those involving crude oil, condensate, natural gas liquids, and oil and gas produced wastewater, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities in the performance of our operations due to handling of wastewater and hydrocarbons, such as crude oil, condensate and natural gas liquids. For instance, our wastewater treatment and transportation business carries with it environmental risks, including leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills or releases during the transport of wastewater. Our crude oil, condensate, and natural gas liquids businesses carry similar risks of leakage and sudden or accidental spills of crude oil, condensate, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the impairment or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

We use various modes of transportation to carry propane, distillates, crude oil and water, including trucks, railcars and barges, each of which is subject to regulation. With respect to transportation by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002, which cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation, or DOT. We also own and lease a fleet of railcars, the operation of which is subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies. Our barge transportation operations, which we acquired in 2012, are subject to the Jones Act, a federal law restricting marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens, as well as rules and regulations of the United States Coast Guard. Non-compliance with any of these regulations could result in increased costs related to the transportation of our products and could have an adverse effect on our business.

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

Additionally, in order to conduct our operations, we must obtain and maintain numerous permits, approvals and other authorizations from various federal, state, provincial and local governmental authorities relating to wastewater handling, discharge and disposal, air emissions, transportation and other environmental matters. These authorizations subject us to terms and conditions which may be onerous or costly to comply with, and that may require costly operational modifications to attain and maintain compliance. The renewal, amendment or modification of these permits, approvals and other authorizations may involve the imposition of even more stringent and burdensome terms and conditions with attendant higher costs and more significant effects upon our operations.

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

Furthermore, our customers in the oil and gas production industry are subject to certain environmental laws and regulations that may impose significant costs and liabilities on them, including as a result of changes in such laws and regulations causing them to become more stringent over time. For example, in April 2012, the U.S. Environmental Protection Agency (“EPA”) issued final rules that established new air emission controls for oil and gas production and gas processing operations. The final rule includes a 95% reduction in volatile organic compounds (“VOCs”) (which contribute to smog) emitted during the completion of new and modified hydraulically fractured wells. Any significant increased costs or restrictions placed on our customers to comply with environmental laws and regulations could affect their production output significantly. Such an effect could materially and adversely affect our utilization and profitability, thus reducing demand for our midstream services. Such an effect on our customers could materially and adversely affect our utilization and profitability. The adoption or implementation of any new regulations imposing additional reporting obligations on GHG emissions, or limiting GHG emissions from our equipment and operations, could require us to incur significant costs.

Federal and state legislation and regulatory initiatives relating to our hydraulic fracturing customers could result in increased costs and additional operating restrictions or delays and could harm our business.

Hydraulic fracturing is a frequent practice in the oil and gas fields in which our water services segment operates. Hydraulic fracturing is an important and common process used to facilitate production of natural gas and other hydrocarbon condensates in shale formations, as well as tight conventional formations. The hydraulic fracturing process is typically regulated by state oil and gas authorities. This process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the fracturing process could adversely affect drinking water supplies. Some sections of the public have also asserted that the fracturing process could result in increased seismic activity. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may unfavorably impact the oil and gas drilling industry. For instance, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices involving the use of diesel fuel. At the same time, the EPA has commenced a study of the potential environmental impact of hydraulic fracturing activities, the final results of which are expected in 2014. Also, legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing. In addition, some states have adopted and other states are considering adopting regulations that could restrict or regulate hydraulic fracturing in certain circumstances. For example, Texas, Wyoming and other states have adopted legislation requiring the disclosure of hydraulic fracturing chemicals, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. We cannot predict whether any proposed federal, state or local laws or regulations will be enacted and, if so, what actions any such laws or regulations would require or prohibit. However, any restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability.

Seasonal weather conditions and natural or man-made disasters could severely disrupt normal operations and have an adverse effect on our business, financial condition and results of operations.

We operate in various locations across the United States and Canada which may be adversely affected by seasonal weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds, tornados and hurricanes or after other natural disasters such as earthquakes or wildfires, we may be unable to move our trucks or rail cars between locations and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. In addition, hurricanes or other severe weather in the Gulf Coast region could seriously disrupt the supply of crude oil and natural gas liquids and cause serious shortages in various areas, including the areas in which we operate. These same conditions may cause serious damage or destruction to homes, business structures and the operations of our retail and wholesale customers. Such disruptions could potentially have a material adverse impact on our business, financial condition, results of operations and cash flows, which could impair our ability to make distributions to our unitholders.

We do not own all of the land on which our facilities are located, and instead lease certain facilities and equipment, and we, therefore, are subject to the possibility of increased costs to retain necessary land and equipment use which could disrupt our operations.

We do not own all of the land on which our facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if our facilities are not properly located within the boundaries of such rights-of-way. Additionally, our loss of rights, through our inability to renew right-of-way contracts or otherwise, could materially and adversely affect our business, results of operations and financial condition.

Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods, including many of our rail cars. Our inability to renew facility or equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material and adverse effect on our results of operations and cash flows.

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

Pursuant to the requirements of our risk management policy, we attempt to lock in a margin for a portion of the commodities we purchase by selling such commodities for physical delivery to our customers, such as independent refiners or major oil companies, or by entering into future delivery obligations under contracts for forward sale. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand, and sales or future delivery obligations on the other hand. These policies and practices cannot, however, eliminate all risks. For example, any event that disrupts our anticipated physical supply of commodities could expose us to risk of loss resulting from the need to cover obligations required under contracts for forward sale. Additionally, we can provide no assurance that our processes and procedures will detect and/or prevent all violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

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

One of the ways we intend to grow our business is through the construction of additions to our systems and/or the construction of new terminalling, transportation, and wastewater treatment facilities. The construction of such facilities requires the expenditure of significant amounts of capital, which may exceed our resources, and involves numerous regulatory, environmental, political and legal uncertainties. If we undertake these projects, we may not be able to complete them on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase upon the expenditure of funds on a particular project. For instance, if we build a new wastewater treatment facility, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until at least after completion of the project, if at all. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. We may also rely on estimates of proved, probable or possible reserves in our decision to build new transportation systems and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved, probable or possible reserves. As a result, new facilities may not be able to attract enough product to achieve our expected investment return, which could materially and adversely affect our results of operations and financial condition.

Product liability claims and litigation could adversely affect our business and results of operations.

Our operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible liquids. As a result, we are subject to product liability claims and lawsuits, including potential class actions, in the ordinary course of business. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have significant self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement and we may have insufficient reserves on our balance sheet to satisfy such self-retention obligations. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could materially and adversely effect on our business, results of operations, financial condition and cash flows.

Volumes of crude oil recovered during the wastewater treatment process can vary. Any significant reduction in residual crude oil content in wastewater we treat will affect our recovery of crude oil and, therefore, our profitability.

A significant portion of revenues in our water business is derived from sales of crude oil recovered during the wastewater treatment process. Our ability to recover sufficient volumes of crude oil is dependent upon the residual crude oil content in the wastewater we treat, which is, among other things, a function of water temperature. Generally, where water temperature is higher, residual crude oil content is lower. Thus, our crude oil recovery during the winter season is substantially higher than our recovery during the summer season. Additionally, residual crude oil content will decrease if, among other things, producers begin recovering higher levels of crude oil in produced wastewater prior to delivering such water to us for treatment. Any reduction in residual crude oil content in the wastewater we treat could materially and adversely affect our profitability.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

The majority of our retail propane operations are concentrated in the Northeast, Southeast, and Midwest, and localized warmer weather and/or economic downturns may adversely affect demand for propane in those regions, thereby affecting our financial condition and results of operations.

A substantial portion of our retail propane sales are to residential customers located in the Northeast, Southeast, and Midwest who rely heavily on propane for heating purposes. A significant percentage of our retail propane volume is attributable to sales during the peak heating season of October through March. Warmer weather may result in reduced sales volumes that could adversely impact our operating results and financial condition. In addition, adverse economic conditions in areas where our retail propane operations are concentrated may cause our residential customers to reduce their use of propane regardless of weather conditions. Localized warmer weather and/or economic downturns may have a significantly greater impact on our operating results and financial condition than if our retail propane business were less concentrated.

The counterparties to our commodity derivative and physical purchase and sale contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

We encounter risk of counterparty non-performance primarily in our crude oil logistics and natural gas liquids logistics businesses. Disruptions in the supply of propane and in the oil and gas commodities sector overall for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our ability to obtain supply to fulfill our sales delivery commitments or obtain supply at reasonable prices, which could result in decreased gross margins and profitability, thereby impairing our ability to make distributions to our unitholders.

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

Prior to our initial public offering, we were not required to file reports with the SEC. Upon the completion of our initial public offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Effective March 31, 2012, we became subject to the obligation under Section 404(a) of the Sarbanes Oxley Act of 2002 to annually review and report on our internal control over financial reporting. Effective March 31, 2013, we became subject to the obligation under Section 404(b) of the Sarbanes Oxley Act to engage our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting.

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

Although action has been taken to remediate the past material weaknesses in internal controls, these measures may not be sufficient to ensure that our internal controls are effective in the future. Any future material weaknesses, or any failure to effectively address a material weakness or other control deficiency or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation or disrupt our ability to report key components of our results of operations and financial condition timely and accurately.

An impairment of goodwill and intangible assets could reduce our earnings.

As of March 31, 2013, we had reported goodwill and intangible assets of approximately $1.0 billion. Such assets are subject to impairment reviews on an annual basis, or at an interim date if information indicates that such asset values have been impaired. Any impairment we would be required to record under GAAP would result in a charge to our income, which would reduce our earnings.

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

Any of our transportation services could in the future become subject to the jurisdiction of FERC, which could adversely affect the terms of service, rates and revenues of such transportation services. Currently, FERC regulates oil and natural gas pipelines, among other things. As of the date of this Annual Report, our facilities do not fall under FERC’s jurisdiction. However, if FERC’s regulatory reach was expanded to our facilities, or if we expand our operations into areas that are subject to FERC’s regulation, we may have to commit substantial capital to comply with such regulations and such expenditures could have a material and adverse effect on our results of operations and cash flows.

We could be required to provide linefill on certain of the pipelines on which we ship product. This could require the use of our working capital, which could potentially impact our ability to borrow additional amounts under our working capital facility to conduct our operations or to make distributions to our unitholders.

We have not historically been required to provide the linefill for certain pipelines on which we transport crude oil and natural gas liquids. “Linefill” is the pre-determined minimum level of product a common carrier could require us to maintain in its pipeline and storage in order to facilitate the operations of the facilities. If we were required to provide any portion of the linefill, we would have to purchase product that would have to remain in the pipeline for an extended period of time. Such a requirement would expose us to inventory and price risk and could negatively impact our working capital position, our liquidity, our availability under our working capital facility and our ability to make distributions to our unitholders.

Our terminaling operations depend on neighboring pipelines to transport crude oil and natural gas liquids.

We own 17 natural gas liquids terminals and four crude oil terminals. These facilities depend on pipeline and storage systems that are owned and operated by third parties. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport product to and from our facilities and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities affect the utilization and value of our terminals. We have historically been able to pass through the costs of pipeline transportation to our customers. However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our revenues.

The financial results of our natural gas liquids businesses are seasonal and generally lower in the first and second quarters of our fiscal year, which may require us to borrow money to make distributions to our unitholders during these quarters.

The natural gas liquids inventory we have pre-sold to customers is highest during summer months, and our cash receipts are lowest during summer months. As a result, our cash available for distribution for the summer is much lower than for the winter. With lower cash flow during the first and second fiscal quarters, we may be required to borrow money to pay distributions to our unitholders during these quarters. Any restrictions on our ability to borrow money could restrict our ability to pay the minimum quarterly distributions to our unitholders.

A significant increase in fuel prices may adversely affect our transportation costs.

Fuel is a significant operating expense for us in connection with the delivery of products to our customers. A significant increase in fuel prices will result in increased transportation costs to us. The price and supply of fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

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

The NGL Energy GP Investor Group owns and controls our general partner and its 0.1% general partner interest in us. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between the NGL Energy GP Investor Group and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. See “— Our partnership agreement limits the fiduciary duties of our general partner to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise be breaches of fiduciary duty.” The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

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

In addition, certain members of the NGL Energy GP Investor Group and their affiliates currently hold interests in other companies in the energy and natural resource sectors. Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. However, members of the NGL Energy GP Investor Group are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. As a result, they could potentially compete with us for acquisition opportunities and for new business or extensions of the existing services provided by us.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, or IRS, with respect to our treatment as a partnership for federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, a publicly traded partnership such as us will be treated as a corporation for federal income tax purposes unless, for each taxable year, 90% or more of its gross income is “qualifying income” under Section 7704 of the Internal Revenue Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas and natural gas products or other passive types of income such as certain interest and dividends. Although we do not believe based upon our current operations that we are treated as a corporation, we could be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect the tax treatment of publicly traded partnerships. Any modification to the  income tax laws and interpretations thereof may or may not be applied retroactively and could, among other things, cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Moreover, such modifications and change in interpretations may affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. Although we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), Keogh plans and other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. Any position we take that is inconsistent with applicable Treasury Regulations may have to be disclosed on our federal income tax return. This disclosure increases the likelihood that the IRS will challenge our positions and propose adjustments to some or all of our unitholders. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to tax returns of unitholders.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate level income taxes.

We conduct a portion of our operations through subsidiaries that are corporations for federal income tax purposes. We may elect to conduct additional operations in corporate form in the future. Our corporate subsidiaries will be subject to corporate level tax, which will reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS or other state or local jurisdictions were to successfully assert that our corporate subsidiaries have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department, however, has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. Therefore, the use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those common units. If so, such unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder  whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties for failure to file a timely return if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Purchasers of our common units may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, holders of our common units are subject to other taxes, including foreign, state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own or control property now or in the future. Holders of our common units are required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions and may be subject to penalties for failure to comply with those requirements. We own assets and conduct business in a number of states, most of which impose a personal income tax on individuals. Most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states that impose a personal income tax.

Item 1B.          Unresolved Staff Comments

None.

Item 2.                   Properties

Overview. We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered into in connection with acquisitions and other encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under our credit facilities are secured by liens and mortgages on substantially all of our real and personal property.

Other than as described below, we believe that we have all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and have obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities that relate to ownership of our properties or the operations of our business.

One of our facilities acquired in the High Sierra merger is operating with all but one of the required permits, as the State of Wyoming has not yet developed a process for issuing permits of this type. We believe that the permit will ultimately be granted, but we are unable to determine the timing of any action by the State of Wyoming.

Our corporate headquarters are in Tulsa, Oklahoma and are leased. We also lease corporate offices in Denver, Colorado.

For additional information regarding our properties and the reportable segments in which they are used, see “Item 1 — Business.”

Item 3.                   Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, please see the discussion under the caption “Legal Contingencies” in Note 10 to our audited consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.                   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the NYSE under the symbol “NGL.”  Our common units began trading on the NYSE on May 12, 2011. Prior to May 12, 2011, our common units were not listed on any exchange or traded in any public market.

As of June 7, 2013, there were approximately 221 common unitholders of record. This number does not include unitholders for whom common units may be held in “street name.”  We have also issued 5,919,346 subordinated units, for which there is no established public trading market. All of the subordinated units are held by the members of the NGL Energy LP Investor Group.

The following table sets forth, for the periods indicated, the high and low closing prices per common unit, as reported on the New York Stock Exchange Composite Transactions tape, and the amount of cash distributions paid per common unit.

	Price Range		Cash
2013 Fiscal Year	High	Low	Distribution
Fourth Quarter	$26.90	$22.64	$0.4625
Third Quarter	25.16	21.26	0.4500
Second Quarter	26.67	22.11	0.4125
First Quarter	23.50	20.15	0.3625

	Price Range		Cash
2012 Fiscal Year	High	Low	Distribution
Fourth Quarter	$23.15	$20.59	$0.3500
Third Quarter	22.05	19.94	0.3375
Second Quarter	22.70	18.40	0.1669
First Quarter (May 12, 2011-June 30, 2011)	21.75	18.62	—

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

Incentive Distribution Rights

Our general partner also currently holds incentive distribution rights, or IDRs, which represent a variable interest in our distributions. IDRs entitle our general partner to receive increasing percentages, up to a maximum of 48.1%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.388125 per unit per quarter. The maximum distribution of 48.1% includes distributions paid to our general partner on its 0.1% general partner interest and assumes that our general partner maintains its general partner interest at 0.1%. The maximum distribution of 48.1% does not include any distributions that our general partner may receive on common units or subordinated units that it owns.

Restrictions on the Payment of Distributions

As described in Note 8 to our consolidated financial statements included elsewhere in this Annual Report, our revolving credit facility contains covenants limiting our ability to pay distributions if we are in default under the revolving credit facility and to pay distributions that are in excess of available cash, as defined in the credit agreement.

Sales of Unregistered Securities

During the fiscal year ended March 31, 2013, we completed six acquisitions in which we issued unregistered common units as part of the consideration for the acquisitions. All of these units were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the units were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation. On May 1, 2012, we issued 750,000 common units to the sellers of Downeast Energy Corp. On June 19, 2012, we issued 20,703,510 common units to the sellers of High Sierra Energy. On July 18, 2012, we issued 100,676 common units to the sellers of a retail propane business. On October 1, 2012, we issued 516,978 common units to the sellers of certain entities operating salt water disposal wells and related assets. On November 12, 2012, we issued 1,834,414 common units and 10,000 restricted units (subject to vesting) to the sellers of Pecos Gathering & Marketing, L.L.C. and its affiliated companies. On January 11, 2013, we issued 344,680 common units to the sellers of Third Coast Towing, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our initial public offering, our general partner adopted the NGL Energy Partners LP Long-Term Incentive Plan. Please see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,”—“Securities Authorized for Issuance Under Equity Compensation Plan” which is incorporated by reference into this Item 5.

Item 6.                   Selected Financial Data

We were formed on September 8, 2010, but had no operations through September 30, 2010. In October 2010, we acquired the assets and operations of NGL Supply and Hicksgas. We do not have our own historical financial statements for periods prior to our formation. The following table shows selected historical financial and operating data for NGL Energy Partners LP and NGL Supply, Inc., (the deemed acquirer for accounting purposes in our formation) for the periods and as of the dates indicated. The financial statements of NGL Supply became our historical financial statements for all periods prior to October 1, 2010. The following table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this annual report.

The selected consolidated historical financial data (excluding volume information) as of March 31, 2013 and 2012 and for the years then ended and as of March 31, 2011 and for the six months then ended are derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data (excluding volume information) as of September 30, 2010 and for the six months then ended are derived from the audited historical consolidated financial statements of NGL Supply included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of March 31, 2010 and 2009 and for the fiscal years then ended are derived from NGL Supply’s financial records.

	NGL Energy Partners LP			NGL Supply, Inc.
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	September 30,	Year Ended March 31,
	2013	2012	2011	2010	2010	2009
	(in thousands, except per unit data)
Income Statement Data (1)

Total revenues	$4,417,767	$1,310,473	$622,232	$316,943	$735,506	$734,991

Total cost of sales	4,039,110	1,217,023	583,032	310,908	708,215	706,418

Operating income (loss)	87,307	15,030	14,837	(3,795)	6,661	9,431

Interest expense	32,994	7,620	2,482	372	668	1,621

Loss on early extinguishment of debt	5,769	—	—	—	—	—

Net income or net income (loss) attributable to parent equity	47,940	7,876	12,679	(2,515)	3,636	4,949

Basic and diluted earnings per common unit	0.96	0.32	1.16

Basic earnings (loss) per common share				(128.46)	178.75	242.82

Diluted earnings (loss) per common share				(128.46)	176.61	239.92

Cash Flows Data (1)

Cash flows from operating activities	$132,231	$90,329	$34,009	$(30,749)	$7,480	$22,149

Cash distributions paid per common unit (subsequent to IPO)	1.69	0.85	—

Cash distributions per common unit (prior to IPO)	—	0.35	—	—	—	—

Cash distributions paid per common share	—	—	—	357.09	—	—

Capital Expenditures:

Purchases of long-lived assets	72,475	7,544	1,440	280	582	577

Acquisitions of businesses, including additional consideration paid on prior period acquisitions	490,402	297,401	17,400	123	3,113	3,532

Balance Sheet Data - Period End(1)

Total assets	$2,291,347	$749,519	$163,833	$148,596	$111,580	$103,434

Total long-term obligations, exclusive of current maturities	742,641	199,389	65,936	18,940	8,851	9,245

Redeemable preferred stock	—	—	—	—	3,000	3,000

Total equity	889,418	405,329	47,353	36,811	46,403	42,691

Volume Information (1)

Retail propane and distillate sales (gallons)	173,232	79,886	34,932	3,747	15,514	14,033

Wholesale propane sales (gallons)(2)	912,625	659,921	372,504	226,330	623,510	510,255

Wholesale butane and other NGL sales (gallons)	632,695	134,999	49,465	46,092	53,878	58,523

Crude oil sold (barrels)	24,373	—	—	—	—	—

Wastewater delivered (barrels)	25,009	—	—	—	—	—

(1)                                  The acquisitions of businesses subsequent to our initial public offering, the acquisition of Hicksgas at the time of our formation transactions, and certain acquisitions by NGL Supply in fiscal years 2009 and 2010 affect the comparability of this information.

(2)                                  Includes intercompany volumes sold to our retail propane segment.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NGL Energy Partners LP (“we”, “our”, “us”, or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. As part of our formation, we acquired and combined the assets and operations of NGL Supply, which was primarily a wholesale propane and terminaling business that was founded in 1967, and Hicksgas, which was primarily a retail propane business that was founded in 1940. We completed an initial public offering in May 2011. At the time of our initial public offering, we owned and operated retail propane and wholesale natural gas liquids businesses. Subsequent to our initial public offering, we significantly expanded our operations through a number of business combinations, as described under Part I, Item I, “Businesses — Acquisitions Subsequent to Initial Public Offering.”

As of March 31, 2013, our businesses include:

•                  A crude oil logistics business, the assets of which include crude oil terminals, pipeline injection stations, a fleet of trucks, a fleet of leased rail cars, and a fleet of barges and tow boats;

•                  A water services business, the assets of which include water treatment and disposal facilities, a fleet of water trucks, and frac tanks;

•                  Our natural gas liquids logistics business, which supplies propane and other natural gas liquids to retailers, wholesalers, and refiners throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its 17 terminals throughout the United States and rail car transportation services through its fleet of owned and predominantly leased rail cars; and

•                  Our retail propane business, which sells propane and distillates to end users consisting of residential, agricultural, commercial, and industrial customers in more than 20 states and to certain re-sellers.

Crude Oil Logistics

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

Most of our contracts to purchase or sell crude oil are at floating prices that are indexed to published rates in active markets, such as Cushing, Oklahoma. We seek to manage price risk by entering into purchase and sale contracts of similar volumes based on similar indexes and by entering into financial derivatives. We utilize our transportation assets to move crude oil from the well head to the highest value market. The spread between crude oil prices in different markets can fluctuate widely, which may expand or limit our opportunity to generate margins by transporting crude to different markets. We also seek to maximize margins by blending crude oil of varying properties.

The range of high and low spot prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices as of period end are as follows:

	Spot Price Per Barrel
			At Period
	Low	High	End

For the Year Ended March 31, 2013	$77.69	$106.16	$97.23

Water Services

Our water services business generates revenues from the gathering, transportation, treatment, and disposal of wastewater generated from oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons. The operations of our water services segment began with our June 2012 merger with High Sierra.

Our water processing facilities are strategically located near areas of high crude oil and natural gas production. A significant factor affecting the profitability of our water services segment is the extent of exploration and production in the areas near our facilities, which is based upon producers’ expectations about the profitability of drilling new wells. The primary customers of our facility in Wyoming have committed to deliver a specified minimum volume of water to our facility under long-term contracts. The primary customers of our facilities in Colorado have committed to deliver to our facilities all wastewater produced at wells in a designated area. The customers of our other facilities are not under volume commitments.

Natural Gas Liquids Logistics

Our natural gas liquids logistics segment purchases propane, butane, and other natural gas liquids from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, and other participants in the wholesale markets. Our natural gas liquids logistics segment owns 17 terminals and operates a fleet of owned and leased rail cars and leases underground storage capacity. The margins we realize in our wholesale business are substantially lower on a per gallon basis than the margins we realize in our retail business. We attempt to reduce our exposure to the impact of price fluctuations by using “back-to-back” contractual agreements and “pre-sale” agreements that essentially allow us to lock in a margin on a percentage of our winter volumes. We also attempt to reduce our exposure to the impact of price fluctuations by entering into swap agreements whereby we agree to pay a floating rate and receive a fixed rate on a specified notional amount of product. We enter into these agreements as economic hedges against the potential decline in the value of a portion of our inventory. Our natural gas liquids logistics segment includes the operations that were previously reported in our wholesale marketing and supply and terminals segments. Our natural gas liquids logistics segment also includes the natural gas liquids operations we acquired in our June 2012 merger with High Sierra.

Through our natural gas liquids logistics segment, we distribute propane and other natural gas liquids to our retail operation and other propane retailers, refiners, wholesalers and other related businesses. Our wholesale business is a “cost-plus” business that is affected both by price fluctuations and volume variations. We establish our selling price based on a pass through of our product supply, transportation, handling, storage and capital costs plus an acceptable margin. The margins we realize in our wholesale business are substantially less as a percentage of revenues or on a per gallon basis than our retail propane business.

Propane prices continued to be volatile during our fiscal years 2011 through 2013. At Conway, Kansas and Mt. Belvieu, Texas, two of our main pricing hubs, the range of low and high spot propane prices per gallon for the periods indicated and the prices as of period end were as follows:

	Conway, Kansas			Mt. Belvieu, Texas
	Spot Price		Spot Price	Spot Price		Spot Price
	Per Gallon		Per Gallon	Per Gallon		Per Gallon
	Low	High	At Period End	Low	High	At Period End

For the Year Ended March 31, 2013	$0.5038	$0.9625	$0.9013	$0.7063	$1.2175	$0.9588

For the Year Ended March 31, 2012	0.9000	1.4900	0.9800	1.1650	1.6275	1.2363

For the Six Months Ended:
March 31, 2011	1.1175	1.5850	1.2763	1.1694	2.2850	1.3650
September 30, 2010	0.8813	1.1625	1.1625	0.9631	1.2000	1.2000

We purchase butane from refiners during the summer months, when refiners have a greater supply of butane than they need, and sell butane to refiners during the winter blending season, when demand for butane is higher.

The range of high and low spot butane prices per gallon at Mt. Belvieu, Texas for the year ended March 31, 2013 are shown below:

	Spot Price Per Gallon
	Low	High	At Period End

For the Year Ended March 31, 2013	$1.1438	$1.9313	$1.4450

Retail Propane

Our retail propane segment sells propane, distillates, and equipment and supplies to residential, agricultural, commercial, and industrial end-users. Our retail propane segment purchases the majority of  its propane from our natural gas liquids logistics segment. Our retail propane segment generates margins based on the difference between the wholesale cost of product and the selling price of the product in the retail markets. These margins fluctuate over time due to supply and demand conditions. Weather conditions have a significant impact on our sales volumes and prices, as a significant portion of our sales are to residential customers who purchase propane and distillates for home heating purposes.

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

The retail propane business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes. As a result, operating revenues are generally highest from October through March.

We believe that the recent economic downturn has caused certain of our retail propane customers to conserve and thereby purchase less propane. Although we believe the economic downturn has not currently had a material impact on our cash collections, it is possible that a prolonged economic downturn could have a negative impact on our future cash collections.

Recent Developments

The formation transactions, our initial public offering, and the acquisitions subsequent to our initial public offering have had a significant impact on the comparability of our results of operations from fiscal 2011 through 2013. These transactions are summarized above under the heading “Overview.”

Consolidated Results of Operations

The following table summarizes our historical consolidated statements of operations for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and NGL Supply’s consolidated statement of operations for the six months ended September 30, 2010.

	NGL Energy Partners LP			NGL Supply, Inc.
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
	(in thousands)
Revenues	$4,417,767	$1,310,473	$622,232	$316,943
Cost of sales	4,039,110	1,217,023	583,032	310,908
Operating and general and administrative expenses	222,497	63,309	20,922	8,441
Depreciation and amortization	68,853	15,111	3,441	1,389
Operating income (loss)	87,307	15,030	14,837	(3,795)
Interest expense	(32,994)	(7,620)	(2,482)	(372)
Loss on early extinguishment of debt	(5,769)	—	—	—
Interest and other income	1,521	1,055	324	190
Income (loss) before income taxes	50,065	8,465	12,679	(3,977)
(Provision) benefit for income taxes	(1,875)	(601)	—	1,417
Net income (loss)	48,190	7,864	12,679	(2,560)
Net (income) loss attributable to noncontrolling interests	(250)	12	—	45
Net income (loss) attributable to parent equity	$47,940	$7,876	$12,679	$(2,515)

All information herein related to the six months ended September 30, 2010 represents the results of operations of NGL Supply.

See the detailed discussion of revenues, cost of sales, gross margin, operating expenses, general and administrative expenses, depreciation and amortization and operating income by operating segment below.

Set forth below is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

Interest Expense

The largest component of interest expense during fiscal 2011 through 2013 has been interest on revolving credit facilities and on senior notes that we issued in June 2012. See Note 8 to our consolidated financial statements as of March 31, 2013 included elsewhere in this Annual Report on Form 10-K for additional information on our long-term debt. The change in interest expense during the periods presented is due primarily to fluctuations in the average outstanding debt balance, and in the applicable interest rates, as summarized below:

	Revolving Credit Facilities		Senior Notes
	Average		Average
	Balance	Average	Balance
	Outstanding	Interest	Outstanding	Interest
	(in thousands)	Rate	(in thousands)	Rate
Year Ended March 31, 2013	$405,114	3.56%	$195,890	6.65%

Year Ended March 31, 2012	125,859	4.48%	—	—

Six Months Ended March 31, 2011	73,115	5.71%	—	—

Six Months Ended September 30, 2010	13,767	4.63%	—	—

Interest expense also includes amortization of debt issuance costs, which represented $3.4 million of expense during the year ended March 31, 2013, $1.3 million of expense during the year ended March 31, 2012, $0.6 million of expense during the six months ended March 31, 2011, and less than $0.1 million of expense during the six months ended September 30, 2010. Interest expense also includes letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations assumed in business combinations.

On June 19, 2012, we retired our revolving credit facility and replaced it with a new facility. Upon retirement of the old facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized. This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations for the year ended March 31, 2013.

The increased levels of debt outstanding during the periods from fiscal 2011 through fiscal 2013 are due primarily to borrowings to finance the acquisitions of businesses.

Interest and Other Income

Our non-operating other income consists of the following:

	NGL Energy Partners LP			NGL Supply, Inc.
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
	(in thousands)
Interest income	$1,261	$765	$221	$66
Gain (loss) on sale of assets	(187)	71	(16)	124
Other	447	219	119	—
	$1,521	$1,055	$324	$190

Income Tax Provision

We believe that we qualify as a partnership for income tax purposes. As such, we generally do not pay U.S. Federal income tax. Rather, each owner reports his or her share of our income or loss on his or her individual tax return.

We have two taxable corporate subsidiaries in the United States and three taxable corporate subsidiaries in Canada. The income tax provision reported in our consolidated statements of operations relates primarily to these subsidiaries.

Prior to September 30, 2010, NGL Supply was a taxable entity. NGL Supply’s income tax benefit of $1.4 million for the six months ended September 30, 2010 consisted primarily of U.S. federal deferred income taxes. This provision approximated the U.S. federal statutory rate of 35%.

See Note 9 to our consolidated financial statements included elsewhere in this annual report for additional description of income tax provisions.

Noncontrolling Interests

As of March 31, 2013, we have three consolidated subsidiaries in which outside parties own interests. Our ownership interests in these subsidiaries range from 60% to 80%. One of these subsidiaries was formed in March 2012, and the other two were acquired in June 2012 and October 2012, respectively. The noncontrolling interest shown in our consolidated statements of operations represents the other owners’ interests in these entities.

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

Non-GAAP Financial Measures

The following tables reconcile net income (loss) attributable to parent equity to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures, for the periods indicated:

	NGL Energy Partners LP			NGL Supply, Inc.
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010

EBITDA:
Net income (loss) attributable to parent equity	$47,940	$7,876	$12,679	$(2,515)
Provision (benefit) for income taxes	1,875	601	—	(1,417)
Interest expense	32,994	7,620	2,482	372
Loss on early extinguishment of debt	5,769	—	—	—
Depreciation and amortization	73,739	15,911	3,841	1,789
EBITDA	$162,317	$32,008	$19,002	$(1,771)
Unrealized (gain) loss on derivative contracts	5,275	4,384	(1,357)	200
Loss (gain) on sale of assets	187	(71)	16	(124)
Share-based compensation expense	10,138	—	—	—
Adjusted EBITDA	$177,917	$36,321	$17,661	$(1,695)

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

Segment Operating Results

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our and NGL Supply’s historical results of operations for the periods presented due to the following reasons:

•                  In connection with our formation transactions, we also acquired the retail propane operations of Hicksgas. This acquisition was accounted for as a business combination, and the assets acquired and liabilities assumed were recorded in our consolidated financial statements at acquisition date fair value.

•                  During the fiscal years ended March 31, 2012 and 2013, we completed a number of acquisitions, as described under “Overview” above. We have significantly expanded our operations through these acquisitions.

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

Our results of operations are also significantly impacted by seasonality, primarily due to the increase in volumes of propane sold by our retail propane and natural gas liquids logistics segments during the peak heating season of October through March. As a result of our business combination with NGL Supply and Hicksgas in October 2010 and the impact of seasonality, our results of operations for the six months ended March 31, 2011 are not indicative of the results we would anticipate for a full fiscal year, and are not comparable to the results of operations of NGL Supply for the six months ended September 30, 2010.

As described above, the consolidated statement of operations for the year ended March 31, 2011 is divided into two six-month periods. The financial statements for the first six months of that fiscal year were those of NGL Supply, and the financial statements for the last six months of that fiscal year are those of NGL Energy Partners LP. The following analysis compares operating income among the following periods:

•                  Year Ended March 31, 2013 Compared to Year Ended March 31, 2012;

•                  Year Ended March 31, 2012 Compared to Six Months Ended March 31, 2011;

•                  Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011;

•                  Six Months Ended September 30, 2011 (NGL Energy Partners LP) Compared to Six Months Ended September 30, 2010 (NGL Supply); and

•                  Six Months Ended March 31, 2011 (NGL Energy Partners LP) Compared to Six Months Ended September 30, 2010 (NGL Supply).

Year Ended March 31, 2013 of NGL Energy Partners LP

Compared to Year Ended March 31, 2012 of NGL Energy Partners LP

Volumes Sold or Delivered

The following table summarizes the volume of product sold and wastewater delivered for the years ended March 31, 2013 and 2012. Gallons sold by our natural gas liquids logistics segment shown in the table below include sales to our retail segment.

	Year Ended		Change Resulting From
	March 31,		Retail	SemStream		High Sierra
Segment	2013	2012	Combinations (1)	Combination		Combinations (2)	Other
	(in thousands)
Crude oil logistics
Crude oil barrels sold	24,373	—	—	—		24,373	—

Water services
Barrels of water delivered	25,009	—	—	—		25,009	—

Natural gas liquids logistics
Propane gallons sold	912,625	659,921	—		(3)	140,632	112,072
Other natural gas liquids gallons sold	632,695	134,999	—		(3)	447,449	50,247

Retail propane
Propane gallons sold	144,379	78,236	54,949	—		—	11,194
Distillate gallons sold	28,853	1,650	27,027	—		—	176

(1)         This data includes the operations of Osterman (acquired in October 2011) from April 1, 2012 through September 30, 2012, Pacer (acquired in January 2012) from April 1, 2012 through December 31, 2012, the operations of North American (acquired in February 2012) from April 1, 2012 through January 31, 2013, the operations of Downeast (acquired in May 2012), and the operations of certain other smaller retail propane business acquired during fiscal 2013.

(2)         This data includes the operations of High Sierra (acquired in June 2012), Pecos (acquired in November 2012), and other subsequent acquisitions of smaller crude oil and water services businesses.

(3)         Although the SemStream combination enabled us to significantly expand our wholesale operations, it is not possible to determine which of the volumes sold subsequent to the combination were specifically attributable to the SemStream combination and which were attributable to our historical wholesale business.

As shown in the table above, the increases in volumes were driven primarily by acquisitions of businesses during fiscal 2012 and fiscal 2013. The remaining increase in volume of our retail propane business was due primarily to colder weather during the most recent winter season, which increased the demand for propane.

Operating Income by Segment

Our operating income by segment is as follows:

	Year Ended
	March 31,
Segment	2013	2012	Change
	(in thousands)
Crude oil logistics	$34,236	$—	$34,236
Water services	8,576	—	8,576
Natural gas liquids logistics	30,336	9,735	20,601
Retail propane	46,869	9,616	37,253
Corporate and other	(32,710)	(4,321)	(28,389)
Operating income	$87,307	$15,030	$72,277

The operating loss within “corporate and other” increased approximately $28.4 million during the year ended March 31, 2013 as compared to $4.3 million during the year ended March 31, 2012. This increase is due in part to $8.4 million of incremental expenses associated with the corporate activities of High Sierra. In addition, corporate general and administrative expense for the year ended March 31, 2013 includes $10.1 million of compensation expense related to certain restricted units granted pursuant to employee and director compensation programs. Corporate general and administrative expense for the year ended March 31, 2013 also includes costs related to acquisitions, including $3.7 million of expense related to the acquisition of High Sierra. The operations of our compressor leasing business are also included within “corporate and other.”

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the year ended March 31, 2013 (amounts in thousands). The operations of our crude oil logistics segment began with our June 19, 2012 combination with High Sierra.

Revenues:
Crude oil sales	$2,322,706
Crude oil transportation	16,442
Total revenues(1)	2,339,148
Expenses:
Cost of sales	2,267,507
Operating expenses	25,484
General and administrative expenses	2,745
Depreciation and amortization expense	9,176
Total expenses	2,304,912
Segment operating income	$34,236

(1)         Revenues include $5.7 million of intersegment sales that are eliminated in our consolidated statement of operations.

Revenues. We generated revenue of $2.3 billion from crude oil sales during the year ended March 31, 2013, selling 24.4 million barrels at an average price of $95.30 per barrel. We also generated $16.4 million of revenue from the transportation of crude oil owned by other parties.

Cost of Sales. Our cost of crude oil sold was $2.3 billion during the year ended March 31, 2013. We sold 24.4 million barrels at an average cost of $93.03 per barrel. Our cost of sales during the year ended March 31, 2013 was increased by $9.8 million of realized losses on derivatives.

Other Operating Expenses. Our crude oil operations generated $28.2 million of operating and general and administrative expenses during the year ended March 31, 2013. Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $9.2 million during the year ended March 31, 2013.

Water Services

The following table summarizes the operating results of our water services segment for the year ended March 31, 2013 (amounts in thousands). The operations of our water services segment began with our June 19, 2012 combination with High Sierra.

Revenues:
Water treatment and disposal	$54,334
Water transportation	7,893
Total revenues (1)	62,227
Expenses:
Cost of sales	5,611
Operating expenses	25,452
General and administrative expenses	1,665
Depreciation and amortization expense	20,923
Total expenses	53,651
Segment operating income	$8,576

(1)   Revenues include $17.2 million of intersegment sales that are eliminated in our consolidated statement of operations.

Revenues. Our water services segment generated $54.3 million of treatment and disposal revenue during the year ended March 31, 2013, taking delivery of 25.0 million barrels of wastewater at an average revenue of $2.17 per barrel. Our water transportation business generated $7.9 million of revenues.

Cost of Sales. The cost of sales for our water services segment was $5.6 million for the year ended March 31, 2013, an average cost of $0.22 per barrel delivered. Cost of sales was increased by unrealized losses of $1.0 million and realized losses of $0.8 million on derivatives. A portion of our processing revenue is generated from the sale of recovered hydrocarbons; we enter into these derivatives to protect against the risk of a decline in the market price of a portion of the hydrocarbons we expect to recover.

Other Operating Expenses. Our water services segment generated $27.1 million of operating and general and administrative expenses during the year ended March 31, 2013. Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $20.9 million during the year ended March 31, 2013.

Natural Gas Liquids Logistics

The following table compares the operating results of our natural gas liquids logistics segment for the periods indicated:

	Year Ended		Change Resulting From
	March 31,		High Sierra
	2013	2012	Combination	Other
	(in thousands)
Revenues:
Propane sales	$841,448	$923,022	$115,606	$(197,180)
Other natural gas liquids sales	858,276	251,627	563,211	43,438
Transportation and other revenues	33,954	2,462	19,053	12,439
Total revenues (1)	1,733,678	1,177,111	697,870	(141,303)

Expenses:
Cost of sales - propane	801,694	904,082	109,851	(212,239)
Cost of sales - other NGLs	836,747	246,995	546,588	43,164
Costs of sales - other	20,950	1,776	8,637	10,537
Operating expenses	27,605	8,124	15,097	4,384
General and administrative expenses	5,261	2,738	1,693	830
Depreciation and amortization expense	11,085	3,661	3,101	4,323
Total expenses	1,703,342	1,167,376	684,967	(149,001)

Segment operating income	$30,336	$9,735	$12,903	$7,698

(1)         The revenues in this table include $128.9 million of sales to our retail propane segment during the year ended March 31, 2013 and $66.0 million of sales to our retail propane segment during the year ended March 31, 2012. These intercompany sales, along with a corresponding amount of cost of sales, are eliminated in our consolidated statement of operations.

Revenues. Exclusive of the operations acquired in our June 2012 merger with High Sierra, revenues from wholesale propane sales decreased approximately $197.2 million during the year ended March 31, 2013, as compared to $923.0 million during the year ended March 31, 2012. This resulted from a decrease in the average selling price of $0.46 per gallon, as compared to an average selling price per gallon of $1.40 in the prior year. This decrease in revenue was partially offset by an increase in volume sold of approximately 112.1 million gallons, as compared to 659.9 million gallons sold in the prior year.

During the year ended March 31, 2013, the operations of High Sierra contributed revenues of $115.6 million from propane sales. These operations sold 140.6 million gallons of propane at an average price of $0.82 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, revenues from wholesale sales of other natural gas liquids increased approximately $43.4 million during the year ended March 31, 2013, as compared to $251.6 million during the year ended March 31, 2012. This resulted from an increase in volume sold of approximately 50.2 million gallons as compared to 135.0 million gallons in the prior year, partially offset by a decrease in the average selling price of $0.27 per gallon, as compared to $1.86 per gallon in the prior year.

During the year ended March 31, 2013, the operations of High Sierra contributed revenues of $563.2 million from sales of other natural gas liquids (primarily butane). These operations sold 447.4 million gallons of other natural gas liquids at an average price of $1.26 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, the increase in volume sold is due primarily to the November 2011 SemStream acquisition, which expanded the markets we are able to serve. We believe the decline in average selling prices is due primarily to a greater than normal supply in the marketplace, due in part to low demand as a result of mild weather.

Transportation and other revenues for the year ended March 31, 2013 relate primarily to fees charged for transporting customer-owned product by rail car.

Cost of Sales. Exclusive of the operations acquired in our June 2012 merger with High Sierra, costs of wholesale propane sales decreased approximately $212.2 million during the year ended March 31, 2013, as compared to $904.1 million during the year ended March 31, 2012. This resulted from a decrease in the average cost of $0.47 per gallon, as compared to an average cost per gallon of $1.37 in the prior year. This decrease in cost was partially offset by an increase in volume sold of approximately 112.1 million gallons, as compared to 659.9 million gallons sold in the prior year. Cost of propane sales were reduced by $14.8 million during the year ended March 31, 2013 due to $11.6 million of realized gains and $3.2 million of unrealized gains on derivatives. These derivatives consisted primarily of propane swaps that we entered into as economic hedges against the potential decline in the market value of our propane inventories. Excluding gains on derivatives, our average cost of propane sold during the year ended March 31, 2013 was $0.92 cents per gallon.

During the year ended March 31, 2013, the cost of propane sales of the High Sierra operations were $109.9 million. These operations sold 140.6 million gallons of propane at an average price of $0.78 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, cost of wholesale sales of other natural gas liquids increased approximately $43.2 million during the year ended March 31, 2013, as compared to $247.0 million during the year ended March 31, 2012. This resulted from an increase in volume sold of approximately 50.2 million gallons as compared to 135.0 million gallons in the prior year, partially offset by a decrease in the average cost of $0.26 per gallon, as compared to $1.83 per gallon in the prior year. Cost of other natural gas liquids sales during the year ended March 31, 2013 was reduced by approximately $0.2 million due to realized gains on derivatives.

During the year ended March 31, 2013, the cost of other natural gas liquids sales of the High Sierra operations was $546.6 million. These operations sold 447.4 million gallons of other natural gas liquids (primarily butane) at an average price of $1.22 per gallon. Costs of sales of other natural gas liquids during the year ended March 31, 2013 were increased by $7.5 million of unrealized losses and $0.3 million of realized losses on derivatives.

Other cost of sales for the year ended March 31, 2013 relate primarily to the cost of leasing rail cars used in the transportation of customer-owned product.

Operating Expenses. Exclusive of the operations acquired in our June 2012 merger with High Sierra, operating expenses of our natural gas liquids logistics segment increased approximately $4.4 million during the year ended March 31, 2013 as compared to operating expenses of $8.1 million during the year ended March 31, 2012. The increase in operating expenses is due primarily to increased compensation and terminal operating expenses resulting from our SemStream combination. During the year ended March 31, 2013, our natural gas liquids logistics segment incurred $15.1 million of operating expenses related to the operations of High Sierra.

General and Administrative Expenses. Exclusive of the operations acquired in our June 2012 merger with High Sierra, general and administrative expenses of our natural gas liquids logistics segment increased approximately $0.8 million during the year ended March 31, 2013 as compared to general and administrative expenses of $2.7 million during the year ended March 31, 2012. This increase is due primarily to increased compensation and related expenses resulting from our SemStream combination. During the year ended March 31, 2013, our natural gas liquids logistics segment incurred $1.7 million of general and administrative expenses related to the operations of High Sierra.

Depreciation and Amortization Expense. Exclusive of the operations acquired in our June 2012 merger with High Sierra, depreciation and amortization expense of our natural gas liquids logistics segment increased approximately $4.3 million during the year ended March 31, 2013, as compared to depreciation and amortization expense of approximately $3.7 million during the year ended March 31, 2012. This increase is due primarily to depreciation and amortization expense related to assets acquired in the SemStream combination, including depreciation of terminal assets and amortization of customer relationship intangible assets. During the year ended March 31, 2013, our natural gas liquids logistics segment recorded $3.1 million of depreciation and amortization expense related to assets acquired in our merger with High Sierra.

Operating Income. Our natural gas liquids logistics segment had operating income of approximately $30.3 million during the year ended March 31, 2013 as compared to operating income of $9.7 million during the year ended March 31, 2012. The increased operating income is due in part to $12.9 million of operating income contributed by the operations acquired in the merger with High Sierra. Exclusive of these operations, operating income improved by $7.7 million, which was due to increased product margins, partially offset by increased expenses.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Year Ended		Change Resulting From
	March 31,		Retail
	2013	2012	Combinations(*)	Other
	(in thousands)
Revenues:
Propane sales	$288,410	$175,417	$117,686	$(4,693)
Distillate sales	106,192	6,547	99,410	235
Other sales	35,856	17,370	20,752	(2,266)
Total revenues	430,458	199,334	237,848	(6,724)
Expenses:
Cost of sales - propane	155,118	117,722	63,080	(25,684)
Cost of sales - distillates	90,772	5,728	84,933	111
Cost of sales - other	12,688	6,692	6,516	(520)
Operating expenses	88,651	39,176	47,454	2,021
General and administrative expenses	10,864	8,950	5,409	(3,495)
Depreciation and amortization expense	25,496	11,450	13,059	987
Total expenses	383,589	189,718	220,451	(26,580)

Segment operating income	$46,869	$9,616	$17,397	$19,856

(*)         This data includes the operations of Osterman (acquired in October 2011) from April 1, 2012 through September 30, 2012, Pacer (acquired in January 2012) from April 1, 2012 through December 31, 2012, the operations of North American (acquired in February 2012) from April 1, 2012 through January 31, 2013, the operations of Downeast (acquired in May 2012), and the operations of certain other smaller retail propane business acquired during fiscal 2013.

Revenues. Propane sales for the year ended March 31, 2013 increased approximately $113.0 million as compared to propane sales of $175.4 million during the year ended March 31, 2012. The principal reason for the increase in propane sales was the acquisitions of Osterman, Pacer, North American, and Downeast. Excluding the impact of these acquisitions, propane sales were lower during the year ended March 31, 2013 than during the year ended March 31, 2012, due primarily to a decline in the average price per gallon sold of $0.33 during the year ended March 31, 2013, as compared to an average price per gallon sold of $2.24 during the year ended March 31, 2012. Excluding the effect of these acquisitions, volumes sold during the year ended March 31, 2013 were higher than volumes sold during the year ended March 31, 2012, due primarily to the fact that the fiscal 2013 winter was colder than that of fiscal 2012. The winter of fiscal 2012 was one of the warmest on record, and these warm weather conditions resulted in a decrease in the demand for propane.

Our acquired Osterman, Pacer, North American, and Downeast operations generated propane sales of $117.7 million during the year ended March 31, 2013, consisting of approximately 54.9 million gallons sold at an average price of $2.14 per gallon. The average selling price per gallon for the acquired operations was higher than the average selling price for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, further away from the primary areas of propane supply than are the markets served by our historical operations.

We generated $106.2 million of revenue from the sales of distillates during the year ended March 31, 2013, consisting of 28.9 million gallons sold at an average selling price of $3.68 per gallon.

Cost of Sales. Propane cost of sales for the year ended March 31, 2013 increased approximately $37.4 million as compared to propane cost of sales of $117.7 million during the year ended March 31, 2012. This increase in propane cost of sales is due primarily to the acquisitions of Osterman, Pacer, North American, and Downeast. Excluding the impact of these acquisitions, propane cost of sales was lower during the year ended March 31, 2013 than during the year ended March 31, 2012, due primarily to a decline in the average cost per gallon sold of $0.47 during the year ended March 31, 2013, as compared to an average price per gallon sold of $1.50 during the year ended March 31, 2012. Excluding the effect of these acquisitions, volumes sold during the year ended March 31, 2013 were higher than volumes sold during the year ended March 31, 2012, due primarily to the fact that the fiscal 2013 winter was colder than that of fiscal 2012.

Our acquired Osterman, Pacer, North American, and Downeast operations generated propane cost of sales of $63.1 million during the year ended March 31, 2013, consisting of approximately 54.9 million gallons sold at an average cost of $1.15 per gallon. The average cost per gallon for the acquired operations was higher than the average cost for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, further away from the primary areas of propane supply than are the markets served by our historical operations.

We generated $90.8 million of cost of sales for distillates during the year ended March 31, 2013, consisting of 28.9 million gallons sold at an average cost of $3.15 per gallon.

Operating Expenses. Operating expenses of our retail propane segment increased approximately $49.5 million during the year ended March 31, 2013 as compared to operating expenses of $39.2 million during the year ended March 31, 2012. This increase is due primarily to the impact of our Osterman, Pacer, North American, and Downeast acquisitions, the operations of which generated $47.5 million of operating expense during the year ended March 31, 2013.

General and Administrative Expenses. General and administrative expenses of our retail propane segment increased approximately $1.9 million during the year ended March 31, 2013 as compared to general and administrative expenses of $9.0 million during the year ended March 31, 2012. The principal factor causing the increase is the impact of our Osterman, Pacer, North American, and Downeast acquisitions, the operations of which generated $5.4 million of general and administrative expense during the year ended March 31, 2013. General and administrative expense included $4.3 million of acquisition expenses during the year ended March 31, 2012.

Depreciation and Amortization. Depreciation and amortization expense of our retail propane segment increased approximately $14.0 million during the year ended March 31, 2013 as compared to depreciation and amortization expense of $11.5 million during the year ended March 31, 2012. The increase is due primarily to the impact of our Osterman, Pacer, North American, and Downeast acquisitions, the operations of which generated $13.1 million of depreciation and amortization expense during the year ended March 31, 2013.

Operating Income. Our retail propane segment had operating income of approximately $46.9 million during the year ended March 31, 2013 compared to operating income of $9.6 million during the year ended March 31, 2012. The increased operating income is due in part to the acquired operations of Osterman, Pacer, North American, and Downeast. Excluding these acquired operations, our retail segment’s operating income was higher during the year ended March 31, 2013 than during the year ended March 31, 2012, due primarily to improved margins on propane sales, and to increased sales volumes. During the year ended March 31, 2012, the winter was one of the warmest on record. As a result, demand for propane was low, which resulted in reduced sales volumes during fiscal 2012.

Year Ended March 31, 2012 of NGL Energy Partners LP

Compared to Six Months Ended March 31, 2011 of NGL Energy Partners LP

The following table shows our operating income for the periods indicated (in thousands):

	Year Ended	Six Months Ended
	March 31,	March 31,
	2012	2011

Revenues	$1,310,473	$622,232

Expenses:
Cost of sales	1,217,023	583,032
Operating expenses	47,300	15,898
General and administrative expenses	16,009	5,024
Depreciation and amortization	15,111	3,441
Total expenses	1,295,443	607,395

Operating income	$15,030	$14,837

Revenues and Cost of Sales. Operating revenues and cost of sales were significantly higher during the year ended March 31, 2012 than during the six months ended March 31, 2011, due in part to the Osterman, SemStream, Pacer, and North American combinations. Three of these acquisitions significantly expanded our retail propane customer base. The SemStream combination significantly expanded our natural gas liquids logistics business, as the acquisition of SemStream’s terminals and leased rail cars gave us considerably more flexibility in the wholesale markets we can serve. In addition, the year ended March 31, 2012 included twelve months of activity, whereas the six months ended March 31, 2011 included only six months of activity.

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

Due to the limitations inherent in comparing a twelve month period to a six month period, we have provided supplemental information below to compare the first and last six months of fiscal 2012 and 2011 to the corresponding periods in the prior years. Where possible, we have identified the changes from period to period that are attributable to acquisitions. This is not possible for the wholesale operations acquired in our business combination with SemStream; for product purchases and sales subsequent to the combination date, it is not possible to determine which of the transactions are attributable to our historical operations and which are attributable to the operations acquired from SemStream.

Six Months Ended March 31, 2012 for NGL Energy Partners LP

Compared to Six Months Ended March 31, 2011 for NGL Energy Partners LP

Volumes Sold

The following table summarizes the volume of gallons sold by our retail propane and natural gas liquids logistics segments for the six months ended March 31, 2012 and the six months ended March 31, 2011, respectively. Gallons sold by our natural gas liquids logistics segment shown in the table below include sales to our retail segment.

	Six Months Ended		Change Resulting From
	March 31,	March 31,	Retail	SemStream		Other
	2012	2011	Combinations	Combination		Volume	Percentage
	(gallons in thousands)
Retail propane —
Propane	65,272	34,932	34,839	—		(4,499)	(12.9)%
Distillates	1,650	—	1,650	—		—	—
Natural gas liquids logistics —
Propane	447,755	372,504	—		(*)	75,251	20.2%
Other NGLs	96,899	49,465	—		(*)	47,434	95.9%

(*)  Although the SemStream combination enabled us to significantly expand our wholesale operations, it is not possible to determine which of the volumes sold subsequent to the combination were specifically attributable to this combination and which were attributable to our historical wholesale business.

Operating income by segment

Our operating income by segment is as follows:

	Six Months Ended
	March 31,	March 31,
Segment	2012	2011	Change
	(in thousands)
Retail propane	$15,908	$7,362	$8,546
Natural gas liquids logistics	11,128	9,590	1,538
Corporate general and adminstrative expenses	(1,795)	(2,115)	320
	$25,241	$14,837	$10,404

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Six Months Ended		Change Resulting From
	March 31,	March 31,	Retail
	2012	2011	Combinations	Other
	(in thousands)
Revenues:
Propane sales	$149,161	$67,175	$85,687	$(3,701)
Distillate sales	6,547	—	6,547	—
Service and rental income	6,575	2,981	3,339	255
Parts, fittings, appliance and other sales	4,974	2,657	1,693	624
Total revenues	167,257	72,813	97,266	(2,822)
Expenses:
Cost of sales - propane	98,830	44,744	55,174	(1,088)
Cost of sales - distillates	5,728	—	5,728	—
Cost of sales - other sales	4,270	2,241	1,790	239
Operating expenses	26,882	13,517	13,478	(113)
General and administrative expenses	6,644	2,062	4,631	(49)
Depreciation and amortization	8,995	2,887	6,081	27
Total expenses	151,349	65,451	86,882	(984)

Segment operating income	$15,908	$7,362	$10,384	$(1,838)

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

Natural Gas Liquids Logistics

The following table compares the operating results of our natural gas liquids logistics segment for the periods indicated:

	Six Months Ended
	March 31,	March 31,
	2012	2011	Change
	(in thousands)
Revenues:
Propane sales	$611,781	$477,774	$134,007
Other natural gas liquids sales	174,921	90,746	84,175
Transportaion and other revenues	1,702	1,183	519
Total revenues (1)	788,404	569,703	218,701

Expenses:
Cost of sales	766,842	556,331	210,511
Operating expenses	6,026	2,381	3,645
General and adminstrative expenses	1,370	847	523
Depreciation and amortization expense	3,038	554	2,484
Total expenses	777,276	560,113	217,163

Segment operating income	$11,128	$9,590	$1,538

(1)         The revenues in this table include $46.1 million of sales to our retail propane segment during the six months ended March 31, 2012 and $20.3 million of sales to our retail propane segment during the six months ended March 31, 2011. These intercompany sales, along with a corresponding amount of cost of sales, are eliminated in our consolidated statement of operations.

Revenues. Total wholesale revenues increased $218.7 million during the six months ended March 31, 2012 as compared to wholesale revenues of $569.7 million during the six months ended March 31, 2011. This overall increase in wholesale revenues is due primarily to the impact of our SemStream combination and an increase in wholesale customer pre-buys as compared to the prior fiscal year. Sales of other natural gas liquids (including sales to affiliates) increased approximately $84.2 million as compared to the same period in fiscal 2011 primarily as a result of the impact of the SemStream combination and resulting acquisition of owned and leased rail cars, which have allowed us to significantly expand our marketing of such liquids.

The increase in propane sales of $134.0 million consists of an increase of $102.8 million resulting from volume increases and an increase of $31.2 million resulting from an increase in average sales price from $1.28 per gallon during the six months ended March 31, 2011 to $1.37 per gallon during the six months ended March 31, 2012.

The increase in sales of other natural gas liquids (including sales to affiliates) of $84.2 million consists of an increase of $85.6 million resulting from volume increases, partially offset by a decrease of $1.5 million resulting from a decrease in the average sales price to $1.81 per gallon during the six months ended March 31, 2012, as compared to an average sales price of $1.83 per gallon during the six months ended March 31, 2011.

Cost of Sales. Total wholesale cost of sales increased $210.5 million during the six months ended March 31, 2012 as compared to total wholesale cost of sales of $556.3 million during the six months ended March 31, 2011. The increase in wholesale cost of sales consisted of an increase in the cost of propane of $129.5 million, an increase in the cost of other natural gas liquids of $80.5 million, and an increase in storage and handling costs of approximately $0.5 million.

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

The increase in storage and handling costs incurred during the six months ended March 31, 2012 was driven primarily by increases in volume.

The margin per gallon sold was unusually high during the fourth quarter of fiscal 2012, due primarily to sales in February and March under fixed price sale commitments we had entered into prior to the beginning of the heating season and to the impact of commodity derivative instruments. We entered into certain commodity swaps as economic hedges against the potential decline in the market value of our inventories. When commodity prices declined throughout the six months ended March 31, 2012, these commodity swaps increased in value.

Operating Expenses. Operating expenses of our natural gas liquids logistics segment increased $3.6 million during the six months ended March 31, 2012 as compared to operating expenses of $2.4 million during the six months ended March 31, 2011. This increase is due primarily to the increased compensation and related expenses resulting from our SemStream combination and the increase in our personnel related to that combination.

General and Administrative Expenses. General and administrative expenses of our natural gas liquids logistics segment increased $0.5 million during the six months ended March 31, 2012 as compared to general and administrative expenses of $0.8 million during the six months ended March 31, 2011. This increase in general and administrative expenses is due primarily to an increase in the number of employees as a result of the SemStream combination.

Depreciation and Amortization. Depreciation and amortization expense of the natural gas liquids logistics segment increased $2.5 million during the six months ended March 31, 2012 as compared to depreciation and amortization expense of $0.6 million during the six months ended March 31, 2011. This increase is due to the depreciation and amortization expense related to assets acquired in the SemStream combination.

Operating Income. Our natural gas liquids logistics segment had operating income of $11.1 million during the six months ended March 31, 2012 as compared to operating income of $9.6 million during the six months ended March 31, 2011. This increase in operating income of $1.5 million is due primarily to increased margins from product sales, partially offset by an increase in operating and general and administrative expenses from the SemStream combination.

Six Months Ended September 30, 2011 for NGL Energy Partners LP

Compared to Six Months Ended September 30, 2010 for NGL Supply

Volumes Sold

The following table summarizes the volume of gallons sold by our retail propane and natural gas liquids segments for the six months ended September 30, 2011 and the six months ended September 30, 2010, respectively. Gallons sold by our natural gas liquids logistics segment shown in the table below include sales to our retail segment.

	Six Months Ended		Change Resulting From
	September 30,	September 30,	Acquisition	Other
	2011	2010	of Hicksgas	Volume	Percentage
	(gallons in thousands)
Retail propane	12,964	3,747	9,198	19	0.5%
Natural gas liquids logistics	250,265	272,422	—	(22,157)	(8.1)%

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

Sales of our natural gas liquids logistics segment decreased 22.2 million gallons during the six months ended September 30, 2011 as compared to sales of 272.4 million gallons during the six months ended September 30, 2010. This decrease in sales is due primarily to a decrease in purchases for storage by our wholesale customers and a reduced level of liftings from storage by our pre-sale customers.

Operating income (loss) by segment

Our operating income (loss) by segment is as follows:

	Six Months Ended
	September 30,	September 30,
Segment	2011	2010	Change
	(in thousands)
Retail propane	$(6,292)	$(2,569)	$(3,723)
Natural gas liquids logistics	(1,393)	865	(2,258)
Corporate general and adminstrative expenses	(2,526)	(2,091)	(435)
	$(10,211)	$(3,795)	$(6,416)

Corporate general and administrative increased $0.4 million during the six months ended September 30, 2011 compared to corporate general and administrative expenses of $2.1 million during the six months ended September 30, 2010. This increase is due to the costs of being a public company.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Six Months Ended		Change Resulting From
	September 30,	September 30,	Acquisition of
	2011	2010	Hicksgas	Other
	(in thousands)
Revenues:
Propane sales	$26,256	$6,128	$18,790	$1,338
Service and rental income	2,701	484	2,228	(11)
Parts, fittings, appliance and other sales	3,120	256	2,907	(43)
Total revenues	32,077	6,868	23,925	1,284
Expenses:
Cost of sales - propane	18,892	4,489	13,324	1,079
Cost of sales - other sales	2,422	260	2,256	(94)
Operating expenses	12,294	3,330	8,830	134
General and administrative expenses	2,306	488	1,337	481
Depreciation and amortization	2,455	870	1,565	20
Total expenses	38,369	9,437	27,312	1,620

Segment operating loss	$(6,292)	$(2,569)	$(3,387)	$(336)

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

Natural Gas Liquids Logistics

The following table compares the operating results of our natural gas liquids logistics segment for the periods indicated:

	Six Months Ended
	September 30,	September 30,
	2011	2010	Change
		(in thousands)
Revenues:
Product sales	$387,947	$315,364	$72,583
Storage revenues	760	959	(199)
Total revenues (1)	388,707	316,323	72,384

Expenses:
Cost of sales	386,011	312,407	73,604
Operating expenses	2,098	1,901	197
General and adminstrative expenses	1,368	631	737
Depreciation and amortization expense	623	519	104
Total expenses	390,100	315,458	74,642

Segment operating income (loss)	$(1,393)	$865	$(2,258)

(1)         The revenues in this table include $19.9 million of sales to our retail propane segment during the six months ended September 30, 2011 and $6.2 million of sales to our retail propane segment during the six months ended September 30, 2010. These intercompany sales, along with a corresponding amount of cost of sales, are eliminated in our consolidated statement of operations.

Revenues. Product sales increased $72.6 million during the six months ended September 30, 2011 as compared to product sales of $315.4 million during the six months ended September 30, 2010. This increase is due to an increase in sales of $106.9 million as a result of increases in our average sales price, partially offset by a decrease in sales of $34.3 million as a result of a decrease in our sales volumes. Our average sales price during the six months ended September 30, 2011 was $1.55 per gallon, compared to $1.16 per gallon during the six months ended September 30, 2010. The increase in price is due to the overall increase in the spot price of propane during the respective periods.

Cost of Sales. Cost of sales increased $73.6 million during the six months ended September 30, 2011 as compared to cost of sales of $312.4 million during the six months ended September 30, 2010. This increase is due to an increase in cost of sales of $107.8 million as a result of the increase in the cost of propane, partially offset by a decrease in cost of sales of $34.2 million as a result of the decrease in sales volume. Our overall average cost of propane during the six months ended September 30, 2011 was $1.54 per gallon, compared to $1.15 per gallon during the six months ended September 30, 2010. The increase in propane cost is due to the overall increase in the spot price of propane during the respective periods.

Operating Expenses. Operating expenses of our natural gas liquids logistics segment increased $0.2 million during the six months ended September 30, 2011 as compared to operating expenses of $1.9 million during the six months ended September 30, 2010. This increase is due to increased compensation and insurance expenses resulting primarily from an increase in employees during the period.

General and Administrative Expenses. General and administrative expenses of our natural gas liquids logistics segment increased $0.7 million during the six months ended September 30, 2011 as compared to general and administrative expenses of $0.6 million during the six months ended September 30, 2010. This increase is due primarily to an increase in compensation expense due to an increase in employees and to expensing acquisition costs of $0.4 million related to our acquisition of SemStream.

Operating Income (Loss). Our natural gas liquids logistics segment had an operating loss of $1.4 million during the six months ended September 30, 2011 as compared to operating income of $0.9 million during the six months ended September 30, 2010, a decrease in operating income of $2.3 million. This decrease is due primarily to a decrease in product margin of $1.0 million, increased operating expenses of $0.2 million and an increase in general and administrative expenses of $0.7 million.

Six Months Ended March 31, 2011 for NGL Energy Partners LP

Compared to Six Months Ended September 30, 2010 for NGL Supply

Operating Revenues. Our operating revenues for the six months ended March 31, 2011 of $622.2 million exceeded the operating revenues of NGL Supply for the six months ended September 30, 2010 by approximately $305.3 million. This increase is due to the significant increase in volume of propane sales for both our retail propane and natural gas liquids logistics segments. This increase in volume is due to the combined impact of seasonality and the acquisition of Hicksgas. Propane prices also increased during the six months ended March 31, 2011 as compared to the prices during the six months ended September 30, 2010.

Cost of Sales. Our cost of sales for the six months ended March 31, 2011 of $583.0 million exceeded the cost of sales of NGL Supply for the six months ended September 30, 2010 by approximately $272.1 million. This increase is also due to the significant increase in volume of propane sales of our retail propane and natural gas liquids logistics segments as a result of the combined impact of seasonality and the acquisition of Hicksgas. Cost of sales also increased as a result of the increase in propane prices during the six months ended March 31, 2011 as compared to propane prices during the six months ended September 30, 2010.

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

Seasonality

Seasonality impacts our natural gas liquids logistics and retail propane segments. A large portion of our retail propane operation is in the residential market where propane is used primarily for heating. During the year ended March 31, 2013, approximately 74% of our retail propane volume was sold during the peak heating season from October through March. Consequently, sales, operating profits and positive operating cash flows are generated mostly in the third and fourth quarters of each fiscal year. We have historically realized operating losses and negative operating cash flows during our first and second fiscal quarters. See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

Liquidity, Sources of Capital and Capital Resource Activities

Our principal sources of liquidity and capital are the cash flows from our operations and borrowings under our revolving credit facility. Our cash flows from operations are discussed below.

Our borrowing needs vary significantly during the year due to the seasonal nature of our business. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the heating season. Our working capital borrowing needs generally decline during the period of January through March, when the cash flows from our retail propane and natural gas liquids logistics operations are the greatest.

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

We believe that our anticipated cash flows from operations and the borrowing capacity under our revolving credit agreement will be sufficient to meet our liquidity needs for the next 12 months. If our plans or assumptions change or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Our ability to raise additional capital, if necessary, depends on various factors and conditions, including market conditions. We cannot give any assurances that we can raise additional capital to meet these needs (see Part I, Item 1A, “Risk Factors”). Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

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

Long-Term Debt

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

Credit Agreement

The Working Capital Facility had a total capacity of $242.5 million for cash borrowings and letters of credit at March 31, 2013. At March 31, 2013, we had outstanding cash borrowings of $36.0 million and outstanding letters of credit of $60.1 million on the Working Capital Facility, leaving a remaining capacity of $146.4 million at March 31, 2013. The Expansion Capital Facility had a total capacity of $527.5 million for cash borrowings at March 31, 2013. At March 31, 2013, we had outstanding cash borrowings of $441.5 million on the Expansion Capital Facility, leaving a remaining capacity of $86.0 million at March 31, 2013. The capacity available under the Working Capital Facility may be limited by a “borrowing base”, as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time. At March 31, 2013, the borrowing base provisions of the Credit Agreement did not have any impact on the capacity available under the Working Capital Facility.

During May 2013, we entered into an amendment to the Credit Agreement that increased the total capacity on the Working Capital Facility from $242.5 million to $325.0 million and increased the total capacity on the Expansion Capital Facility from $527.5 million to $725.0 million. We paid approximately $2.1 million of fees related to this amendment to the Credit Agreement.

The commitments under the Credit Agreement expire on June 19, 2017. We have the right to pre-pay outstanding borrowings under the Credit Agreement without incurring any penalties, and pre-payments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 1.75% to 2.75% per annum or (ii) an adjusted LIBOR rate plus a margin of 2.75% to 3.75% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At March 31, 2013, the interest rate in effect on outstanding LIBOR borrowings was 3.21%, calculated as the LIBOR rate of 0.21% plus a margin of 3.0%. At March 31, 2013, interest rate in effect on outstanding base rate borrowings was 5.25%, calculated as the base rate of 3.25% plus a margin of 2.0%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. The Credit Agreement is secured by substantially all of our assets.

The Credit Agreement specifies that our “leverage ratio,” as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end. At March 31, 2013, our leverage ratio was approximately 3.0 to 1. The Credit Agreement also specifies that our “interest coverage ratio,” as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At March 31, 2013, our interest coverage ratio was approximately 7.0 to 1.

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

At March 31, 2013, we were in compliance with all covenants under the Credit Agreement.

Senior Notes

The Senior Notes have an aggregate principal amount of $250 million and bear interest at a fixed rate of 6.65%. Interest is payable quarterly. The Senior Notes are required to be repaid in semi-annual installments of $25 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to pre-pay outstanding principal, although we would incur a pre-payment penalty. The Senior Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

The Note Purchase Agreement contains various customary representations, warranties, and additional covenants that, among other things, limit our ability to (subject to certain exceptions): (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) create or permit restrictions on the ability of certain of our subsidiaries to pay dividends or make other distributions to us, (v) enter into transactions with affiliates, (vi) enter into sale and leaseback transactions and(vii) consolidate or merge or sell all or substantially all or any portion of our assets. In addition, the Note Purchase Agreement contains substantially the same leverage ratio and interest coverage ratio requirements as our Credit Agreement, which is described above.

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

At March 31, 2013, we were in compliance with all covenants under the Note Purchase Agreement.

Previous Credit Facilities

On June 19, 2012, we made a principal payment of $306.8 million to retire our previous revolving credit facility. Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized. This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations for the year ended March 31, 2013.

Balances Outstanding and Rates

At March 31, 2013, our outstanding borrowings and interest rates under our revolving credit facility were as follows (dollars in thousands):

	Amount	Rate

Expansion capital facility —
LIBOR borrowings	$441,500	3.21%
Working capital facility —
LIBOR borrowings	20,000	3.21%
Base rate borrowings	16,000	5.25%

The following table provides certain information on revolving credit facility borrowings during the year ended March 31, 2013 (dollars in thousands):

	Average			Average
	Daily	Lowest	Highest	Interest
	Balance	Balance	Balance	Rate

New credit facility (June 19, 2012 - March 31, 2013) —
Expansion loans	$351,355	$254,000	$451,000	3.48%
Working capital loans	92,626	—	153,500	3.77%
Previous credit facility (April 1, 2012 - June 19, 2012) —
Acquisition loans	222,238	186,000	239,275	3.65%
Working capital loans	42,700	22,000	67,500	4.07%

Business Combinations

Subsequent to our initial public offering, we significantly expanded our operations through a number of business combinations, as described under Part I, Item I, “Businesses — Acquisitions Subsequent to Initial Public Offering.”

Cash Flows

The following summarizes the sources and uses of our cash flows for the periods indicated:

	NGL Energy Partners LP			NGL Supply
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	September 30,
Cash Flows Provided by (Used In):	2013	2012	2011	2010
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$146,395	$20,459	$15,905	$(2,491)
Changes in operating assets and liabilities	(14,164)	69,870	18,104	(28,258)

Operating activities	$132,231	$90,329	$34,009	$(30,749)

Investing activities	(546,218)	(296,897)	(18,438)	333

Financing activities	417,716	198,063	(3,170)	10,161

Operating Activities. The growth in our operating cash flows over the period from fiscal 2011 — fiscal 2013 was driven primarily by increased operating activity resulting from acquisitions. Changes in working capital due to changes in the timing of cash receipts and payments can have a significant impact on cash flows from operations. During fiscal 2013, our cash outflows from investing activities included the purchase of working capital in business combinations, a portion of which has benefitted (or will benefit) cash flows from operations as the working capital is recovered. Our operating cash flows during the year ended March 31, 2012 included the sale of $30.3 million of inventory (net of purchases). This was due in part to our acquisition of assets from SemStream on November 1, 2011, in which we acquired $104.2 million of inventory. The cash paid to complete the SemStream transaction is included within cash outflows from investing activities. The seasonality of our retail propane and natural gas liquids logistics business had a significant effect on our cash flows from operating activities during fiscal year 2011. As shown in the table above, cash flows from operations were significantly greater during the winter heating season of fiscal 2011 than during the first six months of the fiscal year.

Investing Activities. Our cash flows from investing activities are primarily impacted by our capital expenditures and business combinations. In periods where we are engaged in significant acquisitions, we will generally realize negative cash flows from investing activities, which may require us to increase the borrowings under our acquisition or working capital facilities. During the year ended March 31, 2013, we completed thirteen acquisitions, for which we paid a combined cash amount of $490.4 million. During the year ended March 31, 2013, we paid $72.5 million for capital expenditures in addition to the acquisitions of businesses. Of this amount, approximately $58.7 million represented expansion capital and approximately $13.8 million represented maintenance capital. During the year ended March 31, 2013, we generated $11.6 million of investing cash inflows from commodity derivatives and $5.1 million of investing cash inflows from the sale of long-lived assets. During the year ended March 31, 2012, we completed four significant acquisitions and several smaller acquisitions. We paid a combined cash amount of $297.4 million to complete these acquisitions.

Financing Activities. Changes in our cash flow from financing activities historically have been due to advances from and repayments of our revolving credit facilities, either to fund our operating or investing requirements. In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we fund the cash flow deficits through our working capital facility. Cash flows required by our investing activities in excess of cash available through our operating activities have historically been funded by our acquisition credit facility. In the table above, we had positive cash flows from financing activities due to the increase in our debt levels to fund our negative cash flows from operating activities during the six months ended September 30, 2010. During the year ended March 31, 2012, we borrowed $149.0 million on our revolving credit facilities (net of repayments), primarily to fund acquisitions. During the year ended March 31, 2013, we borrowed $263.5 million on our revolving credit facilities (net of repayments) and issued $250.0 million of senior notes, primarily to fund acquisitions. During the year ended March 31, 2013, we paid $20.2 million of debt issuance costs.

Cash flows from financing activities also include distributions paid to owners. NGL Supply made distributions to its preferred stockholder each year as required. NGL Supply also made a $7.0 million distribution to the owners of its common stock during the six months ended September 30, 2010 in advance of our formation transactions. We made a distribution of $40.0 million to the previous shareholders of NGL Supply during the six months ended March 31, 2011. Such distributions and the negative cash flows realized from our operating activities during the six months ended September 30, 2010 required us to increase our borrowings under our revolving credit facility. We expect our distributions to our partners to increase in future periods under the terms of our partnership agreement. Based on the number of common and subordinated units outstanding at March 31, 2013, if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $18.1 million per quarter ($72.5 million per year). To the extent our cash flows from operating activities are not sufficient to finance our required distributions, we may be required to increase the borrowings under our working capital credit facility.

The following table summarizes the distributions declared since our initial public offering:

			Amount	Amount Paid to	Amount Paid to
Date Declared	Record Date	Date Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927
April 25, 2013	May 6, 2013	May 15, 2013	0.4775	25,605	1,189

On May 5, 2011, we made a distribution of $3.85 million from available cash to our general partner and common unitholders as of March 31, 2011. Also in May 2011, we used approximately $65.0 million of the proceeds from our initial public offering to repay advances under our previous credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013 for our fiscal years ending thereafter:

		For the Years Ending March 31,				After March 31,
	Total	2014	2015	2016	2017	2017
	(in thousands)
Debt principal payments —
Acquisition advances	$441,500	$—	$—	$—	$—	$441,500
Working capital advances	36,000	—	—	—	—	36,000
Senior Notes	250,000	—	—	—	—	250,000
Other long-term debt	21,562	8,626	6,456	3,088	2,091	1,301
Scheduled interest payments on revolving credit facility (1)	77,329	18,328	18,328	18,328	18,328	4,017
Scheduled interest payments on senior notes	116,375	16,625	16,625	16,625	16,625	49,875
Scheduled interest payments on other long-term debt	—	—	—	—	—	—
Standby letters of credit	60,082	—	—	—	—	60,082
Future minimum lease payments under noncancelable operating leases	211,438	55,065	38,283	31,297	29,005	57,788
Fixed price commodity purchase commitments (2)	380,205	312,435	39,252	28,518	—	—
Index priced commodity purchase commitments (2) (3)	604,584	586,324	18,260	—	—	—
Total contractual obligations	$2,199,075	$997,403	$137,204	$97,856	$66,049	$900,563

Natural gas liquids gallons under fixed-price purchase commitments (thousands)	84,159	84,159	—	—	—	—
Natural gas liquids gallons under index-price purchase commitments (thousands)	540,518	521,534	18,984	—	—	—
Crude oil barrels under fixed-price purchase commitments (thousands)	3,382	2,550	475	358	—	—

(1)          The estimated interest payments on our revolving credit facility are based on principal and letters of credit outstanding at March 31, 2013. See Note 8 to our consolidated financial statements as of March 31, 2013 included elsewhere herein for additional information on our credit agreement. We are required to pay a commitment fee ranging from 0.38% to 0.50% on the average unused commitment.

(2)          At March 31, 2013, we had fixed priced and index priced sales contracts for approximately 102.1 million and 262.1 million gallons of natural gas liquids, respectively.  At March 31, 2013, we had fixed-price sales contracts for approximately 5.6 million barrels of crude oil.

(3)          Index prices are based on a forward price curve as of March 31, 2013. A theoretical change of $0.10 per gallon in the underlying commodity price at March 31, 2013 would result in a change of approximately $54.1 million in the value of our index-based purchase commitments.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases described in Note 10 to the financial statements included elsewhere in this annual report.

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

Trends

Crude Oil Logistics

Crude oil prices fluctuate widely, due to changes in supply and demand conditions. The opportunity to generate revenues in our crude oil logistics business is heavily influenced by the volume of crude oil being produced. Currently, market conditions are favorable, and production of crude oil in North America is high. Changes in the level of production could impact our ability to generate revenues in the future.

In addition, the spread between the prices of crude in different locations can also fluctuate widely. If these price differences are high, we are able to generate higher margins by transporting crude from lower-price markets to higher-price markets. During fiscal 2013, the spread between crude oil prices in the mid-continent region and crude oil prices in south Texas widened, which gave us the opportunity to generate favorable margins by transporting crude from one region to the other. This spread has narrowed in recent months.

Water Services

Our opportunity to earn revenues in our water services business is based on the level of production of natural gas and crude oil in the areas where our facilities are located. Recently, production has been strong in these regions. A future decline in the level of production could have an adverse impact on profitability.

Our facility in Wyoming and two of our facilities in Colorado have the capability to process wastewater to the point where it can be returned to the producer for use in future drilling operations. We typically generate higher margins from this activity than from our disposal operations. Under current conditions, it is generally more economical for our customers for us to dispose of the water than to sell it back to them after processing. Future changes in customer attitudes or in the regulatory climate could provide future opportunities for us to generate increased margins.

Natural Gas Liquids Logistics

The volumes we sell in our wholesale natural gas liquids business are heavily dependent on the demand for propane and butane, which is influenced by weather conditions. During the most recent winter weather conditions were relatively mild, and the preceding winter was one of the warmest on record, which reduced demand and resulted in lower prices for natural gas liquids. The margins we generate in our wholesale natural gas liquids business are influenced by changes in prices over the course of a year. During years when demand is higher during the winter months, we have the opportunity to utilize our storage assets to increase margins.

Retail Propane

The volumes we sell in our retail propane business are heavily dependent on weather conditions, as cold weather significantly increases customer demand for propane. During times of lower propane prices, such as we have experienced over the two most recent years, margins per gallon typically increase. During times of higher propane prices, such as we may experience in the future, margins per gallon typically decrease.

The retail propane and distillate business faces competition from the natural gas industry. As the natural gas infrastructure expands to new areas, customers who have access to natural gas for home heating purposes typically choose this over propane, as it is generally a lower-cost product. As a result, we expect a certain amount of continuing customer loss resulting from the expansion of the natural gas infrastructure.

Critical Accounting Policies

The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership’s operations and the use of estimates made by management. We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations. Changes in these policies could have a material effect on the financial statements. The application of these accounting policies necessarily requires subjective or complex judgments regarding estimates and projected outcomes of future events that could have a material impact on the financial statements.

Revenue Recognition

We record revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record our terminaling, storage and service revenues at the time the service is performed, and we record tank and other rentals over the term of the lease. Revenues for the wastewater disposal business are recognized upon receipt of the wastewater at our disposal facilities.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. Amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statements of operations. Shipping and handling costs associated with product sales are included in operating expenses in the consolidated statements of operations.

We enter into certain contracts whereby we agree to purchase product from a counterparty and to sell the same volume of product to the same counterparty at a different location or time. When such agreements are entered into concurrently and are entered into in contemplation of each other, we record the revenues for these transactions net of the cost of sales.

Impairment of Long-Lived Assets

Goodwill is subject to at least an annual assessment for impairment. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. We completed the assessment of each of our reporting units and determined no impairment existed for the year ended March 31, 2013. The assessment of the value of our reporting units requires us to make certain assumptions relating to future operations. When evaluating operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge. To date, we have not recognized any impairment on assets we have acquired.

We evaluate property, plant and equipment and amortizable intangible assets for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. We did not record any impairments of long-lived assets during the year ended March 31, 2013.

Asset Retirement Obligations

We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. At March 31, 2013, we have recorded a liability of $1.5 million for obligations related to the retirement of pipeline injection facilities of our crude oil logistics business and the facilities of our water services business.

In addition to the pipeline injection facilities and the water processing facilities, we may be obligated by contractual or regulatory requirements to remove certain of our other assets, or perform other remediation of the sites where such assets are located, upon the retirement of those assets. However, we do not believe the present value of such asset retirement obligations, under current laws and regulations, after taking into consideration the estimated lives of our facilities, is material to our financial position or results of operations.

Depreciation of Property, Plant and Equipment

Depreciation expense represents the systematic write-off of the cost of our property and equipment, net of residual or salvage value (if any), to the results of operations for the quarterly and annual periods during which the assets are used. We depreciate the majority of our property and equipment using the straight-line method, which results in our recording depreciation expense evenly over the estimated life of the individual asset. The estimate of depreciation expense requires us to make assumptions regarding the useful economic lives and residual values of our assets. At the time we acquire and place our property and equipment in service, we develop assumptions about such lives and residual values that we believe are reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation expense amounts prospectively. Examples of such circumstances include changes in laws and regulations that limit the estimated economic life of an asset, changes in technology that render an asset obsolete, or changes in expected salvage values.

The net book value of our property, plant and equipment was $516.9 million at March 31, 2013. We recorded depreciation expense of $39.2 million, $10.6 million, $2.8 million, and $1.0 million for the year ended March 31, 2013, the year ended March 31, 2012, the six months ended March 31, 2011, and the six months ended September 30, 2010, respectively.

For additional information regarding our property and equipment, see Note 5 of our March 31, 2013 consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Amortization of Intangible Assets

Amortization expense represents the systematic write-off of the cost of our amortizable intangible assets to the results of operations for the quarterly and annual periods during which the assets are used. We amortize the majority of these intangible assets using the straight-line method, which results in our recording amortization expense evenly over the estimated life of the individual asset. The estimate of amortization expense requires us to make assumptions regarding the useful economic lives of our assets. At the time we acquire intangible assets, we develop assumptions about the lives of such assets that we believe to be reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which could change our amortization expense amounts prospectively. Examples of such circumstances include changes in customer attrition rates and changes in laws and regulations that could limit the estimated economic life of an asset.

The net book value of our amortizable intangible assets was $442.6 million at March 31, 2013. We recorded amortization expense of $44.1 million, $6.6 million, $1.6 million, and $0.8 million during the year ended March 31, 2013, the year ended March 31, 2012, the six months ended March 31, 2011, and the six months ended September 30, 2010, respectively.

For additional information regarding our intangible assets, see Note 7 of our March 31, 2013 consolidated financial statements included elsewhere in this annual report. For additional information on the valuation methodology for customer relationship intangible assets acquired in business combinations, see Note 4 of our March 31, 2013 consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Business Combinations

We have made in the past, and expect to make in the future, acquisitions of other businesses. We record business combinations using a method known as the “acquisition method”, in which the assets acquired and liabilities assumed are recorded at their estimated fair values. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property and equipment and intangible assets, including those with indefinite lives. The excess of purchase price over the net fair value of acquired assets over the assumed liabilities is recorded as goodwill, which is not amortized but is reviewed annually for impairment. Generally, we have up to one year from the acquisition date to finalize the identification and valuation of acquired assets and liabilities. The impact of subsequent changes to the identification of assets and liabilities may require a retroactive adjustment to our previously reported financial position and results of operations.

Inventory

Our inventory consists primarily of propane, butane, and crude oil. The market value of these commodities changes on a daily basis as supply and demand conditions change. We value our inventory using the weighted-average cost and first-in first-out methods. At the end of each fiscal year, we also perform a “lower of cost or market” analysis; if the cost basis of the inventory would not be recoverable based on market prices at the end of the year, we reduce the book value of the inventory to the recoverable amount. In performing this analysis, we take into consideration fixed-price forward sale commitments and the opportunity to transfer propane inventory from our wholesale business to our retail business to sell the inventory in retail markets. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower-of-cost-or market writedown if we expect the market values to recover by our fiscal year end of March 31. We are unable to control changes in the market value of these commodities and are unable to determine whether writedowns will be required in future periods. In addition, writedowns at interim periods could be required if we cannot conclude that market values will recover sufficiently by our fiscal year end.

Product Exchanges

In our natural gas liquids logistics business, we frequently have exchange transactions with suppliers or customers in which we will deliver product volumes to them, or receive product volumes from them to be delivered back to us or from us in future periods, generally in the short-term (referred to as “product exchanges”). The settlements of exchange volumes are generally done through in-kind arrangements whereby settlement volumes are delivered at no cost, with the exception of location or timing differentials. Such in-kind deliveries are ongoing and can take place over several months. We estimate the value of product exchange assets and liabilities based on the weighted-average cost basis of the inventory we have delivered or will deliver on the exchange, plus or minus location differentials, which we believe represents the value of the exchange volumes at such date. Changes in product prices could impact our estimates.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2013, a significant portion of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of the fixed-rate debt but do not impact its cash flows.

Our revolving credit facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. As of March 31, 2013, we had $477.5 million of outstanding borrowings under our revolving credit facility. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of approximately $0.6 million.

Commodity Price and Credit Risk

Our operations are subject to certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, propane, and other natural gas liquids will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract.

We acquired a crude oil logistics business in our June 2012 merger with High Sierra. As is customary in the crude oil industry, we generally receive payment from customers on a monthly basis. As a result, receivables from individual customers in our crude business are generally higher than the receivables from customers in our other segments.

We take an active role in managing and controlling commodity price and credit risks and have established control procedures, which we review on an ongoing basis. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on product liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, as deemed appropriate. The principal counterparties associated with our operations as of March 31, 2013 and 2012 were retailers, resellers, energy marketers, producers, refiners and dealers.

The natural gas liquids and crude oil industries are “margin-based” and “cost-plus” businesses in which gross profits depend on the differential of sales prices over supply costs. As a result, our profitability will be impacted by changes in wholesale prices of natural gas liquids and crude oil. When there are sudden and sharp increases in the wholesale cost of natural gas liquids and crude oil, we may not be able to pass on these increases to our customers through retail or wholesale prices. Natural gas liquids and crude oil are commodities and the price we pay for them can fluctuate significantly in response to supply or other market conditions. We have no control over supply or market conditions. In addition, the timing of cost increases can significantly affect our realized margins. Sudden and extended wholesale price increases could reduce our gross margins and could, if continued over an extended period of time, reduce demand by encouraging end users to conserve or convert to alternative energy sources.

We engage in derivative financial and other risk management transactions, including various types of forward contracts, options, swaps and future contracts, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions and to help ensure the availability of product during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes when we have a matching purchase commitment from our wholesale and retail customers. We may experience net unbalanced positions from time to time which we believe to be immaterial in amount. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our derivative portfolio.

Although we use derivative commodity instruments to reduce the market price risk associated with forecasted transactions, we have not accounted for such derivative commodity instruments as hedges. In addition, we do not use such derivative commodity instruments for speculative or trading purposes. As of March 31, 2013, the fair value of our unsettled commodity derivative instruments was a net liability of $7.1 million. We record the changes in fair value of these derivative commodity instruments within cost of sales. The following table summarizes the hypothetical impact on the fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase
(Decrease)
To Fair Value
Propane (Natural gas liquids logistics segment)	$(1,119)
Natural gas liquids (Natural gas liquids logistics segment)	(17,698)
Heating oil (Retail segment)	33
Crude oil (Crude oil logistics segment)	(5,646)
Crude oil (Water services segment)	(1,156)

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

Item 8.                   Financial Statements and Supplementary Data

Our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K, together with the reports of Grant Thornton LLP, our independent registered public accounting firm, are incorporated by reference into this Item 8.

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

Other than changes that have resulted or may result from our business combinations during the year ended March 31, 2013, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)—15(f) of the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed several business combinations during the year ended March 31, 2013, as described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those combined operations will continue into fiscal 2014, due to the magnitude of those businesses.

Management’s Report on Internal Control Over Financial Reporting

The management of the Partnership and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework.

As permitted by SEC rules, we have excluded the businesses of High Sierra Energy, LP and High Sierra Energy GP, LLC and their subsidiaries, along with other businesses we acquired during the year ended March 31, 2013, from our evaluation of the effectiveness of internal control over financial reporting for the year ending March 31, 2013 due to their size and complexity and the limited time available to complete the evaluation. The operations excluded from our evaluation represent approximately 68% of our total assets at March 31, 2013, and approximately 73% of our total revenues for the year ended March 31, 2013.

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Our internal control over financial reporting as of March 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

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

The board of directors of our general partner currently has eleven members. The board of directors of our general partner has determined that Mr. Kneale, Mr. Cropper, and Mr. Guderian satisfy the NYSE and SEC independence requirements. The NYSE does not require a listed publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner.

In evaluating director candidates, the NGL Energy GP Investor Group assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of the board of directors of our general partner to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties. Our general partner has no minimum qualifications for director candidates. In general, however, the NGL Energy GP Investor Group reviews and evaluates both incumbent and potential new directors in an effort to achieve diversity of skills and experience among the directors of our general partner and in light of the following criteria:

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

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	59	Chief Executive Officer and Director
Patrice Armbruster	52	Senior Vice President, Accounting
Atanas H. Atanasov	40	Chief Financial Officer
Bradley K. Atkinson	58	Vice President, Business Development
James J. Burke	57	Chief Executive Officer of High Sierra Energy and Director
Shawn W. Coady	51	President and Chief Operating Officer, Retail Division and Director
Todd M. Coady	55	Vice President, Administration
David C. Kehoe	54	Chief Operating Officer of High Sierra Energy
Vincent J. Osterman	56	President, Eastern Retail Propane Operations and Director
Sharra Straight	49	Vice President and Controller
Kevin C. Clement	54	Director
Stephen L. Cropper	63	Director
Bryan K. Guderian	53	Director
James C. Kneale	62	Director
Norman J. Szydlowski	62	Director
Patrick Wade	44	Director
William A. Zartler	48	Director

H. Michael Krimbill. Mr. Krimbill has served as our Chief Executive Officer since October 2010 and as a member of the board of directors of our general partner since its formation in September 2010. From February 2007 through September 2010, Mr. Krimbill managed private investments. Mr. Krimbill was the President and Chief Financial Officer of Energy Transfer Partners, L.P. from 2004 until his resignation in January 2007. Mr. Krimbill joined Heritage Propane Partners, L.P., the predecessor of Energy Transfer Partners, as Vice President and Chief Financial Officer in 1990. Mr. Krimbill was President of Heritage from 1999 to 2000 and President and Chief Executive Officer of Heritage from 2000 to 2005. Mr. Krimbill also served as a director of Energy Transfer Equity, the general partner of Energy Transfer Partners, from 2000 to January 2007. Mr. Krimbill is also currently a member of the board of directors of Pacific Commerce Bank.

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

Patrice Armbruster. Ms. Armbruster has served as our Senior Vice President of Accounting since May 2012. Ms. Armbruster previously served several roles in accounting and SEC reporting with Energy Transfer Partners, L.P. and Heritage Propane from March 2001 through May 2012. In March 2001, Ms. Armbruster joined Heritage Propane Partners, L.P. the predecessor of Energy Transfer Partners, as the manger of financial reporting. Her most recent role prior to coming to NGL was the Director of Financial Reporting and Controller with Heritage Propane. For 10 years prior to joining Heritage Propane Partners, L.P. Ms. Armbruster worked as an audit manager for a regional public accounting firm in Montana. Ms. Armbruster received a B.A. in Accounting from Carroll College of Helena, Montana.

Atanas H. Atanasov. Mr. Atanasov was appointed as our Chief Financial Officer in May 2013. Mr. Atanasov joined our management team in November 2011, and previously served as our Senior Vice President of Finance. Prior to joining NGL, Mr. Atanasov spent nine years at GE Capital, working in lending and leveraged equity. Prior to GE Capital, he was with The Williams Companies. Mr. Atanasov is a Certified Public Accountant and holds a Masters of Business Administration from the University of Tulsa and a Bachelors of Science in Accounting from Oral Roberts University.

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

James J. Burke. Mr. Burke serves as the Chief Executive Officer of our High Sierra subsidiary. He was one of High Sierra’s co-founders and served as Chairman of the High Sierra board and President and Chief Executive Officer of the High Sierra general partner since September 2010. From July 2004 to September 2010, he was the High Sierra general partner’s Managing Director. Mr. Burke, along with three other entrepreneurs, co-founded Petro Source Partners, LP, where he ran six business units throughout the United States and Canada for the company over a 17 year span. Prior to that, Mr. Burke served as Manager of Crude Oil Acquisitions at Asamera Oil (U.S.) Inc. from 1981 to 1984. Mr. Burke began his career as a Crude Oil Representative at Permian Corporation, where he worked from 1978 to 1981. Mr. Burke also serves as the Managing Director of Impact Energy Services, LLC. Mr. Burke received his B.S. from University of Colorado in 1978.

Shawn W. Coady. Dr. Coady has served as our President and Chief Operating Officer, Retail Division, since April 2012 and previously served as our Co-President and Chief Operating Officer, Retail Division from October 2010 through April 2012. Dr. Coady has also served as a member of the board of directors of our general partner since its formation in September 2010. Dr. Coady has served as an officer of Hicks Oils & Hicksgas, Incorporated, or HOH, since March 1989. HOH contributed its propane and propane related assets to Hicks LLC, and the membership interests in Hicks LLC were contributed to us as part of our formation transactions. Dr. Coady was an executive officer of Bachtold Brothers, Incorporated, a family owned company, when it filed for Chapter 7 bankruptcy protection in October 2005. Dr. Coady was also the President of Gifford from March 1989 until the membership interests in Gifford were contributed to us as part of our formation transactions. Dr. Coady has served as a director and as a member of the executive committee of the Illinois Propane Gas Association since 2004. Dr. Coady has also served as the Illinois state director of the National Propane Gas Association since 2004. Dr. Coady has a B.A. in Chemistry from Emory University and an O.D. from the University of Houston. Dr. Coady is the brother of Mr. Coady.

Dr. Coady brings valuable management and operational experience to the board. Dr. Coady has over 20 years of experience in the retail propane industry, and provides expertise in both acquisition and organic growth strategies. Dr. Coady also provides insight into developments and trends in the propane industry through his leadership roles in national and state propane gas associations.

Todd M. Coady. Mr. Coady has served as our Vice President, Administration since April 2012 and previously served as our Co-President, Retail Division from October 2010 through April 2012. Mr. Coady has served as an officer of HOH since March 1989. HOH contributed its propane and propane related assets to Hicks LLC, and the membership interests in Hicks LLC were contributed to us as part of our formation transactions. Mr. Coady was also the Vice President of Gifford from March 1989 until the membership interests in Gifford were contributed to us as part of our formation transactions. Mr. Coady was an executive officer of Bachtold Brothers, Incorporated, a family owned company, when it filed for Chapter 7 bankruptcy protection in October 2005. Mr. Coady has a B.S. in Chemical Engineering from Cornell University and an M.B.A. from Rice University. Mr. Coady is the brother of Dr. Coady.

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

David C. Kehoe. Mr. Kehoe serves as the Chief Operating Officer of our High Sierra subsidiary. Mr. Kehoe joined our management team through our June 2012 merger with High Sierra. He has served on High Sierra’s management team since 2007. Prior to that, Mr. Kehoe held various leadership positions with Petro Source Partners, LP from 1989 to 2007.

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

Kevin C. Clement. Mr. Clement joined the board of directors of our general partner in November 2011. Mr. Clement has served as the President of SemStream L.P., which is a wholly owned subsidiary of SemGroup Corporation, since 2009. SemGroup Corporation has been an affiliate of NGL Energy Partners LP and its general partner since November 2011. Mr. Clement previously served as President and Chief Operating Officer of SemMaterials, which is also a wholly owned subsidiary of SemGroup Corporation, from 2008 to 2010 and also previously served SemMaterials as Vice President of residual fuel from 2006 to 2008 and Vice President of asphalt supply and marketing from 2005 to 2006. Mr. Clement’s 31 years of experience in the energy industry includes officer positions over 24 years at Koch Industries while leading business unit divisions of NGL trading, U.S. refined products, asphalt and residual fuels. He is a graduate of Wichita State University’s W. Frank Barton School of Business with a Bachelor’s of Business Administration in Marketing.

Mr. Clement brings substantial executive and operational experience to the board. With his 31 years of experience in the energy industry and his familiarity with our midstream operations, Mr. Clement provides valuable insight into our business.

Stephen L. Cropper. Mr. Cropper joined the board of directors of our general partner in June 2011. Mr. Cropper held various positions during his 25-year career at The Williams Companies, Inc., including serving as the President and Chief Executive Officer of Williams Energy Services, a Williams operating unit involved in various energy-related businesses, until his retirement in 1998. Mr. Cropper served as a director of Energy Transfer Partners L.P. from 2000 through 2005. Since his retirement from Williams in 1998, Mr. Cropper has been a consultant and private investor and also served as a director of Sunoco Logistics Partners, L.P. and of NRG Energy, Inc. He currently serves as a member of the board of directors of Berry Petroleum Company (NYSE: BRY), where he serves on the audit committee and the corporate governance and nominating committee.

Mr. Cropper brings substantial experience in the energy business and in the marketing of energy products to the board. With his significant management and governance experience, Mr. Cropper provides important skills in identifying, assessing and addressing various business issues. As a director for other public companies, Mr. Cropper also provides cross board experience.

Bryan K. Guderian. Mr. Guderian joined the board of directors of our general partner in May 2012. Mr. Guderian has served as Senior Vice President of Operations of WPX Energy, Inc. since August 2011. Mr. Guderian previously served as Vice President of the Exploration & Production unit of The Williams Companies, Inc. from 1998 until December 2011. Mr. Guderian had responsibility for overseeing Williams’ international operations and has served as a director of Apco Oil & Gas International Inc., since 2002 and a director of Petrolera Entre Lomas S.A. since 2003.

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

Patrick Wade. Mr. Wade has served as a member of the High Sierra board since November 2008 and has nineteen years of experience in the energy sector. In 2002, Mr. Wade co-founded Tiger Midstream Investments, a natural gas midstream development and investment company that was involved primarily in the U.S. Rockies. From 2005 to 2007, Mr. Wade was a Managing Director at Bear Energy LP, responsible for investments in natural gas midstream infrastructure, as well as contracting for a diverse portfolio of natural gas storage capacity.  In 2008, Mr. Wade joined The Energy & Minerals Group, as a Managing Director in the Houston office. The Energy & Minerals Group is a highly specialized private equity firm that focuses exclusively on investing across various facets of the global natural resource industry that are integral to the global economy. The Energy & Minerals Group has $6.2 billion of total investor commitments (including co-investments) with in excess of $3.1 billion deployed across the energy complex since inception. The Energy & Minerals Group is the managing partner of EMG NGL HC LLC. Mr. Wade’s primary focus is making direct investments across the natural resources industry. In addition, Mr. Wade serves on the Board of Directors of Medallion Midstream, L.L.C. and Ferus Inc. Mr. Wade received his Bachelor’s degree from the University of Oklahoma in 1991 and his M.B.A. from the Jesse H. Jones School of Management at Rice University in 1995.

Mr. Wade brings extensive financial and industry experience to the board. With almost 20 years of experience in the energy sector, Mr. Wade provides valuable insight into our business.

William A. Zartler. Mr. Zartler has served as a member of the board of directors of our general partner since its formation in September 2010. Mr. Zartler was the Chairman of the Board of NGL Supply from 2004 until the membership interests in NGL Supply were contributed to us as part of our formation transactions. Mr. Zartler was a founder and managing partner of Denham Capital Management LP, an energy and commodities focused private equity firm, having been with the firm since its inception in 2004, and headed the firm’s Energy Infrastructure Group. Prior to joining Denham, Mr. Zartler was an entrepreneur and a founder of Solaris Energy Services. During March 2013, Mr. Zartler rejoined Solaris Energy Capital as a managing partner. Mr. Zartler has a B.S. in Mechanical Engineering from the University of Texas and an M.B.A. from Texas A&M University.

Mr. Zartler brings extensive financial and acquisition experience in the energy industry to the board. Mr. Zartler provides expertise in developing acquisition strategies and evaluating acquisition opportunities.

Director Appointment Rights

The Limited Liability Company Agreement of NGL Energy Holdings LLC grants certain parties the right to designate a specified number of persons to serve of the board of directors. SemStream, L.P. has the right to designate two persons to serve on the board, and has designated Norman J. Szydlowski and Kevin C. Clement. EMG HGL HC LLC has the right to designate two persons to serve on the board (provided that James J. Burke must be one of the designees as long as he is an officer of the Partnership), and has designated James J. Burke and Patrick Wade to serve on the board. NGL Holdings, Inc., the Coady Group (which consists of certain entities controlled by Shawn W. Coady and Todd M. Coady), and the IEP Parties (which consists of certain entities controlled by H. Michael Krimbill, Bradley K. Atkinson, and another investor who is not a member of management of the Partnership) each have the right to designate one person to serve on the board of directors. NGL Holdings, Inc. has designated William A. Zartler, the Coady Group has designated Shawn W. Coady, and the IEP Parties have designated H. Michael Krimbill.

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

Mr. Cropper, Mr. Guderian, and Mr. Kneale currently serve on the audit committee, and Mr. Kneale serves as the chairman. The board of directors of our general partner has determined that Mr. Kneale, an independent director, is as an “audit committee financial expert” as defined under SEC rules. In compliance with the requirements of the NYSE, all of the members of the audit committee are independent directors, as defined in the applicable NYSE rules.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations by our directors and officers, we believe that all reporting obligations of our general partner’s directors and officers and our greater than 10% unitholders under Section 16(a) were satisfied during the year ended March 31, 2013, except as described in the paragraph below.

On January 1, 2013, certain restricted common units that were granted pursuant to an incentive compensation plan vested. Upon vesting of the units, certain officers elected to have the Partnership withhold a portion of the common units, in return for which the Partnership remitted withholding payments to taxing authorities on the officers’ behalf. The resultant changes in ownership of common units for these officers were reported late, including for Patrice Armbruster (reported on Form 4 filed on April 26, 2013), Atanas H. Atanasov (reported on Form 4 filed on April 25, 2013), Todd M. Coady (reported on Form 4 filed on April 25, 2013), Shawn W. Coady (reported on Form 4 filed on April 29, 2013), Jeffrey A. Herbers (reported on Form 4 filed on April 25, 2013), and Brian K. Pauling (reported on Form 4 filed on April 26, 2013). EMG NGL HC LLC acquired common units on June 19, 2012 in connection with the Partnership’s merger with High Sierra; EMG NGL HC LLC reported the acquisition of these common units on Form 3 filed on May 7, 2013. NGL Holdings, Inc. acquired additional common units on June 19, 2012 in connection with the Partnership’s merger with High Sierra; NGL Holdings, Inc. reported the acquisition of these common units on Form 5 filed on May 28, 2013. Mr. Pauling sold common units on August 30, 2012, which were reported on Form 4 filed on November 21, 2012, and Mr. Pauling sold common units on February 22, 2013, which were reported on Form 4 filed on April 26, 2013.

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

We make available free of charge, within the “Governance” section of our website at http://www.nglenergypartners.com/governance, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the charters of the audit committee and the compensation committee of the board of directors of our general partner. Requests for print copies may be directed to Investor Relations at investorinfo@nglep.com or to Investor Relations, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 805, Tulsa, OK 74136 or made by telephone at (918) 481-1119. The information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Item 11.            Executive Compensation

Compensation Discussion and Analysis

The year “2013” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2013.

Introduction

The board of directors of our general partner has responsibility and authority for compensation-related decisions for our executive officers. In November 2011, the board of directors formed a compensation committee to develop our compensation program, to determine the compensation of our Chief Executive Officer, and to make recommendations to the board of directors regarding the compensation of our other executive officers. Our executive officers are also officers of our operating companies and are compensated directly by our operating companies. While we reimburse our general partner and its affiliates for all expenses they incur on our behalf, our executive officers do not receive any additional compensation for the services they provide to our general partner.

Our “named executive officers” for fiscal 2013 were:

•                  H. Michael Krimbill — Chief Executive Officer and Chief Financial Officer

•                  Craig S. Jones — Former Chief Financial Officer (prior to retirement on August 31, 2012)

•                  James J. Burke — Chief Executive Officer, High Sierra Energy GP, LLC

•                  David C. Kehoe — Chief Operating Officer, High Sierra Energy GP, LLC

•                  Atanas H. Atanasov — Senior Vice President of Finance and Treasurer

During May 2013, Mr. Atanasov was appointed our Chief Financial Officer.

Our Compensation Philosophy

Our compensation philosophy emphasizes pay-for-performance, focused primarily on the ability to increase sustainable quarterly distributions to our unitholders. Pay-for-performance is based on a combination of our performance and the individual executive officer’s contribution to our performance. We believe this pay-for-performance approach generally aligns the interests of our executive officers with the interests of our unitholders, and at the same time enables us to maintain a lower level of cash compensation expense in the event our operating and financial performance do not meet our expectations.

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

Compensation Setting Process

As we have developed as a publicly traded partnership, the compensation committee has designed a compensation program for our named executive officers. Our Chief Executive Officer also provides periodic recommendations to the compensation committee and the board of directors regarding the compensation of our other named executive officers.

Elements of Executive Compensation

As part of our pay-for-performance approach to executive compensation, the compensation of our executive officers includes a significant component of incentive compensation based on our performance. We use three primary elements of compensation in our executive compensation program:

Element		Primary Purpose	How Amount Determined
Base Salary	•	Fixed income to compensate executive officers for their level of responsibility, expertise and experience	Based on competition in the marketplace for executive talent and abilities
Cash Bonus Awards	•	Rewards the achievement of specific annual financial and operational performance goals	Based on the named executive officer’s relative contribution to achieving or exceeding annual goals
	•	Recognizes individual contributions to our performance
Long-Term Equity Incentive Awards	•	Motivates and rewards the achievement of long-term performance goals, including increasing the market price of our common units and the quarterly distributions to our unitholders	Based on the named executive officer’s expected contribution to long-term performance goals
	•	Provides a forfeitable long-term incentive to encourage executive retention

The compensation committee determines the mix of compensation, both among short-term and long-term and cash and non-cash compensation, appropriate for each executive officer.

Base Salary

The compensation committee periodically reviews the base salaries of our named executive officers and may recommend adjustments as necessary. We do not make automatic annual adjustments to base salary.

The base salaries of Mr. Krimbill and Mr. Jones, which were effective as of January 1, 2011, were $120,000 and $250,000, respectively. The base salary amounts were originally determined as part of the negotiations for our formation transactions. In setting the base salaries, the parties considered various factors, including the compensation needed to attract or retain the officers, the historical compensation of the officers, and each officer’s expected individual contribution to our performance. At the request of Mr. Krimbill, the parties agreed that he should receive a lower base salary than our other named executive officers because, as our Chief Executive Officer, a significant portion of his compensation should be performance-based, to further align his interests with the interests of our unitholders.

In February 2012, the base salaries of Mr. Krimbill and Mr. Jones were reduced to $60,000 and $200,000, respectively, based on our operating and financial performance as a result of an unusually warm winter. The base salary of Mr. Krimbill was restored to $120,000 effective November 12, 2012.

The base salaries of Mr. Burke and Mr. Kehoe, which became effective on June 19, 2012 when they joined our management team upon completion of our merger with High Sierra, are $353,000 and $293,000, respectively. The base salaries of Mr. Burke and Mr. Kehoe are the same subsequent to the merger as they were before the merger. The base salary of Mr. Atanasov of $195,000 was negotiated prior to his joining our management team in November 2011.

Cash Bonus Awards

None of the named executive officers is subject to a formal bonus plan, and therefore annual bonus awards are discretionary. We did not make any bonus awards to our named executive officers for fiscal years 2012 and 2011, and have not yet made any bonus awards to our named executive officers for fiscal year 2013.

Long-Term Equity Incentive Awards

In May 2011, our general partner adopted the NGL Energy Partners LP 2011 Long-Term Incentive Plan for the employees and directors of our general partner who perform services for us. The Long-Term Incentive Plan authorizes the grant of restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards.

During fiscal 2013, the compensation committee granted awards of restricted units to certain of our named executive officers, in order to incentivize retention and to reward the officers if the value of common units increases over time. The restricted units vest in tranches, subject to the continued service of the recipients. The awards may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period. The scheduled vesting of the awards is summarized below:

									Grant Date
								Total	Fair Value
								Number of	of Restricted
		Number of Restricted Units Awarded Vesting On						Restricted	Units
		January 1,	July 1,	July 1,	July 1,	July 1,	July 1,	Units	Awarded
Name	Grant Date	2013	2013	2014	2015	2016	2017	Awarded	($)

H. Michael Krimbill	n/a	—	—	—	—	—	—	—	—

Craig S. Jones	n/a	—	—	—	—	—	—	—	—

James J. Burke	December 26, 2012	—	10,000	10,000	10,000	10,000	10,000	50,000	836,400

David C. Kehoe	December 26, 2012	—	10,000	10,000	10,000	10,000	10,000	50,000	836,400

Atanas H. Atanasov	June 15, 2012	5,000	5,000	5,000	5,000	5,000	—	25,000	463,900
	December 26, 2012	3,000	3,000	3,000	3,000	3,000	—	15,000	279,540

Our Chief Executive Officer made recommendations to the compensation committee regarding the number of common units that each of the named executive officer would receive. These recommendations were based on his judgment, considering the level of responsibility of each named executive officer and the expected contribution of each of the named executive officers to our long-term performance. After the compensation committee reviewed these recommendations, the compensation committee submitted them to the board of directors for their approval.

The first grants under the LTIP were awarded in June 2012, once the award program had been developed. A second round of grants was awarded in December 2012, primarily for officers and employees who joined in the Partnership in the merger with High Sierra. Mr. Atanasov was awarded an additional grant in December 2012, in recognition of an increase in his responsibilities between June 2012 and December 2012.

The fair values of the restricted units shown in the table above were calculated based on the closing market prices of our limited partner units on the applicable dates, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth. This calculation of fair value is consistent with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification 718 (“ASC 718”)

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our executive officers. The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so.

401(k) Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees, including our named executive officers, to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. We make an employer matching contribution equal to 50% of the employee’s contribution that is not in excess of 6% of the employee’s eligible compensation (subject to annual IRS contribution limits). Our matching contributions vest over 5 years.

Mr. Burke and Mr. Kehoe were participants in a separate defined contribution 401(k) plan, which was previously sponsored by High Sierra, until we merged this plan into our 401(k) plan on January 1, 2013. While this plan was in effect, Mr. Burke and Mr. Kehoe were eligible for employer matching contributions equal to 100% of the employee’s contribution that is not in excess of 1% of the employee’s eligible compensation, and for employer matching contributions of equal to 50% of the remaining employee’s contribution that was not in excess of 6% of the employee’s eligible compensation (subject to annual IRS contribution limits).

Other Benefits

We do not maintain a defined benefit or pension plan for our executive officers, because we believe such plans primarily reward longevity rather than performance. We provide a basic benefits package available to substantially all full-time employees, which includes a 401(k) plan and medical, dental, disability and life insurance.

Fiscal 2014 Compensation Program

During April 2013, our compensation committee engaged Pearl Meyer & Partners (“Pearl Meyer”) to serve as the compensation advisor to the compensation committee. Pearl Meyer will prepare a marketplace compensation analysis for 25 management positions, including those of the named executive officers. This analysis will provide context to assist the compensation committee in making decisions related to the compensation arrangements for these individuals. Pearl Meyer will also provide specific recommendations about the design of the compensation programs, including annual incentive plan design and long-term incentive plan design; however Pearl Meyer will not provide recommendations regarding the specific compensation of individual employees. Pearl Meyer may use peer company benchmarking or other tools to prepare their analysis and to develop their recommendations to the compensation committee. Once this process has been completed, the compensation committee may make recommendations to the board of directors that could result in changes to the compensation of our named executive officers during fiscal 2014.

Employment Agreements

We do not have employment agreements with any of our executive officers.

Deductibility of Compensation

We believe that the compensation paid to the named executive officers is generally fully deductible for federal income tax purposes. We are a limited partnership and we do not meet the definition of a “corporation” subject to deduction limitations under Section 162(m) of the Code. Nonetheless, the taxable compensation paid to each of our named executive officers in calendar 2012 was substantially less than the Section 162(m) threshold of $1,000,000. Although the value of the restricted units granted during fiscal

2013 are reflected in the Summary Compensation Table below, the grants are subject to vesting conditions. The vesting of the awards is a taxable event, but the granting of the awards is not.

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
James C. Kneale
Norman J. Szydlowski
William A. Zartler

Relation of Compensation Policies and Practices to Risk Management

Our compensation arrangements contain a number of design elements that serve to minimize the incentive for taking excessive or inappropriate risk to achieve short-term, unsustainable results. This includes using restricted unit grants as a significant element of the executive compensation, as the restricted units are designed to reward the executives based on the long-term performance of the Partnership. In combination with our risk-management practices, we do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

Dr. Coady is a member of the board of directors and an executive officer of our general partner, and his brother Mr. Coady is an executive officer of our general partner. Dr. Coady and Mr. Coady also serve as officers and directors of HOH, a family owned company. Both Dr. Coady and Mr. Coady participate in the compensation setting process of the HOH board of directors

Summary Compensation Table for 2013

The following table includes the compensation earned by our named executive officers for fiscal years 2011-2013. Amounts for fiscal 2011 are for the period from October 1, 2010 (the date of our formation) through March 31, 2011.

				Restricted	All Other
				Unit	Compensation
	Fiscal	Salary	Bonus	Awards (1)	(2)	Total
Name and Position	Year	($)	($)	($)	($)	($)

H. Michael Krimbill	2013	82,849	—	—	2,492	85,341
Chief Executive Officer	2012	110,769	—	—	2,700	113,469
NGL Energy Partners LP	2011	54,538	—	—	—	54,538

Craig S. Jones (3)	2013	83,836	—	—	3,000	86,836
Chief Financial Officer	2012	242,308	—	—	7,904	250,212
NGL Energy Partners LP	2011	118,830	—	—	3,077	121,907

James J. Burke (4)	2013	275,630	—	836,400	13,015	1,125,045
Chief Executive Officer
High Sierra Energy GP, LLC

David C. Kehoe (4)	2013	228,781	—	836,400	13,490	1,078,671
Chief Operating Officer
High Sierra Energy GP, LLC

Atanas H. Atanasov (5)	2013	195,000	—	743,440	2,738	941,178
Senior Vice President of Finance
NGL Energy Partners LP

(1)                     The fair values of the restricted units shown in the table above were calculated based on the closing market prices of our limited partner units on the grant dates, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution prior to the grant date and assumptions that a market participant might make about future distribution growth. This calculation of fair value is consistent with the provisions of ASC 718.

(2)                     The amounts in this column include matching contributions to our 401(k) plan. Amounts for Mr. Burke and Mr. Kehoe each include approximately $6,300 for club memberships.

(3)                     Mr. Jones retired during fiscal 2013, and Mr. Krimbill assumed the title of Chief Financial Officer.

(4)                     Mr. Burke and Mr. Kehoe joined our management team upon completion of our merger with High Sierra on June 19, 2012.

(5)                     Mr. Atanasov was not a named executive officer prior to fiscal 2013.

Restricted Unit Awards

During fiscal 2013, the board of directors granted awards of restricted units to certain of our named executive officers. The restricted units will vest in tranches, subject to the continued service of the recipients. The awards may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period.

2013 Grants of Plan Based Awards Table

The number of restricted units granted to our named executive officers, and their grant date fair values, are summarized below:

			Grant Date
		Total	Fair Value
		Number of	of Restricted
		Restricted	Units
	Grant	Units	Awarded
Name	Date	Awarded	($)

H. Michael Krimbill	n/a	—	—

Craig S. Jones	n/a	—	—

James J. Burke	December 26, 2012	50,000	836,400

David C. Kehoe	December 26, 2012	50,000	836,400

Atanas H. Atanasov	June 15, 2012	25,000	463,900
	December 26, 2012	15,000	279,540

The fair values of the restricted units shown in the table above were calculated based on the closing market prices of our limited partner units on the grant dates, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution as of the grant date and assumptions that a market participant might make about future distribution growth.

We record in our consolidated financial statements the expense for each tranche on a straight-line basis over the period beginning with the vesting of the previous tranche and ending with the vesting of the tranche. We adjust the cumulative expense recorded through each reporting date using the estimated fair value of the awards at the reporting date.

Outstanding Equity Awards as of March 31, 2013

The number of unvested restricted units outstanding at March 31, 2013, and their fair values at March 31, 2013, are summarized below:

	Number of	Fair Value
	Restricted	of Unvested
	Units That	Restricted
	Have Not	Units as of
	Yet Vested	March 31,
	at March 31,	2013
Name	2013	($)

H. Michael Krimbill	—	—

Craig S. Jones	—	—

James J. Burke	50,000	1,345,000

David C. Kehoe	50,000	1,345,000

Atanas H. Atanasov	32,000	860,800

The fair values of the restricted units shown in the table above were calculated based on the closing market price of our limited partner units at March 31, 2013 of $26.90. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.

2013 Option Exercises and Stock Vested

On January 1, 2013, 8,000 of the restricted units granted to Mr. Atanasov vested. These awards had a value of $186,560 on the vesting date, calculated based of the closing market price of $23.32 per unit.

	Number	Value
	of Units	Realized
	Acquired	on Vesting
Name	on Vesting	($)

H. Michael Krimbill	—	—

Craig S. Jones	—	—

James J. Burke	—	—

David C. Kehoe	—	—

Atanas H. Atanasov	8,000	186,560

Of the 8,000 units that vested, 5,168 units were issued to Mr. Atanasov, and we remitted payments to taxing authorities on Mr. Atanasov’s behalf in lieu of issuing the remaining 2,832 units. During February 2013, Mr. Atanasov received a distribution of $2,390 on the 5,168 vested units ($0.4625 per unit).

Potential Payments upon Termination or Change in Control

We do not provide any severance or change of control benefits to our executive officers. The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards as of March 31, 2013” table above.

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

Director Compensation for Fiscal 2013

The following table sets forth the compensation earned during fiscal 2013 by each director who is not an officer or employee of our general partner:

	Fees
	Earned or	Restricted
	Paid in	Unit
	Cash	Awards	Total
Name	($)	($)	($)

Stephen L. Cropper	65,000	306,850	371,850

Bryan K. Guderian	65,000	306,850	371,850

James C. Kneale	70,000	306,850	376,850

The fair values of the restricted units shown in the table above were calculated based on the closing market prices of our limited partner units on the grant date, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution as of the grant date and assumptions that a market participant might make about future distribution growth. This calculation of fair value is consistent with the provisions of ASC 718.

The restricted units will vest in tranches subject to the continued service of the recipients. The awards may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period. The following table provides information on the restricted units awarded to non-employee members of our board of directors:

							Number of	Fair Value
						Grant Date	Restricted	of Unvested
						Fair Value	Units That	Restricted
		Number of Restricted Units				of Restricted	Have Not	Units as of
		Awarded Vesting On				Units	Yet Vested	March 31,
	Grant	January 1,	July 1,	July 1,	Total	Awarded	at March 31,	2013
Name	Date	2013	2013	2014	Awards	($) (1)	2013	($) (2)

Stephen L. Cropper	June 15, 2012	5,000	5,000	5,000	15,000	306,850	10,000	269,000

Bryan K. Guderian	June 15, 2012	5,000	5,000	5,000	15,000	306,850	10,000	269,000

James C. Kneale	June 15, 2012	5,000	5,000	5,000	15,000	306,850	10,000	269,000

(1)         The fair values of the restricted units shown in this column were calculated based on the closing market prices of our limited partner units on the grant date, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution as of the applicable date and assumptions that a market participant might make about future distribution growth. This calculation of fair value is consistent with the provisions of ASC 718.

(2)         The fair values of the restricted units shown in the this column were calculated based on the closing market price of our limited partner units at March 31, 2013 of $26.90. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.

On January 1, 2013, 5,000 of the restricted units granted to each of the directors listed in the table above vested. These awards had a value of $116,600 for each of these directors on the vesting date, calculated based of the closing market price of $23.32 per unit. During February 2013, each of these directors received a distribution of $2,313 on the 5,000 vested units ($0.4625 per unit).

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

•                  each named executive officer of our general partner; and

•                  all directors and executive officers of our general partner as a group.

					Percentage of
					Total Common
				Percentage of	and
	Common	Percentage of	Subordinated	Subordinated	Subordinated
	Units	Common Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Beneficial Owners	Owned	Owned(1)	Owned	Owned(1)	Owned(1)
5% of greater unitholders (other than officers and directors):
SemGroup Corporation (2)	9,133,409	18.58%	—	—	16.59%
EMG NGL HC LLC (3)	3,696,634	7.52%	—	—	6.71%
Ernest Osterman(4)	3,063,321	6.23%	—	—	5.56%
NGL Holdings, Inc.(5)	1,807,944	3.68%	1,544,100	26.09%	6.09%
Directors and officers:
Atanas H. Atanasov (6)	37,168	*	—	—	*
James J. Burke (7)	311,440	*	—	—	*
Kevin C. Clement	5,000	*	—	—	*
Shawn W. Coady(8)	1,330,605	2.71%	1,125,351	19.01%	4.46%
Stephen L. Cropper	25,000	*	—	—	*
Bryan K. Guderian	20,000	*	—	—	*
Craig S. Jones(9)	20,330	*	24,867	*	*
David C. Kehoe(10)	319,007	*	—	—	*
James C. Kneale(11)	17,500	*	—	—	*
H. Michael Krimbill(12)	970,557	1.97%	497,846	8.41%	2.67%
Vincent J. Osterman(13)	3,762,621	7.66%	—	—	6.83%
Norman J. Szydlowski	—	—	—	—	—
Patrick Wade	—	—	—	—	—
William A. Zartler	—	—	—	—	—

All directors and executive officers as a group (14 persons)(14)	8,730,210	17.76%	3,097,811	52.33%	21.48%

* Less than 1.0%

(1)                     Based on 49,147,964 common units and 5,919,346 subordinated units outstanding as of June 7, 2013.

(2)                     The mailing address for SemGroup Corporation is 6120 S. Yale Avenue, Suite 700, Tulsa, Oklahoma 74136. Norman J. Szydlowski, a member of the board of directors of our general partner, serves as director, President and Chief Executive Officer of SemGroup Corporation. Kevin C. Clement, a member of the board of directors of our general partner, serves as President of SemStream, L.P. and SemGas, L.P., a subsidiary of SemGroup Corporation. Each of Messrs. Szydlowski and Clement disclaims beneficial ownership of these common units. SemGroup Corporation also owns a 6.42% interest in our general partner. The  information related to SemGroup Corporation, including the number of common units held, is based upon its Form 4 filed with the SEC on June 10, 2013.

(3)                     The mailing address for EMG NGL HC LLC is 2000 McKinney Avenue, Suite 1250, Dallas, Texas, 75201. NGP Midstream & Resources, L.P. owns a 65% interest in EMG NGL HC, LLC. NGP MR, L.P. is the general partner of NGP Midstream & Resources, L.P. The information related to NGP MR, L.P., NGP Midstream & Resources, L.P., and EMG NGL HC LLC is based upon EMG NGL HC LLC’s Form 4 filed with the SEC on June 10, 2013. EMG NGL HC LLC also owns a 6.73% interest in our general partner.

(4)                     The mailing address for Ernest Osterman is One Memorial Square, P.O. Box 67, Whitinsville, Massachusetts 01588. These units are owned directly by AO Energy, Inc. (110,587 common units), E. Osterman, Inc. (394,350 common units), E. Osterman Gas Service, Inc. (301,700 common units), Milford Propane, Inc. (559,784 common units), Osterman Propane, Inc. (1,445,850 common units), Propane Gas, Inc. (36,450 common units) and Saveway Propane Gas Service, Inc. (214,600 common units). Each of these holding entities may be deemed to have sole voting and investment power over its own common units and Propane Gas, LLC, as sole shareholder of Propane Gas, Inc., may be deemed to have sole voting and investment power over those common units. Ernest Osterman is a director, executive officer and shareholder or member of each of these entities and may be deemed to have shared voting and investment power (with his son, Vincent J. Osterman) over 3,063,321 common units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. The preceding information related to Ernest Osterman, including the number of common units held, is based upon his Schedule 13D filed with the SEC on October 13, 2011.

(5)                     The mailing address for NGL Holdings, Inc. is c/o Denham Capital Management LP, 200 Clarendon St., 25th Floor, Boston, Massachusetts 02116. William A. Zartler, a member of the board of directors of our general partner, is the sole director of NGL Holdings, Inc., and as such, has sole voting and investment power over these units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. NGL Holdings, Inc. is 100% owned by Denham Commodity Partners Fund II LP, which is managed by its general partner, Denham Commodity Partners GP II LP, which is owned by the employees of Denham Capital Management LP and is controlled by its general partner, Denham GP II LLC, which is in turn owned by Stuart D. Porter. Denham Capital Management LP, of which William A. Zartler is a founder and managing partner, acts as the investment advisor for Denham Commodity Partners Fund II LP and is controlled by its general partner, Denham Capital Management GP LLC, which is in turn controlled by Stuart D. Porter. NGL Holdings, Inc. also owns a 14.16% interest in our general partner and Denham Commodity Partners GP II LP owns a 3.23% interest in our general partner. The information related to Mr. Porter and the Denham entities, including the number of units held, is based upon NGL Holdings, Inc.’s Schedule 13G filed with the SEC on February 13, 2013.

(6)                     Atanas H. Atanasov also owns a 0.07% interest in our general partner.

(7)                     Impact Development, LLC owns 33,872 of these common units. Impact Development, LLC is solely owned by James J. Burke, who may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Impact Development, LLC also owns a 2.62% interest in our general partner.

(8)                     Shawn W. Coady owns 25,565 of these common units. SWC Family Partnership LP owns 1,195,040 of these common units and 1,125,351 of these subordinated units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Shawn W. Coady is the sole partner. Shawn W. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 110,000 of these common units. Shawn W. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Shawn W. Coady also owns a 12.27% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.

(9)                     Craig S. Jones also owns a 0.28% interest in our general partner.

(10)              David C. Kehoe also owns a 0.50% interest in our general partner through DCK GP, LLC.

(11)              Of these common units, 7,500 are owned by the Suzanne and Jim Kneale Living Trust.

(12)              Krim2010, LLC owns 407,002 of these common units and all of these subordinated units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. H. Michael Krimbill exercises the sole voting and investment power for Krimbill Enterprises LP. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns an 11.59% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests. KrimGP2010 LLC owns 363,555 of these units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units.

(13)              Vincent J. Osterman owns 30,000 of these common units. The remaining common units are owned directly by AO Energy, Inc. (110,587 common units), E. Osterman, Inc. (394,350 common units), E. Osterman Gas Service, Inc. (301,700 common units), E. Osterman Propane, Inc. (669,300 common units), Milford Propane, Inc. (559,784 common units), Osterman Propane, Inc. (1,445,850 common units), Propane Gas, Inc. (36,450 common units) and Saveway Propane Gas Service, Inc. (214,600 common units). Each of these holding entities may be deemed to have sole voting and investment power over its own common units and Propane Gas, LLC, as sole shareholder of Propane Gas, Inc., may be deemed to have sole voting and investment power over those common units. Vincent J. Osterman is a director, executive officer and shareholder or member of each of these entities and may be deemed to have sole voting and investment power over 699,300 common units and shared voting and investment power (with his father, Ernest Osterman) over 3,063,321 common units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. Vincent J. Osterman also owns a 0.5% interest in our general partner through VE Properties XI LLC.

(14)              The directors and executive officers of our general partner also collectively own a 51.09% interest in our general partner.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our general partner listed above is 6120 South Yale, Suite 805, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information regarding the securities that may be issued under the NGL Energy Partners LP Long-Term Incentive Plan, or the LTIP, as of March 31, 2013.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-average	Future Issuances Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders(2)	1,444,900	—	3,760,539
Total	1,444,900	—	3,760,539

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

Item 13.            Certain Relationships and Related Transactions and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 23,368,197 common units and 4,641,911 subordinated units, representing an aggregate 52% limited partner interest in us. In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights.

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

The following table summarizes the distributions and payments made by us to the NGL Energy GP Investor Group and our general partner and its affiliates in connection with our formation and to be made by us to our directors, officers, and greater than 5% owners and our general partner in connection with our ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities before our initial public offering and, consequently, are not the result of arm’s length negotiations.

Formation Stage

The consideration received by the NGL Energy LP Investor Group and our general partner and its affiliates prior to or in connection with our initial public offering	• 5,014,222 common units; (4,839,222 common units after giving effect to the redemption) • 5,919,346 subordinated units; • a 0.1% general partner interest; and • the incentive distribution rights.

Operation Stage

Distributions of available cash to our directors, officers, and greater than 5% owners and our general partner

We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, officers, and greater than 5% owners as the holders of an aggregate 23,368,197 common units and 4,641,911 subordinated units, and 0.1% to our general partner. In addition, when distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of approximately $0.1 million on its general partner interest and our directors, officers, and greater than 5% owners would receive an aggregate annual distribution of approximately $37.8 million on their common and subordinated units.

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

Related Party Transactions

SemGroup Corporation

Since our business combination with SemStream on November 1, 2011, SemGroup Corporation (“SemGroup”) has held ownership interests in us and in our general partner, and has had the right to appoint two members to the Board of Directors of our general partner. Subsequent to November 1, 2011, our natural gas liquids logistics segment has sold natural gas liquids to and purchased natural gas liquids from affiliates of SemGroup. These transactions are included within revenues and cost of sales of our natural gas liquids logistics business in our consolidated statements of operations. We also made payments to SemGroup for certain administrative and operational services. These transactions are reported within operating and general and administrative expenses in our consolidated statements of operations. The transactions with  SemGroup are summarized below by fiscal year (in thousands):

	2013	2012
Product sales to SemGroup	32,431	29,200
Product purchases from SemGroup	60,425	23,800
Payments to SemGroup for services	256	700

Acquisitions

Subsequent to our merger with High Sierra, David Kehoe joined our management team as an executive officer. During the year ended March 31, 2013, we completed two acquisitions of the operations of entities partially owned by Mr. Kehoe and by other members of management. These acquisitions are summarized below:

			Mr. Kehoe’s
	Acquisition	Purchase	Ownership Interest
Selling Entity	Date	Price	in Selling Entity
Cowhouse Partners, L.L.C.	August 31, 2012	$7.3 million	27.5%
Key Pipeline Services, Inc.	December 28, 2012	$6.7 million	46.5%

Other Transactions

Subsequent to our merger with High Sierra, we purchased goods and services from several entities that are partially owned by James Burke, Mr. Kehoe and by other members of management. These transactions are summarized below:

			Mr. Kehoe’s	Mr. Burke’s
		Fiscal 2013	Ownership	Ownership
	Nature of	Expense	Interest	Interest
Entity	Services	(in thousands)	in Entity	in Entity
Cowhouse Partners, L.L.C.	Terminalling services	$494	27.5%	—
Impact Energy Services LLC	Crude oil purchases	648	—	50.0%
Key Pipeline Services, Inc.	Terminalling services	115	46.5%	—
Key Pipelines, LTD	Terminalling services	643	46.5%	—
Fluid Services, LLC	Crude oil purchases and transportation services	528	20.0%	—
Fluid Disposal Services, LLC	Waste disposal services	751	20.0%	—

Subsequent to our merger with High Sierra, we provided goods and services to an entity that is partially owned by Mr. Kehoe and by other members of management. These transactions are summarized below:

			Mr. Kehoe’s
	Nature of	Fiscal 2013	Ownership Interest
Entity	Services	Expense	in Entity
Cowhouse Partners, L.L.C.	Transition services	$504	27.5%

We rent office space from VE III LLC and VE Properties V, which are entitles that are owned by Vincent Osterman and his father. We paid rent of approximately $143,000 during the year ended March 31, 2013 to these entitles.

Timothy Osterman, an employee of the Partnership, is the son of Vincent Osterman, who is an executive officer of the Partnership and a member of the board of directors. Timothy Osterman’s base compensation during the fiscal year ended March 31, 2013 was $83,200. During fiscal 2013, Timothy Osterman was granted 15,000 restricted units, which vested (or will vest) in five tranches of 3,000 units on each of January 1, 2013, July 1, 2013, July 1, 2014, July 1, 2015, and July 1, 2016, subject to his continued employment. No distributions will accrue to or be paid on the restricted units during the vesting period. The fair value of these restricted units was $278,340 on June 15, 2012, which was the date the units were granted. The fair value of these restricted units was calculated based on the closing market price of our limited partner units on the grant date, with an adjustment made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth. Timothy Osterman was also eligible to participate in the Partnership’s 401(k) plan, and he received $2,496 of employer matching contributions during the year ended March 31, 2013.

Transition Services Agreement

We entered into a Transition Services Agreement with SemStream on November 1, 2011 pursuant to which SemStream agreed to provide us with certain administrative and operational transition services related to the assets that we acquired from SemStream. We paid approximately $0.1 million to SemStream for the transition services during the year ended March 31, 2013. The Transition Services Agreement expired on April 30, 2012, although SemStream continues to provide certain operational services.

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

Pursuant to the registration rights agreement, at any time following the date that was 180 days after the completion of our initial public offering, NGL Holdings, Inc., Hicks Oils & Hicksgas, Incorporated or the IEP Parties (KrimGP2010, LLC, Infrastructure Capital Management, LLC and Atkinson Investors, LLC, collectively), to the extent that they continue to own more than 4% of our common units, may require us to file a registration statement with the SEC registering the offer and sale of a specified number of common units, subject to limitations on the number of requests for registration that can be made in any twelve month period as well as customary cutbacks at the discretion of the underwriter. In addition, the registration rights agreement provides that members of the NGL Energy LP Investor Group may have their common units included in any registration statement filed by us for an offering of common units for cash, subject to customary cutbacks at the discretion of the underwriter. We are obligated to pay all expenses incidental to any registration of common units, excluding underwriting discounts and commissions.

We amended and restated the registration rights agreement on October 3, 2011 to, among other things, provide for certain registration rights for the common units issued to the entities affiliated with Ernest Osterman and Vincent J. Osterman in connection with the closing of the Osterman transaction. We further amended the amended and restated registration rights agreement on November 1, 2011, January 3, 2012, May 1, 2012, June 19, 2012, October 1, 2012 and November 13, 2012  to provide for certain registration rights for the common units issued to the following in connection with the closing of certain acquisitions: SemStream, Pacer, Downeast, EMG NGL HC LLC (a former High Sierra unitholder), Enstone, and the sellers of Pecos and its affiliated companies.

Review, Approval or Ratification of Transactions with Related Parties

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

The Code of Business Conduct and Ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to:

•                  whether there is an appropriate business justification for the transaction;

•                  the benefits that accrue to the Partnership as a result of the transaction;

•                  the terms available to unrelated third parties entering into similar transactions;

•                  the impact of the transaction on a director’s independence (in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer);

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

Item 14.            Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table sets forth fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the fiscal year ended March 31, 2013 and 2012:

	2013	2012

Audit fees (1)	$1,861,979	$909,655
Audit-related fees (2)	47,100	272,044
Tax fees (3)	66,711	—
All other fees	—	—
Total	$1,975,790	$1,181,699

(1)         Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)         Includes audits of financial statements of businesses acquired under Rule 3-05 of Regulation S-X and of a 401(k) defined contribution plan.

(3)         Includes fees for tax services in connection with tax compliance and consultation on tax matters.

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
2.11

Asset Purchase Agreement, dated as of January 16, 2012, by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed on February 10, 2012)

2.12

Waiver and First Amendment to Asset Purchase Agreement dated as of January 31, 2012 by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A (File No. 001-35172) filed with the SEC on April 20, 2012)

2.13

Waiver and Second Amendment to Asset Purchase Agreement dated as of February 3, 2012 by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K/A (File No. 001-35172) filed with the SEC on April 20, 2012)

2.14

Agreement and Plan of Merger, dated as of May 18, 2012, by and among NGL Energy Partners LP, NGL Energy Holdings LLC, HSELP LLC, High Sierra Energy, LP and the High Sierra Energy GP, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 21, 2012)

2.15

Agreement and Plan of Merger, dated as of May 18, 2012, by and among NGL Energy Holdings LLC, HSEGP LLC and High Sierra Energy GP, LLC (incorporated by reference to Exhibit 2.2 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 21, 2012)

2.16

Equity Purchase Agreement, dated as of October 23, 2012, among Black Hawk Gathering, L.L.C. Midstream Operations L.L.C., Pecos Gathering & Marketing, L.L.C., Striker Oilfield Services, LLC, Transwest Leasing, LLC, the owners of the Pecos Entities, NGL Energy Partners LP and Gerald L. Jensen (incorporated by reference to Exhibit 2.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

2.17

Sale Agreement, dated as of December 31, 2012, among Third Coast Towing, LLC, Jeff Kirby, Jane Helm, James Rudellat and High Sierra Transportation, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2013)

3.1	Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

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

Exhibit
Number	Description
3.7

Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 17, 2012)

3.8	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.9

Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.10

Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on February 28, 2013)

4.1

First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on October 7, 2011)

4.2

Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and among the Partnership and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on November 4, 2011)

4.3

Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

4.4

Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5

Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6

Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7

Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8

Call Agreement, dated as of November 1, 2012, among Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust, Nitor Trust and NGL Energy Partners LP (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

4.9

Call Agreement, dated as of December 31, 2012, among NGL Energy Partners LP, Jeff Kirby, Jane Helm and James Rudellat (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2013)

Exhibit
Number	Description
4.10

Note Purchase Agreement, dated June 19, 2012, by and among NGL and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.11

Amendment No. 1 to Note Purchase Agreement, dated as of January 15, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

4.12

Amendment No. 2 to Note Purchase Agreement, dated as of May 8, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 9, 2013)

10.1

Agreement Relating to Redemption of Common Units in Connection with the Underwriters’ Option to Purchase Additional Common Units with Respect to the Initial Public Offering of NGL Energy Partners LP by and among NGL Energy Partners LP, NGL Energy Holdings LLC, and each of Atkinson Investors, LLC, Infrastructure Capital Management, LLC, Hicks Oils & Hicksgas, Incorporated, Krim2010, LLC, NGL Holdings, Inc., Stanley A. Bugh, David R. Eastin, Robert R. Foster, Craig S. Jones, Mark McGinty, Brian K. Pauling, Stanley D. Perry, Daniel Post, Sharra Straight and Stephen D. Tuttle, effective as of May 9, 2011 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-172186) filed on May 9, 2011)

10.2

Credit Agreement, dated as of June 19, 2012, among NGL Energy Partners LP, the NGL subsidiary borrowers, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

10.3

Facility Increase Agreement, dated as of November 1, 2012, among NGL Energy Operating LLC, NGL Energy Partners LP, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

10.4

Amendment No. 1 to Credit Agreement, dated as of January 15, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

10.5

Amendment No. 2 to Credit Agreement, dated as of May 8, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 9, 2013)

10.6

Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

10.7	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

10.8

Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

12.1*	Computation of ratios of earnings to fixed charges.

21.1*	List of Subsidiaries of NGL Energy Partners LP

23.1*	Consent of Grant Thornton LLP

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes —Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes —Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*                 Exhibits filed with this report

**          Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and March 31, 2012, (ii) Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010, (iv) Consolidated Statements of Changes in Equity for years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010 and (v) Consolidated Statements of Cash Flows for years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010.

+                 Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2013.

NGL ENERGY PARTNERS LP

By:	NGL Energy Holdings LLC,
its general partner

	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	June 13, 2013
H. Michael Krimbill	(Principal Executive Officer)

/s/ Atanas H. Atanasov	Chief Financial Officer	June 13, 2013
Atanas H. Atanasov	(Principal Financial Officer)

/s/ Jeffrey A. Herbers	Chief Accounting Officer	June 13, 2013
Jeffrey A. Herbers	(Principal Accounting Officer)

/s/ James J. Burke	Director	June 13, 2013
James J. Burke

/s/ Shawn W. Coady	Director	June 13, 2013
Shawn W. Coady

/s/ Kevin C. Clement	Director	June 13, 2013
Kevin C. Clement

/s/ Stephen L. Cropper	Director	June 13, 2013
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	June 13, 2013
Bryan K. Guderian

/s/ James C. Kneale	Director	June 13, 2013
James C. Kneale

/s/ Vincent J. Osterman	Director	June 13, 2013
Vincent J. Osterman

/s/ Norman J. Szydlowski	Director	June 13, 2013
Norman J. Szydlowski

/s/ Patrick Wade	Director	June 13, 2013
Patrick Wade

/s/ William A. Zartler	Director	June 13, 2013
William A. Zartler

INDEX TO FINANCIAL STATEMENTS

NGL ENERGY PARTNERS LP AND NGL SUPPLY, INC.

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of March 31, 2013 and 2012	F-5

Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010	F-6

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010	F-7

Consolidated Statements of Changes in Equity for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010	F-8

Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011and September 30, 2010	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Partners

NGL Energy Partners LP

We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years ended March 31, 2013 and the six month period ended March 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGL Energy Partners LP and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years ended March 31, 2013 and the six month period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of March 31, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 13, 2013

Report of Independent Registered Public Accounting Firm

Partners
NGL Energy Partners LP

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the six month period ended September 30, 2010 of NGL Supply, Inc. (an Oklahoma corporation) and subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 29, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Partners

NGL Energy Partners LP

We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited Partnership) and subsidiaries (the “Partnership”) as of March 31, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of High Sierra Energy, LP, and High Sierra Energy GP, LLC, and their subsidiaries, along with other businesses acquired during the year ended March 31, 2013 (“the acquired companies”), whose financial statements in the aggregate reflect total assets and revenues constituting approximately 68 and 73 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2013. As indicated in Management’s Report, the acquired companies were acquired during the year ended March 31, 2013, and therefore, management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of the acquired companies.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2013, and our report dated June 13, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 13, 2013

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2013 and 2012

(U.S. Dollars in Thousands, except unit amounts)

	March 31,	March 31,
	2013	2012
		(Note 4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,561	$7,832
Accounts receivable, net of allowance for doubtful accounts of $1,760 and $818, respectively	562,889	84,004
Accounts receivable - affiliates	22,883	2,282
Inventories	126,895	94,504
Prepaid expenses and other current assets	37,891	10,002
Total current assets	762,119	198,624

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $50,127 and $12,843, respectively	516,937	231,394
GOODWILL	563,146	167,245
INTANGIBLE ASSETS, net of accumulated amortization of $44,155 and $8,174, respectively	442,603	149,490
OTHER NONCURRENT ASSETS	6,542	2,766
Total assets	$2,291,347	$749,519

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$535,687	$81,369
Accrued expenses and other payables	85,703	14,143
Advance payments received from customers	22,372	20,293
Accounts payable - affiliates	6,900	9,462
Current maturities of long-term debt	8,626	19,534
Total current liabilities	659,288	144,801

LONG-TERM DEBT, net of current maturities	740,436	199,177
OTHER NONCURRENT LIABILITIES	2,205	212

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY, per accompanying statement:
General partner, representing a 0.1% interest, 53,676 and 29,245 notional units at March 31, 2013 and 2012, respectively	(50,497)	442
Limited partners, representing a 99.9% interest -
Common units, 47,703,313 and 23,296,253 units issued and outstanding at March 31, 2013 and 2012, respectively	920,998	384,604
Subordinated units, 5,919,346 units issued and outstanding at March 31, 2013 and 2012	13,153	19,824
Accumulated other comprehensive income -
Foreign currency translation	24	31
Noncontrolling interest	5,740	428
Total partners’ equity	889,418	405,329
Total liabilities and partners’ equity	$2,291,347	$749,519

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Operations

For the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

(U.S. Dollars in Thousands, except unit, per unit, share, and per share amounts)

	NGL Energy Partners LP			NGL Supply, Inc.
			Six Months	Six Months
	Year Ended	Year Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
REVENUES:
Crude oil logistics	$2,316,288	$—	$—	$—
Water services	62,227	—	—	—
Natural gas liquids logistics	1,604,746	1,111,139	549,419	310,075
Retail propane	430,273	199,334	72,813	6,868
Other	4,233	—	—	—
Total Revenues	4,417,767	1,310,473	622,232	316,943

COST OF SALES:
Crude oil logistics	2,244,647	—	—	—
Water services	5,611	—	—	—
Natural gas liquids logistics	1,530,459	1,086,881	536,047	306,159
Retail propane	258,393	130,142	46,985	4,749
Total Cost of Sales	4,039,110	1,217,023	583,032	310,908

OPERATING COSTS AND EXPENSES:
Operating	169,799	47,300	15,898	5,231
General and administrative	52,698	16,009	5,024	3,210
Depreciation and amortization	68,853	15,111	3,441	1,389
Operating Income (Loss)	87,307	15,030	14,837	(3,795)

OTHER INCOME (EXPENSE):
Interest income	1,261	765	221	66
Interest expense	(32,994)	(7,620)	(2,482)	(372)
Loss on early extinguishment of debt	(5,769)	—	—	—
Other, net	260	290	103	124
Income (Loss) Before Income Taxes	50,065	8,465	12,679	(3,977)

INCOME TAX (PROVISION) BENEFIT	(1,875)	(601)	—	1,417

Net Income (Loss)	48,190	7,864	12,679	(2,560)

NET INCOME ALLOCATED TO GENERAL PARTNER	(2,917)	(8)	(13)	—

NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(250)	12	—	45

NET INCOME (LOSS) ATTRIBUTABLE TO PARENT EQUITY ALLOCATED TO LIMITED PARTNERS	$45,023	$7,868	$12,666	$(2,515)

BASIC AND DILUTED EARNINGS PER LIMITED PARTNER UNIT:
Common units	$0.96	$0.32	$1.16
Subordinated units	$0.93	$0.58	$—
BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING:
Common units	41,353,574	15,169,983	10,933,568
Subordinated units	5,919,346	5,175,384	—

BASIC AND DILUTED LOSS PER COMMON SHARE				$(128.46)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING				19,711

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP			NGL Supply, Inc.
			Six Months	Six Months
	Year Ended	Year Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010

Net income (loss)	$48,190	$7,864	$12,679	$(2,560)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(7)	(25)	56	(15)

Comprehensive income (loss)	$48,183	$7,839	$12,735	$(2,575)

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Changes in Equity

For the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

(U.S. Dollars in Thousands, except unit and share amounts)

					Accumulated	Receivable
			Additional		Other	From Exercise
	Class A Common Stock		Paid-in	Retained	Comprehensive	of Stock	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Options	Interest	Equity

NGL SUPPLY, INC.

BALANCES, MARCH 31, 2010	19,603	$196	$36,039	$9,859	$84	$—	$225	$46,403

Exercise of stock options	650	7	1,423	—	—	(1,430)	—	—

Net loss	—	—	—	(2,515)	—	—	(45)	(2,560)

Foreign currency translation adjustment	—	—	—	—	(15)	—	—	(15)

Dividends -
Preferred	—	—	—	(17)	—	—	—	(17)
Common	—	—	—	(7,000)	—	—	—	(7,000)
BALANCES, SEPTEMBER 30, 2010	20,253	$203	$37,462	$327	$69	$(1,430)	$180	$36,811

						Accumulated
		Limited Partners				Other
	General	Common		Subordinated		Comprehensive	Noncontrolling	Total
	Partner	Units	Amount	Units	Amount	Income	Interest	Equity
NGL ENERGY PARTNERS LP
Six Months Ended March 31, 2011:

Combination transaction with NGL Supply (Notes 1 & 2)	$—	4,735,328	$1,252	—	$—	$—	$—	$1,252

Acquisition of HOH & Gifford (Notes 1 & 4)	—	4,154,757	22,326	—	—	—	—	22,326

Sale of units at formation	—	2,043,483	10,981	—	—	—	—	10,981

General partner contribution	59	—	—	—	—	—	—	59

Net income	13	—	12,666	—	—	—	—	12,679

Foreign currency translation adjustment	—	—	—	—	—	56	—	56
BALANCES, MARCH 31, 2011	72	10,933,568	47,225	—	—	56	—	47,353

Distribution to partners prior to initial public offering	(4)	—	(3,846)	—	—	—	—	(3,850)

Conversion of common units to subordinated units	—	(5,919,346)	(23,485)	5,919,346	23,485	—	—	—

Sale of units in public offering, net	—	4,025,000	75,289	—	—	—	—	75,289

Repurchase of common units	—	(175,000)	(3,418)	—	—	—	—	(3,418)

Units issued in business combinations, net of issuance costs	—	14,432,031	296,500	—	—	—	—	296,500

General partner contributions	386	—	—	—	—	—	—	386

Contributions from noncontrolling interest owners	—	—	—	—	—	—	440	440

Net income (loss)	8	—	6,472	—	1,396	—	(12)	7,864

Distribution to partners subsequent to initial public offering	(20)	—	(10,133)	—	(5,057)	—	—	(15,210)

Foreign currency translation adjustment	—	—	—	—	—	(25)	—	(25)
BALANCES, MARCH 31, 2012	442	23,296,253	384,604	5,919,346	19,824	31	428	405,329

Distributions	(1,778)	—	(59,841)	—	(9,989)	—	(74)	(71,682)

Contributions	510	—	—	—	—	—	403	913

Units issued in business combinations, net of issuance costs (Note 4)	(52,588)	24,250,258	550,873	—	—	—	4,733	503,018

Equity issued pursuant to incentive compensation plan	—	156,802	3,657	—	—	—	—	3,657

Net income	2,917	—	41,705	—	3,318	—	250	48,190

Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
BALANCES, MARCH 31, 2013	$(50,497)	47,703,313	$920,998	5,919,346	$13,153	$24	$5,740	$889,418

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

(U.S. Dollars in Thousands)

	NGL Energy Partners LP			NGL Supply, Inc.
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$48,190	$7,864	$12,679	$(2,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including debt issuance cost amortization	77,513	17,188	4,406	1,825
Loss on early extinguishment of debt	5,769	—	—	—
Non-cash equity-based compensation	8,670	—	—	—
(Gain) loss on sale of assets	187	(71)	16	(124)
Provision for doubtful accounts	1,315	1,049	269	3
(Gain) loss on commodity derivative financial instruments	4,376	(5,974)	(1,468)	(226)
Other	375	403	3	(1,409)
Changes in operating assets and liabilities, net of acquisitions -
Accounts receivable	2,430	(20,179)	(813)	203
Inventories	18,433	30,268	60,413	(59,598)
Product exchanges, net	1,816	4,775	(16,329)	18,688
Other current assets	20,769	9,569	3,697	(1,023)
Trade accounts payable	(17,281)	35,747	2,835	(3,741)
Accrued expenses and other payables	(9,592)	366	(1,209)	(2,699)
Accounts receivable/payable - affiliates, net	(19,690)	4,742	—	—
Advance payments received from customers	(11,049)	4,582	(30,490)	19,912
Net cash provided by (used in) operating activities	132,231	90,329	34,009	(30,749)

INVESTING ACTIVITIES:
Purchases of long-lived assets	(72,475)	(7,544)	(1,440)	(280)
Acquisitions of businesses, including acquired working capital	(490,402)	(297,401)	(17,400)	(123)
Net cash flows on non-hedge commodity derivative financial instruments	11,579	6,464	111	426
Proceeds from sales of assets	5,080	1,238	291	185
Other	—	346	—	125
Net cash provided by (used in) investing activities	(546,218)	(296,897)	(18,438)	333

FINANCING ACTIVITIES:
Issuance of senior notes	250,000	—	—	—
Proceeds from borrowings under revolving credit facilities	1,227,975	478,900	149,500	34,490
Payments on revolving credit facilities	(964,475)	(329,900)	(112,381)	(13,590)
Proceeds from borrowings under other long-term debt	653	—	—	—
Payments on other long-term debt	(4,837)	(1,278)	(5,902)	(722)
Debt issuance costs	(20,189)	(2,380)	(4,928)	—
Distributions to partners	(71,682)	(19,060)	—	—
Contributions	913	440	11,040	—
Proceeds from sale of common units, net of offering costs	(642)	74,759	—	—
Collection of NGL Supply stock option receivables	—	—	1,430	—
Deferred offering costs	—	—	(1,929)	—
Distributions to shareholders of NGL Supply	—	—	(40,000)	—
Common stock dividends	—	—	—	(7,000)
Other	—	—	—	(17)
Redemption of preferred stock	—	—	—	(3,000)
Repurchase of common units	—	(3,418)	—	—
Net cash provided by (used in) financing activities	417,716	198,063	(3,170)	10,161
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(47)	—
Net increase (decrease) in cash and cash equivalents	3,729	(8,505)	12,354	(20,255)
Cash and cash equivalents, beginning of period	7,832	16,337	3,983	24,238
Cash and cash equivalents, end of period	$11,561	$7,832	$16,337	$3,983

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Note 1 - Nature of Operations and Organization

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in September 2010 by several investors (the “IEP Parties”). NGL Energy Holdings LLC serves as our general partner. We had no operations prior to September 30, 2010.

Formation Transactions

In October 2010, we acquired retail and wholesale natural gas liquids businesses that were historically owned by NGL Supply, Inc. (“NGL Supply”), Hicks Oils and Hicksgas, Incorporated (“HOH”), and Hicksgas Gifford, Inc. (“Gifford”). The acquisitions were effected through the following transactions, which we refer to as the formation transactions:

•                  HOH formed a wholly owned subsidiary, Hicksgas, LLC, and contributed to it all of HOH’s propane and propane-related assets. The shareholders of Gifford contributed all of their shares of stock in Gifford to a newly formed holding company, Gifford Holdings, Inc.

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

•                  NGL Supply and Gifford each converted into a limited liability company and the members of NGL Supply, Hicksgas, LLC and Gifford contributed 100% of their respective membership interests in those entities to us as capital contributions in exchange for (i) in the case of NGL Supply, a 43.27% limited partner interest in us, a cash distribution of approximately $40.0 million and our agreement to pay or cause to be paid approximately $27.9 million of existing indebtedness of NGL Supply, (ii) in the case of Hicksgas, LLC, a 37.96% limited partner interest in us, a cash distribution of approximately $1.6 million and our agreement to pay or cause to be paid approximately $6.5 million of existing indebtedness of HOH, and (iii) in the case of Gifford, a cash payment of approximately $15.5 million.

•                  We made a capital contribution of 100% of the membership interests of each of NGL Supply, Hicksgas, LLC and Gifford to a wholly owned operating subsidiary. Gifford was merged into Hicksgas, LLC.

NGL Supply was organized on July 1, 1985 as a successor to a company founded in 1967, and is a diversified, vertically integrated provider of propane services including retail propane distribution; wholesale supply and marketing of propane and other natural gas liquids; and midstream operations which consist of natural gas liquids terminal operations and services.

The formation transactions described above were accounted for as a business combination with NGL Supply designated as the acquirer. Hicksgas, LLC and Gifford were determined to be acquirees. Accordingly, NGL Supply was accounted for on the basis of historical cost, and our assets and liabilities were recorded at the historical net book values of NGL Supply. The assets and liabilities of Hicksgas, LLC and Gifford were recorded at their estimated fair values on the transaction date.

NGL Supply began its retail propane operations during its fiscal year ended March 31, 2008 through the acquisition of retail operations in Kansas and Georgia, and expanded its retail operations through additional acquisitions during fiscal 2008 through 2010. As discussed above and in Note 4, we acquired Hicksgas LLC and Gifford in connection with our formation transactions. Hicksgas LLC and Gifford are both in the retail propane business with operations in Indiana and Illinois.

Initial Public Offering

On May 11, 2011, we completed an initial public offering (“IPO”). We sold a total of 4,025,000 common units in our IPO at $21.00 per unit. We used the proceeds from the sale of 3,850,000 common units of $71.9 million, net of offering costs of approximately $9.0 million, to repay debt and for general partnership purposes. Proceeds from the sale of 175,000 common units ($3.4 million) were used to purchase 175,000 of the common units outstanding prior to our initial public offering. Upon the completion of our IPO, our limited partner equity consisted of 8,864,222 common units and 5,919,346 subordinated units.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Acquisitions Subsequent to Initial Public Offering

Subsequent to our initial public offering, we significantly expanded our operations through a number of business combinations, including the following:

•                  On October 3, 2011, we completed a business combination transaction with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family (collectively, “Osterman”), whereby we acquired retail propane operations in the northeastern United States. We issued 4,000,000 common units and paid $94.9 million of cash, net of cash acquired, in exchange for the assets and operations of Osterman. The agreement also contemplated a post-closing payment of $4.8 million for certain specified working capital items, which we paid in November 2012.

•                  On November 1, 2011, we completed a business combination transaction with SemStream, L.P. (“SemStream”), whereby we acquired SemStream’s wholesale natural gas liquids supply and marketing operations and its 12 natural gas liquids terminals. We issued 8,932,031 common units and paid $91.0 million in exchange for the assets and operations of SemStream, including working capital.

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

•                  During the year ended March 31, 2012, we completed three separate business combination transactions to acquire retail propane operations. On a combined basis, we paid $6.4 million of cash for these assets and operations, including working capital. We also assumed $0.7 million of long-term debt in the form of non-compete agreements.

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

•                  On November 1, 2012, we completed a business combination whereby we acquired Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”). The business of Pecos consists primarily of crude oil purchasing and logistics operations in Texas and New Mexico. We paid cash of $132.4 million at closing (net of $2.2 million of cash acquired), subject to customary post-closing adjustments, and assumed certain obligations with a value of $10.2 million under certain equipment financing facilities. Also on November 1, 2012, we entered into a call agreement with the former owners of Pecos pursuant to which the former owners of Pecos agreed to purchase a minimum of $45.0 million or a maximum of $60.0 million of common units from us. On November 12, 2012, the former owners of Pecos purchased 1,834,414 common units from us for $45.0 million pursuant to this call agreement.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

purchase a minimum of $8.0 million or a maximum of $10.0 million of common units from us. On January 11, 2013, the former owners of Third Coast purchased 344,680 common units from us for $8.0 million pursuant to this call agreement.

•                  During the year ended March 31, 2013, we completed six separate business combination transactions to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States. On a combined basis, we paid $71.4 million of cash and issued 850,676 common units in exchange for these assets and operations, including working capital. We also assumed $6.6 million of long-term debt in the form of non-compete agreements.

•                  During the year ended March 31, 2013, we completed four separate acquisitions to expand the assets and operations of our crude oil logistics and water services businesses. On a combined basis, we paid $52.6 million of cash and assumed $1.3 million of long-term debt in the form of non-compete agreements. We also issued 516,978 common units, valued at $12.4 million, as partial consideration for one of these acquisitions. Certain of the acquisition agreements contemplate post-closing adjustment to the purchase price for certain specified working capital items.

Businesses as of March 31, 2013

As of March 31, 2013, our businesses include:

•                  A crude oil logistics business, the assets of which include crude oil terminals, pipeline injection stations, a fleet of trucks, a fleet of leased rail cars, and a fleet of barges and tow boats. Our crude oil logistics business purchases crude oil from producers and transports it for resale at pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. The operations of our crude oil logistics segment began with our June 2012 merger with High Sierra.

•                  A water services business, the assets of which include water treatment and disposal facilities, a fleet of water trucks, and frac tanks. Our water services business generates revenues from the gathering, transportation, treatment, and disposal of wastewater generated from oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons. The operations of our water services segment began with our June 2012 merger with High Sierra.

•                  Our natural gas liquids logistics business, which supplies natural gas liquids to retailers, wholesalers, and refiners throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its 17 terminals throughout the United States and rail car transportation services through its fleet of owned and predominantly leased rail cars. Our natural gas liquids logistics segment purchases propane, butane, and other natural gas liquids from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, and other participants in the wholesale markets. Our natural gas liquids logistics segment includes the operations that were previously reported in our wholesale marketing and supply and terminals segments. Our natural gas liquids logistics segment also includes the natural gas liquids operations we acquired in our June 2012 merger with High Sierra.

•                  Our retail propane business, which sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain re-sellers in more than 20 states.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We were formed on September 8, 2010 with a capitalization of $1,000 by our general partner and had no operations or additional capitalizations through September 30, 2010. Accordingly, we are presenting our financial statements for periods subsequent to September 30, 2010. As described above, NGL Supply was deemed to be the acquiring entity in our formation transactions. Therefore, our financial statements for the six months ended September 30, 2010 represent the historical financial statements of NGL Supply. We recorded the assets acquired and liabilities assumed from NGL Supply at their historical net book values.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

The accompanying consolidated financial statements include the accounts of the Partnership and its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

We have made certain reclassifications to the prior period financial statements to conform with classification methods used in fiscal 2013. These reclassifications had no impact on previously-reported amounts of total assets, liabilities, partners’ equity, or net income. In addition, as described in Note 4, certain balances as of March 31, 2012 were adjusted to reflect the final acquisition accounting for certain business combinations.

Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, expenses and costs. These estimates are based on our knowledge of current events, historical experience, and various other assumptions that we believe to be reasonable under the circumstances.

Critical estimates we make in the preparation of our consolidated financial statements include determining the fair value of assets and liabilities acquired in business combinations; the collectability of accounts receivable; the recoverability of inventories; useful lives and recoverability of property, plant and equipment and amortizable intangible assets; the impairment of goodwill; the fair value of derivative financial investments; and accruals for various commitments and contingencies, among others. Although we believe these estimates are reasonable, actual results could differ from those estimates.

Fair Value Measurements

We apply fair value measurements to certain assets and liabilities, principally our commodity derivative instruments and assets and liabilities acquired in business combinations. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•                  Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements. The majority of our fair value measurements related to our derivative financial instruments were categorized as Level 2 at March 31, 2013 and 2012 (see Note 12). We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments. Inputs to the pricing model include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                  Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any fair value measurements categorized as Level 3 at March 31, 2013 or 2012.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

hierarchy. The lowest level input that is significant to a fair value measurement determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability.

Derivative Financial Instruments

We record our derivative financial instrument contracts at fair value in the consolidated balance sheets, with changes in the fair value of our commodity derivative instruments included in our consolidated statements of operations in cost of sales. Changes in the value of our interest rate swap agreements are recorded in our consolidated statements of operations in interest expense. Contracts that qualify for the normal purchase or sale exemption are not accounted for as derivatives at market value and, accordingly, are recorded when the delivery occurs.

We have not designated any financial instruments as hedges for accounting purposes. All mark-to-market gains and losses on commodity derivative instruments that do not qualify as normal purchases or sales, whether realized or unrealized, are reported in the consolidated statement of operations, regardless of whether the contract is physically or financially settled.

We utilize various commodity derivative financial instrument contracts to help reduce our exposure to variability in future commodity prices. We do not enter such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of the settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by suppliers, customers, or financial counterparties to a contract. We take an active role in managing and controlling market and credit risk and have established control procedures that we review on an ongoing basis. We monitor market risk through a variety of techniques and attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures.

Revenue Recognition

We record revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record terminaling, storage and service revenues at the time the service is performed and we record tank and other rentals over the term of the lease. Revenues for the wastewater disposal business are recognized upon receipt of the wastewater at our disposal facilities.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. Amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statements of operations. Shipping and handling costs associated with product sales are included in operating expenses in the consolidated statements of operations.

We enter into certain contracts whereby we agree to purchase product from a counterparty and to sell the same volume of product to the same counterparty at a different location or time. When such agreements are entered into concurrently and are entered into in contemplation of each other, we record the revenues for these transactions net of the cost of sales.

Cost of Sales

We include in cost of sales all costs we incur to acquire products, including the costs of purchasing, terminaling, and transporting inventory prior to delivery to our customers. Cost of sales does not include any depreciation of our property, plant and equipment. Cost of sales does include amortization of certain contract-based intangible assets in the amount of $5.3 million during the year ended March 31, 2013, $0.8 million during the year ended March 31, 2012, and $0.4 million during each of the six months ended March 31, 2011 and September 30, 2010. We also include in cost of sales the costs paid to the third parties who operate our terminal facilities under operating and maintenance agreements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Advertising Costs

We expense advertising costs as incurred. We recorded advertising expense of $1.1 million for the year ended March 31, 2013, $0.8 million for the year ended March 31, 2012, $0.3 million for the six months ended March 31, 2011, and $0.1 million for the six months ended September 30, 2010.

Depreciation and Amortization

Depreciation and amortization in the consolidated statements of operations includes all depreciation of our property, plant and equipment and amortization of intangible assets other than debt issuance costs, for which the amortization is recorded to interest expense, and certain contract-based intangible assets, for which the amortization is recorded to cost of sales.

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

Supplemental cash flow information is as follows during the indicated periods:

	NGL Energy Partners LP			NGL Supply
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
	(in thousands)
Interest paid	$27,384	$4,966	$2,063	$335
Income taxes paid	$1,027	$430	$—	$220

Accounts Receivable and Concentration of Credit Risk

We operate in the United States and Canada. We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts, which assessment considers the overall creditworthiness of customers and any specific disputes. Accounts receivable are considered

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

past due or delinquent based on contractual terms. We write off accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted.

We execute netting agreements with certain customers to mitigate our credit risk. Receivables and payables are reflected at a net balance to the extent a netting agreement is in place and we intend to settle on a net basis.

Our accounts receivable consist of the following as of the dates indicated:

	March 31, 2013		March 31, 2012
	Gross	Allowance for	Gross	Allowance for
Segment	Receivable	Doubtful Accounts	Receivable	Doubtful Accounts
	(in thousands)
Crude oil logistics	$360,721	$11	$—	$—
Water services	9,618	29	—	—
Natural gas liquids logistics	144,267	76	52,640	113
Retail Propane	49,233	1,644	32,182	705
Other	810	—	—	—
	$564,649	$1,760	$84,822	$818

Changes in the allowance for doubtful accounts are as follows during the periods indicated:

	NGL Energy Partners LP			NGL Supply
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
	(in thousands)
Allowance for doubtful accounts, beginning of period	$818	$161	$—	$235
Bad debt provision	1,315	1,049	269	3
Write off of uncollectible accounts	(373)	(392)	(108)	(64)
Allowance for doubtful accounts, end of period	$1,760	$818	$161	$174

For the year ended March 31, 2013, sales of crude oil and natural gas liquids to our largest customer represented approximately 10% of our consolidated total revenues. For the year ended March 31, 2012, no single customer accounted for more than 10% of our consolidated total revenues. For the six months ended March 31, 2011, we had one customer of our wholesale supply and marketing segment who represented approximately 10% of total consolidated revenues. In the six months ended September 30, 2010, two customers of our natural gas liquids logistics segment accounted for 28% of total consolidated revenues. As of March 31, 2013, one customer of our crude oil logistics segment represented approximately 10% of our consolidated accounts receivable balance. As of March 31, 2012, one customer of our wholesale supply and marketing segment represented approximately 21% of our consolidated accounts receivable balance.

Inventories

Our inventories include propane, normal butane, natural gasoline, isobutane, transmix, distillates, appliances, and parts and supplies. We value our inventory at the lower of cost or market, with cost determined using either the weighted average cost or the first in, first out (FIFO) methods, including the cost of transportation. We monitor inventory values for potential lower of cost or market adjustments and will record such adjustments at fiscal year-end, or on an interim basis if we believe the decline in market value will not be recovered by year end. In performing this analysis, we take into consideration fixed-price forward sale commitments and the opportunity to transfer inventory from our wholesale business to our retail business for sale in the retail markets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Our inventories as of March 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Crude oil	$46,156	$—
Propane	45,428	78,993
Other natural gas liquids	24,090	9,259
Other	11,221	6,252
Total	$126,895	$94,504

Property, Plant and Equipment

We record property, plant and equipment at cost, less accumulated depreciation. Acquisitions and improvements are capitalized, and maintenance and repairs are expensed as incurred. As we dispose of assets, we remove the cost and related accumulated depreciation from the accounts and any resulting gain or loss is included in other income. We compute depreciation expense using the straight-line method over the estimated useful lives of the assets (see Note 5).

We evaluate the carrying value of our property, plant and equipment for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. In that event, we would recognize a loss equal to the amount by which the carrying value exceeds the fair value of the asset group. No impairments of property, plant and equipment were recorded for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010.

Intangible Assets

Our identifiable intangible assets consist of debt issuance costs and significant contracts and arrangements acquired in business combinations, including lease agreements, customer relationships, covenants not to compete, and trade names. We capitalize acquired intangible assets if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. In addition, we capitalize certain debt issuance costs incurred in our long-term debt arrangements.

We amortize our intangible assets on a straight-line basis over the assets’ useful lives (see Note 7). We amortize debt issuance costs over the terms of the related debt on a method that approximates the effective interest method.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Business combinations are accounted for using the “acquisition method” (see Note 4). We expect that substantially all of our goodwill at March 31, 2013 is deductible for income tax purposes.

Goodwill (and intangible assets determined to have an indefinite useful life) are not amortized, but instead are evaluated for impairment periodically. We evaluate goodwill and indefinite-lived intangible assets for impairment annually, or more often if events or circumstances indicate that the assets might be impaired. We perform the annual evaluation as of January 1 of each year.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

•                  In step 2 of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we used in the annual assessment for impairment of goodwill included market participant considerations and future forecasted operating results. Changes in operating results and other assumptions could materially affect these estimates. Based on the results of these evaluations, we did not record any goodwill impairments during the years ended March 31, 2013 and 2012 or the six months ended March 31, 2011 and September 30, 2010.

Product Exchanges

Quantities of products receivable or returnable under exchange agreements are reported within prepaid expenses and other current assets or within accrued expenses and other payables on the consolidated balance sheets. We estimate the value of product exchange assets and liabilities based on the weighted-average cost basis of the inventory we have delivered or will deliver on the exchange plus or minus location differentials.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation as a liability in the period a legal obligation for the retirement of tangible long-lived assets is incurred, which is typically at the time the assets are placed into service. After the initial measurement, we recognize changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

Advance Payments Received from Customers

We record customer advances on product purchases as a liability on the consolidated balance sheets.

Noncontrolling Interests

As of March 31, 2013, we have three consolidated subsidiaries in which outside parties own interests. Our ownership interests in these subsidiaries range from 60% to 80%. One of these subsidiaries was formed in March 2012, and the other two were acquired in June 2012 and October 2012, respectively. The noncontrolling interest shown in our consolidated statements of operations for the years ended March 31, 2013 and 2012 represents the other owners’ interests in these entities.

The net loss attributable to noncontrolling interest shown in the consolidated statement of operations of NGL Supply for the six months ended September 30, 2010 reflects a 30% interest in a consolidated subsidiary that was owned by unrelated parties at the time. We currently own 100% of this subsidiary.

Business Combination Measurement Period

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Pursuant to GAAP, an entity is allowed a reasonable period of time to obtain the information necessary to identify and measure the value of the assets acquired and liabilities assumed in a business combination. As described in Note 4, certain of our acquisitions during the fiscal year ended March 31, 2013 are still within this measurement period, and as a result, the acquisition date values we have recorded for the acquired assets and assumed liabilities are subject to change.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Note 3 - Earnings per Limited Partner Unit or Common Share

The earnings per limited partner unit of NGL Energy Partners LP were computed as follows for the periods indicated:

	Year	Year	Six Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2013	2012	2011
	(U.S. Dollars in thousands, except unit and per unit amounts)
Basic and diluted earnings per common or subordinated unit:
Net income attributable to parent equity	$47,940	$7,876	$12,679
Less - income allocated to general partner (*)	(2,917)	(8)	(13)
Net income attributable to limited partners	$45,023	$7,868	$12,666

Net income allocated to:
Common unitholders	$39,517	$4,859	$12,666
Subordinated unitholders	$5,506	$3,009	$—

Weighted average common units outstanding	41,353,574	15,169,983	10,933,568
Weighted average subordinated units outstanding	5,919,346	5,175,384	—

Earnings per unit - basic and diluted:
Common unitholders	$0.96	$0.32	$1.16
Subordinated unitholders	$0.93	$0.58	$—

(*)         The income allocated to the general partner for the year ended March 31, 2013 includes distributions to which it is entitled as the holder of incentive distribution rights (described in Note 11).

The restricted units described in Note 11 were antidilutive for the year ended March 31, 2013.

The loss per share of common stock of NGL Supply was computed as follows for the six months ended September 30, 2010 (in thousands, except share and per share amounts):

Net loss attributable to parent equity	$(2,515)
Less - preferred stock dividends	(17)
Net loss attributable to common shareholders	$(2,532)

Weighted average common shares outstanding	19,711

Basic and diluted loss per common share	$(128.46)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Note 4 - Acquisitions

Year Ended March 31, 2013

High Sierra Combination

On June 19, 2012, we completed a business combination with High Sierra, whereby we acquired all of the ownership interests in High Sierra. We paid $91.8 million of cash, net of $5.0 million of cash acquired, and issued 18,018,468 common units to acquire High Sierra Energy, LP. These common units were valued at $406.8 million using the closing price of our common units on the New York Stock Exchange (the “NYSE”) on the merger date. We also paid $97.4 million of High Sierra Energy, LP’s long-term debt and other obligations. Our general partner acquired High Sierra Energy GP, LLC by paying $50.0 million of cash and issuing equity. Our general partner then contributed its ownership interests in High Sierra Energy GP, LLC to us, in return for which we paid our general partner $50.0 million of cash and issued 2,685,042 common units to our general partner. We recorded the value of the 2,685,042 common units issued to our general partner at $8.0 million, which represents an estimate, in accordance with GAAP, of the fair value of the equity issued by our general partner to the former owners of High Sierra’s general partner. In accordance with the GAAP fair value model, this fair value was estimated based on assumptions of future distributions and a discount rate that a hypothetical buyer might use. Under this model, the potential for distribution growth resulting from the prospect of future acquisitions and capital expansion projects would not be considered in the fair value calculation. The difference between the estimated fair value of the general partner interests issued by our general partner of $8.0 million, calculated as described above, and the fair value of the common units issued to our general partner of $60.6 million, as calculated using the closing price of the common units on the NYSE, is reported as a reduction to equity. We incurred and charged to general and administrative expense during the years ended March 31, 2013 approximately $3.7 million of costs related to the High Sierra transaction. We also incurred or accrued costs of approximately $0.6 million related to the equity issuance that we charged to equity.

We have included the results of High Sierra’s operations in our consolidated financial statements beginning on June 19, 2012. During the year ended March 31, 2013, our consolidated statement of operations includes operating income of approximately $46.6 million generated by the operations of High Sierra and by the operations of the subsequent acquisitions of crude oil logistics and water services businesses. The following table summarizes the revenues and cost of sales contributed by High Sierra’s operations and the operations of the subsequent acquisitions of crude oil logistics and water services businesses (in thousands):

	Revenues	Cost of Sales
Crude oil logistics	$2,316,288	$2,244,647
Natural gas liquids logistics	696,424	663,630
Water services	62,227	5,611
Other	4,233	—
Total	$3,079,172	$2,913,888

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

The fair values of the assets acquired and liabilities assumed in our acquisition of High Sierra are summarized below (in thousands):

Accounts receivable	$395,311
Inventory	43,575
Receivables from affiliates	7,724
Derivative assets	10,646
Forward purchase and sale contracts	34,717
Other current assets	11,131
Property, plant and equipment:
Land	5,910
Transportation vehicles and equipment (5 - 10 years)	20,968
Facilities and equipment (2 - 30 years)	103,574
Buildings and improvements (5 - 30 years)	9,691
Information technology equipment and software (3 - 5 years)	4,099
Construction in progress	11,213
Intangible assets:
Customer relationships (5 - 17 years)	245,000
Lease contracts (1 - 10 years)	12,400
Trade names (indefinite)	13,000
Goodwill	220,884

Assumed liabilities:
Accounts payable	(417,369)
Accrued expenses and other current liabilities	(35,611)
Payables to affiliates	(9,014)
Advance payments received from customers	(1,237)
Derivative liabilities	(5,726)
Forward purchase and sale contracts	(18,680)
Long-term debt	(2,537)
Other noncurrent liabilities	(3,224)
Noncontrolling interest in consolidated subsidiary	(2,400)
Consideration paid, net of cash acquired	$654,045

The consideration paid consists of the following:

Cash paid, net of cash acquired	$239,251
Value of common units issued, net of issuance costs	414,794
Total consideration paid	$654,045

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities. Goodwill primarily represents the value of synergies between the acquired entities and the Partnership, the opportunity to use the acquired businesses as a platform for growth, and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes.

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

Pecos Combination

On November 1, 2012, we completed a business combination whereby we acquired Pecos. The business of Pecos consists primarily of crude oil purchasing and logistics operations in Texas and New Mexico. We paid cash of $132.4 million at closing (net of $2.2 million of cash acquired), subject to customary post-closing adjustments, and assumed certain obligations with a value of $10.2 million under certain equipment financing facilities. Also on November 1, 2012, we entered into a call agreement

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

with the former owners of Pecos pursuant to which the former owners of Pecos agreed to purchase a minimum of $45.0 million or a maximum of $60.0 million of common units from us. On November 12, 2012, the former owners purchased 1,834,414 common units from us for $45.0 million pursuant to this call agreement. We incurred and charged to general and administrative expense during the year ended March 31, 2013 approximately $0.6 million of costs related to the Pecos combination.

We are in the process of identifying and determining the fair value of the assets and liabilities acquired in the combination with Pecos. The estimates of fair value reflected as of March 31, 2013 are subject to change, and such changes could be material. We expect to complete this process prior to finalizing our financial statements for the quarter ended September 30, 2013. We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$73,704
Inventory	1,903
Other current assets	1,425
Property, plant and equipment:
Vehicles and related equipment (5 - 10 years)	19,193
Other	2,562
Customer relationships (5 years)	8,000
Trade names (indefinite life)	1,000
Goodwill	86,661
Accounts payable and accrued liabilities	(51,827)
Long-term debt	(10,234)
Total consideration paid	$132,387

The consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired and cash received pursuant to Call Agreement	$87,444
Value of common units issued pursuant to Call Agreement	44,943
Total consideration paid	$132,387

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

Third Coast Combination

On December 31, 2012, we completed a business combination transaction whereby we acquired all of the membership interests in Third Coast for $43.0 million in cash. The business of Third Coast consists primarily of transporting crude oil via barge. The agreement contemplates a post-closing adjustment to the purchase price for certain working capital items. Also on December 31, 2012, we entered into a call agreement with the former owners of Third Coast pursuant to which the former owners of Third Coast agreed to purchase a minimum of $8.0 million or a maximum of $10.0 million of common units from us. On January 11, 2013, the former owners of Third Coast purchased 344,680 common units from us for $8.0 million pursuant to this agreement. We incurred and charged to general and administrative expense during the year ended March 31, 2013 approximately $0.3 million of costs related to the Third Coast combination.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

We are in the process of identifying and determining the fair value of the assets and liabilities acquired in the combination with Third Coast. The estimates of fair value reflected as of March 31, 2013 are subject to change. We currently expect to complete this process prior to finalizing our financial statements for the quarter ended December 31, 2013. We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$2,248
Other current assets	140
Property, plant and equipment:
Barges and tow boats (20 years)	12,883
Other (3 - 5 years)	30
Customer relationships (5 years)	4,000
Trade names (indefinite life)	500
Goodwill	22,551
Other noncurrent assets	2,733
Assumed liabilities	(2,202)
Consideration paid	$42,883

The consideration paid consists of the following (in thousands):

Cash paid, net of cash received pursuant to call agreement	$35,000
Value of common units issued pursuant to call agreement	7,883
Total consideration paid	$42,883

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

Other Crude Oil Logistics and Water Services Business Combinations

During the year ended March 31, 2013, we completed four separate acquisitions to expand the assets and operations of our crude oil logistics and water services businesses. On a combined basis, we paid $52.6 million in cash and assumed $1.3 million of long-term debt in the form of non-compete agreements. We also issued 516,978 common units, valued at $12.4 million, as partial consideration for one of these acquisitions. Certain of the agreements contemplate post-closing adjustments to the purchase price for certain specified working capital items. We incurred and charged to general and administrative expense during the year ended March 31, 2013 approximately $0.3 million of costs related to these acquisitions.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

We are currently in the process of identifying and determining the fair value of the assets and liabilities acquired in this combination. The estimates of fair value reflected as of March 31, 2013 are subject to change. We currently expect to complete this process prior to finalizing our financial statements for the quarter ended September 30, 2013. We have preliminarily estimated the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$2,660
Inventory	191
Other current assets	738
Property, plant and equipment:
Disposal wells and related equipment (3 - 30 years)	13,322
Other (5 - 30 years)	5,671
Customer relationships (5 - 15 years)	6,800
Non-compete agreements (3 - 5 years)	510
Trade names (indefinite life)	500
Goodwill	43,822
Current liabilities	(5,400)
Notes payable	(1,340)
Other noncurrent liabilities	(156)
Noncontrolling interest	(2,333)
Consideration paid	$64,985

The consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired	$52,552
Value of common units issued	12,433
Total consideration paid	$64,985

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Retail Combinations During the Year Ended March 31, 2013

During the year ended March 31, 2013, we entered into six separate business combination agreements to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States. On a combined basis, we paid cash of $71.4 million and issued 850,676 common units, valued at $18.9 million, in exchange for these assets. We also assumed $6.6 million of long-term debt in the form of non-compete agreements. We incurred and charged to general and administrative expense during the year ended March 31, 2013 approximately $0.3 million related to these acquisitions. We are in the process of identifying the fair value of the assets acquired and liabilities assumed in certain of the combinations. The estimates of fair value reflected as of March 31, 2013 for certain of these acquisitions are subject to change, although such changes are not likely to be material. Our estimates of the fair value of the assets acquired and liabilities assumed in these six combinations are as follows (in thousands):

Accounts receivable	$8,715
Inventory	5,155
Other current assets	1,228
Property, plant and equipment:
Land	1,945
Tanks and other retail propane equipment (5-20 years)	28,763
Vehicles (5 years)	11,344
Buildings (30 years)	7,052
Other equipment	1,201
Intangible assets:
Customer relationships (10-15 years)	16,890
Tradenames (indefinite)	2,924
Non-compete agreements (5 years)	1,387
Goodwill	21,983
Other non-current assets	784
Long-term debt, including current portion	(6,594)
Other assumed liabilities	(12,511)
Fair value of net assets acquired	$90,266

Consideration paid consists of the following (in thousands):

Cash consideration paid	$71,392
Value of common units issued	18,874
Total consideration	$90,266

Goodwill represents the excess of the estimated consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities. Goodwill primarily represents the value of synergies between the acquired entities and the Partnership, the opportunity to use the acquired businesses as a platform for growth, and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes.

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

The retail combinations completed during the year ended March 31, 2013 contributed approximately $124.3 million of revenue and approximately $86.6 million of cost of sales to our consolidated statement of operations for the year ended March 31, 2013.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Pro Forma Results of Operations (Unaudited)

The operations of High Sierra have been included in our consolidated statement of operations since High Sierra was acquired on June 19, 2012. The operations of Pecos have been included in our consolidated statement of operations since Pecos was acquired on November 1, 2012. The operations of Third Coast have been included in our consolidated statement of operations since Third Coast was acquired on December 31, 2012. The following unaudited pro forma consolidated data below are presented as if the High Sierra, Pecos, and Third Coast acquisitions had been completed on April 1, 2011 (in thousands, except per unit amounts). The pro forma earnings per unit are based on the common and subordinated units outstanding as of March 31, 2013.

	Years Ended March 31,
	2013	2012
Revenues	$5,430,449	$4,789,040
Income from continuing operations	56,366	15,720
Limited partners’ interest in income from continuing operations	53,442	15,704
Basic and diluted earnings from continuing operations per common unit	1.00	0.29
Basic and diluted earnings from continuing operations per subordinated unit	1.00	0.29

The pro forma consolidated data in the table above was prepared by adding the historical results of operations of High Sierra, Pecos, and Third Coast to our historical results of operations and making certain pro forma adjustments. The pro forma adjustments include: (i) replacing the historical depreciation and amortization expense of High Sierra, Pecos, and Third Coast with pro forma depreciation and amortization expense, calculated using the estimated fair values of long-lived assets recorded in the acquisition accounting; (ii) replacing the historical interest expense of High Sierra, Pecos, and Third Coast with pro forma interest expense; and (iii) excluding professional fees and other expenses incurred by us and by the acquirees that were directly related to the acquisitions. In order to calculate pro forma earnings per unit in the table above, we assumed that: (i) the same number of limited partner units outstanding at March 31, 2013 had been outstanding throughout the periods shown in the table, and (ii) all of the common units were eligible for distributions related to the periods shown in the table. The pro forma information is not necessarily indicative of the results of operations that would have occurred if the acquisitions had been completed on April 1, 2011, nor is it necessarily indicative of the future results of the combined operations.

Year Ended March 31, 2012

Osterman

On October 3, 2011, we completed a business combination transaction with Osterman, whereby we acquired retail propane operations in the northeastern United States. We issued 4,000,000 common units and paid $94.9 million of cash, net of cash acquired, in exchange for the assets and operations of Osterman. The agreement also contemplated a post-closing payment of $4.8 million for certain specified working capital items, which was paid in November 2012. We valued the 4 million limited partner common units at $81.9 million based on the closing price of our common units on the closing date ($20.47 per unit). We incurred and charged to general and administrative expense during the year ended March 31, 2012 approximately $772,000 of costs incurred in connection with the Osterman transaction. We also incurred costs related to the equity issuance of approximately $127,000 that we charged to equity. We have included the results of Osterman’s operations in our consolidated financial statements beginning October 3, 2011.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

During the year ended March 31, 2013 we completed the acquisition accounting for this transaction. The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (in thousands):

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

We have adjusted the March 31, 2012 balances reported in these consolidated financial statements to reflect the final acquisition accounting. These revisions did not have a material impact on the consolidated statements of operations.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

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

SemStream

On November 1, 2011, we completed a business combination with SemStream. We entered into this business combination in order to expand our natural gas liquids logistics operations. SemStream contributed substantially all of its natural gas liquids business and assets to us in exchange for 8,932,031 of our limited partner common units and a cash payment of approximately $91.0 million. We have valued the 8.9 million limited partner common units at approximately $184.8 million, based on the closing price of our common units on the closing date ($21.07) reduced by the expected present value of distributions for certain units which were not eligible for full distributions until the quarter ending September 30, 2012. In addition, in exchange for a cash contribution, SemStream acquired a 7.5% interest in our general partner. We incurred and charged to general and administrative expense during the year ended March 31, 2012 approximately $736,000 of costs related to the SemStream transaction. We also incurred costs of approximately $43,000 related to the equity issuance that we charged to equity.

The acquired assets included 12 natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, 12 million gallons of above ground propane storage, 3.7 million barrels of underground leased storage for natural gas liquids and a rail fleet of approximately 350 leased and 12 owned cars.

We have included the results of SemStream’s operations in our consolidated financial statements beginning November 1, 2011. The operations of SemStream are reflected in our natural gas liquids logistics segment.

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

Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities. Goodwill primarily represents the value of synergies between the acquired operations and the Partnership, the opportunity to use the acquired businesses as a platform to expand our wholesale marketing operations, and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

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

Pacer Combination

On January 3, 2012, we completed a business combination with Pacer in order to expand our retail propane operations. The combination was funded with cash of $32.2 million and the issuance of 1.5 million common units. We valued the 1.5 million common units based on the closing price of our common units on the closing date. We incurred and charged to general and administrative expense during the year ended March 31, 2012 approximately $710,000 of costs related to the Pacer transaction. We also incurred costs of approximately $64,000 related to the equity issuance that we charged to equity.

The assets contributed by Pacer consist of retail propane operations in Colorado, Illinois, Mississippi, Oregon, Utah and Washington. The contributed assets include 17 owned or leased customer service centers and satellite distribution locations. We have included the results of Pacer’s operations in our consolidated financial statements beginning January 3, 2012. The operations of Pacer are reported within our retail propane segment.

The consideration paid in the Pacer combination consisted of the following (in thousands):

Cash	$32,213
Common units	30,375
$62,588

During the year ended March 31, 2013, we completed the acquisition accounting for this transaction. The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (in thousands):

		Estimated
		Allocation
		as of
	Final	March 31,
	Allocation	2012	Revision

Accounts receivable	$4,389	$4,389	$—
Inventory	965	965	—
Other current assets	43	43	—
Property, plant and equipment:
Land	1,967	1,400	567
Tanks and other retail propane equipment (15 - 20 years)	12,793	11,200	1,593
Vehicles (5 years)	3,090	5,000	(1,910)
Buildings (30 years)	409	2,300	(1,891)
Other equipment (3-5 years)	59	200	(141)
Intangible assets:
Customer relationships (15 years)	23,560	21,980	1,580
Tradenames (indefinite life)	2,410	1,000	1,410
Noncompete agreements	1,520	—	1,520
Goodwill	15,782	18,460	(2,678)
Assumed Liabilities	(4,399)	(4,349)	(50)
Consideration paid	$62,588	$62,588	$—

We have adjusted the March 31, 2012 balances reported in these consolidated financial statements to reflect the final acquisition accounting. These revisions did not have a material impact on the consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

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

North American Combination

On February 3, 2012, we completed a business combination with North American in order to expand our retail propane operations. The combination was funded with cash of $69.8 million. We incurred and charged to general and administrative expense during the year ended March 31, 2012 approximately $1.6 million of costs related to the North American acquisition.

The assets acquired from North American include retail propane and distillate operations in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, and Rhode Island. We have included the results of North American’s operations in our consolidated financial statements beginning on February 3, 2012.

During the year ended March 31, 2013, we completed the acquisition accounting for this transaction. The following table presents the final allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their fair values (in thousands):

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

We have adjusted the March 31, 2012 balances reported in these consolidated financial statements to reflect the final acquisition accounting. These revisions did not have a material impact on the consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

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

Other Acquisitions

During the year ended March 31, 2012, we closed three additional acquisitions for cash payments of approximately $6.4 million on a combined basis. We also assumed $0.6 million in long-term debt in the form of non-compete agreements. These operations have been included in our results of operations since the acquisition dates, and have not been material to our consolidated financial statements.

Six Months Ended March 31, 2011

As discussed in Note 1, we purchased the retail propane operations of Hicksgas LLC and Gifford in October 2010 as part of our formation transactions. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values, in the acquisition of the retail propane businesses of Hicksgas LLC and Gifford described above (in thousands):

Accounts receivable	$5,669
Inventory	6,182
Prepaid expenses and other current assets	2,600
14,451
Property, plant, and equipment:
Land	2,666
Tanks and other retail propane equipment (15 year life)	23,016
Vehicles (5 year life)	6,599
Buildings (30 year life)	7,053
Office equipment (5 year life)	523
Amortizable intangible assets:
Customer relationships (15 year life)	2,170
Non-compete agreements (5 year life)	550
Tradenames (indefinite-life intangible asset)	830
Goodwill (retail propane segment)	3,716
Total assets acquired	61,574

Accounts payable	1,837
Customer advances and deposits	12,089
Accrued and other current liabilities	2,152
16,078

Long-term debt	5,768
Other long-term liabilities	274
Total liabilities assumed	22,120

Net assets acquired	$39,454

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Goodwill was warranted because these acquisitions enhanced our retail propane operations. We expect all of the goodwill acquired to be tax deductible. We do not believe that the acquired intangible assets will have any significant residual value at the end of their useful life.

The total acquisition cost was $39.5 million, consisting of cash of approximately $17.2 million and the issuance of 4,154,757 common units valued at $22.3 million. The units issued to the shareholders of Hicksgas LLC in the formation transaction were valued at $5.37 per unit, the price paid by unrelated parties for the common units they acquired near the transaction date.

The operations of Hicksgas LLC and Gifford have been included in our statements of operations since acquisition in October 2010. For convenience, and because the impact was not significant, we have accounted for the acquisition as it if occurred on October 1, 2010.

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of the following at March 31, 2013 and 2012:

		2012
Description and Depreciable Life	2013	(Note 4)
	(in thousands)
Natural gas liquids terminal assets (30 years)	$63,637	$62,024
Retail propane equipment (5-20 years)	152,802	119,972
Vehicles (5-10 years)	85,200	26,372
Water treatment facilities and equipment (3-30 years)	91,601	—
Crude oil tanks and loading facilities (2-30 years)	21,308	—
Barges and towboats (20 years)	21,135	—
Information technology equipment (3-5 years)	12,169	4,347
Buildings and leasehold improvements (5-30 years)	48,394	14,651
Land	21,604	13,084
Other (3-10 years)	17,288	3,108
Construction in progress	31,926	679
	567,064	244,237
Less: Accumulated depreciation	(50,127)	(12,843)
Property, plant and equipment, net	$516,937	$231,394

Depreciation expense was as follows for the periods indicated:

NGL Energy Partners LP			NGL Supply
Year	Year	Six Months	Six Months
Ended	Ended	Ended	Ended
March 31,	March 31,	March 31,	September 30,
2013	2012	2011	2010
(in thousands)
$39,196	$10,573	$2,848	$998

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Note 6 - Goodwill

Changes to goodwill were as follows for the periods indicated:

	NGL Energy Partners LP			NGL Supply
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
	(in thousands)
Beginning of period, as retrospectively adjusted (Note 4)	$167,245	$8,568	$4,580	$4,457
Goodwill from acquisitions, including additional consideration paid for previous acquisitions	395,901	158,677	3,988	123
End of period, as retrospectively adjusted (Note 4)	$563,146	$167,245	$8,568	$4,580

Goodwill by segment at end of period:
Crude oil logistics	$244,073	$—	$—	$—
Water services	119,668	—	—	—
Retail propane	112,269	90,287	6,534	2,546
Natural gas liquids logistics	87,136	76,958	2,034	2,034

Note 7 - Intangible Assets

Intangible assets consist of the following:

		March 31, 2013		March 31, 2012
				(Note 4)
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortizable Lives	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortizable -
Customer relationships	5-20 years*	$407,835	$30,959	$128,071	$3,868
Lease and other agreements	1-8 years	15,210	7,018	2,810	1,545
Non-compete agreements	2-7 years	11,855	2,871	5,033	919
Trade names	3-10 years	2,784	326	2,700	—
Debt issuance costs	5-10 years	19,494	2,981	7,310	1,842
Total amortizable		457,178	44,155	145,924	8,174
Non-amortizable -
Trade names	Indefinite	29,580	—	11,740	—
Total		$486,758	$44,155	$157,664	$8,174

*  The weighted-average amortization period for customer relationship intangible assets is approximately 11 years.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Amortization expense was as follows for the periods indicated:

	NGL Energy Partners LP			NGL Supply
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
Recorded in	2013	2012	2011	2010
	(in thousands)
Depreciation and amortization	$29,657	$4,538	$593	$391
Interest expense	3,375	1,277	565	36
Loss on early extinguishment of debt	5,769	—	—	—
Cost of sales - natural gas liquids logistics	5,285	800	400	400
	$44,086	$6,615	$1,558	$827

Future amortization expense of our intangible assets is estimated to be as follows (in thousands):

Year Ending March 31,
2014	$44,485
2015	43,137
2016	41,396
2017	39,567
2018	34,234
Thereafter	210,204
$413,023

Note 8 - Long-Term Obligations

We have the following long-term debt:

	March 31,
	2013	2012
	(in thousands)
Revolving credit facility —
Expansion capital loans	$441,500	$—
Working capital loans	36,000	—
Previous revolving credit facility —
Acquisition loans	—	186,000
Working capital loans	—	28,000
Senior notes	250,000	—
Other notes payable	21,562	4,711
	749,062	218,711

Less current maturities	8,626	19,534
Long-term debt	$740,436	$199,177

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

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

Credit Agreement

The Working Capital Facility had a total capacity of $242.5 million for cash borrowings and letters of credit at March 31, 2013. At March 31, 2013, we had outstanding cash borrowings of $36.0 million and outstanding letters of credit of $60.1 million on the Working Capital Facility, leaving a remaining capacity of $146.4 million at March 31, 2013. The Expansion Capital Facility had a total capacity of $527.5 million for cash borrowings at March 31, 2013. At March 31, 2013, we had outstanding cash borrowings of $441.5 million on the Expansion Capital Facility, leaving a remaining capacity of $86.0 million at March 31, 2013. The capacity available under the Working Capital Facility may be limited by a “borrowing base”, as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time. At March 31, 2013, the borrowing base provisions of the Credit Agreement did not have any impact on the capacity available under the Working Capital Facility.

During May 2013, we entered into an amendment to the Credit Agreement that increased the total capacity on the Working Capital Facility from $242.5 million to $325.0 million and increased the total capacity on the Expansion Capital Facility from $527.5 million to $725.0 million. We paid approximately $2.1 million of fees related to this amendment to the Credit Agreement.

The commitments under the Credit Agreement expire on June 19, 2017. We have the right to pre-pay outstanding borrowings under the Credit Agreement without incurring any penalties, and pre-payments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 1.75% to 2.75% per annum or (ii) an adjusted LIBOR rate plus a margin of 2.75% to 3.75% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At March 31, 2013, the interest rate in effect on outstanding LIBOR borrowings was 3.21%, calculated as the LIBOR rate of 0.21% plus a margin of 3.0%. At March 31, 2013, interest rate in effect on outstanding base rate borrowings was 5.25%, calculated as the base rate of 3.25% plus a margin of 2.0%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. The Credit Agreement is secured by substantially all of our assets.

The Credit Agreement specifies that our “leverage ratio,” as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end. At March 31, 2013, our leverage ratio was approximately 3.0 to 1. The Credit Agreement also specifies that our “interest coverage ratio,” as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At March 31, 2013, our interest coverage ratio was approximately 7.0 to 1.

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

At March 31, 2013, we were in compliance with all covenants under the Credit Agreement.

Senior Notes

The Senior Notes have an aggregate principal amount of $250.0 million and bear interest at a fixed rate of 6.65%. Interest is payable quarterly. The Senior Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to pre-pay outstanding principal, although we would incur a pre-payment penalty. The Senior Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

The Note Purchase Agreement contains various customary representations, warranties, and additional covenants that, among other things, limit our ability to (subject to certain exceptions): (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) create or permit restrictions on the ability of certain of our subsidiaries to pay dividends or make other distributions to us, (v) enter into transactions with affiliates, (vi) enter into sale and leaseback transactions and(vii) consolidate or merge or sell all or substantially all or any portion of our assets. In addition, the Note Purchase Agreement contains the same leverage ratio and interest coverage ratio requirements as our Credit Agreement, which is described above.

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

At March 31, 2013, we were in compliance with all covenants under the Note Purchase Agreement.

Previous Credit Facilities

On June 19, 2012, we made a principal payment of $306.8 million to retire our previous revolving credit facility. Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized. This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations for the year ended March 31, 2013.

Balances Outstanding and Rates

At March 31, 2013, our outstanding borrowings and interest rates under our revolving credit facility were as follows (dollars in thousands):

	Amount	Rate

Expansion capital facility —
LIBOR borrowings	$441,500	3.21%
Working capital facility —
LIBOR borrowings	20,000	3.21%
Base rate borrowings	16,000	5.25%

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Other Notes Payable

We have executed various non-interest bearing notes, payable primarily related to acquisitions described in Note 4. We also acquired certain notes payable in our acquisition of Pecos that relate to equipment financing; the interest rates on these notes payable range from 2.6% to 4.9% at March 31, 2013.

Debt Maturity Schedule

The future maturities of our long-term debt are as follows as of March 31, 2013 (in thousands):

	Revolving		Other
	Credit	Senior	Notes
Year ending March 31,	Facility	Notes	Payable	Total

2014	$—	$—	$8,626	$8,626
2015	—	—	6,456	6,456
2016	—	—	3,088	3,088
2017	—	—	2,091	2,091
2018	477,500	25,000	1,182	503,682
Thereafter	—	225,000	119	225,119
	$477,500	$250,000	$21,562	$749,062

Note 9 - Income Taxes

NGL Energy Partners LP

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

We have two taxable corporate subsidiaries in the United States and three taxable corporate subsidiaries in Canada. The income tax provision reported in our consolidated statements of operations relates primarily to these subsidiaries.

A publicly-traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources. Income generated by our taxable corporate subsidiaries is excluded from this qualifying income calculation. Although we routinely generate income outside of our corporate subsidiaries that is non-qualifying, we believe that at least 90% of our gross income has been qualifying income for both of the calendar years since our initial public offering.

NGL Supply

NGL Supply’s income tax benefit of $1.4 million for the six months ended September 30, 2010 consisted primarily of U.S. federal deferred income taxes. This provision approximated the U.S. federal statutory rate of 35%.

Uncertain Tax Positions

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. We had no material uncertain tax positions that required recognition in the consolidated financial statements at March 31, 2013 or 2012. Any interest or penalties would be recognized as a component of income tax expense. We consider NGL Supply’s open tax years to be 2008 through 2010; however, we are not responsible for any tax obligation related to such open tax years.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Note 10 - Commitments and Contingencies

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

In September 2010, Pemex Exploracion y Produccion (“Pemex”) filed a lawsuit in the United States District Court for the Southern District of Texas against a number of defendants, including High Sierra. Pemex alleged that High Sierra and the other defendants purchased condensate from a source that had acquired the condensate illegally from Pemex. We do not believe that High Sierra had knowledge at the time of the purchases of the condensate that such condensate was allegedly sold illegally to High Sierra and others. During March 2013, we settled this litigation for $3.1 million, which we recorded as a liability in the final accounting for our acquisition of High Sierra.

In May 2010, two lawsuits were filed in Kansas and Oklahoma by numerous oil and gas producers (the “Associated Producers”), asserting that they were entitled to enforce lien rights on crude oil purchased by High Sierra and other defendants. These cases were subsequently transferred to the United States Bankruptcy Court for the District of Delaware. During March 2013, we settled this litigation for an insignificant amount.

Customer Dispute

A customer of our crude oil logistics segment has disputed the transportation rate schedule we used to bill the customer for services that we provided from November 2012 through February 2013, which was the same rate schedule that Pecos used to bill the customer from April 2011 through October 2012 (prior to our acquisition of Pecos). The customer has not paid $2.2 million of the amount we charged for services subsequent to our acquisition of Pecos. In May 2013, we filed a petition in the District Court of Harris County, Texas seeking to collect these unpaid fees from the customer. Later in May 2013, the customer filed an answer and counterclaim seeking to recover $5.5 million that it paid to Pecos prior to our acquisition of Pecos. We have not recorded revenue for the $2.2 million of unpaid fees charged subsequent to our acquisition of Pecos, pending resolution of the dispute. We are not able to reliably predict the outcome of this dispute at this time, but we do not believe the outcome will have a material adverse effect on our consolidated financial position or results of operations.

Canadian Fuel and Sales Taxes

The taxing authority of a province in Canada recently completed an audit of fuel and sales tax payments, and concluded that High Sierra should have collected from customers and remitted to the taxing authority approximately $14.9 million of fuel taxes and sales taxes on certain historical sales. High Sierra had not collected and remitted fuel and sales taxes on these transactions, as High Sierra believed the transactions were exempt from these taxes. We are in the process of gathering information to support High Sierra’s position that the transactions were exempt from the taxes, which we believe could substantially reduce the amount of the tax assessed. If we are unsuccessful in demonstrating that these transactions were exempt, we would be required to remit payment to the taxing authority; however, we expect we would be able to recover these payments from the customers pursuant to the terms of our contracts with the customers. Although the outcome of this matter is not certain at this time, we do not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations. We recorded in the acquisition accounting for the merger with High Sierra a liability of $14.9 million, which is the full amount assessed, and a receivable of $14.1 million, which represents the amount we would expect to recover from the customers in the event we are ultimately required to pay the taxes assessed.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

Asset Retirement Obligations

We have recorded an asset retirement obligation liability of $1.5 million at March 31, 2013. This liability is related to the wastewater disposal assets and crude oil pipeline injection facilities for which we have contractual and regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are abandoned.

In addition to the obligations described above, we may be obligated to remove facilities or perform other remediation upon retirement of certain other assets. However, we do not believe the present value of these asset retirement obligations, under current laws and regulations, after taking into consideration the estimated lives of our facilities, is material to our consolidated financial position or results of operations.

Operating Leases

We have executed various non-cancelable operating lease agreements for product storage, office space, vehicles, real estate, and equipment. Future minimum lease payments under contractual commitments as of March 31, 2013 are as follows (in thousands):

Year Ending March 31,
2014	$55,065
2015	38,283
2016	31,297
2017	29,005
2018	21,520
Thereafter	36,268
Total	$211,438

Rental expense relating to operating leases was as follows for the periods indicated (in thousands):

Year ended March 31, 2013	$51,354
Year ended March 31, 2012	5,202
Six months ended March 31, 2011	838
Six months ended September 30, 2010	676

Sales and Purchase Contracts

We have entered into sales and purchase contracts for natural gas liquids (including propane, butane, and ethane) and crude oil to be delivered in future periods. These contracts require that the parties physically settle the transactions with inventory. At March 31, 2013, we had the following such commitments outstanding:

	Volume	Value
	(in thousands)
Natural gas liquids fixed-price purchase commitments (gallons)	84,159	$76,386
Natural gas liquids floating-price purchase commitments (gallons)	540,518	604,584
Natural gas liquids fixed-price sale commitments (gallons)	102,071	100,246
Natural gas liquids floating-price sale commitments (gallons)	262,143	339,757

Crude oil fixed-price purchase commitments (barrels)	3,382	303,819
Crude oil fixed-price sale commitments (barrels)	5,642	504,505

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

We account for the contracts shown in the table above as normal purchases and normal sales. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs.

Certain of the forward purchase and sale contracts shown in the table above were acquired in the June 2012 merger with High Sierra. We recorded these contracts at their estimated fair values at the merger date, and we are amortizing these assets and liabilities to cost of sales over the remaining terms of the contracts. At March 31, 2013, the unamortized balances included in our consolidated balance sheet were as follows (in thousands):

Current assets	$3,124
Current liabilities	(586)
Net assets	$2,538

The following table summarizes the amortization expense (income) we have recorded, and the amortization expense (income) we expect to record, to cost of sales related to the forward purchase and sale contracts acquired in the merger with High Sierra (in thousands):

	Natural Gas Liquids	Crude Oil
	Logistics Segment	Logistics Segment	Total

Year ended March 31, 2013	$14,587	$(1,089)	$13,498
Year ending March 31, 2014	2,701	(163)	2,538
Total expense (income)	$17,288	$(1,252)	$16,036

Note 11 — Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest. Limited partner equity includes common and subordinated units. The common and subordinated units share equally in the allocation of income or loss. The principal difference between common and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Conversion of Common Units to Subordinated Units

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

Initial Public Offering

On May 11, 2011, we sold a total of 4,025,000 common units in our initial public offering (IPO) at $21.00 per unit. Our proceeds from the sale of 3,850,000 common units of $71.9 million, net of offering costs of approximately $9.0 million, were used to repay advances under our acquisition credit facility and for general partnership purposes. Proceeds from the sale of 175,000 common units ($3.4 million) were used to purchase 175,000 of the common units outstanding prior to our initial public offering.

Upon the completion of our IPO, our limited partner equity consisted of 8,864,222 common units and 5,919,346 subordinated units.

Common Units Issued in Business Combinations

As described in Note 4, we issued common units as partial consideration for several acquisitions. These are summarized below:

Osterman combination	4,000,000
SemStream combination	8,932,031
Pacer combination	1,500,000
Total - year ended March 31, 2012	14,432,031

High Sierra combination	20,703,510
Retail propane combinations	850,676
Water services combination	516,978
Pecos combination	1,834,414
Third Coast combination	344,680
Total - year ended March 31, 2013	24,250,258

In connection with the completion of these transactions, we amended our Registration Rights Agreement, which provides for certain registration rights for certain holders of our common units.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

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

The following table summarizes the distributions declared subsequent to our initial public offering:

			Amount	Amount Paid to	Amount Paid to
Date Declared	Record Date	Date Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927
April 25, 2013	May 6, 2013	May 15, 2013	0.4775	25,605	1,189

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Several of our business combination agreements contained provisions that temporarily limited the distributions to which the newly-issued units were entitled. The following table summarizes the number of equivalent units that were not eligible to receive a distribution on each of the record dates:

Equivalent
Units Not
Record Date	Eligible
August 3, 2011	—
October 31, 2011	4,000,000
February 3, 2012	7,117,031
April 30, 2012	3,932,031
August 3, 2012	17,862,470
October 29, 2012	516,978
February 4, 2013	1,202,085
May 6, 2013	—

Equity-Based Incentive Compensation

Our general partner has adopted the NGL Energy Partners LP 2011 Long-Term Incentive Plan for the employees and directors of our general partner and its affiliates who perform services for us. The Long-Term Incentive Plan allows for the issuance of restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards, as discussed below. The number of common units that may be delivered pursuant to awards under the plan is limited to 10% of the issued and outstanding common and subordinated units. The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common and subordinated units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations will not be considered to be delivered under the Long-Term Incentive Plan. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award will again be available for new awards under the Long-Term Incentive Plan. Common units to be delivered pursuant to awards under the Long-Term Incentive Plan may be newly issued common units, common units acquired by us in the open market, common units acquired by us from any other person, or any combination of the foregoing. If we issue new common units with respect to an award under the Long-Term Incentive Plan, the total number of common units outstanding will increase.

During the year ended March 31, 2013, the Board of Directors of our general partner granted certain restricted units to employees and directors, which will vest in tranches, subject to the continued service of the recipients. The awards may also vest in the event of a change in control, at the discretion of the Board of Directors. No distributions will accrue to or be paid on the restricted units during the vesting period.

The following table summarizes the restricted unit activity during the year ended March 31, 2013:

Units granted	1,684,400
Units vested and issued	(156,802)
Units withheld for employee taxes	(61,698)
Units forfeited	(21,000)
Unvested restricted units at March 31, 2013	1,444,900

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

The scheduled vesting of the awards is summarized below:

Vesting Date	Number of Awards

July 1, 2013	377,300
July 1, 2014	360,800
July 1, 2015	272,300
July 1, 2016	263,500
July 1, 2017	169,000
July 1, 2018	2,000
Total unvested units at March 31, 2013	1,444,900

For the 218,500 awards that vested on January 1, 2013, we issued 156,802 common units to the recipients and we recorded an increase to equity of $3.7 million. We withheld 61,698 common units, in return for which we paid $1.4 million of withholding taxes on behalf of the recipients.

The weighted-average fair value of the awards was $23.01 at March 31, 2013, which was calculated as the closing price of the common units on March 31, 2013, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth.

We record the expense for each tranche on a straight-line basis over the period beginning with the vesting of the previous tranche and ending with the vesting of the tranche. We adjust the cumulative expense recorded through the reporting date using the estimated fair value of the awards at the reporting date. We recorded $10.1 million of expense related to these awards during the year ended March 31, 2013. We account for these as liability awards; the balance in accrued expenses and other payables on our consolidated balance sheet at March 31, 2013 includes $5.0 million related to these awards. We estimate that the expense we will record on the unvested awards as of March 31, 2013 will be as follows (in thousands), after taking into consideration an estimate of forfeitures of approximately 71,000 units. For purposes of this calculation, we have used the closing price of the common units on March 31, 2013.

Year ending March 31,
2014	$12,168
2015	7,516
2016	6,559
2017	4,613
2018	1,040
2019	15
Total	$31,911

As of March 31, 2013, 3,760,539 units remain available for issuance under the Long-Term Incentive Plan.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

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

Redeemable Preferred Stock

NGL Supply had 1,000 shares of its Series A Preferred Stock outstanding at March 31, 2010. The preferred shares were redeemable at $3,000 per share plus dividends in arrears at the option of the shareholder with 30 days notice. These preferred shares have been separately classified in the consolidated statement of changes in equity at their purchased amount which is also the redeemable cost at March 31, 2010. On May 17, 2010, NGL Supply redeemed all of the preferred stock at the stated value plus accrued dividends for approximately $3.0 million.

Common Stock Dividends

On June 30, 2010, NGL Supply paid a dividend to the owners of its common stock of $7.0 million.

Note 12 - Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature. The carrying amounts of our debt obligations reasonably approximate their fair values at March 31, 2013, as most of our debt is subject to terms that were recently negotiated.

Commodity Derivatives

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at March 31, 2013:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$947	$(3,324)
Level 2 measurements	9,911	(13,280)
	10,858	(16,604)

Netting of counterparty contracts	(3,503)	3,503
Cash collateral provided or held	(1,760)	400
Commodity contracts reported on consolidated balance sheet	$5,595	$(12,701)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at March 31, 2012:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$—	$—
Level 2 measurements	—	(36)
	—	(36)

Netting of counterparty contracts	—	—
Cash collateral provided or held	—	—
Commodity contracts reported on consolidated balance sheet	$—	$(36)

The commodity derivative assets (liabilities) are reported in the following accounts on the consolidated balance sheets:

	March 31,	March 31,
	2013	2012
	(in thousands)
Prepaid expenses and other current assets	$5,551	$—
Other noncurrent assets	44	—
Accrued expenses and other payables	(12,701)	(36)
Net liability	$(7,106)	$(36)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

The following table sets forth our open commodity derivative contract positions at March 31, 2013 and 2012. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Total Notional Units (Barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
As of March 31, 2013 -
Propane swaps (1)	April 2013 - March 2014	(282)	$3,197
Heating oil calls and futures (2)	May 2013 - June 2013	8	79
Crude swaps (3)	April 2013 - June 2014	(91)	153
Crude - butane spreads (4)	April 2013 - March 2014	(1,116)	(7,651)
Crude forwards (5)	April 2013 - March 2014	(144)	1,033
Butane forwards (6)	April 2013 - March 2014	1,546	(2,557)
			(5,746)
Net cash collateral held			(1,360)
Net fair value of commodity derivatives on consolidated balance sheet			$(7,106)

As of March 31, 2012 -
Propane swaps	April 2012 - March 2013	(460)	$(36)

(1)         Propane swaps — Our natural gas liquids logistics segment routinely purchases inventory during the warmer months and stores the inventory for sale in the colder months. The contracts listed in this table as “propane swaps” represent financial derivatives we have entered into as an economic hedge against the risk that propane prices will decline while we are holding the inventory.

(2)         Heating oil calls and futures — Our retail segment offers our customers the opportunity to purchase a specified volume of heating oil at a fixed price. The contracts listed in this table as “heating oil calls and futures” represent financial derivatives we have entered into as an economic hedge against the risk that heating oil prices will rise between the time we entered into the fixed price sale commitment with the customers and the time we will the purchase heating oil to sell to the customers.

(3)         Crude swaps — Our crude oil logistics segment routinely enters into crude oil purchase and sale contracts that are priced based on a crude oil index. These indices may vary in the type or location of crude oil, or in the timing of delivery within a given month. The contracts listed in this table as “crude swaps” represent hedges against the risk that changes in the different index prices would reduce the margins between the purchase and the sale transactions.

(4)         Crude-butane spreads — Our natural gas liquids logistics segment enters into forward contracts to sell butane at a price that will be calculated as a specified percentage of a crude oil index at the delivery date. The contracts listed in this table as “crude — butane spreads” represent financial derivatives we have entered into as economic hedges against the risk that the spread between butane prices and crude prices will narrow between the time we entered into the butane forward sale contracts and the expected delivery dates.

(5)         Crude forwards — Our crude oil logistics segment routinely purchases crude oil inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “crude forwards” represent financial derivatives we have entered into as an economic hedge against the risk that crude oil prices will decline while we are holding inventory.

(6)         Butane forwards — Our natural gas liquids logistics segment routinely purchases butane inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “butane forwards” represent

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

financial derivatives we have entered into as an economic hedge against the risk that butane prices will decline while we are holding inventory.

We recorded the following net gains (losses) from our commodity and interest rate derivatives during the periods indicated:

	NGL Energy Partners LP			NGL Supply
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
	(in thousands)
Commodity contracts -
Unrealized gain (loss)	$(5,275)	$(4,384)	$1,357	$(200)
Realized gain	899	10,351	111	426
Interest rate swaps	(5)	(291)	224	—
Total	$(4,381)	$5,676	$1,692	$226

The commodity contract gains and losses are included in cost of sales in the consolidated statements of operations.

Interest Rate Swap Agreement

We have entered into an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long-term debt. This agreement converts a portion of our revolving credit facility floating rate debt into fixed rate debt on a notional amount of $8.5 million and ends on December 31, 2013. The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based. The floating interest rate payments under these swaps are based on three-month LIBOR rates. We do not account for this agreement as a hedge. We recorded a liability of less than $0.1 million at March 31, 2013 and a liability of $0.1 million at March 31, 2012 related to this agreement.

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

Interest Rate Risk

The interest rate on our revolving credit facility floats based on market indices. At March 31, 2013, we have $461.5 million of debt on our revolving credit facility at a rate of 3.21% and $16.0 million of debt on our revolving credit facility at a rate of 5.25%. A change of 0.125% in the interest rate would result in a change to annual interest expense of approximately $0.6 million on the revolving debt balance of $477.5 million. We believe that the interest rates of the revolving credit facility are consistent with current market rates, and that the book value of the debt approximates fair value.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Note 13 - Employee Benefit Plan

We sponsor a 401(k) defined contribution plan for the benefit of our employees. For the years ended March 31, 2013 and 2012, and the six months ended March 31, 2011 and September 30, 2010, we made contributions to the plan totaling $1.9 million, $0.5 million, $0.2 million and $0.1 million, respectively.

Note 14 - Segment Information

Our reportable segments are based on the way in which our management structure is organized. Certain financial data related to our segments is shown below. Transactions between segments are recorded based on prices negotiated between the segments.

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

Our retail propane segment sells propane and distillates to end users consisting of residential, agricultural, commercial, and industrial customers, and to certain re-sellers. Our retail propane segment consists of two divisions, which are organized based on the location of the operations.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

	NGL Energy Partners LP			NGL Supply
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	September 30,
	2013	2012	2011	2010
	(in thousands)
Revenues:
Crude oil logistics	$2,339,148	$—	$—	$—
Water services	62,227	—	—	—
Natural gas liquids logistics -
Propane sales	841,448	923,022	477,774	243,908
Other natural gas liquids sales	858,276	251,627	90,746	71,456
Storage revenues and other	33,954	2,462	1,183	959
Retail propane -
Propane sales	288,410	175,417	67,175	6,128
Distillate sales	106,192	6,547	—	—
Other retail sales	35,856	17,370	5,638	740
Other	4,233	—	—	—
Eliminations of intersegment sales	(151,977)	(65,972)	(20,284)	(6,248)
Total revenues	$4,417,767	$1,310,473	$622,232	$316,943

Depreciation and amortization:
Crude oil logistics	$9,176	$—	$—	$—
Water services	20,923	—	—	—
Natural gas liquids logistics	11,085	3,661	554	519
Retail propane	25,496	11,450	2,887	870
Other	2,173	—	—	—
Total depreciation and amortization	$68,853	$15,111	$3,441	$1,389

Operating income (loss):
Crude oil logistics	$34,236	$—	$—	$—
Water services	8,576	—	—	—
Natural gas liquids logistics	30,336	9,735	9,590	865
Retail propane	46,869	9,616	7,362	(2,569)
Corporate and other	(32,710)	(4,321)	(2,115)	(2,091)
Total operating income (loss)	$87,307	$15,030	$14,837	$(3,795)

Other items not allocated by segment:
Interest income	1,261	765	221	66
Interest expense	(32,994)	(7,620)	(2,482)	(372)
Loss on early extinguishment of debt	(5,769)	—	—	—
Other income (expense), net	260	290	103	124
Income tax (provision) benefit	(1,875)	(601)	—	1,417
Net income (loss)	$48,190	$7,864	$12,679	$(2,560)

Additions to property, plant and equipment, including acquisitions (accrual basis):
Crude oil logistics	$89,860	$—	$—	$—
Water services	137,116	—	—	—
Natural gas liquids logistics	15,129	50,276	290	15
Retail propane	66,933	150,181	41,152	386
Corporate and other	17,858	—	—	—
Total	$326,896	$200,457	$41,442	$401

	March 31,	March 31,
	2013	2012
	(in thousands)
Year-End Information:
Total assets:
Crude oil logistics	$801,030	$—
Water services	466,462	—
Natural gas liquids logistics	474,141	325,173
Retail propane	513,301	417,639
Corporate	36,413	6,707
Total	$2,291,347	$749,519

Long-lived assets, net of depreciation and amortization, including goodwill and intangibles:
Crude oil logistics	$356,750	$—
Water services	453,986	—
Natural gas liquids logistics	238,192	176,419
Retail propane	441,762	366,242
Corporate	31,996	5,468
Total	$1,522,686	$548,129

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

Note 15 — Transactions with Affiliates

Since our business combination with SemStream on November 1, 2011, SemGroup Corporation (“SemGroup”) has held ownership interests in us and in our general partner, and has had the right to appoint two members to the Board of Directors of our general partner. Subsequent to November 1, 2011, our natural gas liquids logistics segment has sold natural gas liquids to and purchased natural gas liquids from affiliates of SemGroup. These transactions are included within revenues and cost of sales of our natural gas liquids logistics business in our consolidated statements of operations. We also made payments to SemGroup for certain administrative and operational services. These transactions are reported within operating and general and administrative expenses in our consolidated statements of operations.

Certain members of management of High Sierra who joined our management team upon completion of the June 19, 2012 merger with High Sierra own interests in several entities. Subsequent to this business combination with High Sierra, we have purchased products and services from and have sold products and services to these entities. The majority of these transactions relate to crude oil purchases and crude oil transportation services and are reported within cost of sales in our consolidated statements of operations, although approximately $3.1 million of these transactions during the year ended March 31, 2013 represented capital expenditures and were recorded as increases to property, plant and equipment. Product sales to these entities have been recorded within revenues in our consolidated statement of operations. In addition, our retail operations purchased goods and services from certain entities owned by our executive officers and their family members.

These transactions are summarized in the table below for the years ended March 31, 2013 and 2012 (in thousands):

	2013	2012

Product sales to SemGroup	$32,431	$29,200
Product purchases from SemGroup	60,425	23,800
Payments to SemGroup for services	256	700
Sales to entities affiliated with High Sierra management	16,828	—
Purchases from entities affiliated with High Sierra management	60,942	—
Purchases from entities affiliated with retail segment management	273	300

In addition to the amounts shown in the table above, we completed two business combinations during the year ended March 31, 2013 with entities in which members of our management owned interests. We paid $14.0 million of cash (net of cash acquired) on a combined basis for these two acquisitions. We also paid $5.0 million under a non-compete agreement to an employee.

Receivables from affiliates at March 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012

Receivables from sales of product to SemGroup	$—	$1,878
Receivables from entities affiliated with High Sierra management	22,787	—
Other	96	404
	$22,883	$2,282

Payables to related parties at March 31, 2013 and 2012 consist of the following (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

	2013	2012

Working capital settlement for Osterman combination	$—	$4,763
Payables to SemGroup	4,601	4,699
Payables to entities affiliated with High Sierra management	2,299
	$6,900	$9,462

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

Note 16 — Quarterly Financial Data (Unaudited)

Our summarized unaudited quarterly financial data is presented below. The computation of net income per common and subordinated unit is done separately by quarter and year. The total of net income per common and subordinated unit of the individual quarters may not equal the net income per common and subordinated unit for the year, due primarily to the income allocation between the general partner and limited partners and variations in the weighted average units outstanding used in computing such amounts.

Our retail propane segment’s business is seasonal due to weather conditions in our service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Our natural gas liquids logistics segment is also subject to seasonal fluctuations, as demand for propane and butane is typically higher during the winter months. Our operating revenues from our other segments are less weather sensitive. Additionally, the acquisitions described in Note 4 impact the comparability of the quarterly information within the year, and year to year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

AND NGL SUPPLY, INC.

Notes to Consolidated Financial Statements - Continued

As of March 31, 2013 and 2012, and for the Years Ended March 31, 2013 and 2012

and the Six Months Ended March 31, 2011 and September 30, 2010

	Quarter Ended				Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2012	2012	2012	2013	2013
	(dollars in thousands, except unit and per unit data)
Total revenues	$326,436	$1,135,510	$1,338,208	$1,617,613	$4,417,767

Total cost of sales	298,985	1,053,690	1,204,545	1,481,890	4,039,110

Net income (loss)	(24,710)	10,082	40,477	22,341	48,190

Net income (loss) to parent equity	(24,650)	10,073	40,176	22,341	47,940

Earnings (loss) per unit, basic and diluted -
Common	$(0.76)	$0.18	$0.75	$0.39	$0.96
Subordinated	$(0.77)	$0.18	$0.75	$0.39	$0.93

Weighted average common units outstanding - basic and diluted	26,529,133	44,831,836	46,364,381	47,665,015	41,353,574
Weighted average subordinated outstanding units - basic and diluted	5,919,346	5,919,346	5,919,346	5,919,346	5,919,346

	Quarter Ended				Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2011	2011	2011	2012	2012
	(dollars in thousands, except unit and per unit data)
Total revenues	$190,845	$210,041	$470,649	$438,938	$1,310,473

Total cost of sales	185,973	201,454	439,790	389,806	1,217,023

Net income (loss)	(6,773)	(5,395)	6,090	13,942	7,864

Net income (loss) to parent equity	(6,773)	(5,395)	6,090	13,954	7,876

Earnings (loss) per unit, basic and diluted -
Common	$(0.53)	$(0.36)	$0.24	$0.47	$0.32
Subordinated	$(0.53)	$(0.36)	$0.28	$0.53	$0.58

Weighted average common units outstanding - basic and diluted	9,883,342	8,864,222	18,699,590	23,263,386	15,169,983
Weighted average subordinated outstanding units - basic and diluted	2,927,149	5,199,346	5,919,346	5,919,346	5,175,384

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Contribution, Purchase and Sale Agreement dated as of September 30, 2010 by and among Hicks Oils & Hicksgas, Incorporated, Hicksgas Gifford, Inc., Gifford Holdings, Inc., NGL Supply, Inc., NGL Holdings, Inc., the other stockholders of NGL Supply, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, Silverthorne Energy Holdings LLC and Silverthorne Energy Partners LP (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

2.2

Contribution and Sale Agreement, dated August 12, 2011, by and among the Partnership and the Sellers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed on October 7, 2011)

2.3

Contribution and Sale Agreement dated August 31, 2011, by and among the Partnership, SemStream and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed on November 4, 2011)

2.4

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Liberty Propane, L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

2.5

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Enviro Propane, L.L.C. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

2.6

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Pittman Propane, L.L.C. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

2.7

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Portland Propane, L.L.C. (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

2.8

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer Propane (Washington), L.L.C. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

2.9

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Salida Propane, L.L.C. (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

2.10

Contribution and Sale Agreement, dated December 12, 2011, by and between NGL Energy Partners LP and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 2.7 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

2.11

Asset Purchase Agreement, dated as of January 16, 2012, by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed on February 10, 2012)

2.12

Waiver and First Amendment to Asset Purchase Agreement dated as of January 31, 2012 by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A (File No. 001-35172) filed with the SEC on April 20, 2012)

Exhibit Number	Description
2.13

Waiver and Second Amendment to Asset Purchase Agreement dated as of February 3, 2012 by and among NGL Energy Partners LP and North American Propane, Inc., EnergyUSA Propane, Inc., EUSA-Allied Acquisition Corp. and EUSA Heating & Air Conditioning Services, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K/A (File No. 001-35172) filed with the SEC on April 20, 2012)

2.14

Agreement and Plan of Merger, dated as of May 18, 2012, by and among NGL Energy Partners LP, NGL Energy Holdings LLC, HSELP LLC, High Sierra Energy, LP and the High Sierra Energy GP, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 21, 2012)

2.15

Agreement and Plan of Merger, dated as of May 18, 2012, by and among NGL Energy Holdings LLC, HSEGP LLC and High Sierra Energy GP, LLC (incorporated by reference to Exhibit 2.2 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 21, 2012)

2.16

Equity Purchase Agreement, dated as of October 23, 2012, among Black Hawk Gathering, L.L.C. Midstream Operations L.L.C., Pecos Gathering & Marketing, L.L.C., Striker Oilfield Services, LLC, Transwest Leasing, LLC, the owners of the Pecos Entities, NGL Energy Partners LP and Gerald L. Jensen (incorporated by reference to Exhibit 2.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

2.17

Sale Agreement, dated as of December 31, 2012, among Third Coast Towing, LLC, Jeff Kirby, Jane Helm, James Rudellat and High Sierra Transportation, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2013)

3.1	Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.2

Certificate of Amendment to Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.3

Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

3.4

First Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on October 26, 2011)

3.5

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

3.6

Third Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 26, 2012)

3.7

Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 17, 2012)

3.8	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.9

Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

Exhibit Number	Description
3.10

Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on February 28, 2013)

4.1

First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on October 7, 2011)

4.2

Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and among the Partnership and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on November 4, 2011)

4.3

Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

4.4

Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5

Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6

Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7

Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8

Call Agreement, dated as of November 1, 2012, among Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust, Nitor Trust and NGL Energy Partners LP (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

4.9

Call Agreement, dated as of December 31, 2012, among NGL Energy Partners LP, Jeff Kirby, Jane Helm and James Rudellat (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2013)

4.10

Note Purchase Agreement, dated June 19, 2012, by and among NGL and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.11

Amendment No. 1 to Note Purchase Agreement, dated as of January 15, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

4.12

Amendment No. 2 to Note Purchase Agreement, dated as of May 8, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 9, 2013)

Exhibit Number	Description
10.1

Agreement Relating to Redemption of Common Units in Connection with the Underwriters’ Option to Purchase Additional Common Units with Respect to the Initial Public Offering of NGL Energy Partners LP by and among NGL Energy Partners LP, NGL Energy Holdings LLC, and each of Atkinson Investors, LLC, Infrastructure Capital Management, LLC, Hicks Oils & Hicksgas, Incorporated, Krim2010, LLC, NGL Holdings, Inc., Stanley A. Bugh, David R. Eastin, Robert R. Foster, Craig S. Jones, Mark McGinty, Brian K. Pauling, Stanley D. Perry, Daniel Post, Sharra Straight and Stephen D. Tuttle, effective as of May 9, 2011 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-172186) filed on May 9, 2011)

10.2

Credit Agreement, dated as of June 19, 2012, among NGL Energy Partners LP, the NGL subsidiary borrowers, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

10.3

Facility Increase Agreement, dated as of November 1, 2012, among NGL Energy Operating LLC, NGL Energy Partners LP, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

10.4

Amendment No. 1 to Credit Agreement, dated as of January 15, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

10.5

Amendment No. 2 to Credit Agreement, dated as of May 8, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No  001-35172) filed on May 9, 2013)

10.6

Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

10.7	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

10.8

Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

12.1*	Computation of ratios of earnings to fixed charges.

21.1*	List of Subsidiaries of NGL Energy Partners LP

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS**	XBRL Instance Document

Exhibit Number	Description

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*                 Exhibits filed with this report

**          Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and March 31, 2012, (ii) Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010, (iv) Consolidated Statements of Changes in Equity for years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010 and (v) Consolidated Statements of Cash Flows for years ended March 31, 2013 and 2012 and the six months ended March 31, 2011 and September 30, 2010.

+                 Management contracts or compensatory plans or arrangements.