Form 10-Q
period 2013-06-30
NGL Energy Partners LP
filed 2013-08-09
CIK 1504461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, there were 62,315,851 common units and 5,919,346 subordinated units issued and outstanding.

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

•                  the ability to obtain adequate supplies of propane and distillates for retail sale in the event of an interruption in supply or transportation and the availability of capacity to transport propane to market areas;

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this quarterly report. Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks described under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

PART I

Item 1.                   Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2013 and March 31, 2013

(U.S. Dollars in Thousands, except unit amounts)

	June 30,	March 31,
	2013	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,603	$11,561
Accounts receivable - trade, net of allowance for doubtful accounts of $1,743 and $1,760, respectively	545,317	562,889
Accounts receivable - affiliates	14,479	22,883
Inventories	208,329	126,895
Prepaid expenses and other current assets	39,805	37,891
Total current assets	812,533	762,119

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $62,910 and $50,127, respectively	536,451	516,937
GOODWILL	563,186	563,146
INTANGIBLE ASSETS, net of accumulated amortization of $55,453 and $44,155, respectively	434,861	442,603
OTHER NONCURRENT ASSETS	6,270	6,542
Total assets	$2,353,301	$2,291,347

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$571,286	$535,687
Accrued expenses and other payables	96,458	85,703
Advance payments received from customers	35,252	22,372
Accounts payable - affiliates	10,504	6,900
Current maturities of long-term debt	8,720	8,626
Total current liabilities	722,220	659,288

LONG-TERM DEBT, net of current maturities	781,816	740,436
OTHER NONCURRENT LIABILITIES	3,539	2,205

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY, per accompanying statement:
General Partner — 0.1% interest; 53,676 notional units outstanding at June 30, 2013 and March 31, 2013	(49,999)	(50,497)
Limited Partners — 99.9% interest — Common units — 47,703,313 units outstanding at June 30, 2013 and March 31, 2013	881,611	920,998
Subordinated units — 5,919,346 units outstanding at June 30, 2013 and March 31, 2013	7,615	13,153
Accumulated other comprehensive income (loss) — Foreign currency translation	(1)	24
Noncontrolling interests	6,500	5,740
Total partners’ equity	845,726	889,418
Total liabilities and partners’ equity	$2,353,301	$2,291,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2013 and 2012

(U.S. Dollars in Thousands, except unit and per unit amounts)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
REVENUES:
Crude oil logistics	$930,794	$73,517
Water services	20,513	1,941
Natural gas liquids logistics	360,959	191,617
Retail propane	72,217	59,208
Other	1,474	153
Total Revenues	1,385,957	326,436

COST OF SALES:
Crude oil logistics	909,219	76,883
Water services	583	616
Natural gas liquids logistics	350,251	184,045
Retail propane	43,023	37,441
Total Cost of Sales	1,303,076	298,985

OPERATING COSTS AND EXPENSES:
Operating	49,045	23,338
General and administrative	18,454	9,960
Depreciation and amortization	22,724	9,227
Operating Loss	(7,342)	(15,074)

OTHER INCOME (EXPENSE):
Interest expense	(10,622)	(3,800)
Loss on early extinguishment of debt	—	(5,769)
Interest income	398	366
Other, net	(348)	26
Loss Before Income Taxes	(17,914)	(24,251)

INCOME TAX PROVISION (BENEFIT)	406	(459)

Net Loss	(17,508)	(24,710)

Net Income Allocated to General Partner	(1,688)	(95)

Net (Income) Loss Attributable to Noncontrolling Interests	(125)	60

Net Loss Attributable to Parent Equity Allocated to Limited Partners	$(19,321)	$(24,745)

Basic and Diluted Loss Per Common Unit	$(0.35)	$(0.76)

Basic and Diluted Loss per Subordinated Unit	$(0.46)	$(0.77)

Basic and Diluted Weighted Average Units Outstanding:
Common	47,703,313	26,529,133
Subordinated	5,919,346	5,919,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statements of Comprehensive Loss

Three Months Ended June 30, 2013 and 2012

(U.S. Dollars in Thousands)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2013	2012

Net loss	$(17,508)	$(24,710)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(25)	(13)
Comprehensive loss	$(17,533)	$(24,723)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Equity

Three Months Ended June 30, 2013

(U.S. Dollars in Thousands, except unit amounts)

						Accumulated
						Other
		Limited Partners				Comprehensive		Total
	General	Common		Subordinated		Income	Noncontrolling	Partners’
	Partner	Units	Amount	Units	Amount	(Loss)	Interests	Equity
BALANCES, MARCH 31, 2013	$(50,497)	47,703,313	$920,998	5,919,346	$13,153	$24	$5,740	$889,418
Distributions to partners	(1,190)	—	(22,778)	—	(2,826)	—	(365)	(27,159)
Contributions	—	—	—	—	—	—	1,000	1,000
Net income (loss)	1,688	—	(16,609)	—	(2,712)	—	125	(17,508)
Foreign currency translation adjustment	—	—	—	—	—	(25)	—	(25)
BALANCES, June 30, 2013	$(49,999)	47,703,313	$881,611	5,919,346	$7,615	$(1)	$6,500	$845,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended June 30, 2013 and 2012

(U.S. Dollars in Thousands)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(17,508)	$(24,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including debt issuance cost amortization	24,746	9,928
Loss on early extinguishment of debt	—	5,769
Non-cash equity-based compensation expense	7,075	655
Loss on sale of assets	373	7
Provision for doubtful accounts	364	293
Commodity derivative (gain) loss	7,209	(4,228)
Other	187	62
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable - trade	17,633	139,458
Accounts receivable - affiliates	8,404	5,407
Inventories	(81,124)	(49,519)
Prepaid expenses and other assets	218	(929)
Trade accounts payable	35,599	(140,417)
Accrued expenses and other payables	6,276	(8,851)
Accounts payable - affiliates	3,604	(2,724)
Advance payments received from customers	12,880	14,890
Net cash provided by (used in) operating activities	25,936	(54,909)

INVESTING ACTIVITIES:
Purchases of long-lived assets	(30,192)	(2,684)
Acquisitions of businesses, including acquired working capital	(5,362)	(295,341)
Cash flows from commodity derivatives	(11,054)	15,514
Proceeds from sales of assets	1,088	361
Other	—	212
Net cash used in investing activities	(45,520)	(281,938)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	255,000	462,175
Payments on revolving credit facilities	(212,000)	(333,675)
Issuance of senior notes	—	250,000
Proceeds from borrowings on other long-term debt	880	—
Payments on other long-term debt	(2,884)	(300)
Debt issuance costs	(2,211)	(18,450)
Contributions	1,000	580
Distributions	(27,159)	(9,175)
Proceeds from sale of common units, net of offering costs	—	(673)
Net cash provided by financing activities	12,626	350,482
Net increase (decrease) in cash and cash equivalents	(6,958)	13,635
Cash and cash equivalents, beginning of period	11,561	7,832
Cash and cash equivalents, end of period	$4,603	$21,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Note 1 - Organization and Operations

NGL Energy Partners LP (“we”, “our”, or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. At the time of formation, our operations included a wholesale natural gas liquids business and a retail propane business. We completed an initial public offering in May 2011. Subsequent to our initial public offering, we significantly expanded our operations through a number of business combinations, including the following:

•                  On October 3, 2011, we completed a business combination with E. Osterman Propane, Inc., its affiliated companies, and members of the Osterman family, whereby we acquired retail propane operations in the northeastern United States.

•                  On November 1, 2011, we completed a business combination with SemStream, L.P. (“SemStream”), whereby we acquired SemStream’s wholesale natural gas liquids supply and marketing operations and its 12 natural gas liquids terminals.

•                  On January 3, 2012, we completed a business combination with seven companies associated with Pacer Propane Holding, L.P., whereby we acquired retail propane operations, primarily in the western United States.

•                  On February 3, 2012, we completed a business combination with North American Propane, Inc., whereby we acquired retail propane and distillate operations in the northeastern United States.

•                  During the year ended March 31, 2012, we completed three additional separate business combination transactions to acquire retail propane operations.

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

•                  On December 31, 2012, we completed a business combination whereby we acquired all of the membership interests in Third Coast Towing, LLC (“Third Coast”). The business of Third Coast consists primarily of transporting crude oil via barge.

•                  During the year ended March 31, 2013, we completed six additional separate business combination transactions to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States.

•                  During the year ended March 31, 2013, we completed four additional separate acquisitions to expand the assets and operations of our crude oil logistics and water services businesses.

•                  During the three months ended June 30, 2013, we completed two acquisitions of retail propane and distillate businesses.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

As of June 30, 2013, our businesses include:

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2013 and 2012 include our accounts and those of our controlled subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The unaudited condensed consolidated balance sheet as of March 31, 2013 is derived from audited financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended March 31, 2013 included in our Annual Report on Form 10-K. Due to the seasonal nature of our natural gas liquids operations and other factors, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements. The majority of our fair value measurements related to our derivative financial instruments were categorized as Level 2 at June 30, 2013 and March 31, 2013 (see Note 11). We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments. Inputs to the pricing model include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                  Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any fair value measurements categorized as Level 3 at June 30, 2013 or March 31, 2013.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the periods indicated:

	Three Months Ended June 30,
	2013	2012
	(in thousands)

Interest paid, exclusive of debt issuance costs	$8,485	$3,237
Income taxes paid	$281	$176

Value of common units issued in business combinations	$—	$431,444

Cash flows from commodity derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows.

Inventories

Inventories consist of the following:

	June 30, 2013	March 31, 2013
	(in thousands)
Crude oil	$43,673	$46,156
Propane	110,718	45,428
Other natural gas liquids	42,877	24,090
Other	11,061	11,221
	$208,329	$126,895

Note 3 — Acquisitions

Fiscal 2013

As described in Note 1, we have completed a number of business combinations since our initial public offering. Pursuant to GAAP, an entity is allowed a reasonable period of time to obtain the information necessary to identify and measure the value of the assets acquired and liabilities assumed in a business combination. We are still within this measurement period for certain of our acquisitions completed during the year ended March 31, 2013, including:

•                  Pecos, which we acquired in November 2012;

•                  Third Coast, which we acquired in December 2012;

•                  Four acquisitions of crude oil logistics and water services businesses completed during the fiscal year ended March 31, 2013; and

•                  Three acquisitions of retail propane businesses completed during the fiscal year ended March 31, 2013.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

We continue the process of gathering information to ascertain the existence and fair value of assets acquired and liabilities assumed in these acquisitions, and the values we have recorded for the assets acquired and liabilities assumed in these acquisitions is subject to change. The preliminary values we have recorded for the assets acquired and liabilities assumed as of the acquisition dates are summarized below (in thousands):

			Crude Oil and	Retail
			Water Services	Propane
	Pecos	Third Coast	Businesses	Businesses
Accounts receivable - trade	$73,704	$2,248	$2,660	$464
Inventories	1,903	—	191	476
Other current assets	1,425	140	738	47
Property, plant and equipment:
Land	224	—	—	255
Retail propane equipment	—	—	—	4,853
Vehicles	19,193	—	—	1,620
Water treatment equipment	—	—	13,322	—
Buildings and leasehold improvements	1,248	—	—	670
Barges and tow boats	—	12,883	—	—
Other equipment	1,090	30	5,671	16
Intangible assets:
Customer relationships	8,000	4,000	6,800	3,240
Tradenames	1,000	500	500	324
Non-compete agreements	—	—	510	324
Goodwill	86,661	22,551	43,822	4,348
Other noncurrent assets	—	2,733	—	—
Trade accounts payable	(50,808)	(2,048)	—	—
Accrued expenses	(1,019)	(154)	(5,400)	(1,268)
Long-term debt	(10,234)	—	(1,340)	(2,265)
Other noncurrent liabilities	—	—	(156)	—
Noncontrolling interests	—	—	(2,333)	—
Total consideration paid	$132,387	$42,883	$64,985	$13,104

Consideration paid for these acquisitions consisted of the following (in thousands):

			Crude Oil and	Retail
			Water Services	Propane
	Pecos	Third Coast	Businesses	Businesses
Cash paid, net of cash acquired	$87,444	$35,000	$52,552	$10,880
Value of common units issued	44,943	7,883	12,433	2,224
Total consideration paid	$132,387	$42,883	$64,985	$13,104

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Fiscal 2014

During the three months ended June 30, 2013, we completed two acquisitions of retail propane businesses for a combined purchase price of approximately $5.8 million. We also assumed $0.4 million of long-term debt in the form of non-compete agreements. We are still in the process of gathering information to ascertain the existence and fair value of assets acquired and liabilities assumed in these acquisitions.

Note 4 — Earnings per Unit

Our earnings per common and subordinated unit for the periods indicated below were computed as follows:

	Three Months Ended June 30,
	2013	2012
	(in thousands, except unit and per unit amounts)
Loss attributable to parent equity	$(17,633)	$(24,650)
Income allocated to general partner(*)	(1,688)	(95)
Loss allocated to limited partners	$(19,321)	$(24,745)

Loss allocated to:
Common unitholders	$(16,609)	$(20,200)
Subordinated unitholders	$(2,712)	$(4,545)

Weighted average common units outstanding	47,703,313	26,529,133

Weighted average subordinated units outstanding	5,919,346	5,919,346

Loss per common unit - basic and diluted	$(0.35)	$(0.76)

Loss per subordinated unit - basic and diluted	$(0.46)	$(0.77)

(*)  The income allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights, which are described in Note 10.

The restricted units described in Note 10 were antidilutive for the three-month periods ended June 30, 2013 and 2012.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Note 5 — Property, Plant and Equipment

Our property, plant and equipment consists of the following as of the dates indicated:

	June 30,	March 31,
Description and Useful Life	2013	2013
	(in thousands)

Natural gas liquids terminal assets (30 years)	$64,431	$63,637
Retail propane equipment (5-20 years)	156,741	152,802
Vehicles (5-10 years)	88,261	85,200
Water treatment facilities and equipment (3-30 years)	100,890	91,601
Crude oil tanks and related equipment (2-30 years)	22,027	21,308
Barges and tow boats (20 years)	21,135	21,135
Information technology equipment (3-5 years)	13,137	12,169
Buildings and leasehold improvements (5-30 years)	50,916	48,394
Land	22,164	21,604
Other (3-10 years)	17,381	17,288
Construction in progress	42,278	31,926
	599,361	567,064
Less: Accumulated depreciation	(62,910)	(50,127)
Net property, plant and equipment	$536,451	$516,937

Depreciation expense was $13.4 million and $6.1 million for the three months ended June 30, 2013 and 2012, respectively.

Note 6 — Goodwill and Intangible Assets

The changes in the balance of goodwill during the three months ended June 30, 2013 were as follows (in thousands):

Balance at March 31, 2013	$563,146
Acquisitions	40
Balance at June 30, 2013	$563,186

Goodwill by reportable segment is as follows:

	June 30,	March 31,
	2013	2013
	(in thousands)
Crude oil logistics	$244,073	$244,073
Water services	119,668	119,668
Natural gas liquids logistics	87,136	87,136
Retail propane	112,309	112,269
	$563,186	$563,146

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Our intangible assets consist of the following as of the dates indicated:

		June 30, 2013		March 31, 2013
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortizable —
Customer relationships*	5-20 years	$408,975	$39,387	$407,835	$30,959
Lease and other agreements	1-8 years	15,210	7,642	15,210	7,018
Non-compete agreements	2-7 years	12,020	3,644	11,855	2,871
Trade names	3-10 years	2,784	401	2,784	326
Debt issuance costs	5-10 years	21,705	4,379	19,494	2,981
Total amortizable		460,694	55,453	457,178	44,155

Non-amortizable —
Trade names	Indefinite	29,620	—	29,580	—
Total		$490,314	$55,453	$486,758	$44,155

*  The weighted-average remaining amortization period for customer relationship intangible assets is approximately 11 years.

Expected amortization of our amortizable intangible assets is as follows (in thousands):

Year Ending March 31,
2014 (nine months)	$33,911
2015	43,547
2016	41,777
2017	40,002
2018	34,322
Thereafter	211,682
$405,241

Amortization expense was as follows:

	Three Months Ended June 30,
Recorded in	2013	2012
	(in thousands)
Cost of sales	$625	$200
Depreciation and amortization	9,276	3,166
Interest expense	1,397	501
Loss on early extinguishment of debt	—	5,769
	$11,298	$9,636

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Note 7 — Long-Term Debt

Our long-term debt consists of the following:

	June 30,	March 31,
	2013	2013
	(in thousands)
Revolving credit facility —
Expansion capital loans	$444,500	$441,500
Working capital loans	76,000	36,000

Senior notes	250,000	250,000

Other notes payable	20,036	21,562
	790,536	749,062
Less - current maturities	8,720	8,626
Long-term debt	$781,816	$740,436

On June 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). Also on June 19, 2012, we entered into a note purchase agreement (the “Note Purchase Agreement”) whereby we issued $250 million of Senior Notes in a private placement (the “Senior Notes”).

Credit Agreement

The Working Capital Facility had a total capacity of $325.0 million for cash borrowings and letters of credit at June 30, 2013. At June 30, 2013, we had outstanding cash borrowings of $76.0 million and outstanding letters of credit of $73.9 million on the Working Capital Facility, leaving a remaining capacity of $175.1 million at June 30, 2013. The Expansion Capital Facility had a total capacity of $725.0 million for cash borrowings at June 30, 2013. At June 30, 2013, we had outstanding cash borrowings of $444.5 million on the Expansion Capital Facility, leaving a remaining capacity of $280.5 million at June 30, 2013. The capacity available under the Working Capital Facility may be limited by a “borrowing base,” as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time. At June 30, 2013, the borrowing base provisions of the Credit Agreement did not have any impact on the capacity available under the Working Capital Facility.

The commitments under the Credit Agreement expire on June 19, 2017. We have the right to pre-pay outstanding borrowings under the Credit Agreement without incurring any penalties, and pre-payments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 1.75% to 2.75% per annum or (ii) an adjusted LIBOR rate plus a margin of 2.75% to 3.75% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At June 30, 2013, the interest rate in effect on outstanding LIBOR borrowings was 3.2%, calculated as the LIBOR rate of 0.2% plus a margin of 3.0%. At June 30, 2013, the interest rate in effect on outstanding base rate borrowings was 5.25%, calculated as the base rate of 3.25% plus a margin of 2.0%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. At June 30, 2013, our outstanding borrowings and interest rates under our Revolving Credit Facility were as follows (dollars in thousands):

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

	Amount	Rate
Expansion Capital Facility — LIBOR borrowings	$444,500	3.20%
Working Capital Facility — LIBOR borrowings	48,500	3.20%
Base rate borrowings	27,500	5.25%

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our “leverage ratio,” as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end. At June 30, 2013, our leverage ratio was approximately 3 to 1. The Credit Agreement also specifies that our “interest coverage ratio,” as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At June 30, 2013, our interest coverage ratio was approximately 7 to 1.

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

At June 30, 2013, we were in compliance with all covenants under the Credit Agreement.

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

At June 30, 2013, we were in compliance with all covenants under the Note Purchase Agreement and the Senior Notes.

Previous credit facilities

On June 19, 2012, we made a principal payment of $306.8 million to retire our previous revolving credit facility. Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized. This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Other Notes Payable

We have executed various non-interest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. We also acquired certain notes payable in our acquisition of Pecos that relate to equipment financing; the interest rates on these notes payable range from 2.1% to 4.9% at June 30, 2013.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows as of June 30, 2013 (in thousands):

	Revolving		Other
	Credit	Senior	Notes
Year ending March 31,	Facility	Notes	Payable	Total
2014 (nine months)	$—	$—	$6,302	$6,302
2015	—	—	6,735	6,735
2016	—	—	3,386	3,386
2017	—	—	2,108	2,108
2018	520,500	25,000	1,252	546,752
Thereafter	—	225,000	253	225,253
	$520,500	$250,000	$20,036	$790,536

Note 8 — Income Taxes

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

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in the consolidated financial statements at June 30, 2013.

Note 9 — Commitments and Contingencies

Legal Contingencies

We are party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these claims, legal actions, and complaints, after consideration of amounts accrued, insurance coverage, and other arrangements, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain, and estimates of our liabilities may change materially as circumstances develop.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Customer Dispute

A customer of our crude oil logistics segment has disputed the transportation rate schedule we used to bill the customer for services that we provided from November 2012 through February 2013, which was the same rate schedule that Pecos used to bill the customer from April 2011 through October 2012 (prior to our acquisition of Pecos). The customer has not paid $1.7 million of the amount we charged for services we provided from November 2012 through February 2013. In May 2013, we filed a petition in the District Court of Harris County, Texas seeking to collect these unpaid fees from the customer. Later in May 2013, the customer filed an answer and counterclaim seeking to recover $5.5 million that it paid to Pecos prior to our acquisition of Pecos. We have not recorded revenue for the $1.7 million of unpaid fees charged subsequent to our acquisition of Pecos, pending resolution of the dispute. We are not able to reliably predict the outcome of this dispute at this time, but we do not believe the outcome will have a material adverse effect on our consolidated financial position or results of operations.

Canadian Fuel and Sales Taxes

The taxing authority of a province in Canada completed an audit of fuel and sales tax payments and concluded that High Sierra should have collected from customers and remitted to the taxing authority approximately $14.9 million of fuel taxes and sales taxes on certain historical sales. High Sierra had not collected and remitted fuel and sales taxes on these transactions, as High Sierra believed the transactions were exempt from these taxes. We are in the process of gathering information to support our position that the transactions were exempt from the taxes, which we believe could substantially reduce the amount of the tax assessed. If we are unsuccessful in demonstrating that these transactions were exempt, we would be required to remit payment to the taxing authority; however, we expect we would be able to recover these payments from the customers pursuant to the terms of our contracts with the customers. Although the outcome of this matter is not certain at this time, we do not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations. We recorded in the acquisition accounting for the merger with High Sierra a liability of $14.9 million, which is the full amount assessed, and a receivable of $14.1 million, which represents the amount we would expect to recover from the customers in the event we are ultimately required to pay the taxes assessed.

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

Asset Retirement Obligations

We have recorded an asset retirement obligation liability of $1.6 million at June 30, 2013. This liability is related to the wastewater disposal assets and crude oil pipeline injection facilities for which we have contractual and regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are retired.

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Operating Leases

We have executed various non-cancelable operating lease agreements for product storage, office space, vehicles, real estate, and equipment. Future minimum lease payments under contractual commitments as of June 30, 2013 are as follows (in thousands):

Year Ending March 31,
2014 (nine months)	$43,468
2015	37,493
2016	31,376
2017	29,035
2018	21,542
Thereafter	39,329
Total	$202,243

Rental expense relating to operating leases was $15.4 million during the three months ended June 30, 2013 and $4.8 million during the three months ended June 30, 2012.

Sales and Purchase Contracts

We have entered into sales and purchase contracts for natural gas liquids (including propane, butane, and ethane) and crude oil to be delivered in future periods. These contracts require that the parties physically settle the transactions with inventory. At June 30, 2013, we had the following such commitments outstanding:

	Volume	Value
	(in thousands )
Natural gas liquids fixed-price purchase commitments (gallons)	82,653	$74,513
Natural gas liquids floating-price purchase commitments (gallons)	805,884	$756,142
Natural gas liquids fixed-price sale commitments (gallons)	139,293	$152,523
Natural gas liquids floating-price sale commitments (gallons)	533,918	$578,277

Crude oil floating-price purchase commitments (barrels)	5,439	$494,620
Crude oil floating-price sale commitments (barrels)	5,308	$500,527

We account for the contracts shown in the table above as normal purchases and normal sales. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs.

Certain of the forward purchase and sale contracts shown in the table above were acquired in the June 2012 merger with High Sierra. We recorded these contracts at their estimated fair values at the merger date, and we are amortizing these assets and liabilities to cost of sales over the remaining terms of the contracts. During the three months ended June 30, 2013, our natural gas logistics segment recorded cost of sales of $1.4 million related to these contracts and our crude oil logistics segment recorded a reduction to cost of sales of $0.2 million related to these contracts. At June 30, 2013, the unamortized balances included in our consolidated balance sheet were as follows (in thousands):

Current assets	$1,414
Current liabilities	(124)
Net assets	$1,290

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

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

During the three months ended June 30, 2013, we distributed a total of $26.8 million ($0.4775 per common and subordinated limited partner unit and per general partner notional unit) to our unitholders of record as of April 25, 2013. This included an incentive distribution of $1.2 million to the general partner. On July 25, 2013, we declared a distribution of $0.4938 per common unit, to be paid on August 14, 2013 to unitholders of record on August 5, 2013. This distribution amounts to $33.5 million, including amounts to be paid on common, subordinated, and general partner notional units and the amount to be paid on incentive distribution rights.

Equity-Based Incentive Compensation

Our general partner has adopted a long-term incentive plan (the “LTIP”), which allows for the issuance of equity-based compensation to employees and directors. During the fiscal year ended March 31, 2013 and during the three months ended June 30, 2013, the board of directors of our general partner granted certain restricted units to employees and directors, which will vest in tranches, subject to the continued service of the recipients. The awards may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period.

The following table summarizes the restricted unit activity during the three months ended June 30, 2013:

Unvested restricted units at March 31, 2013	1,444,900
Units granted	300,500
Units forfeited	(5,000)
Unvested restricted units at June 30, 2013	1,740,400

The scheduled vesting of the awards is summarized below:

Vesting Date	Number of Awards
July 1, 2013	398,800
January 1, 2014	20,000
July 1, 2014	397,800
January 1, 2015	12,000
July 1, 2015	319,300
January 1, 2016	12,000
July 1, 2016	310,500
January 1, 2017	12,000
July 1, 2017	216,000
January 1, 2018	12,000
July 1, 2018	30,000
Total unvested units at June 30, 2013	1,740,400

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

On July 1, 2013, 398,800 of the awards vested. We issued 282,689 common units to the recipients and we withheld 116,111 common units, in return for which we paid withholding taxes on behalf of the recipients.

We record the expense for each tranche on a straight-line basis over the period beginning with the vesting of the previous tranche and ending with the vesting of the tranche. We adjust the cumulative expense recorded through the reporting date using the estimated fair value of the awards at the reporting date. The weighted-average fair value of the awards was $26.15 at June 30, 2013, which was calculated as the closing price of the common units on June 30, 2013, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth.

We recorded $7.1 million of expense related to restricted unit awards during the three months ended June 30, 2013 and we recorded $0.6 million of expense related to restricted unit awards during the three months ended June 30, 2012. We estimate that the expense we will record on the unvested awards as of June 30, 2013 will be as follows (in thousands), after taking into consideration an estimate of forfeitures of approximately 76,000 units. For purposes of this calculation, we have used the closing price of the common units on June 30, 2013.

Year Ending March 31,
2014 (nine months)	$9,338
2015	10,127
2016	9,167
2017	6,962
2018	2,339
2019	203
Total	$38,136

Following is a rollforward of the liability related to equity-based compensation, which is reported within accrued expenses and other payables on our consolidated balance sheets (in thousands):

Balance at March 31, 2013	$5,043
Expense recorded during the three months ended June 30, 2013	7,075
Balance at June 30, 2013	$12,118

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common and subordinated units. The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common and subordinated units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations will not be considered to be delivered under the LTIP. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. As of June 30, 2013, approximately 3.5 million units remain available for issuance under the LTIP.

Note 11 — Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature. We believe the carrying amounts of our long-term debt instruments, including the Revolving Credit Facility and the Senior Notes, approximate their fair values, as we do not believe market conditions have changed materially since we entered into these debt agreements.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

Commodity Derivatives

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at June 30, 2013:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$434	$(4,593)
Level 2 measurements	11,302	(15,890)
	11,736	(20,483)

Netting of counterparty contracts (1)	(4,297)	4,297
Cash collateral provided	—	5,486
Commodity contracts reported on consolidated balance sheet	$7,439	$(10,700)

(1)         Relates to derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty.

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at March 31, 2013:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$947	$(3,324)
Level 2 measurements	9,911	(13,280)
	10,858	(16,604)

Netting of counterparty contracts (1)	(3,503)	3,503
Cash collateral provided or held	(1,760)	400
Commodity contracts reported on consolidated balance sheet	$5,595	$(12,701)

(1)         Relates to derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty.

The commodity derivative assets (liabilities) are reported in the following accounts on the consolidated balance sheets:

	June 30,	March 31,
	2013	2013
	(in thousands)
Prepaid expenses and other current assets	$7,216	$5,551
Other noncurrent assets	223	44
Accrued expenses and other payables	(9,384)	(12,701)
Other noncurrent liabilities	(1,316)	—
Net liability	$(3,261)	$(7,106)

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

The following table sets forth our open commodity derivative contract positions at June 30, 2013 and March 31, 2013. We do not account for these derivatives as hedges.

		Total	Fair Value
		Notional	of
		Units	Net Assets
Contracts	Settlement Period	(Barrels)	(Liabilities)
		(in thousands)
As of June 30, 2013 -
Butane cross-commodity (1)	July 2013 — March 2014	1,366	$(13,218)
Crude oil cross-commodity (2)	July 2013 — March 2014	(986)	(2,732)
Crude oil fixed-price (3)	July 2013 — March 2014	(270)	4,521
Crude oil index (4)	July 2013 — June 2014	267	1,043
Propane fixed-price (5)	July 2013 — December 2014	(370)	1,595
Other	July 2013 — March 2014	(43)	44
			(8,747)
Net cash collateral held			5,486
Net fair value of commodity derivatives on consolidated balance sheet			$(3,261)

As of March 31, 2013 -
Butane cross-commodity (1)	April 2013 — March 2014	1,546	$(2,557)
Crude oil cross-commodity (2)	April 2013 — March 2014	(1,116)	(7,651)
Crude oil fixed-price (3)	April 2013 — March 2014	(144)	1,033
Crude oil index (4)	April 2013 — June 2014	(91)	153
Propane fixed-price (5)	April 2013 — March 2014	(282)	3,197
Other	May 2013 — June 2013	8	79
			(5,746)
Net cash collateral held			(1,360)
Net fair value of commodity derivatives on consolidated balance sheet			$(7,106)

(1)         Butane cross-commodity – Our natural gas liquids logistics segment purchases or sells certain commodities for which the pricing mechanism is based on a different commodity. The contracts listed in this table as “Butane cross-commodity” represent financial derivatives we have entered into as an economic hedge against the risk of changes in butane prices relative to the price of the other commodity.

(2)         Crude oil cross-commodity – Our natural gas liquids logistics segment purchases or sells certain commodities for which the pricing mechanism is based on a different commodity. The contracts listed in this table as “Crude oil cross-commodity” represent financial derivatives we have entered into as an economic hedge against the risk of changes in crude prices relative to the price of the other commodity.

(3)         Crude oil fixed-price – Our crude oil logistics segment routinely purchases crude oil inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “Crude oil fixed-price” represent financial derivatives we have entered into as an economic hedge against the risk that crude oil prices will decline while we are holding the inventory.

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

(4)         Crude oil index – Our crude oil logistics segment routinely enters into crude oil purchase and sale contracts that are priced based on an index. These indices may vary in the type or location of crude oil, or in the timing of delivery within a given month. The contracts listed in this table as “Crude oil index” represent financial derivatives entered into as economic hedges against the risk that changes in the different index prices would reduce the margins between the purchase and the sale transactions.

(5)         Propane fixed-price – Our natural gas liquids logistics segment routinely purchases propane inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “Propane fixed-price” represent financial derivatives we have entered into as an economic hedge against the risk that propane prices will decline while we are holding the inventory.

We recorded the following net gains (losses) from our commodity and interest rate derivatives during the periods indicated:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Commodity contracts -
Unrealized gain (loss)	$(3,578)	$1,929
Realized gain (loss)	(3,631)	2,299
Interest rate swaps	—	(1)
Total	$(7,209)	$4,227

The commodity contract gains and losses are included in cost of sales in the consolidated statements of operations.

Interest Rate Swap Agreement

We have entered into an interest rate swap agreement to hedge the risk of interest rate fluctuations on our long-term debt. This agreement effectively converts a portion of our floating rate debt into fixed rate debt on a notional amount of $8.5 million and ends on December 31, 2013. The notional amounts of derivative instruments do not represent actual amounts exchanged between the parties, but instead represent amounts on which the contracts are based. We recorded a liability of less than $0.1 million at June 30, 2013 and March 31, 2013 related to this agreement.

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

As is customary in the crude oil industry, we generally receive payment from customers for sales of crude oil on a monthly basis. As a result, receivables from individual customers in our crude business are generally higher than the receivables from customers in our other segments.

Failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated statements of financial position and recognized in our net income.

Interest Rate Risk

The interest rate on our Revolving Credit Facility floats based on market indices. At June 30, 2013, we had $493.0 million of debt on our Revolving Credit Facility at a rate of 3.2% and $27.5 million of debt on our Revolving Credit Facility at a rate of 5.25%. A change of 0.125% in the interest rate would result in a change to annual interest expense of approximately $0.7 million on the revolving debt balance of $520.5 million.

Note 12 — Segments

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

Our natural gas liquids logistics segment supplies propane and other natural gas liquids, and provides natural gas liquids transportation, terminaling, and storage services to retailers, wholesalers, and refiners. This segment includes our historical natural gas liquids operations and the natural gas liquids operations acquired in the June 2012 merger with High Sierra. We previously reported our natural gas liquids operations in two segments, referred to as our “wholesale marketing and supply” and “midstream” segments. The data in the table below has been presented under our new structure for both periods, with the amounts previously reported in the wholesale marketing and supply and midstream segments reported on a combined basis within the natural gas liquids logistics segment.

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

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenues:
Crude oil logistics -
Crude oil sales	$928,534	$73,364
Other revenues	9,935	514
Water services -
Water treatment and disposal	18,688	1,512
Water transportation	1,825	429
Natural gas liquids logistics -
Propane sales	123,837	105,844
Other natural gas liquids sales	249,853	95,416
Other revenues	8,864	2,826
Retail propane -
Propane sales	46,691	39,852
Distillate sales	17,869	11,764
Other retail sales	7,700	7,592
Other	1,474	153
Elimination of intersegment sales	(29,313)	(12,830)
Total revenues	$1,385,957	$326,436

Depreciation and Amortization:
Crude oil logistics	$4,684	$260
Water services	7,356	282
Natural gas liquids logistics	2,704	1,897
Retail propane	7,240	6,741
Other	740	47
Total depreciation and amortization	$22,724	$9,227

Operating Income (Loss):
Crude oil logistics	$6,609	$(4,310)
Water services	3,043	170
Natural gas liquids logistics	(2,115)	1,185
Retail propane	(1,504)	(6,171)
Corporate and other	(13,375)	(5,948)
Total operating loss	$(7,342)	$(15,074)

Other items not allocated by segment:
Interest expense	(10,622)	(3,800)
Loss on early extinguishment of debt	—	(5,769)
Interest income	398	366
Other income, net	(348)	26
Income tax (expense) benefit	406	(459)
Net loss	$(17,508)	$(24,710)

Additions to property, plant and equipment, including acquisitions (accrual basis):
Crude oil logistics	$4,126	$25,478
Water services	7,709	91,778
Natural gas liquids logistics	15,107	2,111
Retail propane	6,946	54,711
Other	629	12,144
Total	$34,517	$186,222

	June 30,	March 31,
	2013	2013
	(in thousands)
Total assets:
Crude oil logistics	$800,627	$801,030
Water services	466,033	466,462
Natural gas liquids logistics	555,269	474,141
Retail propane	488,845	513,301
Corporate	42,527	36,413
Total	$2,353,301	$2,291,347

Long-lived assets, net:
Crude oil logistics	$356,033	$356,750
Water services	453,925	453,986
Natural gas liquids logistics	249,221	238,192
Retail propane	442,670	441,762
Corporate	32,649	31,996
Total	$1,534,498	$1,522,686

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

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

Certain members of management of High Sierra who joined our management team upon completion of the June 19, 2012 merger with High Sierra own interests in several entities. Subsequent to this business combination with High Sierra, we have purchased products and services from and have sold products and services to these entities. The majority of these purchases represent crude oil purchases and are reported within cost of sales in our consolidated statements of operations, although approximately $2.0 million of these transactions during the three months ended June 30, 2013 represented capital expenditures and were recorded as increases to property, plant and equipment. The majority of these sales represent sales of crude oil and have been recorded within revenues in our consolidated statement of operations. In addition, our retail operations purchased goods and services from certain entities owned by our executive officers and their family members.

These transactions are summarized in the table below (in thousands):

	Three Months Ended June 30,
	2013	2012

Sales to SemGroup	$—	$12,682
Purchases from SemGroup	19,539	12,548
Sales to entities affiliated with High Sierra management	51,103	189
Purchases from entities affiliated with High Sierra management	7,615	1,756
Purchases from entities affiliated with retail segment management	209	87

Receivables from affiliates at June 30, 2013 and March 31, 2013 consist of the following (in thousands):

	June 30,	March 31,
	2013	2013

Receivables from entities affiliated with High Sierra management	$14,397	$22,787
Other	82	96
	$14,479	$22,883

Payables to related parties at June 30, 2013 and March 31, 2013 consist of the following (in thousands):

	June 30,	March 31,
	2013	2013

Payables to SemGroup	$8,419	$4,601
Payables to entities affiliated with High Sierra management	2,069	2,299
Other	16	—
	$10,504	$6,900

NGL ENERGY PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2013 and March 31, 2013, and for the

Three Months Ended June 30, 2013 and 2012

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

Note 14 — Subsequent Events

Equity Offering

On July 5, 2013, we completed a public offering of 10,350,000 common units. We received net proceeds of approximately $287.5 million, after underwriting discounts and commissions of $12.0 million and estimated offering costs of $0.7 million. We used the majority of the net proceeds from the offering to reduce the balance on our Revolving Credit Facility.

Acquisitions Subsequent to June 30, 2013

On August 2, 2013, we completed the acquisition of seven entities affiliated with Oilfield Water Lines LP (“OWL”) to expand our water services operations in Texas. We issued 2,463,287 common units, valued at $69.0 million, and paid approximately $168.0 million of cash to acquire these entities. The acquisition agreement contemplates a post-closing adjustment to the purchase price for certain specified working capital items. The acquisition agreement also includes a provision whereby the purchase price may be increased if certain performance targets are achieved during the six months following the acquisition. The maximum potential increase to the purchase price under this provision is $60 million.

During July 2013, we completed three separate acquisitions. These included a crude oil barge transportation and terminalling business in South Texas, and water disposal business in West Texas, and a retail propane business in Illinois. On a combined basis, we issued 175,211 common units, valued at $5.3 million, and paid $98.2 million in cash to acquire these businesses. The acquisition agreements contemplate post-closing adjustments to the purchase prices for certain specified working capital items.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations as of and for the three months ended June 30, 2013. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Overview

NGL Energy Partners LP (“we”, “us”, “our”, or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. At the time of formation, our operations included a wholesale natural gas liquids business and a retail propane business. We completed an initial public offering in May 2011. Subsequent to our initial public offering, we significantly expanded our operations through a number of business combinations, including the following:

•                  On October 3, 2011, we completed a business combination with E. Osterman Propane, Inc., its affiliated companies and members of the Osterman family, whereby we acquired retail propane operations in the northeastern United States.

•                  On November 1, 2011, we completed a business combination with SemStream, L.P. (“SemStream”), whereby we acquired SemStream’s wholesale natural gas liquids supply and marketing operations and its 12 natural gas liquids terminals.

•                  On January 3, 2012, we completed a business combination with seven companies associated with Pacer Propane Holding, L.P., whereby we acquired retail propane operations, primarily in the western United States.

•                  On February 3, 2012, we completed a business combination with North American Propane, Inc., whereby we acquired retail propane and distillate operations in the northeastern United States.

•                  During the year ended March 31, 2012, we completed three additional separate business combination transactions to acquire retail propane operations.

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

•                  On December 31, 2012, we completed a business combination whereby we acquired all of the membership interests in Third Coast Towing, LLC (“Third Coast”). The business of Third Coast consists primarily of transporting crude oil via barge.

•                  During the year ended March 31, 2013, we completed six additional separate business combination transactions to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States.

•                  During the year ended March 31, 2013, we completed four additional separate acquisitions to expand the assets and operations of our crude oil logistics and water services businesses.

•                  During the three months ended June 30, 2013, we completed two acquisitions of retail propane and distillate businesses.

As of June 30, 2013, our businesses include:

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

The range of high and low spot prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma for the period indicated and the prices as of period end are as follows:

	Spot Price Per Barrel
			At Period
	Low	High	End

For the three months ended June 30, 2013	$86.68	$98.44	$96.56

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

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

Our wholesale business is a “cost-plus” business that is affected both by price fluctuations and volume variations. We establish our selling price based on a pass-through of our product supply, transportation, handling, storage and capital costs plus an acceptable margin. The margins we realize in our wholesale business are substantially less as a percentage of revenues or on a per gallon basis than our retail propane business.

Weather conditions have a significant impact on the demand for propane and butane, and sales volumes and prices are typically higher during the colder months of the year. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

At Conway, Kansas and Mt. Belvieu, Texas, two of our main pricing hubs, the range of low and high spot propane prices per gallon for the periods indicated and the prices as of period end were as follows:

	Conway, Kansas			Mt. Belvieu, Texas
	Spot Price		Spot Price	Spot Price		Spot Price
	Per Gallon		Per Gallon	Per Gallon		Per Gallon
	Low	High	At Period End	Low	High	At Period End

For the Three Months Ended:
June 30, 2013	$0.77	$0.91	$0.80	$0.81	$0.97	$0.85
June 30, 2012	0.50	0.96	0.54	0.71	1.22	0.82

The range of high and low spot butane prices per gallon at Mt. Belvieu, Texas are shown below for the periods indicated:

	Spot Price Per Gallon
	Low	High	At Period End
For the Three Months Ended:
June 30, 2013	$1.08	$1.41	$1.18
June 30, 2012	1.14	1.93	1.22

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

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

A significant factor affecting the profitability of our retail propane segment is our ability to maintain our realized product margin on a cents per gallon basis. Product margin is the differential between our sales prices and our total product costs, including transportation and storage. Historically, we have been successful in passing on price increases to our customers. We monitor propane and distillate prices daily and adjust our retail prices to maintain expected margins by passing on the wholesale costs to our customers. We believe that volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

In periods of significant propane price increases we have experienced, and expect to continue to experience, conservation of propane used by our customers that could result in a decline in our sales volumes, revenues and gross margins. In periods of decreasing costs, we have typically experienced an increase in our product margin. The retail propane business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes. Approximately 70% of our retail volume is sold during the peak heating season from October through March. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Recent Developments

Equity Offering

On July 5, 2013, we completed a public offering of 10,350,000 common units. We received net proceeds of approximately $287.5 million, after underwriting discounts and commissions of $12.0 million and estimated offering costs of $0.7 million. We used the majority of the net proceeds from the offering to reduce the balance on our Revolving Credit Facility.

Acquisitions Subsequent to June 30, 2013

On August 2, 2013, we completed the acquisition of seven entities affiliated with Oilfield Water Lines LP (“OWL”) to expand our water services operations in Texas. We issued 2,463,287 common units, valued at $69.0 million, and paid approximately $168.0 million of cash to acquire these entities. The acquisition agreement contemplates a post-closing adjustment to the purchase price for certain specified working capital items. The acquisition agreement also includes a provision whereby the purchase price may be increased if certain performance targets are achieved during the six months following the acquisition. The maximum potential increase to the purchase price under this provision is $60 million.

During July 2013, we completed three separate acquisitions. These included a crude oil barge transportation and terminalling business in South Texas, and water disposal business in West Texas, and a retail propane business in Illinois. On a combined basis, we issued 175,211 common units, valued at $5.3 million, and paid $98.2 million in cash to acquire these businesses. The acquisition agreements contemplate post-closing adjustments to the purchase prices for certain specified working capital items.

Summary Discussion of Operating Results for the Three Months ended June 30, 2013

During the three months ended June 30, 2013, we generated an operating loss of $7.3 million, compared to an operating loss of $15.1 million during the three months ended June 30, 2012.

Our crude oil logistics segment generated operating income of $6.6 million during the three months ended June 30, 2013. This operating income was lower than for the three-month periods ended March 31, 2013, December 31, 2012, and June 30, 2012, due primarily to a narrowing of the price differences between markets, which reduced our opportunities to generate increased margins by transporting product from lower-price to higher-price markets.

Our water services segment generated operating income of $3.0 million during the three months ended June 30, 2013. This amount is relatively consistent with the operating income generated during the three-month periods ended March 31, 2013 and December 31, 2012.

Our natural gas liquids logistics business generated an operating loss of $2.1 million during the three months ended June 30, 2013, compared to operating income of $1.2 million during the three months ended June 30, 2012. Due to the seasonal nature of demand for natural gas liquids, sales volumes of our natural gas liquids logistics business are typically lower during the first and second quarters of the fiscal year than during the third and fourth quarters of the fiscal year.

Our retail propane business generated an operating loss of $1.5 million during the three months ended June 30, 2013, compared to an operating loss of $6.2 million during the three months ended June 30, 2012. Due to the seasonal nature of demand for natural gas liquids, sales volumes of our retail propane business are lower during the first and second quarters of the fiscal year than during the third and fourth quarters of the fiscal year. The lower operating loss during the three months ended June 30, 2013, compared to the operating loss during the three months ended June 30, 2012, was due primarily to more favorable weather patterns. Synergies resulting from the integration of acquired businesses also contributed to the improved operating results.

We incurred interest expense of $10.6 million during the three months ended June 30, 2013. This was higher than the interest expense during the three months ended June 30, 2012, due primarily to borrowings during fiscal 2013 to finance acquisitions.

Consolidated Results of Operations

The following table summarizes our historical unaudited consolidated statements of operations for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenues	$1,385,957	$326,436
Cost of sales	1,303,076	298,985
Operating and general and administrative expenses	67,499	33,298
Depreciation and amortization	22,724	9,227
Operating loss	(7,342)	(15,074)
Interest expense	(10,622)	(3,800)
Loss on early extinguishment of debt	—	(5,769)
Interest and other income	50	392
Loss before income taxes	(17,914)	(24,251)
Income tax (provision) benefit	406	(459)
Net loss	(17,508)	(24,710)
Net income allocated to general partner	(1,688)	(95)
Net (income) loss attributable to noncontrolling interests	(125)	60
Net loss attributable to parent equity allocated to limited partners	$(19,321)	$(24,745)

See the detailed discussion of revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization and operating income by operating segment below. The business combination with High Sierra and the subsequent acquisitions of crude oil logistics and water services businesses described above had a significant impact on the comparability of our results of operations for the three months ended June 30, 2013 and 2012.

Set forth below is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

Interest Expense

The largest component of interest expense during the three months ended June 30, 2013 and 2012 has been interest on revolving credit facilities and on senior notes that we issued in June 2012. See Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report for additional information on our long-term debt. The change in interest expense during the periods presented is due primarily to fluctuations in the average outstanding debt balance, as summarized below:

	Average Debt		Average Debt
	Balance		Balance
	Outstanding -	Average	Outstanding -
	Revolving Facilities	Interest Rate -	Senior Notes	Interest Rate -
	(in thousands)	Revolving Facilities	(in thousands)	Senior Notes

Three Months Ended June 30,
2013	$469,489	3.66%	$250,000	6.65%
2012	$274,114	3.81%	$32,967	6.65%

Interest expense also includes amortization of debt issuance costs, which represented $1.4 million of expense during the three months ended June 30, 2013 and $0.5 million of expense during the three months ended June 30, 2012. Interest expense also includes letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations assumed in business combinations.

On June 19, 2012, we retired our previous revolving credit facility. Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized. This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations.

The increased level of debt outstanding during the three months ended June 30, 2013 is due primarily to borrowings to finance acquisitions.

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

See Note 8 to our consolidated financial statements included elsewhere in this annual report for additional description of income tax provisions.

Noncontrolling Interests

As of June 30, 2013, we have three consolidated subsidiaries in which outside parties own interests. Our ownership interests in these subsidiaries range from 60% to 80%. The noncontrolling interest shown in our consolidated statements of operations represents the other owners’ share of the net income of these entities.

Non-GAAP Financial Measures

The following table reconciles net loss attributable to parent equity to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures, for the periods indicated:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
EBITDA:
Net loss attributable to parent equity	$(17,633)	$(24,650)
Provision (benefit) for income taxes	(406)	459
Interest expense	10,622	3,800
Loss on early extinguishment of debt	—	5,769
Depreciation and amortization expense	23,195	9,414
EBITDA	$15,778	$(5,208)
Unrealized (gain) loss on derivative contracts	3,578	(1,929)
Loss on sale of assets	373	7
Share-based compensation expense	7,075	655
Adjusted EBITDA	$26,804	$(6,475)

We define EBITDA as net income (loss) attributable to parent equity, plus income taxes, interest expense and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding the unrealized gain or loss on derivative contracts, the gain or loss on the disposal of assets, and share-based compensation expenses. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP as those items are used to measure operating performance, liquidity, or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other entities.

Segment Operating Results for the Three Months Ended June 30, 2013 and 2012

Items Impacting the Comparability of Our Financial Results

Our results of operations for the three months ended June 30, 2013 may not be comparable to our results of operations for the three months ended June 30, 2012, due to the business combinations described above. The results of operations of our natural gas liquids businesses are impacted by seasonality, primarily due to the increase in volumes sold by our retail and wholesale natural gas liquids businesses during the peak heating season of October through March. In addition, product price fluctuations can have a significant impact on our sales volumes. For these and other reasons, our results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

Volumes Sold or Delivered

The following table summarizes the volume of product sold and wastewater delivered for the three months ended June 30, 2013, and 2012, respectively. Volumes shown in the table below for our natural gas liquids logistics segment include sales to our retail segment.

	Three Months Ended June 30,
Segment	2013	2012	Change
	(in thousands)
Crude oil logistics
Crude oil sold (barrels)	9,255	881	8,374

Water services
Water delivered (barrels)	10,039	731	9,308

Natural gas liquids logistics
Propane sold (gallons)	127,419	118,915	8,504
Other natural gas liquids sold (gallons)	249,252	64,955	184,297

Retail propane
Propane sold (gallons)	23,393	19,270	4,123
Distillates sold (gallons)	5,104	3,249	1,855

The increase in volumes of our crude oil logistics and water services segments is due primarily to the fact that we did not own these businesses until our June 19, 2012 merger with High Sierra. During the quarter ended June 30, 2012, the crude oil logistics and water services businesses were only included in our results of operations for the last eleven days of the quarter. In addition, we completed several subsequent acquisitions of crude oil logistics and water services businesses, including Pecos (completed in November 2012) and Third Coast (completed in December 2012), among others.

The increase in volumes sold by our natural gas liquids logistics business is due primarily to the June 19, 2012 merger with High Sierra.

The increase in volumes sold by our retail propane segment was due primarily to changes in weather conditions. Due to mild weather conditions during fiscal 2012, our customers had higher than normal levels of product on hand at the end of the winter season, which reduced demand during the three months ended June 30, 2012. The increase in volume sold is also attributable to acquisitions during fiscal 2013, primarily the May 1, 2012 acquisition of the assets and operations of Downeast Energy Corp (“Downeast”).

Operating Income (Loss) by Segment

Our operating income (loss) by segment is as follows:

	Three Months Ended June 30,
Segment	2013	2012	Change
	(in thousands)
Crude oil logistics	$6,609	$(4,310)	$10,919
Water services	3,043	170	2,873
Natural gas liquids logistics	(2,115)	1,185	(3,300)
Retail propane	(1,504)	(6,171)	4,667
Corporate and other	(13,375)	(5,948)	(7,427)
Operating loss	$(7,342)	$(15,074)	$7,732

The operating loss within “corporate and other” for the three months ended June 30, 2013 includes approximately $7.1 million of expense related to equity-based compensation, approximately $0.6 million of expenses related to acquisitions, and approximately $5.4 million of other corporate expenses.

The operating loss within “corporate and other” for the three months ended June 30, 2012 includes approximately $0.6 million of expense related to equity-based compensation, approximately $3.8 million of expenses related to acquisitions, and approximately $1.5 million of other corporate expenses.

The increase in equity-based compensation expense is due to the timing of the grants. Most of the restricted unit awards were granted in June 2012 and December 2012, and the expense is recorded over the vesting period of the awards.

The decrease in acquisition-related expenses is due primarily to the fact that $3.5 million of expense recorded during the three months ended June 30, 2012 related to the merger with High Sierra. This merger was completed on June 19, 2012.

The increase in other corporate expenses is due primarily to increases in compensation expense, due to the addition of new corporate employees. This includes employees of High Sierra who joined us after the merger, and also includes new employees subsequently added to provide general and administrative services in support of the growth of our business.

The operations of our compressor leasing business, which was acquired in our merger with High Sierra, are also included within “corporate and other.”

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the three months ended June 30, 2013 and 2012 (amounts in thousands). The operations of our crude oil logistics segment began with our June 19, 2012 merger with High Sierra.

	Three Months Ended June 30,
	2013	2012
Revenues:
Crude oil sales	$928,534	$73,364
Other revenues	9,935	514
Total revenues(1)	938,469	73,878
Expenses:
Cost of sales	916,894	77,244
Operating expenses	9,415	610
General and administrative expenses	867	74
Depreciation and amortization expense	4,684	260
Total expenses	931,860	78,188
Segment operating income (loss)	$6,609	$(4,310)

(1)         Revenues include $1.4 million of intersegment sales during the three months ended June 30, 2013 that are eliminated in our consolidated statement of operations.

Revenue. We generated revenue of $928.5 million from crude oil sales during the three months ended June 30, 2013, selling 9.3 million barrels at an average price of $100.33 per barrel. We also generated $9.9 million of revenue from the transportation of crude oil owned by other parties and other services. During the three months ended June 30, 2012, we generated revenue of $73.4 million from crude oil sales, selling 0.9 million barrels at an average price of $83.27 per barrel. Our crude oil logistics business began with our June 19, 2012 merger with High Sierra; we only owned this business for the last eleven days of the quarter ended June 30, 2012.

Cost of Sales. Our cost of crude oil sold was $916.9 million during the three months ended June 30, 2013. We sold 9.3 million barrels at an average cost of $99.07 per barrel. Our cost of sales during the three months ended June 30, 2013 was reduced by $4.6 million of unrealized gains on derivatives. During the three months ended June 30, 2012, our cost of crude oil sold was $77.2 million. We sold 0.9 million barrels at an average cost of $87.68 per barrel. Our crude oil logistics business began with our June 19, 2012 merger with High Sierra; we only owned this business for the last eleven days of the quarter ended June 30, 2012. Our cost of sales during the three months ended June 30, 2012 was increased by $3.0 million of losses on derivatives.

Other Operating Expenses. Our crude oil operations generated $10.3 million of operating and general and administrative expenses during the three months ended June 30, 2013. Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $4.7 million during the three months ended June 30, 2013. These expenses were higher than during the three months ended June 30, 2012, due primarily to the fact that we only owned the assets and operations of the crude oil segment for the last eleven days of the quarter ended June 30, 2012.

Operating income (loss). Our crude oil logistics segment generated operating income of $6.6 million during the three months ended June 30, 2013, compared to an operating loss of $4.3 million during the three months ended June 30, 2012. The operating loss during the three months ended June 30, 2012 included $3.0 million of losses on derivatives.

Water Services

The following table summarizes the operating results of our water services segment for the three months ended June 30, 2013 and 2012 (amounts in thousands). The operations of our water services segment began with our June 19, 2012 combination with High Sierra.

	Three Months Ended June 30,
	2013	2012
Revenues:
Water treatment and disposal (1)	$18,688	$1,512
Water transportation	1,825	429
Total revenues	20,513	1,941
Expenses:
Cost of sales	583	616
Operating expenses	9,007	804
General and administrative expenses	524	69
Depreciation and amortization expense	7,356	282
Total expenses	17,470	1,771
Segment operating income	$3,043	$170

(1)         Revenues include $6.3 million of intersegment sales during the three months ended June 30, 2013 that are eliminated in our consolidated statement of operations.

Revenues. Our water services segment generated $18.7 million of treatment and disposal revenue during the three months ended June 30, 2013, taking delivery of 10.0 million barrels of wastewater at an average revenue of $1.86 per barrel. Our water transportation business generated $1.8 million of revenues during the three months ended June 30, 2013. During the three months ended June 30, 2012, our water services segment generated $1.5 million of treatment and disposal revenue, taking delivery of 0.7 million barrels of wastewater at an average revenue of $2.07 per barrel, and our wastewater transportation business generated $0.4 million of revenue. Our water services business began with our June 19, 2012 merger with High Sierra; we only owned this business for the last eleven days of the quarter ended June 30, 2012.

Cost of Sales. The cost of sales for our water services segment was $0.6 million for the three months ended June 30, 2013. Cost of sales was reduced by net gains of $0.3 million on derivatives, which consisted of $0.6 million of unrealized gains partially offset by $0.3 million of realized losses. Because a portion of our processing revenue is generated from the sale of recovered hydrocarbons, we enter into derivatives to protect against the risk of a decline in the market price of a portion of the hydrocarbons we expect to recover. During the three months ended June 30, 2012, the cost of sales for our water services segment was $0.6 million, which consisted primarily of $0.4 million of losses on derivatives. Our water services business began with our June 19, 2012 merger with High Sierra; we only owned this business for the last eleven days of the quarter ended June 30, 2012.

Other Operating Expenses. Our water services segment generated $9.5 million of operating and general and administrative expenses during the three months ended June 30, 2013. Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $7.4 million during the three months ended June 30, 2013. These expenses were higher than during the three months ended June 30, 2012, due primarily to the fact that we only owned the assets and operations of the water services segment for the last eleven days of the quarter ended June 30, 2012.

Operating income. Our water services segment generated $3.0 million of operating income during the three months ended June 30, 2013, compared to operating income of $0.2 million during the three months ended June 30, 2012. The increase operating income was due primarily to the fact that the this segment was only included in our results of operations for eleven days during the three months ended June 30, 2012, and was also due to an acquisition of an additional water services business in October 2012 and to our drilling of new disposal wells.

Natural Gas Liquids Logistics

The following table compares the operating results of our natural gas liquids logistics segment for the periods indicated:

	Three Months Ended June 30,
	2013	2012	Change
	(in thousands)
Revenues:
Propane sales	$123,837	$105,844	$17,993
Other natural gas liquids sales	249,853	95,416	154,437
Other revenues	8,864	2,826	6,038
Total revenues (1)	382,554	204,086	178,468

Expenses:
Cost of sales - propane	117,543	96,291	$21,252
Cost of sales - other NGLs	248,935	97,853	151,082
Cost of sales - storage	5,368	2,370	2,998
Operating expenses	8,732	3,378	5,354
General and administrative expenses	1,387	1,112	275
Depreciation and amortization expense	2,704	1,897	807
Total expenses	384,669	202,901	181,768

Segment operating income (loss)	$(2,115)	$1,185	$(3,300)

(1)         The revenues in this table include $21.5 million of sales to our retail propane segment during the three months ended June 30, 2013 and $12.5 million of sales to our retail propane segment during the three months ended June 30, 2012. These intercompany sales, along with a corresponding amount of cost of sales, are eliminated in our consolidated statements of operations.

Revenues. Revenues from wholesale propane sales increased approximately $18.0 million during the three months ended June 30, 2013, as compared to $105.8 million during the three months ended June 30, 2012. This resulted from an increase in the volume sold of 8.5 million gallons, as compared to 118.9 million gallons sold during the three months ended June 30, 2012, and an increase is the sales price per gallon of $0.08 per gallon, as compared to $0.89 per gallon during the three months ended June 30, 2012. An increase in volume of approximately 17.6 million gallons was attributable to the inclusion of High Sierra in the results of operations for the full quarter ended June 30, 2013; High Sierra was only included in the results of operations for the last eleven days of the quarter ended June 30, 2012 that was subsequent to the merger. Volumes also benefitted from the refurbishment during the fiscal year ended March 31, 2013 of two terminals that had been acquired in February 2012, which enabled us to expand our wholesale operations from these terminals.

Revenues from wholesale sales of other natural gas liquids increased approximately $154.4 million during the three months ended June 30, 2013, as compared to $95.4 million during the three months ended June 30, 2012. This resulted from an increase in volume sold of 184.3 million gallons, as compared to 65.0 million gallons sold during the three months ended June 30, 2012, partially offset by a decrease in the sales price per gallon of $0.47 per gallon, as compared to $1.47 per gallon during the three months ended June 30, 2012. Approximately 169.5 million gallons of the volume increase was attributable to the inclusion of High Sierra in the results of operations for the full quarter ended June 30, 2013; High Sierra was only included in the results of operations for the last eleven days of the quarter ended June 30, 2012 that occurred after the date of the merger. The remaining increase in volume was due to increased demand, which resulted from the fact that the weather during the most recent winter was colder than during the preceding winter. The decline in selling price per gallon is due primarily to a decline in the market price for butane during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Cost of Sales. Costs of wholesale propane sales increased approximately $21.3 million during the three months ended June 30, 2013, as compared to $96.3 million during the three months ended June 30, 2012. This resulted from an increase in the volume sold of 8.5 million gallons, as compared to 118.9 million gallons sold during the three months ended June 30, 2012 and an increase in the cost of $0.11 per gallon, as compared to $0.81 per gallon during the three months ended June 30, 2012. Cost of propane sales during the three months ended June 30, 2013 were reduced by $1.2 million of net gains on derivatives, which included $2.8 million of realized gains, partially offset by $1.6 million of unrealized losses. Cost of propane sales during the three months ended June 30, 2012 were reduced by $13.0 million of unrealized gains and $1.1 million of realized gains on derivatives.

Cost of wholesale sales of other natural gas liquids increased approximately $151.1 million during the three months ended June 30, 2013, as compared to $97.9 million during the three months ended June 30, 2012. This resulted from an increase in volume of approximately 184.3 million gallons as compared to 65.0 million gallons sold during the three months ended June 30, 2012, partially offset by a decrease in the average cost of $0.51 per gallon, as compared to $1.51 per gallon in the prior year. Cost of sales of other natural gas liquids during the three months ended June 30, 2013 were increased by $7.2 million of unrealized losses and $6.0 million of realized losses on derivatives. Cost of sales of other natural gas liquids during the three months ended June 30, 2012 were increased by $5.0 million of unrealized losses and $0.5 million of realized losses on derivatives.

Operating Expenses. Operating expenses of our natural gas liquids logistics segment increased approximately $5.4 million during the three months ended June 30, 2013 as compared to operating expenses of $3.4 million during the three months ended June 30, 2012. The increase in operating expenses is due primarily to the natural gas liquids business of High Sierra, which was only included in our results of operations for the last eleven days of the quarter ended June 30, 2012, and to increased employee compensation costs.

General and Administrative Expenses. General and administrative expenses of our natural gas liquids logistics segment increased approximately $0.3 million during the three months ended June 30, 2013 as compared to general and administrative expenses of $1.1 million during the three months ended June 30, 2012. This was due to the inclusion of the natural gas liquids business of High Sierra in the results of operations for the full three months ended June 30, 2013.

Depreciation and amortization expense. Depreciation and amortization expense of our natural gas liquids logistics segment increased approximately $0.8 million during the three months ended June 30, 2013, as compared to depreciation and amortization expense of approximately $1.9 million during the three months ended June 30, 2012.

Operating Income (Loss). Our natural gas liquids logistics segment had an operating loss of approximately $2.1 million during the three months ended June 30, 2013 as compared to operating income of $1.2 million during the three months ended June 30, 2012. Although revenues were higher during the three months ended June 30, 2013 than during the three months ended June 30, 2012, product margins per gallon were lower and operating and general and administrative expenses were higher.

Retail Propane

The following table compares the operating results of our retail propane segment for the periods indicated:

	Three Months Ended June 30,
	2013	2012	Change
	(in thousands)
Revenues:
Propane sales	$46,691	$39,852	$6,839
Distillate sales	17,869	11,764	6,105
Other revenues	7,700	7,592	108
Total revenues	72,260	59,208	13,052
Expenses:
Cost of sales - propane	25,179	23,193	1,986
Cost of sales - distillates	15,244	11,621	3,623
Cost of sales - other	2,643	2,627	16
Operating expenses	20,842	18,442	2,400
General and administrative expenses	2,616	2,755	(139)
Depreciation and amortization expense	7,240	6,741	499
Total expenses	73,764	65,379	8,385

Segment operating loss	$(1,504)	$(6,171)	$4,667

Revenues. Propane sales for the three months ended June 30, 2013 increased approximately $6.8 million as compared to propane sales of $39.9 million during the three months ended June 30, 2012. Propane sales revenues were higher during the three months ended June 30, 2013 than during the three months ended June 30, 2012, due primarily to an increase in volume sold of 4.1 million gallons, compared to a volume sold of 19.3 million gallons during the three months ended June 30, 2012. The increase in volumes sold was due primarily to colder weather conditions during late fiscal 2013 than during late fiscal 2012. Due to mild weather conditions during fiscal 2012, our customers had higher than normal levels of product on hand at the end of the winter season, which reduced demand during the three months ended June 30, 2012. The increase in volume sold is also attributable to acquisitions during fiscal 2013, including the May 1, 2012 acquisition of Downeast. The increase in revenue resulting from higher volumes was partially offset by a decrease in revenue resulting from a decrease in the average selling price of $0.07 per gallon, as compared to an average selling price of $2.07 per gallon during the three months ended June 30, 2012.

Distillate sales for the three months ended June 30, 2013 increased approximately $6.1 million as compared to distillate sales of $11.8 million during the three months ended June 30, 2012, due primarily to an increase in volume sold of 1.9 million gallons, compared to a volume sold of 3.2 million gallons during the three months ended June 30, 2012. This increase was due primarily to the May 1, 2012 acquisition of Downeast. The increase in revenue resulting from higher volumes was partially offset by a decrease in the average selling price of $0.12 per gallon, as compared to an average selling price of $3.62 per gallon during the three months ended June 30, 2012.

Cost of Sales. Propane cost of sales for the three months ended June 30, 2013 increased approximately $2.0 million as compared to propane cost of sales of $23.2 million during the three months ended June 30, 2012. This increase was due primarily to an increase in volume sold of 4.1 million gallons compared to a volume sold of 19.3 million gallons during the three months ended June 30, 2012, as described above. The increase in cost of sales resulting from higher volumes was partially offset by a decrease in the average cost of $0.12 per gallon, as compared to an average cost of $1.20 during the three months ended June 30, 2012.

Distillate cost of sales for the three months ended June 30, 2013 increased approximately $3.6 million as compared to distillate cost of sales of $11.6 million during the three months ended June 30, 2012, due primarily to an increase in volume sold of 1.9 million gallons, compared to a volume sold of 3.2 million gallons during the three months ended June 30, 2012, as described above. The increase in cost of sales resulting from higher volumes was partially offset by a decrease in cost of sales resulting from a decrease in the average cost of $0.59 per gallon, as compared to an average cost of $3.58 per gallon during the three months ended June 30, 2012. Distillate cost of sales during the three months ended June 30, 2012 were increased by $1.0 million of unrealized losses on derivatives.

Operating Expenses. Operating expenses of our retail propane segment increased approximately $2.4 million during the three months ended June 30, 2013 as compared to operating expenses of $18.4 million during the three months ended June 30, 2012. This increase was due primarily to the acquisition of Downeast in May 2012.

General and Administrative Expenses. General and administrative expenses of our retail propane segment decreased approximately $0.1 million during the three months ended June 30, 2013 as compared to general and administrative expenses of $2.8 million during the three months ended June 30, 2012.

Depreciation and Amortization. Depreciation and amortization expense of our retail propane segment increased approximately $0.5 million during the three months ended June 30, 2013 as compared to depreciation and amortization expense of $6.7 million during the three months ended June 30, 2012.

Operating Loss. Our retail propane segment had an operating loss of approximately $1.5 million during the three months ended June 30, 2013 compared to an operating loss of $6.2 million during the three months ended June 30, 2012. The lower operating loss during the three months ended June 30, 2013 was due to increased sales volumes and higher product margins, partially offset by higher operating and general and administrative expenses.

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

We believe that our anticipated cash flows from operations and the borrowing capacity under our Credit Agreement (as defined below) will be sufficient to meet our liquidity needs for the next 12 months. If our plans or assumptions change or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Our ability to raise additional capital, if necessary, depends on various factors and conditions, including market conditions. We cannot give any assurances that we can raise additional capital to meet these needs. Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

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

Long-Term Debt

On June 19, 2012, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility”, and together with the Working Capital Facility, the “Revolving Credit Facility”). Also on June 19, 2012, we entered into a note purchase agreement (the “Note Purchase Agreement”) whereby we issued $250 million of Senior Notes in a private placement (the “Senior Notes”).

Credit Agreement

The Working Capital Facility had a total capacity of $325.0 million for cash borrowings and letters of credit at June 30, 2013. At June 30, 2013, we had outstanding cash borrowings of $76.0 million and outstanding letters of credit of $73.9 million on the Working Capital Facility, leaving a remaining capacity of $175.1 million at June 30, 2013. The Expansion Capital Facility had a total capacity of $725.0 million for cash borrowings at June 30, 2013. At June 30, 2013, we had outstanding cash borrowings of $444.5 million on the Expansion Capital Facility, leaving a remaining capacity of $280.5 million at June 30, 2013. The capacity available under the Working Capital Facility may be limited by a “borrowing base,” as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time. At June 30, 2013, the borrowing base provisions of the Credit Agreement did not have any impact on the capacity available under the Working Capital Facility.

The commitments under the Credit Agreement expire on June 19, 2017. We have the right to pre-pay outstanding borrowings under the Credit Agreement without incurring any penalties, and pre-payments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 1.75% to 2.75% per annum or (ii) an adjusted LIBOR rate plus a margin of 2.75% to 3.75% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At June 30, 2013, the interest rate in effect on outstanding LIBOR borrowings was 3.2%, calculated as the LIBOR rate of 0.2% plus a margin of 3.0%. At June 30, 2013, the interest rate in effect on outstanding base rate borrowings was 5.25%, calculated as the base rate of 3.25% plus a margin of 2.0%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. At June 30, 2013, our outstanding borrowings and interest rates under our Revolving Credit Facility were as follows (dollars in thousands):

	Amount	Rate
Expansion Capital Facility — LIBOR borrowings	$444,500	3.20%
Working Capital Facility — LIBOR borrowings	48,500	3.20%
Base rate borrowings	27,500	5.25%

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our “leverage ratio,” as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end. At June 30, 2013, our leverage ratio was approximately 3 to 1. The Credit Agreement also specifies that our “interest coverage ratio,” as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At June 30, 2013, our interest coverage ratio was approximately 7 to 1.

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

At June 30, 2013, we were in compliance with all covenants under the Credit Agreement.

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

At June 30, 2013, we were in compliance with all covenants under the Note Purchase Agreement and the Senior Notes.

Previous Credit Facilities

On June 19, 2012, we made a principal payment of $306.8 million to retire our previous revolving credit facility. Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized. This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations.

Revolving Credit Balances

The following table provides certain information on revolving credit facility borrowings during the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Daily Average	Lowest	Highest
	Balance	Balance	Balance
	During Quarter	During Quarter	During Quarter
Three Months Ended June 30, 2013:
Expansion loans	$442,522	$441,500	$444,500
Working capital loans	26,967	—	76,000

Three Months Ended June 30, 2012:
New credit facility (June 19 - June 30) —
Expansion loans	$254,000	$254,000	$254,000
Working capital loans	81,292	70,000	88,500
Previous credit facility (April 1 — June 19) —
Acquisition loans	222,238	186,000	239,275
Working capital loans	42,700	22,000	67,500

Cash Flows

The following summarizes the sources (uses) of our cash flows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2013	2012
Cash Flows Provided by (Used In):

Operating activities, before changes in operating assets and liabilities	$22,446	$(12,879)
Changes in operating assets and liabilities	3,490	(42,030)

Operating activities	$25,936	$(54,909)

Investing activities	(45,520)	(281,938)

Financing activities	12,626	350,482

Operating Activities. The seasonality of our natural gas liquids businesses has a significant effect on our cash flows from operating activities. The changes in our operating assets and liabilities caused by the seasonality of our retail and wholesale natural gas liquids businesses also have a significant impact on our net cash flows from operating activities. Increases in natural gas liquids prices will tend to result in reduced operating cash flows due to the need to use more cash to fund increases in inventories, and price decreases tend to increase our operating cash flow due to lower cash requirements to fund increases in inventories.

In general, our operating cash flows are at their lowest levels during our first and second fiscal quarters, or the six months ending September 30, when we experience operating losses or less operating income as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. Our operating cash flows are generally greatest during our third and fourth fiscal quarters, or the six months ending March 31, when our operating income levels are highest and customers pay for natural gas liquids consumed during the heating season months. We will borrow under our Revolving Credit Facility to supplement our operating cash flows as necessary during our first and second quarters.

We acquired a crude oil logistics business and a water services business near the end of the quarter ended June 30, 2012, through our merger with High Sierra. These businesses are less subject to seasonal fluctuations, and these businesses contributed significantly to our cash flows from operations during the three months ended June 30, 2013.

Investing Activities. Our cash flows from investing activities are primarily impacted by our capital expenditures. In periods where we are engaged in significant acquisitions, we will generally realize negative cash flows in investing activities, which, depending on our cash flows from operating activities, may require us to increase the borrowings under our Revolving Credit Facility.

During the three months ended June 30, 2013, we paid $30.2 million for capital expenditures, which related primarily to water disposal and natural gas liquids terminal assets. Of this amount, approximately $23.9 million represented expansion capital and approximately $6.3 million represented maintenance capital. We also paid $5.4 million to acquire two retail propane businesses.

During the three months ended June 30, 2012, we completed our merger with High Sierra, for which we paid $239.3 million, net of cash acquired, and issued 20,703,510 common units. Also, during the three months ended June 30, 2012, we completed three acquisitions of retail propane and distillate businesses, for which we paid $56.1 million and issued 750,000 common units.

Financing Activities. Changes in our cash flow from financing activities include advances from and repayments on our revolving credit facilities, either to fund our operating or investing requirements. In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we may fund the cash flow deficits through our working capital facility. During the three months ended June 30, 2013, we borrowed $43.0 million on our revolving credit facility (net of repayments). During the three months ended June 30, 2012, we borrowed $128.5 million on our revolving credit facilities (net of repayments) and issued $250.0 million of Senior Notes. During the three months ended June 30, 2012, we paid $18.5 million of debt issuance costs.

Cash flows from financing activities also include distributions paid to owners. We expect our distributions to our partners to increase in future periods under the terms of our partnership agreement. Based on the number of common and subordinated units outstanding at June 30, 2013 (exclusive of invested restricted units issued pursuant to employee and director compensation programs), if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $18.1 million per quarter ($72.5 million per year). To the extent our cash flows from operating activities are not sufficient to finance our required distributions, we may be required to increase the borrowings under our Working Capital Facility.

The following table summarizes the distributions declared since our initial public offering:

			Amount	Amount Paid to	Amount Paid to
Date Declared	Record Date	Date Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927
April 25, 2013	May 6, 2013	May 15, 2013	0.4775	25,605	1,189
July 25, 2013	August 5, 2013	August 14, 2013	0.4938	31,725	1,739

Contractual Obligations

The following table updates our contractual obligations summary as of June 30, 2013 for our fiscal years ending thereafter (amounts in thousands):

		For the
		Nine Months
		Ending
		March 31,	For the Years Ending March 31,			After March 31,
	Total	2014	2015	2016	2017	2017
	(in thousands)
Principal payments on long-term debt —
Expansion capital borrowings	$444,500	$—	$—	$—	$—	$444,500
Working capital borrowings	76,000	—	—	—	—	76,000
Senior notes	250,000	—	—	—	—	250,000
Other long-term debt	20,036	6,302	6,735	3,386	2,108	1,505
Interest payments on long-term debt —
Revolving Credit Facility (1)	83,947	15,874	21,146	21,146	21,146	4,635
Senior Notes	112,219	12,469	16,625	16,625	16,625	49,875
Other long-term debt	1,297	323	411	257	163	143
Standby letters of credit	73,898	—	—	—	—	73,898
Future minimum lease payments under noncancelable operating leases	202,243	43,468	37,493	31,376	29,035	60,871
Fixed price commodity purchase commitments	74,513	74,513	—	—	—	—
Index priced commodity purchase commitments (2)	1,250,762	1,168,175	54,829	27,758	—	—
Total contractual obligations	$2,589,415	$1,321,124	$137,239	$100,548	$69,077	$961,427

Natural gas liquids gallons under fixed-price purchase commitments (thousands) (3)	82,653	82,653	—	—	—	—
Natural gas liquids gallons under index-price purchase commitments (thousands) (3)	805,884	786,185	19,699	—	—	—
Crude oil barrels under index-price purchase commitments (thousands) (3)	5,439	4,607	475	357	—	—

(1)         The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at June 30, 2013. See Note 7 to our consolidated financial statements included elsewhere herein for additional information on our Credit Agreement.

(2)         Index prices are based on a forward price curve as of June 30, 2013. A theoretical change of $0.10 per gallon in the underlying commodity price at June 30, 2013 would result in a change of approximately $80.6 million in the value of our index-based natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at June 30, 2013 would result in a change of approximately $5.4 million in the value of our index-based crude oil purchase commitments.

(3)         At June 30, 2013, we had fixed priced and index priced sales contracts for approximately 139.3 million and 533.9 million gallons of natural gas liquids, respectively. At June 30, 2013, we had index-price sales contracts for approximately 5.3 million barrels of crude oil.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases described in Note 9 to the financial statements included elsewhere in this interim report.

Environmental Legislation

Please see our Annual Report on Form 10-K for the year ended March 31, 2013 for a discussion of proposed environmental legislation and regulations that, if enacted, could result in increased compliance and operating costs. However, at this time we cannot predict the structure or outcome of any future legislation or regulations or the eventual cost we could incur in compliance.

Trends

Crude Oil Logistics

Crude oil prices fluctuate widely, due to changes in supply and demand conditions. The opportunity to generate revenues in our crude oil logistics business is heavily influenced by the volume of crude oil being produced. Currently, production of crude oil in North America is high. Changes in the level of production could impact our ability to generate revenues in the future.

In addition, the spread between the prices of crude in different locations can also fluctuate widely. If these price differences are high, we are able to generate higher margins by transporting crude from lower-price markets to higher-price markets. During fiscal 2013, the spread between crude oil prices in the mid-continent region and crude oil prices in south Texas widened, which gave us the opportunity to generate favorable margins by transporting crude from one region to the other. This spread narrowed considerably during the three months ended June 30, 2013.

Water Services

Our opportunity to earn revenues in our water services business is based on the level of production of natural gas and crude oil in the areas where our facilities are located. Recently, production has been strong in these regions. A future decline in the level of production could have an adverse impact on profitability.

Our facility in Wyoming and two of our facilities in Colorado have the capability to process wastewater to the point where it can be returned to the producer for use in future drilling operations. We typically generate additional profits from this activity. Future changes in customer attitudes or in the regulatory climate could provide future opportunities for us to generate increased profits from these activities.

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

We evaluate property, plant and equipment and amortizable intangible assets for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. We did not record any impairments of long-lived assets during the three months ended June 30, 2013 or 2012.

Asset Retirement Obligations

We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. At June 30, 2013, we have recorded a liability of $1.6 million for obligations related to the retirement of pipeline injection facilities of our crude oil logistics business and the facilities of our water services business.

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

The net book value of our property, plant and equipment was $536.5 million at June 30, 2013. We recorded depreciation expense of $13.4 million and $6.1 million for the three months ended June 30, 2013 and 2012, respectively.

For additional information regarding our property and equipment, see Note 5 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Business Combinations

We have made in the past, and expect to make in the future, acquisitions of other businesses. We record business combinations using a method known as the “acquisition method,” in which the assets acquired and liabilities assumed are recorded at their estimated fair values. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property and equipment and intangible assets, including those with indefinite lives. The excess of purchase price over the net fair value of acquired assets over the assumed liabilities is recorded as goodwill, which is not amortized but is reviewed annually for impairment. Generally, we have up to one year from the acquisition date to finalize the identification and valuation of acquired assets and liabilities. The impact of subsequent changes to the identification of assets and liabilities may require a retroactive adjustment to our previously reported financial position and results of operations.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2013, a significant portion of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of the fixed-rate debt but do not impact its cash flows.

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. As of June 30, 2013, we had $520.5 million of outstanding borrowings under our revolving credit facility. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of approximately $0.7 million.

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

As is customary in the crude oil industry, we generally receive payment from customers for sale of crude oil on a monthly basis. As a result, receivables from individual customers in our crude business are generally higher than the receivables from customers in our other segments.

We take an active role in managing and controlling commodity price and credit risks and have established control procedures, which we review on an ongoing basis. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on product liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, as deemed appropriate. The principal counterparties associated with our operations as of June 30, 2013 were retailers, resellers, energy marketers, producers, refiners and dealers.

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

Although we use derivative commodity instruments to reduce the market price risk associated with forecasted transactions, we have not accounted for such derivative commodity instruments as hedges. In addition, we do not use such derivative commodity instruments for speculative or trading purposes. As of June 30, 2013, the fair value of our unsettled commodity derivative instruments was a net liability of $3.3 million. We record the changes in fair value of these derivative commodity instruments within cost of sales. The following table summarizes the hypothetical impact on the fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase
(Decrease)
To Fair Value
Crude oil (crude oil logistics segment)	$(5,404)
Crude oil (water services segment)	(1,114)
Crude oil (natural gas liquids logistics segment)	(9,165)
Propane (natural gas liquids logistics segment)	(1,381)
Other natural gas liquids (natural gas liquids logistics segment)	(5,940)
Heating oil (retail segment)	8

Fair Value

We use observable market values for determining the fair value of our derivative instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis.

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

We completed an evaluation under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Other than changes that have resulted or may result from our business combinations during the year ended March 31, 2013, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)—15(f) of the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed several business combinations during the year ended March 31, 2013, as described in Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those combined operations will continue into future quarters in fiscal 2014, due to the magnitude of those businesses.

PART II

Item 1.                   Legal Proceedings

For information related to legal proceedings, please see the discussion under the captions “Legal matters” and “Customer Dispute” in Note 9 to our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.          Risk Factors

There have been no material changes from the risk factors previously disclosed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.                   Exhibits

Exhibit Number				Exhibit

4	.	1

Amendment No. 2 to Note Purchase Agreement, dated as of May 8, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 9, 2013).

10	.	1

Amendment No. 2 to Credit Agreement, dated as of May 8, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 9, 2013).

12	.	1	*	Ratio of earnings to fixed charges
31	.	1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31	.	2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32	.	1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32	.	2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101	.	INS	**	XBRL Instance Document
101	.	SCH	**	XBRL Schema Document
101	.	CAL	**	XBRL Calculation Linkbase Document
101	.	DEF	**	XBRL Definition Linkbase Document
101	.	LAB	**	XBRL Label Linkbase Document
101	.	PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statement of Operations for the three months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statement of Changes in Partners’ Equity for the three months ended June 30, 2013, (v) Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 9, 2013		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 9, 2013		By:	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number			Exhibit

4.	1

Amendment No. 2 to Note Purchase Agreement, dated as of May 8, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 9, 2013).

10.	1

Amendment No. 2 to Credit Agreement, dated as of May 8, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 9, 2013).

12.	1	*	Ratio of earnings to fixed charges
31.	1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.	2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.	1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.	2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.	INS	**	XBRL Instance Document
101.	SCH	**	XBRL Schema Document
101.	CAL	**	XBRL Calculation Linkbase Document
101.	DEF	**	XBRL Definition Linkbase Document
101.	LAB	**	XBRL Label Linkbase Document
101.	PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statement of Operations for the three months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statement of Changes in Partners’ Equity for the three months ended June 30, 2013, (v) Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.