Form 10-K
period 2014-03-31
NGL Energy Partners LP
filed 2014-05-30
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value at September 30, 2013 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($30.84 per Common Unit) was $1,443,663,823. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

At May 23, 2014, there were 74,706,160 common units and 5,919,346 subordinated units issued and outstanding.

i

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may impact our consolidated financial position and results of operations are:

•                  the prices for crude oil, natural gas, natural gas liquids, refined products, ethanol, and biodiesel;

•                  energy prices generally;

•                  the price of propane relative to the price of alternative and competing fuels;

•                  the price of gasoline relative to the price of corn, which impacts the price of ethanol;

•                  the general level of crude oil, natural gas, and natural gas liquids production;

•                  the general level of demand for crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•                  the availability of supply of crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•                  the level of crude oil and natural gas drilling and production in producing basins in which we have water treatment facilities;

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

•                  the effect of weather conditions on supply and demand for crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•                  the effect of natural disasters, lightning strikes, or other significant weather events;

•                  availability of local, intrastate and interstate transportation infrastructure, including with respect to our truck, railcar, and barge transportation services;

•                  availability, price, and marketing of competitive fuels;

•                  the impact of energy conservation efforts on product demand;

•                  energy efficiencies and technological trends;

•                  governmental regulation and taxation;

•                  the impact of legislative and regulatory actions on hydraulic fracturing and on the treatment of flowback and produced water;

•                  hazards or operating risks incidental to the transporting and distributing of petroleum products that may not be fully covered by insurance;

•                  the maturity of the crude oil and natural gas liquids industries and competition from other marketers;

•                  loss of key personnel;

•                  the ability to hire drivers;

•                  the ability to renew contracts with key customers;

•                  the ability to maintain or increase the margins we realize for our terminal, barging, trucking, and water disposal, recycling, and discharge services;

•                  the ability to renew leases for general purpose and high pressure railcars;

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

•                  changes in the volume of crude oil recovered during the wastewater treatment process;

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

•                  the operational and financial success of our joint ventures; and

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

PART I

References in this Annual Report to (i) “NGL Energy Partners LP,” “we,” “our,” “us” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries, (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner, (iii) “NGL Energy Operating LLC” or “operating company” refers to NGL Energy Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, (iv) “NGL Supply” refers to NGL Supply, Inc. for periods prior to our formation and refers to NGL Supply, LLC, a wholly-owned subsidiary of NGL Energy Operating LLC, for periods after our formation, (v) “Hicksgas” refers to the combined assets and operations of Hicksgas Gifford, Inc., which we refer to as Gifford, and Hicksgas, LLC, a wholly-owned subsidiary of NGL Energy Operating LLC, which we refer to as Hicks LLC, (vi) the “NGL Energy GP Investor Group” refers to, collectively, the 36 individuals and entities that own all of the outstanding membership interests in our general partner, (vii) the “NGL Energy LP Investor Group” refers to, collectively, the 15 individuals and entities that owned all of our outstanding common units before the closing date of our initial public offering, and (viii) the “NGL Energy Investor Group” refers to, collectively, the NGL Energy GP Investor Group and the NGL Energy LP Investor Group.

We have presented various operational data in “Item 1 — Business” for the year ended March 31, 2014. Unless otherwise indicated, this data is as of March 31, 2014.

Item 1.         Business

Overview

We are a Delaware limited partnership formed in September 2010 by several investors (“IEP Parties”). As part of our formation, we acquired and combined the assets and operations of NGL Supply, Inc., primarily a wholesale propane and terminaling business founded in 1967, and Hicksgas, LLC and Hicksgas Gifford, Inc., primarily a retail propane business founded in 1940. Subsequent to our formation, we significantly expanded our operations through numerous business combinations. At March 31, 2014, our primary businesses include:

•                  A crude oil logistics business, the assets of which include crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased railcars, and a fleet of barges and towboats, and a 50% interest in a crude oil pipeline. Our crude oil logistics business purchases crude oil from producers and transports it for resale at pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

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

•                  Our liquids business, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its 22 terminals throughout the United States and railcar transportation services through its fleet of leased and owned railcars. Our liquids business purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, and other participants in the wholesale markets.

•                  Our retail propane business, which sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain re-sellers in more than 20 states.

We also operate a refined products marketing business, which purchases gasoline and diesel fuel from suppliers and typically sells these products in back-to-back contracts to customers at a nationwide network of third-party owned terminaling and storage facilities. We also operate a renewables business, which purchases ethanol primarily at production facilities and transports the ethanol for sale at various locations to refiners and blenders, and purchases biodiesel from production facilities in the Midwest and in Houston, Texas, and transports the product using leased railcars for sale to refiners and blenders. These businesses were acquired in our December 2013 acquisition of Gavilon, LLC (“Gavilon Energy”).

For more information regarding our operating segments, please see Note 13 to our consolidated financial statements included in this Annual Report.

Initial Public Offering

On May 17, 2011, we completed our initial public offering (“IPO”) and listed our common units on the New York Stock Exchange under the symbol “NGL.” Upon the completion of our IPO, we had outstanding common units, subordinated units, a 0.1% general partner interest, and incentive distribution rights (“IDRs”). IDRs entitle the holder to specified increasing percentages of cash distributions as our per-unit cash distributions increase above specified levels.

Acquisitions Subsequent to Initial Public Offering

Subsequent to our IPO, we significantly expanded our operations through a number of business combinations, including the following, among others:

•                  In October 2011, we completed a business combination with E. Osterman Propane, Inc., its affiliated companies, and members of the Osterman family (collectively, “Osterman”), whereby we acquired retail propane operations in the northeastern United States.

•                  In November 2011, we completed a business combination with SemStream, L.P. (“SemStream”), whereby we acquired SemStream’s wholesale natural gas liquids supply and marketing operations and its 12 natural gas liquids terminals.

•                  In January 2012, we completed a business combination with seven companies associated with Pacer Propane Holding, L.P. (collectively, “Pacer”), whereby we acquired retail propane operations, primarily in the western United States.

•                  In February 2012, we completed a business combination with North American Propane, Inc. (“North American”), whereby we acquired retail propane and distillate operations in the northeastern United States.

•                  In May 2012, we acquired the retail propane and distillate operations of Downeast Energy Corp (“Downeast”). These operations are primarily in the northeastern United States.

•                  In June 2012, we completed a business combination with High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively, “High Sierra”), whereby we acquired all of the ownership interests in High Sierra. High Sierra’s businesses include crude oil gathering, transportation and marketing; water treatment, disposal, and transportation; and natural gas liquids transportation and marketing.

•                  In November 2012, we completed a business combination whereby we acquired Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”). The business of Pecos consists primarily of crude oil purchasing and logistics operations in Texas and New Mexico.

•                  In December 2012, we completed a business combination transaction whereby we acquired all of the membership interests in Third Coast Towing, LLC (“Third Coast”). The business of Third Coast consists primarily of transporting crude oil via barge.

•                  In July 2013, we completed a business combination whereby we acquired the assets of Crescent Terminals, LLC and the ownership interests in Cierra Marine, LP and its affiliated companies (collectively, “Crescent”), whereby we acquired four towboats, seven crude oil barges, and a crude oil terminal in South Texas.

•                  In July 2013, we completed a business combination with High Roller Wells Big Lake SWD No. 1, Ltd. (“Big Lake”), whereby we acquired a water disposal facility in West Texas. We also entered into a development agreement that provides us the option to purchase disposal facilities that may be developed in the future. During March 2014, we purchased one additional facility under this development agreement.

•                  In August 2013, we completed a business combination whereby we acquired seven entities affiliated with Oilfield Water Lines LP (collectively, “OWL”). The businesses of OWL include water disposal operations and a water transportation business in Texas.

•                  In September 2013, we completed a business combination with Coastal Plains Disposal #1, LLC (“Coastal”), in which we acquired the ownership interests in water disposal facilities in Texas and the right to purchase one additional facility, which we exercised in March 2014.

•                  In December 2013, we acquired the ownership interests in Gavilon Energy. The assets of Gavilon Energy include crude oil terminals in Oklahoma, Texas, and Louisiana and a 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma. This pipeline became operational in February 2014. The operations of Gavilon Energy include the marketing of crude oil, refined products, ethanol, biodiesel, and natural gas liquids.

Primary Service Areas

The following maps show the primary service areas of our businesses at various points in time, to illustrate the growth of our businesses:

Primary Service Areas at May 11, 2011

Primary Service Areas at March 31, 2012

Primary Service Areas at March 31, 2013

Primary Service Areas at March 31, 2014

Organizational Chart

The following chart provides a summarized view of our legal entity structure at March 31, 2014:

(1) Includes the operations of our crude oil logistics, refined products, and renewables businesses

(2) Includes the operations of our water solutions business

(3) Includes the operations of our liquids business

(4) Includes the operations of our retail propane business

Our Business Strategies

Our principal business objective is to increase the quarterly distributions that we pay to our unitholders over time while ensuring the ongoing stability of our business and its cash flows. We expect to achieve this objective by executing the following strategies:

•                  Focus on building a vertically-integrated midstream master limited partnership providing multiple services to producers. We continue to enhance our ability to transport crude oil from the wellhead to refiners, wastewater from the wellhead to treatment for disposal, recycle, or discharge, and transport natural gas liquids from processing plants to end users, including retail propane customers.

•                  Achieve organic growth by investing in new assets that increase volumes, enhance our operations, and generate attractive rates of return. We believe that there are accretive organic growth opportunities that originate from assets we have acquired. We also believe that there are further organic growth opportunities within our existing businesses, particularly within our crude oil logistics and water solutions businesses.

•                  Deliver accretive growth through strategic acquisitions that complement our existing business model and expand our operations. We intend to continue to pursue acquisitions that build upon our vertically integrated business model, add scale to our crude oil logistics platform, and enhance our geographic diversity in our water solutions segment. We have established a successful track record of acquiring companies and assets at attractive prices and we continue to evaluate acquisition opportunities in order to capitalize on this strategy in the future.

•                  Focus on consistent annual cash flows by adding operations that minimize commodity price risk and generate fee-based, cost-plus, or margin-based revenues. We believe that expanding our retail propane business with an emphasis on a high level of residential customers and a high level of company-owned tanks will result in strong customer retention rates and consistent operating margins. In our liquids and crude oil logistics segments, we intend to focus on back-to-back contracts which minimize commodity price exposure. In our water solutions segment, cash flows are typically supported by fee-based contracts, some of which include acreage dedications from producers or volume commitments.

•                  Maintain a disciplined capital structure characterized by low leverage. We target leverage levels that are consistent with those of investment grade companies. Through our disciplined approach to leverage, we maintain sufficient liquidity to manage existing and future capital requirements.

•                  Maintain a disciplined cash distribution policy that complements our acquisition and organic growth strategies. We intend to use cash flows from our operations to make distributions to our unitholders and to use excess cash flows to finance organic growth and opportunistically repay indebtedness, including amounts outstanding under our revolving credit facility. We believe this strategy positions us to pursue future acquisitions and to execute upon our organic growth initiatives.

Our Competitive Strengths

We believe that we are well-positioned to successfully execute our business strategies and achieve our principal business objectives because of the following competitive strengths:

•                  Our seasoned management team with extensive midstream industry experience and a track record of acquiring, integrating, operating and growing successful businesses. Our management team has significant experience managing companies in the energy industry, including master limited partnerships. In addition, through decades of experience, our management team has developed strong business relationships with key industry participants throughout the United States. We believe that our management’s knowledge of the industry, relationships within the industry, and experience in identifying, evaluating and completing acquisitions provides us with opportunities to grow through strategic and accretive acquisitions that complement or expand our existing operations.

•                  Our vertically integrated and diversified operations, which help us generate more predictable and stable cash flows on a year-to-year basis. Our ability to provide multiple services to producers in numerous geographic areas enhances our competitive position. Our retail propane business sources propane through our liquids business which allows us to leverage the expertise of our liquids business to help improve our margins and profitability and enhance our cash flows. Furthermore, we believe that our liquids business provides us with valuable market intelligence that helps us identify potential acquisition opportunities.

•                  Our network of crude oil transportation assets, which allows us to serve customers over a wide geographic area and optimize sales. Our strategically deployed railcar fleet, towboats, barges, and trucks, and our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets, together with our proprietary linear programming model, to deliver crude oil to the optimal markets.

•                  Our water processing facilities, which are strategically located near areas of growing crude oil and natural gas production. Our water processing facilities are located among the most prolific oil and gas producing basins in the United States, including the Permian, Niobrara, and Eagle Ford shale plays. In addition, we believe that the technological capabilities of our water processing business can be quickly implemented at new facilities and locations.

•                  Our network of natural gas liquids transportation, terminal, and storage assets, which allow us to provide multiple services over the continental United States. Our strategically located terminals, large railcar fleet, shipper status on common carrier pipelines, and substantial leased underground storage enable us to be a preferred purchaser and seller of natural gas liquids.

•                  Our high percentage of retail sales to residential customers, who are generally more stable purchasers of propane and distillates and generate higher margins than other customers. Our high percentage of propane tank ownership, payment billing systems, and automatic delivery program have resulted in a strong record of customer retention and help us better predict our cash flows in the retail propane business segment.

Our Businesses

Crude Oil Logistics

Overview. Our crude oil logistics segment purchases crude oil from producers and transports it for resale at pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. Our operations are centered near areas of high crude oil production, such as the Bakken Shale Basin in North Dakota, the Niobrara Shale Basin in Colorado, the Mississippi Lime Basin in Oklahoma, the Permian Basin in Texas and New Mexico, the Eagle Ford Basin in Texas, and the Anadarko Basin in Oklahoma and Texas.

Operations. We transport crude oil using the following assets:

•                  300 owned trucks, 300 owned trailers, and 100 leased trucks operating primarily in the Mid-Continent, Permian Basin, Eagle Ford Basin, and Rocky Mountain regions;

•                  200 owned railcars and 700 leased railcars operating primarily in North Dakota, Oklahoma, Colorado, Wyoming, and Texas; and

•                  8 owned towboats, 19 owned barges, 5 leased towboats and 12 leased barges (including 1 leased storage barge) operating primarily in the inter-coastal waterways of the Gulf Coast and along the Mississippi and Arkansas river systems.

We contract for truck, rail, and barge transportation services from third parties and ship on common carrier pipelines. We own 60 pipeline injection facilities in Kansas, Oklahoma, North Dakota, New Mexico, Texas, and Montana. We lease six rail transload facilities and have throughput agreements at seven rail transload facilities in Colorado, Kansas, Louisiana, New Mexico, North Dakota, Oklahoma, and Texas.

We own seven storage terminal facilities, as summarized below:

Storage Capacity
Location	(barrels)
Cushing, Oklahoma	4,140,000
Catoosa, Oklahoma	138,000
Port Aransas, Texas	120,000
Rio Hondo, Texas	80,000
Wheatland, Wyoming	80,000
Seadrift, Texas	25,000
Sunray, Texas	9,500

We lease 3.85 million barrels of storage capacity in Cushing, Oklahoma.

We have two Gulf Coast terminal facilities that are under construction and are expected to be completed during the latter part of fiscal 2015 with a total expected storage capacity of 625,000 barrels. We also own a 50% interest in Glass Mountain, which owns a 210-mile crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma. This pipeline, which became operational in February 2014, has a capacity of 147,000 barrels per day.

Customers. Our customers include crude oil refiners and marketers. Approximately 60% of the revenues from our crude oil logistics segment during the year ended March 31, 2014 related to our ten largest customers of the segment. In addition to utilizing our assets to transport product we own, we also provide truck transportation, barge transportation, storage, and terminal throughput services to our customers.

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

•                  the availability of railcars;

•                  proprietary terminals;

•                  owned barges and towboats;

•                  obtaining and retaining customers; and

•                  the acquisition of businesses.

Supply. We obtain crude oil from a large base of suppliers, which consist primarily of crude oil producers. We currently purchase from 800 producers at 7,600 leases.

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

Billing and Collection Procedures. As is customary in the crude oil industry, we generally receive payment from customers on a monthly basis. As a result, receivables from individual customers in our crude oil business are typically higher than the receivables from customers of our other segments. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our crude oil logistics customers. We believe the following procedures enhance our collection efforts with our crude oil logistics customers:

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

Trade Names. Our crude oil logistics business operates primarily under the NGL — Crude Logistics trade name.

Water Solutions

Overview. Our water solutions segment generates revenues from the gathering, transportation, treatment, and disposal of wastewater generated from crude oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons. Our facilities are located near fields with high levels of crude oil and natural gas production, such as the Pinedale Anticline Basin in Wyoming, the DJ Basin in Colorado, and the Permian and Eagle Ford Basins in Texas.

Operations. We own 23 wastewater processing facilities. The location of the facilities and the processing capacities at which the facilities currently operate are summarized below.

Processing
Capacity
Location	(barrels per day)
Pinedale, Wyoming (A)(B)	60,000
Briggsdale, Colorado (C)(D)	34,000
Grover, Colorado (C)	25,000
Greeley, Colorado (B)	18,000
Platteville, Colorado (C)(E)	16,200
Kersey, Colorado (C)	14,000
LaSalle, Colorado (C)	5,900
Brighton, Colorado (C)	5,100
Big Lake, Texas (C)	30,000
Pecos, Texas (C)(F)	23,000
Carrizo Springs, Texas (B)	22,500
Charlotte, Texas (C)(F)	22,000
Cheapside, Texas (C)	22,000
Gillett, Texas (C)	22,000
Karnes City, Texas (C)	22,000
Artesia Wells, Texas (C)	20,000
Nixon, Texas (C)	20,000
Los Angeles, Texas (B)	20,000
Fowlerton, Texas (C)	18,000
Pearsall, Texas (B)	17,000
Cotulla, Texas (C)	16,500
Dilley Lea, Texas (B)	15,000
Andrews, Texas (C)	12,000

(A)       This facility has a design capacity of 60,000 barrels per day to process water to a recycle standard which also includes a design capacity of 20,000 barrels per day to process water to a discharge standard.

(B)       These facilities are located on land we lease.

(C)       These facilities are located on land we own.

(D)       The processing capacity listed above for this facility includes a design capacity of 12,000 barrels per day to process water to a recycle standard.

(E)        The processing capacity listed above for this facility includes a design capacity of 10,000 barrels per day to process water to a recycle standard.

(F)         We purchased these facilities effective March 1, 2014.

Our customers bring wastewater generated by crude oil and natural gas exploration and production operations to our facilities for treatment. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

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

Our facilities in Colorado dispose of wastewater primarily into deep underground formations via injection wells. Two of our facilities in Colorado have the assets and technology needed to treat the water to the point that we can sell the water back to producers for use in future drilling operations.

Our facilities in Texas dispose of wastewater into deep underground formations via injection wells. We also operate a wastewater transportation business in Texas, whereby we transport wastewater via truck to processing facilities owned by us and other parties. We operate this business with 70 owned trucks, 20 owned trailers, and 80 frac tanks.

Customers. The customers of our Wyoming and Colorado facilities consist primarily of large exploration and production companies who conduct drilling operations near our facilities. The primary customers of our facility in Wyoming have committed to deliver a specified minimum volume to our facility under multi-year contracts. Certain other customers, primarily those of our facilities in Colorado, have committed to deliver to our facilities all wastewater produced at all wells in a designated area under multi-year contracts. The customers of our facilities in Texas consist primarily of wastewater transportation companies, although one customer has committed to deliver 50,000 barrels per day to our facilities in Texas. During the year ended March 31, 2014, 37% of the revenues of the water solutions segment were generated from our two largest customers of the segment, and 73% of the revenues of the segment were generated from our ten largest customers of the segment.

Competition. We compete with other processors of wastewater to the extent that other processors have facilities geographically close to our facilities. Location is an important consideration for our customers, who seek to minimize the cost of transporting the wastewater to disposal facilities. Our facilities are strategically located near areas of significant crude oil and natural gas production.

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

Billing and Collection Procedures. Our water solutions customers consist of large oil and natural gas producers, and also include smaller water transportation companies. We typically invoice customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our water solutions customers. We believe the following procedures enhance our collection efforts with our water solutions customers:

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

Trade Names. Our water solutions business operates primarily under the NGL — Water Solutions trade name.

Technology. We hold multiple patents for processing technologies. We own a research and development center, which we use to optimize treatment processes and cost minimization.

Liquids

Overview. Our liquids segment provides natural gas liquids procurement, storage, transportation, and supply services to customers through assets owned by us and third parties. Our liquids business also supplies the majority of the propane for our retail propane business. We also sell butanes and natural gasolines to refiners and producers for use as blending stocks and diluent and assist refineries by managing their seasonal butane supply needs.

Operations. We procure natural gas liquids from refiners, gas processing plants, producers and other resellers for delivery to leased storage space, common carrier pipelines, railcar terminals, and direct to certain customers. Our customers take delivery by loading natural gas liquids into transport vehicles from common carrier pipeline terminals, private terminals, our terminals, directly from refineries and rail terminals, and by railcar.

A portion of our wholesale propane gallons are presold to third-party retailers and wholesalers at a fixed price under back-to-back contracts. Back-to-back contracts, in which we balance our contractual portfolio by buying propane supply when we have a matching purchase commitment from our wholesale customers, protects our margins, and mitigates commodity price risk. Pre-sales also reduce the impact of warm weather because the customer is required to take delivery of the propane regardless of the weather. We generally require cash deposits from these customers. In addition, on a daily basis we have the ability to balance our inventory by buying or selling propane, butanes, and natural gasoline to refiners, resellers, and propane producers through pipeline inventory transfers at major storage hubs.

In order to secure consistent supply during the heating season, we are often required to purchase volumes of propane during the entire fiscal year. In order to mitigate storage costs and price risk, we may sell those volumes at a lesser margin than we earn in our other wholesale operations.

We purchase butane from refiners during the summer months, when refiners have a greater butane supply than they need, and sell butane to refiners during the winter blending season, when demand for butane is higher. We utilize a portion of our railcar fleet and a portion of our leased underground storage to store butane for this purpose.

We also transport customer-owned natural gas liquids on our leased railcars and charge the customers a transportation service fee. In addition, we sub-lease railcars to certain customers.

We also purchase and sell asphalt. We utilize leased railcars to move the asphalt from our suppliers to our customers.

We own 22 natural gas liquids terminals and we lease a fleet of railcars. These assets give us the opportunity to access wholesale markets throughout the United States, and to move product to locations where demand is highest. We utilize these terminals and railcars primarily in the service of our wholesale operations, although we also provide transportation, storage, and throughput services to other parties to a lesser extent.

The following chart lists our natural gas liquids terminals and their throughput capacity:

Throughput Capacity
Facility	(in gallons per day)
Rosemount, Minnesota	1,441,000
Lebanon, Indiana	1,058,000
West Memphis, Arkansas	1,058,000
Dexter, Missouri	930,000
East St. Louis, Illinois	883,000
Jefferson City, Missouri	883,000
Hutchinson, Kansas	840,000
St. Catherines, Ontario, Canada	700,000
Janesville, Wisconsin	553,000
Light, Arkansas	524,400
Rixie, Arkansas	524,400
Winslow, Arizona	500,000
Albuquerque, New Mexico	408,000
Kingsland, Arkansas	405,000
Portland, Maine	360,000
West Springfield, Massachusetts	360,000
Vancouver, Washington	358,000
Green Bay, Wisconsin	310,000
Thackerville, Oklahoma	235,000
Ritzville, Washington	198,000
Sidney, Montana	180,000
Shelton, Washington	161,000

We have operating agreements with third parties for certain of our terminals. The terminals in East St. Louis, Illinois and Jefferson City, Missouri are operated for us by a third party for a monthly fee under an operating and maintenance agreement that has a term that expires in 2017. The terminal in St. Catherines, Ontario, Canada is operated by a third party under a year-to-year agreement.

We own the terminal assets. We own the land on which 12 of the terminals are located and we either have easements or lease the land on which 10 of the terminals are located. The terminals in East St. Louis, Illinois and Jefferson City, Missouri have perpetual easements, and the terminal in St. Catherines, Ontario, Canada has a long-term lease that expires in 2022.

We own 4 railcars and lease 3,700 additional railcars, of which 600 railcars are subleased to a third party. These include high pressure and general purpose railcars.

We own 16 transloading units, which enable customers to transfer product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most convenient for customers to transfer their product.

We lease natural gas liquids storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers. We lease storage space for natural gas liquids in various storage hubs in Arizona, Canada, Kansas, Michigan, Mississippi, Missouri, New York and Texas.

The following chart shows our leased storage space at natural gas liquids storage facilities and interconnects to those facilities:

	Leased Storage Space
	(in gallons)
	Beginning	At
	April 1,	March 31,
Storage Facility	2014	2014	Storage Interconnects

Conway, Kansas	73,290,000	85,890,000	Connected to Enterprise Mid-America and NuStar Pipelines; Rail Facility
Borger, Texas	42,000,000	31,500,000	Connected to ConocoPhillips Blue Line Pipeline
Bushton, Kansas	10,500,000	12,600,000	Connected to ONEOK North System Pipeline
Mont Belvieu, Texas	3,150,000	2,940,000	Connected to Enterprise Texas Eastern Products Pipeline
Carthage, Missouri	7,560,000	7,560,000	Connected to Magellan Pipeline
Marysville, Michigan	4,200,000	15,750,000	Connected to Cochin Pipeline
Hattiesburg, Mississippi	6,930,000	7,350,000	Connected to Enterprise Dixie Pipeline; Rail Facility
Redwater, Alberta, Canada	7,938,000	9,055,200	Connected to Cochin Pipeline; Rail Facility
Regina, Saskatchewan, Canada	1,260,000	—	Connected to Cochin Pipeline; Rail Facility
Bath, New York	—	10,122,000	Rail Facility
Adamana, Arizona	1,398,600	1,680,000	Rail Facility
Corunna, Ontario, Canada	2,100,000	2,100,000	Rail Facility
Total	160,326,600	186,547,200

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

Customers. Our liquids business serves 900 customers in 45 states. Our liquids business serves national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. Our liquids business also supplies the majority of the propane for our retail propane business. We deliver the propane supply to our customers at terminals located on common carrier pipeline systems, rail terminals, refineries, and major United States propane storage hubs. For the year ended March 31, 2014, our ten largest liquids customers represented 35% of the total sales of our liquids business (exclusive of sales to our retail propane segment).

Seasonality. Our liquids business is affected by the weather in a similar manner as our retail propane business. However, we are able to partially mitigate the effects of seasonality by pre-selling a portion of our wholesale volumes to retailers and wholesalers and requiring the customer to take delivery regardless of the weather.

Competition. Our liquids business faces significant competition. The primary factors on which we compete are:

•                  price;

•                  availability of supply;

•                  level and quality of service;

•                  available space on common carrier pipelines;

•                  storage availability;

•                  the availability of railcars;

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

We use back-to-back contracts for many of our liquids segment sales to limit exposure to commodity price risk and protect our margins. We are able to match our supply and sales commitments by offering our customers purchase contracts with flexible price, location, storage, and ratable delivery. However, certain common carrier pipelines require us to keep minimum in-line inventory balances year round to conduct our daily business, and these volumes may not be matched with a purchase commitment.

We generally require deposits from our customers for fixed priced future delivery of propane if the delivery date is more than 30 days after the time of contractual agreement.

Billing and Collection Procedures. Our liquids segment customers consist of commercial accounts varying in size from local independent distributors to large regional and national retailers. These sales tend to be large volume transactions that can range from 10,000 gallons to as much as 1,000,000 gallons, and deliveries can occur over time periods extending from days to as long as a year. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our wholesale customers. We believe the following procedures enhance our collection efforts with our wholesale customers:

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

Trade Names. Our liquids business operates primarily under the NGL - Liquids, Centennial Energy, and Centennial Gas Liquids trade names.

Retail Propane

Overview. Our retail propane business consists of the retail marketing, sale and distribution of propane and distillates, including the sale and lease of propane tanks, equipment and supplies, to more than 290,000 residential, agricultural, commercial and industrial customers. We also sell propane to certain re-sellers. We purchase the majority of the propane sold in our retail propane business from our liquids business, which provides our retail propane business with a stable and secure supply of propane.

Operations. We market retail propane and distillates through our customer service locations. We sell propane primarily in rural areas, but we also have a number of customers in suburban areas where energy alternatives to propane such as natural gas are not generally available. We own or lease 92 customer service locations and 91 satellite distribution locations, with aggregate propane storage capacity of 10.7 million gallons and aggregate distillate storage capacity of 3.4 million gallons. Our customer service locations are staffed and operated to service a defined geographic market area and typically include a business office, product showroom, and secondary propane storage. Our satellite distribution locations, which are unmanned storage tanks, allow our customer service centers to serve an extended market area.

Our customer service locations in Illinois and Indiana also rent 15,000 water softeners and filters, primarily to residential customers in rural areas to treat well water or other problem water. We sell water conditioning equipment and treatment supplies as well. Although the water conditioning portion of our retail propane business is small, it generates steady year round revenues. The customer bases in Illinois and Indiana for retail propane and water conditioning have significant overlap, providing the opportunity to cross-sell both products between those customer bases.

The following table shows the number of our customer service locations and satellite distribution locations by state:

	Number of Customer	Number of Satellite
	Service	Distribution
State	Locations	Locations
Illinois	23	19
Maine	17	10
Georgia	11	3
Massachusetts	10	8
Kansas	5	27
Indiana	4	5
Pennsylvania	4	3
Connecticut	3	2
North Carolina	3	1
Oregon	2	1
Washington	2	—
Mississippi	1	3
New Hampshire	1	1
Maryland	1	1
Rhode Island	1	1
Utah	1	1
Wyoming	1	1
Colorado	1	—
South Carolina	1	—
Delaware	—	1
New Jersey	—	1
Tennessee	—	1
Vermont	—	1
Total	92	91

We own 74 of our 92 customer service centers and 63 of our 91 satellite distribution locations, and we lease the remainder.

Tank ownership at customer locations is an important component to our operations and customer retention. At March 31, 2014, we owned the following propane storage tanks:

•                  400 bulk storage tanks with capacities ranging from 2,000 to 90,000 gallons; and

•                  300,000 stationary customer storage tanks with capacities ranging from 7 to 30,000 gallons.

We also lease an additional 20 bulk storage tanks.

At March 31, 2014, we owned a fleet of 370 bulk delivery trucks, 40 semi-tractors, 40 propane transport trailers and 480 other service trucks.

Retail deliveries of propane are usually made to customers by means of our fleet of bulk delivery trucks. Propane is pumped from the bulk delivery truck, which holds 2,400 to 5,000 gallons, into a storage tank at the customer’s premises. The capacity of these storage tanks ranges from 30 to 1,000 gallons. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of 5 to 25 gallons. These cylinders are typically picked up on a delivery route, refilled at our customer service locations, and then returned to the retail customer. Customers can also bring the cylinders to our customer service centers to be refilled.

Approximately 73% of our residential customers receive their propane supply via our automatic route delivery program, which allows us to maximize our delivery efficiency. For these customers, our delivery forecasting software system utilizes a customer’s historical consumption patterns combined with current weather conditions to more accurately predict the optimal time to refill the customer’s tank. The delivery information is then uploaded to routing software to calculate the most cost effective delivery route. Our automatic delivery program promotes customer retention by providing an uninterrupted supply of propane and enables us to efficiently conduct route deliveries on a regular basis. Some of our purchase plans, such as level payment billing, fixed price, and price cap programs, further promote our automatic delivery program.

Customers. Our retail propane and distillate customers fall into three broad categories: residential, agricultural, and commercial and industrial. At March 31, 2014, our retail propane and distillate customers were comprised of:

•                  71% residential customers;

•                  28% commercial and industrial customers; and

•                  1% agricultural customers.

No single customer accounted for more than 1% of our retail propane volumes during the year ended March 31, 2014.

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

The competitive landscape of the markets that we serve has been fairly stable. Each customer service location operates in its own competitive environment, since retailers are located in close proximity to their customers due to delivery economics. Our customer service locations generally have an effective marketing radius of 25 to 65 miles, although in certain areas the marketing radius may be extended by satellite distribution locations.

The ability to compete effectively depends on the ability to provide superior customer service, which includes reliability of supply, quality equipment, well-trained service staff, efficient delivery, 24-hours-a-day service for emergency repairs and deliveries, multiple payment and purchase options and the ability to maintain competitive prices. Additionally, we believe that our safety programs, policies and procedures are more comprehensive than many of our smaller, independent competitors, which offers a higher level of service to our customers. We also believe that our overall service capabilities and customer responsiveness differentiate us from many of our competitors.

Supply. Our retail propane segment purchases the majority of its propane from our liquids segment.

Pricing Policy. Our pricing policy is an essential element in the successful marketing of retail propane and distillates. We protect our margin by adjusting our retail propane pricing based on, among other things, prevailing supply costs, local market conditions, and input from management at our customer service locations. We rely on our regional management to set prices based on these factors. Our regional managers are advised regularly of any changes in the delivered cost of propane and distillates, potential supply disruptions, changes in industry inventory levels, and possible trends in the future cost of propane and distillates. We believe the market intelligence provided by our liquids business, combined with our propane and distillate pricing methods allows us to respond to changes in supply costs in a manner that protects our customer base and our margins.

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

•                  many customers prefer the convenience of paying in person; and

•                  billing issues may be handled more quickly because local personnel have current account information and detailed customer history available to them at all times to answer customer inquiries.

Our retail propane customers must comply with our standards for extending credit, which typically includes submitting a credit application, supplying credit references, and undergoing a credit check with an appropriate credit agency.

Trade Names. We use a variety of trademarks and trade names that we own, including Hicksgas, Propane Central, Brantley Gas, Osterman, Pacer, Downeast Energy, Allied Propane, Lessig Oil and Propane, and Proflame, among others. We typically retain and continue to use the names of the companies that we acquire and believe that this helps maintain the local identification of these companies and contributes to their continued success. We regard our trademarks, trade names, and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Refined Products

Overview. Our refined products marketing business purchases gasoline and diesel fuel primarily from eight suppliers and typically sells these products in back-to-back contracts to over 300 customers at a nationwide network of third-party owned terminaling and storage facilities. We lease 175,000 barrels of refined products storage on a third-party pipeline.

Customers. Our customers include convenience stores, petroleum-related transportation companies and railroad companies, among others. Approximately 41% of the revenues from our refined products segment during the year ended March 31, 2014 related to our ten largest customers of the segment.

Competition. We face significant competition, as many entities are engaged in the refined products business, some of which are larger and have greater financial resources than we do. The primary factors on which we compete are:

•                  price;

•                  availability of supply;

•                  level and quality of service;

•                  available space on common carrier pipelines;

•                  the availability of railcars;

•                  proprietary terminals; and

•                  obtaining and retaining customers.

Supply. We obtain refined products primarily from eight suppliers, which consist primarily of large energy and petrochemicals companies.

Pricing Policy. Most of our contracts to purchase or sell refined products are at floating prices that are indexed to published rates in active markets. We seek to manage price risk by entering into purchase and sale contracts of similar volumes based on similar indexes and by entering into financial derivatives.

Billing and Collection Procedures. Our refined products customers consist primarily of large energy and petrochemicals companies. We typically invoice these customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our refined products customers. We believe the following procedures enhance our collection efforts with our refined products customers:

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

Renewables

Overview. Our renewables business, including ethanol marketing and biodiesel marketing businesses, purchases ethanol primarily at production facilities, and transports the ethanol for sale at various locations to refiners and blenders, and purchases biodiesel from production facilities in the Midwest and in Houston, Texas, and transports the product using 40 leased railcars operating primarily in Iowa, Oklahoma, Minnesota, Missouri, and Texas for sale to refiners and blenders. We also transport and market third-party owned ethanol for a service fee. In our ethanol business, we lease and sublease railcars. We lease 2.5 million gallons of biodiesel storage at a facility in Deer Park, Texas and have a terminaling agreement at a facility in Phoenix, Arizona, with a minimum monthly throughput requirement of one million gallons.

Customers. Our customers include crude oil refiners and blenders. Approximately 70% of the revenues from our renewables segment during the year ended March 31, 2014 related to our ten largest customers of the segment.

Competition. We face significant competition, as many entities are engaged in the renewables business, some of which are larger and have greater financial resources than we do. The primary factors on which we compete are:

•                  price;

•                  availability of supply;

•                  level and quality of service;

•                  available space on common carrier pipelines;

•                  the availability of railcars;

•                  proprietary terminals; and

•                  obtaining and retaining customers.

Supply. We obtain renewables from production facilities in the Midwest and in Houston, Texas.

Pricing Policy. Most of our contracts to purchase or sell renewables are at floating prices that are indexed to published rates in active markets. We seek to manage price risk by entering into purchase and sale contracts of similar volumes based on similar indexes and by entering into financial derivatives.

Billing and Collection Procedures. Our renewables customers consist primarily of crude oil refiners and blenders. We typically invoice these customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our refined products customers. We believe the following procedures enhance our collection efforts with our renewables customers:

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

Employees

At March 31, 2014, we had 2,500 full-time employees, of which 2,300 were operational and 200 were general and administrative. Fourteen of our employees at two of our locations are members of a labor union. We believe that our relations with our employees are satisfactory.

Government Regulation

Regulation of the Oil and Natural Gas Industries

Regulation of Oil and Natural Gas Exploration, Production and Sales. Sales of crude oil and natural gas liquids are not currently regulated and are transacted at market prices. In 1989, the United States Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and non-price controls affecting wellhead sales of natural gas. The Federal Energy Regulatory Commission (“FERC”), which has the authority under the Natural Gas Act to regulate the prices and other terms and conditions of the sale of natural gas for resale in interstate commerce, has issued blanket authorizations for all natural gas resellers subject to its regulation, except interstate pipelines, to resell natural gas at market prices. Either Congress or FERC (with respect to the resale of natural gas in interstate commerce), however, could re-impose price controls in the future.

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

Regulation of the Transportation and Storage of Natural Gas and Oil and Related Facilities. FERC regulates oil pipelines under the Interstate Commerce Act and natural gas pipeline and storage companies under the Natural Gas Act, and Natural Gas Policy Act of 1978 (the “NGPA”), as amended by the Energy Policy Act of 2005. While this regulation does not currently apply directly to our facilities, it may affect the price and availability of supply and thereby indirectly affect our business. Additionally, contracts we enter into for the transportation or storage of natural gas or oil are subject to FERC regulation including reporting or other requirements. In addition, the intrastate transportation and storage of oil and natural gas is subject to regulation by the state in which such facilities are located and such regulation can affect the availability and price of our supply and have both a direct and indirect effect on our business.

Anti-Market Manipulation Rules. We are subject to the anti-market manipulation provisions in the Natural Gas Act and the NGPA, as amended by the Energy Policy Act of 2005, which authorizes FERC to impose fines of up to $1,000,000 per day per violation of the Natural Gas Act, the NGPA, or their implementing regulations. In addition, the Federal Trade Commission holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to $1,000,000 per violation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The Commodity Futures Trading Commission is directed under the Commodity Exchange Act to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the Commodity Futures Trading Commission has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The Commodity Futures

Trading Commission also has statutory authority to seek civil penalties of up to the greater of $1,000,000 per day per violation or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the Commodity Exchange Act. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.

Maritime Transportation. The Jones Act is a federal law that restricts maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. Since we engage in maritime transportation through our barge fleet between locations in the United States, we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all United States-flagged vessels be manned by United States citizens. Foreign-flagged seamen generally receive lower wages and benefits than those received by United States citizen seamen. This requirement significantly increases operating costs of United States-flagged vessel operations compared to foreign-flagged vessel operations. Certain foreign governments subsidize their nations’ shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flagged vessel owners. The United States Coast Guard and American Bureau of Shipping maintain the most stringent regimen of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flagged operators than for owners of vessels registered under foreign flags of convenience.

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

Hazardous Substances and Waste. We are subject to various federal, state, and local environmental, health and safety laws and regulations governing the storage, distribution and transportation of natural gas liquids and the operation of bulk storage LPG terminals, as well as laws and regulations governing environmental protection, including those addressing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Generally, these laws (i) regulate air and water quality and impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) may result in the suspension or revocation of necessary permits, licenses and authorizations; (iv) impose substantial liabilities on us for pollution resulting from our operations; (v) require remedial measures to mitigate pollution from former or ongoing operations; (vi) and may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. These laws include, among others, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. For example, as a flammable substance, propane is subject to risk management plan requirements under section 112(r) of the Clean Air Act.

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

RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency (“EPA”), most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain wastes associated with the production of oil and natural gas, as well as petroleum-contaminated media, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. It is possible, however, that certain wastes now classified as non-hazardous could be classified as hazardous wastes in the future and therefore be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas wastes as “hazardous wastes.”  Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

We currently own or lease properties where hydrocarbons are being or have been handled for many years. Although previous operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons and wastes have been transported for treatment or disposal. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to implement remedial measures to prevent or mitigate future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our operations or financial condition.

Oil Pollution Prevention. Our operations involve the shipment of crude oil by barge through navigable waters of the United States. The Oil Pollution Prevention Act imposes liability for releases of oil from vessels or facilities into navigable waters. If a release of crude oil to navigable waters occurred during shipment or from a terminal, we could be subject to liability under the Oil Pollution Prevention Act. We are not currently aware of any facts, events, or conditions related to oil spills that could materially impact our operations or financial condition. In 1973, the EPA adopted oil pollution prevention regulations under the Clean Water Act. These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure (“SPCC”) plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. We maintain and implement such plans for our facilities.

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

Underground Injection Control.  Our underground injection operations are subject to the Safe Drinking Water Act, as well as analogous state laws and regulations, which establish requirements for permitting, testing, monitoring, record keeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water.  Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our permits, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties for property damages and personal injuries.

Hydraulic Fracturing. The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. We do not conduct any hydraulic fracturing activities. However, a portion of our customers’ oil and natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process and our water solutions business treats and disposes of wastewater generated from natural gas production, including production utilizing hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of underground injection and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of the United States Congress. Congress will likely continue to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s Underground Injection Control Program and/or to require disclosure of chemicals used in the hydraulic fracturing process. Federal agencies, including the EPA and the United States Department of the Interior, have asserted their regulatory authority to, for example, study the potential impacts of hydraulic fracturing on the environment, and initiate rulemakings to compel disclosure of the chemicals used in hydraulic fracturing operations, and establish pretreatment standards for wastewater from hydraulic fracturing operations. In addition, several states, including Texas, Colorado and California, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, which include additional permit requirements, public disclosure of fracturing fluid contents, operational restrictions, and/or temporary or permanent bans on hydraulic fracturing. We expect that scrutiny of hydraulic fracturing activities will continue in the future.

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas emissions, most notably carbon dioxide, to global warming. In June 2009, the United States House of Representatives passed the ACES Act, also known as the Waxman Markey Bill. The ACES Act did not pass the United States Senate, however, and so was not enacted by the 111th Congress. The ACES Act would have established an economy-wide cap on emissions of greenhouse gases in the United States and would have required most sources of greenhouse gas emissions to obtain and hold “allowances” corresponding to their annual emissions of greenhouse gases. More recently, the Climate Protection Act of 2013 was introduced in the United States Senate in February 2013. The Climate Protection Act of 2013 would introduce a carbon tax on all fossil fuels extracted, manufactured, produced in, or imported into the United States. The bill has not been advanced out of a United States Senate committee. The ultimate outcome of any possible future legislative initiatives is uncertain. In addition, several states have already adopted some legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs, although in recent years some states have scaled back their commitment to greenhouse gas initiatives.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has issued a number of regulations addressing greenhouse gas emissions under the Clean Air Act, including: the greenhouse gas reporting rule; greenhouse gas standards applicable to heavy-duty and light-duty vehicles; a rule requiring stationary sources to address greenhouse gas emissions in Prevention of Significant Deterioration and Title V permits; and new source performance standards for greenhouse gas emissions from new power plants. The EPA’s greenhouse gas permitting rule is currently being reviewed by the United States Supreme Court with a decision expected by June 2014. The outcome of the litigation is unknown. The EPA’s greenhouse gas regulations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations and also could adversely affect demand for the products that we transport, store, process, or otherwise handle in connection with our services.

Some scientists have suggested climate change from greenhouse gases could increase the severity of extreme weather, such as increased hurricanes and floods, which could damage our facilities. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our natural gas liquids is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for our products and services. If there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

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

Safety and Transportation

All states in which we operate have adopted fire safety codes that regulate the storage and distribution of propane and distillates. In some states, state agencies administer these laws. In others, municipalities administer them. We conduct training programs to help ensure that our operations comply with applicable governmental regulations. With respect to general operations, each state in which we operate adopts National Fire Protection Association (the “NFPA”), Pamphlet Nos. 54 and No. 58, or comparable regulations, which establish a set of rules and procedures governing the safe handling of propane, and Pamphlet Nos. 30, 30A, 31, 385 and 395 which establish rules and procedures governing the safe handling of distillates, such as fuel oil. We believe that the policies and procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and distillates and related service and installation operations are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

With respect to the transportation of propane, distillates, crude oil, and water, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002.  Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”).  Specifically, crude oil pipelines are subject to regulation by the DOT, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”), which requires PHMSA to develop, prescribe, and enforce minimum federal safety standards for the storage and transportation of hazardous liquids by and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations. The Pipeline Safety Act of 1992 added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in high consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management.

Railcar Regulation

We transport a significant portion of our natural gas liquids and crude oil via rail transportation, and we own and lease a fleet of railcars for this purpose. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies.

Occupational Health Regulations

The workplaces associated with our manufacturing, processing, terminal and storage facilities are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. Our marine vessel operations are also subject to safety and operational standards established and monitored by the United States Coast Guard. In general, we expect to increase our expenditures relating to compliance with likely higher industry and regulatory safety standards such as those described above. However, these expenditures cannot be accurately estimated at this time, but we do not expect them to have a material adverse effect on our business.

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

•                  the cost of crude oil, natural gas liquids, refined products, ethanol, and biodiesel that we buy for resale and whether we are able to pass along cost increases to our customers;

•                  the volume of wastewater delivered to our processing facilities;

•                  disruptions in the availability of crude oil and/or natural gas liquids supply;

•                  our ability to renew leases for storage and railcars;

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

•                  the cost of acquisitions, if any;

•                  restrictions contained in our credit agreement (the “Credit Agreement”), the purchase agreement governing our outstanding 6.65% senior secured notes due 2022 (the “Note Purchase Agreement”), the indenture governing our outstanding 6.875% senior notes due 2021 (the “Indenture”) and other debt service requirements;

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

•                  covenants in our Credit Agreement, Note Purchase Agreement and Indenture that limit the amount and types of indebtedness that we may incur to finance acquisitions and which may adversely affect our ability to make distributions to our unitholders;

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

The propane industry is a mature industry. We anticipate only limited growth in total national demand for propane in the near future. Increased competition from alternative energy sources has limited growth in the propane industry, and year-to-year industry volumes are primarily impacted by fluctuations in weather and economic conditions. In addition, our retail propane business concentrates on sales to residential customers, but because of longstanding customer relationships that are typical in the retail residential propane industry, the inconvenience of switching tanks and suppliers, we may have difficulty in increasing our retail customer base other than through acquisitions. Therefore, while our business strategy includes expanding our existing retail propane operations through internal growth, our ability to grow within the retail propane business will depend principally on acquisitions.

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

Restrictions in our Credit Agreement, Note Purchase Agreement and Indenture could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and the value of our common units.

Our Credit Agreement, Note Purchase Agreement and Indenture limit our ability to, among other things:

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

We are permitted to make distributions to our unitholders under our Credit Agreement, Note Purchase Agreement and Indenture as long as no default or event of default exists both immediately before and after giving effect to the declaration and payment of the distribution and the distribution does not exceed available cash for the applicable quarterly period. Our Credit Agreement, Note Purchase Agreement and Indenture also contain covenants requiring us to maintain certain financial ratios. Please read “Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity, Sources of Capital and Capital Resource Activities —Long-Term Debt.”

The provisions of our Credit Agreement, Note Purchase Agreement and Indenture may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Credit Agreement could result in a covenant violation, default or an event of default that could enable our lenders, subject to the terms and conditions of our Credit Agreement, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price will be impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make payments on our debt obligations and cash distributions at our intended levels.

Our business depends on the availability of supply of crude oil and natural gas liquids in the United States and Canada, which is dependent on the ability and willingness of other parties to explore for and produce crude oil and natural gas. Spending on crude oil and natural gas exploration and production may be adversely affected by industry and financial market conditions that are beyond our control including, without limitation, (1) prices for crude oil, condensate, and natural gas liquids, (2) crude oil and natural gas producers having success in their operations, (3) continued commercially viable areas in which to explore and produce crude oil and natural gas,  (4) the availability of liquids-rich natural gas needed to produce natural gas liquids, and (5) the availability of pipeline transportation and storage capacity.

Our business depends on domestic spending by the oil and natural gas industry, and this spending and our business have been, and may continue to be, adversely affected by industry and financial market conditions and existing or new regulations, such as those related to environmental matters, that are beyond our control.

We depend on the ability and willingness of other entities to make operating and capital expenditures to explore for, develop, and produce oil and natural gas in the United States and Canada, and to extract natural gas liquids from natural gas as well as the availability of necessary pipeline transportation and storage capacity. Customers’ expectations of lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing business opportunities and demand for our services and equipment. Actual market conditions and producers’ expectations of market conditions for crude oil, condensate and natural gas liquids may also cause producers to curtail spending, thereby reducing business opportunities and demand for our services.

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

The crude oil logistics, liquids, retail propane, refined products, and renewables businesses are “margin-based” businesses in which our realized margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in product prices caused by changes in supply, pipeline transportation and storage capacity or other market conditions.

Generally, we attempt to maintain an inventory position that is substantially balanced between our purchases and sales, including our future delivery obligations. We attempt to obtain a certain margin for our purchases by selling our product to our customers, which include third-party consumers, other wholesalers and retailers, and others. However, market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that cannot be passed through to our customers. In general, product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points, creating the potential for sudden and drastic price fluctuations. Sudden and extended wholesale price increases could reduce our margins and could, if continued over an extended period of time, reduce demand by encouraging retail customers to conserve or convert to alternative energy sources. Conversely, a prolonged decline in product prices could potentially result in a reduction of the borrowing base under our working capital facility, and we could be required to liquidate inventory that we have already pre-sold.

We are affected by competition from other midstream, transportation, terminaling and storage and retail marketing companies, some of which are larger and more firmly established and may have greater marketing and development budgets and capital resources than we do.

We experience competition in all of our segments. In our liquids segment, we compete for natural gas supplies and also for customers for our services. Our competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. Our natural gas liquids terminals compete with other terminaling and storage providers in the transportation and storage of natural gas liquids. Natural gas and natural gas liquids also compete with other forms of energy, including electricity, coal, fuel oil and renewable or alternative energy.

Our crude oil logistics segment faces significant competition for crude oil supplies and also for customers for our services. These operations also face competition from trucks for incremental and marginal volumes in the areas we serve. Further, our crude oil terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Our water solutions segment is in direct and indirect competition with other businesses, including disposal and other wastewater treatment businesses.

We face strong competition in the market for the sale of retail propane. Our competitors vary from retail propane companies who are larger and have substantially greater financial resources than we do to small retail propane distributors, rural electric cooperatives and fuel oil distributors who have entered the market due to a low barrier to entry. The actions of our retail marketing competitors, including the impact of imports, could lead to lower prices or reduced margins for the products we sell, which could have an adverse effect on our business or results of operations.

Our refined products and renewables segments also face significant competition for refined products and renewables supplies and also for customers for our services.

We can make no assurances that we will be able to compete successfully in each of our lines of business. If a competitor attempts to increase market share by reducing prices, we may lose customers, which would reduce our revenues.

Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines we use is interrupted.

We use third-party common carrier pipelines to transport crude oil and natural gas liquids and we use third-party facilities to store natural gas liquids and ethanol. Any significant interruption in the service at these storage facilities or on the common carrier pipelines we use would adversely affect our ability to obtain propane.

Our business would be adversely affected if service on the railroads we use is interrupted.

We transport crude oil, natural gas liquids, ethanol, and biodiesel by railcar. We do not own or operate the railroads on which these cars are transported. Any disruptions in the operations of these railroads could adversely impact our ability to deliver product to our customers.

If we are unable to purchase product from our principal suppliers, our results of operations would be adversely affected.

If we are unable to purchase product from significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would adversely affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations.

The fees charged to customers under our agreements with them for the transportation and marketing of crude oil, condensate, natural gas liquids, refined products, ethanol, and biodiesel may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

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

Our sales of crude oil, condensate, natural gas liquids, refined products, ethanol, and biodiesel and related transportation and hedging activities, and our processing of wastewater, expose us to potential regulatory risks.

The Federal Trade Commission (“FTC”), the Federal Energy Regulatory Commission (“FERC”), and the Commodity Futures Trading Commission (“CFTC”) hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of energy commodities, and any related transportation and/or hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Additionally, to the extent that we enter into transportation contracts with pipelines that are subject to the FERC regulation or we become subject to the FERC regulation ourselves (see —“Some of our operations could become subject to the jurisdiction of the FERC,” below), we will be obligated to comply with the FERC’s regulations and policies. Any failure on our part to comply with the FERC’s regulations and policies at that time could result in the imposition of civil and criminal penalties. Failure to comply with such regulations, as interpreted and enforced, could have a material and adverse effect on our business, results of operations and financial condition.

The intrastate transportation or storage of natural gas or crude oil is subject to regulation by the state in which the facilities and transactions occur and requires compliance with all such regulation. This state regulation can have a material and adverse effect on that portion of our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Dodd-Frank Act mandates the CFTC to promulgate rules to define these terms, we do not know the definitions the CFTC will actually adopt or how these definitions will apply to us. Although the CFTC established position limits on certain core futures and equivalent swaps contracts, with exceptions for certain bona fide hedging transactions, those limits were vacated by a federal district court on September 28, 2012, and will not go into effect until the CFTC prevails on appeal of this ruling, or issues and finalizes revised rules. Additionally, in December 2012, the CFTC published final rules regarding mandatory clearing of four classes of interest rate swaps and two classes of credit swaps and setting compliance dates of March 11, 2013, June 10, 2013, and, for end users of swaps, September 9, 2013. The full impact of the Dodd-Frank Act on our hedging activities is uncertain at this time. However, new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Dodd-Frank Act may also materially affect our customers and materially and adversely affect the demand for our services.

We are subject to the trucking safety regulations, which are likely to be amended, and made stricter, as part of the initiative known as Comprehensive, Safety, Analysis (“CSA”). If our current United States Department of Transportation (“DOT”) safety ratings are downgraded to “Unsatisfactory” or the equivalent in connection with this initiative, our business and results of our operations may be adversely affected.

As part of the CSA initiative, the Federal Motor Carrier Safety Administration (“FMCSA”) is expected to open a rulemaking docket for purposes of changing its safety rating methodology. Any new methodology adopted in the rulemaking is likely to link safety ratings more closely to roadside inspection and driver violation data gathered and analyzed from month to month under the agency’s new Safety Measurement System (“SMS”). This linkage could result in greater variability in safety ratings than the current system, in which a safety rating is based on relatively infrequent on-site compliance audits at a carrier’s place(s) of business. Preliminary studies by transportation consulting firms indicate that “Satisfactory” ratings (or any equivalent under a new SMS-based system) may become more difficult to achieve and maintain under such a system. If we ever receive an “Unsatisfactory” or equivalent rating, we may lose some of our customer contracts that require such a rating, which may materially and adversely affect our business prospects and results of operations.

Our business is subject to federal, state, provincial and local laws and regulations with respect to environmental, safety and other regulatory matters and the cost of compliance with, violation of or liabilities under, such laws and regulations could adversely affect our profitability.

Our operations, including those involving crude oil, condensate, natural gas liquids, and oil and gas produced wastewater, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities in the performance of our operations due to handling of wastewater and hydrocarbons, such as crude oil, condensate, natural gas liquids, refined products, ethanol, and biodiesel. For instance, our wastewater treatment and transportation business carries with it environmental risks, including leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills or releases during the transport of wastewater. Our crude oil, condensate, natural gas liquids, refined products, ethanol, and biodiesel businesses carry similar risks of leakage and sudden or accidental spills of crude oil, condensate, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the impairment or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

We use various modes of transportation to carry propane, distillates, crude oil and water, including trucks, railcars and barges, each of which is subject to regulation. With respect to transportation by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002, which cover the security and transportation of hazardous materials and are administered by the DOT. We also own and lease a fleet of railcars, the operation of which is subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies. In response to recent train derailments occurring in the United States and Canada in 2013, United States regulators are implementing or considering new rules to address the safety risks of transporting crude oil by rail. On January 23, 2014, the National Transportation Safety Board issued a series of recommendations to address safety risks, and on February 25, 2014 the DOT issued an emergency order requiring all persons, prior to offering petroleum crude oil into transportation, to ensure such product is properly tested and classed. The introduction of these or other regulations that result in new requirements addressing the type, design, specifications or construction of railcars used to transport crude oil could result in severe transportation capacity constraints during the period in which new railcars are retrofitted or constructed to meet new specifications. Our barge transportation operations, which we acquired in 2012, are subject to the Jones Act, a federal law restricting marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens, as well as rules and regulations of the United States Coast Guard. Non-compliance with any of these regulations could result in increased costs related to the transportation of our products and could have an adverse effect on our business.

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

Changes in environmental laws and regulations occur frequently. New laws or regulations, changes to existing laws or regulations, such as more stringent pollution control requirements or additional safety requirements, or more stringent interpretation or enforcement of existing laws and regulations, may unfavorably impact us, and could result in increased operating costs and have a material and adverse effect on our activities and profitability. For example, new or proposed laws or regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our costs for treatment of frac flow-back water (or affect our hydraulic fracturing customers’ ability to operate) and cause delays, interruption or termination of our water treatment operations, all of which could have a material and adverse effect on our operations and financial performance.

Furthermore, our customers in the oil and gas production industry are subject to certain environmental laws and regulations that may impose significant costs and liabilities on them, including as a result of changes in such laws and regulations causing them to become more stringent over time. For example, in April 2012, the EPA issued final rules that established new air emission controls for oil and gas production and gas processing operations. The final rule includes a 95% reduction in volatile organic compounds (“VOCs”) (which contribute to smog) emitted during the completion of new and modified hydraulically fractured wells. In August 2013, the EPA updated its 2012 air emission standards for crude oil and natural gas storage tanks to extend the compliance date and allow an alternate emissions limit of less than 4 tons per year without emission controls. Any significant increased costs or restrictions placed on our customers to comply with environmental laws and regulations could affect their production output significantly. Such an effect could materially and adversely affect our utilization and profitability, thus reducing demand for our midstream services. Such an effect on our customers could materially and adversely affect our utilization and profitability. The adoption or implementation of any new regulations imposing additional reporting obligations on greenhouse gas emissions, or limiting greenhouse gas emissions from our equipment and operations, could require us to incur significant costs.

Federal and state legislation and regulatory initiatives relating to our hydraulic fracturing customers could result in increased costs and additional operating restrictions or delays and could harm our business.

Hydraulic fracturing is a frequent practice in the oil and gas fields in which our water solutions segment operates. Hydraulic fracturing is an important and common process used to facilitate production of natural gas and other hydrocarbon condensates in shale formations, as well as tight conventional formations. The hydraulic fracturing process is typically regulated by state oil and gas authorities. This process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some have asserted that the fracturing process and/or the wastewater disposal process could result in increased seismic activity. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may unfavorably impact the oil and gas drilling industry. For instance, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices involving the use of diesel fuel under the Safe Drinking Water Act and its Underground Injection Control program. In February 2014, the EPA issued technical guidance for the permitting of the underground injection of diesel fuel for hydraulic fracturing activities. The EPA has also commenced a study of the potential environmental impact of hydraulic fracturing activities, the final results of which are expected in 2014. In addition, the United States

Department of the Interior published a revised proposed rule on May 16, 2013 that would update existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. Also, legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing. In addition, some states have adopted and other states are considering adopting regulations that could restrict or regulate hydraulic fracturing in certain circumstances. For example, some states have adopted legislation requiring the disclosure of hydraulic fracturing chemicals, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. We cannot predict whether any proposed federal, state or local laws or regulations will be enacted and, if so, what actions any such laws or regulations would require or prohibit. However, any restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability.

Seasonal weather conditions and natural or man-made disasters could severely disrupt normal operations and have an adverse effect on our business, financial condition and results of operations.

We operate in various locations across the United States and Canada which may be adversely affected by seasonal weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds, tornados and hurricanes or after other natural disasters such as earthquakes or wildfires, we may be unable to move our trucks or railcars between locations and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. In addition, hurricanes or other severe weather in the Gulf Coast region could seriously disrupt the supply of products and cause serious shortages in various areas, including the areas in which we operate. These same conditions may cause serious damage or destruction to homes, business structures and the operations of customers. Such disruptions could potentially have a material adverse impact on our business, financial condition, results of operations and cash flows.

Risk management procedures cannot eliminate all commodity risk, basis risk, or risk of adverse market conditions which can adversely affect our financial condition and results of operations. In addition, any non-compliance with our risk policy could result in significant financial losses.

Pursuant to the requirements of our market risk policy, we attempt to lock in a margin for a portion of the commodities we purchase by selling such commodities for physical delivery to our customers, such as independent refiners or major oil companies, or by entering into future delivery obligations under contracts for forward sale. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand, and sales or future delivery obligations on the other hand. These policies and practices cannot, however, eliminate all risks. For example, any event that disrupts our anticipated physical supply of commodities could expose us to risk of loss resulting from the need to cover obligations required under contracts for forward sale. Additionally, we can provide no assurance that our processes and procedures will detect and/or prevent all violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

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

We encounter risk of counterparty non-performance in our businesses. Disruptions in the supply of product and in the oil and gas commodities sector overall for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our ability to obtain supply to fulfill our sales delivery commitments or obtain supply at reasonable prices, which could result in decreased gross margins and profitability, thereby impairing our ability to make payments on our debt obligations or distributions to our unitholders.

Our use of derivative financial instruments could have an adverse effect on our results of operations.

We have used derivative financial instruments as a means to protect against commodity price risk or interest rate risk and expect to continue to do so. We may, as a component of our overall business strategy, increase or decrease from time to time our use of such derivative financial instruments in the future. Our use of such derivative financial instruments could cause us to forego the economic benefits we would otherwise realize if commodity prices or interest rates were to change in our favor. In addition, although we monitor such activities in our risk management processes and procedures, such activities could result in losses, which could adversely affect our results of operations and impair our ability to make payments on our debt obligations or distributions to our unitholders.

Some of our operations could become subject to the jurisdiction of the FERC.

Any of our transportation services could in the future become subject to the jurisdiction of the FERC, which could adversely affect the terms of service, rates and revenues of such services. At the date of this Annual Report, our facilities do not fall under the FERC’s jurisdiction. Currently, the FERC regulates crude oil and natural gas pipelines, among other things. Intrastate transportation and gathering pipelines that do not provide interstate services are not subject to regulation by the FERC. However, the distinction between the FERC-regulated interstate pipeline transportation on the one hand and intrastate pipeline transportation on the other hand, is a fact-based determination. The classification and regulation of our crude oil pipelines are subject to change based on future determinations by the FERC, federal courts, Congress or regulatory commissions, courts or legislatures in the states in which we operate. Glass Mountain Pipeline, LLC (“Glass Mountain”), one of our joint ventures, owns a pipeline in Oklahoma that carries crude oil owned by us and by third parties. We believe that the pipeline segments on which Glass Mountain would provide service to third parties and the services it would provide to third parties on this pipeline system meet the traditional tests that the FERC has used to determine that the pipeline services provided are not in interstate commerce. However, we cannot provide assurance that the FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of the pipeline and the services Glass Mountain will provide on that system are within its jurisdiction, or that such a determination would not adversely affect Glass Mountain’s or our results of operations. Further, if the FERC’s regulatory reach was expanded to our other facilities, or if we expand our operations into areas that are subject to the FERC’s regulation, we may have to commit substantial capital to comply with such regulations and such expenditures could have a material and adverse effect on our results of operations and cash flows.

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

The United States renewables industry is highly dependent on several federal and state incentives which promote the use of renewable fuels. Without these incentives, demand for and the price of renewable fuels could be negatively impacted which could have an adverse effect on our results of operations. The most significant of the federal and state incentives which benefit renewable products we market, such as ethanol and biodiesel, is the federal Renewable Fuels Standard (“RFS”). The RFS requires that an increasing amount of renewable fuels must be blended with petroleum-based fuels each year in the United States. However, the EPA has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions is met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Opponents of the RFS are seeking to force the EPA to reduce or eliminate the RFS. Further, several pieces of legislation have been introduced with the goal of significantly reducing or eliminating the RFS. While the outcome of these legislative efforts is uncertain, it is possible that the EPA could adjust the RFS requirements in the future. If the EPA were to adjust the RFS requirements in any material way, it could negatively impact demand for the renewable fuel products we market, which could unfavorably impact our results of operations.

A loss of one or more significant customers could materially or adversely affect our results of operations.

Approximately 37% of the revenues of our water solutions segment during the year ended March 31, 2014 were generated from our two largest customers of the segment. Approximately 60% of the revenues of our crude oil logistics segment during the year ended March 31, 2014 were generated from our ten largest customers of the segment. Approximately 35% of the revenues of our liquids segment were generated from our ten largest customers of the segment. Approximately 41% of the revenues of our refined products segment were generated from our ten largest customers of the segment. Approximately 70% of the revenues of our renewables segment were generated from our ten largest customers of the segment. For the year ended March 31, 2014, sales of crude oil and natural gas liquids to our largest customer represented 10% of our consolidated total revenues. We expect to continue to depend on key customers to support our revenues for the foreseeable future. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our results of operations.

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

One of the ways we intend to grow our business is through the construction of additions to our systems and/or the construction of new terminaling, transportation, and wastewater treatment facilities. The construction of such facilities requires the expenditure of significant amounts of capital, which may exceed our resources, and involves numerous regulatory, environmental, political and legal uncertainties. If we undertake these projects, we may not be able to complete them on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase upon the expenditure of funds on a particular project. For instance, if we build a new wastewater treatment facility, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until at least after completion of the project, if at all. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. We may also rely on estimates of proved, probable or possible reserves in our decision to build new transportation systems and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved, probable or possible reserves. As a result, new facilities may not be able to attract enough product to achieve our expected investment return, which could materially and adversely affect our results of operations and financial condition.

Product liability claims and litigation could adversely affect our business and results of operations.

Our operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible liquids. As a result, we are subject to product liability claims and lawsuits, including potential class actions, in the ordinary course of business. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement and we may have insufficient reserves on our balance sheet to satisfy such self-retention obligations. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could materially and adversely affect our business, results of operations, financial condition and cash flows.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk related to operational system flaws, and employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

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

Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods, including many of our railcars. Our inability to renew facility or equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material and adverse effect on our results of operations and cash flows.

We also must operate within the terms and conditions of permits and various rules and regulations from the United States Bureau of Land Management for the rights of way on which our pipelines are constructed and the Wyoming State Engineer’s Office for water well, disposal well and containment pits.

Difficulty in attracting and retaining qualified drivers could adversely affect our growth and profitability.

Maintaining a staff of qualified truck drivers is critical to the success of our operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers. In addition, due in part to current economic conditions, including the cost of fuel, insurance, and tractors and the DOT regulatory requirements, the available pool of qualified truck drivers has been declining. Regulatory requirements, including the FMCSA’s CSA initiative, and an improvement in the economy could reduce the number of eligible drivers or require us to pay more to attract and retain drivers. A shortage of qualified drivers and intense competition for drivers from other companies will create difficulties in increasing the number of our drivers for our anticipated expansion in our fleet of trucks. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could have difficulty meeting customer demands, any of which could materially and adversely affect our growth and profitability.

If we fail to maintain an effective system of internal controls, including internal controls over financial reporting, we may be unable to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to the obligation under Section 404(a) of the Sarbanes Oxley Act of 2002 to annually review and report on our internal control over financial reporting, and to the obligation under Section 404(b) of the Sarbanes Oxley Act to engage our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud, and operate successfully as a publicly traded partnership. Our efforts to maintain our internal controls may be unsuccessful, and we may be unable to maintain effective controls over financial reporting, including our disclosure controls. Any failure to maintain effective internal controls over financial reporting and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. These risks may be heightened after a business combination, during the phase when we are implementing our internal control structure over the recently-acquired business.

Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of internal controls in the future, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

An impairment of goodwill and intangible assets could reduce our earnings.

At March 31, 2014, we had reported goodwill and intangible assets of $1.8 billion. Such assets are subject to impairment reviews on an annual basis, or at an interim date if information indicates that such asset values have been impaired. Any impairment we would be required to record in our financial statements would result in a charge to our income, which would reduce our earnings.

Our business requires extensive credit risk management that may not be adequate to protect against customer non-payment.

Our credit management procedures may not fully eliminate the risk of non-payment by our customers. We manage our credit risk exposure through credit analysis, credit approvals, establishing credit limits, requiring prepayments (partially or wholly), requiring product deliveries over defined time periods, and credit monitoring. While we believe our procedures are effective, we can provide no assurance that bad debt write-offs in the future may not be significant and any such non-payment problems could impact our results of operations and potentially limit our ability to make payments on our debt obligations or distributions to our unitholders.

Our terminaling operations depend on pipelines to transport crude oil and natural gas liquids.

We own 22 natural gas liquids terminals and seven crude oil terminals. These facilities depend on pipeline and storage systems that are owned and operated by third parties. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport product to and from our facilities and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities affect the utilization and value of our terminals. We have historically been able to pass through the costs of pipeline transportation to our customers. However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our revenues.

Our marketing operations depend on the availability of transportation and storage capacity.

Our product supply is transported and stored on facilities owned and operated by third parties. Any interruption of service on the pipeline or storage companies or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport natural gas and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation affects the profitability of our operations.

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

Our cross-border activities subject us to regulatory matters, including import and export licenses, tariffs, Canadian and United States customs and tax issues and toxic substance certifications. Such regulations include the “Short Supply Controls” of the Export Administration Act, the North American Free Trade Agreement and the Toxic Substances Control Act. Violations of these licensing, tariff and tax reporting requirements could result in the imposition of significant administrative, civil and criminal penalties.

The risk of terrorism and political unrest in various energy producing regions may adversely affect the economy and the price and availability of products.

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

Fiduciary duties owed to our unitholders by our general partner are prescribed by law and our partnership agreement. The Delaware Revised Uniform Limited Partnership Act (“Delaware LP Act”), provides that Delaware limited partnerships may, in their partnership agreements, restrict the fiduciary duties owed by the general partner to limited partners and the partnership. Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

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

The NGL Energy GP Investor Group owns and controls our general partner and its 0.1% general partner interest in us. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between the NGL Energy GP Investor Group and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders (see “— Our partnership agreement limits the fiduciary duties of our general partner to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise be breaches of fiduciary duty,” above). The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

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

•                  our general partner may cause us to borrow funds to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

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

Prior to the first day of the first quarter beginning after the 10th anniversary of the closing date of our IPO, a transfer of incentive distribution rights (“IDRs”) by our general partner requires (except in certain limited circumstances) the consent of a majority of our outstanding common units (excluding common units held by our general partner and its affiliates). However, after the expiration of this period, our general partner may transfer its IDRs to a third party at any time without the consent of our unitholders. If our general partner transfers its IDRs to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its IDRs.

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

In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our Credit Agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

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

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its IDRs at the highest level to which it is entitled (48.1%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the IDRs in the prior two quarters. We anticipate that our general partner would exercise this reset right to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive distributions on its IDRs based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units and general partner interests to our general partner in connection with resetting the target distribution levels.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. We could lose our status as a partnership for a number of reasons, including not having enough “qualifying income.”  If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, a publicly traded partnership such as us will be treated as a corporation for federal income tax purposes unless, for each taxable year, 90% or more of its gross income is “qualifying income” under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas, natural gas products, and crude oil or other passive types of income such as certain interest and dividends and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. Although we do not believe based upon our current operations that we are treated as a corporation, we could be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the United States Congress propose and consider substantive changes to the existing United States federal income tax laws that affect the tax treatment of publicly traded partnerships. Members of Congress have recently proposed substantive changes to the existing U.S. tax laws that would affect certain publicly traded partnerships, if such proposals are enacted into law. We are unable to predict whether any such change or other proposals will ultimately be enacted or will affect our tax treatment. Any modification to the income tax laws and interpretations thereof may or may not be applied retroactively and could, among other things, cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Moreover, such modifications and change in interpretations may affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. Although we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, any such changes could negatively impact the value of an investment in our common units.

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

Because we expect to be treated as a partnership for United States federal income tax purposes, our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Tax-exempt entities and non-United States persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), Keogh plans and other retirement plans and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-United States person, you should consult your tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction for United States federal income tax purposes between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The United States Treasury Department, however, has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. Therefore, the use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to affect a short sale of units may be considered as having disposed of those common units. If so, such unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

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

We have adopted certain valuation methodologies and monthly conventions for United States federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Code Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between the general partner and certain of our unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties for failure to file a timely return if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

There are limits on the deductibility of our losses that may adversely affect our unitholders.

There are a number of limitations that may prevent unitholders from using their allocable share of our losses as a deduction against unrelated income. In cases where our unitholders are subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses from us carried over from prior years but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of our losses by a unitholder include the at-risk rules and the prohibition against loss allocations in excess of the unitholder’s tax basis in its units.

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

Our corporate headquarters are in Tulsa, Oklahoma and are leased. We also lease corporate offices in Denver, Colorado and Houston, Texas.

For additional information regarding our properties and the reportable segments in which they are used, see “Item 1 — Business.”

Item 3.                   Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, please see the discussion under the caption “Legal Contingencies” in Note 10 to our audited consolidated financial statements in Part IV, Item 15 of this Annual Report, which information is incorporated by reference into this Item 3.

Item 4.                   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.”  Our common units began trading on the NYSE on May 12, 2011. Prior to May 12, 2011, our common units were not listed on any exchange or traded in any public market.

At May 23, 2014, there were 239 common unitholders of record. This number does not include unitholders for whom common units may be held in “street name.”  We have also issued 5,919,346 subordinated units, for which there is no established public trading market. All of the subordinated units are held by the members of the NGL Energy LP Investor Group.

The following table sets forth, for the periods indicated, the high and low closing prices per common unit, as reported on the New York Stock Exchange Composite Transactions tape, and the amount of cash distributions paid per common unit.

	Price Range		Cash
2014 Fiscal Year	High	Low	Distribution
Fourth Quarter	$37.72	$33.45	$0.5313
Third Quarter	34.50	30.43	0.5113
Second Quarter	33.73	28.21	0.4938
First Quarter	30.37	26.65	0.4775

	Price Range		Cash
2013 Fiscal Year	High	Low	Distribution
Fourth Quarter	$26.90	$22.64	$0.4625
Third Quarter	25.16	21.26	0.4500
Second Quarter	26.67	22.11	0.4125
First Quarter	23.50	20.15	0.3625

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

The subordination period will end on the first business day after we have earned and paid the minimum quarterly distribution on each outstanding common unit and subordinated unit and the corresponding distribution on the general partner interest for each of three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2014 which we expect to occur in August 2014. The subordination period will also terminate automatically if the general partner is removed without cause and the units held by the general partner and its affiliates are not voted in favor of removal. When the subordination period lapses or otherwise terminates, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

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

Incentive Distribution Rights

Our general partner also currently holds incentive distribution rights (“IDRs”) which represent a variable interest in our distributions. IDRs entitle our general partner to receive increasing percentages, up to a maximum of 48.1%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.388125 per unit per quarter. The maximum distribution of 48.1% includes distributions paid to our general partner on its 0.1% general partner interest and assumes that our general partner maintains its general partner interest at 0.1%. The maximum distribution of 48.1% does not include any distributions that our general partner may receive on common units or subordinated units that it owns.

Restrictions on the Payment of Distributions

As described in Note 8 to our consolidated financial statements included in this Annual Report, our Credit Agreement contains covenants limiting our ability to pay distributions if we are in default under the Credit Agreement and to pay distributions that are in excess of available cash, as defined in the Credit Agreement.

Sales of Unregistered Securities

During the fiscal year ended March 31, 2014, we completed three acquisitions in which we issued unregistered common units as part of the consideration for the acquisitions. All of these units were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the units were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation. On July 1, 2013, we issued 175,211 common units to the sellers of Crescent Terminals, LLC and Cierra Marine, LP. On August 1, 2013, we issued 2,463,287 common units to the sellers of entities affiliated with Oilfield Water Lines, LP. On September 3, 2013, we issued 222,381 common units to the sellers of Coastal Plains Disposal #1, LLC.

On October 16, 2013, we completed the sale to a group of financial institutions, for which RBC Capital Markets, LLC acted as representative (collectively, the “Initial Purchasers”), of $450.0 million aggregate principal amount of 6.875% Senior Notes due 2021 (the “Unsecured Notes”) of the Partnership and its subsidiary NGL Energy Finance Corp. (collectively, the “Issuers”). The Initial Purchasers resold the Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States pursuant to Regulation S under the Securities Act. The Unsecured Notes were sold at par, and the Issuers received approximately $439.4 million of net proceeds from the sale of the Unsecured Notes.

On December 2, 2013, we issued and sold 8,110,848 common units in a private placement at a price of $29.59 per common unit for aggregate consideration of $240.0 million. This sale of common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our initial public offering, our general partner adopted the NGL Energy Partners LP Long-Term Incentive Plan. Please see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Securities Authorized for Issuance Under Equity Compensation Plan” which is incorporated by reference into this Item 5.

Item 6.                   Selected Financial Data

We were formed on September 8, 2010, but had no operations through September 30, 2010. In October 2010, we acquired the assets and operations of NGL Supply and Hicksgas. We do not have our own historical financial statements for periods prior to our formation. The following table shows selected historical financial and operating data for NGL Energy Partners LP and NGL Supply (the deemed acquirer for accounting purposes in our formation) for the periods and as of the dates indicated. The financial statements of NGL Supply became our historical financial statements for all periods prior to October 1, 2010. The following table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this Annual Report.

The selected consolidated historical financial data (excluding volume information) at March 31, 2014 and 2013 and for each of the three years in the period ended March 31, 2014 are derived from our audited historical consolidated financial statements included in this Annual Report. The selected consolidated historical financial data (excluding volume information) at March 31, 2012 and 2011 and for the six months ended March 31, 2011 are derived from our financial records. The selected consolidated historical financial data (excluding volume information) at September 30, 2010 and for the six months then ended and at March 31, 2010 and for the year then ended are derived from the financial records of NGL Supply.

	NGL Energy Partners LP				NGL Supply, Inc.
				Six Months Ended	Six Months Ended	Year Ended
	Year Ended March 31,			March 31,	September 30,	March 31,
	2014	2013	2012	2011	2010	2010
	(in thousands, except per unit data)
Income Statement Data (1)
Total revenues	$9,699,274	$4,417,767	$1,310,473	$622,232	$316,943	$735,506
Total cost of sales	9,132,699	4,039,110	1,217,023	583,032	310,908	708,215
Operating income (loss)	106,565	87,307	15,030	14,837	(3,795)	6,661
Interest expense	58,854	32,994	7,620	2,482	372	668
Loss on early extinguishment of debt	—	5,769	—	—	—	—
Net income (loss) attributable to parent equity	47,655	47,940	7,876	12,679	(2,515)	3,636
Basic and diluted earnings per common unit	0.51	0.96	0.32	1.16
Basic earnings (loss) per common share					(128.46)	178.75
Diluted earnings (loss) per common share					(128.46)	176.61
Cash Flows Data (1)
Cash flows from operating activities	$85,236	$132,634	$90,329	$34,009	$(30,749)	$7,480
Cash distributions paid per common unit (subsequent to IPO)	2.01	1.69	0.85
Cash distributions per common unit (prior to IPO)			0.35	—
Cash distributions paid per common share					357.09	—
Capital expenditures:
Purchases of long-lived assets	165,148	72,475	7,544	1,440	280	582
Acquisitions of businesses, including additional consideration paid on prior period acquisitions	1,268,810	490,805	297,401	17,400	123	3,113
Balance Sheet Data - Period End (1)
Total assets	$4,167,223	$2,291,618	$749,519	$163,833	$148,596	$111,580
Total long-term obligations, exclusive of current maturities	1,639,578	742,641	199,389	65,936	18,940	8,851
Redeemable preferred stock	—	—	—	—	—	3,000
Total equity	1,531,853	889,418	405,329	47,353	36,811	46,403
Volume Information (1)
Retail propane and distillates sold (gallons)	197,326	173,232	79,886	34,932	3,747	15,514
Wholesale propane sold (gallons) (2)	1,190,106	912,625	659,921	372,504	226,330	623,510
Wholesale other products sold (gallons)	786,671	505,529	134,999	49,465	46,092	53,878
Crude oil sold (barrels)	46,107	24,373	—	—	—	—
Water delivered (barrels)	62,774	25,009	—	—	—	—
Refined products sold (gallons)	412,974	—	—	—	—	—
Renewables sold (gallons)	150,925	—	—	—	—	—

(1)             The acquisitions of businesses affect the comparability of this information.

(2)             Includes intercompany volumes sold to our retail propane segment.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. As part of our formation, we acquired and combined the assets and operations of NGL Supply, which was primarily a wholesale propane and terminaling business that was founded in 1967, and Hicksgas, which was primarily a retail propane business that was founded in 1940. We completed an initial public offering (“IPO”) in May 2011. At the time of our IPO, we owned and operated retail propane and wholesale natural gas liquids businesses. Subsequent to our IPO, we significantly expanded our operations through a number of business combinations, as described under Part I, Item 1, “Business — Acquisitions Subsequent to Initial Public Offering.”

At March 31, 2014, our primary businesses include:

•                  A crude oil logistics business, the assets of which include crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased railcars, and a fleet of barges and towboats, and a 50% interest in a crude oil pipeline. Our crude oil logistics business purchases crude oil from producers and transports it for resale at pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

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

•                  Our liquids business, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its 22 terminals throughout the United States and railcar transportation services through its fleet of leased and owned railcars. Our liquids business purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, and other participants in the wholesale markets.

•                  Our retail propane business, which sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain re-sellers in more than 20 states.

We also operate a refined products marketing business, which purchases gasoline and diesel fuel from suppliers and typically sells these products in back-to-back contracts to customers at a nationwide network of third-party owned terminaling and storage facilities. We also operate a renewables business, which purchases ethanol primarily at production facilities and transports the ethanol for sale at various locations to refiners and blenders, and purchases biodiesel from production facilities in the Midwest and in Houston, Texas, and transports the product using leased railcars for sale to refiners and blenders. These businesses were acquired in our December 2013 acquisition of Gavilon Energy.

Crude Oil Logistics

Our crude oil logistics business purchases crude oil from producers and transports it for resale at pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. We attempt to reduce our exposure to price fluctuations by using back-to-back contracts whenever possible. In addition, we enter into forward contracts, financial swaps, and commodity spread trades as economic hedges of our physical forward sales and purchase contracts with our customers and suppliers.

Most of our contracts to purchase or sell crude oil are at floating prices that are indexed to published rates in active markets, such as Cushing, Oklahoma. We seek to manage price risk by entering into purchase and sale contracts of similar volumes based on similar indexes and by entering into financial derivatives. We utilize our transportation assets to move crude oil from the wellhead to the highest value market. The spread between crude oil prices in different markets can fluctuate widely, which may expand or limit our opportunity to generate margins by transporting crude oil to different markets. We also seek to maximize margins by blending crude oil of varying properties.

The range of low and high spot prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma and the prices at period end were as follows:

	Spot Price Per Barrel
			At Period
Year Ended:	Low	High	End
March 31, 2014	$86.68	$110.53	$101.58
March 31, 2013	77.69	106.16	97.23

We believe volatility in commodity prices will continue, and our ability to adjust and manage this volatility may impact our financial results.

Water Solutions

Our water solutions business generates revenues from the gathering, transportation, treatment, and disposal of wastewater generated from oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons. Our water processing facilities are strategically located near areas of high crude oil and natural gas production. A significant factor affecting the profitability of our water solutions segment is the extent of exploration and production in the areas near our facilities, which is based upon producers’ expectations about the profitability of drilling new wells. The primary customers of our facility in Wyoming have committed to deliver a specified minimum volume of water to our facility under long-term contracts. The primary customers of our facilities in Colorado have committed to deliver to our facilities all wastewater produced at wells in a designated area. Most of the customers at our other facilities in Texas are not under volume commitments, other than one customer that has committed to deliver 50,000 barrels per day to our facilities.

Liquids

Our liquids segment purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, petrochemical plants, and other participants in the wholesale markets. Our liquids segment owns 22 terminals and operates a fleet of owned and leased railcars and leases underground storage capacity. We attempt to reduce our exposure to the impact of price fluctuations by using back-to-back contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also attempt to reduce our exposure to the impact of price fluctuations by entering into swap agreements whereby we agree to pay a floating rate and receive a fixed rate on a specified notional amount of product. We enter into these agreements as economic hedges against the potential decline in the value of a portion of our inventory.

Our wholesale business is a “cost-plus” business that is affected both by price fluctuations and volume variations. We establish our selling price based on a pass-through of our product supply, transportation, handling, storage and capital costs plus an acceptable margin. The margins we realize in our wholesale business are substantially less on a per gallon basis than our retail propane business.

Weather conditions and gasoline blending have a significant impact on the demand for propane and butane, and sales volumes and prices are typically higher during the colder months of the year. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

The range of low and high spot propane prices per gallon at Conway, Kansas and Mt. Belvieu, Texas, two of our main pricing hubs, and the prices at period end were as follows:

	Conway, Kansas			Mt. Belvieu, Texas
	Spot Price		Spot Price	Spot Price		Spot Price
	Per Gallon		Per Gallon	Per Gallon		Per Gallon
Year Ended:	Low	High	At Period End	Low	High	At Period End
March 31, 2014	$0.77	$4.33	$1.03	$0.81	$1.73	$1.06
March 31, 2013	0.50	0.96	0.90	0.71	1.22	0.96
March 31, 2012	0.90	1.49	0.98	1.17	1.63	1.24

The range of low and high spot butane prices per gallon at Mt. Belvieu, Texas and the prices at period end were as follows:

	Spot Price Per Gallon
Year Ended:	Low	High	At Period End
March 31, 2014	$1.08	$1.64	$1.26
March 31, 2013	1.14	1.93	1.45

We believe volatility in commodity prices will continue, and our ability to adjust and manage this volatility may impact our financial results.

Retail Propane

Our retail propane segment sells propane, distillates, and equipment and supplies to residential, agricultural, commercial, and industrial end users. Our retail propane segment purchases the majority of its propane from our liquids segment. Our retail propane segment generates margins based on the difference between the wholesale cost of product and the selling price of the product in the retail markets. These margins fluctuate over time due to supply and demand conditions. Weather conditions have a significant impact on our sales volumes and prices, as a significant portion of our sales are to residential customers who purchase propane and distillates for home heating purposes.

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

In periods of significant propane price increases we have experienced, and expect to continue to experience, conservation of propane used by our customers that could result in a decline in our sales volumes, revenues and gross margins. In periods of decreasing propane costs, we have experienced an increase in our product margin. The retail propane business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes. Typically, over 70% of our retail volume is sold during the peak heating season from October through March. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Refined Products

Our refined products marketing business purchases gasoline and diesel fuel primarily from eight suppliers, and sells to over 300 customers. We purchase and sell these products at a nationwide network of third-party owned terminaling and storage facilities. We typically sell the product at the same time it is purchased in back-to-back transactions.

Renewables

Our ethanol marketing business purchases ethanol primarily at production facilities, and transports the ethanol for sale at various locations to refiners and blenders. We also transport and market third-party owned ethanol for a service fee.

Our biodiesel marketing business purchases biodiesel from production facilities in the Midwest and in Houston, Texas, and transports the product on leased railcars for sale to refiners and blenders. We lease biodiesel storage at facilities in Phoenix, Arizona and Deer Park, Texas.

Recent Developments

Acquisitions of businesses have had a significant impact on the comparability of our results of operations from fiscal 2012 through 2014. These transactions are described under Part I, Item 1, “Business — Acquisitions Subsequent to Initial Public Offering.”

Consolidated Results of Operations

The following table summarizes our historical consolidated statements of operations for the years ended March 31, 2014, 2013, and 2012:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Total revenues	$9,699,274	$4,417,767	$1,310,473
Total cost of sales	9,132,699	4,039,110	1,217,023
Operating and general and administrative expenses	339,256	222,497	63,309
Depreciation and amortization	120,754	68,853	15,111
Operating income	106,565	87,307	15,030
Earnings of unconsolidated entities	1,898	—	—
Interest expense	(58,854)	(32,994)	(7,620)
Loss on early extinguishment of debt	—	(5,769)	—
Other, net	86	1,521	1,055
Income before income taxes	49,695	50,065	8,465
Income tax provision	(937)	(1,875)	(601)
Net income	48,758	48,190	7,864
Net (income) loss attributable to noncontrolling interests	(1,103)	(250)	12
Net income attributable to parent equity	$47,655	$47,940	$7,876

See the detailed discussion of revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense and operating income by segment below.

Interest Expense

See Note 8 to our consolidated financial statements included in this Annual Report for additional information on our long-term debt. The change in interest expense during the periods presented is due primarily to fluctuations in the average outstanding debt balance, and in the applicable interest rates, as summarized below:

	Revolving Credit Facilities		Senior Notes		Unsecured Notes
	Average		Average		Average
	Balance	Average	Balance		Balance
	Outstanding	Interest	Outstanding	Interest	Outstanding	Interest
Year Ended:	(in thousands)	Rate	(in thousands)	Rate	(in thousands)	Rate
March 31, 2014	$588,375	3.04%	$250,000	6.65%	$205,890	6.88%
March 31, 2013	405,114	3.56%	195,890	6.65%	—	—
March 31, 2012	125,859	4.48%	—	—	—	—

Interest expense also includes amortization of debt issuance costs, which represented $5.7 million of expense during the year ended March 31, 2014, $3.4 million of expense during the year ended March 31, 2013, and $1.3 million of expense during the year ended March 31, 2012. Interest expense also includes letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations assumed in business combinations.

On June 19, 2012, we made a principal payment of $306.8 million to retire our previous revolving credit facility. Upon retirement of this facility, we wrote off the portion of the debt issuance cost asset that had not yet been amortized. This expense is reported as “Loss on early extinguishment of debt” in our consolidated statement of operations for the year ended March 31, 2013.

The increased levels of debt outstanding during the periods from fiscal 2012 through fiscal 2014 are due primarily to borrowings to finance acquisitions.

Income Tax Provision

We believe that we qualify as a partnership for income tax purposes. As such, we generally do not pay United States federal income tax. Rather, each owner reports his or her share of our income or loss on his or her individual tax return.

We have certain taxable corporate subsidiaries in the United States and Canada. In addition, our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our consolidated statements of operations represents the other owners’ share of the net income of these entities.

Non-GAAP Financial Measures

The following tables reconcile net income attributable to parent equity to EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Net income attributable to parent equity	$47,655	$47,940	$7,876
Income tax provision	937	1,875	601
Interest expense	58,871	32,994	7,620
Loss on early extinguishment of debt	—	5,769	—
Depreciation and amortization	127,821	73,739	15,911
EBITDA	235,284	162,317	32,008
Unrealized (gain) loss on derivative contracts	(1,327)	5,275	4,384
Loss (gain) on disposal or impairment of assets	3,597	187	(71)
Share-based compensation expense	17,804	10,138	—
Adjusted EBITDA	$255,358	$177,917	$36,321

We define EBITDA as net income (loss) attributable to parent equity, plus interest expense, loss on early extinguishment of debt, income taxes, and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding the unrealized gain or loss on derivative contracts, the gain or loss on the disposal or impairment of assets, and share-based compensation expense. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other entities.

For purposes of our Adjusted EBITDA calculation, we make a distinction between unrealized gains and losses on derivatives and realized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as unrealized gains or losses. When a derivative contract is settled, we reverse the previously-recorded unrealized gain or loss and record a realized gain or loss. The realized gain or loss is equal to the amount received or paid on the contract. We acquired Gavilon Energy in December 2013. We are still in the process of developing procedures to calculate realized and unrealized gains and losses for the Gavilon Energy operations in the same way we calculate them for our other operations. Accordingly, the unrealized gain and loss in the table above excludes any unrealized gains and losses related to Gavilon Energy.

The tables below reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Reconciliation to consolidated statements of operations:
Depreciation and amortization per EBITDA table	$127,821	$73,739	$15,911
Intangible asset amortization recorded to cost of sales	(6,172)	(5,285)	(800)
Depreciation and amortization of unconsolidated entities	(1,638)	—	—
Depreciation and amortization attributable to noncontrolling interests	743	399	—
Depreciation and amortization per consolidated statements of operations	$120,754	$68,853	$15,111

Reconciliation to consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$127,821	$73,739	$15,911
Amortization of debt issuance costs recorded to interest expense	5,727	3,375	1,277
Depreciation and amortization of unconsolidated entities	(1,638)	—	—
Depreciation and amortization attributable to noncontrolling interests	743	399	—
Depreciation and amortization per consolidated statements of cash flows	$132,653	$77,513	$17,188

Segment Operating Results

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We expanded our crude oil logistics business through a number of acquisitions, including our acquisitions of High Sierra in June 2012, Pecos in November 2012, Third Coast in December 2012, Crescent in July 2013, and Gavilon Energy in December 2013. We expanded our water solutions business through several acquisitions of water disposal and transportation businesses, including High Sierra in June 2012, Big Lake in July 2013, OWL in August 2013, and Coastal in September 2013. We expanded our liquids business through the acquisitions of SemStream in October 2011 and High Sierra in June 2012. We expanded our retail propane operations through the acquisitions of Osterman in October 2011, Pacer in January 2012, North American in February 2012, and Downeast in May 2012. Our refined products and renewables businesses began with our December 2013 acquisition of Gavilon Energy.

Volumes

The following table summarizes the volume of product sold and water delivered for the years ended March 31, 2014 and 2013. Volumes shown in the table below for our liquids segment include sales to our retail propane segment.

	Year Ended March 31,
Segment	2014	2013	Change
	(in thousands)
Crude oil logistics
Crude oil sold (barrels)	46,107	24,373	21,734

Water solutions
Water delivered (barrels)	62,774	25,009	37,765

Liquids
Propane sold (gallons)	1,190,106	912,625	277,481
Other products sold (gallons)	786,671	505,529	281,142

Retail propane
Propane sold (gallons)	162,361	144,379	17,982
Distillates sold (gallons)	34,965	28,853	6,112

Refined products
Refined products sold (gallons)	412,974	—	412,974

Renewables
Renewables sold (gallons)	150,925	—	150,925

Volumes sold by our crude oil logistics and water solutions segments were higher during the year ended March 31, 2014 than during the year ended March 31, 2013, due primarily to the expansion of our business through acquisitions.

Volumes sold by our liquids segment were higher during the year ended March 31, 2014 than during the year ended March 31, 2013, due to several factors. Market demand for propane was higher, due in part to colder weather conditions. Market demand for butane to be used in gasoline blending operations was also higher. Volumes also increased due to the expansion of our customer base. In addition, during the year ended March 31, 2013, we upgraded two terminals that we acquired in February 2012, which enabled us to expand our wholesale operations from these terminals.

Volumes sold by our retail propane segment during the year ended March 31, 2014 increased compared to the volumes sold during the year ended March 31, 2013, due primarily to colder weather conditions.

Our refined products and renewables segments began with the December 2013 acquisition of Gavilon Energy.

Operating Income (Loss) by Segment

Our operating income (loss) by segment for the years ended March 31, 2014 and 2013 was as follows:

	Year Ended March 31,
Segment	2014	2013	Change
	(in thousands)
Crude oil logistics	$678	$34,236	$(33,558)
Water solutions	10,317	8,576	1,741
Liquids	71,888	30,336	41,552
Retail propane	61,285	46,869	14,416
Refined products	4,080	—	4,080
Renewables	2,434	—	2,434
Corporate and other	(44,117)	(32,710)	(11,407)
Operating income	$106,565	$87,307	$19,258

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014	2013	Change
	(in thousands)
Revenues:
Crude oil sales	$4,559,923	$2,322,706	$2,237,217
Crude oil transportation and other	36,469	16,442	20,027
Total revenues (1)	4,596,392	2,339,148	2,257,244
Expenses:
Cost of sales	4,515,244	2,267,507	2,247,737
Operating expenses	53,872	25,484	28,388
General and administrative expenses	4,487	2,745	1,742
Depreciation and amortization expense	22,111	9,176	12,935
Total expenses	4,595,714	2,304,912	2,290,802
Segment operating income	$678	$34,236	$(33,558)

(1)         Revenues include $37.8 million of intersegment sales during the year ended March 31, 2014 and $22.9 million of intersegment sales during the year ended March 31, 2013 that are eliminated in our consolidated statements of operations.

Revenues. Our crude oil logistics segment generated $4.6 billion of revenue from crude oil sales during the year ended March 31, 2014, selling 46.1 million barrels at an average price of $98.90 per barrel. During the year ended March 31, 2013, our crude oil logistics segment generated $2.3 billion of revenue from crude oil sales, selling 24.4 million barrels at an average price of $95.30 per barrel. The increase in volume during the year ended March 31, 2014 compared to the year ended March 31, 2013 was due in part to the fact that we did not own a crude oil logistics business for the full 12 months ended March 31, 2013, as we acquired this business in our June 19, 2012 merger with High Sierra. The increase in volume was also due to acquisitions of crude oil logistics businesses, including Gavilon Energy, Pecos, and Third Coast, among others. Of this increase, $1.0 billion was attributable to Gavilon Energy.

Crude oil transportation and other revenues of our crude oil logistics segment were $36.5 million during the year ended March 31, 2014, compared to $16.4 million of crude oil transportation and other revenues during the year ended March 31, 2013. This increase was due primarily to the fact that we did not own a crude oil logistics business until our June 19, 2012 merger with High Sierra, and was also due in part to acquisitions of crude oil logistics businesses, including Gavilon Energy, Pecos, and Third Coast.

Cost of Sales. Our cost of crude oil sold was $4.5 billion during the year ended March 31, 2014, as we sold 46.1 million barrels at an average cost of $97.93 per barrel. Our cost of sales during the year ended March 31, 2014 was increased by $2.2 million of unrealized losses on derivatives. During the year ended March 31, 2013, our cost of crude oil was $2.3 billion, as we sold 24.4 million barrels at an average cost of $93.03 per barrel.

Operating Expenses. Our crude oil logistics segment incurred $53.9 million of operating expenses during the year ended March 31, 2014, compared to $25.5 million of operating expenses during the year ended March 31, 2013. This increase was due primarily to the fact that we did not own a crude oil logistics business until our June 19, 2012 merger with High Sierra, and was also due in part to the expansion of operations resulting from acquisitions, including Gavilon Energy, Pecos, and Third Coast. Of this increase, $10.1 million was attributable to Gavilon Energy.

General and Administrative Expenses. Our crude oil logistics segment incurred $4.5 million of general and administrative expenses during the year ended March 31, 2014, compared to $2.7 million of general and administrative expenses during the year ended March 31, 2013. This increase was due primarily to the fact that we did not own a crude oil logistics business until our June 19, 2012 merger with High Sierra, and was also due in part to the expansion of operations resulting from acquisitions. Of this increase, $1.0 million was attributable to our acquisition of Gavilon Energy.

Depreciation and Amortization Expense. Our crude oil logistics segment incurred $22.1 million of depreciation and amortization expense during the year ended March 31, 2014, compared to $9.2 million of depreciation and amortization expense during the year ended March 31, 2013. This increase was due primarily to the fact that we did not own a crude oil logistics business until our June 19, 2012 merger with High Sierra, and was also due in part to the expansion of operations resulting from acquisitions. Of this increase, $2.8 million was attributable to our acquisition of Gavilon Energy.

Operating Income. Our crude oil logistics segment generated $0.7 million of operating income during the year ended March 31, 2014, compared to $34.2 million of operating income during the year ended March 31, 2013. Acquisitions of businesses contributed to operating income during the year ended March 31, 2014, although this benefit was offset by several factors. These factors included a narrowing of price differences between markets, which reduced our opportunities to generate increased margins by transporting product from lower-price to higher-price markets, and increased competition in the South Texas region from newly-constructed pipelines. When price differences between markets are reduced, it is necessary to renegotiate price terms with producers and to not fully utilize our transportation fleet until this process has been completed and margins have improved. Operating income during the year ended March 31, 2014 was reduced by $3.0 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees. We also recorded $0.5 million of employee severance expense during the year ended March 31, 2014 as a result of personnel changes subsequent to the Gavilon Energy acquisition.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the years ended March 31, 2014 and 2013:

	Year Ended March 31,		Change
	2014	2013	Acquisitions (1)	Other
	(in thousands)
Revenues:
Water treatment and disposal	$125,788	$54,334	$64,119	$7,335
Water transportation	17,312	7,893	14,231	(4,812)
Total revenues	143,100	62,227	78,350	2,523
Expenses:
Cost of sales	11,738	5,611	9,325	(3,198)
Operating expenses	58,178	25,452	35,377	(2,651)
General and administrative expenses	7,762	1,665	1,239	4,858
Depreciation and amortization expense	55,105	20,923	26,955	7,227
Total expenses	132,783	53,651	72,896	6,236
Segment operating income	$10,317	$8,576	$5,454	$(3,713)

(1)         Represents the change in revenues and expenses attributable to acquisitions subsequent to the merger with High Sierra. The cost of sales amount shown in this column does not include derivative gains and losses, as these cannot be attributed to specific facilities.

Revenues. Our water solutions segment generated $125.8 million of treatment and disposal revenue during the year ended March 31, 2014, taking delivery of 62.8 million barrels of wastewater at an average revenue of $2.00 per barrel. During the year ended March 31, 2013, our water solutions segment generated $54.3 million of treatment and disposal revenue, taking delivery of 25.0 million barrels of wastewater at an average revenue of $2.17 per barrel. The increase in revenues was due primarily to the fact that we did not own a water solutions business until our June 19, 2012 merger with High Sierra and was due also to acquisitions during the year ended March 31, 2013, including Indigo, and acquisitions during the year ended March 31, 2014, including OWL, Big Lake and Coastal. The decrease in revenue per barrel was due primarily to the fact that the expansion of our water solutions business subsequent to our merger with High Sierra has been primarily in Texas, where the market rates for water disposal services are typically lower than in Wyoming or Colorado.

In our June 2012 merger with High Sierra, we acquired a water transportation business in Oklahoma. In our August 2013 acquisition of OWL, we acquired a water transportation business in Texas. Our water solutions segment generated $17.3 million of transportation revenues during the year ended March 31, 2014, compared to $7.9 million of transportation revenues during the year ended March 31, 2013. This increase was due primarily to the acquisition of OWL. This increase was partially offset by a decrease in water transportation revenues generated by the water solutions business acquired in the merger with High Sierra, which resulted primarily from a slowdown in production activities by a customer. During the three months ended December 31, 2013, we wound down our water transportation operations in Oklahoma, transferring certain of the assets to our business in Texas and selling the remaining assets.

Cost of Sales. The cost of sales for our water solutions segment was $11.7 million during the year ended March 31, 2014. Our cost of sales during the year ended March 31, 2014 was increased by $0.6 million of unrealized losses on derivatives. Because a portion of our processing revenue is generated from the sale of recovered hydrocarbons, we enter into derivatives to protect against the risk of a decline in the market price of a portion of the hydrocarbons we expect to recover. During the year ended March 31, 2013, the cost of sales for our water solutions segment was $5.6 million. Our cost of sales during the year ended March 31, 2013 was increased by $1.0 million of unrealized losses on derivatives. The increase in our cost of sales was due primarily to the expansion of our operations through acquisitions of water solutions businesses.

Operating Expenses. Our water solutions segment incurred $58.2 million of operating expenses during the year ended March 31, 2014, compared to $25.5 million of operating expenses during the year ended March 31, 2013. This increase was due primarily to the fact that we did not own a water solutions business until our June 19, 2012 merger with High Sierra, and was also due primarily to subsequent acquisitions of businesses. We incurred losses on disposal of property, plant and equipment of $2.0 million during the year ended March 31, 2014 as a result of property damage from lightning strikes at two of our facilities.

General and Administrative Expenses. Our water solutions segment incurred $7.8 million of general and administrative expenses during the year ended March 31, 2014, compared to $1.7 million of general and administrative expenses during the year ended March 31, 2013. This increase was due in part to the fact that we did not own a water solutions business until our June 19, 2012 merger with High Sierra, and was also due to subsequent acquisitions of businesses.

Depreciation and Amortization Expense. Our water solutions segment incurred $55.1 million of depreciation and amortization expense during the year ended March 31, 2014, compared to $20.9 million of depreciation and amortization expense during the year ended March 31, 2013. This increase was due in part to the fact that we did not own a water solutions business until our June 19, 2012 merger with High Sierra, and was also due to subsequent acquisitions of businesses. The increase is also due in part to $2.1 million of amortization expense related to trade name intangible assets. During the year ended March 31, 2014, we ceased using certain trade names and began amortizing them as finite-lived defensive assets.

Operating Income. Our water solutions segment generated $10.3 million of operating income during the year ended March 31, 2014, compared to operating income of $8.6 million during the year ended March 31, 2013. Exclusive of acquisitions during the year ended March 31, 2014, our operating income decreased by $3.7 million. Increases in revenues were offset by increases in operating expenses, including a $7.2 million increase in depreciation and amortization expense. The businesses acquired during the year ended March 31, 2014 generated operating income of $5.5 million, which included $27.0 million of depreciation and amortization expense, which consisted primarily of amortization expense on acquired customer relationship intangible assets.

Liquids

The following table summarizes the operating results of our liquids segment for the years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014	2013	Change
	(in thousands)
Revenues:
Propane sales	$1,632,948	$841,448	$791,500
Other product sales	1,231,965	858,276	373,689
Other revenues	31,062	33,954	(2,892)
Total revenues (1)	2,895,975	1,733,678	1,162,297

Expenses:
Cost of sales - propane	1,559,266	801,694	757,572
Cost of sales - other products	1,179,944	836,747	343,197
Cost of sales - other	24,439	20,950	3,489
Operating expenses	42,977	27,605	15,372
General and administrative expenses	6,443	5,261	1,182
Depreciation and amortization expense	11,018	11,085	(67)
Total expenses	2,824,087	1,703,342	1,120,745
Segment operating income	$71,888	$30,336	$41,552

(1)         Revenues include $245.6 million of intersegment sales during the year ended March 31, 2014 and $128.9 million of intersegment sales during the year ended March 31, 2013 that are eliminated in our consolidated statements of operations.

Revenues. Our liquids segment generated $1.6 billion of wholesale propane sales revenue during the year ended March 31, 2014, selling 1.1 billion gallons at an average price of $1.37 per gallon. During the year ended March 31, 2013, our liquids segment generated $841.4 million of wholesale propane sales revenue, selling 912.6 million gallons at an average price of $0.92 per gallon. Approximately 221.2 million gallons of the increase in volumes was due to the fact that we only owned the natural gas liquids business of High Sierra for a part of the year ended March 31, 2013. The remaining increase in volume was due to several factors, including higher market demand, due in part to colder weather conditions, and the expansion of our customer base. In addition, during the year ended March 31, 2013, we upgraded two terminals that we acquired in February 2012, which enabled us to expand our wholesale operations from these terminals.

Our liquids segment generated $1.2 billion of other wholesale products sales revenue during the year ended March 31, 2014, selling 786.7 million gallons at an average price of $1.57 per gallon. During the year ended March 31, 2013, our liquids segment generated $858.3 million of other wholesale products sales revenue, selling 505.5 million gallons at an average price of $1.70 per gallon. Approximately 454.1 million gallons of the increase in volumes was due to the fact that we only owned the natural gas liquids business of High Sierra for a part of the year ended March 31, 2013. The remaining increase in volume was due to several factors, including higher market demand for butane to be used in gasoline blending operations, the expansion of our customer base, and an increased focus on the opportunity to more fully utilize our terminals to market butane.

Cost of Sales. Our cost of wholesale propane sales was $1.6 billion during the year ended March 31, 2014, as we sold 1.1 billion gallons at an average cost of $1.31 per gallon. Our cost of wholesale propane sales during the year ended March 31, 2014 was increased by $1.6 million of unrealized losses on derivatives. During the year ended March 31, 2013, our cost of wholesale propane sales was $801.7 million, as we sold 912.6 million gallons at an average cost of $0.88 per gallon. Our cost of wholesale propane sales during the year ended March 31, 2013 was reduced by $3.2 million of unrealized gains on derivatives.

Declining wholesale propane prices during the first quarter of the prior fiscal year had an adverse effect on cost of sales during the year ended March 31, 2013. Our wholesale segment utilizes a weighted-average inventory costing method to calculate cost of sales. Propane prices decreased steadily during April and May 2012, as a result of which the replacement cost of propane was at times lower than the weighted-average cost, which had an adverse effect on margins. One of our business strategies is to purchase and store inventory during the warmer months for sale during the winter months. We seek to lock in a margin on inventory held in storage through back-to-back purchases and sales, fixed-price forward sale commitments, and financial derivatives. We also have contracts whereby we have committed to purchase ratable volumes each month at index prices. We seek to manage the price risk associated with these contracts primarily by selling the inventory immediately after it is received. When we sell product, we record the cost of the sale at the average cost of all inventory at that location, which may include inventory stored for sale in the future. During periods of rising prices, this can result in greater margins on these sales. During periods of falling prices, such as we experienced during the three months ended June 30, 2012, this can result in negative margins on these sales, which we recovered when delivering future volumes.

Our cost of sales of other products was $1.2 billion during the year ended March 31, 2014, as we sold 786.7 million gallons at an average cost of $1.50 per gallon. Our cost of sales of other products during the year ended March 31, 2014 was reduced by $5.8 million of unrealized gains on derivatives. During the year ended March 31, 2013, our cost of sales of other products was $836.7 million, as we sold 505.5 million gallons at an average cost of $1.66 per gallon. Our cost of sales of other products during the year ended March 31, 2013 was increased by $7.5 million of unrealized losses on derivatives.

Operating Expenses. Our liquids segment incurred $43.0 million of operating expenses during the year ended March 31, 2014, compared to $27.6 million of operating expenses during the year ended March 31, 2013. This increase was due primarily to expanded operations. In addition, during the year ended March 31, 2014, we recorded an impairment of $5.3 million related to the property, plant and equipment of one of our terminals.

General and Administrative Expenses. Our liquids segment incurred $6.4 million of general and administrative expenses during the year ended March 31, 2014, compared to $5.3 million of general and administrative expenses during the year ended March 31, 2013. This increase was due primarily to expanded operations.

Depreciation and Amortization Expense. Our liquids segment incurred $11.0 million of depreciation and amortization expense during the year ended March 31, 2014, compared to $11.1 million of depreciation and amortization expense during the year ended March 31, 2013.

Operating Income. Our liquids segment generated $71.9 million of operating income during the year ended March 31, 2014, compared to $30.3 million of operating income during the year ended March 31, 2013. The increase in operating income was due primarily to the expansion of our operations and to colder weather conditions. As a result of the cold weather conditions, the demand for natural gas liquids increased considerably during the recent winter, which had a favorable impact on our sales volumes. The demand also resulted in increases to the market prices for natural gas liquids, which had a favorable impact on product margins, as we purchased inventory when prices, and therefore our average cost of inventory, were lower than when we sold the inventory. These increases were partially offset by increased operating expenses as a result of expanding our operations. During the year ended March 31, 2014, operating income was increased by $4.2 million of unrealized gains on derivatives. During the year ended March 31, 2013, operating income was reduced by $4.3 million of unrealized losses on derivatives.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014	2013	Change
	(in thousands)
Revenues:
Propane sales	$388,225	$288,410	$99,815
Distillate sales	127,672	106,192	21,480
Other revenues	35,918	35,856	62
Total revenues	551,815	430,458	121,357
Expenses:
Cost of sales - propane	233,110	155,118	77,992
Cost of sales - distillates	109,058	90,772	18,286
Cost of sales - other	11,531	12,688	(1,157)
Operating expenses	96,936	88,651	8,285
General and administrative expenses	11,017	10,864	153
Depreciation and amortization expense	28,878	25,496	3,382
Total expenses	490,530	383,589	106,941
Segment operating income	$61,285	$46,869	$14,416

Revenues. Our retail propane segment generated revenue of $388.2 million from propane sales during the year ended March 31, 2014, selling 162.4 million gallons at an average price of $2.39 per gallon. During the year ended March 31, 2013, our retail propane segment generated $288.4 million of revenue from propane sales, selling 144.4 million gallons at an average price of $2.00 per gallon. The increase in volumes and average sales prices during the year ended March 31, 2014 compared to the year ended March 31, 2013 was due primarily to market demand being higher as a result of colder weather conditions. Revenues also benefitted from the continued integration of previously-acquired businesses.

Our retail propane segment generated revenue of $127.7 million from distillate sales during the year ended March 31, 2014, selling 35.0 million gallons at an average price of $3.65 per gallon. During the year ended March 31, 2013, our retail propane segment generated $106.2 million of revenue from distillate sales, selling 28.9 million gallons at an average price of $3.68 per gallon. The increase in volumes was due primarily to colder weather conditions and to the acquisitions of smaller retailers.

Cost of Sales. Our cost of retail propane sales was $233.1 million during the year ended March 31, 2014, as we sold 162.4 million gallons at an average cost of $1.44 per gallon. During the year ended March 31, 2013, our cost of retail propane sales was $155.1 million, as we sold 144.4 million gallons at an average cost of $1.07 per gallon.

Our cost of distillate sales was $109.1 million during the year ended March 31, 2014, as we sold 35.0 million gallons at an average cost of $3.12 per gallon. During the year ended March 31, 2013, our cost of distillate sales was $90.8 million, as we sold 28.9 million gallons at an average cost of $3.15 per gallon.

Operating Expenses. Our retail propane segment incurred $96.9 million of operating expenses during the year ended March 31, 2014, compared to $88.7 million of operating expenses during the year ended March 31, 2013. This increase was due in part to the inclusion of Downeast in our results of operations for the full 12 months ended March 31, 2014, as compared to only 11 of the months in the 12-month period ended March 31, 2013.

General and Administrative Expenses. Our retail propane segment incurred $11.0 million of general and administrative expenses during the year ended March 31, 2014, compared to $10.9 million of general and administrative expenses during the year ended March 31, 2013. This increase was due primarily to acquisitions of smaller retailers.

Depreciation and Amortization Expense. Our retail propane segment incurred $28.9 million of depreciation and amortization expense during the year ended March 31, 2014, compared to $25.5 million of depreciation and amortization expense during the year ended March 31, 2013. This increase was due primarily to capital expenditures and acquisitions.

Operating Income. Our retail propane segment generated $61.3 million of operating income during the year ended March 31, 2014, compared to $46.9 million of operating income during the year ended March 31, 2013. The increase in operating income was due primarily to increased market demand due to colder weather conditions, partially offset by increased operating expenses.

Refined Products

The following table summarizes the operating results of our refined products segment for the year ended March 31, 2014 (in thousands). Our refined products segment began with our December 2013 acquisition of Gavilon Energy.

Revenues	$1,180,895

Expenses:
Cost of sales	1,172,754
Operating expenses	3,887
General and administrative expenses	65
Depreciation and amortization expense	109
Total expenses	1,176,815
Segment operating income	$4,080

Revenues. Our refined products segment generated $1.2 billion of revenue during the year ended March 31, 2014, selling 413.0 million gallons at an average price of $2.86 per gallon.

Cost of Sales. Our cost of sales was $1.2 billion during the year ended March 31, 2014, as we sold 413.0 million gallons at an average cost of $2.84 per gallon.

Operating Expenses. Our refined products segment incurred $3.9 million of operating expenses during the year ended March 31, 2014.

General and Administrative Expenses. Our refined products segment incurred $0.1 million of general and administrative expenses during the year ended March 31, 2014.

Depreciation and Amortization Expense. Our refined products segment incurred $0.1 million of depreciation and amortization expense during the year ended March 31, 2014.

Operating Income. Our refined products segment generated $4.1 million of operating income during the year ended March 31, 2014.

Renewables

The following table summarizes the operating results of our renewables segment for the year ended March 31, 2014 (in thousands). Our renewables segment began with our December 2013 acquisition of Gavilon Energy.

Revenues	$176,781

Expenses:
Cost of sales	171,422
Operating expenses	2,318
General and administrative expenses	91
Depreciation and amortization expense	516
Total expenses	174,347
Segment operating income	$2,434

Revenues. Our renewables segment generated $176.8 million of revenue during the year ended March 31, 2014, selling 150.9 million gallons at an average price of $1.17 per gallon.

Cost of Sales. Our cost of sales was $171.4 million during the year ended March 31, 2014, as we sold 150.9 million gallons at an average cost of $1.14 per gallon.

Operating Expenses. Our renewables segment incurred $2.3 million of operating expenses during the year ended March 31, 2014.

General and Administrative Expenses. Our renewables segment incurred $0.1 million of general and administrative expenses during the year ended March 31, 2014.

Depreciation and Amortization Expense. Our renewables segment incurred $0.5 million of depreciation and amortization expense during the year ended March 31, 2014.

Operating Income. Our renewables segment generated $2.4 million of operating income during the year ended March 31, 2014.

Corporate and Other

The operating loss within “corporate and other” includes the following components:

	Year Ended March 31,
	2014	2013	Change
	(in thousands)
Compressor leasing business	$2,336	$(1)	$2,337
Natural gas business	1,363	—	1,363
Equity-based compensation expense	(17,804)	(10,138)	(7,666)
Acquisition expenses	(6,908)	(5,602)	(1,306)
Other corporate expenses	(23,104)	(16,969)	(6,135)
	$(44,117)	$(32,710)	$(11,407)

Operating income of our compressor leasing business for the year ended March 31, 2014 includes a $4.4 million gain from the sale of the business in February 2014.

We acquired the natural gas business in our December 2013 acquisition of Gavilon Energy. We subsequently wound down the natural gas business and, as of March 31, 2014, this business has no revenue-generating activity.

The increase in equity-based compensation is due in part to the timing of award grants and is also due in part to an increase in the market value of our common units. The first restricted units were granted during fiscal 2013, and therefore were not in existence for the full fiscal year. The life-to-date expense for unvested units is adjusted based on the market value of the common units on the reporting date, and the value of the common units was higher at March 31, 2014 than at March 31, 2013.

The increase in other corporate expenses is due primarily to increases in compensation expense, due to the addition of new corporate employees to provide general and administrative services in support of the growth of our business.

Operating income during the year ended March 31, 2014 was reduced by $2.0 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees. We also recorded $2.2 million of employee severance expense during the year ended March 31, 2014 as a result of personnel changes subsequent to the Gavilon Energy acquisition, $1.3 million of which is reported under “natural gas business” in the table above and the remainder of which is reported under “other corporate expenses” in the table above.

Year Ended March 31, 2013

Compared to Year Ended March 31, 2012

Volumes Sold or Delivered

The following table summarizes the volume of product sold and water delivered for the years ended March 31, 2013 and 2012. Volumes shown in the table below for our liquids segment include sales to our retail propane segment.

	Year Ended		Change Resulting From
	March 31,		Retail	SemStream	High Sierra
Segment	2013	2012	Combinations (1)	Combination	Combinations (2)	Other
	(in thousands)
Crude oil logistics
Crude oil sold (barrels)	24,373	—	—	—	24,373	—

Water solutions
Water delivered (barrels)	25,009	—	—	—	25,009	—

Liquids
Propane sold (gallons)	912,625	659,921	—	(3)	140,632	112,072
Other products sold (gallons)	505,529	134,999	—	(3)	320,283	50,247

Retail propane
Propane sold (gallons)	144,379	78,236	54,949	—	—	11,194
Distillates sold (gallons)	28,853	1,650	27,027	—	—	176

(1)         This data includes the operations of Osterman (acquired in October 2011) from April 1, 2012 through September 30, 2012, Pacer (acquired in January 2012) from April 1, 2012 through December 31, 2012, North American (acquired in February 2012) from April 1, 2012 through January 31, 2013, Downeast (acquired in May 2012), and certain other smaller retail propane business acquired during fiscal 2013.

(2)         This data includes the operations of High Sierra (acquired in June 2012), Pecos (acquired in November 2012), and other subsequent acquisitions of smaller crude oil and water solutions businesses.

(3)         Although the SemStream combination enabled us to significantly expand our wholesale operations, it is not possible to determine which of the volumes sold subsequent to the combination were specifically attributable to the SemStream combination and which were attributable to our historical wholesale business.

As shown in the table above, the increases in volumes were driven primarily by acquisitions of businesses during fiscal 2012 and fiscal 2013. The remaining increase in volume of our retail propane business was due primarily to colder weather during the 2013-2014 winter season, which increased the demand for propane.

Operating Income by Segment

Our operating income by segment is as follows:

	Year Ended March 31,
Segment	2013	2012	Change
	(in thousands)
Crude oil logistics	$34,236	$—	$34,236
Water solutions	8,576	—	8,576
Liquids	30,336	9,735	20,601
Retail propane	46,869	9,616	37,253
Corporate and other	(32,710)	(4,321)	(28,389)
Operating income	$87,307	$15,030	$72,277

The operating loss within “corporate and other” increased $28.4 million during the year ended March 31, 2013 as compared to $4.3 million during the year ended March 31, 2012. This increase is due in part to $8.4 million of incremental expenses associated with the corporate activities of High Sierra. In addition, corporate general and administrative expense for the year ended March 31, 2013 includes $10.1 million of compensation expense related to certain restricted units granted pursuant to employee and director compensation programs. Corporate general and administrative expense for the year ended March 31, 2013 also includes costs related to acquisitions, including $3.7 million of expense related to the acquisition of High Sierra. The operations of our compressor leasing business are also included within “corporate and other.”

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the year ended March 31, 2013 (amounts in thousands). The operations of our crude oil logistics segment began with our June 19, 2012 combination with High Sierra.

Revenues:
Crude oil sales	$2,322,706
Crude oil transportation and other	16,442
Total revenues (1)	2,339,148
Expenses:
Cost of sales	2,267,507
Operating expenses	25,484
General and administrative expenses	2,745
Depreciation and amortization expense	9,176
Total expenses	2,304,912
Segment operating income	$34,236

(1)         Revenues include $22.9 million of intersegment sales that are eliminated in our consolidated statement of operations.

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

Other Operating Expenses. Our crude oil operations incurred $28.2 million of operating and general and administrative expenses during the year ended March 31, 2013. Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $9.2 million during the year ended March 31, 2013.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the year ended March 31, 2013 (amounts in thousands). The operations of our water solutions segment began with our June 19, 2012 combination with High Sierra.

Revenues:
Water treatment and disposal	$54,334
Water transportation	7,893
Total revenues	62,227
Expenses:
Cost of sales	5,611
Operating expenses	25,452
General and administrative expenses	1,665
Depreciation and amortization expense	20,923
Total expenses	53,651
Segment operating income	$8,576

Revenues. Our water solutions segment generated $54.3 million of treatment and disposal revenue during the year ended March 31, 2013, taking delivery of 25.0 million barrels of wastewater at an average revenue of $2.17 per barrel. Our water transportation business generated $7.9 million of revenues.

Cost of Sales. The cost of sales for our water solutions segment was $5.6 million for the year ended March 31, 2013, an average cost of $0.22 per barrel delivered. Cost of sales was increased by unrealized losses of $1.0 million and realized losses of $0.8 million on derivatives. A portion of our processing revenue is generated from the sale of recovered hydrocarbons; we enter into these derivatives to protect against the risk of a decline in the market price of a portion of the hydrocarbons we expect to recover.

Other Operating Expenses. Our water solutions segment incurred $27.1 million of operating and general and administrative expenses during the year ended March 31, 2013. Depreciation and amortization expense, which consists of depreciation on fixed assets and amortization of customer relationship intangible assets, was $20.9 million during the year ended March 31, 2013.

Liquids

The following table compares the operating results of our liquids segment for the years ended March 31, 2013 and 2012:

			Change Resulting From
	Year Ended March 31,		High Sierra
	2013	2012	Combination	Other
	(in thousands)
Revenues:
Propane sales	$841,448	$923,022	$115,606	$(197,180)
Other product sales	858,276	251,627	563,211	43,438
Other revenues	33,954	2,462	19,053	12,439
Total revenues (1)	1,733,678	1,177,111	697,870	(141,303)

Expenses:
Cost of sales - propane	801,694	904,082	109,851	(212,239)
Cost of sales - other products	836,747	246,995	546,588	43,164
Costs of sales - other	20,950	1,776	8,637	10,537
Operating expenses	27,605	8,124	15,097	4,384
General and administrative expenses	5,261	2,738	1,693	830
Depreciation and amortization expense	11,085	3,661	3,101	4,323
Total expenses	1,703,342	1,167,376	684,967	(149,001)

Segment operating income	$30,336	$9,735	$12,903	$7,698

(1)         Revenues include $128.9 million of intersegment sales during the year ended March 31, 2013 and $66.0 million of intersegment sales during the year ended March 31, 2012 that are eliminated in our consolidated statements of operations.

Revenues. Exclusive of the operations acquired in our June 2012 merger with High Sierra, revenues from wholesale propane sales decreased $197.2 million during the year ended March 31, 2013, as compared to $923.0 million during the year ended March 31, 2012. This resulted from a decrease in the average selling price of $0.46 per gallon, as compared to an average selling price per gallon of $1.40 in the prior year. This decrease in revenue was partially offset by an increase in volume sold of 112.1 million gallons, as compared to 659.9 million gallons sold in the prior year.

During the year ended March 31, 2013, the operations of High Sierra contributed revenues of $115.6 million from propane sales. These operations sold 140.6 million gallons of propane at an average price of $0.82 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, revenues from wholesale sales of other products increased $43.4 million during the year ended March 31, 2013, as compared to $251.6 million during the year ended March 31, 2012. This resulted from an increase in volume sold of 50.2 million gallons as compared to 135.0 million gallons in the prior year, partially offset by a decrease in the average selling price of $0.27 per gallon, as compared to $1.86 per gallon in the prior year.

During the year ended March 31, 2013, the operations of High Sierra contributed revenues of $563.2 million from sales of other products (primarily butane). These operations sold 320.3 million gallons of other products at an average price of $1.76 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, the increase in volume sold is due primarily to the November 2011 SemStream acquisition, which expanded the markets we are able to serve. We believe the decline in average selling prices is due primarily to a greater than normal supply in the marketplace, due in part to low demand as a result of mild weather.

Transportation and other revenues for the year ended March 31, 2013 relate primarily to fees charged for transporting customer-owned product by railcar.

Cost of Sales. Exclusive of the operations acquired in our June 2012 merger with High Sierra, costs of wholesale propane sales decreased $212.2 million during the year ended March 31, 2013, as compared to $904.1 million during the year ended March 31, 2012. This resulted from a decrease in the average cost of $0.47 per gallon, as compared to an average cost per gallon of $1.37 in the prior year. This decrease in cost was partially offset by an increase in volume sold of 112.1 million gallons, as compared to 659.9 million gallons sold in the prior year. Cost of propane sales were reduced by $14.8 million during the year ended March 31, 2013 due to $11.6 million of realized gains and $3.2 million of unrealized gains on derivatives. These derivatives consisted primarily of propane swaps that we entered into as economic hedges against the potential decline in the market value of our propane inventories. Excluding gains on derivatives, our average cost of propane sold during the year ended March 31, 2013 was $0.92 cents per gallon.

During the year ended March 31, 2013, the cost of propane sales of the High Sierra operations were $109.9 million. These operations sold 140.6 million gallons of propane at an average price of $0.78 per gallon.

Exclusive of the operations acquired in our June 2012 merger with High Sierra, cost of wholesale sales of other products increased $43.2 million during the year ended March 31, 2013, as compared to $247.0 million during the year ended March 31, 2012. This resulted from an increase in volume sold of 50.2 million gallons as compared to 135.0 million gallons in the prior year, partially offset by a decrease in the average cost of $0.26 per gallon, as compared to $1.83 per gallon in the prior year. Cost of other products sales during the year ended March 31, 2013 was reduced by $0.2 million due to realized gains on derivatives.

During the year ended March 31, 2013, the cost of other products sales of the High Sierra operations was $546.6 million. These operations sold 320.3 million gallons of other products (primarily butane) at an average price of $1.71 per gallon. Costs of sales of other products during the year ended March 31, 2013 were increased by $7.5 million of unrealized losses and $0.3 million of realized losses on derivatives.

Other cost of sales for the year ended March 31, 2013 relate primarily to the cost of leasing railcars used in the transportation of customer-owned product.

Operating Expenses. Exclusive of the operations acquired in our June 2012 merger with High Sierra, operating expenses of our liquids segment increased $4.4 million during the year ended March 31, 2013 as compared to operating expenses of $8.1 million during the year ended March 31, 2012. The increase in operating expenses is due primarily to increased compensation and terminal operating expenses resulting from our SemStream combination. During the year ended March 31, 2013, our liquids segment incurred $15.1 million of operating expenses related to the operations of High Sierra.

General and Administrative Expenses. Exclusive of the operations acquired in our June 2012 merger with High Sierra, general and administrative expenses of our liquids segment increased $0.8 million during the year ended March 31, 2013 as compared to general and administrative expenses of $2.7 million during the year ended March 31, 2012. This increase is due primarily to increased compensation and related expenses resulting from our SemStream combination. During the year ended March 31, 2013, our liquids segment incurred $1.7 million of general and administrative expenses related to the operations of High Sierra.

Depreciation and Amortization Expense. Exclusive of the operations acquired in our June 2012 merger with High Sierra, depreciation and amortization expense of our liquids segment increased $4.3 million during the year ended March 31, 2013, as compared to depreciation and amortization expense of $3.7 million during the year ended March 31, 2012. This increase is due primarily to depreciation and amortization expense related to assets acquired in the SemStream combination, including depreciation of terminal assets and amortization of customer relationship intangible assets. During the year ended March 31, 2013, our liquids segment recorded $3.1 million of depreciation and amortization expense related to assets acquired in our merger with High Sierra.

Operating Income. Our liquids segment had operating income of $30.3 million during the year ended March 31, 2013 as compared to operating income of $9.7 million during the year ended March 31, 2012. The increased operating income is due in part to $12.9 million of operating income contributed by the operations acquired in the merger with High Sierra. Exclusive of these operations, operating income improved by $7.7 million, which was due to increased product margins, partially offset by increased expenses.

Retail Propane

The following table compares the operating results of our retail propane segment for the years ended March 31, 2013 and 2012:

			Change Resulting From
	Year Ended March 31,		Retail
	2013	2012	Combinations (1)	Other
	(in thousands)
Revenues:
Propane sales	$288,410	$175,417	$117,686	$(4,693)
Distillate sales	106,192	6,547	99,410	235
Other sales	35,856	17,370	20,752	(2,266)
Total revenues	430,458	199,334	237,848	(6,724)
Expenses:
Cost of sales - propane	155,118	117,722	63,080	(25,684)
Cost of sales - distillates	90,772	5,728	84,933	111
Cost of sales - other	12,688	6,692	6,516	(520)
Operating expenses	88,651	39,176	47,454	2,021
General and administrative expenses	10,864	8,950	5,409	(3,495)
Depreciation and amortization expense	25,496	11,450	13,059	987
Total expenses	383,589	189,718	220,451	(26,580)

Segment operating income	$46,869	$9,616	$17,397	$19,856

(1)         This data includes the operations of Osterman (acquired in October 2011) from April 1, 2012 through September 30, 2012, Pacer (acquired in January 2012) from April 1, 2012 through December 31, 2012, North American (acquired in February 2012) from April 1, 2012 through January 31, 2013, Downeast (acquired in May 2012), and certain other smaller retail propane business acquired during fiscal 2013.

Revenues. Propane sales for the year ended March 31, 2013 increased $113.0 million as compared to propane sales of $175.4 million during the year ended March 31, 2012. The principal reason for the increase in propane sales was the acquisitions of Osterman, Pacer, North American, and Downeast. Excluding the impact of these acquisitions, propane sales were lower during the year ended March 31, 2013 than during the year ended March 31, 2012, due primarily to a decline in the average price per gallon sold of $0.33 during the year ended March 31, 2013, as compared to an average price per gallon sold of $2.24 during the year ended March 31, 2012. Excluding the effect of these acquisitions, volumes sold during the year ended March 31, 2013 were higher than volumes sold during the year ended March 31, 2012, due primarily to the fact that the fiscal 2013 winter was colder than that of fiscal 2012. The winter of fiscal 2012 was one of the warmest on record, and these warm weather conditions resulted in a decrease in the demand for propane.

Our acquired Osterman, Pacer, North American, and Downeast operations generated propane sales of $117.7 million during the year ended March 31, 2013, consisting of 54.9 million gallons sold at an average price of $2.14 per gallon. The average selling price per gallon for the acquired operations was higher than the average selling price for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, further away from the primary areas of propane supply than are the markets served by our historical operations.

We generated $106.2 million of revenue from the sales of distillates during the year ended March 31, 2013, consisting of 28.9 million gallons sold at an average selling price of $3.68 per gallon.

Cost of Sales. Propane cost of sales for the year ended March 31, 2013 increased $37.4 million as compared to propane cost of sales of $117.7 million during the year ended March 31, 2012. This increase in propane cost of sales is due primarily to the acquisitions of Osterman, Pacer, North American, and Downeast. Excluding the impact of these acquisitions, propane cost of sales was lower during the year ended March 31, 2013 than during the year ended March 31, 2012, due primarily to a decline in the average cost per gallon sold of $0.47 during the year ended March 31, 2013, as compared to an average price per gallon sold of $1.50 during the year ended March 31, 2012. Excluding the effect of these acquisitions, volumes sold during the year ended March 31, 2013 were higher than volumes sold during the year ended March 31, 2012, due primarily to the fact that the fiscal 2013 winter was colder than that of fiscal 2012.

Our acquired Osterman, Pacer, North American, and Downeast operations had propane cost of sales of $63.1 million during the year ended March 31, 2013, consisting of 54.9 million gallons sold at an average cost of $1.15 per gallon. The average cost per gallon for the acquired operations was higher than the average cost for our historical operations, due in part to the fact that the markets served by the acquired operations are, in general, further away from the primary areas of propane supply than are the markets served by our historical operations.

We had $90.8 million of cost of sales for distillates during the year ended March 31, 2013, consisting of 28.9 million gallons sold at an average cost of $3.15 per gallon.

Operating Expenses. Operating expenses of our retail propane segment increased $49.5 million during the year ended March 31, 2013 as compared to operating expenses of $39.2 million during the year ended March 31, 2012. This increase is due primarily to the impact of our Osterman, Pacer, North American, and Downeast acquisitions, the operations of which incurred $47.5 million of operating expense during the year ended March 31, 2013.

General and Administrative Expenses. General and administrative expenses of our retail propane segment increased $1.9 million during the year ended March 31, 2013 as compared to general and administrative expenses of $9.0 million during the year ended March 31, 2012. The principal factor causing the increase is the impact of our Osterman, Pacer, North American, and Downeast acquisitions, the operations of which incurred $5.4 million of general and administrative expense during the year ended March 31, 2013. General and administrative expense included $4.3 million of acquisition expenses during the year ended March 31, 2012.

Depreciation and Amortization. Depreciation and amortization expense of our retail propane segment increased $14.0 million during the year ended March 31, 2013 as compared to depreciation and amortization expense of $11.5 million during the year ended March 31, 2012. The increase is due primarily to the impact of our Osterman, Pacer, North American, and Downeast acquisitions, the operations of which incurred $13.1 million of depreciation and amortization expense during the year ended March 31, 2013.

Operating Income. Our retail propane segment had operating income of $46.9 million during the year ended March 31, 2013 compared to operating income of $9.6 million during the year ended March 31, 2012. The increased operating income is due in part to the acquired operations of Osterman, Pacer, North American, and Downeast. Excluding these acquired operations, our retail propane segment’s operating income was higher during the year ended March 31, 2013 than during the year ended March 31, 2012, due primarily to improved margins on propane sales, and to increased sales volumes. During the year ended March 31, 2012, the winter was one of the warmest on record. As a result, demand for propane was low, which resulted in reduced sales volumes during fiscal 2012.

Seasonality

Seasonality impacts our liquids and retail propane segments. A large portion of our retail propane operation is in the residential market where propane is used primarily for heating. During the year ended March 31, 2014, 74% of our retail propane volume was sold during the peak heating season from October through March. Consequently, for these two segments, sales, operating profits and operating cash flows are generated mostly in the third and fourth quarters of each fiscal year. See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

Liquidity, Sources of Capital and Capital Resource Activities

Our principal sources of liquidity and capital are the cash flows from our operations and borrowings under our Revolving Credit Facility. Our cash flows from operations are discussed below.

Our borrowing needs vary significantly during the year due to the seasonal nature of our business. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the heating season. Our working capital borrowing needs generally decline during the period of January through March, when the cash flows from our retail propane and liquids segments are the greatest.

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

We believe that our anticipated cash flows from operations and the borrowing capacity under our Credit Agreement are sufficient to meet our liquidity needs. If our plans or assumptions change or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Our ability to raise additional capital, if necessary, depends on various factors and conditions, including market conditions. We cannot give any assurances that we can raise additional capital to meet these needs (see Part I, Item 1A, “Risk Factors”). Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

We continue to pursue a strategy of growth through acquisitions. We expect to consider financing future acquisitions through a variety of sources, including the use of available capacity on our Revolving Credit Facility (as defined below), the issuance of equity to sellers of the businesses we acquire, private placements of common units or debt securities, and public offerings of common units or debt securities. Our ability to raise additional capital through the issuance of debt or equity securities will have a significant impact on our ability to continue to pursue our growth strategy.

Credit Agreement

On June 19, 2012, we entered into the Credit Agreement with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, “Revolving Credit Facility”).

The Working Capital Facility had a total capacity of $935.5 million for cash borrowings and letters of credit at March 31, 2014. At March 31, 2014, we had outstanding cash borrowings of $389.5 million and outstanding letters of credit of $270.6 million on the Working Capital Facility. The Expansion Capital Facility had a total capacity of $785.5 million for cash borrowings at March 31, 2014. At March 31, 2014, we had outstanding cash borrowings of $532.5 million on the Expansion Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base,” as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to pre-pay outstanding borrowings under the Credit Agreement without incurring any penalties, and pre-payments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 0.50% to 1.50% per annum or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At March 31, 2014, the interest rate in effect on outstanding LIBOR borrowings was 1.91%, calculated as the LIBOR rate of 0.16% plus a margin of 1.75%. At March 31, 2014, the interest rate in effect on letters of credit was 1.75%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. At March 31, 2014, our outstanding borrowings and interest rates under our Revolving Credit Facility were as follows (dollars in thousands):

	Amount	Rate
Expansion Capital Facility —
LIBOR borrowings	$532,500	1.91%
Working Capital Facility —
LIBOR borrowings	358,000	1.91%
Base rate borrowings	31,500	4.00%

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our “leverage ratio,” as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end. At March 31, 2014, our leverage ratio was approximately 3 to 1. The Credit Agreement also specifies that our “interest coverage ratio,” as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At March 31, 2014, our interest coverage ratio was approximately 7 to 1.

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

At March 31, 2014, we were in compliance with the covenants under the Credit Agreement.

Senior Notes

On June 19, 2012, we entered into the Note Purchase Agreement whereby we issued $250.0 million of Senior Notes in a private placement (the “Senior Notes”). The Senior Notes have an aggregate principal amount of $250.0 million and bear interest at a fixed rate of 6.65%. Interest is payable quarterly. The Senior Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to pre-pay outstanding principal, although we would incur a pre-payment penalty. The Senior Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

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

At March 31, 2014, we were in compliance with the covenants under the Note Purchase Agreement and the Senior Notes.

Unsecured Notes

On October 16, 2013, we issued $450.0 million of 6.875% senior unsecured notes (the “Unsecured Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A and Regulation S under the Securities Act. We received net proceeds of $438.4 million, after the initial purchasers’ discount of $10.1 million and estimated offering costs of $1.5 million. We used the net proceeds to reduce the outstanding balance on our Revolving Credit Facility.

The Unsecured Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year. We have the right to redeem the Unsecured Notes prior to the maturity date, although we would be required to pay a premium for early redemption.

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

At March 31, 2014, we were in compliance with the covenants under the Unsecured Notes.

We also entered into a registration rights agreement whereby we have committed to exchange the Unsecured Notes for a new issue of notes registered under the Securities Act that has substantially identical terms to the Unsecured Notes on or before October 16, 2014. If we are unable to fulfill this obligation, we would be required to pay liquidated damages to the holders of the Unsecured Notes.

Revolving Credit Balances

The following table summarizes Revolving Credit Facility borrowings:

	Average
	Daily	Lowest	Highest
	Balance	Balance	Balance
	(in thousands)
Year Ended March 31, 2014:
Expansion loans	$392,822	$—	$546,000
Working capital loans	195,553	—	448,500
Year Ended March 31, 2013:
Expansion loans	$351,355	$254,000	$451,000
Working capital loans	92,626	—	153,500

Business Combinations

Subsequent to our IPO, we significantly expanded our operations through a number of business combinations, as described under Part I, Item 1, “Business — Acquisitions Subsequent to Initial Public Offering.”

Cash Flows

The following summarizes the sources (uses) of our cash flows:

	Year Ended March 31,
Cash Flows Provided by (Used in):	2014	2013	2012
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$243,303	$146,395	$20,459
Changes in operating assets and liabilities	(158,067)	(13,761)	69,870

Operating activities	$85,236	$132,634	$90,329

Investing activities	(1,455,373)	(546,621)	(296,897)

Financing activities	1,369,016	417,716	198,063

Operating Activities. The growth in our operating cash flows over the period from fiscal 2012 to fiscal 2014 was driven primarily by increased operating activity resulting from acquisitions. Changes in working capital due to changes in the timing of cash receipts and payments can have a significant impact on cash flows from operations. During fiscal 2013 and fiscal 2014, our cash outflows from investing activities included the purchase of working capital in business combinations, a portion of which has benefitted (or will benefit) cash flows from operations as the working capital is recovered. Our operating cash flows during the year ended March 31, 2012 included the sale of $30.3 million of inventory (net of purchases). This was due in part to our acquisition of assets from SemStream on November 1, 2011, in which we acquired $104.2 million of inventory. The cash paid to complete the SemStream transaction is included within cash outflows from investing activities.

Investing Activities. Our cash flows from investing activities are primarily impacted by our capital expenditures. In periods where we are engaged in significant acquisitions, we will generally realize negative cash flows in investing activities, which, depending on our cash flows from operating activities, may require us to increase the borrowings under our Revolving Credit Facility. During the year ended March 31, 2014, we completed a number of business combinations for which we paid $1.3 billion of cash, net of cash acquired, on a combined basis. Also during the year ended March 31, 2014, we paid $165.1 million for capital expenditures, which related primarily to water disposal and natural gas liquids terminal assets. Of this amount, $132.9 million represented expansion capital and $32.2 million represented maintenance capital. During the year ended March 31, 2014, we used $36.0 million of investing cash outflows from commodity derivatives and generated $24.7 million of investing cash inflows from the sale of long-lived assets.  During the year ended March 31, 2013, we completed our merger with High Sierra, for which we paid $239.3 million, net of cash acquired. Also during the year ended March 31, 2013, we completed 12 other acquisitions, for which we paid $251.5 million of cash, net of cash acquired, on a combined basis. Also during the year ended March 31, 2013, we paid $72.5 million for capital expenditures in addition to the acquisitions of businesses. Of this amount, $58.7 million represented expansion capital and $13.8 million represented maintenance capital. During the year ended March 31, 2013, we generated $11.6 million of investing cash inflows from commodity derivatives and $5.1 million of investing cash inflows from the sale of long-lived assets. During the year ended March 31, 2012, we completed four significant acquisitions and several smaller acquisitions. We paid a combined cash amount of $297.4 million to complete these acquisitions.

Financing Activities. Changes in our cash flow from financing activities include advances from and repayments on our revolving credit facilities, either to fund our operating or investing requirements. In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we may fund the cash flow deficits through our Working Capital Facility. During the year ended March 31, 2014, we borrowed $444.5 million on our Revolving Credit Facility (net of repayments) and issued $450.0 million of Unsecured Notes. During the year ended March 31, 2014, we paid $24.6 million of debt issuance costs. During the year ended March 31, 2013, we borrowed $263.5 million on our revolving credit facilities (net of repayments) and issued $250.0 million of Senior Notes. During the year ended March 31, 2013, we paid $20.2 million of debt issuance costs. During the year ended March 31, 2012, we borrowed $149.0 million on our revolving credit facilities (net of repayments), primarily to fund acquisitions.

Cash flows from financing activities include proceeds from sales of equity. During the year ended March 31, 2014, we completed three equity issuances for which we received net proceeds of $650.2 million on a combined basis.

Cash flows from financing activities also include distributions paid to owners. We expect our distributions to our partners to increase in future periods under the terms of our partnership agreement. Based on the number of common and subordinated units outstanding at March 31, 2014 (exclusive of unvested restricted units issued pursuant to employee compensation programs), if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $26.8 million per quarter ($107.2 million per year). To the extent our cash flows from operating activities are not sufficient to finance our required distributions, we may be required to increase the borrowings under our Working Capital Facility.

The following table summarizes the distributions declared since our IPO:

				Amount Paid	Amount Paid
			Amount	To	To
Date Declared	Record Date	Date Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927
April 25, 2013	May 6, 2013	May 15, 2013	0.4775	25,605	1,189
July 25, 2013	August 5, 2013	August 14, 2013	0.4938	31,725	1,739
October 23, 2013	November 4, 2013	November 14, 2013	0.5113	35,908	2,491
January 23, 2014	February 4, 2014	February 14, 2014	0.5313	42,150	4,283
April 24, 2014	May 5, 2014	May 15, 2014	0.5513	43,737	5,754

On May 5, 2011, we made a distribution of $3.9 million from available cash to our general partner and common unitholders at March 31, 2011. Also in May 2011, we used $65.0 million of the proceeds from our IPO to repay advances under our previous credit facility.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2014 for our fiscal years ending thereafter:

		For the Years Ending March 31,				After March 31,
	Total	2015	2016	2017	2018	2018
	(in thousands)
Principal payments on long-term debt —
Expansion capital borrowings	$532,500	$—	$—	$—	$—	$532,500
Working capital borrowings	389,500	—	—	—	—	389,500
Senior Notes	250,000	—	—	—	25,000	225,000
Unsecured Notes	450,000	—	—	—	—	450,000
Other long-term debt	14,914	7,081	3,614	2,356	1,449	414
Interest payments on long-term debt —
Revolving credit facility(1)	114,936	24,986	24,986	24,986	24,986	14,992
Senior Notes	99,750	16,625	16,625	16,625	16,209	33,666
Unsecured Notes	247,500	30,938	30,938	30,938	30,938	123,748
Other long-term debt	814	372	213	123	82	24
Letters of credit	270,626	—	—	—	—	270,626
Future minimum lease payments under other noncancelable operating leases	428,030	133,170	93,454	64,209	49,802	87,395
Fixed-price commodity purchase commitments	39,117	39,117	—	—	—	—
Index-priced commodity purchase commitments(2)	982,850	982,706	144	—	—	—
Total contractual obligations	$3,820,537	$1,234,995	$169,974	$139,237	$148,466	$2,127,865

Natural gas liquids gallons under fixed-priced purchase commitments (thousands)(3)	31,111	31,111	—	—	—	—
Natural gas liquids gallons under index-priced purchase commitments (thousands)(3)	522,947	522,827	120	—	—	—
Crude oil barrels under index-priced purchase commitments (thousands)(3)	4,016	4,016	—	—	—	—

(1)         The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at March 31, 2014. See Note 8 to our consolidated financial statements included in this Annual Report for additional information on our Credit Agreement.

(2)         Index prices are based on a forward price curve at March 31, 2014. A theoretical change of $0.10 per gallon in the underlying commodity price at March 31, 2014 would result in a change of $52.3 million in the value of our index-based natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at March 31, 2014 would result in a change of approximately $8.0 million in the value of our index-based crude oil purchase commitments.

(3)         At March 31, 2014, we had fixed-price and index-price sales contracts for 63.9 million and 272.5 million gallons of natural gas liquids, respectively. At March 31, 2014, we had index-price sales contracts for 7.1 million barrels of crude oil.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases described in Note 10 to our consolidated financial statements included in this Annual Report.

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

Trends

Crude Oil Logistics

Crude oil prices fluctuate widely due to changes in supply and demand conditions. The opportunity to generate revenues in our crude oil logistics business is heavily influenced by the volume of crude oil being produced. Currently, production of crude oil in North America is high, but changes in the level of production could impact our ability to generate revenues in the future.

The spread between the prices of crude oil in different locations can also fluctuate widely. If these price differences are high, we are able to generate increased margins by transporting crude oil from lower-price markets to higher-price markets. During the year ended March 31, 2013, the spread between crude oil prices in the mid-continent region and crude oil prices in south Texas widened, which gave us the opportunity to generate favorable margins by transporting crude oil from one region to the other. During the year ended March 31, 2014, spreads narrowed considerably, which had a significant impact on our operations in the Rocky Mountain and South Texas regions. When price differences between markets are reduced, it is necessary to renegotiate price terms with producers and to not fully utilize our transportation fleet until this process has been completed and margins have improved.

Water Solutions

Our opportunity to earn revenues in our water solutions business is based on the level of production of natural gas and crude oil in the areas where our facilities are located. Recently, production has been strong in most of these regions, but a future decline in the level of production could have an adverse impact on profitability.

During the year ended March 31, 2014, we completed three separate acquisitions of water solutions businesses with operations in Texas. As a result, the geographic mix of our water solutions segment has changed, and we expect a greater share of the revenues from this segment to be generated from our operations in the Permian and Eagle Ford Basins in Texas than in the past.

During the year ended March 31, 2014, the revenues of our water solutions segment were lower than our expectations and the operating expenses of our water solutions segment were higher than our expectations. This related primarily to our operations in the Eagle Ford Basin in Texas, which were obtained through several acquisitions during the year ended March 31, 2014. We have incurred higher than expected expenses, and have generated lower revenue than expected, in the process of bringing these operations up to the standards we have established for our water solutions business.

Liquids

The volumes we sell in our wholesale natural gas liquids business are heavily dependent on the demand for propane and butane, which is influenced by weather conditions. The margins we generate in our wholesale natural gas liquids business are influenced by changes in prices over the course of a year. During years when demand is higher during the winter months, we have the opportunity to utilize our storage assets to increase margins. Weather conditions during the recent winter season were colder than normal. As a result, the demand for natural gas liquids increased considerably, which had a favorable impact on our sales volumes. The demand has also resulted in increases to market prices for natural gas liquids. This has had a favorable impact on product margins, based on the fact that we purchased inventory when prices, and therefore our average cost of inventory, were lower than when we sold the inventory.

Retail Propane

The volumes we sell in our retail propane business are heavily dependent on weather conditions, as cold weather significantly increases customer demand for propane. During times of lower propane prices, margins per gallon typically increase. During times of higher propane prices, margins per gallon typically decrease. Weather conditions during the recent winter season were colder than normal. As a result, the demand for natural gas liquids increased considerably, which had a favorable impact on our sales volumes. The demand also resulted in increases to market prices for natural gas liquids. This had a favorable impact on product margins, based on the fact that we purchased inventory when prices, and therefore our average cost of inventory, were lower than when we sold the inventory. The sharp rise in prices may increase the collectability risk of accounts receivable, and the recent high prices may create downward pressure on future demand, as some customers may invest in making their homes more energy efficient or may take other steps to reduce their need for propane.

Renewables

The spread between the prices of ethanol in different locations can fluctuate widely. If these price differences are high, we are able to generate increased margins by transporting ethanol from lower-price markets to higher-price markets. During the last few months of the fiscal year ended March 31, 2014, the spread between ethanol prices in different markets widened, which gave us the opportunity to generate favorable margins by transporting ethanol from one region to the other. During April 2014, ethanol price spreads between regions narrowed considerably.

Recent Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued an Accounting Standards Update that changes the criteria for reporting discontinued operations. Under the new standard, a disposal of part of an entity is not classified as a discontinued operation unless the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. We adopted the new standard during the fiscal year ended March 31, 2014.

As described in Note 14 to our consolidated financial statements included elsewhere in this Annual Report, during the year ended March 31, 2014, we sold our compressor leasing business and wound down our natural gas marketing business. These actions do not represent a strategic shift that had a major effect on our operations, and do not meet the criteria under the new accounting standard for these businesses to be reported as discontinued operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership’s operations and the use of estimates made by management. We have identified the following accounting policies that are most important to the portrayal of our financial condition and results of operations. Changes in these policies could have a material effect on the financial statements.

The application of these accounting policies necessarily requires subjective or complex judgments regarding estimates and projected outcomes of future events that could have a material effect on our financial statements.

Revenue Recognition

We record revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record our terminaling, storage and service revenues at the time the service is performed and we record tank and other rentals over the term of the lease. Revenues for the wastewater disposal business are recognized upon receipt of the wastewater at our disposal facilities.

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

Impairment of Long-Lived Assets

Goodwill is subject to at least an annual assessment for impairment. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. To perform this assessment, we consider qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. We completed the assessment of each of our reporting units and determined it was more likely than not that no impairment existed for the year ended March 31, 2014. The assessment of the value of our reporting units requires us to make certain assumptions relating to future operations. When evaluating operating performance, various factors are considered, such as current and changing economic conditions and the commodity price environment, among others. If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge.

We evaluate property, plant and equipment and amortizable intangible assets for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value.

We evaluate equity method investments for impairment when we believe the current fair value may be less than the carrying amount. We record impairments of equity method investments if we believe the decline in value is other than temporary.

Asset Retirement Obligations

We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. We have recorded a liability of $2.3 million at March 31, 2014. This liability is related to the wastewater disposal facilities and crude oil facilities for which we have contractual and regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are retired.

In addition to the obligations described above, we may be obligated to remove facilities, or perform other remediation, upon retirement of certain assets. However, we do not believe the present value of such asset retirement obligations, under current laws and regulations, after taking into consideration the estimated lives of our facilities, is material to our consolidated financial position or results of operations.

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

Business Combinations

We have made in the past, and expect to make in the future, acquisitions of other businesses. We record business combinations using the “acquisition method,” in which the assets acquired and liabilities assumed are recorded at their estimated fair values. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts including commodity purchase and sale agreements, storage and transportation contracts, and employee compensation commitments. The excess of purchase price over the net fair value of acquired assets over the assumed liabilities is recorded as goodwill, which is not amortized but is reviewed annually for impairment. Generally, we have up to one year from the acquisition date to finalize the identification and valuation of acquired assets and liabilities. The impact of subsequent changes to the identification of assets and liabilities may require retrospective adjustments to our previously-reported consolidated financial position and results of operations.

Inventory

Our inventory consists primarily of crude oil, natural gas liquids, refined products, ethanol, and biodiesel. The market values of these commodities change on a daily basis as supply and demand conditions change. We value our inventory using the weighted-average cost and first-in first-out methods. At the end of each fiscal year, we also perform a “lower of cost or market” analysis; if the cost basis of the inventory would not be recoverable based on market prices at the end of the year, we reduce the book value of the inventory to the recoverable amount. In performing this analysis, we take into consideration fixed-price forward sale commitments and the opportunity to transfer propane inventory from our wholesale business to our retail business to sell the inventory in retail markets. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or market write-down if we expect the market values to recover by our fiscal year end of March 31. We are unable to control changes in the market value of these commodities and are unable to determine whether write-downs will be required in future periods. In addition, write-downs at interim periods could be required if we cannot conclude that market values will recover sufficiently by our fiscal year end.

Equity-Based Compensation

Our general partner has granted certain restricted common units to employees and directors under a long-term incentive plan. These units vest in tranches, subject to the continued service of the recipients.

We record the expense for the first tranche of each award on a straight-line basis over the period beginning with the grant date of the awards and ending with the vesting date of the tranche. We record the expense for succeeding tranches over the period beginning with the vesting date of the previous tranche and ending with the vesting date of the tranche.

At each balance sheet date, we adjust the cumulative expense recorded using the estimated fair value of the awards at the balance sheet date. We calculate the fair value of the awards using the closing price of our common units on the New York Stock Exchange on the balance sheet date, adjusted to reflect the fact that the holders of the unvested units are not entitled to distributions during the vesting period. We estimate the impact of the lack of distribution rights during the vesting period using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth.

We report unvested units as liabilities on our consolidated balance sheets. When units vest and are issued, we record an increase to equity.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2014, a significant portion of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of the fixed-rate debt but do not impact its cash flows.

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2014, we had $922.0 million of outstanding borrowings under our Revolving Credit Facility at a rate of 1.98%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.2 million on the $922.0 million of outstanding borrowings on the Revolving Credit Facility at March 31, 2014.

Commodity Price and Credit Risk

Our operations are subject to certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, propane, and other products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract.

As is customary in the crude oil industry, we generally receive payment from customers for sale of crude oil on a monthly basis. As a result, receivables from individual customers in our crude oil logistics business are generally higher than the receivables from customers in our other segments.

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on product liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, as deemed appropriate. The principal counterparties associated with our operations at March 31, 2014 were retailers, resellers, energy marketers, producers, refiners, and dealers.

The natural gas liquids and crude oil industries are “margin-based” and “cost-plus” businesses in which gross profits depend on the differential of sales prices over supply costs. As a result, our profitability may be impacted by changes in wholesale prices of natural gas liquids and crude oil. When there are sudden and sharp increases in the wholesale cost of natural gas liquids and crude oil, we may not be able to pass on these increases to our customers through retail or wholesale prices. Natural gas liquids and crude oil are commodities and the price we pay for them can fluctuate significantly in response to supply or other market conditions. We have no control over supply or market conditions. In addition, the timing of cost increases can significantly affect our realized margins. Sudden and extended wholesale price increases could reduce our gross margins and could, if continued over an extended period of time, reduce demand by encouraging end users to conserve or convert to alternative energy sources.

We engage in derivative financial and other risk management transactions, including various types of forward contracts and financial derivatives, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions, and to help ensure the availability of product during periods of short supply. We attempt to balance our contractual portfolio by purchasing volumes when we have a matching purchase commitment from our wholesale and retail customers. We may experience net unbalanced positions from time to time. In addition to our ongoing policy to maintain a balanced position, for accounting purposes we are required, on an ongoing basis, to track and report the market value of our derivative portfolio.

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

Increase
(Decrease)
To Fair Value
Crude oil (crude oil logistics segment)	$(13,528)
Crude oil (water solutions segment)	(6,365)
Propane (liquids segment)	461
Other products (liquids segment)	2,410
Refined products (refined products segment)	5,690
Renewables (renewables segment)	1,776

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

Item 8.                   Financial Statements and Supplementary Data

Our consolidated financial statements beginning on page F-1 of this Annual Report, together with the report of Grant Thornton LLP, our independent registered public accounting firm, are incorporated by reference into this Item 8.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2014. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

Other than changes that have resulted or may result from our business combinations during the year ended March 31, 2014, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)—15(f) of the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We acquired Gavilon Energy on December 2, 2013, as described in Note 4 to our consolidated financial statements included in this Annual Report. At this time, we continue to evaluate the business and internal controls and processes of Gavilon Energy and are making various changes to its operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over this acquired business. Our evaluation and integration efforts related to those operations have continued into fiscal 2015.

Management’s Report on Internal Control Over Financial Reporting

The management of the Partnership and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework.

As permitted by SEC rules, we have excluded the businesses of Gavilon Energy from our evaluation of the effectiveness of internal control over financial reporting for the year ended March 31, 2014 due to their size and complexity and the limited time available to complete the evaluation. The operations excluded from our evaluation represent 31% of our total assets at March 31, 2014, 30% of our total revenues for the year ended March 31, 2014, and 10% of our operating income for the year ended March 31, 2014.

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective at March 31, 2014.

Our internal control over financial reporting at March 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in “Item 15 — Exhibits and Financial Statement Schedules” of this Annual Report.

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

The board of directors of our general partner currently has eleven members. The board of directors of our general partner has determined that Mr. Kneale, Mr. Cropper, and Mr. Guderian satisfy the New York Stock Exchange (“NYSE”) and SEC independence requirements. The NYSE does not require a listed publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner. In addition, we are not required to have a nominating and corporate governance committee.

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

•                  breadth of knowledge regarding our business and industry;

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

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	60	Chief Executive Officer and Director
Atanas H. Atanasov	41	Chief Financial Officer and Treasurer
James J. Burke	58	President, NGL Energy Partners and Director
Shawn W. Coady	52	President and Chief Operating Officer, Retail Division and Director
Todd M. Coady	56	Vice President, Administration
David C. Kehoe	55	Executive Vice President, NGL - Crude Logistics
Patrice A. Lemon	53	Senior Vice President, Accounting
Vincent J. Osterman	57	President, Eastern Retail Propane Operations and Director
Kevin C. Clement	55	Director
Carlin G. Conner	46	Director
Stephen L. Cropper	64	Director
Bryan K. Guderian	54	Director
James C. Kneale	62	Director
John T. Raymond	43	Director
Patrick Wade	44	Director

H. Michael Krimbill. Mr. Krimbill has served as our Chief Executive Officer since October 2010 and as a member of the board of directors of our general partner since its formation in September 2010. From February 2007 through September 2010, Mr. Krimbill managed private investments. Mr. Krimbill was the President and Chief Financial Officer of Energy Transfer Partners, L.P. from 2004 until his resignation in January 2007. Mr. Krimbill joined Heritage Propane Partners, L.P., the predecessor of Energy Transfer Partners, L.P., as Vice President and Chief Financial Officer in 1990. Mr. Krimbill was President of Heritage Propane Partners, L.P. from 1999 to 2000 and President and Chief Executive Officer of Heritage Propane Partners, L.P. from 2000 to 2005. Mr. Krimbill also served as a director of Energy Transfer Equity, the general partner of Energy Transfer Partners, L.P., from 2000 to January 2007. Mr. Krimbill is also currently a member of the board of directors of Pacific Commerce Bank.

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

Atanas H. Atanasov. Mr. Atanasov was appointed as our Chief Financial Officer in May 2013. Mr. Atanasov joined our management team in November 2011, and previously served as our Senior Vice President of Finance and Treasurer. Prior to joining NGL, Mr. Atanasov spent nine years at GE Capital, working in lending and leveraged equity. Prior to GE Capital, he was with The Williams Companies, Inc. Mr. Atanasov is a Certified Public Accountant and holds an M.B.A. from the University of Tulsa and a B.S. in Accounting from Oral Roberts University.

James J. Burke. Mr. Burke serves as the President of NGL Energy Partners and joined the board of directors of our general partner in 2012. Mr. Burke was one of High Sierra’s co-founders and served as Chairman of the High Sierra board and President and Chief Executive Officer of the High Sierra general partner since September 2010. From July 2004 to September 2010, Mr. Burke was the High Sierra general partner’s Managing Director. Mr. Burke, along with three other entrepreneurs, co-founded Petro Source Partners, LP, where he ran six business units throughout the United States and Canada for the company over a 17-year span. Prior to that, Mr. Burke served as Manager of Crude Oil Acquisitions at Asamera Oil (United States) Inc. from 1981 to 1984. Mr. Burke began his career as a Crude Oil Representative at Permian Corporation, where he worked from 1978 to 1981. Mr. Burke also serves as the Managing Director of Impact Energy Services, LLC. Mr. Burke received his B.S. from University of Colorado in 1978.

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

Dr. Coady brings valuable management and operational experience to the board. Dr. Coady has over 25 years of experience in the retail propane industry, and provides expertise in both acquisition and organic growth strategies. Dr. Coady also provides insight into developments and trends in the propane industry through his leadership roles in national and state propane gas associations.

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

David C. Kehoe. Mr. Kehoe serves as the Executive Vice President of the NGL — Crude Logistics segment. Mr. Kehoe joined our management team through our June 2012 merger with High Sierra. Mr. Kehoe has served on High Sierra’s management team since 2007. Prior to that, Mr. Kehoe held various leadership positions with Petro Source Partners, LP from 1989 to 2007.

Patrice A. Lemon. Ms. Lemon has served as our Senior Vice President of Accounting since May 2012. Ms. Lemon previously served several roles in accounting and SEC reporting with Energy Transfer Partners, L.P. and Heritage Propane Partners, L.P. from March 2001 through May 2012. In March 2001, Ms. Lemon joined Heritage Propane Partners, L.P., the predecessor of Energy Transfer Partners, L.P., as the Manager of Financial Reporting. Ms. Lemon’s most recent role prior to joining NGL was the Director of Financial Reporting and Controller with Heritage Propane Partners, L.P. For ten years prior to joining Heritage Propane Partners, L.P., Ms. Lemon worked as an audit manager for a regional public accounting firm in Montana. Ms. Lemon received a B.A. in Accounting from Carroll College of Helena, Montana.

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

Kevin C. Clement. Mr. Clement joined the board of directors of our general partner in November 2011. Mr. Clement has served as the President of SemStream L.P., which is a wholly-owned subsidiary of SemGroup Corporation, since 2009. SemGroup Corporation has been an affiliate of NGL Energy Partners LP and its general partner since November 2011. Mr. Clement previously served as President and Chief Operating Officer of SemMaterials, which is also a wholly-owned subsidiary of SemGroup Corporation, from 2008 to 2010 and also previously served SemMaterials as Vice President of residual fuel from 2006 to 2008 and Vice President of asphalt supply and marketing from 2005 to 2006. Mr. Clement’s 31 years of experience in the energy industry includes officer positions over 24 years at Koch Industries while leading business unit divisions of NGL trading, United States refined products, asphalt and residual fuels. He is a graduate of Wichita State University’s W. Frank Barton School of Business with a B.A. in Marketing.

Mr. Clement brings substantial executive and operational experience to the board. With his 31 years of experience in the energy industry and his familiarity with our midstream operations, Mr. Clement provides valuable insight into our business.

Carlin G. Conner. Mr. Conner joined the board of directors of our general partner in April 2014. Mr. Conner serves as President and Chief Executive Officer of SemGroup Corporation and Rose Rock Midstream GP, LLC. Mr. Conner previously served as managing director of Oiltanking GmbH, an independent worldwide storage provider of crude oil, refined petroleum products, liquid chemicals and gases, since 2012. Mr. Conner has served as a member of the board of directors of the general partner of Oiltanking Partners, L.P., a publicly traded master limited partnership engaged in independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“Oiltanking Partners”), since March 2011 and was elected chairman in July 2011 in connection with the completion of the initial public offering of Oiltanking Partners. Mr. Conner also served as President and Chief Executive Officer of Oiltanking Partner’s general partner from March 2011 to November 2012, and as President and Chief Executive Officer of Oiltanking Holding Americas, Inc., a wholly-owned subsidiary of Oiltanking GmbH, from July 2006 to November 2012. Previously, from 2003 to 2006, he worked at Oiltanking GmbH corporate headquarters in Hamburg, Germany, where he was responsible for international business development and was on the boards of several Oiltanking GmbH ventures. He joined Oiltanking Houston, L.P. in 2000. He began his career at GATX Terminals Corporation in various roles including operations and commercial management. Mr. Conner has more than 23 years of experience in the midstream industry.

Mr. Conner provides the Board more than 23 years of experience in the midstream industry and executive level experience gained through his services with Oiltanking GmbH and its affiliates. He also has substantial board experience related to management and oversight of a midstream publicly traded master limited partnership. His industry knowledge and board experience allow him to be a valuable contributor to the Board.

Stephen L. Cropper. Mr. Cropper joined the board of directors of our general partner in June 2011. Mr. Cropper held various positions during his 25-year career at The Williams Companies, Inc., including serving as the President and Chief Executive Officer of Williams Energy Services, a Williams operating unit involved in various energy-related businesses, until his retirement in 1998. Mr. Cropper served as a director of Energy Transfer Partners L.P. from 2000 through 2005. Since Mr. Cropper’s retirement from The Williams Companies, Inc. in 1998, he has been a consultant and private investor and also served as a director of Sunoco Logistics Partners, L.P., NRG Energy, Inc., and Berry Petroleum Company.

Mr. Cropper brings substantial experience in the energy business and in the marketing of energy products to the board. With his significant management and governance experience, Mr. Cropper provides important skills in identifying, assessing and addressing various business issues. As a director for other public companies, Mr. Cropper also provides cross board experience.

Bryan K. Guderian. Mr. Guderian joined the board of directors of our general partner in May 2012. Mr. Guderian has served as Senior Vice President of Operations of WPX Energy, Inc. since August 2011. Mr. Guderian previously served as Vice President of the Exploration & Production unit of The Williams Companies, Inc. from 1998 until August 2011, where he had responsibility for overseeing international operations. Mr. Guderian has served as a director of Apco Oil & Gas International Inc., since 2002 and as a director of Petrolera Entre Lomas S.A. since 2003.

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

John T. Raymond. Mr. Raymond joined the board of directors of our general partner in August 2013. Mr. Raymond is the Founder and Majority Owner of The Energy & Minerals Group of which he has been a Managing Partner and the Chief Executive Officer since its September 2006 inception. Mr. Raymond has held executive leadership positions with various energy companies, including President and Chief Executive Officer of Plains Resources Inc. (the predecessor entity of Vulcan Energy Corporation), President and Chief Operating Officer of Plains Exploration and Production Company and was a Director of Plains All American Pipeline, LP.

Mr. Raymond is also currently a director of American Energy Ohio Holdings, LLC, Ferus Inc., Ferus Natural Gas Fuels Inc., Iron Ore Holdings, Lighthouse Oil & Gas GP, LLC, MarkWest Utica EMG, LLC, Medallion Midstream, LLC, Plains All American GP LLC and Tallgrass MLP GP LLC. Mr. Raymond manages various private investments through personally held Lynx Holdings,

LLC. Mr. Raymond received a B.S.M. from the A.B. Freeman School of Business at Tulane University with dual concentrations in finance and accounting and currently sits on the Board of the Business School Council.

Patrick Wade. Mr. Wade has served as a member of the High Sierra board since November 2008 and a member of the board of directors of our general partner since 2012. Mr. Wade has twenty years of experience in the energy sector. In 2002, Mr. Wade co-founded Tiger Midstream Investments, a natural gas midstream development and investment company that was involved primarily in the United States Rockies. From 2005 to 2007, Mr. Wade was a Managing Director at Bear Energy LP, responsible for investments in natural gas midstream infrastructure, as well as contracting for a diverse portfolio of natural gas storage capacity. In 2008, Mr. Wade joined The Energy & Minerals Group (“EMG”), as a Managing Director in the Houston office. EMG is the management company for a series of specialized private equity funds.  EMG focuses on investing across various facets of the global natural resource industry including the upstream and midstream segments of the energy complex.  EMG has approximately $13.3 billion of regulatory assets under management (RAUM) and approximately $6.1 billion in commitments have been allocated across the energy sector since inception. EMG is the managing partner of EMG NGL HC LLC. Mr. Wade’s primary focus is making direct investments across the natural resources industry. In addition, Mr. Wade serves on the board of directors of Medallion Midstream, L.L.C. and Ferus Inc. Mr. Wade received his Bachelor’s degree from the University of Oklahoma in 1991 and his M.B.A. from the Jesse H. Jones School of Management at Rice University in 1995.

Mr. Wade brings extensive financial and industry experience to the board. With almost 20 years of experience in the energy sector, Mr. Wade provides valuable insight into our business.

Director Appointment Rights

The Limited Liability Company Agreement of NGL Energy Holdings LLC grants certain parties the right to designate a specified number of persons to serve on the board of directors. SemGroup Corporation has the right to designate two persons to serve on the board of directors, and has designated Carlin G. Conner and Kevin C. Clement. EMG NGL HC LLC has the right to designate two persons to serve on the board of directors, and has designated John Raymond and Patrick Wade. The Coady Group (which consists of certain entities controlled by Shawn W. Coady and Todd M. Coady) and the IEP Parties (which consists of certain entities controlled by H. Michael Krimbill, Bradley K. Atkinson, and another investor who is not a member of management of the Partnership) each have the right to designate one person to serve on the board of directors. The Coady Group has designated Shawn W. Coady and the IEP Parties have designated H. Michael Krimbill.

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

The board of directors and its committees regularly review material operational, financial, compensation and compliance risks with senior management. In particular, the audit committee is responsible for risk oversight with respect to financial and compliance risks and risks relating to our audit and independent registered public accounting firm.  Our compensation committee considers risk in connection with its design and evaluation of compensation programs for our senior management. Each committee regularly reports to the board of directors.

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

Mr. Cropper, Mr. Guderian, and Mr. Kneale currently serve on the audit committee, and Mr. Kneale serves as the chairman. The board of directors of our general partner has determined that Mr. Kneale, an independent director, is as an “audit committee financial expert” as defined under SEC rules and that each member of the audit committee is financially literate. In compliance with the requirements of the NYSE, all of the members of the audit committee are independent directors, as defined in the applicable NYSE rules.

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

Mr. Conner, Mr. Cropper, and Mr. Kneale currently serve on the compensation committee. Mr. Cropper serves as the chairman. The board of directors has determined that Mr. Cropper and Mr. Kneale are independent directors under applicable NYSE and Exchange Act rules.  The NYSE does not require a listed publicly-traded limited partnership to have a compensation committee consisting entirely of independent directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations by our directors and officers, we believe that all reporting obligations of our general partner’s directors and officers and our greater than 10% unitholders under Section 16(a) were satisfied during the year ended March 31, 2014, except as described in the paragraph below.

SemStream, L.P., a wholly-owned subsidiary of SemGroup Corporation, transferred common units to SemGroup Corporation on June 6, 2013 and reported this on Form 4 on June 10, 2013. EMG NGL HC LLC sold common units on June 6, 2013 and reported this on Form 4 on June 10, 2013. On July 1, 2013, certain restricted common units that were granted pursuant to an incentive compensation plan vested. Upon vesting of these common units, certain officers elected to have the Partnership withhold a portion of the common units, in return for which the Partnership remitted withholding payments to taxing authorities on the officers’ behalf. The resultant changes in ownership of common units for Patrice A. Lemon, Atanas H. Atanasov, James J. Burke, Shawn W. Coady, Todd M. Coady, Jeffrey A. Herbers, and David C. Kehoe were reported on Form 4 on July 30, 2013. Atanas H. Atanasov received a grant of restricted common units pursuant to an incentive compensation plan on July 16, 2013, and reported this on Form 4 on July 30, 2013.

Corporate Governance

The board of directors of our general partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, or Code of Ethics, that applies to the chief executive officer, chief financial officer, chief accounting officer, controller and all other senior financial and accounting officers of our general partner. Amendments to or waivers from the Code of Ethics will be disclosed on our website. The board of directors of our general partner has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and a Code of Business Conduct and Ethics that applies to the directors, officers and employees of our general partner and the Partnership.

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

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the audit committee and/or the board of directors of our general partner, our independent directors meet in an executive session without participation by management or non-independent directors. Mr. Kneale presides over these executive sessions.

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

Item 11.            Executive Compensation

Compensation Discussion and Analysis

The year “2014” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2014.

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

Our “named executive officers” for fiscal 2014 were:

•                  H. Michael Krimbill — Chief Executive Officer

•                  Atanas H. Atanasov — Chief Financial Officer and Treasurer

•                  James J. Burke — President

•                  Shawn W. Coady — President and Chief Operating Officer, Retail Division

•                  David C. Kehoe — Executive Vice President, NGL Crude Logistics

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

Factors Enhancing Alignment with Unitholder Interests

•                  Majority of officer pay is incentive compensation at risk based on annual financial performance and growth in unitholder value

•                  Equity-based incentives are the largest single component of officer compensation

•                  50% of officers’ equity awards subject to achievement of above-median total unitholder return relative to our performance peer group

•                  No excise tax gross-ups

•                  Compensation committee engages an independent compensation adviser

Compensation Setting Process

Our compensation program for our named executive officers supports our philosophy of pay-for-performance.

•                  Role of Management: Our Chief Executive Officer also provides periodic recommendations to the compensation committee and the board of directors regarding the compensation of our other named executive officers.

•                  Role of the Compensation Committee’s Consultant: In carrying out its responsibilities for establishing, implementing and monitoring the effectiveness of our executive compensation philosophy, plans and programs, our compensation committee has the authority to engage outside experts to assist in its deliberations. During fiscal 2014, the compensation committee received compensation advice and data from Pearl Meyer & Partners (“PM&P”).  PM&P conducted a competitive review of the principal components of compensation for our executives, including our Named Executive Officers.  PM&P also provided input on peer group selection (compensation and performance peers), and short and long-term incentive plan design.  The compensation committee reviewed the services provided by PM&P and determined that they are independent in providing executive compensation consulting services.  In making this determination, the compensation committee noted that during fiscal 2014:

•                  PM&P did not provide any services to the Company or management other than compensation consulting services requested by or with the approval of the compensation committee;

•                  PM&P does not provide, directly or indirectly through affiliates, any non-compensation services such as pension consulting or human resource outsourcing;

•                  PM&P maintains a conflicts policy, which was provided to the compensation committee with specific policies and procedures designed to ensure independence;

•                  Fees paid to PM&P by NGL Energy Partners during fiscal 2014 were less than 1% of PM&P’s total revenue;

•                  None of the PM&P consultants working on Company matters had any business or personal relationship with compensation committee members;

•                  None of the PM&P consultants working on Company matters (or any consultants at PM&P) had any business or personal relationship with any executive officer of the Company; and

•                  None of the PM&P consultants working on Company matters own Company stock.

The compensation committee continues to monitor the independence of its compensation consultant on a periodic basis. The compensation committee is considering the recommendations provided by PM&P and is in the process of designing the fiscal 2015 compensation program.

Elements of Executive Compensation

As part of our pay-for-performance approach to executive compensation, the compensation of our executive officers includes a significant component of incentive compensation based on our performance. We use three primary elements of compensation in our executive compensation program:

Objective Supported
Element	Primary Purpose	How Amount Determined	Attract & Retain	Motivate & Pay for Performance	Unitholder Alignment
Base Salary	• Fixed income to compensate executive officers for their level of responsibility, expertise and experience	• Based on competition in the marketplace for executive talent and abilities	X
Cash Bonus Awards	• Rewards achievement of specific annual financial and operational performance goals • Recognizes individual contributions to our performance	• Based on the named executive officer’s relative contribution to achieving or exceeding annual goals	X	X	X
Long-Term Equity Incentive Awards

•      Motivates and rewards the achievement of long-term performance goals, including increasing the market price of our common units and the quarterly distributions to our unitholders

•      Provides a forfeitable long-term incentive to encourage executive retention

		• Based on the named executive officer’s expected contribution to long-term performance goals	X	X	X

Base Salary

The compensation committee periodically reviews the base salaries of our named executive officers and may recommend adjustments as necessary. We do not make automatic annual adjustments to base salary.

•                  Mr. Krimbill’s base salary of $120,000 was originally determined as part of the negotiations for our formation transactions. In setting the base salaries, the parties considered various factors, including the compensation needed to attract or retain the officers, the historical compensation of the officers, and each officer’s expected individual contribution to our performance. At the request of Mr. Krimbill, the parties agreed that he should receive a lower base salary than our other executive officers at the time because, as our Chief Executive Officer, a significant portion of his compensation should be performance-based, to further align his interests with the interests of our unitholders. In February 2012, the base salary of Mr. Krimbill was reduced to $60,000, based on our operating and financial performance as a result of an unusually warm winter. The base salary of Mr. Krimbill was restored to $120,000 effective November 12, 2012.

•                  Mr. Atanasov’s base salary of $195,000 was negotiated prior to his joining our management team in November 2011. The base salary of Mr. Atanasov was increased in July 2013 to $250,000.

•                  Mr. Burke and Mr. Kehoe’s base salaries, which became effective on June 19, 2012 when they joined our management team upon completion of our merger with High Sierra, were $353,000 and $293,000, respectively. The base salaries of Mr. Burke and Mr. Kehoe were increased in July 2013 to $375,000 and $340,000, respectively.

•                  Dr. Coady’s base salary of $300,000 was determined as part of the negotiations for our formation transactions. In February 2012, the base salary of Dr. Coady was reduced to $200,000 based on our operating and financial performance as a result of an unusually warm winter. The base salary of Dr. Coady was restored to $300,000 effective November 12, 2012.

Cash Bonus Awards

Neither the compensation committee nor the Board of Directors has yet approved bonuses to be paid to the named executive officers based on performance during fiscal 2014. For fiscal 2014, none of the named executive officers was subject to a formal bonus plan, and therefore annual bonus awards for fiscal 2014 performance, if any, would be discretionary.

During fiscal 2014, bonuses were paid to the named executive officers. These bonuses were approved by the Board of Directors in fiscal 2014 at the recommendation of the compensation committee, which determined the bonus amounts using recommendations provided by the Chief Executive Officer. The bonus amounts were determined based on the contributions of the individuals since the time they joined the Partnership through the date of the bonus and based on expectations of future performance. The amounts of these bonuses were as follows:

Atanas H. Atanasov	195,000
James J. Burke	450,000
Shawn W. Coady	200,000
David C. Kehoe	425,000

Also during fiscal 2014, the compensation committee approved a bonus of $475,000 to be paid to H. Michael Krimbill. The bonus amount was determined based on the contributions of Mr. Krimbill since the time the Partnership was formed through the date of the bonus and based on expectations of future performance.

The cash bonus program for fiscal 2015 is still under development, as further described in the “Fiscal 2015 Compensation Program” section below.

Long-Term Equity Incentive Awards

In May 2011, our general partner adopted the NGL Energy Partners LP 2011 Long-Term Incentive Plan (the “LTIP”) for the employees and directors of our general partner who perform services for us. The LTIP authorizes the grant of restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards.

On June 27 2013, Mr. Atanasov was granted 10,000 restricted units in recognition of his increased responsibilities.  The restricted units will vest in five equal annual installments, the first of which vests on July 1, 2014, subject to the continued service of Mr. Atanasov. The awards may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period.

Previously, the compensation committee granted awards of restricted units to certain of our named executive officers during fiscal year 2013. Initial grants under the LTIP were awarded in June 2012 upon formation of the award program. Additional grants were awarded in December 2012, primarily for officers and employees who joined the Partnership in the merger with High Sierra.  The fiscal year 2013 awards were designed to incentivize retention and to enhance unitholder alignment by rewarding the officer if the value of common units increases over time. These awards vest in tranches, subject to the continued service of the recipient. The awards may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period.

The long-term equity incentive award program for fiscal 2015 is still under development, as further described in the “Competitive Review and Fiscal 2015 Compensation Program” section below.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers. The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so.

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

Competitive Review and Fiscal 2015 Compensation Program

During fiscal 2014, PM&P conducted a competitive review of our executive compensation program and provided input to the compensation committee regarding competitive compensation levels and compensation program design. In order to provide guidance to the compensation committee regarding competitive rates of compensation, PM&P collected pay data from the following sources:

•                  Compensation surveys including data from published compensation surveys representative of other energy industry and broader general industry companies with revenues of between $1 billion and $6 billion; and

•                  Peer group data including pay data from 10-K and proxy filings for a group of 20 publicly-traded midstream oil & gas partnerships of similar size and scope to us.

Compensation Peer Group Companies

AmeriGas Partners LP	Enbridge Energy Partners, L.P.	Crosstex Energy LP
Ferrellgas Partners LP	NuStar Energy L.P.	DCP Midstream Partners LP
Star Gas Partners, L.P.	Targa Resources Partners LP	Martin Midstream Partners LP
Suburban Propane Partners, L.P.	Buckeye Partners, L.P.	Regency Energy Partners LP
ONEOK Partners, L.P.	Genesis Energy LP	Boardwalk Pipeline Partners, LP
Kinder Morgan Energy Partners, L.P.	Crestwood Midstream Partners LP	Western Gas Partners LP
Williams Partners L.P.	Magellan Midstream Partners LP

PM&P defines “market” as the combination of survey data and peer group data.  The compensation committee is considering the recommendations provided by PM&P and is in the process of designing the fiscal 2015 compensation program.

Employment Agreements

We do not have employment agreements with any of our named executive officers.

Deductibility of Compensation

We believe that the compensation paid to the named executive officers is generally fully deductible for federal income tax purposes. We are a limited partnership and we do not meet the definition of a “corporation” subject to deduction limitations under Section 162(m) of the Code. Nonetheless, the taxable compensation paid to each of our named executive officers in calendar 2013 was less than the Section 162(m) threshold of $1,000,000. Although the value of the restricted units granted during fiscal 2014 are reflected in the Summary Compensation Table below, the grant is subject to vesting conditions. The vesting of the award is a taxable event, but the granting of the award is not.

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
Carlin G. Conner
James C. Kneale

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

Compensation Committee Interlocks and Insider Participation

Dr. Coady is a member of the board of directors and an executive officer of our general partner, and his brother, Mr. Coady, is an executive officer of our general partner. Dr. Coady and Mr. Coady also serve as officers and directors of HOH, a family owned company. Both Dr. Coady and Mr. Coady participate in the compensation setting process of the HOH board of directors.

Summary Compensation Table for 2014

The following table includes the compensation earned by our named executive officers for fiscal years 2012-2014.

				Restricted	All Other
				Unit	Compensation
	Fiscal	Salary	Bonus (1)	Awards (2)	(3)	Total
Name and Position	Year	($)	($)	($)	($)	($)

H. Michael Krimbill	2014	117,693	475,000	—	6,493	599,186
Chief Executive Officer	2013	82,849	—	—	2,492	85,341
	2012	110,769	—	—	2,700	113,469

Atanas H. Atanasov (4)	2014	232,500	195,000	259,696	7,038	694,234
Chief Financial Officer	2013	195,000	—	743,440	2,738	941,178

James J. Burke (5)	2014	367,385	450,000	—	24,651	842,036
President	2013	275,630	—	836,400	13,015	1,125,045

Shawn W. Coady	2014	300,000	200,000	—	19,630	519,630
President and Chief Operating Officer, Retail Division	2013 2012	238,462 285,587	— —	613,700 —	17,730 20,950	869,892 306,537

David C. Kehoe (5)	2014	323,731	425,000	—	15,932	764,663
Executive Vice President, NGL Crude Logistics	2013	228,781	—	836,400	13,490	1,078,671

(1)                     Amounts for fiscal 2014 include discretionary bonuses paid in 2014 based on contributions of the individuals since the time they joined the Partnership through the date of the bonus and based on expectations of future performance. Amounts payable based on fiscal 2014 performance, if any, have not yet been determined, but are expected to be determined during the first or second quarters of fiscal 2015.

(2)                     The fair values of the restricted units shown in the table above were calculated based on the closing market prices of our limited partner units on the grant dates, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution prior to the grant date and assumptions that a market participant might make about future distribution growth. This calculation of fair value is consistent with the provisions of ASC 718.

(3)                     The amounts in this column include matching contributions to our 401(k) plan. Amounts for Mr. Burke and Mr. Kehoe each include $8,124 for club memberships. The fiscal 2014 amount for Mr. Burke includes $9,000 for a car allowance. Amounts in this column for Dr. Coady include matching contributions to our 401(k) plan of $8,750 for fiscal 2014. Amounts in this column for Dr. Coady also include the incremental cost of the use of a company car, including depreciation, maintenance, insurance, and fuel, of $10,880 for fiscal 2014.

(4)                     Mr. Atanasov was not a named executive officer prior to fiscal 2013.

(5)                     Mr. Burke and Mr. Kehoe joined our management team upon completion of our merger with High Sierra on June 19, 2012.

Restricted Unit Awards

During fiscal 2014, the board of directors granted an award of restricted units to Mr. Atanasov. The restricted units will vest in tranches, subject to his continued service. The restricted units may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period.

2014 Grants of Plan Based Awards Table

The number of restricted units granted to our named executive officers, and their grant date fair value, are summarized below:

Grant Date Fair Value
		Total Number of	of Restricted Units
	Grant	Restricted Units	Awarded
Name	Date	Awarded	($)
H. Michael Krimbill	n/a	—	—
Atanas H. Atanasov	June 27, 2013	10,000	259,696
James J. Burke	n/a	—	—
Shawn W. Coady	n/a	—	—
David C. Kehoe	n/a	—	—

The fair value of the restricted units shown in the table above were calculated based on the closing market price of our limited partner units on the grant date, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution at the grant date and assumptions that a market participant might make about future distribution growth.

We record in our consolidated financial statements the expense for each tranche on a straight-line basis over the period beginning with the vesting of the previous tranche and ending with the vesting of the tranche. We adjust the cumulative expense recorded through each reporting date using the estimated fair value of the awards at the reporting date.

Outstanding Equity Awards as of March 31, 2014

The number of unvested restricted units outstanding at March 31, 2014, and their fair values at March 31, 2014, are summarized below:

		Fair Value of Unvested
	Number of Restricted Units	Restricted Units
	That Have Not Yet Vested	as of March 31, 2014
Name	at March 31, 2014	($)
H. Michael Krimbill	—	—
Atanas H. Atanasov	32,000	1,200,960
James J. Burke	40,000	1,501,200
Shawn W. Coady	10,000	375,300
David C. Kehoe	40,000	1,501,200

The fair values of the restricted units shown in the table above were calculated based on the closing market price of our limited partner units at March 31, 2014 of $37.53. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.

2014 Option Exercises and Stock Vested

On July 1, 2013, certain of the restricted units granted vested. The value of the awards on the vesting date shown in the table below was calculated based of the closing market price of $30.49 per unit on the vesting date.

	Number of Units Acquired	Value Realized on Vesting
Name	on Vesting	($)
H. Michael Krimbill	—	—
Atanas H. Atanasov	10,000	304,900
James J. Burke	10,000	304,900
Shawn W. Coady	10,000	304,900
David C. Kehoe	10,000	304,900

Upon vesting, certain of the named executive officers elected for us to remit payments to taxing authorities in lieu of issuing units. Mr. Atanasov elected to have 3,260 units withheld, Mr. Burke elected to have 3,181 units withheld, Dr. Coady elected to have 4,235 units withheld, and Mr. Kehoe elected to have 3,184 units withheld for this purpose.

Subsequent to vesting, these individuals received distributions of $1.54 on each of the vested units during the fiscal year ended March 31, 2014.

Potential Payments upon Termination or Change in Control

We do not provide any severance or change of control benefits to our executive officers. The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards as of March 31, 2014” table above.

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

Director Compensation for Fiscal 2014

The following table sets forth the compensation earned during fiscal 2014 by each director who is not an officer or employee of our general partner:

	Fees Earned or	Restricted Unit
	Paid in Cash	Awards	Total
Name	($)	($)	($)
Stephen L. Cropper	65,000	—	65,000
Bryan K. Guderian	65,000	—	65,000
James C. Kneale	70,000	—	70,000

These directors did not receive any equity grants under the LTIP during fiscal 2014. During fiscal 2013, each of these directors received a grant of unvested units under the LTIP. These units vest in tranches, contingent on the continued service of the directors. During fiscal 2014, a tranche of 5,000 units vested for each director. Subsequent to the vesting, these individuals received distributions of $1.54 on each of the vested units.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership, as of May 23, 2014 of our units by:

•                  each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding units;

•                  each director of our general partner;

•                  each named executive officer of our general partner; and

•                  all directors and executive officers of our general partner as a group.

					Percentage of
					Total Common
				Percentage of	and
	Common	Percentage of	Subordinated	Subordinated	Subordinated
	Units	Common Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Beneficial Owners	Owned	Owned (1)	Owned	Owned (1)	Owned (1)
5% or greater unitholders (other than officers and directors):
SemGroup Corporation (2)	9,133,409	12.23%	—	—	11.33%
Oppenheimer Funds, Inc. (3)	8,559,178	11.46%	—	—	10.62%
Goldman Sachs Asset Management, L.P. (4)	4,938,229	6.61%	—	—	6.12%
Directors and officers:
Atanas H. Atanasov (5)	43,908	*	—	—	*
James J. Burke (6)	308,259	*	—	—	*
Kevin C. Clement	5,000	*	—	—	*
Shawn W. Coady (7)	1,326,370	1.78%	1,125,351	19.01%	3.04%
Carlin G. Conner	—	—	—	—	—
Stephen L. Cropper	25,000	*	—	—	*
Bryan K. Guderian	20,000	*	—	—	*
David C. Kehoe (8)	315,823	*	—	—	*
James C. Kneale (9)	17,500	*	—	—	*
H. Michael Krimbill (10)	970,557	1.30%	497,846	8.41%	1.82%
Vincent J. Osterman (11)	3,955,437	5.29%	—	—	4.94%
Patrick Wade	—	—	—	—	—
John T. Raymond (12)	2,176,634	2.91%	—	—	2.70%

All directors and executive officers as a group (15 persons) (13)	10,491,438	14.04%	2,747,198	46.41%	16.45%

* Less than 1.0%

(1)                     Based on 74,706,160 common units and 5,919,346 subordinated units outstanding at May 23, 2014.

(2)                     The mailing address for SemGroup Corporation is 6120 S. Yale Avenue, Suite 700, Tulsa, OK 74136. Carlin G. Conner, a member of the board of directors of our general partner, serves as President and Chief Executive Officer, and as a Director of SemGroup Corporation. Kevin C. Clement, a member of the board of directors of our general partner, serves as President of SemStream, L.P. and SemGas, L.P., each a subsidiary of SemGroup

Corporation. Each of Messrs. Conner and Clement disclaims beneficial ownership of these common units. SemGroup Corporation also owns an 11.78% interest in our general partner. The information related to SemGroup Corporation, including the number of common units held, is based upon its Form 4 filed with the SEC on June 10, 2013.

(3)                     The mailing address for OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281. OppenheimerFunds, Inc. reported shared voting and dispositive power with respect to all common units beneficially owned. The information related to OppenheimerFunds, Inc. is based on OppenheimerFunds, Inc.’s Form 13G filed with the SEC on April 10, 2014.

(4)                     The mailing address for Goldman Sachs Asset Management, L.P. is 200 West Street, New York, NY 10282. Goldman Sachs Asset Management, L.P. reported shared voting and dispositive power with respect to all common units beneficially owned. The information related to Goldman Sachs Asset Management, L.P. is based on Goldman Sachs Asset Management, L.P.’s Form 13G filed with the SEC on February 13, 2014.

(5)                     Atanas H. Atanasov also owns a 0.40% interest in our general partner.

(6)                     Impact Development, LLC owns 33,872 of these common units. Impact Development, LLC is solely owned by James J. Burke, who may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Impact Development, LLC also owns a 2.87% interest in our general partner.

(7)                     Shawn W. Coady owns 21,330 of these common units. SWC Family Partnership LP owns 1,195,040 of these common units and 1,125,351 of these subordinated units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Shawn W. Coady is the sole partner. Shawn W. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 110,000 of these common units. Shawn W. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Shawn W. Coady also owns a 12.27% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.

(8)                     David C. Kehoe also owns a 0.75% interest in our general partner through DCK GP, LLC, of which he owns 100% of the membership interests.

(9)                     Of these common units, 12,500 are owned by the Suzanne and Jim Kneale Living Trust.

(10)              Krim2010, LLC owns 407,002 of these common units and all of these subordinated units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. H. Michael Krimbill exercises the sole voting and investment power for Krimbill Enterprises LP. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns a 14.81% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units.

(11)              Vincent J. Osterman owns 30,000 of these common units. The remaining common units are owned by AO Energy, Inc. (110,587 common units), E. Osterman, Inc. (394,350 common units), E. Osterman Gas Services, Inc. (301,700 common units), E. Osterman Propane, Inc. (669,300 common units), Milford Propane, Inc. (559,784 common units), Osterman Family Foundation (192,816 common units), Osterman Propane, Inc. (1,445,850 common units), Propane Gas, Inc. (36,450 common units) and Saveway Propane Gas Service, Inc. (214,600 common units). Each of these holding entities may be deemed to have sole voting and investment power over its own common units and Propane Gas, LLC, as sole shareholder of Propane Gas, Inc., may be deemed to have sole voting and investment power over those common units. Vincent J. Osterman is a director, executive officer and shareholder or member of each of these entities and may be deemed to have sole voting and investment power over 729,300 common units and shared voting and investment power (with his father, Ernest Osterman) over 3,281,137 common units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. Vincent J. Osterman also owns a 0.75% interest in our general partner through VE Properties XI LLC.

(12)              EMG NGL HC, LLC owns all of these common units. John T. Raymond is the Chief Executive Officer and Managing Partner of NGP MR GP, LLC, the general partner of NGP MR, LP, the general partner of NGP Midstream & Resources, LLC, a member holding a majority interest in EMG NGL HC, LLC. John T. Raymond may be deemed to have shared voting and investment power over these units, but disdains beneficial ownership except to the extent of his pecuniary interest therein. EMG I NGL GP Holdings, LLC, an affiliate of EMG NGL HC, LLC, owns a 6.73% interest in our general partner. EMG II NGL GP Holdings, LLC, an affiliate of EMG NGL HC, LLC, owns a 5.36% interest in our general partner.

(13)              The directors and executive officers of our general partner also collectively own a 68.00% interest in our general partner.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our general partner listed above is 6120 South Yale Avenue, Suite 805, Tulsa, OK 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information regarding the securities that may be issued under the NGL Energy Partners LP Long-Term Incentive Plan, or the LTIP, at March 31, 2014.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-average	Future Issuances Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders(2)	1,311,100	—	6,169,869
Total	1,311,100	—	6,169,869

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

(2)                     Our general partner adopted the LTIP in connection with the completion of our initial public offering (“IPO”) in May 2011. The adoption of the LTIP did not require the approval of our unitholders.

Item 13.            Certain Relationships and Related Transactions and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 33,122,254 common units and 2,747,198 subordinated units, representing an aggregate 44.52% limited partner interest in us. In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses. Our general partner determines the amount of these expenses. In addition, our general partner owns the 0.1% general partner interest and all of the IDRs. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement.

The following table summarizes the distributions and payments made by us to the NGL Energy GP Investor Group and our general partner and its affiliates in connection with our formation and to be made by us to our directors, officers, and greater than 5% owners and our general partner in connection with our ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities before our IPO and, consequently, are not the result of arm’s length negotiations.

Formation Stage

The consideration received by the NGL Energy LP Investor Group and our general partner and its affiliates prior to or in connection with our IPO	• 5,014,222 common units; (4,839,222 common units after giving effect to the redemption) • 5,919,346 subordinated units; • a 0.1% general partner interest; and • the IDRs.

Operation Stage

Distributions of available cash to our directors, officers, and greater than 5% owners and our general partner

We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, officers, and greater than 5% owners as the holders of an aggregate 33,122,254 common units and 2,747,198 subordinated units, and 0.1% to our general partner. In addition, when distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of $0.1 million on its general partner interest and our directors, officers, and greater than 5% owners would receive an aggregate annual distribution of $48.5 million on their common and subordinated units.

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

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its general partner interest and its IDRs will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, our partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Related Party Transactions

SemGroup Corporation

SemGroup Corporation (“SemGroup”) holds ownership interests in us and in our general partner, and has the right to appoint two members to the board of directors of our general partner. We sell product to and purchase product from affiliates of SemGroup. These transactions are included within revenues and cost of sales in our consolidated statements of operations. The transactions with SemGroup are summarized below for the year ended March 31, 2014 (in thousands):

Sales to SemGroup	$306,780
Purchases from SemGroup	445,951

WPX Energy, Inc.

Bryan Guderian is a member of our board of directors and an executive officer of WPX Energy, Inc. (“WPX”). Since our December 2013 acquisition of Gavilon Energy, we (through the prior Gavilon Energy operations) have purchased crude oil and natural gas from and sold crude oil and natural gas to WPX. These transactions are recorded within revenues and cost of sales in our consolidated statement of operations. The relationship between Gavilon Energy and WPX preceded our acquisition of Gavilon Energy.  These transactions were entered into in the ordinary course of business and in accordance with our normal procedures for purchases and sales of crude oil and natural gas. The transactions with WPX are summarized below for the year ended March 31, 2014 (in thousands):

Sales to WPX	$101,303
Purchases from WPX	157,729

Other Transactions

Subsequent to our merger with High Sierra, we purchased goods and services from several entities that are partially owned by Mr. Burke, Mr. Kehoe and by other members of management. These transactions are summarized below for the year ended March 31, 2014:

			Mr. Kehoe’s	Mr. Burke’s
	Nature of	Amount	Ownership Interest	Ownership Interest
Entity	Purchases	Purchased	in Entity	in Entity
		(in thousands)
Cowhouse Partners, L.L.C.	Terminaling services and transportation services	$605	27.5%	—
Impact Energy Services LLC	Condensate purchases	191	—	50%
Petro Source Consulting, LLC	Equipment	170	100%	—
Fluid Services, LLC	Crude oil purchases and transportation services	1,097	20%	—

Subsequent to our merger with High Sierra, we provided goods and services to an entity that is partially owned by Mr. Burke. These transactions are summarized below for the year ended March 31, 2014:

			Mr. Burke’s
	Nature of	Revenues	Ownership Interest
Entity	Services	Generated	in Entity
		(in thousands)
Impact Energy Services LLC	Condensate sales	$525	50%

We rent office space from VE III LLC and VE Properties V, which are entities that are owned by Vincent J. Osterman and his father. We paid rent of $142,784 during the year ended March 31, 2014 to these entities.

We purchase vehicles from Hicks Motor Sales, which is an entity owned by Shawn W. Coady and Todd M. Coady. We paid $696,900 during the year ended March 31, 2014 to this entity for vehicle purchases.

Todd Coady, an executive officer of the Partnership, is the brother of Shawn Coady, who also is an executive officer of the Partnership and a member of the board of directors. Todd Coady’s annual base compensation was $200,000 until July 1, 2013, when it was increased to $225,000. During fiscal 2014, Todd Coady was granted a cash bonus of $125,000. Todd Coady was also eligible to participate in the Partnership’s 401(k) plan, and he received $5,877 of employer matching contributions during the year ended March 31, 2014.

Timothy Osterman, an employee of the Partnership, is the son of Vincent J. Osterman, who is an executive officer of the Partnership and a member of the board of directors. Timothy Osterman’s base compensation during the year ended March 31, 2014 was $83,200. During fiscal 2014, Timothy Osterman was granted a cash bonus of $90,000. Timothy Osterman was also eligible to participate in the Partnership’s 401(k) plan, and he received $5,196 of employer matching contributions during the year ended March 31, 2014.

Registration Rights Agreement

We have entered into a registration rights agreement (as amended, the “Registration Rights Agreement”) with certain third parties (the “registration rights parties”) pursuant to which we agreed to register for resale under the Securities Act common units, including any common units issued upon the conversion of subordinated units, owned by the parties to the Registration Rights Agreement. In connection with our initial public offering, we granted registration rights to the individuals and entities that owned all of our then-outstanding common units (collectively, the “NGL Energy LP Investor Group”), and subsequently, we have granted registration rights in connection with several acquisitions. We will not be required to register such common units if an exemption from the registration requirements of the Securities Act is available with respect to the number of common units desired to be sold. Subject to limitations specified in the Registration Rights Agreement, the registration rights of the registration rights parties include the following:

Demand Registration Rights. Certain registration rights parties deemed “Significant Holders” under the agreement may, to the extent that they continue to own more than 4% of our common units, require us to file a registration statement with the Securities and Exchange Commission registering the offer and sale of a specified number of common units, subject to limitations on the number of requests for registration that can be made in any twelve-month period as well as customary cutbacks at the discretion of the underwriters relating to a potential offering. All other registration rights parties are entitled to notice of a Significant Holder’s exercise of its demand registration rights and may include their common units in such registration. We can only be required to file a total of eight registration statements upon the Significant Holders’ exercise of these demand registration rights and are only required to effect demand registration if the aggregate proposed offering price to the public is at least $10.0 million.

Piggyback Registration Rights. If we propose to file a registration statement under the Securities Act to register our common units, the registration rights parties are entitled to notice of such registration and have the right to include their common units in the registration, subject to limitations that the underwriters relating to a potential offering may impose on the number of common units included in the registration. These counterparties also have the right to include their units in our future registrations, including secondary offerings of our common units.

Expenses of Registration. With specified exceptions, we are required to pay all expenses incidental to any registration of common units, excluding underwriting discounts and commissions

Review, Approval or Ratification of Transactions with Related Parties

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

Item 14.            Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table sets forth fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the years ended March 31, 2014 and 2013:

	2014	2013

Audit fees(1)	$2,531,229	$1,861,979
Audit-related fees(2)	—	47,100
Tax fees(3)	—	66,711
All other fees	70,091	—
Total	$2,601,320	$1,975,790

(1)         Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)         Includes audits of financial statements of businesses acquired under Rule 3-05 of Regulation S-X and of our 401(k) defined contribution plan.

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

Exhibit Number	Description
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

2.18

LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, as the Representative, OWL Pearsall SWD, LLC, OWL Pearsall Holdings, LLC, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.19

LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, as the Representative, OWL Karnes SWD, LLC, OWL Karnes Holdings, LLC, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.20

LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, OWL Cotulla SWD, LLC, Terry Bailey, as trustee of the PJB Irrevocable Trust, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.21

LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, OWL Nixon SWD, LLC, Terry Bailey, as trustee of the PJB Irrevocable Trust, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.22

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

Exhibit Number	Description
2.23

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

3.11

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
4.4

Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5

Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6

Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7

Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8

Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Partners LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9

Call Agreement, dated as of November 1, 2012, among Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust, Nitor Trust and NGL Energy Partners LP (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

4.10

Call Agreement, dated as of December 31, 2012, among NGL Energy Partners LP, Jeff Kirby, Jane Helm and James Rudellat (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2013)

4.11

Note Purchase Agreement, dated June 19, 2012, by and among NGL and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.12

Amendment No. 1 to Note Purchase Agreement, dated as of January 15, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

4.13

Amendment No. 2 to Note Purchase Agreement, dated as of May 8, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 9, 2013)

4.14

Amendment No. 3 to Note Purchase Agreement, dated September 30, 2013, among NGL Energy Partners LP and the holders of NGL’s 6.65% senior secured notes due 2022 signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2013)

4.15

Amendment No. 4 to Note Purchase Agreement, dated as of November 5, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 8, 2013)

4.16

Amendment No. 5 to Note Purchase Agreement, dated as of December 23, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 30, 2013)

Exhibit Number	Description
4.17

Indenture, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.18	Forms of 6.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.19*

First Supplemental Indenture, dated as of December 2, 2013, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.20*

Second Supplemental Indenture, dated as of April 22, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.21

Registration Rights Agreement, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBC Capital Markets, LLC as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.22

Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.1

Agreement Relating to Redemption of Common Units in Connection with the Underwriters’ Option to Purchase Additional Common Units with Respect to the Initial Public Offering of NGL Energy Partners LP by and among NGL Energy Partners LP, NGL Energy Holdings LLC, and each of Atkinson Investors, LLC, Infrastructure Capital Management, LLC, Hicks Oils & Hicksgas, Incorporated, Krim2010, LLC, NGL Holdings, Inc., Stanley A. Bugh, David R. Eastin, Robert R. Foster, Craig S. Jones, Mark McGinty, Brian K. Pauling, Stanley D. Perry, Daniel Post, Sharra Straight and Stephen D. Tuttle, effective as of May 9, 2011 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-172186) filed on May 9, 2011)

10.2

Credit Agreement, dated as of June 19, 2012, among NGL Energy Partners LP, the NGL subsidiary borrowers, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

10.3

Facility Increase Agreement, dated as of November 1, 2012, among NGL Energy Operating LLC, NGL Energy Partners LP, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

10.4

Amendment No. 1 to Credit Agreement, dated as of January 15, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

10.5

Amendment No. 2 to Credit Agreement, dated as of May 8, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No 001-35172) filed on May 9, 2013)

10.6

Amendment No. 3 to Credit Agreement, dated September 30, 2013, among NGL Energy Partners LP, NGL Energy Operating LLC, each subsidiary of NGL identified as a “Borrower” therein, Deutsche Bank AG, New York Branch, as technical agent, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent and each financial institution identified as a “Lender” or “Issuing Bank” therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2013)

10.7

Amendment No. 4 to Credit Agreement, dated as of November 5, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 8, 2013)

Exhibit Number	Description
10.8

Amendment No. 5 to Credit Agreement, dated as of December 23, 2013, among NGL Energy Operating, LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank and Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 30, 2013)

10.9

Facility Increase Agreement among NGL Energy Operating, LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 3, 2014)

10.10

Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.11+

Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

10.12+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

10.13+

Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

12.1*	Computation of ratios of earnings to fixed charges.

21.1*	List of Subsidiaries of NGL Energy Partners LP

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Exhibits filed with this report

**          Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and 2013, (ii) Consolidated Statements of Operations for

the years ended March 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2014, 2013, and 2012 and (v) Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012.

+                 Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2014.

NGL ENERGY PARTNERS LP

By:	NGL Energy Holdings LLC,
its general partner

	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	May 30, 2014
H. Michael Krimbill	(Principal Executive Officer)

/s/ Atanas H. Atanasov	Chief Financial Officer	May 30, 2014
Atanas H. Atanasov	(Principal Financial Officer)

/s/ Jeffrey A. Herbers	Chief Accounting Officer	May 30, 2014
Jeffrey A. Herbers	(Principal Accounting Officer)

/s/ James J. Burke	Director	May 30, 2014
James J. Burke

/s/ Shawn W. Coady	Director	May 30, 2014
Shawn W. Coady

/s/ Kevin C. Clement	Director	May 30, 2014
Kevin C. Clement

/s/ Carlin G. Conner	Director	May 30, 2014
Carlin G. Conner

/s/ Stephen L. Cropper	Director	May 30, 2014
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	May 30, 2014
Bryan K. Guderian

/s/ James C. Kneale	Director	May 30, 2014
James C. Kneale

/s/ Vincent J. Osterman	Director	May 30, 2014
Vincent J. Osterman

/s/ John T. Raymond	Director	May 30, 2014
John T. Raymond

/s/ Patrick Wade	Director	May 30, 2014
Patrick Wade

Report of Independent Registered Public Accounting Firm

Partners

NGL Energy Partners LP

We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGL Energy Partners LP and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
May 30, 2014

Report of Independent Registered Public Accounting Firm

Partners

NGL Energy Partners LP

We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited Partnership) and subsidiaries (the “Partnership”) as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Gavilon, LLC (“Gavilon”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 31 and 30 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2014. As indicated in Management’s Report, Gavilon was acquired during the year ended March 31, 2014. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Gavilon.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2014, and our report dated May 30, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
May 30, 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Consolidated Balance Sheets

At March 31, 2014 and 2013

(U.S. Dollars in Thousands, except unit amounts)

	March 31,
	2014	2013
		(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,440	$11,561
Accounts receivable - trade, net of allowance for doubtful accounts of $2,822 and $1,760, respectively	900,904	562,757
Accounts receivable - affiliates	7,445	22,883
Inventories	310,160	126,895
Prepaid expenses and other current assets	80,350	37,891
Total current assets	1,309,299	761,987

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $109,564 and $50,127, respectively	829,346	526,437
GOODWILL	1,107,006	555,220
INTANGIBLE ASSETS, net of accumulated amortization of $116,728 and $44,155, respectively	714,956	441,432
INVESTMENTS IN UNCONSOLIDATED ENTITIES	189,821	—
OTHER NONCURRENT ASSETS	16,795	6,542
Total assets	$4,167,223	$2,291,618

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$740,211	$536,055
Accounts payable - affiliates	76,846	6,900
Accrued expenses and other payables	141,690	85,606
Advance payments received from customers	29,965	22,372
Current maturities of long-term debt	7,080	8,626
Total current liabilities	995,792	659,559

LONG-TERM DEBT, net of current maturities	1,629,834	740,436
OTHER NONCURRENT LIABILITIES	9,744	2,205

COMMITMENTS AND CONTINGENCIES

EQUITY, per accompanying statement:
General partner, representing a 0.1% interest, 79,420 and 53,676 notional units at March 31, 2014 and 2013, respectively	(45,287)	(50,497)
Limited partners, representing a 99.9% interest -
Common units, 73,421,309 and 47,703,313 units issued and outstanding at March 31, 2014 and 2013, respectively	1,570,074	920,998
Subordinated units, 5,919,346 units issued and outstanding at March 31, 2014 and 2013	2,028	13,153
Accumulated other comprehensive income (loss)	(236)	24
Noncontrolling interests	5,274	5,740
Total equity	1,531,853	889,418
Total liabilities and equity	$4,167,223	$2,291,618

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended March 31, 2014, 2013, and 2012

 (U.S. Dollars in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2014	2013	2012
REVENUES:
Crude oil logistics	$4,558,545	$2,316,288	$—
Water solutions	143,100	62,227	—
Liquids	2,650,425	1,604,746	1,111,139
Retail propane	551,815	430,273	199,334
Refined products	1,180,895	—	—
Renewables	176,781	—	—
Other	437,713	4,233	—
Total Revenues	9,699,274	4,417,767	1,310,473

COST OF SALES:
Crude oil logistics	4,477,397	2,244,647	—
Water solutions	11,738	5,611	—
Liquids	2,518,099	1,530,459	1,086,881
Retail propane	354,676	258,393	130,142
Refined products	1,172,754	—	—
Renewables	171,422	—	—
Other	426,613	—	—
Total Cost of Sales	9,132,699	4,039,110	1,217,023

OPERATING COSTS AND EXPENSES:
Operating	259,396	169,799	47,300
General and administrative	79,860	52,698	16,009
Depreciation and amortization	120,754	68,853	15,111
Operating Income	106,565	87,307	15,030

OTHER INCOME (EXPENSE):
Earnings of unconsolidated entities	1,898	—	—
Interest expense	(58,854)	(32,994)	(7,620)
Loss on early extinguishment of debt	—	(5,769)	—
Other, net	86	1,521	1,055
Income Before Income Taxes	49,695	50,065	8,465

INCOME TAX PROVISION	(937)	(1,875)	(601)

Net Income	48,758	48,190	7,864

NET INCOME ALLOCATED TO GENERAL PARTNER	(14,148)	(2,917)	(8)

NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,103)	(250)	12

NET INCOME ALLOCATED TO LIMITED PARTNERS	$33,507	$45,023	$7,868

BASIC AND DILUTED INCOME PER COMMON UNIT	$0.51	$0.96	$0.32

BASIC AND DILUTED INCOME PER SUBORDINATED UNIT	$0.32	$0.93	$0.58

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING:
Common units	61,970,471	41,353,574	15,169,983
Subordinated units	5,919,346	5,919,346	5,175,384

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended March 31, 2014, 2013, and 2012

(U.S. Dollars in Thousands)

	Year Ended March 31,
	2014	2013	2012

Net income	$48,758	$48,190	$7,864
Other comprehensive loss, net of tax	(260)	(7)	(25)
Comprehensive income	$48,498	$48,183	$7,839

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Years Ended March 31, 2014, 2013, and 2012

 (U.S. Dollars in Thousands, except unit and share amounts)

						Accumulated
		Limited Partners				Other
	General	Common		Subordinated		Comprehensive	Noncontrolling	Total
	Partner	Units	Amount	Units	Amount	Income	Interests	Equity
BALANCES, MARCH 31, 2011	$72	10,933,568	$47,225	—	$—	$56	$—	$47,353

Distribution to partners prior to initial public offering	(4)	—	(3,846)	—	—	—	—	(3,850)

Conversion of common units to subordinated units	—	(5,919,346)	(23,485)	5,919,346	23,485	—	—	—

Sale of units in public offering, net	—	4,025,000	75,289	—	—	—	—	75,289

Repurchase of common units	—	(175,000)	(3,418)	—	—	—	—	(3,418)

Units issued in business combinations, net of issuance costs	—	14,432,031	296,500	—	—	—	—	296,500

Contributions	386	—	—	—	—	—	440	826

Net income (loss)	8	—	6,472	—	1,396	—	(12)	7,864

Distribution to partners subsequent to initial public offering	(20)	—	(10,133)	—	(5,057)	—	—	(15,210)

Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
BALANCES, MARCH 31, 2012	442	23,296,253	384,604	5,919,346	19,824	31	428	405,329

Distributions	(1,778)	—	(59,841)	—	(9,989)	—	(74)	(71,682)

Contributions	510	—	—	—	—	—	403	913

Units issued in business combinations, net of issuance costs	(52,588)	24,250,258	550,873	—	—	—	4,733	503,018

Equity issued pursuant to incentive compensation plan	—	156,802	3,657	—	—	—	—	3,657

Net income	2,917	—	41,705	—	3,318	—	250	48,190

Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
BALANCES, MARCH 31, 2013	(50,497)	47,703,313	920,998	5,919,346	13,153	24	5,740	889,418

Distributions	(9,703)	—	(123,467)	—	(11,920)	—	(840)	(145,930)

Contributions	765	—	—	—	—	—	2,060	2,825

Units issued in business combinations, net of issuance costs	—	2,860,879	80,591	—	—	—	—	80,591

Sales of units, net of issuance costs	—	22,560,848	650,155	—	—	—	—	650,155

Equity issued pursuant to incentive compensation plan	—	296,269	9,085	—	—	—	—	9,085

Disposal of noncontrolling interest	—	—	—	—	—	—	(2,789)	(2,789)

Net income	14,148	—	32,712	—	795	—	1,103	48,758

Other comprehensive loss	—	—	—	—	—	(260)	—	(260)

BALANCES, MARCH 31, 2014	$(45,287)	73,421,309	$1,570,074	5,919,346	$2,028	$(236)	$5,274	$1,531,853

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2014, 2013, and 2012

 (U.S. Dollars in Thousands)

	Year Ended March 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$48,758	$48,190	$7,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt issuance cost amortization	132,653	77,513	17,188
Loss on early extinguishment of debt	—	5,769	—
Non-cash equity-based compensation expense	14,054	8,670	—
Loss (gain) on disposal or impairment of assets	3,597	187	(71)
Provision for doubtful accounts	2,172	1,315	1,049
Commodity derivative (gain) loss	43,655	4,376	(5,974)
Earnings of unconsolidated entities	(1,898)	—	—
Other	312	375	403
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable - trade	21,388	2,562	(20,179)
Accounts receivable - affiliates	18,002	(12,877)	193
Inventories	(73,321)	18,433	30,268
Prepaid expenses and other current assets	18,900	22,585	14,344
Accounts payable - trade	(146,152)	(16,913)	35,747
Accounts payable - affiliates	67,361	(6,813)	4,549
Accrued expenses and other payables	(61,171)	(9,689)	366
Advance payments received from customers	(3,074)	(11,049)	4,582
Net cash provided by operating activities	85,236	132,634	90,329

INVESTING ACTIVITIES:
Purchases of long-lived assets	(165,148)	(72,475)	(7,544)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(1,268,810)	(490,805)	(297,401)
Cash flows from commodity derivatives	(35,956)	11,579	6,464
Proceeds from sales of assets	24,660	5,080	1,238
Investments in unconsolidated entities	(11,515)	—	—
Distributions of capital from unconsolidated entities	1,591	—	—
Other	(195)	—	346
Net cash used in investing activities	(1,455,373)	(546,621)	(296,897)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	2,545,500	1,227,975	478,900
Payments on revolving credit facilities	(2,101,000)	(964,475)	(329,900)
Issuances of notes	450,000	250,000	—
Proceeds from borrowings on other long-term debt	880	653	—
Payments on other long-term debt	(8,819)	(4,837)	(1,278)
Debt issuance costs	(24,595)	(20,189)	(2,380)
Contributions	2,825	913	440
Distributions	(145,930)	(71,682)	(19,060)
Proceeds from sale of common units, net of offering costs	650,155	(642)	74,759
Repurchase of common units	—	—	(3,418)
Net cash provided by financing activities	1,369,016	417,716	198,063
Net increase (decrease) in cash and cash equivalents	(1,121)	3,729	(8,505)
Cash and cash equivalents, beginning of period	11,561	7,832	16,337
Cash and cash equivalents, end of period	$10,440	$11,561	$7,832

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Note 1 — Nature of Operations and Organization

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in September 2010 by several investors (“IEP Parties”). NGL Energy Holdings LLC serves as our general partner. At March 31, 2014, our operations include:

•                  A crude oil logistics business, the assets of which include crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased railcars, and a fleet of barges and towboats, and a 50% interest in a crude oil pipeline. Our crude oil logistics business purchases crude oil from producers and transports it for resale at pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

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

•                  Our liquids business, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its 22 terminals throughout the United States and railcar transportation services through its fleet of leased and owned railcars. Our liquids business purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, and other participants in the wholesale markets.

•                  Our retail propane business, which sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain re-sellers in more than 20 states.

We also operate a refined products marketing business, which purchases gasoline and diesel fuel from suppliers and typically sells these products in back-to-back contracts to customers at a nationwide network of third-party owned terminaling and storage facilities. We also operate a renewables business, which purchases ethanol primarily at production facilities and transports the ethanol for sale at various locations to refiners and blenders, and purchases biodiesel from production facilities in the Midwest and in Houston, Texas, and transports the product using leased railcars for sale to refiners and blenders. These businesses were acquired in our December 2013 acquisition of Gavilon, LLC (“Gavilon Energy”).

Initial Public Offering

On May 17, 2011, we completed our initial public offering (“IPO”). We sold a total of 4,025,000 common units in our IPO at $21.00 per unit. Our proceeds from the sale of 3,850,000 common units of $71.9 million, net of total offering costs of $9.0 million, were used to repay advances under our acquisition credit facility and for general partnership purposes. Proceeds from the sale of 175,000 common units ($3.4 million) from the underwriters’ exercise of their option to purchase additional common units from us were used to redeem 175,000 of the common units outstanding prior to our IPO. Upon the completion of our IPO and the underwriters’ exercise in full of their option to purchase additional common units from us and the redemption, we had outstanding 8,864,222 common units, 5,919,346 subordinated units, a 0.1% general partner interest, and incentive distribution rights (“IDRs”).

Acquisitions Subsequent to Initial Public Offering

Subsequent to our IPO, we significantly expanded our operations through a number of business combinations, including the following, among others:

•                  In October 2011, we completed a business combination with E. Osterman Propane, Inc., its affiliated companies, and members of the Osterman family, whereby we acquired retail propane operations in the northeastern United States.

•                  In November 2011, we completed a business combination with SemStream, L.P. (“SemStream”), whereby we acquired SemStream’s wholesale natural gas liquids supply and marketing operations and its 12 natural gas liquids terminals.

•                  In January 2012, we completed a business combination with seven companies associated with Pacer Propane Holding, L.P., whereby we acquired retail propane operations, primarily in the western United States.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

•                  In February 2012, we completed a business combination with North American Propane, Inc., whereby we acquired retail propane and distillate operations in the northeastern United States.

•                  In May 2012, we acquired the retail propane and distillate operations of Downeast Energy Corp (“Downeast”). These operations are primarily in the northeastern United States.

•                  In June 2012, we completed a business combination with High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively, “High Sierra”), whereby we acquired all of the ownership interests in High Sierra. High Sierra’s businesses include crude oil gathering, transportation and marketing; water treatment, disposal, and transportation; and natural gas liquids transportation and marketing.

•                  In November 2012, we completed a business combination whereby we acquired Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”). The business of Pecos consists primarily of crude oil purchasing and logistics operations in Texas and New Mexico.

•                  In December 2012, we completed a business combination whereby we acquired all of the membership interests in Third Coast Towing LLC (“Third Coast”). The business of Third Coast consists primarily of transporting crude oil via barge.

•                  In July 2013, we completed a business combination whereby we acquired the assets of Crescent Terminals, LLC and the ownership interests in Cierra Marine, LP and its affiliated companies (collectively, “Crescent”), whereby we acquired four towboats, seven crude oil barges, and a crude oil terminal in South Texas.

•                  In July 2013, we completed a business combination with High Roller Wells Big Lake SWD No. 1, Ltd. (“Big Lake”), whereby we acquired a water disposal facility in West Texas. We also entered into a development agreement that provides us the option to purchase disposal facilities that may be developed in the future. During March 2014, we purchased one additional facility under this agreement.

•                  In August 2013, we completed a business combination whereby we acquired seven entities affiliated with Oilfield Water Lines LP (collectively, “OWL”). The businesses of OWL include water disposal operations and a water transportation business in Texas.

•                  In September 2013, we completed a business combination with Coastal Plains Disposal #1, LLC (“Coastal”), in which we acquired the ownership interests in water disposal facilities in Texas and the right to purchase one additional facility, which we exercised in March 2014.

•                  In December 2013, we acquired the ownership interests in Gavilon Energy. The assets of Gavilon Energy include crude oil terminals in Oklahoma, Texas, and Louisiana and a 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma. This pipeline became operational in February 2014. The operations of Gavilon Energy include the marketing of crude oil, refined products, ethanol, biodiesel, and natural gas liquids.

Note 2 — Significant Accounting Policies

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

We have made certain reclassifications to the prior period financial statements to conform with classification methods used in fiscal 2014. These reclassifications had no impact on previously-reported amounts of equity or net income. In addition, certain balances at March 31, 2013 were adjusted to reflect the final acquisition accounting for certain business combinations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period.

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

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements. The majority of our fair value measurements related to our derivative financial instruments were categorized as Level 2 at March 31, 2014 and 2013 (see Note 12). We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments. Inputs to the pricing model include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                  Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any fair value measurements categorized as Level 3 at March 31, 2014 or 2013.

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

Derivative Financial Instruments

We record our derivative financial instrument contracts at fair value in the consolidated balance sheets, with changes in the fair value of our commodity derivative instruments included in our consolidated statements of operations in cost of sales. Contracts that qualify for the normal purchase or sale exemption and are designated as such are not accounted for as derivatives at market value and, accordingly, are recorded when the delivery occurs.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

We have not designated any financial instruments as hedges for accounting purposes. All mark-to-market gains and losses on commodity derivative instruments that do not qualify as normal purchases or sales, whether cash transactions or non-cash mark-to-market adjustments, are reported within cost of sales in the consolidated statements of operations, regardless of whether the contract is physically or financially settled.

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

Revenue Recognition

We record revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record terminaling, storage, and service revenues at the time the service is performed, and we record tank and other rentals over the term of the lease. Revenues for the wastewater disposal business are recognized upon receipt of the wastewater at our disposal facilities.

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

Cost of Sales

We include in cost of sales all costs we incur to acquire products, including the costs of purchasing, terminaling, and transporting inventory prior to delivery to our customers. Cost of sales does not include any depreciation of our property, plant and equipment. Cost of sales does include amortization of certain contract-based intangible assets of $6.2 million, $5.3 million, and $0.8 million during the years ended March 31, 2014, 2013, and 2012, respectively.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Supplemental cash flow information is as follows:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Interest paid, exclusive of debt issuance costs and letter of credit fees	$31,827	$27,384	$4,966
Income taxes paid	$1,639	$1,027	$430

Cash flows from commodity derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows.

Accounts Receivable and Concentration of Credit Risk

We operate in the United States and Canada. We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts, which assessment considers the overall creditworthiness of customers and any specific disputes. Accounts receivable are considered past due or delinquent based on contractual terms. We write off accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted.

We execute netting agreements with certain customers to mitigate our credit risk. Receivables and payables are reflected at a net balance to the extent a netting agreement is in place and we intend to settle on a net basis.

Our accounts receivable consist of the following:

	March 31, 2014		March 31, 2013
			Gross
	Gross	Allowance for	Receivable	Allowance for
Segment	Receivable	Doubtful Accounts	(Note 2)	Doubtful Accounts
	(in thousands)
Crude oil logistics	$411,090	$105	$360,589	$11
Water solutions	25,700	405	9,618	29
Liquids	192,529	617	144,267	76
Retail propane	75,606	1,667	49,233	1,644
Refined products	105,670	—	—	—
Renewables	54,466	—	—	—
Other	38,665	28	810	—
	$903,726	$2,822	$564,517	$1,760

Changes in the allowance for doubtful accounts are as follows:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Allowance for doubtful accounts, beginning of period	$1,760	$818	$161
Provision for doubtful accounts	2,172	1,315	1,049
Write off of uncollectible accounts	(1,110)	(373)	(392)
Allowance for doubtful accounts, end of period	$2,822	$1,760	$818

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

For the year ended March 31, 2014, sales of crude oil and natural gas liquids to our largest customer represented 10% of our consolidated total revenues. For the year ended March 31, 2013, sales of crude oil and natural gas liquids to our largest customer represented 10% of our consolidated total revenues. At March 31, 2013, one customer of our crude oil logistics segment represented 10% of our consolidated accounts receivable balance.

Inventories

We value our inventory at the lower of cost or market, with cost determined using either the weighted average cost or the first in, first out (FIFO) methods, including the cost of transportation. In performing this analysis, we take into consideration fixed-price forward sale commitments and the opportunity to transfer propane inventory from our wholesale business to our retail business for sale in the retail markets.

Inventories consist of the following:

	March 31,
	2014	2013
	(in thousands)
Crude oil	$156,473	$46,156
Natural gas liquids —
Propane	85,159	45,428
Butane and other	19,051	24,090
Refined products	23,209	—
Renewables	11,778	—
Other	14,490	11,221
	$310,160	$126,895

Investments in Unconsolidated Entities

As part of the December 2013 acquisition of Gavilon Energy, we acquired a 50% interest in Glass Mountain and an 11% interest in a limited liability company that owns an ethanol production facility. We account for these investments under the equity method of accounting. Under the equity method, we do not report the individual assets and liabilities of these entities on our consolidated balance sheet; instead, our ownership interests are reported within “Investments in Unconsolidated Entities” on our consolidated balance sheet. We record our share of any income or loss generated by these entities as an increase to our equity method investments, and record any distributions we receive from these entities as reductions to our equity method investments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following:

	March 31,
		2013
	2014	(Note 4)
	(in thousands)
Accrued compensation and benefits	$45,006	$27,252
Derivative liabilities	42,214	12,701
Income and other tax liabilities	13,421	22,659
Product exchange liabilities	3,719	6,741
Other	37,330	16,253
	$141,690	$85,606

Property, Plant and Equipment

We record property, plant and equipment at cost, less accumulated depreciation. Acquisitions and improvements are capitalized, and maintenance and repairs are expensed as incurred. As we dispose of assets, we remove the cost and related accumulated depreciation from the accounts, and any resulting gain or loss is included in other income. We compute depreciation expense using the straight-line method over the estimated useful lives of the assets (see Note 5).

We evaluate the carrying value of our property, plant and equipment for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is lower than its carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the asset group.

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including lease agreements, customer relationships, covenants not to compete, and trade names. In addition, we capitalize certain debt issuance costs incurred in our long-term debt arrangements. We amortize our intangible assets on a straight-line basis over the assets’ estimated useful lives (see Note 7). We amortize debt issuance costs over the terms of the related debt on a method that approximates the effective interest method.

We evaluate the carrying value of our amortizable intangible assets for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is lower than its carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the asset group. When we cease to use an acquired trade name, we test the trade name for impairment using the “relief from royalty” method and we begin amortizing the trade name over its estimated useful life as a defensive asset.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Business combinations are accounted for using the “acquisition method” (see Note 4). We expect that substantially all of our goodwill at March 31, 2014 is deductible for income tax purposes.

Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead are evaluated for impairment periodically. We evaluate goodwill and indefinite-lived intangible assets for impairment annually, or more often if events or circumstances indicate that the assets might be impaired. We perform the annual evaluation at January 1 of each year.

To perform this assessment, we consider qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we perform the following two-step goodwill impairment test:

•                  In the first step of the goodwill impairment test, we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

•                  In the second step of the goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we used in the annual assessment for impairment of goodwill included market participant considerations and future forecasted operating results. Changes in operating results and other assumptions could materially affect these estimates. Based on our assessment of qualitative factors, we determined that the two-step impairment test was not required. Accordingly, we did not record any goodwill impairments during the years ended March 31, 2014, 2013, and 2012.

Product Exchanges

Quantities of products receivable or returnable under exchange agreements are reported within prepaid expenses and other current assets or within accrued expenses and other payables on the consolidated balance sheets. We estimate the value of product exchange assets and liabilities based on the weighted-average cost basis of the inventory we have delivered or will deliver on the exchange, plus or minus location differentials.

Advance Payments Received from Customers

We record customer advances on product purchases as a liability on the consolidated balance sheets.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our consolidated statements of operations represents the other owners’ share of the net income (loss) of these entities.

Water Facility Development Agreement

In connection with one of our business combinations, we entered into a development agreement whereby we may acquire additional water disposal facilities in Texas. Under this agreement, the other party (the “Developer”) may develop facilities in a designated area. We then have the option to operate the facility for a period of up to 90 days, during which time we may elect to purchase the facility. If we elect to purchase the facility, the Developer may choose one of two options specified in the agreement for the calculation of the purchase price.

During the period between which we have begun operating the facility and we have decided whether to purchase the facility, we are entitled to a fee for operating the facility, which is forfeitable if we elect not to purchase the facility. We recognize revenue for these operator fees once they cease to be forfeitable. When we elect to purchase a facility, we account for the transaction as a business combination.

Business Combination Measurement Period

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Pursuant to GAAP, an entity is allowed a reasonable period of time to obtain the information necessary to identify and measure the value of the assets acquired and liabilities assumed in a business combination. As described in Note 4, certain of our acquisitions during the year ended March 31, 2014 are still within this measurement period, and as a result, the acquisition-date fair values we have recorded for the acquired assets and assumed liabilities are subject to change.

Also as described in Note 4, we made certain adjustments during the year ended March 31, 2014 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the year ended March 31, 2013. We retrospectively adjusted the March 31, 2013 consolidated balance sheet for these adjustments. Due to the immateriality of these adjustments, we did not retrospectively adjust the consolidated statement of operations for the year ended March 31, 2013 for these measurement period adjustments.

Discontinued Operations

In April 2014, the Financial Accounting Standards Board issued an Accounting Standards Update that changes the criteria for reporting discontinued operations. Under the new standard, a disposal of part of an entity is not classified as a discontinued operation

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

unless the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. We adopted the new standard during the fiscal year ended March 31, 2014.

As described in Note 14, during the year ended March 31, 2014, we sold our compressor leasing business and wound down our natural gas marketing business. These actions do not represent a strategic shift that had a major effect on our operations, and do not meet the criteria under the new accounting standard for these businesses to be reported as discontinued operations.

Note 3 — Earnings per Unit

Our earnings per common and subordinated unit were computed as follows:

	Year Ended March 31,
	2014	2013	2012
	(in thousands, except unit and per unit amounts)

Income attributable to parent equity	$47,655	$47,940	$7,876
Income allocated to general partner (1)	(14,148)	(2,917)	(8)
Income attributable to limited partners	$33,507	$45,023	$7,868

Income allocated to:
Common unitholders	$31,614	$39,517	$4,859
Subordinated unitholders	$1,893	$5,506	$3,009

Weighted average common units outstanding	61,970,471	41,353,574	15,169,983
Weighted average subordinated units outstanding	5,919,346	5,919,346	5,175,384

Income per common unit - basic and diluted	$0.51	$0.96	$0.32

Income per subordinated unit - basic and diluted	$0.32	$0.93	$0.58

(1)         The income allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights (“IDRs”), which are described in Note 11.

The restricted units described in Note 11 were antidilutive for the years ended March 31, 2014, 2013, and 2012.

Note 4 — Acquisitions

Year Ended March 31, 2014

Gavilon Energy

On December 2, 2013, we completed a business combination in which we acquired Gavilon Energy. We paid $832.4 million of cash, net of cash acquired, in exchange for these assets and operations. The acquisition agreement also contemplates a post-closing adjustment to the purchase price for certain working capital items. We incurred and charged to general and administrative expense $5.3 million of costs during the year ended March 31, 2014 related to the acquisition of Gavilon Energy.

The assets of Gavilon Energy include crude oil terminals in Oklahoma, Texas, and Louisiana and a 50% interest in Glass Mountain, which owns a crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma. This pipeline became operational in February 2014. The operations of Gavilon Energy include the marketing of crude oil, refined products, ethanol, biodiesel, and natural gas liquids.

We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in the acquisition of Gavilon Energy. The estimates of fair value reflected at March 31, 2014 are subject to change, and such changes could

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

be material. We expect to complete this process prior to finalizing our financial statements for the quarter ending September 30, 2014. We have preliminarily estimated the fair value of the assets acquired (and useful lives) and liabilities assumed as follows (in thousands):

Accounts receivable - trade	$349,529
Accounts receivable - affiliates	2,564
Inventories	107,430
Prepaid expenses and other current assets	68,322
Property, plant and equipment:
Crude oil tanks and related equipment (3—40 years)	77,429
Vehicles (3 years)	791
Information technology equipment (3—7 years)	4,046
Buildings and leasehold improvements (3—40 years)	7,716
Land	6,427
Linefill and tank bottoms	15,230
Other (7 years)	170
Construction in process	7,190
Goodwill	359,169
Intangible assets:
Customer relationships (10—20 years)	101,600
Lease agreements (1—5 years)	8,700
Investments in unconsolidated entities	178,000
Other noncurrent assets	9,918
Accounts payable - trade	(342,792)
Accounts payable - affiliates	(2,585)
Accrued expenses and other payables	(70,999)
Advance payments received from customers	(10,667)
Other noncurrent liabilities	(44,740)
Fair value of net assets acquired	$832,448

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

Our preliminary estimate of the fair value of investments in unconsolidated subsidiaries exceeds our share of the historical net book value of these subsidiaries’ net assets by approximately $70 million. This difference relates primarily to goodwill and customer relationships.

The acquisition method of accounting requires that executory contracts that are at unfavorable terms relative to current market conditions at the acquisition date be recorded as assets or liabilities in the acquisition accounting. Since certain crude oil storage lease commitments were at unfavorable terms relative to current market conditions, we recorded a liability of $12.9 million related to these lease commitments in the acquisition accounting, and we amortized $2.9 million of this balance through cost of sales during the period from the acquisition date through March 31, 2014. We will amortize the remainder of this liability over the term of the leases. The future amortization of this liability is shown below (in thousands):

Year Ending March 31,
2015	$6,500
2016	3,260
2017	300

As described in Note 14, on March 31, 2014, we assigned all of the storage and transportation contracts of the natural gas marketing business to a third party.  Since these contracts were at unfavorable terms relative to current market conditions, we paid $44.8 million to assign these contracts. We recorded a liability of $50.8 million related to these storage and transportation contracts in the acquisition accounting, and we amortized $6.0 million of this balance through cost of sales during the period from the acquisition date through the date we assigned the contracts.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

We recorded $3.2 million of employee severance expense during the year ended March 31, 2014 as a result of personnel changes subsequent to the acquisition of Gavilon Energy. In addition, certain personnel who were employees of Gavilon Energy are entitled to a bonus, half of which was payable upon successful completion of the business combination and the remainder of which is payable in December 2014. We are recording this as compensation expense over the vesting period. We recorded expense of $5.0 million during the year ended March 31, 2014 related to these bonuses, and we expect to record an additional expense of $6.6 million during the year ending March 31, 2015.

The operations of Gavilon Energy have been included in our consolidated statement of operations since Gavilon Energy was acquired on December 2, 2013. Our consolidated statement of operations for the year ended March 31, 2014 includes revenues of $2.9 billion and operating income of $11.0 million that were generated by the operations of Gavilon Energy.

Oilfield Water Lines, LP

On August 2, 2013, we completed a business combination with entities affiliated with OWL, whereby we acquired water disposal and transportation assets in Texas. We issued 2,463,287 common units, valued at $68.6 million, and paid $167.7 million of cash, net of cash acquired, in exchange for OWL. The acquisition agreements included a provision whereby the purchase price could have been increased if certain performance targets were achieved in the six months following the acquisition. These performance targets were not achieved, and therefore no increase to the purchase price was warranted. The acquisition agreements also contemplate a post-closing payment for certain working capital items. We incurred and charged to general and administrative expense $0.8 million of costs related to the OWL acquisition during the year ended March 31, 2014.

We have completed the process of identifying and determining the fair value of the long-lived assets acquired in the acquisition of OWL. We have not yet finalized any post-closing payment for certain working capital items, and such changes could be material. We expect to complete this process prior to finalizing our financial statements for the quarter ending June 30, 2014. We have preliminarily estimated the fair value of the assets acquired (and useful lives) and liabilities assumed as follows (in thousands):

Accounts receivable - trade	$7,268
Inventories	154
Prepaid expenses and other current assets	402
Property, plant and equipment:
Land	710
Water treatment facilities and equipment (3—30 years)	23,173
Vehicles (5—10 years)	8,157
Buildings and leasehold improvements (7—30 years)	2,198
Other (3—5 years)	53
Intangible assets:
Customer relationships (10 years)	110,000
Non-compete agreements (2.5 years)	2,000
Goodwill	89,699
Accounts payable - trade	(6,469)
Accrued expenses and other payables	(992)
Other noncurrent liabilities	(64)
Fair value of net assets acquired	$236,289

Consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired	$167,732
Value of common units issued	68,557
Total consideration paid	$236,289

The customer relationships were valued using a variation of the income approach known as the excess earnings method. This methodology consists of deriving relevant cash flows to the underlying asset, and then deducting appropriate returns for other assets contributing to the generation of the relevant cash flows. This valuation methodology requires estimates of customer retention, which were based on our understanding of the level of competition in the region in which the assets operate. Our estimates of customer retention are also relevant to the determination of the estimated useful lives of the assets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

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

The operations of OWL have been included in our consolidated statement of operations since OWL was acquired on August 2, 2013. Our consolidated statement of operations for the year ended March 31, 2014 includes revenues of $26.2 million and operating income of $0.9 million that was generated by the operations of OWL.

Other Water Solutions Acquisitions

During the year ended March 31, 2014, we completed four separate acquisitions of businesses to expand our water solutions operations in Texas. On a combined basis, we issued 222,381 common units, valued at $6.8 million, and paid $178.9 million of cash, net of cash acquired, in exchange for the assets and operations of these businesses. Our consolidated statement of operations for the year ended March 31, 2014 includes revenues of $20.6 million and operating income of $7.1 million that was generated by the operations of these acquisitions. We incurred and charged to general and administrative expense $0.4 million of costs related to these acquisitions during the year ended March 31, 2014.

We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in these four business combinations. The estimates of fair value reflected at March 31, 2014 are subject to change, and such changes could be material. We expect to complete this process prior to finalizing our financial statements for the quarter ending September 30, 2014. We have preliminarily estimated the fair value of the assets acquired (and useful lives) and liabilities assumed as follows (in thousands):

Accounts receivable - trade	$2,391
Inventories	390
Prepaid expenses and other current assets	61
Property, plant and equipment:
Land	419
Vehicles (5—10 years)	90
Water treatment facilities and equipment (3—30 years)	24,933
Buildings and leasehold improvements (7—30 years)	3,036
Other (3—5 years)	13
Intangible assets:
Customer relationships (8—10 years)	72,000
Trade names (indefinite life)	3,325
Non-compete agreements (3 years)	260
Water facility development agreement (5 years)	14,000
Water facility option agreement	2,500
Goodwill	63,031
Accounts payable - trade	(382)
Accrued expenses and other payables	(300)
Other noncurrent liabilities	(114)
Fair value of net assets acquired	$185,653

Consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired	$178,867
Value of common units issued	6,786
Total consideration paid	$185,653

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill primarily represents the value of synergies between the acquired entities and the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Partnership, the opportunity to use the acquired businesses as a platform for growth, and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes.

As part of one of these business combinations, we entered into an option agreement with the seller of the business whereby we had the option to purchase a salt water disposal facility that was under construction. We recorded an intangible asset of $2.5 million at the acquisition date related to this option agreement. On March 1, 2014, we purchased the saltwater disposal facility for additional cash consideration of $3.7 million. The assets associated with this facility are included in the data in the table above.

As part of one of these business combinations, we entered into a development agreement that provides us a first right of refusal to purchase disposal facilities that may be developed by the seller within a defined area in the Eagle Ford Basin through June 2018. On March 1, 2014, we purchased our first disposal facility pursuant to the development agreement for $21.0 million. The assets associated with this facility are included in the data in the table above. In addition, we have exercised our option to operate, for evaluation purposes, three additional disposal facilities developed by the seller. Pending the results of our evaluation, we have the right to purchase any or all of these facilities within the 90-day evaluation period.

Crude Oil Logistics Acquisitions

During the year ended March 31, 2014, we completed two separate acquisitions of businesses to expand our crude oil logistics business in Texas and Oklahoma. On a combined basis, we issued 175,211 common units, valued at $5.3 million, and paid $67.8 million of cash, net of cash acquired, in exchange for the assets and operations of these businesses. The agreement for the acquisition of one of these businesses contemplates a post-closing payment for certain working capital items. We incurred and charged to general and administrative expense during the year ended March 31, 2014 $0.1 million of costs related to these acquisitions.

We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in these two business combinations. The estimates of fair value reflected at March 31, 2014 are subject to change, and such changes could be material. We expect to complete this process prior to finalizing our financial statements for the quarter ending June 30, 2014. We have preliminarily estimated the fair value of the assets acquired (and useful lives) and liabilities assumed as follows (in thousands):

Accounts receivable - trade	$1,235
Inventories	1,021
Prepaid expenses and other current assets	54
Property, plant and equipment:
Vehicles (5—10 years)	2,977
Buildings and leasehold improvements (5—30 years)	280
Crude oil tanks and related equipment (2—30 years)	3,462
Barges and towboats (20 years)	20,065
Other (3—5 years)	53
Intangible assets:
Customer relationships (3 years)	6,300
Non-compete agreements (3 years)	35
Trade names (indefinite life)	530
Goodwill	37,867
Accounts payable - trade	(665)
Accrued expenses and other payables	(124)
Fair value of net assets acquired	$73,090

Consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired	$67,842
Value of common units issued	5,248
Total consideration paid	$73,090

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill primarily represents the value of synergies between the acquired entities and the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Partnership, the opportunity to use the acquired businesses as a platform for growth, and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes.

Retail Propane and Liquids Acquisitions

During the year ended March 31, 2014, we completed four acquisitions of retail propane businesses and the acquisition of four natural gas liquids terminals. On a combined basis, we paid $21.9 million of cash to acquire these assets and operations. The agreements for certain of these acquisitions contemplate post-closing payments for certain working capital items. We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in certain of these business combinations, and as a result the estimates of fair value reflected at March 31, 2014 are subject to change.

Year Ended March 31, 2013

High Sierra Combination

On June 19, 2012, we completed a business combination with High Sierra, whereby we acquired all of the ownership interests in High Sierra. We paid $91.8 million of cash, net of $5.0 million of cash acquired, and issued 18,018,468 common units to acquire High Sierra Energy, LP. These common units were valued at $406.8 million using the closing price of our common units on the New York Stock Exchange (the “NYSE”) on the merger date. We also paid $97.4 million of High Sierra Energy, LP’s long-term debt and other obligations. Our general partner acquired High Sierra Energy GP, LLC by paying $50.0 million of cash and issuing equity. Our general partner then contributed its ownership interests in High Sierra Energy GP, LLC to us, in return for which we paid our general partner $50.0 million of cash and issued 2,685,042 common units to our general partner. We recorded the value of the 2,685,042 common units issued to our general partner at $8.0 million, which represents an estimate, in accordance with GAAP, of the fair value of the equity issued by our general partner to the former owners of High Sierra’s general partner. In accordance with the GAAP fair value model, this fair value was estimated based on assumptions of future distributions and a discount rate that a hypothetical buyer might use. Under this model, the potential for distribution growth resulting from the prospect of future acquisitions and capital expansion projects would not be considered in the fair value calculation. The difference between the estimated fair value of the general partner interests issued by our general partner of $8.0 million, calculated as described above, and the fair value of the common units issued to our general partner of $60.6 million, as calculated using the closing price of the common units on the NYSE, is reported as a reduction to equity. We incurred and charged to general and administrative expense during the years ended March 31, 2013 $3.7 million of costs related to the High Sierra transaction. We also incurred or accrued costs of $0.6 million related to the equity issuance that we charged to equity.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

The fair values of the assets acquired and liabilities assumed in our acquisition of High Sierra are summarized below (in thousands):

Accounts receivable - trade	$395,311
Accounts receivable - affiliates	7,724
Inventories	43,575
Derivative assets	10,646
Forward purchase and sale contracts	34,717
Prepaid expenses and other current assets	11,131
Property, plant and equipment:
Land	5,723
Vehicles (5—10 years)	22,507
Water treatment facilities and equipment (3—30 years)	64,057
Crude oil tanks and related equipment (2—15 years)	17,851
Buildings and leasehold improvements (5—30 years)	19,145
Information technology equipment (3 years)	5,541
Other (2—30 years)	11,010
Construction in progress	9,621
Intangible assets:
Customer relationships (5—17 years)	245,000
Lease contracts (1—10 years)	12,400
Trade names (indefinite)	13,000
Goodwill	220,884
Accounts payable - trade	(417,369)
Accounts payable - affiliates	(9,014)
Advance payments received from customers	(1,237)
Accrued expenses and other payables	(35,611)
Derivative liabilities	(5,726)
Forward purchase and sale contracts	(18,680)
Long-term debt	(2,537)
Other noncurrent liabilities	(3,224)
Noncontrolling interest in consolidated subsidiary	(2,400)
Consideration paid, net of cash acquired	$654,045

Consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired	$239,251
Value of common units issued, net of issurance costs	414,794
Total consideration paid	$654,045

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Pecos Combination

On November 1, 2012, we completed a business combination whereby we acquired Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”). The business of Pecos consists primarily of crude oil marketing and logistics operations in Texas and New Mexico. We paid $132.4 million of cash (net of cash acquired) and assumed certain obligations with a value of $10.2 million under certain equipment financing facilities. Also on November 1, 2012, we entered into a call agreement with the former owners of Pecos pursuant to which the former owners of Pecos agreed to purchase a minimum of $45.0 million or a maximum of $60.0 million of common units from us. On November 12, 2012, the former owners purchased 1,834,414 common units from us for $45.0 million pursuant to this call agreement. We incurred and charged to general and administrative expense during the year ended March 31, 2013 $0.6 million of costs related to the Pecos combination.

The following table presents the final calculation of the fair value of the assets acquired (and useful lives) and liabilities assumed in the acquisition of Pecos:

		Estimated at
		March 31,
	Final	2013	Change
	(in thousands)
Accounts receivable - trade	$73,609	$73,704	$(95)
Inventories	1,903	1,903	—
Prepaid expenses and other current assets	1,426	1,426	—
Property, plant and equipment:
Vehicles (5—10 years)	22,097	19,193	2,904
Buildings and leasehold improvements (5—30 years)	1,339	1,248	91
Crude oil tanks and related equipment (2—15 years)	1,099	913	186
Land	223	224	(1)
Other (3—5 years)	36	177	(141)
Intangible assets:
Customer relationships	—	8,000	(8,000)
Trade names (indefinite life)	900	1,000	(100)
Goodwill	91,747	86,661	5,086
Accounts payable - trade	(50,795)	(50,808)	13
Accrued expenses and other payables	(963)	(1,020)	57
Long-term debt	(10,234)	(10,234)	—
Fair value of net assets acquired	$132,387	$132,387	$—

Consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired	$87,444
Value of common units issued	44,943
Total consideration paid	$132,387

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

common units from us. On January 11, 2013, the former owners of Third Coast purchased 344,680 common units from us for $8.0 million pursuant to this agreement.

During the year ended March 31, 2014, we completed the acquisition accounting for this business combination. The following table presents the final calculation of the fair value of the assets acquired (and useful lives) and liabilities assumed in the acquisition of Third Coast:

		Estimated at
		March 31,
	Final	2013	Change
	(in thousands)
Accounts receivable - trade	$2,195	$2,248	$(53)
Inventories	140	140	—
Property, plant and equipment:
Barges and towboats (20 years)	17,711	12,883	4,828
Other	—	30	(30)
Intangible assets:
Customer relationships (3 years)	3,000	4,000	(1,000)
Trade names (indefinite life)	850	500	350
Goodwill	18,847	22,551	(3,704)
Other noncurrent assets	2,733	2,733	—
Accounts payable - trade	(2,429)	(2,048)	(381)
Accrued expenses and other payables	(164)	(154)	(10)
Fair value of net assets acquired	$42,883	$42,883	$—

Consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired	$35,000
Value of common units issued	7,883
Total consideration paid	$42,883

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

Other Crude Oil Logistics and Water Solutions Business Combinations

During the year ended March 31, 2013, we completed four separate acquisitions to expand the assets and operations of our crude oil logistics and water solutions businesses. On a combined basis, we paid $52.6 million in cash and assumed $1.3 million of long-term debt in the form of non-compete agreements. We also issued 516,978 common units, valued at $12.4 million, as partial consideration for one of these acquisitions. We incurred and charged to general and administrative expense during the year ended March 31, 2013 $0.3 million of costs related to these acquisitions.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

During the year ended March 31, 2014, we completed the acquisition accounting for these business combinations. The following table presents the final calculation of the fair value of the assets acquired (and useful lives) and liabilities assumed in the acquisition of these businesses:

		Estimated at
		March 31,
	Final	2013	Change
	(in thousands)
Accounts receivable - trade	$2,676	$2,660	$16
Inventories	191	191	—
Prepaid expenses and other current assets	737	738	(1)
Property, plant and equipment:
Land	218	191	27
Vehicles (5—10 years)	853	771	82
Water treatment facilities and equipment (3—30 years)	13,665	13,322	343
Buildings and leasehold improvements (5—30 years)	895	2,233	(1,338)
Crude oil tanks and related equipment (2—15 years)	4,510	1,781	2,729
Other (3—5 years)	27	2	25
Construction in progress	490	693	(203)
Intangible assets:
Customer relationships (5—10 years)	13,125	6,800	6,325
Non-compete agreements (3 years)	164	510	(346)
Trade names (indefinite life)	2,100	500	1,600
Goodwill	34,451	43,822	(9,371)
Accounts payable - trade	(3,374)	(3,374)	—
Accrued expenses and other payables	(1,914)	(2,026)	112
Notes payable	(1,340)	(1,340)	—
Other noncurrent liabilities	(156)	(156)	—
Noncontrolling interest	(2,333)	(2,333)	—
Fair value of net assets acquired	$64,985	$64,985	$—

Consideration paid consists of the following (in thousands):

Cash paid, net of cash acquired	$52,552
Value of common units issued	12,433
Total consideration paid	$64,985

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Retail Propane Combinations During the Year Ended March 31, 2013

During the year ended March 31, 2013, we entered into six separate business combination agreements to acquire retail propane and distillate operations, primarily in the northeastern and southeastern United States. On a combined basis, we paid cash of $71.4 million and issued 850,676 common units, valued at $18.9 million, in exchange for these assets. We also assumed $6.6 million of long-term debt in the form of non-compete agreements. We incurred and charged to general and administrative expense during the year ended March 31, 2013 $0.3 million related to these acquisitions. The fair values of the assets acquired and liabilities assumed in these six combinations are as follows (in thousands):

Accounts receivable - trade	$8,715
Inventory	5,155
Other current assets	1,228
Property, plant and equipment:
Land	1,945
Retail propane equipment (5—20 years)	28,763
Vehicles (5 years)	11,344
Buildings and leasehold improvements (30 years)	7,052
Other	1,201
Intangible assets:
Customer relationships (10—15 years)	16,890
Trade names (indefinite)	2,924
Non-compete agreements (5 years)	1,387
Goodwill	21,983
Other non-current assets	784
Long-term debt, including current portion	(6,594)
Other assumed liabilities	(12,511)
Fair value of net assets acquired	$90,266

Consideration paid consists of the following (in thousands):

Cash consideration paid	$71,392
Value of common units issued	18,874
Total consideration	$90,266

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Pro Forma Results of Operations (Unaudited)

As described above, we completed a number of acquisitions during the years ended March 31, 2014 and 2013. The operations of each acquired business have been included in our consolidated results of operations since the date of acquisition of the business. The unaudited pro forma consolidated data presented below has been prepared as if the following acquisitions had been completed on April 1, 2012:

•                  High Sierra;

•                  Pecos;

•                  Third Coast;

•                  OWL; and

•                  Gavilon Energy.

The unaudited pro forma consolidated data presented below has also been prepared as if the following transactions, which are described in Notes 8 and 11 to these consolidated financial statements, had been completed on April 1, 2012:

•                  Our sale of common units in December 2013 in a private placement;

•                  The amendment of our Credit Agreement in November 2013;

•                  Our issuance of senior unsecured notes in October 2013;

•                  Our sale of common units in September 2013 in a public offering;

•                  The sale of common units in a public offering in July 2013;

•                  Our entry into the Credit Agreement in June 2012; and

•                  Our issuance of senior notes in June 2012.

	Year Ended March 31,
	2014	2013
	(in thousands, except per unit amounts)
Revenues	$9,800,398	$5,697,988
Net income (loss)	798	(72,171)
Net loss attributable to limited partners	(14,446)	(75,251)
Basic and diluted loss per common unit	(0.18)	(0.95)
Basic and diluted loss per subordinated unit	(0.18)	(0.95)

The pro forma consolidated data in the table above was prepared by adding historical results of operations of acquired businesses to our historical results of operations and making certain pro forma adjustments. The pro forma information is not necessarily indicative of the results of operations that would have occurred if the transactions had occurred on April 1, 2012, nor is it necessarily indicative of future results of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Gavilon Energy historically conducted trading operations, whereas we operate as a logistics business. Gavilon Energy’s historical results of operations were subject to more volatility as a result of its trading operations than we would expect future results of operations to have under our business model. In the pro forma data in the table above, no pro forma effect was given to the change in business model from a trading business to a logistics business. Gavilon Energy historically recorded revenues net of product costs. In the pro forma table above, no pro forma effect was given to the fact that this accounting policy is different than our accounting policy.

The pro forma net loss for the year ended March 31, 2013 in the table above includes $4.8 million of expense related to the retirement of a liability associated with a business combination that OWL completed prior to our acquisition of OWL. This non-recurring expense is not excluded from the pro forma net loss, as it does not directly result from our acquisition of OWL.

The pro forma net loss for the year ended March 31, 2014 shown in the table above reflects depreciation and amortization expense estimates which are preliminary, as our identification of the assets and liabilities acquired, and the fair value determinations thereof, for the business combination with Gavilon Energy have not been completed.

The pro forma losses per unit have been computed based on earnings or losses allocated to the limited partners after deducting the total earnings allocated to the general partner. To calculate earnings attributable to the general partner, we have used historical distribution amounts. For purposes of this calculation, we have assumed that the common units outstanding at March 31, 2014 were outstanding during the full years presented above.

Year Ended March 31, 2012

Osterman

On October 3, 2011, we completed a business combination transaction with Osterman, whereby we acquired retail propane operations in the northeastern United States. We issued 4,000,000 common units and paid $94.9 million of cash, net of cash acquired, in exchange for the assets and operations of Osterman. The agreement also contemplated a post-closing payment of $4.8 million for certain specified working capital items, which was paid in November 2012. We valued the 4 million limited partner common units at $81.9 million based on the closing price of our common units on the closing date ($20.47 per unit). We incurred and charged to general and administrative expense during the year ended March 31, 2012 $0.8 million of costs incurred in connection with the Osterman transaction. We also incurred costs related to the equity issuance of $0.1 million that we charged to equity. The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Accounts receivable - trade	$9,350
Inventories	3,869
Prepaid expenses and other current assets	215
Property, plant and equipment:
Land	2,349
Retail propane equipment (15—20 years)	47,160
Vehicles (5—20 years)	7,699
Buildings and leasehold improvements (30 years)	3,829
Other (3—5 years)	732
Intangible assets:
Customer relationships (20 years)	54,500
Trade names (indefinite life)	8,500
Non-compete agreements (7 years)	700
Goodwill	52,267
Assumed liabilities	(9,654)
Consideration paid, net of cash acquired	$181,516

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Consideration paid consists of the following (in thousands):

Cash paid at closing, net of cash acquired	$94,873
Fair value of common units issued at closing	81,880
Working capital payment (paid in November 2012)	4,763
Consideration paid, net of cash acquired	$181,516

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

SemStream

On November 1, 2011, we completed a business combination with SemStream. We entered into this business combination in order to expand our liquids segment. SemStream contributed substantially all of its natural gas liquids business and assets to us in exchange for 8,932,031 of our limited partner common units and a cash payment of $91.0 million. We have valued the 8.9 million limited partner common units at $184.8 million, based on the closing price of our common units on the closing date ($21.07) reduced by the expected present value of distributions for certain units which were not eligible for full distributions until the quarter ending September 30, 2012. In addition, in exchange for a cash contribution, SemStream acquired a 7.5% interest in our general partner. We incurred and charged to general and administrative expense during the year ended March 31, 2012 $0.7 million of costs related to the SemStream transaction. We also incurred costs of less than $0.1 million related to the equity issuance that we charged to equity.

The acquired assets included 12 natural gas liquids terminals in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin, 12 million gallons of aboveground propane storage, 3.7 million barrels of underground leased storage for natural gas liquids and a rail fleet of 350 leased and 12 owned cars.

We have included the results of SemStream’s operations in our consolidated financial statements beginning November 1, 2011. The operations of SemStream are reflected in our liquids segment.

The following table presents the fair values of the assets acquired and liabilities assumed in the SemStream combination (in thousands):

Inventories	$104,226
Derivative assets	3,578
Assets held for sale	3,000
Prepaid expenses and other current assets	9,833
Property, plant and equipment:
Land	3,470
Natural gas liquids terminal assets (20—30 years)	41,434
Vehicles and railcars (5 years)	470
Other (5 years)	3,326
Investment in capital lease	3,112
Intangible assets:
Customer relationships (8—15 years)	31,950
Lease contracts (1—4 years)	1,008
Goodwill	74,924
Assumed current liabilities	(4,591)
Consideration paid	$275,740

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

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

Pacer Combination

On January 3, 2012, we completed a business combination with Pacer in order to expand our retail propane operations. The combination was funded with cash of $32.2 million and the issuance of 1.5 million common units. We valued the 1.5 million common units based on the closing price of our common units on the closing date. We incurred and charged to general and administrative expense during the year ended March 31, 2012 $0.7 million of costs related to the Pacer transaction. We also incurred costs of $0.1 million related to the equity issuance that we charged to equity.

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

Consideration paid consists of the following (in thousands):

Cash	$32,213
Common units	30,375
Consideration paid	$62,588

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Accounts receivable - trade	$4,389
Inventories	965
Prepaid expenses and other current assets	43
Property, plant and equipment:
Land	1,967
Retail propane equipment (15—20 years)	12,793
Vehicles (5 years)	3,090
Buildings and leasehold improvements (30 years)	409
Other (3—5 years)	59
Intangible assets:
Customer relationships (15 years)	23,560
Trade names (indefinite life)	2,410
Non-compete agreements	1,520
Goodwill	15,782
Assumed liabilities	(4,399)
Consideration paid	$62,588

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

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

North American Combination

On February 3, 2012, we completed a business combination with North American in order to expand our retail propane operations. The combination was funded with cash of $69.8 million. We incurred and charged to general and administrative expense during the year ended March 31, 2012 $1.6 million of costs related to the North American acquisition.

The assets acquired from North American include retail propane and distillate operations in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, and Rhode Island.

The following table presents the allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Accounts receivable - trade	$10,338
Inventories	3,437
Prepaid expenses and other current assets	282
Property, plant and equipment:
Land	2,251
Retail propane equipment (15—20 years)	24,790
Natural gas liquids terminal assets (15—20 years)	1,044
Vehicles (5—15 years)	5,819
Buildings and leasehold improvements (30 years)	2,386
Other (3—5 years)	634
Intangible assets:
Customer relationships (10 years)	12,600
Trade names (10 years)	2,700
Non-compete agreements (3 years)	700
Goodwill	13,978
Assumed liabilities	(11,129)
Consideration paid	$69,830

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

Other Acquisitions

During the year ended March 31, 2012, we closed three additional acquisitions for cash payments of $6.4 million on a combined basis. We also assumed $0.6 million in long-term debt in the form of non-compete agreements. These operations have been included in our results of operations since the acquisition dates, and have not been material to our consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Note 5 — Property, Plant and Equipment

Our property, plant and equipment consists of the following:

	March 31,
		2013
Description and Estimated Useful Lives	2014	(Note 2)
	(in thousands)
Natural gas liquids terminal assets (2—30 years)	$75,141	$63,637
Retail propane equipment (2—30 years)	160,758	152,802
Vehicles (3—25 years)	152,676	88,173
Water treatment facilities and equipment (3—30 years)	180,985	91,944
Crude oil tanks and related equipment (2—40 years)	106,125	22,577
Barges and towboats (5—40 years)	52,217	25,963
Information technology equipment (3—7 years)	20,768	12,169
Buildings and leasehold improvements (3—40 years)	60,004	48,975
Land	30,241	21,815
Linefill and tank bottoms	13,403	—
Other (5—30 years)	6,341	16,104
Construction in progress	80,251	32,405
	938,910	576,564
Less: Accumulated depreciation	(109,564)	(50,127)
Net property, plant and equipment	$829,346	$526,437

Depreciation expense was $59.9 million, $39.2 million and $10.6 million during the years ended March 31, 2014, 2013 and 2012, respectively. During the year ended March 31, 2014, we capitalized $0.7 million of interest expense.

Note 6 — Goodwill

The changes in the balance of goodwill were as follows:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Beginning of period, as retrospectively adjusted (Note 2)	$555,220	$167,245	$8,568
Acquisitions	551,786	387,975	158,677
End of period, as retrospectively adjusted (Note 2)	$1,107,006	$555,220	$167,245

Goodwill by reportable segment is as follows:

	March 31,
	2014	2013
	(in thousands)
Crude oil logistics	$606,383	$246,345
Water solutions	262,203	109,470
Liquids	90,135	87,136
Retail propane	114,285	112,269
Refined products	22,000	—
Renewables	12,000	—
	$1,107,006	$555,220

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Note 7 — Intangible Assets

Our intangible assets consist of the following:

		March 31, 2014		March 31, 2013
				Gross Carrying
	Amortizable	Gross Carrying	Accumulated	Amount	Accumulated
	Lives	Amount	Amortization	(Note 2)	Amortization
			(in thousands)
Amortizable -
Customer relationships (1)	3–20 years	$697,405	$83,261	$405,160	$30,959
Water facility development agreement	5 years	14,000	2,100	—	—
Lease and other agreements	5–8 years	23,920	13,190	15,210	7,018
Non-compete agreements	2–7 years	14,161	6,388	11,509	2,871
Trade names	1–10 years	15,489	3,081	2,784	326
Debt issuance costs	5–10 years	44,089	8,708	19,494	2,981
Total amortizable		809,064	116,728	454,157	44,155

Non-amortizable -
Trade names		22,620		31,430
Total		$831,684	$116,728	$485,587	$44,155

(1)         The weighted-average remaining amortization period for customer relationship intangible assets is approximately nine years.

Amortization expense was as follows:

	Year Ended March 31,
Recorded in	2014	2013	2012
	(in thousands)
Depreciation and amortization	$60,855	$29,657	$4,538
Cost of sales	6,172	5,285	800
Interest expense	5,727	3,375	1,277
Loss on early extinguishment of debt	—	5,769	—
	$72,754	$44,086	$6,615

Expected amortization of our intangible assets is as follows (in thousands):

Year Ending March 31,
2015	$88,970
2016	83,449
2017	76,826
2018	72,857
2019	66,826
Thereafter	303,408
$692,336

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Note 8 — Long-Term Obligations

Our long-term debt consists of the following:

	March 31,
	2014	2013
	(in thousands)
Revolving credit facility —
Expansion capital loans	$532,500	$441,500
Working capital loans	389,500	36,000
Senior notes	250,000	250,000
Unsecured notes	450,000	—
Other notes payable	14,914	21,562
	1,636,914	749,062

Less - current maturities	7,080	8,626
Long-term debt	$1,629,834	$740,436

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

The Working Capital Facility had a total capacity of $935.5 million for cash borrowings and letters of credit at March 31, 2014. At March 31, 2014, we had outstanding cash borrowings of $389.5 million and outstanding letters of credit of $270.6 million on the Working Capital Facility. The Expansion Capital Facility had a total capacity of $785.5 million for cash borrowings at March 31, 2014. At March 31, 2014, we had outstanding cash borrowings of $532.5 million on the Expansion Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base,” as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to pre-pay outstanding borrowings under the Credit Agreement without incurring any penalties, and pre-payments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 0.50% to 1.50% per annum or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At March 31, 2014, the interest rate in effect on outstanding LIBOR borrowings was 1.91%, calculated as the LIBOR rate of 0.16% plus a margin of 1.75%. At March 31, 2014, the interest rate in effect on letters of credit was 1.75%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. At March 31, 2014, our outstanding borrowings and interest rates under our Revolving Credit Facility were as follows (dollars in thousands):

	Amount	Rate
Expansion capital facility —
LIBOR borrowings	$532,500	1.91%
Working capital facility —
LIBOR borrowings	358,000	1.91%
Base rate borrowings	31,500	4.00%

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our “leverage ratio,” as defined in the Credit Agreement, cannot exceed 4.25 to 1.0 at any quarter end. At March 31, 2014, our leverage ratio was approximately 3 to 1. The Credit Agreement also specifies that our “interest coverage ratio,” as defined in the Credit Agreement,

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At March 31, 2014, our interest coverage ratio was approximately 7 to 1.

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

At March 31, 2014, we were in compliance with the covenants under the Credit Agreement.

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

At March 31, 2014, we were in compliance with the covenants under the Note Purchase Agreement and the Senior Notes.

Unsecured Notes

On October 16, 2013, we issued $450.0 million of 6.875% senior unsecured notes (the “Unsecured Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A and Regulation S under the Securities Act. We received net proceeds of $438.4 million, after the initial purchasers’ discount of $10.1 million and estimated offering costs of $1.5 million. We used the net proceeds to reduce the outstanding balance on our Revolving Credit Facility.

The Unsecured Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year. We have the right to redeem the Unsecured Notes prior to the maturity date, although we would be required to pay a premium for early redemption.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

At March 31, 2014, we were in compliance with the covenants under the Unsecured Notes.

We also entered into a registration rights agreement whereby we have committed to exchange the Unsecured Notes for a new issue of notes registered under the Securities Act that has substantially identical terms to the Unsecured Notes on or before October 16, 2014. If we are unable to fulfill this obligation, we would be required to pay liquidated damages to the holders of the Unsecured Notes.

Other Notes Payable

We have executed various non-interest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. We also have certain notes payable related to equipment financing, which have interest rates ranging from 2.1% to 4.9% at March 31, 2014.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2014:

	Revolving			Other
	Credit	Senior	Unsecured	Notes
Year Ending March 31,	Facility	Notes	Notes	Payable	Total
			(in thousands)
2015	$—	$—	$—	$7,081	$7,081
2016	—	—	—	3,614	3,614
2017	—	—	—	2,356	2,356
2018	—	25,000	—	1,449	26,449
2019	922,000	50,000	—	238	972,238
Thereafter	—	175,000	450,000	176	625,176
	$922,000	$250,000	$450,000	$14,914	$1,636,914

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

Note 9 — Income Taxes

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

We have certain taxable corporate subsidiaries in the United States and Canada. In addition, our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales.

A publicly traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources. Income generated by our taxable corporate subsidiaries is excluded from this qualifying income calculation. Although we routinely generate income outside of our corporate subsidiaries that is non-qualifying, we believe that at least 90% of our gross income has been qualifying income for each of the calendar years since our IPO.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in the consolidated financial statements at March 31, 2014.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Note 10 — Commitments and Contingencies

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

Canadian Fuel and Sales Taxes

The taxing authority of a province in Canada completed an audit of fuel and sales tax payments and alleged that an entity we acquired should have collected from customers and remitted to the taxing authority fuel and sales taxes on certain historical sales. We recorded in the acquisition accounting a liability of $0.8 million (net of receivables for expected recoveries from other parties). We now believe this matter is resolved, and we removed the liability from our consolidated balance sheet and recorded a corresponding reduction to cost of sales during the year ended March 31, 2014.

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

Asset Retirement Obligations

We have recorded a liability of $2.3 million at March 31, 2014 for asset retirement obligations. This liability is related to wastewater disposal facilities and crude oil facilities for which we have contractual and regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are retired.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, and equipment. Future minimum lease payments under contractual commitments at March 31, 2014 are as follows (in thousands):

Year Ending March 31,
2015	$133,170
2016	93,454
2017	64,209
2018	49,802
2019	29,213
Thereafter	58,182
Total	$428,030

Rental expense relating to operating leases was $98.3 million, $84.2 million, and $5.2 million during the years ended March 31, 2014, 2013, and 2012, respectively.

Sales and Purchase Contracts

We have entered into sales and purchase contracts for products to be delivered in future periods for which we expect the parties to physically settle the contracts with inventory. At March 31, 2014, we had the following such commitments outstanding:

	Volume	Value
	(in thousands)
Natural gas liquids fixed-price purchase commitments (gallons)	31,111	$39,117
Natural gas liquids floating-price purchase commitments (gallons)	522,947	618,293
Natural gas liquids fixed-price sale commitments (gallons)	63,944	77,682
Natural gas liquids floating-price sale commitments (gallons)	272,495	395,095
Crude oil fixed-price purchase commitments (barrels)	4,016	364,557
Crude oil fixed-price sale commitments (barrels)	3,574	324,765

We account for the contracts shown in the table above as normal purchases and normal sales. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs. Contracts in the table above may have offsetting derivative contracts (described in Note 12) or inventory positions (described in Note 2).

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value on our consolidated balance sheet and are not included in the data in the table above. These contracts are included in the derivative disclosures in Note 12, and represent $43.5 million of our prepaid expenses and other current assets and $34.6 million of our accrued expenses and other payables at March 31, 2014.

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

We expect the subordination period to end in August 2014. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

Our general partner is not obligated to make any additional capital contributions or to guarantee or pay any of our debts and obligations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Initial Public Offering

On May 17, 2011, we completed our IPO. We sold a total of 4,025,000 common units in our IPO at $21.00 per unit. Our proceeds from the sale of 3,850,000 common units of $71.9 million, net of total offering costs of $9.0 million, were used to repay advances under our acquisition credit facility and for general partnership purposes. Proceeds from the sale of 175,000 common units ($3.4 million) from the underwriters’ exercise of their option to purchase additional common units from us were used to redeem 175,000 of the common units outstanding prior to our IPO. Upon the completion of our IPO and the underwriters’ exercise in full of their option to purchase additional common units from us and the redemption, we had outstanding 8,864,222 common units, 5,919,346 subordinated units, a 0.1% general partner interest, and IDRs.

Common Units Issued in Business Combinations

As described in Note 4, we issued common units as partial consideration for several acquisitions. These are summarized below:

Osterman combination	4,000,000
SemStream combination	8,932,031
Pacer combination	1,500,000
Total - Year Ended March 31, 2012	14,432,031

High Sierra combination	20,703,510
Retail propane combinations	850,676
Crude oil logistics and water solutions combinations	516,978
Pecos combination	1,834,414
Third Coast combination	344,680
Total - Year Ended March 31, 2013	24,250,258

Water solutions combinations	222,381
Crude oil logistics combinations	175,211
OWL combination	2,463,287
Total - Year Ended March 31, 2014	2,860,879

In connection with the completion of certain of these transactions, we amended our Registration Rights Agreement, which provides for certain registration rights for certain holders of our common units.

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

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 0.1% general partner interest, assume our general partner has contributed any additional capital necessary to maintain its 0.1% general partner interest and has not transferred its IDRs and there are no arrearages on common units.

					Marginal Percentage Interest In
	Total Quarterly				Distributions
	Distribution per Unit				Unitholders	General Partner
Minimum quarterly distribution				$ 0.337500	99.9%	0.1%
First target distribution	above	$ 0.337500	up to	$ 0.388125	99.9%	0.1%
Second target distribution	above	$ 0.388125	up to	$ 0.421875	86.9%	13.1%
Third target distribution	above	$ 0.421875	up to	$ 0.506250	76.9%	23.1%
Thereafter	above	$ 0.506250			51.9%	48.1%

On May 5, 2011, we made a distribution of $3.9 million from available cash to our general partner and common unitholders at March 31, 2011.

The following table summarizes the distributions declared subsequent to our IPO:

			Amount	Amount Paid to	Amount Paid to
Date Declared	Record Date	Date Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927
April 25, 2013	May 6, 2013	May 15, 2013	0.4775	25,605	1,189
July 25, 2013	August 5, 2013	August 14, 2013	0.4938	31,725	1,739
October 23, 2013	November 4, 2013	November 14, 2013	0.5113	35,908	2,491
January 23, 2014	February 4, 20143	February 14, 2014	0.5313	42,150	4,283
April 24, 2014	May 5, 2014	May 15, 2014	0.5513	43,737	5,754

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Several of our business combination agreements contained provisions that temporarily limited the distributions to which the newly-issued units were entitled. The following table summarizes the number of equivalent units that were not eligible to receive a distribution on each of the record dates:

Equivalent
Units Not
Record Date	Eligible
August 3, 2011	—
October 31, 2011	4,000,000
February 3, 2012	7,117,031
April 30, 2012	3,932,031
August 3, 2012	17,862,470
October 29, 2012	516,978
February 4, 2013	1,202,085
May 6, 2013	—
August 5, 2013	—
November 4, 2013	979,886
February 4, 2014	—
May 5, 2014	—

Equity-Based Incentive Compensation

Our general partner has adopted a long-term incentive plan (“LTIP”) which allows for the issuance of equity-based compensation to employees and directors. The board of directors of our general partner has granted certain restricted units to employees and directors, which will vest in tranches, subject to the continued service of the recipients. The awards may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

The following table summarizes the restricted unit activity during the years ended March 31, 2014 and 2013:

Unvested restricted units at March 31, 2012	—
Units granted	1,684,400
Units vested and issued	(156,802)
Units withheld for employee taxes	(61,698)
Units forfeited	(21,000)
Unvested restricted units at March 31, 2013	1,444,900
Units granted	494,000
Units vested and issued	(296,269)
Units withheld for employee taxes	(122,531)
Units forfeited	(209,000)
Unvested restricted units at March 31, 2014	1,311,100

The scheduled vesting of the awards is summarized below:

Vesting Date	Number of Awards
July 1, 2014	408,300
January 1, 2015	4,000
July 1, 2015	341,300
January 1, 2016	4,000
July 1, 2016	322,500
January 1, 2017	4,000
July 1, 2017	192,500
January 1, 2018	4,000
July 1, 2018	30,500
Total unvested units at March 31, 2014	1,311,100

We record the expense for each tranche on a straight-line basis over the period beginning with the vesting of the previous tranche and ending with the vesting of the tranche. We adjust the cumulative expense recorded through the reporting date using the estimated fair value of the awards at the reporting date. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth. We estimate that the future expense we will record on the unvested awards at March 31, 2014 will be as follows (in thousands), after taking into consideration an estimate of forfeitures of 95,000 units. For purposes of this calculation, we have used the closing price of the common units on March 31, 2014, which was $37.53.

Year Ending March 31,
2015	$14,393
2016	11,279
2017	7,429
2018	2,310
2019	229
Total	$35,640

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Following is a rollforward of the liability related to equity-based compensation, which is reported within accrued expenses and other payables on our consolidated balance sheets (in thousands):

Balance at March 31, 2012	$—
Expense recorded	10,138
Value of units vested and issued	(3,627)
Taxes paid on behalf of participants	(1,468)
Balance at March 31, 2013	5,043
Expense recorded	17,804
Value of units vested and issued	(9,085)
Taxes paid on behalf of participants	(3,750)
Balance at March 31, 2014	$10,012

The weighted-average fair value of the awards at March 31, 2014 was $33.78, which was calculated as the closing price of the common units on March 31, 2014, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth.

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common and subordinated units. The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common and subordinated units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. At March 31, 2014, 6.2 million units remain available for issuance under the LTIP.

Note 12 — Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values, due to their short-term nature. We believe the carrying amounts of our long-term debt instruments, including the Revolving Credit Facility and the Senior Notes, approximate their fair values, as we do not believe market conditions have changed materially since we entered into these debt agreements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

Commodity Derivatives

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at March 31, 2014:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$4,990	$(3,258)
Level 2 measurements	49,605	(43,303)
	54,595	(46,561)

Netting of counterparty contracts(1)	(4,347)	4,347
Cash collateral provided or held	456	—
Commodity contracts reported on consolidated balance sheet	$50,704	$(42,214)

(1)         Relates to derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty.

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at March 31, 2013:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$947	$(3,324)
Level 2 measurements	9,911	(13,280)
	10,858	(16,604)

Netting of counterparty contracts(1)	(3,503)	3,503
Cash collateral provided or held	(1,760)	400
Commodity contracts reported on consolidated balance sheet	$5,595	$(12,701)

(1)         Relates to derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty.

The commodity derivative assets (liabilities) are reported in the following accounts on the consolidated balance sheets:

	March 31,
	2014	2013
	(in thousands)
Prepaid expenses and other current assets	$50,704	$5,551
Other noncurrent assets	—	44
Accrued expenses and other payables	(42,214)	(12,701)
Net asset (liability)	$8,490	$(7,106)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

The following table sets forth our open commodity derivative contract positions at March 31, 2014 and 2013. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Total Notional Units (Barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2014 -
Cross-commodity (1)	April 2014 – March 2015	140	$(1,876)
Crude oil fixed-price (2)	April 2014 – March 2015	(1,600)	(2,796)
Crude oil index (3)	April 2014 – December 2015	3,598	6,099
Propane fixed-price (4)	April 2014 – March 2015	60	1,753
Refined products fixed-price (5)	April 2014 – July 2014	732	560
Renewable products fixed-price (6)	April 2014 – July 2014	106	4,084
Other	April 2014	—	210
			8,034
Net cash collateral provided			456
Net value of commodity derivatives on consolidated balance sheet			$8,490

At March 31, 2013 -
Cross-commodity (1)	April 2013 - March 2014	430	$(10,208)
Crude oil fixed-price (2)	April 2013 - March 2014	(144)	1,033
Crude oil index (3)	April 2013 - June 2014	(91)	153
Propane fixed-price (4)	April 2013 - March 2014	(282)	3,197
Other	May 2013 - June 2013	8	79
			(5,746)
Net cash collateral held			(1,360)
Net value of commodity derivatives on consolidated balance sheet			$(7,106)

(1)         Cross-commodity — Our operating segments may purchase or sell a physical commodity where the underlying contract pricing mechanisms are tied to different commodity price indices. The contracts listed in this table as “Cross-commodity” represent derivatives we have entered into as economic hedges against the risk of one commodity price moving relative to another commodity price.

(2)         Crude oil fixed-price — Our crude oil logistics segment routinely purchases crude oil inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “Crude oil fixed-price” represent derivatives we have entered into as an economic hedge against the risk that crude oil prices will decline while we are holding the inventory.

(3)         Crude oil index — Our crude oil logistics segment may purchase or sell crude oil where the underlying contract pricing mechanisms are tied to different crude oil indices. These indices may vary in the type or location of crude oil, or in the timing of delivery within a given month. The contracts listed in this table as “Crude oil index” represent derivatives we have entered into as an economic hedge against the risk of one crude oil index moving relative to another crude oil index.

(4)         Propane fixed-price — Our liquids segment routinely purchases inventory during the warmer months and stores the inventory for sale in the colder months. The contracts listed in this table as “Propane fixed-price” represent derivatives we have entered into as an economic hedge against the risk that propane prices will decline while we are holding the inventory.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

(5)         Refined products fixed-price — Our refined products segment routinely purchases refined products inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “Refined products fixed-price” represent derivatives we have entered into as an economic hedge against the risk that refined product prices will decline while we are holding the inventory.

(6)         Renewable products fixed-price — Our renewables segment routinely purchases biodiesel and ethanol inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “Renewable products fixed-price” represent derivatives we have entered into as an economic hedge against the risk that biodiesel or ethanol prices will decline while we are holding the inventory.

We recorded the following net gains (losses) from our commodity derivatives to cost of sales:

Year Ended March 31,
2014	$(43,655)
2013	(4,381)
2012	5,676

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

We may enter into industry standard master netting agreements and may enter into cash collateral agreements requiring the counterparty to deposit funds into a brokerage margin account. The netting agreements reduce our credit risk by providing for net settlement of any offsetting positive and negative exposures with counterparties. The cash collateral agreements reduce the level of our net counterparty credit risk because the amount of collateral represents additional funds that we may access to net settle positions due us, and the amount of collateral adjusts each day in response to changes in the market value of counterparty derivatives.

Our counterparties consist primarily of financial institutions and energy companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

As is customary in the crude oil industry, we generally receive payment from customers on a monthly basis. As a result, receivables from individual customers in our crude oil logistics are typically higher than the receivables from customers of our other segments.

Failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated statements of financial position and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2014, we have $922.0 million of outstanding borrowings under our Revolving Credit Facility at a rate of 1.98%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.2 million on the $922.0 million of outstanding borrowings on the revolving credit facility at March 31, 2014.

Note 13 — Segments

Our reportable segments are based on the way in which our management structure is organized. Certain financial data related to our segments is shown below. Transactions between segments are recorded based on prices negotiated between the segments.

Our crude oil logistics segment sells crude oil and provides crude oil transportation services to wholesalers, refiners, and producers. Our water solutions segment provides services for the transportation, treatment, and disposal of wastewater generated from crude oil and natural gas production, and generates revenue from the sale of recycled wastewater and recovered hydrocarbons. Our liquids segment supplies propane, butane, and other products, and provides natural gas liquids transportation, terminaling, and storage services to retailers, wholesalers, and refiners. Our retail propane segment sells propane and distillates to end users consisting of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

residential, agricultural, commercial, and industrial customers, and to certain re-sellers. Our retail propane segment consists of two divisions, which are organized based on the location of the operations.

We also operate a refined products marketing business, which purchases gasoline and diesel fuel from suppliers and typically sells these products in back-to-back contracts to customers at a nationwide network of third-party owned terminaling and storage facilities. We also operate a renewables business, which purchases ethanol primarily at production facilities, and transports the ethanol for sale at various locations to refiners and blenders, and purchases biodiesel from production facilities in the Midwest and in Houston, Texas, and transports the product using leased railcars for sale to refiners and blenders. These businesses were acquired in our December 2013 acquisition of Gavilon Energy.

Items labeled “corporate and other” in the table below include the operations of a compressor leasing business that we acquired in our June 2012 merger with High Sierra and sold in February 2014, and the natural gas marketing operations that we acquired in our December 2013 acquisition of Gavilon Energy and began winding down during fiscal 2014. The “corporate and other” category also includes certain corporate expenses that are incurred and are not allocated to the reportable segments. This data is included to reconcile the data for the reportable segments to data in our consolidated financial statements.

Certain information related to the results of operations of each segment is shown in the tables below:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Revenues:
Crude oil logistics -
Crude oil sales	$4,559,923	$2,322,706	$—
Crude oil transportation and other	36,469	16,442	—
Water solutions -
Water treatment and disposal	125,788	54,334	—
Water transportation	17,312	7,893	—
Liquids -
Propane sales	1,632,948	841,448	923,022
Other product sales	1,231,965	858,276	251,627
Other revenues	31,062	33,954	2,462
Retail propane -
Propane sales	388,225	288,410	175,417
Distillate sales	127,672	106,192	6,547
Other revenues	35,918	35,856	17,370
Refined products	1,180,895	—	—
Renewables	176,781	—	—
Corporate and other	437,713	4,233	—
Eliminations of intersegment sales	(283,397)	(151,977)	(65,972)
Total revenues	$9,699,274	$4,417,767	$1,310,473

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Depreciation and amortization:
Crude oil logistics	$22,111	$9,176	$—
Water solutions	55,105	20,923	—
Liquids	11,018	11,085	3,661
Retail propane	28,878	25,496	11,450
Refined products	109	—	—
Renewables	516	—	—
Corporate and other	3,017	2,173	—
Total depreciation and amortization	$120,754	$68,853	$15,111

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Operating income (loss):
Crude oil logistics	$678	$34,236	$—
Water solutions	10,317	8,576	—
Liquids	71,888	30,336	9,735
Retail propane	61,285	46,869	9,616
Refined products	4,080	—	—
Renewables	2,434	—	—
Corporate and other	(44,117)	(32,710)	(4,321)
Total operating income	$106,565	$87,307	$15,030

The table below shows additions to property, plant and equipment for each segment. This information has been prepared on the accrual basis, and includes property, plant and equipment acquired in acquisitions.

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Additions to property, plant and equipment, including acquisitions (accrual basis):
Crude oil logistics	$204,642	$89,860	$—
Water solutions	100,877	137,116	—
Liquids	52,560	15,129	50,276
Retail propane	24,430	66,933	150,181
Refined products	719	—	—
Renewables	519	—	—
Corporate and other	7,242	17,858	—
Total	$390,989	$326,896	$200,457

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

The following tables show long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment:

	March 31,
		2013
	2014	(Note 2)
	(in thousands)
Total assets:
Crude oil logistics	$1,723,812	$801,351
Water solutions	875,714	466,412
Liquids	577,795	474,141
Retail propane	541,832	513,301
Refined products	157,581	—
Renewables	145,649	—
Corporate and other	144,840	36,413
Total	$4,167,223	$2,291,618

Long-lived assets, net:
Crude oil logistics	$980,978	$357,230
Water solutions	848,479	453,909
Liquids	274,846	238,192
Retail propane	438,324	441,762
Refined products	27,017	—
Renewables	33,703	—
Corporate and other	47,961	31,996
Total	$2,651,308	$1,523,089

Note 14 — Disposals and Impairments

We acquired Gavilon Energy in December 2013, which operated a natural gas marketing business. During March 2014, we assigned all of the storage and transportation contracts of the natural gas marketing business to a third party. Since these contracts were at unfavorable terms relative to current market conditions, we paid $44.8 million to assign these contracts. We recorded a liability of $50.8 million related to these storage and transportation contracts in the acquisition accounting, and we amortized $6.0 million of this balance through cost of sales during the period from the acquisition date through the date we assigned the contracts. We also assigned all forward purchase and sale contracts and all financial derivative contracts, and thereby wound down the natural gas business. Our consolidated statement of operations for the year ended March 31, 2014 includes $1.4 million of operating income related to the natural gas business, which is reported within “corporate and other” in the segment disclosures in Note 13.

We acquired High Sierra in June 2012, which operated a compressor leasing business. We sold the compressor leasing business in February 2014 for $10.8 million (net of the amount due to the owner of the noncontrolling interest in the business). We recorded a gain on the sale of the business of $4.4 million, $1.6 million of which was attributable to the disposal of the noncontrolling interest. We reported the gain as a reduction to operating expenses in our consolidated statement of operations. Our consolidated statement of operations for the year ended March 31, 2014 includes $2.3 million of operating income related to the compressor leasing business, which is reported within “corporate and other” in the segment disclosures in Note 13.

During the year ended March 31, 2014, we recorded an impairment of $5.3 million to the property, plant and equipment of one of our natural gas liquids terminals. This loss is reported within operating expenses of our liquids segment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

During the year ended March 31, 2014, two of our water solutions facilities experienced damage to their property, plant and equipment as a result of lightning strikes. We recorded a write-down to property, plant and equipment of $1.5 million related to these incidents, which is reported within operating expenses in our consolidated statement of operations.

Note 15 — Transactions with Affiliates

Since our business combination with SemStream on November 1, 2011, SemGroup Corporation (“SemGroup”) has held ownership interests in us and in our general partner, and has the right to appoint two members to the board of directors of our general partner. Subsequent to November 1, 2011, we have sold product to and purchased product from affiliates of SemGroup. These transactions are included within revenues and cost of sales in our consolidated statements of operations.

Certain members of our management own interests in entities with which we have purchased products and services from and have sold products and services. The majority of these purchases represent crude oil purchases and are reported within cost of sales in our consolidated statements of operations, although $8.2 million of these transactions during the year ended March 31, 2014 represented capital expenditures and were recorded as increases to property, plant and equipment. The majority of these sales represent sales of crude oil and have been recorded within revenues in our consolidated statement of operations.

These transactions are summarized in the table below:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Sales to SemGroup	$306,780	$32,431	$29,200
Purchases from SemGroup	445,951	60,425	23,800
Sales to entities affiliated with management	110,824	16,828	—
Purchases from entities affiliated with management	120,038	60,942	—

Receivables from affiliates consist of the following:

	March 31,
	2014	2013
	(in thousands)
Receivables from entities affiliated with management	$142	$22,883
Receivables from SemGroup	7,303	—
	$7,445	$22,883

Payables to affiliates consist of the following:

	March 31,
	2014	2013
	(in thousands)
Payables to SemGroup	$76,192	$4,601
Payables to entities affiliated with management	654	2,299
	$76,846	$6,900

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

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

During the year ended March 31, 2014, we completed the acquisition of a crude oil logistics business owned by an employee. We paid $11.0 million of cash for this acquisition. During the year ended March 31, 2013, we completed two business combinations with entities in which members of our management owned interests. We paid $14.0 million of cash (net of cash acquired) on a combined basis for these two acquisitions. We also paid $5.0 million under a non-compete agreement to an employee.

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

Our retail propane segment’s business is seasonal due to weather conditions in our service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Our liquids segment is also subject to seasonal fluctuations, as demand for propane and butane is typically higher during the winter months. Our operating revenues from our other segments are less weather sensitive. Additionally, the acquisitions described in Note 4 impact the comparability of the quarterly information within the year, and year to year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2014 and 2013, and for the Years Ended March 31, 2014, 2013, and 2012

	Quarter Ended				Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2013	2013	2013	2014	2014
	(in thousands, except unit and per unit data)
Total revenues	$1,385,957	$1,593,937	$2,743,445	$3,975,935	$9,699,274
Total cost of sales	$1,303,076	$1,488,850	$2,576,029	$3,764,744	$9,132,699
Net income (loss)	$(17,508)	$(932)	$24,052	$43,146	$48,758
Net income (loss) attributable to parent equity	$(17,633)	$(941)	$23,898	$42,331	$47,655
Earnings (loss) per unit, basic and diluted -
Common units	$(0.35)	$(0.05)	$0.27	$0.46	$0.51
Subordinated units	$(0.46)	$(0.09)	$0.23	$0.46	$0.32
Weighted average common units outstanding - basic and diluted	47,703,313	58,909,389	67,941,726	73,421,309	61,970,471
Weighted average subordinated outstanding units - basic and diluted	5,919,346	5,919,346	5,919,346	5,919,346	5,919,346

	Quarter Ended				Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2012	2012	2012	2013	2013
	(in thousands, except unit and per unit data)
Total revenues	$326,436	$1,135,510	$1,338,208	$1,617,613	$4,417,767
Total cost of sales	$298,985	$1,053,690	$1,204,545	$1,481,890	$4,039,110
Net income (loss)	$(24,710)	$10,082	$40,477	$22,341	$48,190
Net income (loss) attributable to parent equity	$(24,650)	$10,073	$40,176	$22,341	$47,940
Earnings (loss) per unit, basic and diluted -
Common units	$(0.76)	$0.18	$0.75	$0.39	$0.96
Subordinated units	$(0.77)	$0.18	$0.75	$0.39	$0.93
Weighted average common units outstanding - basic and diluted	26,529,133	44,831,836	46,364,381	47,665,015	41,353,574
Weighted average subordinated outstanding units - basic and diluted	5,919,346	5,919,346	5,919,346	5,919,346	5,919,346

INDEX TO EXHIBITS

Exhibit Number	Description
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

2.18

LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, as the Representative, OWL Pearsall SWD, LLC, OWL Pearsall Holdings, LLC, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.19

LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, as the Representative, OWL Karnes SWD, LLC, OWL Karnes Holdings, LLC, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.20

LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, OWL Cotulla SWD, LLC, Terry Bailey, as trustee of the PJB Irrevocable Trust, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.21

LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, OWL Nixon SWD, LLC, Terry Bailey, as trustee of the PJB Irrevocable Trust, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.22

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

2.23

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

3.11

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

Exhibit Number	Description
4.6

Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7

Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8

Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Partners LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9

Call Agreement, dated as of November 1, 2012, among Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust, Nitor Trust and NGL Energy Partners LP (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

4.10

Call Agreement, dated as of December 31, 2012, among NGL Energy Partners LP, Jeff Kirby, Jane Helm and James Rudellat (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 7, 2013)

4.11

Note Purchase Agreement, dated June 19, 2012, by and among NGL and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.12

Amendment No. 1 to Note Purchase Agreement, dated as of January 15, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

4.13

Amendment No. 2 to Note Purchase Agreement, dated as of May 8, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 9, 2013)

4.14

Amendment No. 3 to Note Purchase Agreement, dated September 30, 2013, among NGL Energy Partners LP and the holders of NGL’s 6.65% senior secured notes due 2022 signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2013)

4.15

Amendment No. 4 to Note Purchase Agreement, dated as of November 5, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 8, 2013)

4.16

Amendment No. 5 to Note Purchase Agreement, dated as of December 23, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 30, 2013)

4.17

Indenture, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.18	Forms of 6.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.19*

First Supplemental Indenture, dated as of December 2, 2013, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.20*

Second Supplemental Indenture, dated as of April 22, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

Exhibit Number	Description
4.21

Registration Rights Agreement, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBC Capital Markets, LLC as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.22

Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.1

Agreement Relating to Redemption of Common Units in Connection with the Underwriters’ Option to Purchase Additional Common Units with Respect to the Initial Public Offering of NGL Energy Partners LP by and among NGL Energy Partners LP, NGL Energy Holdings LLC, and each of Atkinson Investors, LLC, Infrastructure Capital Management, LLC, Hicks Oils & Hicksgas, Incorporated, Krim2010, LLC, NGL Holdings, Inc., Stanley A. Bugh, David R. Eastin, Robert R. Foster, Craig S. Jones, Mark McGinty, Brian K. Pauling, Stanley D. Perry, Daniel Post, Sharra Straight and Stephen D. Tuttle, effective as of May 9, 2011 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-172186) filed on May 9, 2011)

10.2

Credit Agreement, dated as of June 19, 2012, among NGL Energy Partners LP, the NGL subsidiary borrowers, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

10.3

Facility Increase Agreement, dated as of November 1, 2012, among NGL Energy Operating LLC, NGL Energy Partners LP, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

10.4

Amendment No. 1 to Credit Agreement, dated as of January 15, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

10.5

Amendment No. 2 to Credit Agreement, dated as of May 8, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No 001-35172) filed on May 9, 2013)

10.6

Amendment No. 3 to Credit Agreement, dated September 30, 2013, among NGL Energy Partners LP, NGL Energy Operating LLC, each subsidiary of NGL identified as a “Borrower” therein, Deutsche Bank AG, New York Branch, as technical agent, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent and each financial institution identified as a “Lender” or “Issuing Bank” therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2013)

10.7

Amendment No. 4 to Credit Agreement, dated as of November 5, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 8, 2013)

10.8

Amendment No. 5 to Credit Agreement, dated as of December 23, 2013, among NGL Energy Operating, LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank and Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 30, 2013)

10.9

Facility Increase Agreement among NGL Energy Operating, LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 3, 2014)

Exhibit Number	Description
10.10

Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.11+

Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

10.12+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

10.13+

Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

12.1*	Computation of ratios of earnings to fixed charges.

21.1*	List of Subsidiaries of NGL Energy Partners LP

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Exhibits filed with this report

**          Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended March 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2014, 2013, and 2012 and (v) Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012.

+                 Management contracts or compensatory plans or arrangements.