Form 10-Q
period 2014-06-30
NGL Energy Partners LP
filed 2014-08-11
CIK 1504461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

At August 4, 2014, there were 83,565,394 common units and 5,919,346 subordinated units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that impact our consolidated financial position and results of operations are:

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

•                  the loss of key personnel;

•                  the ability to hire drivers;

•                  the ability to renew contracts with key customers;

•                  the ability to maintain or increase the margins we realize for our terminal, barging, trucking and water disposal, recycling and discharge services;

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

•                  changes in laws and regulations to which we are subject, including tax, environmental, transportation and employment regulations or new interpretations by regulatory agencies concerning such laws and regulations and the impact of such laws and regulations (now existing or in the future) on our business operations, including our sales of crude oil, condensate, natural gas liquids, refined products, ethanol and biodiesel, our processing of wastewater, and transportation and risk management activities;

•                  the costs and effects of legal and administrative proceedings;

•                  the demand for refined products;

•                  any reduction or the elimination of the Renewable Fuels Standard;

•                  the operational and financial success of our joint ventures; and

•                  changes in the jurisdictional characteristics of, or the applicable regulatory policies with respect to, our joint venture’s pipeline assets.

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks described under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

PART I

Item 1.                   Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(U.S. Dollars in Thousands, except unit amounts)

	June 30,	March 31,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,679	$10,440
Accounts receivable - trade, net of allowance for doubtful accounts of $2,732 and $2,822, respectively	903,011	900,904
Accounts receivable - affiliates	1,110	7,445
Inventories	373,633	310,160
Prepaid expenses and other current assets	58,613	80,350
Total current assets	1,376,046	1,309,299

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $127,628 and $109,564, respectively	863,457	829,346
GOODWILL	1,101,471	1,107,006
INTANGIBLE ASSETS, net of accumulated amortization of $140,677 and $116,728, respectively	699,315	714,956
INVESTMENTS IN UNCONSOLIDATED ENTITIES	211,480	189,821
OTHER NONCURRENT ASSETS	13,733	16,795
Total assets	$4,265,502	$4,167,223

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$810,149	$740,211
Accounts payable - affiliates	37,706	76,846
Accrued expenses and other payables	123,939	141,690
Advance payments received from customers	56,373	29,965
Current maturities of long-term debt	6,168	7,080
Total current liabilities	1,034,335	995,792

LONG-TERM DEBT, net of current maturities	1,441,875	1,629,834
OTHER NONCURRENT LIABILITIES	8,000	9,744

COMMITMENTS AND CONTINGENCIES

EQUITY, per accompanying statement:
General partner, representing a 0.1% interest, 87,435 and 79,420 notional units at June 30, 2014 and March 31, 2014, respectively	(41,308)	(45,287)
Limited partners, representing a 99.9% interest - Common units, 81,427,921 and 73,421,309 units issued and outstanding at June 30, 2014 and March 31, 2014, respectively	1,822,572	1,570,074
Subordinated units, 5,919,346 units issued and outstanding at June 30, 2014 and March 31, 2014	(5,248)	2,028
Accumulated other comprehensive loss	(51)	(236)
Noncontrolling interests	5,327	5,274
Total equity	1,781,292	1,531,853
Total liabilities and equity	$4,265,502	$4,167,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(U.S. Dollars in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2014	2013
REVENUES:
Crude oil logistics	$1,929,283	$930,794
Water solutions	47,314	20,513
Liquids	475,157	360,959
Retail propane	77,902	72,217
Refined products	986,223	—
Renewables	131,274	—
Other	1,461	1,474
Total Revenues	3,648,614	1,385,957

COST OF SALES:
Crude oil logistics	1,897,639	909,219
Water solutions	10,573	583
Liquids	462,016	350,251
Retail propane	47,524	43,023
Refined products	983,012	—
Renewables	131,301	—
Other	1,988	—
Total Cost of Sales	3,534,053	1,303,076

OPERATING COSTS AND EXPENSES:
Operating	67,868	49,045
General and administrative	27,873	18,454
Depreciation and amortization	39,375	22,724
Operating Loss	(20,555)	(7,342)

OTHER INCOME (EXPENSE):
Earnings of unconsolidated entities	2,565	—
Interest expense	(20,494)	(10,622)
Other, net	(391)	50
Loss Before Income Taxes	(38,875)	(17,914)

INCOME TAX (PROVISION) BENEFIT	(1,035)	406

Net Loss	(39,910)	(17,508)

NET INCOME ALLOCATED TO GENERAL PARTNER	(9,381)	(1,688)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(65)	(125)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(49,356)	$(19,321)

BASIC AND DILUTED LOSS PER COMMON UNIT	$(0.61)	$(0.35)

BASIC AND DILUTED LOSS PER SUBORDINATED UNIT	$(0.68)	$(0.46)

BASIC AND DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING:
Common units	74,126,205	47,703,313
Subordinated units	5,919,346	5,919,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(U.S. Dollars in Thousands)

	Three Months Ended June 30,
	2014	2013

Net loss	$(39,910)	$(17,508)
Other comprehensive income (loss)	185	(25)
Comprehensive loss	$(39,725)	$(17,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(U.S. Dollars in Thousands, except unit amounts)

						Accumulated
		Limited Partners				Other
	General	Common		Subordinated		Comprehensive	Noncontrolling	Total
	Partner	Units	Amount	Units	Amount	Income (Loss)	Interests	Equity
BALANCES AT MARCH 31, 2014	$(45,287)	73,421,309	$1,570,074	5,919,346	$2,028	$(236)	$5,274	$1,531,853
Distributions	(5,754)	—	(40,474)	—	(3,263)	—	(12)	(49,503)
Contributions	352	—	—	—	—	—	—	352
Sales of units, net of issuance costs	—	8,000,000	338,033	—	—	—	—	338,033
Equity issued pursuant to incentive compensation plan	—	6,612	282	—	—	—	—	282
Net income (loss)	9,381	—	(45,343)	—	(4,013)	—	65	(39,910)
Other comprehensive income	—	—	—	—	—	185	—	185
BALANCES AT JUNE 30, 2014	$(41,308)	81,427,921	$1,822,572	5,919,346	$(5,248)	$(51)	$5,327	$1,781,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	Three Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(39,910)	$(17,508)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt issuance cost amortization	43,424	24,746
Non-cash equity-based compensation expense	7,769	7,075
Loss on disposal or impairment of assets	432	373
Provision for doubtful accounts	251	364
Commodity derivative loss	17,485	7,209
Earnings of unconsolidated entities	(2,565)	—
Other	192	187
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable - trade	(2,875)	17,501
Accounts receivable - affiliates	6,335	8,404
Inventories	(63,536)	(81,124)
Prepaid expenses and other assets	(14,993)	218
Accounts payable - trade	70,113	35,231
Accounts payable - affiliates	(39,140)	3,604
Accrued expenses and other liabilities	(184)	6,373
Advance payments received from customers	26,408	12,880
Net cash provided by operating activities	9,206	25,533

INVESTING ACTIVITIES:
Purchases of long-lived assets	(48,867)	(30,192)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(15,869)	(4,959)
Cash flows from commodity derivatives	(9,967)	(11,054)
Proceeds from sales of assets	989	1,088
Investments in unconsolidated entities	(4,094)	—
Net cash used in investing activities	(77,808)	(45,117)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	494,500	255,000
Payments on revolving credit facility	(681,000)	(212,000)
Proceeds from borrowings on other long-term debt	—	880
Payments on other long-term debt	(2,347)	(2,884)
Debt issuance costs	(2,194)	(2,211)
Contributions	352	1,000
Distributions	(49,503)	(27,159)
Proceeds from sale of common units, net of offering costs	338,033	—
Net cash provided by financing activities	97,841	12,626
Net increase (decrease) in cash and cash equivalents	29,239	(6,958)
Cash and cash equivalents, beginning of period	10,440	11,561
Cash and cash equivalents, end of period	$39,679	$4,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

Note 1 — Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2014, our operations include:

•                  Our crude oil logistics business, the assets of which include owned and leased crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased and owned railcars, and a fleet of barges and towboats, and a 50% interest in a crude oil pipeline. Our crude oil logistics business purchases crude oil from producers and transports it for resale at owned and leased pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•                  Our water solutions business, the assets of which include water treatment and disposal facilities and a 27.5% interest in a water supply company. Our water solutions business generates revenues from the treatment and disposal of wastewater generated from crude oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons.

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

•                  Our refined products and renewables marketing business, which purchases gasoline and diesel fuel from suppliers and typically sells these products in back-to-back contracts to customers at a nationwide network of third-party owned terminaling and storage facilities, and which purchases ethanol primarily at production facilities and transports the ethanol to refiners and blenders at various locations. We also purchase biodiesel from production facilities located in the Midwest and Houston, Texas, and transport the biodiesel via railcars for sale to refiners and blenders. We also own an 11% interest in an ethanol production facility in Nebraska.

Note 2 — Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2014 and 2013 include our accounts and those of our controlled subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The unaudited condensed consolidated balance sheet at March 31, 2014 is derived from audited financial statements. We have made certain reclassifications to prior period financial statements to conform to classification methods used in fiscal year 2015. These reclassifications had no impact on previously reported amounts of equity or net income.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. Such adjustments consist of only normal recurring items, unless otherwise disclosed herein. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended March 31, 2014 included in our Annual Report on Form 10-K (the “Annual Report”). Due to the seasonal nature of our natural gas liquids operations and other factors, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 of our audited consolidated financial statements included in our Annual Report.

Revenue Recognition

We record revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record terminaling, storage, and service revenues at the time the service is performed, and we record tank and other rentals over the term of the lease. Revenues for our water solutions business are recognized upon receipt of the wastewater at our disposal facilities.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. Amounts billed to customers for shipping and handling costs are included in revenues in our consolidated statements of operations.

We enter into certain contracts whereby we agree to purchase product from a counterparty and sell the same volume of product to the same counterparty at a different location or time. When such agreements are entered into concurrently and are entered into in contemplation of each other, we record the revenues for these transactions net of cost of sales.

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

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements. The majority of our fair value measurements related to our derivative financial instruments were categorized as Level 2 at June 30, 2014 and March 31, 2014 (see Note 11). We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments. Inputs to the pricing model include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

•                  Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any fair value measurements categorized as Level 3 at June 30, 2014 or March 31, 2014.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Interest paid, exclusive of debt issuance costs and letter of credit fees	$25,984	$8,485
Income taxes paid	$1,005	$281

Cash flows from settlements of commodity derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows, and adjustments to the fair value of commodity derivative instruments are included in the reconciliation of net loss to net cash provided by operating activities.

Inventories

We value our inventory at the lower of cost or market, with cost determined using either the weighted average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage. In performing this analysis, we take into consideration fixed-price forward sale commitments and the opportunity to transfer propane inventory from our wholesale business to our retail business for sale in the retail markets.

Inventories consist of the following:

	June 30, 2014	March 31, 2014
	(in thousands)
Crude oil	$139,465	$156,473
Natural gas liquids —
Propane	137,115	85,159
Butane and other	47,531	19,051
Refined products	17,518	23,209
Renewables	17,413	11,778
Other	14,591	14,490
	$373,633	$310,160

Investments in Unconsolidated Entities

In December 2013, as part of our acquisition of Gavilon, LLC (“Gavilon Energy”), we acquired a 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), and an 11% interest in a limited liability company that owns an ethanol production facility. In June 2014, we acquired a 27.5% interest in a limited liability company that owns water solutions properties. We account for these investments under the equity method of accounting. Under the equity method, we do not report the individual assets and liabilities of these entities on our condensed consolidated balance sheets; instead, our ownership interests are reported within investments in unconsolidated entities on our condensed consolidated balance sheets. We record our share of any income or loss generated by these entities as an increase or decrease to our equity method investments, and record any distributions we receive from these entities as reductions to our equity method investments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following:

	June 30,	March 31,
	2014	2014
	(in thousands)
Accrued compensation and benefits	$57,660	$45,006
Derivative liabilities	14,371	42,214
Product exchange liabilities	12,230	3,719
Accrued interest	9,997	18,668
Income and other tax liabilities	9,298	13,421
Other	20,383	18,662
	$123,939	$141,690

Business Combination Measurement Period

We record the assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. As described in Note 4, certain of our acquisitions are still within this measurement period, and as a result, the acquisition-date fair values we have recorded for the assets acquired and liabilities assumed are subject to change. Also as described in Note 4, we made certain adjustments during the three months ended June 30, 2014 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the year ended March 31, 2014.

Note 3 — Earnings Per Unit

Our earnings per common and subordinated unit were computed as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands, except unit and per unit amounts)
Net loss attributable to parent equity	$(39,975)	$(17,633)
Net income allocated to general partner (1)	(9,381)	(1,688)
Net loss allocated to limited partners	$(49,356)	$(19,321)

Net loss allocated to:
Common unitholders	$(45,343)	$(16,609)
Subordinated unitholders	$(4,013)	$(2,712)

Weighted average common units outstanding	74,126,205	47,703,313
Weighted average subordinated units outstanding	5,919,346	5,919,346

Loss per common unit - basic and diluted	$(0.61)	$(0.35)
Loss per subordinated unit - basic and diluted	$(0.68)	$(0.46)

(1)         The net income allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights, which are described in Note 10.

The restricted units described in Note 10 were antidilutive for the three months ended June 30, 2014 and 2013, but could impact earnings per unit in future periods.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

Note 4 — Acquisitions

Three Months Ended June 30, 2014

On June 9, 2014, we paid cash of $15.0 million in exchange for a 27.5% interest in a water supply company operating in Colorado. We account for this investment using the equity method of accounting.

Year Ended March 31, 2014

As described in Note 2, pursuant to GAAP, an entity is allowed a reasonable period of time to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. The business combinations for which this measurement period was still open as of March 31, 2014 are summarized below.

Gavilon Energy

On December 2, 2013, we completed a business combination in which we acquired Gavilon Energy. We paid $832.4 million of cash, net of cash acquired, in exchange for these assets and operations. The acquisition agreement also contemplates a post-closing adjustment to the purchase price for certain working capital items.

The assets of Gavilon Energy include crude oil terminals in Oklahoma, Texas, and Louisiana, a 50% interest in Glass Mountain, which owns a crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma, and an 11% interest in an ethanol production facility in Nebraska. The operations of Gavilon Energy include the marketing of crude oil, refined products, ethanol, biodiesel, and natural gas liquids and owned and leased crude oil storage in Cushing, Oklahoma.

We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in this business combination. The estimates of fair value reflected at June 30, 2014 are subject to change, and such changes could be material. We expect to complete this process prior to finalizing our financial statements for the quarter ending September 30, 2014. We have preliminarily estimated the fair values of the assets acquired (and useful lives) and liabilities assumed as follows (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	Estimated At
	June 30,	March 31,
	2014	2014	Change
Accounts receivable - trade	$349,529	$349,529	$—
Accounts receivable - affiliates	2,564	2,564	—
Inventories	107,430	107,430	—
Prepaid expenses and other current assets	68,322	68,322	—
Property, plant and equipment:
Vehicles (3 years)	791	791	—
Crude oil tanks and related equipment (3–40 years)	83,429	77,429	6,000
Information technology equipment (3–7 years)	4,046	4,046	—
Buildings and leasehold improvements (3–40 years)	7,716	7,716	—
Land	6,427	6,427	—
Linefill and tank bottoms	15,230	15,230	—
Other (7 years)	170	170	—
Construction in progress	7,190	7,190	—
Goodwill	358,847	359,169	(322)
Intangible assets:
Customer relationships (10–20 years)	101,600	101,600	—
Lease agreements (1–5 years)	8,700	8,700	—
Investments in unconsolidated entities	178,000	178,000	—
Other noncurrent assets	3,918	9,918	(6,000)
Accounts payable - trade	(342,792)	(342,792)	—
Accounts payable - affiliates	(2,585)	(2,585)	—
Accrued expenses and other payables	(70,677)	(70,999)	322
Advance payments received from customers	(10,667)	(10,667)	—
Other noncurrent liabilities	(44,740)	(44,740)	—
Fair value of net assets acquired	$832,448	$832,448	$—

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

Our preliminary estimate of the fair value of investments in unconsolidated entities exceeds our share of the historical net book value of these subsidiaries’ net assets by approximately $70 million. This difference relates primarily to goodwill and customer relationships.

The acquisition method of accounting requires that executory contracts that are at unfavorable terms relative to current market conditions at the acquisition date be recorded as assets or liabilities in the acquisition accounting. Since certain crude oil storage lease commitments were at unfavorable terms relative to current market conditions, we recorded a liability of $12.9 million related to these lease commitments in the acquisition accounting, and we amortized $1.9 million of this balance through cost of sales during the three months ended June 30, 2014. We will amortize the remainder of this liability over the term of the leases. The future amortization of this liability is shown below (in thousands):

Year Ending March 31,
2015 (nine months)	$4,641
2016	3,260
2017	300

Certain personnel who were employees of Gavilon Energy are entitled to a bonus, half of which was payable upon successful completion of the business combination and the remainder of which is payable in December 2014. We are recording this as compensation expense over the vesting period. We recorded expense of $2.7 million during the three months ended

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

June 30, 2014 related to these bonuses, and we expect to record an additional expense of $3.9 million during the remainder of the year ending March 31, 2015.

Oilfield Water Lines, LP

On August 2, 2013, we completed a business combination with entities affiliated with Oilfield Water Lines LP (collectively, “OWL”), whereby we acquired water disposal and transportation assets in Texas. We issued 2,463,287 common units, valued at $68.6 million, and paid $167.7 million of cash, net of cash acquired, in exchange for OWL. During the three months ended June 30, 2014, we completed the acquisition accounting for this business combination. The following table presents the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed in the acquisition of OWL:

		Estimated
		at
		March 31,
	Final	2014	Change
	(in thousands)
Accounts receivable - trade	$6,837	$7,268	$(431)
Inventories	154	154	—
Prepaid expenses and other current assets	402	402	—
Property, plant and equipment:
Vehicles (5–10 years)	8,143	8,157	(14)
Water treatment facilities and equipment (3–30 years)	23,173	23,173	—
Buildings and leasehold improvements (7–30 years)	2,198	2,198	—
Land	710	710	—
Other (3–5 years)	53	53	—
Intangible assets:
Customer relationships (8–10 years)	110,000	110,000	—
Non-compete agreements (3 years)	2,000	2,000	—
Goodwill	90,144	89,699	445
Accounts payable - trade	(6,469)	(6,469)	—
Accrued expenses and other payables	(992)	(992)	—
Other noncurrent liabilities	(64)	(64)	—
Fair value of net assets acquired	$236,289	$236,289	$—

Other Water Solutions Acquisitions

During the year ended March 31, 2014, we completed two separate acquisitions of businesses to expand our water solutions operations in Texas. On a combined basis, we issued 222,381 common units, valued at $6.8 million, and paid $158.4 million of cash, net of cash acquired, in exchange for the assets and operations of these businesses. During the three months ended June 30, 2014, we completed the acquisition accounting for these business combinations. The following table presents the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed for these acquisitions:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

		Estimated
		at
		March 31,
	Final	2014	Change
	(in thousands)
Accounts receivable - trade	$2,146	$2,146	$—
Inventories	192	192	—
Prepaid expenses and other current assets	62	61	1
Property, plant and equipment:
Vehicles (5–10 years)	76	90	(14)
Water treatment facilities and equipment (3–30 years)	11,717	14,394	(2,677)
Buildings and leasehold improvements (7–30 years)	3,278	1,906	1,372
Land	207	206	1
Other (3–5 years)	12	12	—
Intangible assets:
Customer relationships (8–10 years)	72,000	72,000	—
Trade names (indefinite life)	3,325	3,325	—
Non-compete agreements (3 years)	260	260	—
Water facility development agreement (5 years)	14,000	14,000	—
Water facility option agreement	2,500	2,500	—
Goodwill	49,067	47,750	1,317
Accounts payable - trade	(119)	(119)	—
Accrued expenses and other payables	(293)	(293)	—
Other noncurrent liabilities	(64)	(64)	—
Fair value of net assets acquired	$158,366	$158,366	$—

As part of one of these business combinations, we entered into an option agreement with the seller of the business whereby we had the option to purchase a saltwater disposal facility that was under construction. We recorded an intangible asset of $2.5 million at the acquisition date related to this option agreement. On March 1, 2014, we purchased the saltwater disposal facility for additional cash consideration of $3.7 million.

In addition, as part of one of these business combinations, we entered into a development agreement that provides us a first right of refusal to purchase disposal facilities that may be developed by the seller through June 2018. On March 1, 2014, we purchased our first disposal facility pursuant to the development agreement for $21.0 million.

We have preliminarily estimated the fair values of the assets acquired (and useful lives) and liabilities assumed as follows (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	Estimated At
	June 30,	March 31,
	2014	2014	Change
Accounts receivable - trade	$124	$245	$(121)
Inventories	119	197	(78)
Property, plant and equipment:
Water treatment facilities and equipment (3–30 years)	10,539	10,540	(1)
Buildings and leasehold improvements (7–30 years)	1,130	1,130	—
Land	213	213	—
Other (3–5 years)	1	1	—
Goodwill	15,443	15,281	162
Accounts payable - trade	(232)	(263)	31
Accrued expenses and other payables	—	(7)	7
Other noncurrent liabilities	(50)	(50)	—
Fair value of net assets acquired	$27,287	$27,287	$—

Crude Oil Logistics Acquisitions

During the year ended March 31, 2014, we completed two separate acquisitions of businesses to expand our crude oil logistics operations in Texas and Oklahoma. On a combined basis, we issued 175,211 common units, valued at $5.3 million, and paid $67.8 million of cash, net of cash acquired, in exchange for the assets and operations of these businesses. During the three months ended June 30, 2014, we completed the acquisition accounting for these business combinations. The following table presents the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed for these acquisitions:

		Estimated
		at
		March 31,
	Final	2014	Change
	(in thousands)
Accounts receivable - trade	$1,221	$1,235	$(14)
Inventories	1,021	1,021	—
Prepaid expenses and other current assets	58	54	4
Property, plant and equipment:
Vehicles (5–10 years)	2,980	2,977	3
Buildings and leasehold improvements (5–30 years)	58	280	(222)
Crude oil tanks and related equipment (2–30 years)	3,822	3,462	360
Barges and towboats (20 years)	20,065	20,065	—
Other (3–5 years)	57	53	4
Intangible assets:
Customer relationships (3 years)	13,300	6,300	7,000
Non-compete agreements (3 years)	35	35	—
Trade names (indefinite life)	530	530	—
Goodwill	30,730	37,867	(7,137)
Accounts payable - trade	(521)	(665)	144
Accrued expenses and other payables	(266)	(124)	(142)
Fair value of net assets acquired	$73,090	$73,090	$—

Retail Propane and Liquids Acquisitions

During the year ended March 31, 2014, we completed four acquisitions of retail propane businesses and the acquisition of four natural gas liquids terminals. On a combined basis, we paid $21.9 million of cash to acquire these assets and operations. The agreements for certain of these acquisitions contemplate post-closing payments for certain working capital items. We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in certain of these business combinations, and as a result, the estimates of fair value reflected at June 30, 2014 are subject to change.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

Note 5 — Property, Plant and Equipment

Our property, plant and equipment consists of the following:

	June 30,	March 31,
Description and Estimated Useful Lives	2014	2014
	(in thousands)
Natural gas liquids terminal assets (2–30 years)	$126,902	$75,141
Retail propane equipment (2–30 years)	162,486	160,758
Vehicles and railcars (3–25 years)	178,320	152,676
Water treatment facilities and equipment (3–30 years)	179,952	180,985
Crude oil tanks and related equipment (2–40 years)	111,890	106,125
Barges and towboats (5–40 years)	52,071	52,217
Information technology equipment (3–7 years)	21,615	20,768
Buildings and leasehold improvements (3–40 years)	63,774	60,004
Land	30,629	30,241
Tank bottoms	16,807	13,403
Other (5–30 years)	6,782	6,341
Construction in progress	39,857	80,251
	991,085	938,910
Less: Accumulated depreciation	(127,628)	(109,564)
Net property, plant and equipment	$863,457	$829,346

Depreciation expense was $18.5 million and $13.4 million for the three months ended June 30, 2014 and 2013, respectively.

Crude oil volumes required for the operation of storage tanks, known as tank bottoms, are recorded at historical cost. Tank bottoms are the volume of crude oil that must be maintained in a storage tank to enable operation of the storage tank. We recover tank bottom crude oil when we no longer use the storage tanks or the storage tanks are taken out of service. At June 30, 2014, tank bottoms consisted of approximately 173,000 barrels.

Note 6 — Goodwill and Intangible Assets

The changes in the balance of goodwill during the three months ended June 30, 2014 were as follows (in thousands):

Beginning of period	$1,107,006
Revisions to acquisition accounting (Note 4)	(5,535)
End of period	$1,101,471

Goodwill by reportable segment is as follows:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	June 30,	March 31,
	2014	2014
	(in thousands)
Crude oil logistics	$598,924	$606,383
Water solutions	264,127	262,203
Liquids	90,135	90,135
Retail propane	114,285	114,285
Refined products	22,000	22,000
Renewables	12,000	12,000
	$1,101,471	$1,107,006

Our intangible assets consist of the following:

		June 30, 2014		March 31, 2014
	Amortizable	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortizable —
Customer relationships (1)	3—20 years	$704,468	$100,942	$697,405	$83,261
Water facility development agreement	5 years	14,000	2,800	14,000	2,100
Executory contracts and other agreements	5—10 years	23,920	15,328	23,920	13,190
Non-compete agreements	2—7 years	14,212	7,342	14,161	6,388
Trade names	2—10 years	14,489	3,644	15,489	3,081
Debt issuance costs	5—10 years	46,283	10,621	44,089	8,708
Total amortizable		817,372	140,677	809,064	116,728

Non-amortizable —
Trade names		22,620		22,620
Total		$839,992	$140,677	$831,684	$116,728

(1)         The weighted-average remaining amortization period for customer relationship intangible assets is approximately nine years.

Amortization expense was as follows:

	Three Months Ended June 30,
Recorded In	2014	2013
	(in thousands)
Depreciation and amortization	$20,893	$9,276
Cost of sales	2,137	625
Interest expense	1,912	1,397
	$24,942	$11,298

Expected amortization of our intangible assets is as follows (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

Year Ending March 31,
2015 (nine months)	$67,042
2016	85,263
2017	78,652
2018	74,684
2019	67,481
Thereafter	303,573
$676,695

Note 7 — Long-Term Debt

Our long-term debt consists of the following:

	June 30,	March 31,
	2014	2014
	(in thousands)
Revolving credit facility —
Expansion capital loans	$270,000	$532,500
Working capital loans	465,500	389,500
6.875% Notes due 2021	450,000	450,000
6.650% Notes due 2022	250,000	250,000
Other notes payable	12,543	14,914
	1,448,043	1,636,914
Less - current maturities	6,168	7,080
Long-term debt	$1,441,875	$1,629,834

Credit Agreement

On June 19, 2012, we entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). On June 12, 2014, we executed the sixth amendment to the Credit Agreement, which increased our total borrowing capacity to $2.193 billion.

The Working Capital Facility had a total capacity of $1,335.0 million for cash borrowings and letters of credit at June 30, 2014. At that date, we had outstanding cash borrowings of $465.5 million and outstanding letters of credit of $220.3 million on the Working Capital Facility. The Expansion Capital Facility had a total capacity of $858.0 million for cash borrowings at June 30, 2014. At that date, we had outstanding cash borrowings of $270.0 million on the Expansion Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base,” as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 0.50% to 1.50% per annum or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At June 30, 2014, all borrowings under the Credit Agreement were LIBOR borrowings with an interest rate as of June 30, 2014 of 2.16%, calculated as the LIBOR rate of 0.16% plus a margin of 2.00%. At June 30, 2014, the interest rate in effect on letters of credit was 2.00%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. At June 30, 2014, our outstanding borrowings and interest rates under our Revolving Credit Facility were as follows (dollars in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	Amount	Rate
Expansion Capital Facility —
LIBOR borrowings	$270,000	2.16%
Working Capital Facility —
LIBOR borrowings	465,500	2.16%

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our leverage ratio, as defined in the Credit Agreement, cannot exceed 4.25 to 1 at any quarter end. At June 30, 2014, our leverage ratio was approximately 3 to 1. The Credit Agreement also specifies that our interest coverage ratio, as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At June 30, 2014, our interest coverage ratio was approximately 6 to 1.

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

At June 30, 2014, we were in compliance with the covenants under the Credit Agreement.

2019 Notes

On July 9, 2014, we issued $400.0 million of 5.125% Senior Notes Due 2019 (the “2019 Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A and Regulation S under the Securities Act. We received net proceeds of $393.5 million, after the initial purchasers’ discount of $6.0 million and estimated offering costs of $0.5 million. We used the net proceeds to reduce the outstanding balance on our Revolving Credit Facility.

The 2019 Notes mature on July 15, 2019. Interest is payable on January 15 and July 15 of each year. We have the right to redeem the 2019 Notes prior to the maturity date, although we would be required to pay a premium for early redemption.

The Partnership and NGL Energy Finance Corp. are co-issuers of the 2019 Notes, and the obligations under the 2019 Notes are guaranteed by certain of our existing and future restricted subsidiaries that incur or guarantee indebtedness under certain of our other indebtedness, including the Revolving Credit Facility. The purchase agreement and the indenture governing the 2019 Notes contain various customary representations, warranties, and additional covenants, including, without limitation, limitations on fundamental changes and limitations on indebtedness and liens. Our obligations under the purchase agreement and the indenture may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) experiencing an event of default on certain other debt agreements, or (iii) certain events of bankruptcy or insolvency.

We also entered into a registration rights agreement whereby we have committed to exchange the 2019 Notes for a new issue of notes registered under the Securities Act that has substantially identical terms to the 2019 Notes on or before July 9, 2015. If we are unable to fulfill this obligation, we would be required to pay liquidated damages to the holders of the 2019 Notes.

2021 Notes

On October 16, 2013, we issued $450.0 million of 6.875% Senior Notes Due 2021 (the “2021 Notes”) in a private placement exempt from registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act. We received net proceeds of $438.4 million, after the initial purchasers’ discount of $10.1 million and offering costs of $1.5 million. We used the net proceeds to reduce the outstanding balance on our Revolving Credit Facility.

The 2021 Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year. We have the right to redeem the 2021 Notes prior to the maturity date, although we would be required to pay a premium for early redemption.

The Partnership and NGL Energy Finance Corp. are co-issuers of the 2021 Notes, and the obligations under the 2021 Notes are guaranteed by certain of our existing and future restricted subsidiaries that incur or guarantee indebtedness under certain of our other indebtedness, including the Revolving Credit Facility. The purchase agreement and the indenture governing the 2021 Notes contain various customary

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

representations, warranties, and additional covenants, including, without limitation, limitations on fundamental changes and limitations on indebtedness and liens. Our obligations under the purchase agreement and the indenture may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) experiencing an event of default on certain other debt agreements, or (iii) certain events of bankruptcy or insolvency.

At June 30, 2014, we were in compliance with the covenants under the purchase agreement and indenture governing the 2021 Notes.

We also entered into a registration rights agreement whereby we have committed to exchange the 2021 Notes for a new issue of notes registered under the Securities Act that has substantially identical terms to the 2021 Notes on or before October 16, 2014. If we are unable to fulfill this obligation, we would be required to pay liquidated damages to the holders of the 2021 Notes.

2022 Notes

On June 19, 2012, we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) whereby we issued $250.0 million of Senior Notes in a private placement (the “2022 Notes”). The 2022 Notes bear interest at a fixed rate of 6.65%. Interest is payable quarterly. The 2022 Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to prepay outstanding principal, although we would incur a prepayment penalty. The 2022 Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

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

The Note Purchase Agreement provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal or interest, (ii) breach of certain covenants contained in the Note Purchase Agreement or the 2022 Notes, (iii) failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity if the total amount of such indebtedness unpaid or accelerated exceeds $10.0 million, (iv) the rendering of a judgment for the payment of money in excess of $10.0 million, (v) the failure of the Note Purchase Agreement, the 2022 Notes, or the guarantees by the subsidiary guarantors to be in full force and effect in all material respects and (vi) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), the trustee or the holders of at least 51% in aggregate principal amount of the then outstanding 2022 Notes of any series may declare all of the 2022 Notes of such series to be due and payable immediately.

At June 30, 2014, we were in compliance with the covenants under the Note Purchase Agreement.

Other Notes Payable

We have executed various noninterest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. We also have certain notes payable related to equipment financing, which have interest rates ranging from 2.1% to 4.9% at June 30, 2014.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2014:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	Revolving			Other
	Credit	2021	2022	Notes
Year Ending March 31,	Facility	Notes	Notes	Payable	Total
	(in thousands)
2015 (nine months)	$—	$—	$—	$4,696	$4,696
2016	—	—	—	3,640	3,640
2017	—	—	—	2,376	2,376
2018	—	—	25,000	1,413	26,413
2019	735,500	—	50,000	239	785,739
Thereafter	—	450,000	175,000	179	625,179
	$735,500	$450,000	$250,000	$12,543	$1,448,043

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

We have certain taxable corporate subsidiaries in the United States and in Canada. In addition, our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales.

A publicly-traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources. Income generated by our taxable corporate subsidiaries is excluded from this qualifying income calculation. Although we routinely generate income outside of our corporate subsidiaries that is non-qualifying, we believe that at least 90% of our gross income has been qualifying income for each of the calendar years since our initial public offering.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in the consolidated financial statements at June 30, 2014.

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

Customer Dispute

A customer of our crude oil logistics segment has disputed the transportation rate schedule we used to bill the customer for services that we provided from November 2012 through February 2013, which was the same rate schedule that Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”), used to bill the customer from April 2011 through October 2012 (prior to our November 1, 2012 acquisition of Pecos). The customer has not paid $1.7 million of the amount we charged for services we provided from November 2012 through February 2013. In May 2013, we filed a petition in the District Court of Harris County, Texas seeking to collect these unpaid fees from the customer. Later in May 2013, the customer filed an answer and counterclaim seeking to recover $5.5 million that it paid to Pecos prior to our acquisition of Pecos. We have not recorded revenue for the $1.7 million of unpaid fees charged from November 2012 through February 2013, pending resolution of the dispute.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

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

Asset Retirement Obligations

We have recorded a liability of $2.3 million at June 30, 2014 for asset retirement obligations. This liability is related to wastewater disposal facilities and crude oil facilities for which we have contractual and regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are retired.

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

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. Future minimum lease payments under contractual commitments at June 30, 2014 are as follows (in thousands):

Year Ending March 31,
2015 (nine months)	$95,506
2016	89,761
2017	70,821
2018	56,960
2019	35,279
Thereafter	75,895
Total	$424,222

Rental expense relating to operating leases was $25.3 million and $21.9 million during the three months ended June 30, 2014 and 2013, respectively.

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. In exchange, we are obligated to pay the minimum shipping fees in the event actual shipments are less than our allotted capacity. Future minimum throughput payments under throughput agreements at June 30, 2014 are as follows (in thousands):

Year Ending March 31:
2015 (nine months)	$39,237
2016	82,293
2017	82,293
2018	82,293
2019	81,413
Thereafter	72,947
Total	$440,476

Sales and Purchase Contracts

We have entered into sales and purchase contracts for products to be delivered in future periods for which we expect the parties to physically settle the contracts with inventory. At June 30, 2014, we had the following such commitments outstanding:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	Volume	Value
	(in thousands)
Natural gas liquids fixed-price purchase commitments (gallons)	48,959	$59,367
Natural gas liquids index-price purchase commitments (gallons)	709,787	836,967
Natural gas liquids fixed-price sale commitments (gallons)	171,561	216,222
Natural gas liquids index-price sale commitments (gallons)	436,086	618,799
Crude oil index-price purchase commitments (barrels)	3,711	355,337
Crude oil index-price sale commitments (barrels)	1,750	173,437

We account for the contracts shown in the table above as normal purchases and normal sales. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs. Contracts in the table above may have offsetting derivative contracts (described in Note 11) or inventory positions (described in Note 2).

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value on our condensed consolidated balance sheet and are not included in the data in the table above. These contracts are included in the derivative disclosures in Note 11, and represent $12.5 million of our prepaid expenses and other current assets and $4.2 million of our accrued expenses and other payables at June 30, 2014.

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

The subordination period will end in August 2014 when we pay our next distribution. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

Our general partner is not obligated to make any additional capital contributions or to guarantee or pay any of our debts and obligations.

Equity Issuances

On June 23, 2014, we completed a public offering of 8,000,000 common units. We received net proceeds of $338.0 million, after underwriting discounts and commissions of $12.3 million and offering costs of $0.5 million. During July 2014, the underwriters exercised their option to purchase an additional 767,100 units. We received net proceeds of $32.5 million from the sale of these units.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

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

During the three months ended June 30, 2014, we distributed a total of $49.5 million ($0.5513 per common, subordinated, and general partner notional unit) to our unitholders of record on May 5, 2014. This included an incentive distribution of $5.8 million to the general partner. In July 2014, we declared a distribution of $0.5888 per common unit, to be paid on August 14, 2014 to unitholders of record on August 4, 2014. This distribution is expected to be $61.5 million, including amounts to be paid on common, subordinated, and general partner notional units and the amount to be paid on incentive distribution rights.

Equity-Based Incentive Compensation

Our general partner has adopted a long-term incentive plan (“LTIP”), which allows for the issuance of equity-based compensation to employees and directors. Our general partner has granted certain restricted units to employees and directors, which will vest in tranches, subject to the continued service of the recipients. The awards may also vest in the event of a change in control, at the discretion of the board of directors. No distributions will accrue to or be paid on the restricted units during the vesting period.

The following table summarizes the restricted unit activity during the three months ended June 30, 2014:

Unvested restricted units at March 31, 2014	1,311,100
Units granted	63,000
Units vested and issued	(6,612)
Units withheld for employee taxes	(3,388)
Units forfeited	(70,000)
Unvested restricted units at June 30, 2014	1,294,100

The scheduled vesting of the awards is summarized below:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

Vesting Date	Number of Awards
July 1, 2014	407,800
July 1, 2015	344,300
July 1, 2016	323,500
July 1, 2017	191,500
July 1, 2018	27,000
Total unvested units at June 30, 2014	1,294,100

During July 2014, 407,800 of the awards vested. We issued 268,822 common units to the recipients and we withheld 138,978 common units, in return for which we paid withholding taxes on behalf of the recipients.

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

We recorded expense related to restricted unit awards of $7.9 million and $7.1 million during the three months ended June 30, 2014 and 2013, respectively. We estimate that the future expense we will record on the unvested awards at June 30, 2014 will be as follows (in thousands), after taking into consideration an estimate of forfeitures of approximately 80,000 units. For purposes of this calculation, we used the closing price of our common units on June 30, 2014, which was $43.34.

Year Ending March 31,
2015 (nine months)	$10,632
2016	13,008
2017	8,446
2018	2,583
2019	272
Total	$34,941

Following is a rollforward of the liability related to equity-based compensation, which is reported within accrued expenses and other payables on our condensed consolidated balance sheets (in thousands):

Balance at March 31, 2014	$10,012
Expense recorded	7,914
Value of units vested and issued	(282)
Taxes paid on behalf of participants	(145)
Balance at June 30, 2014	$17,499

The weighted-average fair value of the awards at June 30, 2014 was $40.12 per common unit, which was calculated as the closing price of the common units on June 30, 2014, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth.

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common and subordinated units. The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common and subordinated units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations will not be considered to be delivered under the LTIP. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. At June 30, 2014, 7.0 million units remain available for issuance under the LTIP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

In addition to the grants described above, we granted 196,000 restricted units in July 2014 to certain employees as a discretionary bonus. These units will vest in August 2014, and we estimate that we will record $8.5 million of expense during the three months ending September 30, 2014 related to these units (using the June 30, 2014 closing price of our common units).

Note 11 — Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.

Commodity Derivatives

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at June 30, 2014:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$805	$(3,397)
Level 2 measurements	18,318	(18,946)
	19,123	(22,343)

Netting of counterparty contracts (1)	(3,609)	3,609
Cash collateral provided or held	—	4,192
Commodity contracts reported on consolidated balance sheet	$15,514	$(14,542)

(1)         Relates to derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty.

The following table summarizes the estimated fair values of the commodity derivative assets (liabilities) reported on the consolidated balance sheet at March 31, 2014:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$4,990	$(3,258)
Level 2 measurements	49,605	(43,303)
	54,595	(46,561)

Netting of counterparty contracts (1)	(4,347)	4,347
Cash collateral provided or held	456	—
Commodity contracts reported on consolidated balance sheet	$50,704	$(42,214)

(1)         Relates to derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty.

The commodity derivative assets (liabilities) are reported in the following accounts on the consolidated balance sheets:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	June 30,	March 31,
	2014	2014
	(in thousands)
Prepaid expenses and other current assets	$15,514	$50,704
Accrued expenses and other payables	(14,371)	(42,214)
Other noncurrent liabilities	(171)	—
Net asset	$972	$8,490

The following table sets forth our open commodity derivative contract positions at June 30, 2014 and March 31, 2014. We do not account for these derivatives as hedges.

		Total	Fair Value
		Notional	of
		Units	Net Assets
Contracts	Settlement Period	(Barrels)	(Liabilities)
		(in thousands)
At June 30, 2014 -
Cross-commodity (1)	July 2014 - March 2015	(196)	$(3,088)
Crude oil fixed-price (2)	July 2014 - September 2015	(2,180)	(7,552)
Crude oil index (3)	July 2014 - February 2015	3,050	4,686
Propane fixed-price (4)	July 2014 - January 2015	950	1,734
Refined products fixed-price (5)	July 2014 - December 2014	(176)	(395)
Renewable products fixed-price (6)	July 2014 - April 2015	(2,222)	1,395
			(3,220)
Net cash collateral provided			4,192
Net value of commodity derivatives on consolidated balance sheet			$972

At March 31, 2014 -
Cross-commodity (1)	April 2014 - March 2015	140	$(1,876)
Crude oil fixed-price (2)	April 2014 - March 2015	(1,600)	(2,796)
Crude oil index (3)	April 2014 - December 2015	3,598	6,099
Propane fixed-price (4)	April 2014 - March 2015	60	1,753
Refined products fixed-price (5)	April 2014 - July 2014	732	560
Renewable products fixed-price (6)	April 2014 - July 2014	106	4,084
Other	April 2014	—	210
			8,034
Net cash collateral provided			456
Net value of commodity derivatives on consolidated balance sheet			$8,490

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

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

We recorded the following net gains (losses) from our commodity derivatives to cost of sales:

Three Months Ended June 30,
2014	$(17,485)
2013	(7,209)

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

As is customary in the crude oil industry, we generally receive payment from customers for sales of crude oil on a monthly basis. As a result, receivables from individual customers in our crude oil logistics segment are generally higher than the receivables from customers in our other segments.

Failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2014, we have $735.5 million of outstanding borrowings under our Revolving Credit Facility at a rate of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

2.16%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million on the $735.5 million of outstanding borrowings under the Revolving Credit Facility at June 30, 2014.

Note 12 — Segments

Our reportable segments are based on the way in which our management structure is organized. Certain financial data related to our segments is shown below. Transactions between segments are recorded based on prices negotiated between the segments.

Our crude oil logistics segment sells crude oil and provides crude oil transportation services to wholesalers, refiners, and producers. Our water solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production operations, and generates revenue from the sale of recycled water and recovered hydrocarbons. Our liquids segment supplies propane, butane, and other products, and provides natural gas liquids transportation, terminaling, and storage services to retailers, wholesalers, and refiners. Our retail propane segment sells propane and distillates to end users consisting of residential, agricultural, commercial, and industrial customers, and to certain re-sellers. Our retail propane segment consists of two divisions, which are organized based on the location of the operations.

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

Items labeled “corporate and other” in the table below include the operations of a compressor leasing business that we acquired in our June 2012 merger with High Sierra and sold in February 2014, and the natural gas marketing operations that we acquired in our December 2013 acquisition of Gavilon Energy and wound down during fiscal year 2014. The “corporate and other” category also includes certain corporate expenses that are incurred and are not allocated to the reportable segments. This data is included to reconcile the data for the reportable segments to data in our condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Revenues:
Crude oil logistics -
Crude oil sales	$1,926,944	$928,534
Crude oil transportation and other	12,114	9,935
Water solutions -
Water treatment and disposal	41,716	18,688
Water transportation	5,598	1,825
Liquids -
Propane sales	222,446	123,837
Other product sales	288,359	249,853
Other revenues	5,716	8,864
Retail propane -
Propane sales	52,026	46,691
Distillate sales	18,695	17,869
Other revenues	7,181	7,700
Refined products	986,223	—
Renewables	131,274	—
Corporate and other	1,461	1,474
Elimination of intersegment sales	(51,139)	(29,313)
Total revenues	$3,648,614	$1,385,957

Depreciation and Amortization:
Crude oil logistics	$9,731	$4,684
Water solutions	17,092	7,356
Liquids	3,201	2,704
Retail propane	7,571	7,240
Refined products	382	—
Renewables	462	—
Corporate and other	936	740
Total depreciation and amortization	$39,375	$22,724

Operating income (loss):
Crude oil logistics	$1,463	$6,609
Water solutions	(907)	3,043
Liquids	(913)	(2,115)
Retail propane	(1,586)	(1,504)
Refined products	447	—
Renewables	(1,702)	—
Corporate and other	(17,357)	(13,375)
Total operating income	$(20,555)	$(7,342)

The following table shows additions to property, plant and equipment for each segment. This information has been prepared on the accrual basis, and includes property, plant and equipment acquired in acquisitions.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Additions to property, plant and equipment:
Crude oil logistics	$41,949	$4,126
Water solutions	7,462	7,709
Liquids	1,159	15,107
Retail propane	2,844	6,946
Corporate and other	1,453	629
Total	$54,867	$34,517

The following tables show long-lived assets (consisting of net property, plant and equipment, net intangible assets, and goodwill) and total assets by segment:

	June 30,	March 31,
	2014	2014
	(in thousands)
Total assets:
Crude oil logistics	$1,938,653	$1,723,812
Water solutions	882,791	875,714
Liquids	596,644	577,795
Retail propane	505,910	541,832
Refined products	136,325	157,581
Renewables	111,812	145,649
Corporate and other	93,367	144,840
Total	$4,265,502	$4,167,223

Long-lived assets, net:
Crude oil logistics	$1,011,990	$980,978
Water solutions	839,024	848,479
Liquids	272,505	274,846
Retail propane	433,859	438,324
Refined products	26,640	27,017
Renewables	32,941	33,703
Corporate and other	47,284	47,961
Total	$2,664,243	$2,651,308

Note 13 — Transactions with Affiliates

SemGroup Corporation (“SemGroup”) holds ownership interests in us and in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales in our condensed consolidated statements of operations. We also lease crude oil storage from SemGroup.

We purchase ethanol from one of our equity method investees.  These transactions are reported within cost of sales in our condensed consolidated statements of operations.

Certain members of our management own interests in entities with which we have purchased products and services from and have sold products and services to. The majority of these purchases represented crude oil purchases and are reported within cost of sales in our condensed consolidated statements of operations, although $2.9 million of these transactions during the three months ended June 30, 2014 represented capital expenditures and were recorded as increases to property, plant and equipment. The majority of these sales represented sales of crude oil and are reported within revenues in our condensed consolidated statements of operations.

These transactions are summarized in the following table:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Sales to SemGroup	$73,806	$—
Purchases from SemGroup	73,267	19,539
Purchases from equity method investees	36,276	—
Sales to entities affiliated with management	148	51,103
Purchases from entities affiliated with management	3,139	7,824

Receivables from affiliates consist of the following:

	June 30,	March 31,
	2014	2014
	(in thousands)
Receivables from SemGroup	$674	$7,303
Receivables from entities affiliated with management	436	142
	$1,110	$7,445

Payables to affiliates consist of the following:

	June 30,	March 31,
	2014	2014
	(in thousands)
Payables to SemGroup	$8,308	$27,738
Payables to equity method investees	29,170	48,454
Payables to entities affiliated with management	228	654
	$37,706	$76,846

Note 14 — Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the 2019 Notes and the 2021 Notes (described in Note 7). Pursuant to Rule 3-10 of Regulation S-X, we have presented in columnar format the condensed consolidating financial information for NGL Energy Partners LP, NGL Energy Finance Corp. (which, along with NGL Energy Partners LP, is a co-issuer of the 2021 Notes), the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis in the tables below.

During the periods presented in the tables below, the status of certain subsidiaries changed, in that they either became guarantors of or ceased to be guarantors of the 2021 Notes. Such changes have been given retrospective application in the tables below.

There are no significant restrictions upon the ability of the parent or any of the guarantor subsidiaries to obtain funds from their respective subsidiaries by dividend or loan. None of the assets of the guarantor subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

For purposes of the tables below, (i) the condensed consolidating financial information is presented on a legal entity basis, not a business segment basis, (ii) investments in consolidated subsidiaries are accounted for as equity method investments, and (iii) contributions, distributions, and advances to or from consolidated entities are reported on a net basis within net changes in advances with consolidated entities in the condensed consolidating cash flow tables below.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Balance Sheet

(U.S. Dollars in Thousands)

	June 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,399	$—	$7,589	$691	$—	$39,679
Accounts receivable - trade, net of allowance for doubtful accounts	—	—	898,987	4,024	—	903,011
Accounts receivable - affiliates	—	—	1,110	—	—	1,110
Inventories	—	—	373,389	244	—	373,633
Prepaid expenses and other current assets	—	—	58,585	28	—	58,613
Total current assets	31,399	—	1,339,660	4,987	—	1,376,046

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	798,446	65,011	—	863,457
GOODWILL	—	—	1,099,473	1,998	—	1,101,471
INTANGIBLE ASSETS, net of accumulated amortization	1,347	11,451	684,973	1,544	—	699,315
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	211,480	—	—	211,480
NET INTERCOMPANY RECEIVABLES (PAYABLES)	267,321	444,020	(654,939)	(56,402)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,726,452	—	3,845	—	(1,730,297)	—
OTHER NONCURRENT ASSETS	—	—	13,733	—	—	13,733
Total assets	$2,026,519	$455,471	$3,496,671	$17,138	$(1,730,297)	$4,265,502

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$—	$—	$804,052	$6,097	$—	$810,149
Accounts payable - affiliates	—	—	37,706	—	—	37,706
Accrued expenses and other payables	554	6,617	115,138	1,630	—	123,939
Advance payments received from customers	—	—	56,295	78	—	56,373
Current maturities of long-term debt	—	—	6,148	20	—	6,168
Total current liabilities	554	6,617	1,019,339	7,825	—	1,034,335

LONG-TERM DEBT, net of current maturities	250,000	450,000	741,815	60	—	1,441,875
OTHER NONCURRENT LIABILITIES	—	—	7,919	81	—	8,000

EQUITY
Partners’ equity (deficit)	1,775,965	(1,146)	1,727,598	9,223	(1,735,624)	1,776,016
Accumulated other comprehensive loss	—	—	—	(51)	—	(51)
Noncontrolling interests	—	—	—	—	5,327	5,327
Total equity (deficit)	1,775,965	(1,146)	1,727,598	9,172	(1,730,297)	1,781,292
Total liabilities and equity	$2,026,519	$455,471	$3,496,671	$17,138	$(1,730,297)	$4,265,502

(1)         The parent is a co-issuer of the 2021 Notes that are included in the NGL Energy Finance Corp. column.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Balance Sheet

(U.S. Dollars in Thousands)

	March 31, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,181	$—	$8,728	$531	$—	$10,440
Accounts receivable - trade, net of allowance for doubtful accounts	—	—	887,789	13,115	—	900,904
Accounts receivable - affiliates	—	—	7,445	—	—	7,445
Inventories	—	—	306,434	3,726	—	310,160
Prepaid expenses and other current assets	—	—	80,294	56	—	80,350
Total current assets	1,181	—	1,290,690	17,428	—	1,309,299

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	764,014	65,332	—	829,346
GOODWILL	—	—	1,105,008	1,998	—	1,107,006
INTANGIBLE ASSETS, net of accumulated amortization	1,169	11,552	700,603	1,632	—	714,956
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	189,821	—	—	189,821
NET INTERCOMPANY RECEIVABLES (PAYABLES)	327,281	437,714	(720,737)	(44,258)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,447,502	—	17,673	—	(1,465,175)	—
OTHER NONCURRENT ASSETS	—	—	16,674	121	—	16,795
Total assets	$1,777,133	$449,266	$3,363,746	$42,253	$(1,465,175)	$4,167,223

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$—	$—	$726,252	$13,959	$—	$740,211
Accounts payable - affiliates	—	—	73,703	3,143	—	76,846
Accrued expenses and other payables	554	14,266	124,923	1,947	—	141,690
Advance payments received from customers	—	—	29,891	74	—	29,965
Current maturities of long-term debt	—	—	7,058	22	—	7,080
Total current liabilities	554	14,266	961,827	19,145	—	995,792

LONG-TERM DEBT, net of current maturities	250,000	450,000	929,754	80	—	1,629,834
OTHER NONCURRENT LIABILITIES	—	—	9,663	81	—	9,744
EQUITY
Partners’ equity (deficit)	1,526,579	(15,000)	1,462,691	22,994	(1,470,449)	1,526,815
Accumulated other comprehensive loss	—	—	(189)	(47)	—	(236)
Noncontrolling interests	—	—	—	—	5,274	5,274
Total equity (deficit)	1,526,579	(15,000)	1,462,502	22,947	(1,465,175)	1,531,853
Total liabilities and equity	$1,777,133	$449,266	$3,363,746	$42,253	$(1,465,175)	$4,167,223

(1)         The parent is a co-issuer of the 2021 Notes that are included in the NGL Energy Finance Corp. column.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$—	$3,627,586	$21,057	$(29)	$3,648,614

COST OF SALES	—	—	3,514,946	19,136	(29)	3,534,053

OPERATING COSTS AND EXPENSES:
Operating	—	—	66,619	1,249	—	67,868
General and administrative	—	—	27,764	109	—	27,873
Depreciation and amortization	—	—	38,546	829	—	39,375

Operating Loss	—	—	(20,289)	(266)	—	(20,555)

OTHER INCOME (EXPENSE):
Earnings of unconsolidated entities	—	—	2,565	—	—	2,565
Interest expense	(4,246)	(8,146)	(8,102)	(11)	11	(20,494)
Other, net	—	—	(532)	152	(11)	(391)

Loss Before Income Taxes	(4,246)	(8,146)	(26,358)	(125)	—	(38,875)

INCOME TAX PROVISION	—	—	(958)	(77)	—	(1,035)

EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	(35,729)	—	(267)	—	35,996	—

Net Loss	(39,975)	(8,146)	(27,583)	(202)	35,996	(39,910)

NET INCOME ALLOCATED TO GENERAL PARTNER					(9,381)	(9,381)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(65)	(65)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(39,975)	$(8,146)	$(27,583)	$(202)	$26,550	$(49,356)

(1)         The parent is a co-issuer of the 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2013
	NGL Energy
	Partners LP	Guarantor	Non-Guarantor	Consolidating
	(Parent)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$1,368,305	$17,686	$(34)	$1,385,957

COST OF SALES	—	1,290,448	12,662	(34)	1,303,076

OPERATING COSTS AND EXPENSES:
Operating	—	46,731	2,314	—	49,045
General and administrative	—	18,208	246	—	18,454
Depreciation and amortization	—	22,030	694	—	22,724

Operating Income (Loss)	—	(9,112)	1,770	—	(7,342)

OTHER INCOME (EXPENSE):
Interest expense	(4,189)	(6,429)	(15)	11	(10,622)
Other, net	—	99	(38)	(11)	50

Income (Loss) Before Income Taxes	(4,189)	(15,442)	1,717	—	(17,914)

INCOME TAX BENEFIT	—	406	—	—	406

EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	(13,444)	1,592	—	11,852	—

Net Income (Loss)	(17,633)	(13,444)	1,717	11,852	(17,508)

NET INCOME ALLOCATED TO GENERAL PARTNER				(1,688)	(1,688)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS				(125)	(125)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$(17,633)	$(13,444)	$1,717	$10,039	$(19,321)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statements of Comprehensive Income (Loss)

(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net loss	$(39,975)	$(8,146)	$(27,583)	$(202)	$35,996	$(39,910)

Other comprehensive income	—	—	185	—	—	185

Comprehensive loss	$(39,975)	$(8,146)	$(27,398)	$(202)	$35,996	$(39,725)

(1)  The parent is a co-issuer of the 2021 Notes.

	Three Months Ended June 30, 2013
	NGL Energy
	Partners LP	Guarantor	Non-Guarantor	Consolidating
	(Parent)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(17,633)	$(13,444)	$1,717	$11,852	$(17,508)

Other comprehensive loss	—	—	(25)	—	(25)

Comprehensive income (loss)	$(17,633)	$(13,444)	$1,692	$11,852	$(17,533)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Cash Flows

(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(4,156)	$(15,384)	$26,650	$2,096	$9,206

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(48,608)	(259)	(48,867)
Acquisitions of businesses, including acquired working capital, net of cash acquired	—	—	(15,619)	(250)	(15,869)
Cash flows from commodity derivatives	—	—	(9,967)	—	(9,967)
Proceeds from sales of assets	—	—	989	—	989
Investments in unconsolidated entities	—	—	(4,094)	—	(4,094)
Net cash used in investing activities	—	—	(77,299)	(509)	(77,808)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	—	—	494,500	—	494,500
Payments on revolving credit facility	—	—	(681,000)	—	(681,000)
Payments on other long-term debt	—	—	(2,345)	(2)	(2,347)
Debt issuance costs	(266)	(310)	(1,618)	—	(2,194)
Contributions	352	—	—	—	352
Distributions	(49,491)	—	—	(12)	(49,503)
Proceeds from sale of common units, net of offering costs	338,033	—	—	—	338,033
Net changes in advances with consolidated entities	(254,254)	15,694	239,973	(1,413)	—
Net cash provided by (used in) financing activities	34,374	15,384	49,510	(1,427)	97,841
Net increase (decrease) in cash and cash equivalents	30,218	—	(1,139)	160	29,239
Cash and cash equivalents, beginning of period	1,181	—	8,728	531	10,440
Cash and cash equivalents, end of period	$31,399	$—	$7,589	$691	$39,679

(1)  The parent is a co-issuer of the 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Cash Flows

(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2013
	NGL Energy
	Partners LP	Guarantor	Non-Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(4,154)	$30,924	$(1,237)	$25,533

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	(14,925)	(15,267)	(30,192)
Acquisitions of businesses, including acquired working capital, net of cash acquired	—	(2,676)	(2,283)	(4,959)
Cash flows from commodity derivatives	—	(11,054)	—	(11,054)
Proceeds from sales of assets	—	1,088	—	1,088
Net cash used in investing activities	—	(27,567)	(17,550)	(45,117)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	—	255,000	—	255,000
Payments on revolving credit facility	—	(212,000)	—	(212,000)
Proceeds from borrowings on other long-term debt	—	780	100	880
Payments on other long-term debt	—	(2,880)	(4)	(2,884)
Debt issuance costs	(133)	(2,078)	—	(2,211)
Contributions	—	—	1,000	1,000
Distributions	(26,794)	—	(365)	(27,159)
Net changes in advances with consolidated entities	32,357	(50,393)	18,036	—
Net cash provided by (used in) financing activities	5,430	(11,571)	18,767	12,626
Net increase (decrease) in cash and cash equivalents	1,276	(8,214)	(20)	(6,958)
Cash and cash equivalents, beginning of period	—	11,206	355	11,561
Cash and cash equivalents, end of period	$1,276	$2,992	$335	$4,603

Note 15 — Subsequent Events

Acquisitions Subsequent to June 30, 2014

TransMontaigne Inc.

On July 1, 2014, we acquired TransMontaigne Inc. (“TransMontaigne”) for $173.8 million of cash, net of cash acquired. As part of this transaction, we also purchased $346.9 million of inventory from the previous owner of TransMontaigne. The operations of TransMontaigne include the marketing of refined products and crude oil. As part of this transaction, we acquired the general partner interest and a 19.7% limited partner interest in TransMontaigne Partners L.P. (“TLP”), a publicly-traded partnership that conducts refined product and crude oil transportation and terminaling operations.

On July 10, 2014, we submitted a non-binding proposal to the conflicts committee of the board of directors of TLP’s general partner. Under this proposal, each outstanding unit of TLP would be exchanged for one of our common units. This proposed transaction is subject to the negotiation and execution of a definitive agreement, the approval of the conflicts committee of the board of directors of TLP’s general partner, and any requisite unitholder approval under applicable law.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At June 30, 2014 and March 31, 2014, and for the

Three Months Ended June 30, 2014 and 2013

Water Solutions Facilities

As described in Note 4, we are party to a development agreement that provides us a first right of refusal to purchase water disposal facilities developed by the other party to the agreement. During July 2014, we purchased four facilities under this development agreement. We also purchased one additional facility in July 2014 from a different seller. On a combined basis, we paid $82.8 million of cash for these five facilities.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations as of and for the three months ended June 30, 2014. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Overview

We are a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. At June 30, 2014, our primary operations include:

•                  Our crude oil logistics business, the assets of which include owned and leased crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased and owned railcars, and a fleet of barges and towboats, and a 50% interest in a crude oil pipeline. Our crude oil logistics business purchases crude oil from producers and transports it for resale at owned and leased pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•                  Our water solutions business, the assets of which include water treatment and disposal facilities and a 27.5% interest in a water supply company. Our water solutions business generates revenues from the treatment and disposal of wastewater generated from crude oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons.

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

•                  Our refined products and renewables marketing business, which purchases gasoline and diesel fuel from suppliers and typically sells these products in back-to-back contracts to customers at a nationwide network of third-party owned terminaling and storage facilities, and which purchases ethanol primarily at production facilities and transports the ethanol to refiners and blenders at various locations. We also purchase biodiesel from production facilities located in the Midwest and Houston, Texas, and transport the biodiesel via railcars for sale to refiners and blenders. We also own an 11% interest in an ethanol production facility in Nebraska.

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

The range of low and high spot prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma and the prices at period end were as follows:

	Spot Price Per Barrel
Three Months Ended June 30,	Low	High	At Period End
2014	$99.42	$107.26	$105.37
2013	86.68	98.44	96.56

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Water Solutions

Our water solutions business generates revenues from the treatment and disposal of wastewater generated from oil and natural gas production operations, and from the sale of recycled water and recovered hydrocarbons. Our water processing facilities are strategically located near areas of high crude oil and natural gas production. A significant factor affecting the profitability of our water solutions segment is the extent of exploration and production in the areas near our facilities, which is based upon producers’ expectations about the profitability of drilling new wells. The primary customers of our facility in Wyoming have committed to deliver a specified minimum volume of water to our facility under long-term contracts. The primary customers of our facilities in Colorado have committed to deliver to our facilities all wastewater produced at wells in a designated area. Most of the customers at our other facilities in Texas are not under volume commitments, other than one customer that has committed to deliver 50,000 barrels per day to our facilities.

Liquids

Our liquids business purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, petrochemical plants, and other participants in the wholesale markets. Our liquids segment owns 22 terminals, operates a fleet of owned and leased railcars, and leases underground storage capacity. We attempt to reduce our exposure to the impact of price fluctuations by using back-to-back contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also attempt to reduce our exposure to the impact of price fluctuations by entering into swap agreements whereby we agree to pay a floating rate and receive a fixed rate on a specified notional amount of product. We enter into these agreements as economic hedges against the potential decline in the value of a portion of our inventory.

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

The range of low and high spot propane prices per gallon at Conway, Kansas and Mt. Belvieu, Texas, two of our main pricing hubs, and the prices at period end were as follows:

	Conway, Kansas			Mt. Belvieu, Texas
	Spot Price Per Gallon			Spot Price Per Gallon
Three Months Ended June 30,	Low	High	At Period End	Low	High	At Period End
2014	$0.96	$1.13	$1.07	$0.99	$1.13	$1.06
2013	0.77	0.91	0.80	0.81	0.97	0.85

The range of low and high spot butane prices per gallon at Mt. Belvieu, Texas and the prices at period end were as follows:

	Spot Price Per Gallon
Three Months Ended June 30,	Low	High	At Period End
2014	$1.20	$1.30	$1.30
2013	1.08	1.41	1.18

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

In periods of significant propane price increases we have experienced, and expect to continue to experience, conservation of propane used by our customers, which could result in a decline in our sales volumes, revenues and product margins. In periods of decreasing propane costs, we have typically experienced an increase in our product margin. The retail propane business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes. Typically, over 70% of our retail volume is sold during the peak heating season from October through March. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Refined Products and Renewables

Our refined product marketing business purchases gasoline and diesel fuel primarily from eight suppliers and sells these products to over 300 customers. We purchase and sell these products at a nationwide network of third-party owned terminaling and storage facilities. We typically sell these products at the same time we purchase them in back-to-back transactions. This business was acquired as part of our purchase of Gavilon Energy.

Our ethanol marketing business purchases ethanol primarily at production facilities and transports the ethanol for sale at various locations to refiners and blenders. We also transport and market ethanol owned by other unaffiliated entities in exchange for a service fee.

Our biodiesel marketing business purchases biodiesel from production facilities located in the Midwest and in Houston, Texas, and transports the product on leased railcars for sale to refiners and blenders. We lease biodiesel storage at facilities located in Phoenix, Arizona and Deer Park, Texas.

Recent Developments

We have continued to expand our operations through a number of business combinations, as summarized below.

TransMontaigne Inc.

On July 1, 2014, we acquired TransMontaigne Inc. (“TransMontaigne”) for $173.8 million of cash, net of cash acquired. As part of this transaction, we also purchased $346.9 million of inventory from the previous owner of TransMontaigne. The operations of TransMontaigne include the marketing of refined products and crude oil. As part of this transaction, we acquired the general partner interest and a 19.7% limited partner interest in TransMontaigne Partners L.P. (“TLP”), a publicly-traded partnership that conducts refined product and crude oil transportation and terminaling operations.

On July 10, 2014, we submitted a non-binding proposal to the conflicts committee of the board of directors of TLP’s general partner. Under this proposal, each outstanding unit of TLP would be exchanged for one of our common units. This proposed transaction is subject to the negotiation and execution of a definitive agreement, the approval of the conflicts committee of the board of directors of TLP’s general partner, and any requisite unitholder approval under applicable law.

Investment in Grassland Water Solutions LLC

In June 2014, we acquired a 27.5% interest in a water supply company that expands our water solutions business in the DJ Basin in Colorado.

Gavilon, LLC

In December 2013, we acquired the ownership interests of Gavilon, LLC (“Gavilon Energy”). Gavilon Energy’s assets include crude oil terminals in Oklahoma, Texas and Louisiana, a 50% ownership interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma, and an 11% interest in an ethanol production facility in Nebraska. Other operations of Gavilon Energy include the marketing of crude oil, refined products, ethanol, biodiesel, and natural gas liquids and owned and leased crude oil storage in Cushing, Oklahoma.

Coastal Plains Disposal #1, LLC (“Coastal”)

In September 2013, we acquired the ownership interests in three water disposal facilities in the Eagle Ford Basin in Texas, and an option to acquire an additional facility which we exercised in March 2014.

Oilfield Water Lines LP (“OWL”)

In August 2013, we acquired the ownership interests in four water disposal facilities and a fleet of approximately 55 water transportation vehicles located in the Eagle Ford Basin in Texas.

High Roller Wells Big Lake SWD No. 1 Ltd. (“Big Lake”)

In July 2013, we acquired a water disposal facility located in the Permian Basin in Texas. As part of this transaction, we entered into a five-year development agreement that provides us with the option to operate and then purchase additional disposal facilities that may be constructed by the sellers.

Crescent Terminals, LLC and Cierra Marine, LP

In July 2013, we acquired the operating assets of Crescent Terminals, LLC (“Crescent”), which operates a leased crude oil storage and dock facility in Port Aransas, Texas. In addition, we also purchased the ownership interests of Cierra Marine, LP (“Cierra Marine”), whereby we acquired a fleet of four towboats and seven crude oil barges operating in the intercoastal waterways of Texas.

Summary Discussion of Operating Results for the Three Months ended June 30, 2014

During the three months ended June 30, 2014, we generated an operating loss of $20.6 million, compared to an operating loss of $7.3 million during the three months ended June 30, 2013.

Our crude oil logistics business generated operating income of $1.5 million during the three months ended June 30, 2014, compared to operating income of $6.6 million during the three months ended June 30, 2013. Spreads between the price of crude oil in different markets remained narrow, which reduced our opportunity to generate increased margins by transporting crude oil from lower-price markets to higher-price markets.

Our water solutions business generated an operating loss of $0.9 million during the three months ended June 30, 2014. compared to operating income of $3.0 million during the three months ended June 30, 2013. Operating income during the three months ended June 30, 2014 was reduced by $6.2 million of unrealized losses on derivatives. During the three months ended June 30, 2013, operating income was increased by $0.6 million of unrealized gains on derivatives.

Our liquids business generated an operating loss of $0.9 million during the three months ended June 30, 2014, compared to an operating loss of $2.1 million during the three months ended June 30, 2013. Due to the seasonal nature of demand for natural gas liquids, sales volumes of our liquids segment are typically lower during the first and second quarters of the fiscal year than during the third and fourth quarters of the fiscal year.

Our retail propane business generated an operating loss of $1.6 million during the three months ended June 30, 2014, compared to an operating loss of $1.5 million during the three months ended June 30, 2013. Due to the seasonal nature of demand for propane, sales volumes of our retail propane business typically are lower during the first and second quarters of the fiscal year than during the third and fourth quarters of the fiscal year.

Our refined products business generated operating income of $0.4 million during the three months ended June 30, 2014. Our refined products segment began when we acquired Gavilon Energy in December 2013.

Our renewables business generated an operating loss of $1.7 million during the three months ended June 30, 2014. Our renewables segment began when we acquired Gavilon Energy in December 2013. Ethanol prices decreased during May and June 2014, which had an unfavorable impact on product margins. Demand for biodiesel has been impacted by uncertainty regarding the requirements for biodiesel usage, as the United States Environmental Protection Agency (the “EPA”) has not yet issued its final mandate for 2014 usage. The low demand had an unfavorable impact on our biodiesel volumes and product margins during the three months ended June 30, 2014.

We recorded $2.6 million of earnings from our equity method investments, which were acquired in our December 2013 acquisition of Gavilon Energy.

We incurred interest expense of $20.5 million during the three months ended June 30, 2014. This was higher than interest expense of $10.6 million during the three months ended June 30, 2013, due primarily to borrowings to finance acquisitions.

Consolidated Results of Operations

The following table summarizes our historical unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Total revenues	$3,648,614	$1,385,957
Total cost of sales	3,534,053	1,303,076
Operating and general and administrative expenses	95,741	67,499
Depreciation and amortization	39,375	22,724
Operating loss	(20,555)	(7,342)
Earnings of unconsolidated entities	2,565	—
Interest expense	(20,494)	(10,622)
Other, net	(391)	50
Loss before income taxes	(38,875)	(17,914)
Income tax (provision) benefit	(1,035)	406
Net loss	(39,910)	(17,508)
Net income allocated to general partner	(9,381)	(1,688)
Net income attributable to noncontrolling interests	(65)	(125)
Net loss allocated to limited partners	$(49,356)	$(19,321)

See the detailed discussion of revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense and operating income by segment below. The business combination with Gavilon Energy and the acquisitions of crude oil logistics and water solutions businesses described above had a significant impact on the comparability of our results of operations during the three months ended June 30, 2014 and 2013.

Non-GAAP Financial Measures

The following table reconciles net loss attributable to parent equity to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Net loss attributable to parent equity	$(39,975)	$(17,633)
Income tax provision (benefit)	1,035	(406)
Interest expense	20,517	10,622
Depreciation and amortization	44,350	23,195
EBITDA	$25,927	$15,778
Net unrealized losses on derivative contracts	5,010	3,578
Loss on disposal or impairment of assets	458	373
Equity-based compensation expense	7,914	7,075
Adjusted EBITDA	$39,309	$26,804

We define EBITDA as net income (loss) attributable to parent equity, plus interest expense, income taxes, and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding the unrealized gain or loss on derivative contracts, the gain or loss on the disposal or impairment of assets, and equity-based compensation expense. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other entities.

For purposes of our Adjusted EBITDA calculation, we make a distinction between unrealized gains and losses on derivatives and realized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract is settled, we reverse the previously-recorded unrealized gain or loss and record a realized gain or loss. The realized gain or loss is equal to the amount received or paid on the contract. We acquired Gavilon Energy in December 2013. We are still in the process of developing procedures to calculate realized and unrealized gains and losses for the Gavilon Energy operations in the same way we calculate them for our other operations. Accordingly, the net unrealized losses in the table above exclude any unrealized gains and losses related to Gavilon Energy.

The tables below reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Reconciliation to condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$44,350	$23,195
Intangible asset amortization recorded to cost of sales	(2,137)	(625)
Depreciation and amortization of unconsolidated entities	(2,945)	—
Depreciation and amortization attributable to noncontrolling interests	107	154
Depreciation and amortization per condensed consolidated statements of operations	$39,375	$22,724

Reconciliation to condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$44,350	$23,195
Amortization of debt issuance costs recorded to interest expense	1,912	1,397
Depreciation and amortization of unconsolidated entities	(2,945)	—
Depreciation and amortization attributable to noncontrolling interests	107	154
Depreciation and amortization per condensed consolidated statements of cash flows	$43,424	$24,746

Segment Operating Results for the Three Months Ended June 30, 2014 and 2013

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We expanded our crude oil logistics business through a number of acquisitions, including our acquisitions of Crescent and Cierra Marine in July 2013 and Gavilon Energy in December 2013. We expanded our water solutions business through several acquisitions of water disposal and transportation businesses, including Big Lake in July 2013, OWL in August 2013, and Coastal in September 2013. Our refined products and renewables businesses began with our December 2013 acquisition of Gavilon Energy. The results of operations of our liquids and retail propane segments are impacted by seasonality, primarily due to the increase in volumes sold during the peak heating season of October through March. In addition, product price fluctuations can have a significant impact on our sales volumes and revenues. For these and other reasons, our results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

Volumes

The following table summarizes the volume of product sold and water delivered during the three months ended June 30, 2014 and 2013. Volumes shown in the following table include intersegment sales.

	Three Months Ended June 30,
Segment	2014	2013	Change
	(in thousands)
Crude oil logistics
Crude oil sold (barrels)	19,257	9,255	10,002

Water solutions
Water delivered (barrels)	20,935	10,039	10,896

Liquids
Propane sold (gallons)	199,801	127,419	72,382
Other products sold (gallons)	198,706	178,430	20,276

Retail propane
Propane sold (gallons)	23,591	23,393	198
Distillates sold (gallons)	5,278	5,104	174

Refined products
Refined products sold (gallons)	331,808	—	331,808

Operating Income (Loss) by Segment

Our operating income (loss) by segment was as follows:

	Three Months Ended June 30,
Segment	2014	2013	Change
	(in thousands)
Crude oil logistics	$1,463	$6,609	$(5,146)
Water solutions	(907)	3,043	(3,950)
Liquids	(913)	(2,115)	1,202
Retail propane	(1,586)	(1,504)	(82)
Refined products	447	—	447
Renewables	(1,702)	—	(1,702)
Corporate and other	(17,357)	(13,375)	(3,982)
Operating loss	$(20,555)	$(7,342)	$(13,213)

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the periods indicated:

	Three Months Ended June 30,		Change
	2014	2013	Gavilon Energy	Other
	(in thousands)
Revenues:
Crude oil sales	$1,926,944	$928,534	$1,071,170	$(72,760)
Crude oil transportation and other	12,114	9,935	—	2,179
Total revenues (1)	1,939,058	938,469	1,071,170	(70,581)
Expenses:
Cost of sales	1,907,414	916,894	1,053,885	(63,365)
Operating expenses	15,985	9,415	4,284	2,286
General and administrative expenses	4,465	867	3,604	(6)
Depreciation and amortization expense	9,731	4,684	2,021	3,026
Total expenses	1,937,595	931,860	1,063,794	(58,059)
Segment operating income	$1,463	$6,609	$7,376	$(12,522)

(1)         Revenues include $9.8 million and $7.7 million of intersegment sales during the three months ended June 30, 2014 and 2013, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. The operations we acquired from Gavilon Energy generated $1.1 billion of revenues during the three months ended June 30, 2014, selling 10.6 million barrels at an average price of $100.85 per barrel. Exclusive of the operations of Gavilon Energy, our crude oil logistics segment generated $855.8 million of revenue from crude oil sales during the three months ended June 30, 2014, selling 8.6 million barrels at an average price of $99.09 per barrel. During the three months ended June 30, 2013, our crude oil logistics segment generated $928.5 million of revenue from crude oil sales, selling 9.3 million barrels at an average price of $100.33 per barrel.

Crude oil transportation and other revenues of our crude oil logistics segment were $12.1 million during the three months ended June 30, 2014, compared to $9.9 million of crude oil transportation and other revenues during the three months ended June 30, 2013. This increase was due primarily to the Crescent and Cierra Marine acquisition in July 2013.

Cost of Sales. The cost of crude oil sold of the operations we acquired from Gavilon Energy was $1.1 billion, as these operations sold 10.6 million barrels at an average cost of $99.23 per barrel. Exclusive of the operations of Gavilon Energy, our cost of crude oil sold was $853.5 million during the three months ended June 30, 2014, as we sold 8.6 million barrels at an average cost of $98.83 per barrel. Our cost of sales during the three months ended June 30, 2014 was decreased by $2.4 million of net unrealized gains on derivatives. During the three months ended June 30, 2013, our cost of crude oil sold was $916.9 million, as we sold 9.3 million barrels at an average cost of $99.07 per barrel. Our cost of sales during the three months ended June 30, 2013 was decreased by $4.6 million of net unrealized gains on derivatives.

The most significant driver of the increase in our volumes, revenues, and cost of sales was the acquisition of Gavilon Energy in December 2013. Exclusive of these acquired operations, our volumes, revenues, and cost of sales were lower during the three months ended June 30, 2014 than during the three months ended June 30, 2013. Spreads between the price of crude oil in different markets narrowed during the three months ended June 30, 2013 and remained narrow, which reduced our opportunity to generate increased margins by transporting crude oil from lower-price markets to higher-price markets.

Operating Expenses. Our crude oil logistics segment incurred $16.0 million of operating expenses during the three months ended June 30, 2014, compared to $9.4 million during the three months ended June 30, 2013. Of this increase, $4.3 million related to the operations of Gavilon Energy that we acquired in December 2013.

General and Administrative Expenses. Our crude oil logistics segment incurred $4.5 million of general and administrative expenses during the three months ended June 30, 2014, compared to $0.9 million of general and administrative expenses during the three months ended June 30, 2013. This increase was due to the acquisition of Gavilon Energy in December 2013. General and administrative expenses during the three months ended June 30, 2014 were increased by $2.1 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees.

Depreciation and Amortization Expense. Our crude oil logistics segment incurred $9.7 million of depreciation and amortization expense during the three months ended June 30, 2014, compared to $4.7 million of depreciation and amortization expense during the three months ended June 30, 2013. Of this increase, $2.0 million related to the operations of Gavilon Energy that we acquired in December 2013. The remaining increase related primarily to other acquisitions and capital expansions.

Operating Income. Our crude oil logistics segment generated operating income of $1.5 million during the three months ended June 30, 2014, compared to $6.6 million of operating income during the three months ended June 30, 2013. Spreads between the prices of crude oil in different markets narrowed beginning in the three months ended June 30, 2013 and remained narrow, which reduced our opportunity to generate increased margins by transporting crude oil from lower-price markets to higher-price markets.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the periods indicated:

	Three Months Ended June 30,		Change
	2014	2013	Acquisitions (1)	Other
	(in thousands)
Revenues:
Water treatment and disposal	$41,716	$18,688	$14,600	$8,428
Water transportation	5,598	1,825	5,598	(1,825)
Total revenues	47,314	20,513	20,198	6,603
Expenses:
Cost of sales	10,573	583	3,944	6,046
Operating expenses	19,729	9,007	9,210	1,512
General and administrative expenses	827	524	81	222
Depreciation and amortization expense	17,092	7,356	8,634	1,102
Total expenses	48,221	17,470	21,869	8,882
Segment operating income (loss)	$(907)	$3,043	$(1,671)	$(2,279)

(1)         Represents the change in revenues and expenses attributable to acquisitions subsequent to March 31, 2013. The cost of sales amount shown in this column does not include unrealized derivative gains and losses, as these cannot be attributed to specific facilities.

Revenues. The acquisitions subsequent to March 31, 2013 generated $14.6 million of treatment and disposal revenue during the three months ended June 30, 2014, taking delivery of 7.1 million barrels of wastewater at an average revenue of $2.07 per barrel. Exclusive of the acquisitions subsequent to March 31, 2013, our water solutions segment generated $27.1 million of treatment and disposal revenue during the three months ended June 30, 2014, taking delivery of 13.8 million barrels of wastewater at an average revenue of $1.96 per barrel. During the three months ended June 30, 2013, our water solutions segment generated $18.7 million of treatment and disposal revenue, taking delivery of 10.0 million barrels of wastewater at an average revenue of $1.86 per barrel. The primary reason for the increases in revenue and water delivered were acquisitions made subsequent to March 31, 2013, including our acquisitions of Big Lake, OWL and Coastal, and to an increase in water volumes processed due to higher demand from customers.

In our June 2012 merger with High Sierra Energy, LP, we acquired a water transportation business with operations in Kansas and Oklahoma. In our August 2013 acquisition of OWL, we acquired a water transportation business with operations in Texas. Our water solutions segment generated $5.6 million of transportation revenues during the three months ended June 30, 2014, compared to $1.8 million of transportation revenues during the three months ended June 30, 2013. This increase was due to the acquisition of OWL. During the year ended March 31, 2014, we wound down our water transportation operations in Oklahoma, transferring certain of the assets to our business in Texas and selling the remaining assets.

Cost of Sales. Our cost of sales for the acquisitions subsequent to March 31, 2013 was $3.9 million during the three months ended June 30, 2014. Exclusive of the acquisitions subsequent to March 31, 2013, our cost of sales was $6.7 million during the three months ended June 30, 2014, which included $6.2 million of net unrealized losses on derivatives. We enter into derivatives in our water solutions business to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover, because a portion of our revenue is generated from the sale of recovered hydrocarbons. During the three months ended June 30, 2013, our cost of sales was $0.6 million, which was decreased by $0.6 million of net unrealized gains on derivatives. In the table above, the full impact of the change in unrealized derivative gains and losses during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is reported in the “other” column, as it is not possible to attribute these gains and losses to individual water facilities.

Operating Expenses. Our water solutions segment incurred $19.7 million of operating expenses during the three months ended June 30, 2014, compared to $9.0 million of operating expenses during the three months ended June 30, 2013. Of this increase, $9.2 million related to the acquisitions subsequent to March 31, 2013.

General and Administrative Expenses. Our water solutions segment incurred $0.8 million of general and administrative expenses during the three months ended June 30, 2014, compared to $0.5 million of general and administrative expenses during the three months ended June 30, 2013.

Depreciation and Amortization Expense. Our water solutions segment incurred $17.1 million of depreciation and amortization expense during the three months ended June 30, 2014, compared to $7.4 million of depreciation and amortization expense during the three months ended June 30, 2013. Of this increase, $8.6 million related to the acquisitions subsequent to March 31, 2013, which included $0.5 million of amortization expense related to trade name intangible assets. Exclusive of the acquisitions subsequent to March 31, 2013, the increase is due in part to $0.6 million of amortization expense related to trade name intangible assets. During the year ended March 31, 2014, we ceased using certain trade names and began amortizing them as finite-lived defensive assets.

Operating Income (Loss). The acquisitions subsequent to March 31, 2013 generated an operating loss of $1.7 million during the three months ended June 30, 2014. Exclusive of the acquisitions subsequent to March 31, 2013, our water solutions segment generated operating income of $0.8 million during the three months ended June 30, 2014. Our water solutions segment generated operating income of $3.0 million during the three months ended June 30, 2013. Operating income during the three months ended June 30, 2014 was reduced by $6.2 million of net unrealized losses on derivatives. During the three months ended June 30, 2013, operating income was increased by $0.6 million of net unrealized gains on derivatives.

Liquids

The following table summarizes the operating results of our liquids segment for the periods indicated:

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)
Revenues:
Propane sales	$222,446	$123,837	$98,609
Other product sales	288,359	249,853	38,506
Other revenues	5,716	8,864	(3,148)
Total revenues (1)	516,521	382,554	133,967

Expenses:
Cost of sales - propane	218,907	117,543	101,364
Cost of sales - other products	281,262	248,935	32,327
Cost of sales - other	3,181	5,368	(2,187)
Operating expenses	9,065	8,732	333
General and administrative expenses	1,818	1,387	431
Depreciation and amortization expense	3,201	2,704	497
Total expenses	517,434	384,669	132,765
Segment operating loss	$(913)	$(2,115)	$1,202

(1)         Revenues include $41.3 million and $21.5 million of intersegment sales during the three months ended June 30, 2014 and 2013, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our liquids segment generated $222.4 million of wholesale propane sales revenue during the three months ended June 30, 2014, selling 199.8 million gallons at an average price of $1.11 per gallon. During the three months ended June 30, 2013, our liquids segment generated $123.8 million of wholesale propane sales revenue, selling 127.4 million gallons at an average price of $0.97 per gallon. The increase in volume was due to higher market demand, due in part to colder weather conditions during the previous winter.

Our liquids segment generated $288.4 million of other wholesale products sales revenue during the three months ended June 30, 2014, selling 198.7 million gallons at an average price of $1.45 per gallon. During the three months ended June 30, 2013, our liquids segment generated $249.9 million of other wholesale products sales revenue, selling 178.4 million gallons at an average price of $1.40 per gallon. The increase in volume was due to several factors, including higher market demand for butane to be used in gasoline blending operations, the expansion of our customer base, and an increased focus on the opportunity to more fully utilize our terminals to market butane.

Cost of Sales. Our cost of wholesale propane sales was $219.0 million during the three months ended June 30, 2014, as we sold 199.8 million gallons at an average cost of $1.10 per gallon. Our cost of wholesale propane sales during the three months ended June 30, 2014 was reduced by $0.2 million of net unrealized gains on derivatives. During the three months ended June 30, 2013, our cost of wholesale propane sales was $117.5 million, as we sold 127.4 million gallons at an average cost of $0.92 per gallon. Our cost of wholesale propane sales during the three months ended June 30, 2013 was increased by $1.6 million of net unrealized losses on derivatives.

Product margins per gallon of propane sold were lower during the three months ended June 30, 2014 than during the three months ended June 30, 2013. Propane prices were high during the recent winter due to cold weather conditions, and prices declined during February and March 2014. We use a weighted-average inventory costing method for our wholesale propane inventory, with the costing pools segregated based on the location of the inventory. During periods of declining prices, our margins are reduced, as the weighted-average costing pool includes inventory that was purchased when prices were higher.

One of our business strategies is to purchase and store inventory during the warmer months for sale during the winter months. We seek to lock in a margin on inventory held in storage through back-to-back purchases and sales, fixed-price forward sale commitments, and financial derivatives. We also have contracts whereby we have committed to purchase ratable volumes each month at index prices. We seek to manage the price risk associated with these contracts primarily by selling the inventory immediately after it is received. When we sell product, we record the cost of the sale at the average cost of all inventory at that location, which may include inventory stored for sale in the future. During periods of rising prices, this can result in greater margins on these sales. During periods of falling prices, this can result in negative margins on these sales.

Our cost of sales of other products was $281.3 million during the three months ended June 30, 2014, as we sold 198.7 million gallons at an average cost of $1.42 per gallon. Our cost of sales of other products during the three months ended June 30, 2014 was increased by $1.5 million of net unrealized losses on derivatives. During the three months ended June 30, 2013, our cost of sales of other products was $248.9 million, as we sold 178.4 million gallons at an average cost of $1.40 per gallon. Our cost of sales of other products during the three months ended June 30, 2013 was increased by $7.2 million of net unrealized losses on derivatives.

Operating Expenses. Our liquids segment incurred $9.1 million of operating expenses during the three months ended June 30, 2014, compared to $8.7 million of operating expenses during the three months ended June 30, 2013. This increase was due primarily to expanded operations.

General and Administrative Expenses. Our liquids segment incurred $1.8 million of general and administrative expenses during the three months ended June 30, 2014, compared to $1.4 million of general and administrative expenses during the three months ended June 30, 2013. This increase was due primarily to expanded operations.

Depreciation and Amortization Expense. Our liquids segment incurred $3.2 million of depreciation and amortization expense during the three months ended June 30, 2014, compared to $2.7 million of depreciation and amortization expense during the three months ended June 30, 2013.

Operating Loss. Our liquids segment generated an operating loss of $0.9 million during the three months ended June 30, 2014, compared to an operating loss of $2.1 million during the three months ended June 30, 2013. The wholesale natural gas liquids business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source and butane’s use in gasoline blending, and sales prices and volumes are typically higher during the colder months of the year. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the periods indicated:

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)
Revenues:
Propane sales	$52,026	$46,691	$5,335
Distillate sales	18,695	17,869	826
Other revenues	7,181	7,700	(519)
Total revenues	77,902	72,260	5,642
Expenses:
Cost of sales - propane	29,287	25,179	4,108
Cost of sales - distillates	16,036	15,244	792
Cost of sales - other	2,201	2,643	(442)
Operating expenses	21,482	20,842	640
General and administrative expenses	2,911	2,616	295
Depreciation and amortization expense	7,571	7,240	331
Total expenses	79,488	73,764	5,724
Segment operating loss	$(1,586)	$(1,504)	$(82)

Revenues. Our retail propane segment generated revenue of $52.0 million from propane sales during the three months ended June 30, 2014, selling 23.6 million gallons at an average price of $2.21 per gallon. During the three months ended June 30, 2013, our retail propane segment generated $46.7 million of revenue from propane sales, selling 23.4 million gallons at an average price of $2.00 per gallon. The increase in average sales prices during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due primarily to higher market demand as a result of cold weather conditions during the recent winter.

Our retail propane segment generated revenue of $18.7 million from distillate sales during the three months ended June 30, 2014, selling 5.3 million gallons at an average price of $3.54 per gallon. During the three months ended June 30, 2013, our retail propane segment generated $17.9 million of revenue from distillate sales, selling 5.1 million gallons at an average price of $3.50 per gallon.

Cost of Sales. Our cost of retail propane sales was $29.3 million during the three months ended June 30, 2014, as we sold 23.6 million gallons at an average cost of $1.24 per gallon. During the three months ended June 30, 2013, our cost of retail propane sales was $25.2 million, as we sold 23.4 million gallons at an average cost of $1.08 per gallon.

Our cost of distillate sales was $16.0 million during the three months ended June 30, 2014, as we sold 5.3 million gallons at an average cost of $3.04 per gallon. During the three months ended June 30, 2013, our cost of distillate sales was $15.2 million, as we sold 5.1 million gallons at an average cost of $2.99 per gallon.

Operating Expenses. Our retail propane segment incurred $21.5 million of operating expenses during the three months ended June 30, 2014, compared to $20.8 million of operating expenses during the three months ended June 30, 2013.

General and Administrative Expenses. Our retail propane segment incurred $2.9 million of general and administrative expenses during the three months ended June 30, 2014, compared to $2.6 million of general and administrative expenses during the three months ended June 30, 2013.

Depreciation and Amortization Expense. Our retail propane segment incurred $7.6 million of depreciation and amortization expense during the three months ended June 30, 2014, compared to $7.2 million of depreciation and amortization expense during the three months ended June 30, 2013.

Operating Loss. Our retail propane segment generated an operating loss of $1.6 million during the three months ended June 30, 2014, compared to an operating loss of $1.5 million during the three months ended June 30, 2013. The retail propane business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes. Typically, over 70% of our retail volume is sold during the peak heating season from October through March. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Refined Products

The following table summarizes the operating results of our refined products segment during the three months ended June 30, 2014 (in thousands). Our refined products segment began with our December 2013 acquisition of Gavilon Energy.

Revenues	$986,223
Expenses:
Cost of sales	983,012
Operating expenses	1,357
General and administrative expenses	1,025
Depreciation and amortization expense	382
Total expenses	985,776
Segment operating income	$447

Revenues. Our refined products segment generated $986.2 million of revenue during the three months ended June 30, 2014, selling 331.8 million gallons at an average price of $2.97 per gallon.

Cost of Sales. Our cost of sales was $983.0 million during the three months ended June 30, 2014, as we sold 331.8 million gallons at an average cost of $2.96 per gallon.

Operating Expenses. Our refined products segment incurred $1.4 million of operating expenses during the three months ended June 30, 2014.

General and Administrative Expenses. Our refined products segment incurred $1.0 million of general and administrative expenses during the three months ended June 30, 2014.

Depreciation and Amortization Expense. Our refined products segment incurred $0.4 million of depreciation and amortization expense during the three months ended June 30, 2014.

Operating Income. Our refined products segment generated $0.4 million of operating income during the three months ended June 30, 2014.

Renewables

The following table summarizes the operating results of our renewables segment during the three months ended June 30, 2014 (in thousands). Our renewables segment began with our December 2013 acquisition of Gavilon Energy.

Revenues	$131,274
Expenses:
Cost of sales	131,301
Operating expenses	267
General and administrative expenses	946
Depreciation and amortization expense	462
Total expenses	132,976
Segment operating loss	$(1,702)

Revenues and Cost of Sales. Our renewables segment generated $131.3 million of revenue and cost of sales during the three months ended June 30, 2014.

Ethanol prices decreased during May and June 2014, which had an unfavorable impact on product margins. We use a weighted-average inventory costing method for our ethanol inventory. During periods of declining prices, our margins are reduced, as the weighted-average costing pool includes inventory that was purchased when prices were higher.

Demand for biodiesel has been impacted by uncertainty regarding the requirements for biodiesel usage, as the EPA has not yet issued its final mandate for 2014 usage. The low demand had an unfavorable impact on biodiesel volumes and product margins during the three months ended June 30, 2014.

Operating Expenses. Our renewables segment incurred $0.3 million of operating expenses during the three months ended June 30, 2014.

General and Administrative Expenses. Our renewables segment incurred $0.9 million of general and administrative expenses during the three months ended June 30, 2014. General and administrative expenses during the three months ended June 30, 2014 were increased by $0.3 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees.

Depreciation and Amortization Expense. Our renewables segment incurred $0.5 million of depreciation and amortization expense during the three months ended June 30, 2014.

Operating Loss. Our renewables segment generated an operating loss of $1.7 million during the three months ended June 30, 2014.

Corporate and Other

The operating loss within “corporate and other” includes the following components:

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)
Compressor leasing business	$49	$(62)	$111
Natural gas business	(252)	—	(252)
Equity-based compensation expense	(7,914)	(7,075)	(839)
Acquisition expenses	(1,098)	(583)	(515)
Other corporate expenses	(8,142)	(5,655)	(2,487)
	$(17,357)	$(13,375)	$(3,982)

We acquired the natural gas business in our December 2013 acquisition of Gavilon Energy. We subsequently wound down the natural gas business and, as of March 31, 2014, this business has no revenue-generating activity.

The increase in equity-based compensation is due primarily to an increase in the market value of our common units. The life-to-date expense for unvested units is adjusted based on the market value of the common units on the reporting date, which was higher at June 30, 2014 than at June 30, 2013.

The increase in other corporate expenses is due primarily to increases in compensation expense, due to the addition of new corporate employees to provide general and administrative services in support of the growth of our business.

Operating loss during the three months ended June 30, 2014 was increased by $0.3 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees. This amount is reported within “other corporate expenses” in the table above.

Interest Expense

The largest component of interest expense during the three months ended June 30, 2014 and 2013 has been interest on our Revolving Credit Facility, the 2021 Notes, and the 2022 Notes. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information on our long-term debt. The change in interest expense during the periods presented is due primarily to fluctuations in the average outstanding debt balance and the applicable interest rates, as summarized below:

	Revolving Credit Facility		2021 Notes		2022 Notes
	Average		Average		Average
	Balance	Average	Balance		Balance
	Outstanding	Interest	Outstanding	Interest	Outstanding	Interest
Three Months Ended June 30,	(in thousands)	Rate	(in thousands)	Rate	(in thousands)	Rate
2014	$948,011	2.27%	$450,000	6.88%	$250,000	6.65%
2013	469,489	3.66%	—	—	250,000	6.65%

Interest expense also includes amortization of debt issuance costs, which represented $1.9 million and $1.4 million of expense during the three months ended June 30, 2014 and 2013, respectively. Interest expense also includes letter of credit fees, interest on equipment financing notes, and accretion of interest on noninterest bearing debt obligations assumed in business combinations.

The increased level of debt outstanding during the three months ended June 30, 2014 is due primarily to borrowings to finance acquisitions.

Income Tax Provision

We believe that we qualify as a partnership for income tax purposes. As such, we generally do not pay United States federal income tax. Rather, each owner reports his or her share of our income or loss on his or her individual tax return.

We have certain taxable corporate subsidiaries in the United States and in Canada. In addition, our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our condensed consolidated statements of operations represents the other owners’ share of the net income of these entities.

Seasonality

Seasonality impacts our liquids and retail propane segments. A large portion of our retail propane operation is in the residential market where propane is used primarily for heating. Consequently, for these two segments, revenues, operating profits and operating cash flows are generated mostly in the third and fourth quarters of each fiscal year. See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

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

Our partnership agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash (as defined in our partnership agreement) to unitholders as of the record date. Available cash for any quarter, generally consists of all cash on hand at the end of that quarter less the amount of cash reserves established by our general partner, to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments or other agreements, and (iii) provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.

We believe that our anticipated cash flows from operations and the borrowing capacity under our Credit Agreement are sufficient to meet our liquidity needs for the next 12 months. If our plans or assumptions change or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Our ability to raise additional capital, if necessary, depends on various factors and conditions, including market conditions. We cannot give any assurances that we can raise additional capital to meet these needs. Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

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

Credit Agreement

On June 19, 2012, we entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). On June 12, 2014, we executed the sixth amendment to the Credit Agreement, which increased our total borrowing capacity to $2.193 billion.

The Working Capital Facility had a total capacity of $1,335.0 million for cash borrowings and letters of credit at June 30, 2014. At that date, we had outstanding cash borrowings of $465.5 million and outstanding letters of credit of $220.3 million on the Working Capital Facility. The Expansion Capital Facility had a total capacity of $858.0 million for cash borrowings at June 30, 2014. At that date, we had outstanding cash borrowings of $270.0 million on the Expansion Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base,” as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 0.50% to 1.50% per annum or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At June 30, 2014, all borrowings under the Credit Agreement were LIBOR borrowings with an interest rate as of June 30, 2014 of 2.16%, calculated as the LIBOR rate of 0.16% plus a margin of 2.00%. At June 30, 2014, the interest rate in effect on letters of credit was 2.00%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. At June 30, 2014, our outstanding borrowings and interest rates under our Revolving Credit Facility were as follows (dollars in thousands):

	Amount	Rate
Expansion Capital Facility —
LIBOR borrowings	$270,000	2.16%
Working Capital Facility —
LIBOR borrowings	465,500	2.16%

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our leverage ratio, as defined in the Credit Agreement, cannot exceed 4.25 to 1 at any quarter end. At June 30, 2014, our leverage ratio was approximately 3 to 1. The Credit Agreement also specifies that our interest coverage ratio, as defined in the Credit Agreement, cannot be less than 2.75 to 1 as of the last day of any fiscal quarter. At June 30, 2014, our interest coverage ratio was approximately 6 to 1.

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

At June 30, 2014, we were in compliance with the covenants under the Credit Agreement.

2019 Notes

On July 9, 2014, we issued $400.0 million of 5.125% Senior Notes Due 2019 (the “2019 Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A and Regulation S under the Securities Act. We received net proceeds of $393.5 million, after the initial purchasers’ discount of $6.0 million and estimated offering costs of $0.5 million. We used the net proceeds to reduce the outstanding balance on our Revolving Credit Facility.

The 2019 Notes mature on July 15, 2019. Interest is payable on January 15 and July 15 of each year. We have the right to redeem the 2019 Notes prior to the maturity date, although we would be required to pay a premium price for early redemption.

The Partnership and NGL Energy Finance Corp. are co-issuers of the 2019 Notes, and the obligations under the 2019 Notes are guaranteed by certain of our existing and future restricted subsidiaries that incur or guarantee indebtedness under certain of our other indebtedness, including the Revolving Credit Facility. The purchase agreement and the indenture governing the 2019 Notes contain various customary representations, warranties, and additional covenants, including, without limitation, limitations on fundamental changes and limitations on indebtedness and liens. Our obligations under the purchase agreement and the indenture may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) experiencing an event of default on certain other debt agreements, or (iii) certain events of bankruptcy or insolvency.

We also entered into a registration rights agreement whereby we have committed to exchange the 2019 Notes for a new issue of notes registered under the Securities Act that has substantially identical terms to the 2019 Notes on or before July 9, 2015. If we are unable to fulfill this obligation, we would be required to pay liquidated damages to the holders of the 2019 Notes.

2021 Notes

On October 16, 2013, we issued $450.0 million of 6.875% Senior Notes Due 2021 (the “2021 Notes”) in a private placement exempt from registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. We received net proceeds of $438.4 million, after the initial purchasers’ discount of $10.1 million and offering costs of $1.5 million. We used the net proceeds to reduce the outstanding balance on our Revolving Credit Facility.

The 2021 Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year. We have the right to redeem the 2021 Notes prior to the maturity date, although we would be required to pay a premium for early redemption.

The Partnership and NGL Energy Finance Corp. are co-issuers of the 2021 Notes, and the obligations under the 2021 Notes are guaranteed by certain of our existing and future restricted subsidiaries that incur or guarantee indebtedness under certain of our other indebtedness, including the Revolving Credit Facility. The purchase agreement and the indenture governing the 2021 Notes contain various customary representations, warranties, and additional covenants, including, without limitation, limitations on fundamental changes and limitations on indebtedness and liens. Our obligations under the purchase agreement and the indenture may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) experiencing an event of default on certain other debt agreements, or (iii) certain events of bankruptcy or insolvency.

At June 30, 2014, we were in compliance with the covenants under the purchase agreement and indenture governing the 2021 Notes.

We also entered into a registration rights agreement whereby we have committed to exchange the 2021 Notes for a new issue of notes registered under the Securities Act that has substantially identical terms to the 2021 Notes on or before October 16, 2014. If we are unable to fulfill this obligation, we would be required to pay liquidated damages to the holders of the 2021 Notes.

2022 Notes

On June 19, 2012, we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) whereby we issued $250.0 million of Senior Notes in a private placement (the “2022 Notes”). The 2022 Notes bear interest at a fixed rate of 6.65%. Interest is payable quarterly. The 2022 Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to prepay outstanding principal, although we would incur a prepayment penalty. The 2022 Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

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

The Note Purchase Agreement provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal or interest, (ii) breach of certain covenants contained in the Note Purchase Agreement or the 2022 Notes, (iii) failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity if the total amount of such indebtedness unpaid or accelerated exceeds $10.0 million, (iv) the rendering of a judgment for the payment of money in excess of $10.0 million, (v) the failure of the Note Purchase Agreement, the 2022 Notes, or the guarantees by the subsidiary guarantors to be in full force and effect in all material respects and (vi) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), the trustee or the holders of at least 51% in aggregate principal amount of the then outstanding 2022 Notes of any series may declare all of the 2022 Notes of such series to be due and payable immediately.

At June 30, 2014, we were in compliance with the covenants under the Note Purchase Agreement.

Revolving Credit Balances

The following table summarizes Revolving Credit Facility borrowings:

	Average
	Daily	Lowest	Highest
	Balance	Balance	Balance
	(in thousands)
Three Months Ended June 30, 2014:
Expansion loans	$529,038	$270,000	$578,500
Working capital loans	418,973	339,500	500,500

Three Months Ended June 30, 2013:
Expansion loans	$442,522	$441,500	$444,500
Working capital loans	26,967	—	76,000

Cash Flows

The following summarizes the sources (uses) of our cash flows:

	Three Months Ended June 30,
Cash Flows Provided By (Used In):	2014	2013
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$27,078	$22,446
Changes in operating assets and liabilities	(17,872)	3,087

Operating activities	$9,206	$25,533

Investing activities	(77,808)	(45,117)

Financing activities	97,841	12,626

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

During the three months ended June 30, 2014, we paid $48.9 million for capital expenditures, which related primarily to water disposal and crude logistics assets. Of this amount, $42.4 million represented expansion capital and $6.5 million represented maintenance capital.

During the three months ended June 30, 2014, we paid $15.0 million to acquire an interest in a water supply company and an additional $0.9 million for a retail propane business. During the three months ended June 30, 2013, we paid $5.0 million to acquire two retail propane businesses.

Financing Activities. Changes in our cash flow from financing activities include advances from and repayments on our Revolving Credit Facility, to fund our operating or investing requirements. In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we may fund the cash flow deficits through our Working Capital Facility. During the three months ended June 30, 2014, we repaid $186.5 million on our Revolving Credit Facility (net of borrowings). During the three months ended June 30, 2014, we received net proceeds of $338.0 million from the sale of common units. During the three months ended June 30, 2013, we borrowed $43.0 million on our Revolving Credit Facility (net of repayments).

Cash flows from financing activities also include distributions paid to owners. We expect our distributions to our partners to increase in future periods under the terms of our partnership agreement. Based on the number of common and subordinated units outstanding at June 30, 2014 (exclusive of invested restricted units issued pursuant to employee and director compensation programs), if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $29.5 million per quarter ($118.0 million per year). To the extent our cash flows from operating activities are not sufficient to finance our required distributions, we may be required to increase the borrowings under our Working Capital Facility.

The following table summarizes the distributions declared since our initial public offering:

			Amount	Amount Paid To	Amount Paid To
Date Declared	Record Date	Date Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927
April 25, 2013	May 6, 2013	May 15, 2013	0.4775	25,605	1,189
July 25, 2013	August 5, 2013	August 14, 2013	0.4938	31,725	1,739
October 23, 2013	November 4, 2013	November 14, 2013	0.5113	35,908	2,491
January 23, 2014	February 4, 2014	February 14, 2014	0.5313	42,150	4,283
April 24, 2014	May 5, 2014	May 15, 2014	0.5513	43,737	5,754
July 24, 2014	August 4, 2014	August 14, 2014	0.5888	52,036	9,481

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2014 for our fiscal years ending thereafter:

		Nine Months
		Ending
		March 31,	Years Ending March 31,
	Total	2015	2016	2017	2018	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$270,000	$—	$—	$—	$—	$270,000
Working capital borrowings	465,500	—	—	—	—	465,500
2021 Notes	450,000	—	—	—	—	450,000
2022 Notes	250,000	—	—	—	25,000	225,000
Other long-term debt	12,543	4,696	3,640	2,376	1,413	418
Interest payments on long-term debt:
Revolving credit facility (1)	108,446	18,698	24,930	24,930	24,930	14,958
2021 Notes	232,031	15,469	30,938	30,938	30,938	123,748
2022 Notes	95,594	12,469	16,625	16,625	16,209	33,666
Other long-term debt	684	257	206	119	78	24
Letters of credit	220,323	—	—	—	—	220,323
Future minimum lease payments under other noncancelable operating leases	424,222	95,506	89,761	70,821	56,960	111,174
Future minimum throughput payments under noncancelable agreements (2)	440,476	39,237	82,293	82,293	82,293	154,360
Fixed-priced commodity purchase commitments	59,367	59,367	—	—	—	—
Index-priced commodity purchase commitments (3)	1,192,304	1,149,674	42,630	—	—	—
Total contractual obligations	$4,221,490	$1,395,373	$291,023	$228,102	$237,821	$2,069,171

Natural gas liquids gallons under fixed-priced purchase commitments (thousands) (4)	48,959	48,959	—	—	—	—
Natural gas liquids gallons under index-priced purchase commitments (thousands) (4)	709,787	701,546	8,241	—	—	—
Crude oil barrels under index-priced purchase commitments (thousands) (4)	3,711	3,354	357	—	—	—

(1)         The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at June 30, 2014. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

(2)         At June 30, 2014, we had agreements with crude oil pipeline operators obligating us to minimum throughput payments in exchange for pipeline capacity commitments.

(3)         Index prices are based on a forward price curve at June 30, 2014. A theoretical change of $0.10 per gallon in the underlying commodity price at June 30, 2014 would result in a change of $71.0 million in the value of our index-based natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at June 30, 2014 would result in a change of $3.7 million in the value of our index-based crude oil purchase commitments.

(4)         At June 30, 2014, we had fixed-priced and index-priced sales contracts for 171.6 million and 436.1 million gallons of natural gas liquids, respectively. At June 30, 2014, we had index-priced sales contracts for 1.8 million barrels of crude oil.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report.

Environmental Legislation

Please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for a discussion of proposed environmental legislation and regulations that, if enacted, could result in increased compliance and operating costs. However, at this time we cannot predict the structure or outcome of any future legislation or regulations or the eventual cost we could incur in compliance.

Trends

Crude Oil Logistics

Crude oil prices fluctuate widely due to changes in supply and demand conditions. The opportunity to generate revenues in our crude oil logistics business is heavily influenced by the volume of crude oil being produced. Currently, production of crude oil in North America is increasing, but changes in the level of production could impact our ability to generate revenues in the future.

The spread between the prices of crude oil in different locations can also fluctuate widely. If these price differences are wide, we are able to generate increased margins by transporting crude oil from lower-price markets to higher-price markets. During the three months ended June 30, 2013, spreads narrowed considerably, which had a significant impact on our operations in the Rocky Mountain and South Texas regions, where these spreads remain narrow. When price differences between markets are reduced, it is necessary to renegotiate price terms with producers and to not fully utilize our transportation fleet until this process has been completed and margins have improved.

Water Solutions

Our opportunity to earn revenues in our water solutions business is based on the level of production of natural gas and crude oil in the areas where our facilities are located. Currently, production levels are increasing, and we are expanding our operations in Colorado and Texas to meet this demand.

Liquids

The volumes we sell in our wholesale natural gas liquids business are heavily dependent on the demand for propane and butane, which is influenced by weather conditions and gasoline blending. The margins we generate in our wholesale natural gas liquids business are influenced by changes in prices over the course of a year. During years when demand is higher during the winter months, we have the opportunity to utilize our storage assets to increase margins.

Demand for natural gas liquids was high during the recent winter, due to cold weather conditions. Demand continued to be high during the three months ended June 30, 2014, as customers sought to replenish their supplies of natural gas liquids that had been depleted during the winter. As a result, sales volumes and prices were higher during the three months ended June 30, 2014 than during the corresponding period in the prior year. However, our product margin per gallon sold was lower during the three months ended June 30, 2014 than during the corresponding period in the prior year, as we began the year with inventory that had a high cost basis as a result of the high demand during the previous winter.

We use a weighted-average inventory costing method for our wholesale propane inventory, with the costing pools segregated based on the location of the inventory. During periods of declining prices, our margins are reduced, as the weighted-average costing pool includes inventory that was purchased when prices were higher.

One of our business strategies is to purchase and store inventory during the warmer months for sale during the winter months. We seek to lock in a margin on inventory held in storage through back-to-back purchases and sales, fixed-price forward sale commitments, and financial derivatives. We also have contracts whereby we have committed to purchase ratable volumes each month at index prices. We seek to manage the price risk associated with these contracts primarily by selling the inventory immediately after it is received. When we sell product, we record the cost of the sale at the average cost of all inventory at that location, which may include inventory stored for sale in the future. During periods of rising prices, this can result in greater margins on these sales. During periods of falling prices, this can result in negative margins on these sales.

Retail Propane

The volumes we sell in our retail propane business are dependent on weather conditions, as cold weather significantly increases customer demand for propane. During times of lower propane prices, margins per gallon typically increase. During times of higher propane prices, margins per gallon typically decrease.

Refined Products and Renewables

The spread between the prices of ethanol in different locations can fluctuate widely. If these price differences are high, we are able to generate increased margins by transporting ethanol from lower-price markets to higher-price markets. During the three months ended June 30, 2014, the spread between ethanol prices in different markets narrowed, which reduced our opportunities to generate favorable margins by transporting ethanol from one region to another.

Demand for biodiesel is driven in part by EPA mandates for the volume of biodiesel that refiners and blenders must use. The EPA has not yet issued its final mandate for 2014 biodiesel usage. The current uncertainty regarding the requirements has reduced the demand for biodiesel, which has had an adverse impact on biodiesel prices and volumes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU is effective for the Partnership beginning April 1, 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

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

Revenue Recognition

We record revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record terminaling, storage, and service revenues at the time the service is performed, and we record tank and other rentals over the term of the lease. Revenues for our water solutions business are recognized upon receipt of the wastewater at our disposal facilities.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. Amounts billed to customers for shipping and handling costs are included in revenues in our condensed consolidated statements of operations.

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

Asset Retirement Obligations

We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. We have recorded a liability of $2.3 million at June 30, 2014. This liability is related to wastewater disposal facilities and crude oil facilities for which we have contractual and regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are retired.

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

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Depreciation expense represents the systematic write-off of the cost of our property, plant and equipment, net of residual or salvage value (if any), to the results of operations for the quarterly and annual periods during which the assets are used. We depreciate the majority of our property, plant and equipment using the straight-line method, which results in our recording depreciation expense evenly over the estimated life of the individual asset. The estimate of depreciation expense requires us to make assumptions regarding the useful economic lives and residual values of our assets. At the time we acquire and place our property, plant and equipment in service, we develop assumptions about the lives and residual values of such assets that we believe to be reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation expense prospectively. Examples of such circumstances include changes in laws and regulations that limit the estimated economic life of an asset, changes in technology that render an asset obsolete, or changes in expected salvage values.

Amortization of Intangible Assets

Amortization expense represents the systematic write-off of the cost of our amortizable intangible assets to the results of operations for the quarterly and annual periods during which the assets are used. We amortize the majority of these intangible assets using the straight-line method, which results in our recording amortization expense evenly over the estimated life of the individual asset. The estimate of amortization expense requires us to make assumptions regarding the useful economic lives of our assets. At the time we acquire intangible assets, we develop assumptions about the lives of such assets that we believe to be reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our amortization expense prospectively. Examples of such circumstances include changes in customer attrition rates and changes in laws and regulations that could limit the estimated economic life of an asset.

Business Combinations

We have made in the past, and expect to make in the future, acquisitions of other businesses. We record business combinations using the “acquisition method,” in which the assets acquired and liabilities assumed are recorded at their estimated fair values. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts including commodity purchase and sale agreements, storage and transportation contracts, and employee compensation commitments. The excess of the purchase price over the net fair value of acquired assets over the assumed liabilities is recorded as goodwill, which is not amortized but is reviewed annually for impairment. Generally, we have up to one year from the acquisition date to finalize the identification and valuation of assets acquired and liabilities assumed. The impact of subsequent changes to the identification of assets and liabilities may require retrospective adjustments to our previously-reported consolidated financial position and results of operations.

Inventory

Our inventory consists primarily of crude oil, natural gas liquids, refined products, ethanol, and biodiesel. The market values of these commodities change on a daily basis as supply and demand conditions change. We value our inventory using the weighted-average cost and first in, first out methods. At the end of each fiscal year, we also perform a “lower of cost or market” analysis; if the cost basis of the inventory would not be recoverable based on market prices at the end of the year, we reduce the book value of the inventory to the recoverable amount. In performing this analysis, we take into consideration fixed-price forward sale commitments and the opportunity to transfer propane inventory from our wholesale business to our retail business to sell the inventory in retail markets. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or market write-down if we expect the market values to recover by our fiscal year end of March 31. We are unable to control changes in the market value of these commodities and are unable to determine whether write-downs will be required in future periods. In addition, write-downs at interim periods could be required if we cannot conclude that market values will recover sufficiently by our fiscal year end.

Equity-Based Compensation

Our general partner has granted certain restricted units to employees and directors under a long-term incentive plan. These units vest in tranches, subject to the continued service of the recipients.

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

We report unvested units as liabilities on our condensed consolidated balance sheets. When units vest and are issued, we record an increase to equity.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2014, a significant portion of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of the fixed-rate debt but do not impact its cash flows.

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2014, we had $735.5 million of outstanding borrowings under our Revolving Credit Facility at a rate of 2.16%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.9 million on the $735.5 million of outstanding borrowings under the Revolving Credit Facility at June 30, 2014.

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

As is customary in the crude oil industry, we generally receive payment from customers for sales of crude oil on a monthly basis. As a result, receivables from individual customers in our crude oil logistics segment are generally higher than the receivables from customers in our other segments.

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on product liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, as deemed appropriate. The principal counterparties associated with our operations at June 30, 2014 were retailers, resellers, energy marketers, producers, refiners and dealers.

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

Increase
(Decrease)
To Fair Value
Crude oil (crude oil logistics segment)	$(9,710)
Crude oil (water solutions segment)	(10,586)
Propane (liquids segment)	3,977
Other products (liquids segment)	(3,448)
Refined products (refined products segment)	(2,323)
Renewables (renewables segment)	431

Fair Value

We use observable market values for determining the fair value of our derivative instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis.

Item 4.                   Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2014. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of June 30, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Other than changes that have resulted or may result from our acquisition of Gavilon Energy, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)—15(f) of the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We acquired Gavilon Energy in December 2013, and TransMontaigne in July 2014, as described in Notes 4 and 15 to our condensed consolidated financial statements included in this Quarterly Report. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structures based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those operations will continue into future fiscal quarters.

PART II

Item 1.                   Legal Proceedings

For information related to legal proceedings, please see the discussion under the captions “Legal Contingencies” and “Customer Dispute” in Note 9 to our unaudited condensed consolidated financial statements in Part I, Item I, of this Quarterly Report, which information is incorporated by reference into this Item 1.

Item 1A.          Risk Factors

Set forth below is a risk factor that is relevant to the operations of TransMontaigne Partners L.P. We acquired the general partner interest and certain limited partner interests in TransMontaigne Partners L.P. in July 2014. Except as set forth below, there have been no material changes from the risk factors previously disclosed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Although we control TransMontaigne Partners L.P. (“TLP”) through our ownership of its general partner, TLP’s general partner owes fiduciary duties to TLP’s unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and TLP and its limited partners, on the other hand. The directors and officers of TLP’s general partner have fiduciary duties to manage TLP in a manner beneficial to us. At the same time, TLP’s general partner has fiduciary duties to manage TLP in a manner beneficial to TLP and its limited partners. The board of directors of TLP’s general partner will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest.

For example, conflicts of interest with TLP may arise in the following situations:

•                  the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and TLP, on the other hand;

•                  the determination of the amount of cash to be distributed to TLP’s limited partners and the amount of cash to be reserved for the future conduct of TLP’s business; and

•                  the determination whether to make borrowings under TLP’s revolving credit facility to pay distributions to its limited partners.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit Number		Exhibit

3.1

Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 27, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

4.1

Amendment No. 6 to Note Purchase Agreement, dated as of June 30, 2014, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

10.1

Amendment No. 6 to Credit Agreement, dated as of June 12, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on June 16, 2014)

10.2

Amendment No. 7 to Credit Agreement, dated as of June 27, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

12.1	*	Ratios of earnings to fixed charges
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended June 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 11, 2014		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 11, 2014		By:	/s/ Atanas Atanasov
Atanas H. Atanasov
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number			Exhibit

3.	1

Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 27, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

4.	1

Amendment No. 6 to Note Purchase Agreement, dated as of June 30, 2014, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

10.	1

Amendment No. 6 to Credit Agreement, dated as of June 12, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on June 16, 2014)

10.	2

Amendment No. 7 to Credit Agreement, dated as of June 27, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

12.	1	*	Ratios of earnings to fixed charges
31.	1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
31.	2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
32.	1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
32.	2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
101.	INS	**	XBRL Instance Document
101.	SCH	**	XBRL Schema Document
101.	CAL	**	XBRL Calculation Linkbase Document
101.	DEF	**	XBRL Definition Linkbase Document
101.	LAB	**	XBRL Label Linkbase Document
101.	PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended June 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.