Form 10-Q
period 2014-09-30
NGL Energy Partners LP
filed 2014-11-10
CIK 1504461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At November 3, 2014, there were 89,404,315 common units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that impact our consolidated financial position and results of operations are:

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

•                  the ability to maintain or increase the margins we realize for our terminal, barging, trucking and water disposal, and recycling and discharge services;

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

•                  changes in laws and regulations to which we are subject, including tax, environmental, transportation, and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the impact of such laws and regulations (now existing or in the future) on our business operations, including our sales of crude oil, condensate, natural gas liquids, refined products, ethanol, and biodiesel; our processing of wastewater; and transportation and risk management activities;

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks described under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and under Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

PART I

Item 1.                   Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(U.S. Dollars in Thousands, except unit amounts)

	September 30,	March 31,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,823	$10,440
Accounts receivable - trade, net of allowance for doubtful accounts of $2,816 and $2,822, respectively	1,433,117	900,904
Accounts receivable - affiliates	41,706	7,445
Inventories	941,589	310,160
Prepaid expenses and other current assets	156,818	80,350
Total current assets	2,585,053	1,309,299

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $153,057 and $109,564, respectively	1,433,313	829,346
GOODWILL	1,170,490	1,107,006
INTANGIBLE ASSETS, net of accumulated amortization of $166,484 and $116,728, respectively	838,088	714,956
INVESTMENTS IN UNCONSOLIDATED ENTITIES	482,644	189,821
OTHER NONCURRENT ASSETS	42,091	16,795
Total assets	$6,551,679	$4,167,223

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$1,345,024	$740,211
Accounts payable - affiliates	85,307	76,846
Accrued expenses and other payables	218,482	141,690
Advance payments received from customers	106,105	29,965
Current maturities of long-term debt	5,062	7,080
Total current liabilities	1,759,980	995,792

LONG-TERM DEBT, net of current maturities	2,437,351	1,629,834
OTHER NONCURRENT LIABILITIES	39,518	9,744

COMMITMENTS AND CONTINGENCIES

EQUITY, per accompanying statement:
General partner, representing a 0.1% interest, 88,634 and 79,420 notional units at September 30, 2014 and March 31, 2014, respectively	(39,690)	(45,287)
Limited partners, representing a 99.9% interest -
Common units, 88,545,764 and 73,421,309 units issued and outstanding at September 30, 2014 and March 31, 2014, respectively	1,785,823	1,570,074
Subordinated units, 5,919,346 units issued and outstanding at March 31, 2014	—	2,028
Accumulated other comprehensive loss	(73)	(236)
Noncontrolling interests	568,770	5,274
Total equity	2,314,830	1,531,853
Total liabilities and equity	$6,551,679	$4,167,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three Months and Six Months Ended September 30, 2014 and 2013

(U.S. Dollars in Thousands, except unit and per unit amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Crude oil logistics	$2,111,143	$1,014,008	$4,040,426	$1,944,802
Water solutions	52,719	34,190	100,033	54,703
Liquids	539,753	484,874	1,014,910	845,833
Retail propane	68,358	59,380	146,260	131,597
Refined products and renewables	2,607,220	—	3,724,717	—
Other	1,333	1,485	2,794	2,959
Total Revenues	5,380,526	1,593,937	9,029,140	2,979,894

COST OF SALES:
Crude oil logistics	2,083,712	992,135	3,981,351	1,901,354
Water solutions	(9,439)	3,782	1,134	4,365
Liquids	514,064	459,394	976,080	809,645
Retail propane	39,894	33,539	87,418	76,562
Refined products and renewables	2,550,851	—	3,665,164	—
Other	383	—	2,371	—
Total Cost of Sales	5,179,465	1,488,850	8,713,518	2,791,926

OPERATING COSTS AND EXPENSES:
Operating	101,553	55,769	169,421	104,814
General and administrative	41,639	14,312	69,512	32,766
Depreciation and amortization	50,099	25,061	89,474	47,785
Operating Income (Loss)	7,770	9,945	(12,785)	2,603

OTHER INCOME (EXPENSE):
Earnings of unconsolidated entities	3,697	—	6,262	—
Interest expense	(28,651)	(11,060)	(49,145)	(21,682)
Other, net	(617)	419	(1,008)	469
Loss Before Income Taxes	(17,801)	(696)	(56,676)	(18,610)

INCOME TAX (PROVISION) BENEFIT	1,922	(236)	887	170

Net Loss	(15,879)	(932)	(55,789)	(18,440)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER	(11,056)	(2,451)	(20,437)	(4,139)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,345)	(9)	(3,410)	(134)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(30,280)	$(3,392)	$(79,636)	$(22,713)

BASIC AND DILUTED LOSS PER COMMON UNIT	$(0.34)	$(0.05)	$(0.93)	$(0.37)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	88,331,653	58,909,389	81,267,742	53,336,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

Three Months and Six Months Ended September 30, 2014 and 2013

(U.S. Dollars in Thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(15,879)	$(932)	$(55,789)	$(18,440)
Other comprehensive income (loss)	(22)	(5)	163	(30)
Comprehensive loss	$(15,901)	$(937)	$(55,626)	$(18,470)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(U.S. Dollars in Thousands, except unit amounts)

						Accumulated
		Limited Partners				Other
	General	Common		Subordinated		Comprehensive	Noncontrolling	Total
	Partner	Units	Amount	Units	Amount	Loss	Interests	Equity
BALANCES AT MARCH 31, 2014	$(45,287)	73,421,309	$1,570,074	5,919,346	$2,028	$(236)	$5,274	$1,531,853
Distributions	(15,235)	—	(89,025)	—	(6,748)	—	(8,654)	(119,662)
Contributions	395	—	—	—	—	—	—	395
Sales of units, net of issuance costs	—	8,767,100	370,446	—	—	—	—	370,446
Conversion of subordinated units to common units	—	5,919,346	(8,733)	(5,919,346)	8,733	—	—	—
Equity issued pursuant to incentive compensation plan	—	438,009	18,684	—	—	—	—	18,684
Business combinations	—	—	—	—	—	—	568,740	568,740
Net income (loss)	20,437	—	(75,623)	—	(4,013)	—	3,410	(55,789)
Other comprehensive income	—	—	—	—	—	163	—	163
BALANCES AT SEPTEMBER 30, 2014	$(39,690)	88,545,764	$1,785,823	—	$—	$(73)	$568,770	$2,314,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	Six Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(55,789)	$(18,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including debt issuance cost amortization	97,624	51,821
Non-cash equity-based compensation expense	11,758	6,762
Loss on disposal or impairment of assets	4,566	2,163
Provision for doubtful accounts	1,347	781
Commodity derivative (gain) loss	(38,496)	17,881
Earnings of unconsolidated entities	(6,262)	—
Distributions from unconsolidated entities	5,180	—
Other	(837)	8
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable - trade	(358,497)	(28,013)
Accounts receivable - affiliates	(33,733)	19,812
Inventories	(203,965)	(226,727)
Prepaid expenses and other assets	(56,109)	(10,830)
Accounts payable - trade	463,767	60,725
Accounts payable - affiliates	8,392	11,529
Accrued expenses and other liabilities	25,719	18,162
Advance payments received from customers	73,700	45,622
Net cash used in operating activities	(61,635)	(48,744)

INVESTING ACTIVITIES:
Purchases of long-lived assets	(82,851)	(67,399)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(658,764)	(392,605)
Cash flows from commodity derivatives	4,327	(19,074)
Proceeds from sales of assets	8,741	2,224
Investments in unconsolidated entities	(26,390)	—
Distributions of capital from unconsolidated entities	4,649	—
Net cash used in investing activities	(750,288)	(476,854)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	1,979,500	1,061,500
Payments on revolving credit facilities	(1,804,000)	(893,000)
Issuance of notes	400,000	—
Proceeds from borrowings on other long-term debt	—	880
Payments on other long-term debt	(4,175)	(4,507)
Debt issuance costs	(9,198)	(2,218)
Contributions	395	2,444
Distributions to owners	(111,008)	(60,623)
Distributions to noncontrolling interest partners	(8,654)	—
Proceeds from sale of common units, net of offering costs	370,446	415,089
Net cash provided by financing activities	813,306	519,565
Net increase (decrease) in cash and cash equivalents	1,383	(6,033)
Cash and cash equivalents, beginning of period	10,440	11,561
Cash and cash equivalents, end of period	$11,823	$5,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Note 1 — Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2014, our operations include:

•                  Our crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased and owned railcars, and a fleet of barges and towboats, and a 50% interest in a crude oil pipeline. Our crude oil logistics segment purchases crude oil from producers and transports it for resale at owned and leased pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•                  Our water solutions segment, the assets of which include water treatment and disposal facilities. Our water solutions segment generates revenues from the treatment and disposal of wastewater generated from crude oil and natural gas production, and from the sale of recycled water and recovered hydrocarbons.

•                  Our liquids segment, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its 22 terminals throughout the United States and railcar transportation services through its fleet of leased and owned railcars. Our liquids segment purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, petrochemical plants, and other participants in the wholesale markets.

•                  Our retail propane segment, which sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain re-sellers in more than 20 states.

•      Our refined products and renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations. We also own the 2.0% general partner interest and a 19.7% limited partner interest in TransMontaigne Partners L.P. (“TLP”), which conducts refined products terminaling operations. TLP also owns a 42.5% interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% interest in Frontera Brownsville LLC (“Frontera”), which are entities that own refined products storage facilities.

Note 2 — Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of and for the three months and six months ended September 30, 2014 and 2013 include our accounts and those of our controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The unaudited condensed consolidated balance sheet at March 31, 2014 is derived from audited financial statements. We have made certain reclassifications to prior period financial statements to conform to classification methods used in fiscal year 2015. These reclassifications had no impact on previously reported amounts of equity or net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

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

Revenue Recognition

We record revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record terminaling, transportation, storage, and service revenues at the time the service is performed, and we record tank and other rentals over the term of the lease. Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Such measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. Revenues for our water solutions business are recognized upon receipt of the wastewater at our disposal facilities.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•                  Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and interest rate protection agreements. The majority of our fair value measurements related to our derivative financial instruments were categorized as Level 2 at September 30, 2014 and March 31, 2014 (see Note 11). We determine the fair value of all our derivative financial instruments utilizing pricing models for significantly similar instruments. Inputs to the pricing model include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

•                  Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any fair value measurements categorized as Level 3 at September 30, 2014 or March 31, 2014.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Interest paid, exclusive of debt issuance costs and letter of credit fees	$10,445	$8,423	$36,429	$16,908
Income taxes paid	$1,241	$369	$2,246	$650

Value of common units issued in business combinations	$—	$80,619	$—	$80,619

Cash flows from settlements of commodity derivative instruments are classified as cash flows from investing activities in the condensed consolidated statements of cash flows, and adjustments to the fair value of commodity derivative instruments are included in the reconciliation of net loss to net cash used in operating activities.

Inventories

We value our inventories at the lower of cost or market, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage. In performing this analysis, we take into consideration fixed-price forward sale commitments and the opportunity to transfer propane inventory from our wholesale business to our retail business for sale in the retail markets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Inventories consist of the following:

	September 30,	March 31,
	2014	2014
	(in thousands)
Crude oil	$136,722	$156,473
Natural gas liquids —
Propane	207,694	85,159
Butane	84,822	15,106
Other	27,091	3,945
Refined products —
Gasoline	219,111	15,597
Diesel	214,567	7,298
Other	3,675	314
Renewables	36,517	11,778
Other	11,390	14,490
Total	$941,589	$310,160

Investments in Unconsolidated Entities

In December 2013, as part of our acquisition of Gavilon, LLC (“Gavilon Energy”), we acquired a 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”) and an 11% interest in a limited liability company that owns an ethanol production facility. In June 2014, we acquired an interest in a limited liability company that operates a water supply business. On July 1, 2014, as part of our acquisition of TransMontaigne Inc. (“TransMontaigne”), we acquired TLP, which owns a 42.5% interest in BOSTCO and a 50% interest in Frontera. We account for these investments using the equity method of accounting. Under the equity method, we do not report the individual assets and liabilities of these entities on our condensed consolidated balance sheets; instead, our ownership interests are reported within investments in unconsolidated entities on our condensed consolidated balance sheets. Under the equity method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions paid and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity.

Our investments in unconsolidated entities consist of the following:

	September 30,	March 31,
	2014	2014
	(in thousands)
Glass Mountain (1)	$189,847	$181,488
Ethanol production facility	9,361	8,333
Water supply company	15,026	—
BOSTCO (2)	244,092	—
Frontera	24,318	—
Total	$482,644	$189,821

(1)         When we acquired Gavilon we recorded the investment in Glass Mountain at fair value. The fair value of our investment in Glass Mountain exceeds our share of the historical net book value of Glass Mountain’s net assets by approximately $70 million. This difference relates primarily to goodwill and customer relationships.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

(2)         When we acquired TransMontaigne, we recorded the investment in BOSTCO at fair value. The fair value of our investment in BOSTCO exceeds our share of the historical net book value of BOSTCO’s net assets by approximately $24 million.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following:

	September 30,	March 31,
	2014	2014
	(in thousands)
Accrued compensation and benefits	$49,146	$45,006
Derivative liabilities	39,023	42,214
Product exchange liabilities	43,185	3,719
Accrued interest	23,945	18,668
Income and other tax liabilities	38,255	13,421
Other	24,928	18,662
Total	$218,482	$141,690

Business Combination Measurement Period

We record the assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. As described in Note 4, certain of our acquisitions are still within this measurement period, and as a result, the acquisition-date fair values we have recorded for the assets acquired and liabilities assumed are subject to change. Also as described in Note 4, we made certain adjustments during the six months ended September 30, 2014 to our estimates of the acquisition-date fair values of assets acquired and liabilities assumed in business combinations that occurred during the year ended March 31, 2014.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our condensed consolidated financial statements represents the other owners’ share of these entities.

On July 1, 2014, as part of our acquisition of TransMontaigne, we acquired a 19.7% limited partner interest in TLP. We have attributed net earnings allocable to TLP’s limited partners to the controlling and noncontrolling interests based on the relative ownership interests in TLP as well as including certain adjustments related to our acquisition accounting. Net earnings allocable to TLP’s limited partners are net of the earnings allocable to TLP’s general partner interest. The earnings allocable to TLP’s general partner interest include the distributions of available cash (as defined by TLP’s partnership agreement) attributable to the period to TLP’s general partner interest and incentive distribution rights, net of adjustments for TLP’s general partner’s share of undistributed earnings. Undistributed earnings are allocated to TLP’s limited partners and TLP’s general partner interest based on their respective sharing of earnings or losses specified in TLP’s partnership agreement, which is based on their ownership percentages of 98% and 2%, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Note 3 — Earnings Per Unit

Our earnings per common unit were computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except unit and per unit amounts)
Net loss attributable to parent equity	$(19,224)	$(941)	$(59,199)	$(18,574)
Less: net income allocated to general partner (1)	(11,056)	(2,451)	(20,437)	(4,139)
Net loss allocated to subordinated unitholders (2)	—	562	4,013	3,076
Net loss allocated to common unitholders	$(30,280)	$(2,830)	$(75,623)	$(19,637)

Weighted average common units outstanding	88,331,653	58,909,389	81,267,742	53,336,969

Loss per common unit - basic and diluted	$(0.34)	$(0.05)	$(0.93)	$(0.37)

(1)         The net income allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights, which are described in Note 10.

(2)         All outstanding subordinated units converted to common units in August 2014. Since the subordinated units did not share in the distribution of cash generated during the three months ended September 30, 2014, we did not allocate any earnings or loss during this period to the subordinated unitholders. During the three months ended June 30, 2014 and the six months ended September 30, 2013, 5,919,346 subordinated units were outstanding. The loss per subordinated unit was $(0.68) for the three months ended June 30, 2014, $(0.09) for the three months ended September 30, 2013, and $(0.52) for the six months ended September 30, 2013.

The restricted units described in Note 10 were antidilutive during the three months and six months ended September 30, 2014 and 2013, but could impact earnings per unit in future periods.

Note 4 — Acquisitions

Year Ending March 31, 2015

TransMontaigne Inc.

On July 1, 2014, we acquired TransMontaigne for $174.2 million of cash, net of cash acquired. As part of this transaction, we also purchased $380.4 million of inventory from the previous owner of TransMontaigne (including $346.9 million paid at closing and $33.5 million subsequently paid as the working capital settlement process progressed). The operations of TransMontaigne include the marketing of refined products and crude oil. As part of this transaction, we acquired the 2.0% general partner interest, the incentive distribution rights, and a 19.7% limited partner interest in TLP, and assumed certain terminaling service agreements with TLP from an affiliate of the previous owner of TransMontaigne. The acquisition agreement contemplates a post-closing adjustment to the purchase price for certain working capital items. We estimate that we will pay an additional $27.5 million once the working capital settlement process has been completed.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in this business combination. The estimates of fair value reflected at September 30, 2014 are subject to change, and such changes could be material. We expect to complete this process prior to finalizing our financial statements for the quarter ending June 30, 2015. We have preliminarily estimated the fair values of the assets acquired (and useful lives) and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$1,469
Accounts receivable - trade	197,349
Accounts receivable - affiliates	528
Inventories	426,913
Prepaid expenses and other current assets	15,373
Property, plant and equipment:
Refined products terminal assets (20 years)	418,405
Buildings and leasehold improvements (20 years)	10,339
Crude oil tanks and related equipment (20 years)	28,666
Vehicles	1,565
Land	56,095
Information technology equipment	7,851
Other	12,592
Construction in progress	4,487
Goodwill (1)	29,118
Intangible assets:
Customer relationships (7 years)	50,000
Pipeline capacity rights (30 years)	87,000
Trade names (indefinite life)	5,000
Equity method investments	250,000
Other noncurrent assets	3,911
Accounts payable - trade	(140,597)
Accounts payable - affiliates	(69)
Accrued expenses and other payables	(73,565)
Advance payments received from customers	(1,919)
Long-term debt	(234,000)
Other noncurrent liabilities	(34,856)
Noncontrolling interests	(567,120)
Fair value of net assets acquired	$554,535

(1)         Included in the refined products and renewables segment.

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

The intangible asset for pipeline capacity rights relates to capacity allocations on a third-party refined products pipeline. Demand for use of this pipeline exceeds the pipeline’s capacity, and the limited capacity is allocated based on a shipper’s historical shipment volumes.

The fair value of the noncontrolling interests was calculated by multiplying the closing price of TLP’s common units on the acquisition date by the number of TLP common units held by parties other than us.

We recorded in the acquisition accounting a liability of $2.5 million related to certain crude oil contracts with terms that were unfavorable at current market conditions. We amortized this balance to cost of sales during the three months ended September 30, 2014.

Employees of TransMontaigne participate in a plan whereby they are entitled to certain termination benefits in the event of a change in control of TransMontaigne and a subsequent change in job status. We recorded expense of $2.7 million during the three months ended September 30, 2014 related to these termination benefits, and we may record additional expense in future quarters as we continue our integration efforts.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

The operations of TransMontaigne have been included in our condensed consolidated statements of operations since TransMontaigne was acquired on July 1, 2014. Our condensed consolidated statements of operations for the three months and six months ended September 30, 2014 include revenues of $1.1 billion and an operating loss of $0.3 million that were generated by the operations of TransMontaigne. We have not provided supplemental pro forma financial information as though the business combination had occurred on April 1, 2013. The previous owner of TransMontaigne conducted trading operations, whereas we strive to generate reliable and predictable cash flows. Because of the difference in strategies between the pre-acquisition and post-acquisition periods, the pre-acquisition operations of TransMontaigne have limited importance as an indicator of post-acquisition results.

On July 10, 2014, we submitted a nonbinding proposal to the conflicts committee of the board of directors of TLP’s general partner. Under this proposal, each outstanding unit of TLP would be exchanged for one of our common units. On August 15, 2014, we and TLP’s general partner terminated discussions regarding our previously submitted nonbinding proposal to acquire the outstanding common units of TLP.

Water Solutions Facilities

As described below, we are party to a development agreement that provides us a right to purchase water disposal facilities developed by the other party to the agreement. During the six months ended September 30, 2014, we purchased four water disposal facilities under this development agreement. We also purchased a 75% interest in one additional water disposal facility in July 2014 from a different seller. On a combined basis, we paid $82.9 million of cash for these five water disposal facilities.

We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in these business combinations. The estimates of fair value reflected at September 30, 2014 are subject to change, and such changes could be material. We expect to complete this process prior to finalizing our financial statements for the quarter ending June 30, 2015. We have preliminarily estimated the fair values of the assets acquired (and useful lives) and liabilities assumed as follows (in thousands):

Accounts receivable - trade	$939
Inventories	253
Prepaid expenses and other current assets	62
Property, plant and equipment:
Water treatment facilities and equipment (5–40 years)	23,066
Buildings and leasehold improvements (3–7 years)	2,599
Land	1,010
Other (7 years)	33
Goodwill	57,777
Other noncurrent assets	50
Accounts payable - trade	(58)
Accrued expenses and other payables	(1,092)
Other noncurrent liabilities	(149)
Noncontrolling interest	(1,620)
Fair value of net assets acquired	$82,870

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill primarily represents the value of synergies between the acquired entity and the Partnership and the opportunity to use the acquired business as a platform for growth. We estimate that all of the goodwill will be deductible for federal income tax purposes.

The operations of these water disposal facilities have been included in our condensed consolidated statement of operations since their acquisition date. Our condensed consolidated statement of operations for the quarter ended September 30, 2014 includes revenues of $7.1 million and operating income of $1.5 million that were generated by the operations of these water disposal facilities.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Retail Propane Acquisitions

During the six months ended September 30, 2014, we completed three acquisitions of retail propane businesses. On a combined basis, we paid $6.4 million of cash to acquire these assets and operations. The agreements for these acquisitions contemplate post-closing payments for certain working capital items. We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in certain of these business combinations, and as a result, the estimates of fair value reflected at September 30, 2014 are subject to change.

Water Supply Company

On June 9, 2014, we paid cash of $15.0 million in exchange for an interest in a water supply company operating in the DJ Basin. We account for this investment using the equity method of accounting.

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

The assets of Gavilon Energy include crude oil terminals in Oklahoma, Texas, and Louisiana, a 50% interest in Glass Mountain, which owns a crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma, and an 11% interest in an ethanol production facility in the Midwest. The operations of Gavilon Energy include the marketing of crude oil, refined products, ethanol, biodiesel, and natural gas liquids and owned and leased crude oil storage in Cushing, Oklahoma.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

During the three months ended September 30, 2014, we completed the acquisition accounting for this business combination. The following table presents the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed for this acquisition:

		Estimated at
		at
		March 31,
	Final	2014	Change
	(in thousands)
Accounts receivable - trade	$326,484	$349,529	$(23,045)
Accounts receivable - affiliates	2,564	2,564	—
Inventories	107,430	107,430	—
Prepaid expenses and other current assets	68,322	68,322	—
Property, plant and equipment:
Vehicles (3 years)	327	791	(464)
Crude oil tanks and related equipment (3–40 years)	83,797	77,429	6,368
Information technology equipment (3–7 years)	4,049	4,046	3
Buildings and leasehold improvements (3–40 years)	7,817	7,716	101
Land	6,427	6,427	—
Tank bottoms	16,930	15,230	1,700
Other (7 years)	162	170	(8)
Construction in progress	7,180	7,190	(10)
Goodwill (1)	342,769	359,169	(16,400)
Intangible assets:
Customer relationships (10–20 years)	107,950	101,600	6,350
Lease agreements (1–5 years)	8,700	8,700	—
Pipeline capacity rights (30 years)	7,800	—	7,800
Investments in unconsolidated entities	183,000	178,000	5,000
Other noncurrent assets	2,287	9,918	(7,631)
Accounts payable - trade	(342,792)	(342,792)	—
Accounts payable - affiliates	(2,585)	(2,585)	—
Accrued expenses and other payables	(49,447)	(70,999)	21,552
Advance payments received from customers	(10,667)	(10,667)	—
Other noncurrent liabilities	(46,056)	(44,740)	(1,316)
Fair value of net assets acquired	$832,448	$832,448	$—

(1)         Primarily included in the crude oil logistics segment.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

The acquisition method of accounting requires that executory contracts that are at unfavorable terms relative to current market conditions at the acquisition date be recorded as assets or liabilities in the acquisition accounting. Since certain crude oil storage lease commitments were at unfavorable terms relative to current market conditions, we recorded a liability of $15.9 million related to these lease commitments in the acquisition accounting, and we amortized $5.0 million of this balance through cost of sales during the six months ended September 30, 2014. We will amortize the remainder of this liability over the term of the leases. The future amortization of this liability is shown below (in thousands):

Year Ending March 31,
2015 (six months)	$3,670
2016	4,040
2017	360

Certain personnel who were employees of Gavilon Energy are entitled to a bonus, half of which was payable upon successful completion of the business combination and the remainder of which is payable in December 2014. We are recording this as compensation expense over the vesting period. We recorded expense of $5.2 million during the six months ended September 30, 2014 related to these bonuses, and we expect to record an additional expense of $1.6 million during the quarter ending December 31, 2014.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Other Water Solutions Acquisitions

During the year ended March 31, 2014, we completed two separate acquisitions of businesses to expand our water solutions operations in Texas. On a combined basis, we issued 222,381 common units, valued at $6.8 million, and paid $151.6 million of cash, net of cash acquired, in exchange for the assets and operations of these businesses. During the three months ended June 30, 2014, we completed the acquisition accounting for these business combinations. The following table presents the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed for these acquisitions:

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

In addition, as part of one of these business combinations, we entered into a development agreement that provides us a right to purchase water disposal facilities that may be developed by the seller through June 2018. On March 1, 2014, we purchased our first water disposal facility pursuant to the development agreement for $21.0 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in these business combinations. The estimates of fair value reflected at September 30, 2014 are subject to change, and such changes could be material. We expect to complete this process prior to finalizing our financial statements for the quarter ending December 31, 2014. We have preliminarily estimated the fair values of the assets acquired (and useful lives) and liabilities assumed as follows:

	Estimated At
	September 30,	March 31,
	2014	2014	Change
	(in thousands)
Accounts receivable - trade	$124	$245	$(121)
Inventories	119	197	(78)
Property, plant and equipment:
Water treatment facilities and equipment (3–30 years)	10,539	10,540	(1)
Buildings and leasehold improvements (7–30 years)	1,130	1,130	—
Land	213	213	—
Other (3–5 years)	1	1	—
Goodwill	15,443	15,281	162
Accounts payable - trade	(232)	(263)	31
Accrued expenses and other payables	—	(7)	7
Other noncurrent liabilities	(50)	(50)	—
Fair value of net assets acquired	$27,287	$27,287	$—

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

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

Retail Propane and Liquids Acquisitions

During the year ended March 31, 2014, we completed four acquisitions of retail propane businesses and the acquisition of four natural gas liquids terminals. On a combined basis, we paid $21.9 million of cash to acquire these assets and operations. The agreements for certain of these acquisitions contemplate post-closing payments for certain working capital items. We are in the process of identifying and determining the fair value of the assets acquired and liabilities assumed in certain of these business combinations, and as a result, the estimates of fair value reflected at September 30, 2014 are subject to change.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Note 5 — Property, Plant and Equipment

Our property, plant and equipment consists of the following:

	September 30,	March 31,
Description and Estimated Useful Lives	2014	2014
	(in thousands)
Natural gas liquids terminal assets (2–30 years)	$127,258	$75,141
Refined products and renewables terminal assets and equipment (20 years)	419,411	—
Retail propane equipment (2–30 years)	167,825	160,758
Vehicles and railcars (3–25 years)	172,799	152,676
Water treatment facilities and equipment (3–30 years)	209,644	180,985
Crude oil tanks and related equipment (2–40 years)	145,287	106,125
Barges and towboats (5–40 years)	56,094	52,217
Information technology equipment (3–7 years)	30,519	20,768
Buildings and leasehold improvements (3–40 years)	77,415	60,004
Land	88,350	30,241
Tank bottoms	17,679	13,403
Other (3–30 years)	16,770	6,341
Construction in progress	57,319	80,251
	1,586,370	938,910
Less: Accumulated depreciation	(153,057)	(109,564)
Net property, plant and equipment	$1,433,313	$829,346

Depreciation expense was $28.4 million and $13.7 million during the three months ended September 30, 2014 and 2013, respectively, and $46.9 million and $27.2 million during the six months ended September 30, 2014 and 2013, respectively.

Crude oil volumes required for the operation of storage tanks, known as tank bottoms, are recorded at historical cost. Tank bottoms are the volume of crude oil that must be maintained in a storage tank to enable operation of the storage tank. We recover tank bottom crude oil when we no longer use the storage tanks or the storage tanks are removed from service. At September 30, 2014, tank bottoms consisted of approximately 185,000 barrels.

Note 6 — Goodwill and Intangible Assets

The changes in the balance of goodwill during the six months ended September 30, 2014 were as follows (in thousands):

Beginning of period	$1,107,006
Revisions to acquisition accounting (Note 4)	(21,614)
Acquisitions (Note 4)	86,895
Disposal	(1,797)
End of period	$1,170,490

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Goodwill by reportable segment is as follows:

	September 30,	March 31,
	2014	2014
	(in thousands)
Crude oil logistics	$579,845	$606,383
Water solutions	320,106	262,203
Liquids	91,135	90,135
Retail propane	114,285	114,285
Refined products and renewables	65,119	34,000
Total	$1,170,490	$1,107,006

Our intangible assets consist of the following:

		September 30, 2014		March 31, 2014
	Amortizable	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortizable —
Customer relationships (1)	3–20 years	$761,992	$119,439	$697,405	$83,261
Pipeline capacity rights	30 years	94,800	942	—	—
Water facility development agreement	5 years	14,000	3,500	14,000	2,100
Executory contracts and other agreements	5–10 years	23,920	16,367	23,920	13,190
Non-compete agreements	2–7 years	14,412	8,302	14,161	6,388
Trade names	2–10 years	14,539	5,197	15,489	3,081
Debt issuance costs	5–10 years	53,289	12,737	44,089	8,708
Total amortizable		976,952	166,484	809,064	116,728

Non-amortizable —
Trade names		27,620		22,620
Total		$1,004,572	$166,484	$831,684	$116,728

(1)         The weighted-average remaining amortization period for customer relationship intangible assets is approximately 9 years.

Amortization expense is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Recorded In	2014	2013	2014	2013
	(in thousands)
Depreciation and amortization	$21,711	$11,324	$42,604	$20,600
Cost of sales	1,984	949	4,121	1,574
Interest expense	2,117	1,065	4,029	2,462
Total	$25,812	$13,338	$50,754	$24,636

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Expected amortization of our intangible assets is as follows (in thousands):

Year Ending March 31,
2015 (six months)	$50,570
2016	97,432
2017	90,795
2018	86,818
2019	79,587
Thereafter	405,266
Total	$810,468

Note 7 — Long-Term Debt

Our long-term debt consists of the following:

	September 30,	March 31,
	2014	2014
	(in thousands)
Revolving credit facility —
Expansion capital borrowings	$137,000	$532,500
Working capital borrowings	942,500	389,500
5.125% Notes due 2019	400,000	—
6.875% Notes due 2021	450,000	450,000
6.650% Notes due 2022	250,000	250,000
TLP credit facility	252,000	—
Other long-term debt	10,913	14,914
	2,442,413	1,636,914
Less - current maturities	5,062	7,080
Long-term debt	$2,437,351	$1,629,834

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

The Working Capital Facility had a total capacity of $1.335 billion for cash borrowings and letters of credit at September 30, 2014. At that date, we had outstanding borrowings of $942.5 million and outstanding letters of credit of $209.2 million on the Working Capital Facility. The Expansion Capital Facility had a total capacity of $858.0 million for cash borrowings at September 30, 2014. At that date, we had outstanding borrowings of $137.0 million on the Expansion Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base,” as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 0.50% to 1.50% per annum or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At September 30, 2014, all borrowings under the Credit Agreement were LIBOR borrowings with an interest rate at September 30, 2014 of 1.91%, calculated as the LIBOR rate of 0.16% plus

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

a margin of 1.75%. At September 30, 2014, the interest rate in effect on letters of credit was 2.00%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. At September 30, 2014, our outstanding borrowings and interest rates under our Revolving Credit Facility were as follows (dollars in thousands):

	Amount	Rate
Expansion Capital Facility —
LIBOR borrowings	$137,000	1.91%
Working Capital Facility —
LIBOR borrowings	942,500	1.91%

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our leverage ratio, as defined in the Credit Agreement, cannot exceed 4.25 to 1 at any quarter end. At September 30, 2014, our leverage ratio was approximately 3.4 to 1. The Credit Agreement also specifies that our interest coverage ratio, as defined in the Credit Agreement, cannot be less than 2.75 to 1 at any quarter end. At September 30, 2014, our interest coverage ratio was approximately 4.8 to 1.

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

At September 30, 2014, we were in compliance with the covenants under the Credit Agreement.

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

At September 30, 2014, we were in compliance with the covenants under the purchase agreement and indenture governing the 2019 Notes.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

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

At September 30, 2014, we were in compliance with the covenants under the purchase agreement and indenture governing the 2021 Notes.

We also entered into a registration rights agreement whereby we have committed to exchange the 2021 Notes for a new issue of notes registered under the Securities Act that has substantially identical terms to the 2021 Notes on or before October 16, 2014. Our inability to register the notes on time may result in liquidated damages of approximately $0.1 million per month.

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

At September 30, 2014, we were in compliance with the covenants under the Note Purchase Agreement.

TLP Credit Facility

On March 9, 2011, TLP entered into an amended and restated senior secured credit facility (“TLP Credit Facility”), which has been subsequently amended from time to time. The TLP Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined in the TLP Credit Facility: $352.9 million at September 30, 2014). TLP may elect to have loans under the TLP Credit Facility that bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

TLP also pays a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.50% per annum, depending on the total leverage ratio then in effect. TLP’s obligations under the TLP Credit Facility are secured by a first priority security interest in favor of the lenders in the majority of TLP assets.

The terms of the TLP Credit Facility include covenants that restrict TLP’s ability to make cash distributions, acquisitions and investments, including investments in joint ventures. TLP may make distributions of cash to the extent of its “available cash” as defined in the TLP partnership agreement. TLP may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and “permitted JV investments”. Permitted JV investments include up to $225 million of investments in BOSTCO, the “Specified BOSTCO Investment”. In addition to the Specified BOSTCO Investment, under the terms of the TLP Credit Facility, TLP may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

The TLP Credit Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the TLP Credit Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event TLP issues senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times).

If TLP were to fail any financial performance covenant, or any other covenant contained in the TLP Credit Facility, TLP would seek a waiver from its lenders under such facility. If TLP was unable to obtain a waiver from its lenders and the default remained uncured after any applicable grace period, TLP would be in breach of the TLP Credit Facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. TLP was in compliance with all of the financial covenants under the TLP Credit Facility as of September 30, 2014.

At September 30, 2014, TLP had $252.0 million of outstanding borrowings under the TLP Credit Facility and no outstanding letters of credit.

The following table summarizes our basis in the assets and liabilities of TLP at September 30, 2014, inclusive of the impact of our acquisition accounting for the business combination with TransMontaigne (in thousands):

Cash and cash equivalents	$726
Accounts receivable - trade, net	12,252
Accounts receivable - affiliates	1,105
Inventories	1,613
Prepaid expenses and other current assets	1,363
Property, plant and equipment, net	504,272
Goodwill	29,118
Intangible assets, net	38,571
Investments in unconsolidated entities	268,410
Other noncurrent assets	1,910
Accounts payable - trade	(4,009)
Accounts payable - affiliates	(146)
Accrued expenses and other payables	(11,625)
Advanced payments received from customers	(141)
Long-term debt	(252,000)
Other noncurrent liabilities	(4,247)
Net assets	$587,172

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Other Long-Term Debt

We have executed various noninterest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. We also have certain notes payable related to equipment financing.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2014:

	Revolving				TLP	Other
	Credit	2019	2021	2022	Credit	Long-Term
Year Ending March 31,	Facility	Notes	Notes	Notes	Facility	Debt	Total
	(in thousands)
2015 (six months)	$—	$—	$—	$—	$—	$2,345	$2,345
2016	—	—	—	—	252,000	3,128	255,128
2017	—	—	—	—	—	2,362	2,362
2018	—	—	—	25,000	—	1,459	26,459
2019	1,079,500	—	—	50,000	—	1,438	1,130,938
Thereafter	—	400,000	450,000	175,000	—	181	1,025,181
Total	$1,079,500	$400,000	$450,000	$250,000	$252,000	$10,913	$2,442,413

Note 8 — Income Taxes

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

We have certain taxable corporate subsidiaries in the United States and in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in the consolidated financial statements at September 30, 2014.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

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

Customer Dispute

A customer of our crude oil logistics segment disputed the transportation rate schedule we used to bill the customer for services that we provided from November 2012 through February 2013, which was the same rate schedule that Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”), used to bill the customer from April 2011 through October 2012 (prior to our November 1, 2012 acquisition of Pecos). The customer disputed a portion of the amount we charged for services we provided from November 2012 through February 2013. In May 2013, we filed a petition in the District Court of Harris County, Texas seeking to collect these unpaid fees from the customer. Later in May 2013, the customer filed an answer and counterclaim seeking to recover certain amounts that it paid to Pecos prior to our acquisition of Pecos.

During August 2013, the customer notified us that it intended to withhold payment due for services performed by us during the period from June 2013 through August 2013, pending resolution of the dispute, although the customer did not dispute the validity of the amounts billed for services performed during this time frame. Upon receiving this notification, we ceased providing services under this contract, and on November 5, 2013, we filed a petition in the District Court of Harris County, Texas seeking to collect these unpaid fees from the customer.

During September 2014, we reached an agreement with the former customer whereby the former customer agreed to pay us an agreed-upon amount to dismiss its claims against us, in return for which we agreed to dismiss our other claims against the former customer. We did not record a gain or loss upon settlement, as the amount we received approximated the amount we had recorded as receivable from the customer.

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

Asset Retirement Obligations

We have recorded a liability of $2.7 million at September 30, 2014 for asset retirement obligations. This liability is related to wastewater disposal facilities and crude oil facilities for which we have contractual and regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are retired.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. Future minimum lease payments under these agreements at September 30, 2014 are as follows (in thousands):

Year Ending March 31,
2015 (six months)	$71,007
2016	106,384
2017	88,666
2018	74,265
2019	49,907
Thereafter	117,125
Total	$507,354

Rental expense relating to operating leases was $29.3 million and $23.6 million during the three months ended September 30, 2014 and 2013, respectively, and $54.6 million and $45.5 million during the six months ended September 30, 2014 and 2013, respectively.

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. In exchange, we are obligated to pay the minimum shipping fees in the event actual shipments are less than our allotted capacity. Future minimum throughput payments under these agreements at September 30, 2014 are as follows (in thousands):

Year Ending March 31,
2015 (six months)	$41,822
2016	95,050
2017	82,916
2018	62,565
2019	51,278
Thereafter	107,537
Total	$441,168

Sales and Purchase Contracts

We have entered into sales and purchase contracts for products to be delivered in future periods for which we expect the parties to physically settle the contracts with inventory. At September 30, 2014, we had the following such commitments outstanding:

	Volume	Value
	(in thousands)
Natural gas liquids fixed-price purchase commitments (gallons)	88,574	$102,000
Natural gas liquids index-price purchase commitments (gallons)	528,459	601,719
Natural gas liquids fixed-price sale commitments (gallons)	278,391	351,137
Natural gas liquids index-price sale commitments (gallons)	370,639	512,900
Crude oil index-price purchase commitments (barrels)	4,437	383,153
Crude oil fixed-price sale commitments (barrels)	32	2,867
Crude oil index-price sale commitments (barrels)	3,920	337,528

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value on our condensed consolidated balance sheet and are not included in the table above. These contracts are included in the derivative disclosures in Note 11, and represent $44.4 million of our prepaid expenses and other current assets and $36.3 million of our accrued expenses and other payables at September 30, 2014.

Note 10 — Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Prior to August 2014, the Partnership’s limited partner interest also included subordinated units. The subordination period ended in August 2014, at which time all remaining subordinated units were converted into common units on a one-for-one basis.

Our general partner is not obligated to make any additional capital contributions or to guarantee or pay any of our debts and obligations.

Equity Issuances

On June 23, 2014, we completed a public offering of 8,000,000 common units. We received net proceeds of $338.0 million, after underwriting discounts and commissions of $12.3 million and offering costs of $0.5 million. During July 2014, the underwriters exercised their option to purchase an additional 767,100 units, from which we received net proceeds of $32.4 million.

Distributions to Owners

Our general partner has adopted a cash distribution policy that requires us to pay a quarterly distribution to unitholders as of the record date to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner and its affiliates, referred to as “available cash.” The general partner will also receive, in addition to distributions on its 0.1% general partner interest, additional distributions based on the level of distributions to the limited partners. These distributions are referred to as “incentive distributions.” Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest In Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit,” until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 0.1% general partner interest, assume our general partner has contributed any additional capital necessary to maintain its 0.1% general partner interest and has not transferred its incentive distribution rights.

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

During the three months ended September 30, 2014, we distributed a total of $61.5 million ($0.5888 per common, subordinated, and general partner notional unit) to our unitholders of record on August 4, 2014, which included an incentive distribution of $9.5 million to the general partner. In October 2014, we declared a distribution of $0.6088 per common unit, to be paid on November 14, 2014 to unitholders of record on November 4, 2014. This distribution is expected to be $65.0 million, including amounts to be paid on common and general partner notional units and the amount to be paid on incentive distribution rights.

Distributions to Noncontrolling Interest Partners

TLP’s general partner has adopted a cash distribution policy that requires it to pay a quarterly distribution to unitholders as of the record date to the extent TLP has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to TLP’s general partner and its affiliates, referred to as “available cash.” TLP’s general partner will also receive, in addition to distributions on its 2.0% general partner interest, additional distributions based on the level of distributions to the limited partners. These distributions are referred to as “incentive distributions.” TLP’s general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in TLP’s partnership agreement.

The following table illustrates the percentage allocations of available cash from operating surplus between TLP’s unitholders and TLP’s general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest In Distributions” are the percentage interests of TLP’s general partner and TLP’s unitholders in any available cash from operating surplus TLP distributes up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit,” until available cash from operating surplus TLP distributes reaches the next target distribution level, if any. The percentage interests shown for TLP’s unitholders and TLP’s general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for TLP’s general partner include its 2.0% general partner interest, assume TLP’s general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest and has not transferred its incentive distribution rights.

					Marginal Percentage Interest In
	Total Quarterly				Distributions
	Distribution Per Unit				Unitholders	General Partner
Minimum quarterly distribution				$0.40	98%	2%
First target distribution	above	$0.40	up to	$0.44	98%	2%
Second target distribution	above	$0.44	up to	$0.50	85%	15%
Third target distribution	above	$0.50	up to	$0.60	75%	25%
Thereafter	above	$0.60			50%	50%

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

During the three months ended September 30, 2014, TLP declared and paid a distribution of $0.665 per unit. The noncontrolling interest owners received a total of $8.7 million from this distribution. Pursuant to the terms of the agreement related to our acquisition of TransMontaigne, we remitted the amount we received on this distribution on our general partner interest, incentive distribution rights, and limited partner interest to the former owners of TransMontaigne.

In October 2014, TLP declared a distribution of $0.665 per unit, which was paid on November 7, 2014. The noncontrolling interest owners received a total of $8.7 million from this distribution.

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

The following table summarizes the restricted unit activity during the six months ended September 30, 2014:

Unvested restricted units at March 31, 2014	1,311,100
Units granted	333,903
Units vested and issued	(438,009)
Units withheld for employee taxes	(231,194)
Units forfeited	(117,000)
Unvested restricted units at September 30, 2014	858,800

The scheduled vesting of our unvested restricted units is summarized below:

Vesting Date	Number of Awards
July 1, 2015	334,800
July 1, 2016	314,000
July 1, 2017	178,500
July 1, 2018	31,500
Unvested restricted units at September 30, 2014	858,800

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

We recorded expense related to restricted unit awards of $13.8 million and $3.2 million during the three months ended September 30, 2014 and 2013, respectively, and $21.7 million and $10.3 million during the six months ended September 30, 2014 and 2013, respectively. We estimate that the future expense we will record on the unvested awards at September 30, 2014 will be as follows (in thousands), after taking into consideration an estimate of forfeitures of approximately 80,000 units. For purposes of this calculation, we used the closing price of our common units on September 30, 2014, which was $39.37.

Year Ending March 31,
2015 (six months)	$6,343
2016	11,516
2017	7,262
2018	2,237
2019	249
Total	$27,607

Following is a rollforward of the liability related to equity-based compensation, which is reported within accrued expenses and other payables on our condensed consolidated balance sheets (in thousands):

Balance at March 31, 2014	$10,012
Expense recorded	21,659
Value of units vested and issued	(18,763)
Taxes paid on behalf of participants	(9,901)
Balance at September 30, 2014	$3,007

The weighted-average fair value of the awards at September 30, 2014 was $35.16 per common unit, which was calculated as the closing price of the common units on September 30, 2014, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution and assumptions that a market participant might make about future distribution growth.

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common units. The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations will not be considered to be delivered under the LTIP. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. At September 30, 2014, 7.1 million units remain available for issuance under the LTIP.

Note 11 — Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported on the condensed consolidated balance sheet at September 30, 2014:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$48,632	$(5,378)
Level 2 measurements	51,389	(38,280)
	100,021	(43,658)

Netting of counterparty contracts (1)	(4,635)	4,635
Cash collateral held	(13,704)	—
Commodity derivatives on condensed consolidated balance sheet	$81,682	$(39,023)

(1)         Relates to derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty.

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported on the condensed consolidated balance sheet at March 31, 2014:

	Derivative	Derivative
	Assets	Liabilities
	(in thousands)
Level 1 measurements	$4,990	$(3,258)
Level 2 measurements	49,605	(43,303)
	54,595	(46,561)

Netting of counterparty contracts (1)	(4,347)	4,347
Net cash collateral provided	456	—
Commodity derivatives on condensed consolidated balance sheet	$50,704	$(42,214)

(1)         Relates to derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty.

Our commodity derivative assets and liabilities are reported in the following accounts on the condensed consolidated balance sheets:

	September 30,	March 31,
	2014	2014
	(in thousands)
Prepaid expenses and other current assets	$81,682	$50,704
Accrued expenses and other payables	(39,023)	(42,214)
Net commodity derivative asset	$42,659	$8,490

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

The following table summarizes our open commodity derivative contract positions at September 30, 2014 and March 31, 2014. We do not account for these derivatives as hedges.

		Total	Fair Value
		Notional	of
		Units	Net Assets
Contracts	Settlement Period	(Barrels)	(Liabilities)
		(in thousands)
At September 30, 2014 -
Cross-commodity (1)	October 2014 – March 2015	(12)	$(1,283)
Crude oil fixed-price (2)	October 2014 – December 2015	(1,638)	9,380
Crude oil index (3)	October 2014 – July 2015	2,195	4,397
Propane fixed-price (4)	October 2014 – March 2015	1,238	53
Refined products fixed-price (5)	October 2014 – July 2015	(4,475)	38,712
Renewable products fixed-price (6)	October 2014 – December 2015	(14)	5,104
			56,363
Net cash collateral held			(13,704)
Net commodity derivatives on condensed consolidated balance sheet			$42,659

At March 31, 2014 -
Cross-commodity (1)	April 2014 – March 2015	140	$(1,876)
Crude oil fixed-price (2)	April 2014 – March 2015	(1,600)	(2,796)
Crude oil index (3)	April 2014 – December 2015	3,598	6,099
Propane fixed-price (4)	April 2014 – March 2015	60	1,753
Refined products fixed-price (5)	April 2014 – July 2014	732	560
Renewable products fixed-price (6)	April 2014 – July 2014	106	4,084
Other	April 2014	—	210
			8,034
Net cash collateral provided			456
Net commodity derivatives on condensed consolidated balance sheet			$8,490

(1)         Cross-commodity — Our operating segments may purchase or sell a physical commodity where the underlying contract pricing mechanisms are tied to different commodity price indices. The contracts listed in this table as “Cross-commodity” represent derivatives we have entered into as an economic hedge against the risk of one commodity price moving relative to another commodity price.

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

(4)         Propane fixed-price — Our liquids segment routinely purchases propane inventory during the warmer months and stores the propane inventory for sale during the colder months. The contracts listed in this table as “Propane fixed-price”

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

represent derivatives we have entered into as an economic hedge against the risk that propane prices will decline while we are holding the inventory.

(5)         Refined products fixed-price — Our refined products and renewables segment routinely purchases refined products inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “Refined products fixed-price” represent derivatives we have entered into as an economic hedge against the risk that refined product prices will decline while we are holding the inventory.

(6)         Renewable products fixed-price — Our refined products and renewables segment routinely purchases biodiesel and ethanol inventory to enable us to fulfill future orders expected to be placed by our customers. The contracts listed in this table as “Renewable products fixed-price” represent derivatives we have entered into as an economic hedge against the risk that biodiesel or ethanol prices will decline while we are holding the inventory.

We recorded the following net gains (losses) from our commodity derivatives to cost of sales:

Three Months Ended		Six Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$55,981	$(10,672)	$38,496	$(17,881)

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

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2014, we had $1.1 billion of outstanding borrowings under our Revolving Credit Facility at a rate of 1.91%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.3 million, based on borrowings outstanding at September 30, 2014.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

The TLP Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2014, TLP had $252.0 million of outstanding borrowings under the TLP Credit Facility at a rate of 2.66%. A change in interest rates of 0.125% would result in an increase or decrease in TLP’s annual interest expense of $0.3 million, based on borrowings outstanding at September 30, 2014.

Fair Value of Notes

The following table provides estimates of the fair values of our fixed-rate notes at September 30, 2014 (in thousands):

5.125% Notes due 2019	$390,000
6.875% Notes due 2021	475,000
6.650% Notes due 2022	275,000

For the 2019 Notes and the 2021 Notes, the fair value estimates were developed by reference to broker quotes.  These estimates would be classified as Level 2 in the fair value hierarchy. For the 2022 Notes, the estimate was developed using observed yields on publicly-traded notes issued by other entities, adjusted for differences in the key terms of those notes and the key terms of our notes (examples include differences in the tenor of the debt, credit standing of the issuer, whether the notes are publicly-traded, and whether the notes are secured or unsecured).  These estimates of fair value would be classified as Level 3 in the fair value hierarchy.

Note 12 — Segments

Our reportable segments are based on the way in which our management structure is organized. Certain financial data related to our segments is shown below. Transactions between segments are recorded based on prices negotiated between the segments.

Our crude oil logistics segment sells crude oil and provides crude oil transportation services to wholesalers, refiners, and producers. Our water solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production, and generates revenue from the sale of recycled water and recovered hydrocarbons. Our liquids segment supplies propane, butane, and other products, and provides natural gas liquids transportation, terminaling, and storage services to retailers, wholesalers, and refiners. Our retail propane segment sells propane and distillates to end users consisting of residential, agricultural, commercial, and industrial customers, and to certain re-sellers. Our retail propane segment consists of two divisions, which are organized based on the location of the operations. Our refined products and renewables segment provides integrated terminaling, storage, transportation, marketing, and related services for companies engaged in the trading, distribution and marketing of refined petroleum products, ethanol, and biodiesel. This segment began with our December 2013 acquisition of Gavilon Energy and expanded with our July 2014 acquisition of TransMontaigne.

Items labeled “corporate and other” in the table below include the operations of a compressor leasing business that we sold in February 2014 and certain natural gas marketing operations that we acquired in our December 2013 acquisition of Gavilon Energy and wound down during fiscal year 2014. The “corporate and other” category also includes certain corporate expenses that are incurred and are not allocated to the reportable segments. This data is included to reconcile the data for the reportable segments to data in our condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Crude oil logistics -
Crude oil sales	$2,108,117	$1,013,061	$4,035,061	$1,941,595
Crude oil transportation and other	13,082	9,794	25,196	19,729
Water solutions -
Water treatment and disposal	47,572	28,823	89,288	47,511
Water transportation	5,147	5,367	10,745	7,192
Liquids -
Propane sales	240,433	191,437	462,879	315,274
Other product sales	306,625	308,606	594,984	558,459
Other revenues	6,814	9,250	12,530	18,114
Retail propane -
Propane sales	48,552	40,651	100,578	87,342
Distillate sales	11,530	10,562	30,225	28,431
Other revenues	8,276	8,198	15,457	15,898
Refined products and renewables -
Refined products sales	2,489,795	—	3,476,018	—
Renewables sales	117,425	—	248,699	—
Corporate and other	1,333	1,485	2,794	2,959
Elimination of intersegment sales	(24,175)	(33,297)	(75,314)	(62,610)
Total revenues	$5,380,526	$1,593,937	$9,029,140	$2,979,894

Depreciation and Amortization:
Crude oil logistics	$9,240	$3,330	$18,971	$8,014
Water solutions	17,573	11,438	34,665	18,794
Liquids	3,384	2,672	6,585	5,376
Retail propane	7,684	6,871	15,255	14,111
Refined products and renewables	11,917	—	12,761	—
Corporate and other	301	750	1,237	1,490
Total depreciation and amortization	$50,099	$25,061	$89,474	$47,785

Operating Income (Loss):
Crude oil logistics	$38	$5,884	$1,501	$12,493
Water solutions	14,792	2,913	13,885	5,956
Liquids	10,929	14,605	10,016	12,490
Retail propane	(3,062)	(4,520)	(4,648)	(6,024)
Refined products and renewables	8,822	—	7,567	—
Corporate and other	(23,749)	(8,937)	(41,106)	(22,312)
Total operating income (loss)	$7,770	$9,945	$(12,785)	$2,603

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

The following table summarizes additions to property, plant and equipment for each segment. This information has been prepared on the accrual basis, and includes property, plant and equipment acquired in acquisitions.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Additions to property, plant and equipment:
Crude oil logistics	$39,464	$31,336	$81,413	$35,462
Water solutions	40,610	62,473	48,072	70,182
Liquids	1,911	13,209	3,070	28,316
Retail propane	9,567	4,546	12,411	11,492
Refined products and renewables	512,281	—	512,281	—
Corporate and other	1,809	217	3,262	846
Total	$605,642	$111,781	$660,509	$146,298

The following tables summarize long-lived assets (consisting of net property, plant and equipment, net intangible assets, and goodwill) and total assets by segment:

	September 30,	March 31,
	2014	2014
	(in thousands)
Total assets:
Crude oil logistics	$2,079,380	$1,723,812
Water solutions	964,336	875,714
Liquids	756,133	577,795
Retail propane	506,958	541,832
Refined products and renewables	2,183,674	303,230
Corporate and other	61,198	144,840
Total	$6,551,679	$4,167,223

Long-lived assets, net:
Crude oil logistics	$996,615	$980,978
Water solutions	910,467	848,479
Liquids	271,567	274,846
Retail propane	436,621	438,324
Refined products and renewables	772,916	60,720
Corporate and other	53,705	47,961
Total	$3,441,891	$2,651,308

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Certain members of our management own interests in entities from which we have purchased products and services and to which we have sold products and services to. The majority of these purchases represented crude oil purchases and are reported within cost of sales in our condensed consolidated statements of operations, although $5.8 million of these transactions during the six months ended September 30, 2014 represented capital expenditures and were recorded as increases to property, plant and equipment. The majority of these sales represented crude oil sales and are reported within revenues in our condensed consolidated statements of operations.

The above transactions are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Sales to SemGroup	$43,427	$3,780	$117,233	$3,780
Purchases from SemGroup	45,730	28,377	118,997	47,916
Purchases from equity method investees	34,689	—	70,965	—
Sales to equity method investees	9,131	—	9,131	—
Sales to entities affiliated with management	1,706	58,769	1,854	109,872
Purchases from entities affiliated with management	3,845	48,522	6,984	56,346

Receivables from affiliates consist of the following:

	September 30,	March 31,
	2014	2014
	(in thousands)
Receivables from SemGroup	$39,331	$7,303
Receivables from entities affiliated with management	1,705	142
Receivables from equity method investees	670	—
Total	$41,706	$7,445

Payables to affiliates consist of the following:

	September 30,	March 31,
	2014	2014
	(in thousands)
Payables to SemGroup	$44,015	$27,738
Payables to equity method investees	39,549	48,454
Payables to entities affiliated with management	1,743	654
Total	$85,307	$76,846

Note 14 — Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the 2019 Notes and the 2021 Notes (described in Note 7). Pursuant to Rule 3-10 of Regulation S-X, we have presented in columnar format the condensed consolidating financial information for NGL Energy Partners LP, NGL Energy Finance Corp. (which, along with NGL Energy Partners LP, is a co-issuer of the 2019 Notes and 2021 Notes), the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis in the tables below.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

During the periods presented in the tables below, the status of certain subsidiaries changed, in that they either became guarantors of or ceased to be guarantors of the 2019 Notes and 2021 Notes. Such changes have been given retrospective application in the tables below.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Balance Sheet

(U.S. Dollars in Thousands)

	September 30, 2014
	NGL Energy Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,841	$—	$7,823	$1,159	$—	$11,823
Accounts receivable - trade, net of allowance for doubtful accounts	—	—	1,419,442	13,675	—	1,433,117
Accounts receivable - affiliates	—	—	41,035	671	—	41,706
Inventories	—	—	937,814	3,775	—	941,589
Prepaid expenses and other current assets	—	—	155,332	1,486	—	156,818
Total current assets	2,841	—	2,561,446	20,766	—	2,585,053

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	863,694	569,619	—	1,433,313
GOODWILL	—	—	1,139,374	31,116	—	1,170,490
INTANGIBLE ASSETS, net of accumulated amortization	1,307	17,619	778,960	40,202	—	838,088
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	214,234	268,410	—	482,644
NET INTERCOMPANY RECEIVABLES (PAYABLES)	248,893	849,526	(1,026,605)	(71,814)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,743,573	—	10,470	—	(1,754,043)	—
OTHER NONCURRENT ASSETS	—	—	40,035	2,056	—	42,091
Total assets	$1,996,614	$867,145	$4,581,608	$860,355	$(1,754,043)	$6,551,679

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$—	$—	$1,333,780	$11,244	$—	$1,345,024
Accounts payable - affiliates	—	—	85,237	70	—	85,307
Accrued expenses and other payables	554	19,021	186,226	12,681	—	218,482
Advance payments received from customers	—	—	105,597	508	—	106,105
Current maturities of long-term debt	—	—	5,004	58	—	5,062
Total current liabilities	554	19,021	1,715,844	24,561	—	1,759,980

LONG-TERM DEBT, net of current maturities	250,000	850,000	1,085,155	252,196	—	2,437,351
OTHER NONCURRENT LIABILITIES	—	—	35,160	4,358	—	39,518

EQUITY
Partners’ equity (deficit)	1,746,060	(1,876)	1,745,450	579,312	(2,322,813)	1,746,133
Accumulated other comprehensive loss	—	—	(1)	(72)	—	(73)
Noncontrolling interests	—	—	—	—	568,770	568,770
Total equity (deficit)	1,746,060	(1,876)	1,745,449	579,240	(1,754,043)	2,314,830
Total liabilities and equity	$1,996,614	$867,145	$4,581,608	$860,355	$(1,754,043)	$6,551,679

(1)         The parent is a co-issuer of the 2019 Notes and 2021 Notes that are included in the NGL Energy Finance Corp. column.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Three Months Ended September 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$—	$5,325,186	$55,364	$(24)	$5,380,526

COST OF SALES	—	—	5,161,935	17,554	(24)	5,179,465

OPERATING COSTS AND EXPENSES:
Operating	—	—	84,300	17,253	—	101,553
General and administrative	—	—	36,360	5,279	—	41,639
Depreciation and amortization	—	—	38,999	11,100	—	50,099

Operating Income	—	—	3,592	4,178	—	7,770

OTHER INCOME (EXPENSE):
Earnings of unconsolidated entities	—	—	2,310	1,387	—	3,697
Interest expense	(4,067)	(13,134)	(9,956)	(1,506)	12	(28,651)
Other, net	—	—	(524)	(81)	(12)	(617)

Income (Loss) Before Income Taxes	(4,067)	(13,134)	(4,578)	3,978	—	(17,801)

INCOME TAX (PROVISION) BENEFIT	—	—	1,951	(29)	—	1,922

EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	(15,157)	—	604	—	14,553	—

Net Income (Loss)	(19,224)	(13,134)	(2,023)	3,949	14,553	(15,879)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(11,056)	(11,056)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(3,345)	(3,345)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$(19,224)	$(13,134)	$(2,023)	$3,949	$152	$(30,280)

(1)         The parent is a co-issuer of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Three Months Ended September 30, 2013
	NGL Energy
	Partners LP	Guarantor	Non-Guarantor	Consolidating
	(Parent)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$1,546,226	$47,735	$(24)	$1,593,937

COST OF SALES	—	1,445,442	43,432	(24)	1,488,850

OPERATING COSTS AND EXPENSES:
Operating	—	52,979	2,790	—	55,769
General and administrative	—	14,089	223	—	14,312
Depreciation and amortization	—	23,970	1,091	—	25,061

Operating Income	—	9,746	199	—	9,945

OTHER INCOME (EXPENSE):
Interest expense	(4,179)	(6,880)	(13)	12	(11,060)
Other, net	—	528	(97)	(12)	419

Income (Loss) Before Income Taxes	(4,179)	3,394	89	—	(696)

INCOME TAX PROVISION	—	(236)	—	—	(236)

EQUITY IN NET INCOME OF CONSOLIDATED SUBSIDIARIES	3,238	80	—	(3,318)	—

Net Income (Loss)	(941)	3,238	89	(3,318)	(932)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER				(2,451)	(2,451)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS				(9)	(9)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$(941)	$3,238	$89	$(5,778)	$(3,392)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Six Months Ended September 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$—	$8,952,772	$76,421	$(53)	$9,029,140

COST OF SALES	—	—	8,676,881	36,690	(53)	8,713,518

OPERATING COSTS AND EXPENSES:
Operating	—	—	150,919	18,502	—	169,421
General and administrative	—	—	64,124	5,388	—	69,512
Depreciation and amortization	—	—	77,545	11,929	—	89,474

Operating Income (Loss)	—	—	(16,697)	3,912	—	(12,785)

OTHER INCOME (EXPENSE):
Earnings of unconsolidated entities	—	—	4,875	1,387	—	6,262
Interest expense	(8,313)	(21,280)	(18,058)	(1,517)	23	(49,145)
Other, net	—	—	(1,056)	71	(23)	(1,008)

Income (Loss) Before Income Taxes	(8,313)	(21,280)	(30,936)	3,853	—	(56,676)

INCOME TAX (PROVISION) BENEFIT	—	—	993	(106)	—	887

EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	(50,886)	—	337	—	50,549	—

Net Income (Loss)	(59,199)	(21,280)	(29,606)	3,747	50,549	(55,789)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(20,437)	(20,437)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(3,410)	(3,410)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$(59,199)	$(21,280)	$(29,606)	$3,747	$26,702	$(79,636)

(1)         The parent is a co-issuer of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Six Months Ended September 30, 2013
	NGL Energy
	Partners LP	Guarantor	Non-Guarantor	Consolidating
	(Parent)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$2,914,531	$65,421	$(58)	$2,979,894

COST OF SALES	—	2,735,890	56,094	(58)	2,791,926

OPERATING COSTS AND EXPENSES:
Operating	—	99,710	5,104	—	104,814
General and administrative	—	32,297	469	—	32,766
Depreciation and amortization	—	46,000	1,785	—	47,785

Operating Income	—	634	1,969	—	2,603

OTHER INCOME (EXPENSE):
Interest expense	(8,368)	(13,309)	(28)	23	(21,682)
Other, net	—	627	(135)	(23)	469

Income (Loss) Before Income Taxes	(8,368)	(12,048)	1,806	—	(18,610)

INCOME TAX BENEFIT	—	170	—	—	170

EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	(10,206)	1,672	—	8,534	—

Net Income (Loss)	(18,574)	(10,206)	1,806	8,534	(18,440)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER				(4,139)	(4,139)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS				(134)	(134)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$(18,574)	$(10,206)	$1,806	$4,261	$(22,713)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statements of Comprehensive Income (Loss)

(U.S. Dollars in Thousands)

	Three Months Ended September 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(19,224)	$(13,134)	$(2,023)	$3,949	$14,553	$(15,879)

Other comprehensive income (loss)	—	—	4	(26)	—	(22)

Comprehensive income (loss)	$(19,224)	$(13,134)	$(2,019)	$3,923	$14,553	$(15,901)

(1)  The parent is a co-issuer of the 2019 Notes and 2021 Notes.

	Three Months Ended September 30, 2013
	NGL Energy
	Partners LP	Guarantor	Non-Guarantor	Consolidating
	(Parent)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(941)	$3,238	$89	$(3,318)	$(932)

Other comprehensive loss	—	—	(5)	—	(5)

Comprehensive income (loss)	$(941)	$3,238	$84	$(3,318)	$(937)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statements of Comprehensive Income (Loss)

(U.S. Dollars in Thousands)

	Six Months Ended September 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(59,199)	$(21,280)	$(29,606)	$3,747	$50,549	$(55,789)

Other comprehensive income (loss)	—	—	189	(26)	—	163

Comprehensive income (loss)	$(59,199)	$(21,280)	$(29,417)	$3,721	$50,549	$(55,626)

(1)  The parent is a co-issuer of the 2019 Notes and 2021 Notes.

	Six Months Ended September 30, 2013
	NGL Energy
	Partners LP	Guarantor	Non-Guarantor	Consolidating
	(Parent)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(18,574)	$(10,206)	$1,806	$8,534	$(18,440)

Other comprehensive loss	—	—	(30)	—	(30)

Comprehensive income (loss)	$(18,574)	$(10,206)	$1,776	$8,534	$(18,470)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Cash Flows

(U.S. Dollars in Thousands)

	Six Months Ended September 30, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor
	(Parent) (1)	Finance Corp.	Subsidiaries	Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(8,180)	$(15,383)	$(56,019)	$17,947	$(61,635)

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(81,710)	(1,141)	(82,851)
Acquisitions of businesses, including acquired working capital, net of cash acquired	—	—	(657,514)	(1,250)	(658,764)
Cash flows from commodity derivatives	—	—	4,327	—	4,327
Proceeds from sales of assets	—	—	8,741	—	8,741
Investments in unconsolidated entities	—	—	(6,106)	(20,284)	(26,390)
Distributions of capital from unconsolidated entities	—	—	2,774	1,875	4,649
Net cash used in investing activities	—	—	(729,488)	(20,800)	(750,288)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	1,923,500	56,000	1,979,500
Payments on revolving credit facilities	—	—	(1,766,000)	(38,000)	(1,804,000)
Issuance of notes	—	400,000	—	—	400,000
Payments on other long-term debt	—	—	(4,173)	(2)	(4,175)
Debt issuance costs	(269)	(7,209)	(1,720)	—	(9,198)
Contributions	395	—	—	—	395
Distributions to owners	(111,008)	—	—	—	(111,008)
Distributions to noncontrolling interest partners	—	—	—	(8,654)	(8,654)
Proceeds from sale of common units, net of offering costs	370,446	—	—	—	370,446
Net changes in advances with consolidated entities	(249,724)	(377,408)	632,995	(5,863)	—
Net cash provided by financing activities	9,840	15,383	784,602	3,481	813,306
Net increase (decrease) in cash and cash equivalents	1,660	—	(905)	628	1,383
Cash and cash equivalents, beginning of period	1,181	—	8,728	531	10,440
Cash and cash equivalents, end of period	$2,841	$—	$7,823	$1,159	$11,823

(1)  The parent is a co-issuer of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

NGL ENERGY PARTNERS LP

Condensed Consolidating Statement of Cash Flows

(U.S. Dollars in Thousands)

	Six Months Ended September 30, 2013
	NGL Energy
	Partners LP	Guarantor	Non-Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(8,312)	$(44,607)	$4,175	$(48,744)

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	(37,180)	(30,219)	(67,399)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(334,085)	(56,237)	(2,283)	(392,605)
Cash flows from commodity derivatives	—	(19,074)	—	(19,074)
Proceeds from sales of assets	—	2,223	1	2,224
Net cash used in investing activities	(334,085)	(110,268)	(32,501)	(476,854)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	—	1,061,500	—	1,061,500
Payments on revolving credit facility	—	(893,000)	—	(893,000)
Proceeds from borrowings on other long-term debt	—	780	100	880
Payments on other long-term debt	—	(4,499)	(8)	(4,507)
Debt issuance costs	(133)	(2,085)	—	(2,218)
Contributions	504	—	1,940	2,444
Distributions to owners	(60,258)	—	(365)	(60,623)
Proceeds from sale of common units, net of offering costs	415,089	—	—	415,089
Net changes in advances with consolidated entities	(11,459)	(15,123)	26,582	—
Net cash provided by financing activities	343,743	147,573	28,249	519,565
Net increase (decrease) in cash and cash equivalents	1,346	(7,302)	(77)	(6,033)
Cash and cash equivalents, beginning of period	—	11,206	355	11,561
Cash and cash equivalents, end of period	$1,346	$3,904	$278	$5,528

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements - Continued

At September 30, 2014 and March 31, 2014, and for the

Three Months and Six Months Ended September 30, 2014 and 2013

Note 15 — Subsequent Events

Water Solutions Facility Acquisitions

As described in Note 4, we are party to a development agreement that provides us a right to purchase water disposal facilities developed by the other party to the agreement. During October and November 2014, we purchased five facilities under this development agreement and paid $52.2 million of cash for these facilities.

Sale of Natural Gas Liquids Terminal

In November 2014, we reached an agreement to sell one of our natural gas liquids terminals. We expect the sale to close in December 2014. We expect to record during the three months ending December 31, 2014 a loss on disposal of approximately $29.0 million, consisting of a loss of $21.0 million on property, plant and equipment and $8.0 million of allocated goodwill.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations as of and for the three months and six months ended September 30, 2014. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2014, our operations include:

•                  Our crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals, pipeline injection stations, a fleet of trucks, a fleet of leased and owned railcars, and a fleet of barges and towboats, and a 50% interest in a crude oil pipeline. Our crude oil logistics segment purchases crude oil from producers and transports it for resale at owned and leased pipeline injection points, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•                  Our water solutions segment, the assets of which include water treatment and disposal facilities. Our water solutions segment generates revenues from the treatment and disposal of wastewater generated from crude oil and natural gas production, and from the sale of recycled water and recovered hydrocarbons.

•                  Our liquids segment, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling services through its 22 terminals throughout the United States and railcar transportation services through its fleet of leased and owned railcars. Our liquids segment purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the product to retailers, refiners, petrochemical plants, and other participants in the wholesale markets.

•                  Our retail propane segment, which sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain re-sellers in more than 20 states.

•                  Our refined products and renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations. We also own the 2.0% general partner interest and a 19.7% limited partner interest in TransMontaigne Partners L.P. (“TLP”), which conducts refined products terminaling operations. TLP also owns a 42.5% interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and a 50% interest in Frontera Brownsville LLC, which are entities that own refined products storage facilities.

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

The range of low and high spot crude oil prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma and the prices at period end were as follows:

	Spot Price Per Barrel
	Low	High	At Period End
Three Months Ended September 30,
2014	$91.16	$105.34	$91.16
2013	97.99	110.53	102.33

Six Months Ended September 30,
2014	$91.16	$107.26	$91.16
2013	86.68	110.53	102.33

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Water Solutions

Our water solutions segment generates revenues from the treatment and disposal of wastewater generated from crude oil and natural gas production, and from the sale of recycled water and recovered hydrocarbons. Our water processing facilities are strategically located near areas of high crude oil and natural gas production. A significant factor affecting the profitability of our water solutions segment is the extent of exploration and production in the areas near our facilities, which is based upon producers’ expectations about the profitability of drilling new wells. The primary customers of our facility in Wyoming have committed to deliver a specified minimum volume of water to our facility under long-term contracts. The primary customers of our facilities in the DJ Basin have committed to deliver to our facilities all wastewater produced at wells in a designated area. Most of the customers at our other facilities in Texas are not under volume commitments, other than one customer that has committed to deliver 50,000 barrels of wastewater per day to our facilities.

Liquids

Our liquids segment purchases propane, butane, and other products from refiners, processing plants, fractionation facilities, producers, and other parties, and sells the product to retailers, refiners, petrochemical plants, and other participants in the wholesale markets. Our liquids segment owns 22 terminals, operates a fleet of owned and leased railcars, and leases underground storage capacity. We attempt to reduce our exposure to the impact of price fluctuations by using back-to-back contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also attempt to reduce our exposure to the impact of price fluctuations by entering into swap agreements whereby we agree to pay a floating rate and receive a fixed rate on a specified notional amount of product. We enter into these agreements as economic hedges against the potential decline in the value of a portion of our inventory.

Our wholesale business is a “cost-plus” business that can be affected both by price fluctuations and volume variations. We establish our selling price based on a pass-through of our product supply, transportation, handling, storage, and capital costs plus an acceptable margin. The margins we realize in our wholesale business are substantially less on a per gallon basis than in our retail propane business.

Weather conditions and gasoline blending can have a significant impact on the demand for propane and butane, and sales volumes and prices are typically higher during the colder months of the year. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

The range of low and high spot propane prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, and the prices at period end were as follows:

	Conway, Kansas			Mt. Belvieu, Texas
	Spot Price Per Gallon			Spot Price Per Gallon
	Low	High	At Period End	Low	High	At Period End
Three Months Ended September 30,
2014	$1.00	$1.10	$1.03	$0.99	$1.11	$1.04
2013	0.81	1.16	1.01	0.86	1.19	1.05

Six Months Ended September 30,
2014	$0.96	$1.13	$1.03	$0.99	$1.13	$1.04
2013	0.77	1.16	1.01	0.81	1.19	1.05

The range of low and high spot butane prices per gallon at Mt. Belvieu, Texas and the prices at period end were as follows:

	Spot Price Per Gallon
	Low	High	At Period End
Three Months Ended September 30,
2014	$1.21	$1.30	$1.22
2013	1.19	1.44	1.38

Six Months Ended September 30,
2014	$1.20	$1.30	$1.22
2013	1.08	1.44	1.38

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Retail Propane

Our retail propane segment is a cost-plus business that sells propane, distillates, and equipment and supplies to residential, agricultural, commercial, and industrial end users. Our retail propane segment purchases the majority of its propane from our liquids segment. Our retail propane segment generates margins based on the difference between the wholesale cost of product and the selling price of the product in the retail markets. These margins fluctuate over time due to supply and demand conditions. Weather conditions can have a significant impact on our sales volumes and prices, as a large portion of our sales are to residential customers who purchase propane and distillates for home heating purposes.

A significant factor affecting the profitability of our retail propane segment is our ability to maintain our realized product margin on a cents per gallon basis. Product margin is the differential between our sales prices and our total product costs, including transportation and storage. Historically, we have been successful in passing on price increases to our customers. We monitor propane prices daily and adjust our retail prices to maintain expected margins by passing on the wholesale costs to our customers. Volatility in commodity prices may continue, and our ability to adjust to and manage this volatility may impact our financial results.

The retail propane business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Refined Products and Renewables

Our refined products and renewables segment provides integrated terminaling, storage, transportation, marketing, and related services for companies engaged in the trading, distribution and marketing of refined petroleum products, ethanol, and biodiesel. We conduct our operations in the United States along the Gulf Coast, in the Midwest, in Houston and Brownsville, Texas, along the Mississippi and Ohio rivers, and in the Southeast.

The range of low and high spot gasoline prices per gallon using NYMEX gasoline prompt-month futures and the prices at period end were as follows:

	Spot Price Per Gallon
	Low	High	At Period End
Three Months Ended September 30,
2014	$2.52	$3.04	$2.59

Six Months Ended September 30,
2014	$2.52	$3.13	$2.59

The range of low and high spot diesel prices per gallon using NYMEX ULSD prompt-month futures and the prices at period end were as follows:

	Spot Price Per Gallon
	Low	High	At Period End
Three Months Ended September 30,
2014	$2.65	$2.98	$2.65

Six Months Ended September 30,
2014	$2.65	$3.05	$2.65

Recent Developments

Development of Crude Oil Rail Transloading Facility

On October 2, 2014, we announced plans to build a crude oil rail transloading facility, backed by executed producer commitments, capable of handling unit trains west of Albuquerque, New Mexico in the San Juan Basin. We expect the terminal to be completed in the third quarter of calendar year 2015 and, we expect the terminal to have multiple inbound truck unloading bays, an initial outbound capacity of at least two unit trains per week, and over 240,000 barrels of storage.

Grand Mesa Pipeline, LLC

On September 5, 2014, we formed the Grand Mesa Pipeline, LLC (“Grand Mesa”) joint venture in which we have a 50% ownership interest. Grand Mesa expects to build a crude oil pipeline with initial capacity exceeding 130,000 barrels per day, originating in Weld County, Colorado, and terminating at our crude oil storage terminal in Cushing, Oklahoma.

TransMontaigne Inc.

On July 1, 2014, we acquired TransMontaigne Inc. (“TransMontaigne”) for $174.2 million of cash, net of cash acquired. As part of this transaction, we also purchased $380.4 million of inventory from the previous owner of TransMontaigne (including $346.9 million paid at closing and $33.5 million subsequently paid as the working capital settlement process progressed). The operations of TransMontaigne include the marketing of refined products and crude oil. As part of this transaction, we acquired the 2.0% general partner interest, the incentive distribution rights, and a 19.7% limited partner interest in TLP, and assumed certain terminaling service agreements with TLP from an affiliate of the previous owner of TransMontaigne. The acquisition agreement contemplates a post-closing adjustment to the purchase price for certain working capital items. We estimate that we will pay an additional $27.5 million once the working capital settlement process has been completed.

On July 10, 2014, we submitted a nonbinding proposal to the conflicts committee of the board of directors of TLP’s general partner. Under this proposal, each outstanding unit of TLP would be exchanged for one of our common units. On August 15, 2014, we and TLP’s general partner terminated discussions regarding our previously submitted nonbinding proposal to acquire the outstanding common units of TLP.

Water Solutions Facilities

As described below, we are party to a development agreement that provides us a right to purchase water disposal facilities developed by the other party to the agreement. During the six months ended September 30, 2014, we purchased four water disposal facilities under this development agreement. We also purchased a 75% interest in one additional water disposal facility in July 2014 from a different seller. On a combined basis, we paid $82.9 million of cash for these five water disposal facilities.

During October and November 2014, we purchased five facilities under this development agreement and paid $52.2 million of cash for these facilities.

Water Supply Company

In June 2014, we acquired an interest in a water supply company that expands our water solutions business in the DJ Basin.

Gavilon, LLC

In December 2013, we acquired the ownership interests of Gavilon, LLC (“Gavilon Energy”). Gavilon Energy’s assets include crude oil terminals in Oklahoma, Texas and Louisiana, a 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma, and an 11% interest in an ethanol production facility in the Midwest. The operations of Gavilon Energy include the marketing of crude oil, refined products, ethanol, biodiesel, and natural gas liquids and owned and leased crude oil storage in Cushing, Oklahoma.

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

High Roller Wells Big Lake SWD No. 1 Ltd. (“Big Lake”)

In July 2013, we acquired a water disposal facility located in the Permian Basin in Texas. As part of this transaction, we entered into a five-year development agreement that provides us a right to purchase water disposal facilities that may be developed by the other party to the agreement.

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

Summary Discussion of Operating Results for the Three Months Ended September 30, 2014

During the three months ended September 30, 2014, we generated operating income of $7.8 million, compared to operating income of $9.9 million during the three months ended September 30, 2013.

Our crude oil logistics segment generated operating income of less than $0.1 million during the three months ended September 30, 2014, compared to operating income of $5.9 million during the three months ended September 30, 2013. Spreads between the price of crude oil in different markets narrowed during the three months ended September 30, 2013 and remained narrow, which reduced our opportunity to generate increased margins by transporting crude oil from lower-price markets to higher-price markets. In addition, prices declined steadily during the three months ended September 30, 2014, which adversely impacted our margins.

Our water solutions segment generated operating income of $14.8 million during the three months ended September 30, 2014, compared to operating income of $2.9 million during the three months ended September 30, 2013. This increase was due in part to an increase in the volume of wastewater processed, which was due to increased demand for existing facilities and to the development and acquisition of new facilities.

Our liquids segment generated operating income of $10.9 million during the three months ended September 30, 2014, compared to operating income of $14.6 million during the three months ended September 30, 2013. Although sales volumes were higher during the three months ended September 30, 2014 than during the three months ended September 30, 2013, product margins were similar. This was due in part to the impact of unrealized gains on derivatives, which reduced cost of sales by $0.3 million during the three months ended September 30, 2014 and by $3.3 million during the three months ended September 30, 2013. Operating and general and administrative expenses were higher during the three months ended September 30, 2014 than during the three months ended September 30, 2013, due to expanded operations. Due to the seasonal nature of demand for natural gas liquids, sales volumes of our liquids segment are typically lower during the first and second quarters of the fiscal year than during the third and fourth quarters of the fiscal year.

Our retail propane segment generated an operating loss of $3.1 million during the three months ended September 30, 2014, compared to an operating loss of $4.5 million during the three months ended September 30, 2013. Sales volumes increased due to high demand as a result of cold weather conditions during the previous winter. Due to the seasonal nature of demand for propane, sales volumes of our retail propane business typically are lower during the first and second quarters of the fiscal year than during the third and fourth quarters of the fiscal year.

Our refined products and renewables segment generated operating income of $8.8 million during the three months ended September 30, 2014. Our refined products and renewables segment began with our December 2013 acquisition of Gavilon Energy and expanded with our July 2014 acquisition of TransMontaigne.

We recorded $3.7 million of earnings from our equity method investments during the three months ended September 30, 2014. Most of our equity method investments were acquired in our December 2013 acquisition of Gavilon Energy and our July 2014 acquisition of TransMontaigne.

We incurred interest expense of $28.7 million during the three months ended September 30, 2014, compared to interest expense of $11.1 million during the three months ended September 30, 2013. The increase was due primarily to borrowings to finance acquisitions.

Consolidated Results of Operations

The following table summarizes our historical unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$5,380,526	$1,593,937	$9,029,140	$2,979,894
Total cost of sales	5,179,465	1,488,850	8,713,518	2,791,926
Operating and general and administrative expenses	143,192	70,081	238,933	137,580
Depreciation and amortization	50,099	25,061	89,474	47,785
Operating income (loss)	7,770	9,945	(12,785)	2,603
Earnings of unconsolidated entities	3,697	—	6,262	—
Interest expense	(28,651)	(11,060)	(49,145)	(21,682)
Other, net	(617)	419	(1,008)	469
Loss before income taxes	(17,801)	(696)	(56,676)	(18,610)
Income tax (provision) benefit	1,922	(236)	887	170
Net loss	(15,879)	(932)	(55,789)	(18,440)
Less: Net income allocated to general partner	(11,056)	(2,451)	(20,437)	(4,139)
Less: Net income attributable to noncontrolling interests	(3,345)	(9)	(3,410)	(134)
Net loss attributable to parent equity	$(30,280)	$(3,392)	$(79,636)	$(22,713)

See the detailed discussion of revenues, cost of sales, operating expenses, general and administrative expenses, depreciation and amortization expense and operating income by segment below. The acquisitions described above had a significant impact on the comparability of our results of operations during the three months and six months ended September 30, 2014 and 2013.

Non-GAAP Financial Measures

The following table reconciles net loss attributable to parent equity to our EBITDA and Adjusted EBITDA, each of which are non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net loss attributable to parent equity	$(19,224)	$(941)	$(59,199)	$(18,574)
Income tax provision (benefit)	(1,933)	236	(898)	(170)
Interest expense	27,929	11,060	48,446	21,682
Depreciation and amortization	48,366	25,753	92,716	48,948
EBITDA	55,138	36,108	81,065	51,886
Net unrealized (gains) losses on derivative contracts	(13,700)	167	(8,690)	3,745
Lower of cost or market adjustment	2,837	—	2,837	—
Loss on disposal or impairment of assets	4,150	1,790	4,608	2,163
Equity-based compensation expense	13,745	3,217	21,659	10,292
Adjusted EBITDA	$62,170	$41,282	$101,479	$68,086

We define EBITDA as net income (loss) attributable to parent equity, plus interest expense, income taxes, and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding unrealized gains or losses on derivative contracts, gains or losses on the disposal or impairment of assets, and equity-based compensation expense. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other entities.

For purposes of our Adjusted EBITDA calculation, we make a distinction between unrealized gains and losses on derivatives and realized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract is settled, we reverse the previously-recorded unrealized gain or loss and record a realized gain or loss. The realized gain or loss is equal to the amount received or paid on the contract. We acquired Gavilon Energy in December 2013 and TransMontaigne in July 2014. We are still in the process of developing procedures to calculate realized and unrealized gains and losses for these operations in the same way we calculate them for our other operations. Accordingly, the net unrealized gains and losses in the table above exclude any unrealized gains and losses related to Gavilon Energy or TransMontaigne. For the three months and six months ended September 30, 2014, we excluded a lower-of-cost-or-market adjustment to crude oil inventory from the calculation of Adjusted EBITDA. A large portion of this adjustment was hedged through financial derivatives, and the related unrealized gain was also excluded from the calculation of Adjusted EBITDA.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation to condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$48,366	$25,753	$92,716	$48,948
Intangible asset amortization recorded to cost of sales	(1,984)	(949)	(4,121)	(1,574)
Depreciation and amortization of unconsolidated entities	(5,734)	—	(8,615)	—
Depreciation and amortization attributable to noncontrolling interests	9,451	257	9,494	411
Depreciation and amortization per condensed consolidated statements of operations	$50,099	$25,061	$89,474	$47,785

	Six Months Ended
	September 30,
	2014	2013
	(in thousands)
Reconciliation to condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$92,716	$48,948
Amortization of debt issuance costs recorded to interest expense	4,029	2,462
Depreciation and amortization of unconsolidated entities	(8,615)	—
Depreciation and amortization attributable to noncontrolling interests	9,494	411
Depreciation and amortization per condensed consolidated statements of cash flows	$97,624	$51,821

Segment Operating Results for the Three Months Ended September 30, 2014 and 2013

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We expanded our crude oil logistics business through a number of acquisitions, including our acquisitions of Gavilon Energy in December 2013 and TransMontaigne in July 2014. We expanded our water solutions business through several acquisitions of water disposal and transportation businesses, including OWL in August 2013, Coastal in September 2013, and other water disposal facilities subsequent to September 30, 2013. Our refined products and renewables businesses began with our December 2013 acquisition of Gavilon Energy and expanded with our July 2014 acquisition of TransMontaigne. The results of operations of our liquids and retail propane segments are impacted by seasonality, primarily due to the increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our sales volumes and revenues. For these and other reasons, our results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

Volumes

The following table summarizes the volume of product sold and water delivered during the three months ended September 30, 2014 and 2013. Volumes shown in the following table include intersegment sales.

	Three Months Ended
	September 30,
Segment	2014	2013	Change
	(in thousands)
Crude oil logistics
Crude oil sold (barrels)	21,549	9,280	12,269

Water solutions
Water delivered (barrels)	30,869	16,459	14,410

Liquids
Propane sold (gallons)	240,234	183,415	56,819
Other products sold (gallons)	197,510	195,292	2,218

Retail propane
Propane sold (gallons)	23,551	20,599	2,952
Distillates sold (gallons)	3,434	3,072	362

Refined products and renewables
Refined products sold (gallons)	890,141	—	890,141
Renewable products sold (gallons)	51,557	—	51,557

Operating Income (Loss) by Segment

Our operating income (loss) by segment is as follows:

	Three Months Ended
	September 30,
Segment	2014	2013	Change
	(in thousands)
Crude oil logistics	$38	$5,884	$(5,846)
Water solutions	14,792	2,913	11,879
Liquids	10,929	14,605	(3,676)
Retail propane	(3,062)	(4,520)	1,458
Refined products and renewables	8,822	—	8,822
Corporate and other	(23,749)	(8,937)	(14,812)
Operating income	$7,770	$9,945	$(2,175)

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013	Change
	(in thousands)
Revenues:
Crude oil sales	$2,108,117	$1,013,061	$1,095,056
Crude oil transportation and other	13,082	9,794	3,288
Total revenues (1)	2,121,199	1,022,855	1,098,344
Expenses:
Cost of sales	2,093,744	1,000,982	1,092,762
Operating expenses	12,432	11,760	672
General and administrative expenses	5,745	899	4,846
Depreciation and amortization expense	9,240	3,330	5,910
Total expenses	2,121,161	1,016,971	1,104,190
Segment operating income	$38	$5,884	$(5,846)

(1)         Revenues include $10.1 million and $8.8 million of intersegment sales during the three months ended September 30, 2014 and 2013, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our crude oil logistics segment generated $2.1 billion of revenue from crude oil sales during the three months ended September 30, 2014, selling 21.5 million barrels at an average price of $97.83 per barrel. During the three months ended September 30, 2013, our crude oil logistics segment generated $1.0 billion of revenue from crude oil sales, selling 9.3 million barrels at an average price of $109.17 per barrel.

Crude oil transportation and other revenues of our crude oil logistics segment were $13.1 million during the three months ended September 30, 2014, compared to $9.8 million of crude oil transportation and other revenues during the three months ended September 30, 2013. This increase was due primarily to the Gavilon acquisition in December 2013.

Cost of Sales. Our cost of crude oil sold was $2.1 billion during the three months ended September 30, 2014, as we sold 21.5 million barrels at an average cost of $97.16 per barrel. Our cost of sales during the three months ended September 30, 2014 was reduced by $0.7 million of net unrealized gains on derivatives. During the three months ended September 30, 2013, our cost of crude oil sold was $1.0 billion, as we sold 9.3 million barrels at an average cost of $107.86 per barrel. Our cost of sales during the three months ended September 30, 2013 was increased by $3.1 million of net unrealized losses on derivatives.

The most significant drivers of the increase in our volumes, revenues, and cost of sales were the acquisitions of Gavilon Energy in December 2013 and TransMontaigne in July 2014. Spreads between the price of crude oil in different markets narrowed during the three months ended September 30, 2013 and remained narrow, which reduced our opportunity to generate increased margins by transporting crude oil from lower-price markets to higher-price markets.

Operating Expenses. Our crude oil logistics segment incurred $12.4 million of operating expenses during the three months ended September 30, 2014, compared to $11.8 million of operating expenses during the three months ended September 30, 2013.

General and Administrative Expenses. Our crude oil logistics segment incurred $5.7 million of general and administrative expenses during the three months ended September 30, 2014, compared to $0.9 million of general and administrative expenses during the three months ended September 30, 2013. This increase was due to the acquisitions of Gavilon Energy in December 2013 and TransMontaigne in July 2014. General and administrative expenses during the three months ended September 30, 2014 were increased by $2.2 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees. General and administrative expenses during the three months ended September 30, 2014 were also increased by $1.2 million of compensation expense related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. Our crude oil logistics segment incurred $9.2 million of depreciation and amortization expense during the three months ended September 30, 2014, compared to $3.3 million of depreciation and amortization expense during the three months ended September 30, 2013. This increase was primarily due to acquisitions and capital expansions.

Operating Income. Our crude oil logistics segment generated operating income of less than $0.1 million during the three months ended September 30, 2014, compared to operating income of $5.9 million during the three months ended September 30, 2013. Operating income during the three months ended September 30, 2014 was increased by $0.7 million of net unrealized gains on derivatives. Operating income during the three months ended September 30, 2013 was reduced by $3.1 million of net unrealized losses on derivatives. Spreads between the price of crude oil in different markets narrowed during the three months ended September 30, 2013 and remained narrow, which reduced our opportunity to generate increased margins by transporting crude oil from lower-price markets to higher-price markets.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the periods indicated:

	Three Months Ended
	September 30,		Change
	2014	2013	Acquisitions (1)	Other
	(in thousands)
Revenues:
Water treatment and disposal	$47,572	$28,823	$14,861	$3,888
Water transportation	5,147	5,367	1,354	(1,574)
Total revenues	52,719	34,190	16,215	2,314
Expenses:
Cost of sales	(9,439)	3,782	1,152	(14,373)
Operating expenses	29,019	15,003	13,947	69
General and administrative expenses	774	1,054	126	(406)
Depreciation and amortization expense	17,573	11,438	5,708	427
Total expenses	37,927	31,277	20,933	(14,283)
Segment operating income	$14,792	$2,913	$(4,718)	$16,597

(1)         Represents the change in revenues and expenses attributable to acquisitions subsequent to June 30, 2013. The cost of sales amount shown in this column does not include derivative gains and losses, as these cannot be attributed to specific facilities.

Revenues. The acquisitions subsequent to June 30, 2013 generated $19.4 million of treatment and disposal revenue during the three months ended September 30, 2014, taking delivery of 14.0 million barrels of wastewater at an average revenue of $1.39 per barrel. Exclusive of the acquisitions subsequent to June 30, 2013, our water solutions segment generated $28.2 million of treatment and disposal revenue during the three months ended September 30, 2014, taking delivery of 16.9 million barrels of wastewater at an average revenue of $1.67 per barrel. The acquisitions subsequent to June 30, 2013 generated $4.5 million of treatment and disposal revenue during the three months ended September 30, 2013, taking delivery of 2.7 million barrels of wastewater at an average revenue of $1.68 per barrel. Exclusive of the acquisitions subsequent to June 30, 2013, our water solutions segment generated $24.3 million of treatment and disposal revenue during the three months ended September 30, 2014, taking delivery of 13.8 million barrels of wastewater at an average revenue of $1.76 per barrel. The primary reasons for the increase in revenues and water delivered were acquisitions made subsequent to June 30, 2013, including our acquisitions of OWL and Coastal, and to an increase in water volumes processed due to higher demand from customers.

Water transportation revenues decreased by $0.2 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. During September 2014, we sold our water transportation business in order to focus our efforts on water processing. As part of this transaction, the buyer of the transportation business committed to deliver to our facilities substantially all of the water it transports for a period of two years.

Cost of Sales. We enter into derivatives in our water solutions business to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater. Our cost of sales for the three months ended September 30, 2014 was reduced by $12.7 million of net unrealized gains on derivatives and increased by $0.3 million of net realized losses on derivatives. Our cost of sales for the three months ended September 30, 2013 was increased by $0.2 million of net unrealized losses on derivatives and $0.9 million of net realized losses on derivatives. In the table above, the full impact of the change in derivative gains and losses during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is reported in the “other” column, as it is not possible to attribute these gains and losses to individual water facilities.

Operating Expenses. Our water solutions segment incurred $29.0 million of operating expenses during the three months ended September 30, 2014, compared to $15.0 million of operating expenses during the three months ended September 30, 2013. Of this increase, $13.9 million related to the acquisitions subsequent to June 30, 2013, which includes a loss of $4.0 million related to the sale of our water transportation business. This increase was partially offset by losses on disposal of property, plant and equipment of $2.0 million during the three months ended September 30, 2013 as a result of property damage from lightning strikes at two of our facilities.

General and Administrative Expenses. Our water solutions segment incurred $0.8 million of general and administrative expenses during the three months ended September 30, 2014, compared to $1.1 million of general and administrative expenses during the three months ended September 30, 2013.

Depreciation and Amortization Expense. Our water solutions segment incurred $17.6 million of depreciation and amortization expense during the three months ended September 30, 2014, compared to $11.4 million of depreciation and amortization expense during the three months ended September 30, 2013. Of this increase, $5.7 million related to the acquisitions subsequent to June 30, 2013, which included $0.5 million of amortization expense related to trade name intangible assets. Exclusive of the acquisitions subsequent to June 30, 2013, the increase is due in part to $0.6 million of amortization expense related to trade name intangible assets. During the year ended March 31, 2014, we ceased using certain trade names and began amortizing them as finite-lived defensive assets.

Operating Income. Our water solutions segment generated operating income of $14.8 million during the three months ended September 30, 2014, compared to operating income of $2.9 million during the three months ended September 30, 2013. This increase was due in part to an increase in the volume of wastewater processed, which was due to increased demand for existing facilities and to the development and acquisition of new facilities.

Liquids

The following table summarizes the operating results of our liquids segment for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013	Change
	(in thousands)
Revenues:
Propane sales	$240,433	$191,437	$48,996
Other product sales	306,625	308,606	(1,981)
Other revenues	6,814	9,250	(2,436)
Total revenues (1)	553,872	509,293	44,579
Expenses:
Cost of sales - propane	230,729	184,565	46,164
Cost of sales - other products	293,262	292,142	1,120
Cost of sales - other	4,222	7,106	(2,884)
Operating expenses	9,183	6,800	2,383
General and administrative expenses	2,163	1,403	760
Depreciation and amortization expense	3,384	2,672	712
Total expenses	542,943	494,688	48,255
Segment operating income	$10,929	$14,605	$(3,676)

(1)         Revenues include $14.1 million and $24.4 million of intersegment sales during the three months ended September 30, 2014 and 2013, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our liquids segment generated $240.4 million of wholesale propane sales revenue during the three months ended September 30, 2014, selling 240.2 million gallons at an average price of $1.00 per gallon. During the three months ended September 30, 2013, our liquids segment generated $191.4 million of wholesale propane sales revenue, selling 183.4 million gallons at an average price of $1.04 per gallon. The increase in volume was due to higher market demand, due in part to cold weather conditions during the previous winter.

Our liquids segment generated $306.6 million of other wholesale products sales revenue during the three months ended September 30, 2014, selling 197.5 million gallons at an average price of $1.55 per gallon. During the three months ended September 30, 2013, our liquids segment generated $308.6 million of other wholesale products sales revenue, selling 195.3 million gallons at an average price of $1.58 per gallon.

Cost of Sales. Our cost of wholesale propane sales was $230.7 million during the three months ended September 30, 2014, as we sold 240.2 million gallons at an average cost of $0.96 per gallon. Our cost of wholesale propane sales during the three months ended September 30, 2014 was increased by $1.9 million of net unrealized losses on derivatives. During the three months ended September 30, 2013, our cost of wholesale propane sales was $184.6 million, as we sold 183.4 million gallons at an average cost of $1.01 per gallon. Our cost of wholesale propane sales during the three months ended September 30, 2013 was increased by $3.6 million of net unrealized losses on derivatives.

Our cost of sales of other products was $293.3 million during the three months ended September 30, 2014, as we sold 197.5 million gallons at an average cost of $1.48 per gallon. Our cost of sales of other products during the three months ended September 30, 2014 was reduced by $2.2 million of net unrealized gains on derivatives. During the three months ended September 30, 2013, our cost of sales of other products was $292.1 million, as we sold 195.3 million gallons at an average cost of $1.50 per gallon. Our cost of sales of other products during the three months ended September 30, 2013 was reduced by $6.9 million of net unrealized gains on derivatives.

Operating Expenses. Our liquids segment incurred $9.2 million of operating expenses during the three months ended September 30, 2014, compared to $6.8 million of operating expenses during the three months ended September 30, 2013. This increase was due primarily to expanded operations.

General and Administrative Expenses. Our liquids segment incurred $2.2 million of general and administrative expenses during the three months ended September 30, 2014, compared to $1.4 million of general and administrative expenses during the three months ended September 30, 2013. This increase was due primarily to expanded operations.

Depreciation and Amortization Expense. Our liquids segment incurred $3.4 million of depreciation and amortization expense during the three months ended September 30, 2014, compared to $2.7 million of depreciation and amortization expense during the three months ended September 30, 2013.

Operating Income. Our liquids segment generated operating income of $10.9 million during the three months ended September 30, 2014, compared to operating income of $14.6 million during the three months ended September 30, 2013. Although sales volumes were higher during the three months ended September 30, 2014 than during the three months ended September 30, 2013, product margins were similar. This was due in part to the impact of unrealized gains on derivatives, which reduced cost of sales by $0.3 million during the three months ended September 30, 2014 and by $3.3 million during the three months ended September 30, 2013. Operating and general and administrative expenses were higher during the three months ended September 30, 2014 than during the three months ended September 30, 2013, due to expanded operations. The wholesale natural gas liquids business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source and butane’s use in gasoline blending, and sales prices and volumes are typically higher during the colder months of the year. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013	Change
	(in thousands)
Revenues:
Propane sales	$48,552	$40,651	$7,901
Distillate sales	11,530	10,562	968
Other revenues	8,276	8,198	78
Total revenues	68,358	59,411	8,947
Expenses:
Cost of sales - propane	27,434	21,848	5,586
Cost of sales - distillates	9,840	9,265	575
Cost of sales - other	2,620	2,457	163
Operating expenses	21,205	20,997	208
General and administrative expenses	2,637	2,493	144
Depreciation and amortization expense	7,684	6,871	813
Total expenses	71,420	63,931	7,489
Segment operating loss	$(3,062)	$(4,520)	$1,458

Revenues. Our retail propane segment generated revenue of $48.6 million from propane sales during the three months ended September 30, 2014, selling 23.6 million gallons at an average price of $2.06 per gallon. During the three months ended September 30, 2013, our retail propane segment generated $40.7 million of revenue from propane sales, selling 20.6 million gallons at an average price of $1.97 per gallon. The increase in average sales prices during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due primarily to higher market demand as a result of cold weather conditions during the recent winter.

Our retail propane segment generated revenue of $11.5 million from distillate sales during the three months ended September 30, 2014, selling 3.4 million gallons at an average price of $3.36 per gallon. During the three months ended September 30, 2013, our retail propane segment generated $10.6 million of revenue from distillate sales, selling 3.1 million gallons at an average price of $3.44 per gallon.

Cost of Sales. Our cost of retail propane sales was $27.4 million during the three months ended September 30, 2014, as we sold 23.6 million gallons at an average cost of $1.16 per gallon. During the three months ended September 30, 2013, our cost of retail propane sales was $21.8 million, as we sold 20.6 million gallons at an average cost of $1.06 per gallon.

Our cost of distillate sales was $9.8 million during the three months ended September 30, 2014, as we sold 3.4 million gallons at an average cost of $2.87 per gallon. During the three months ended September 30, 2013, our cost of distillate sales was $9.3 million, as we sold 3.1 million gallons at an average cost of $3.02 per gallon.

Operating Expenses. Our retail propane segment incurred $21.2 million of operating expenses during the three months ended September 30, 2014, compared to $21.0 million of operating expenses during the three months ended September 30, 2013.

General and Administrative Expenses. Our retail propane segment incurred $2.6 million of general and administrative expenses during the three months ended September 30, 2014, compared to $2.5 million of general and administrative expenses during the three months ended September 30, 2013.

Depreciation and Amortization Expense. Our retail propane segment incurred $7.7 million of depreciation and amortization expense during the three months ended September 30, 2014, compared to $6.9 million of depreciation and amortization expense during the three months ended September 30, 2013.

Operating Loss. Our retail propane segment generated an operating loss of $3.1 million during the three months ended September 30, 2014, compared to an operating loss of $4.5 million during the three months ended September 30, 2013. The decrease in operating loss was due primarily due to an increase in propane sales volumes. Demand was high during the three months ended September 30, 2014, as customers sought to replenish their supplies of natural gas liquids that had been depleted during the winter. The retail propane business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Refined Products and Renewables

The following table summarizes the operating results of our refined products and renewables segment during the three months ended September 30, 2014 (in thousands). Our refined products and renewables segment began with our December 2013 acquisition of Gavilon Energy and expanded with our July 2014 acquisition of TransMontaigne.

Revenues:
Refined products sales	$2,489,795
Renewables sales (1)	117,425
Total revenues	2,607,220
Expenses:
Cost of sales - refined products	2,435,868
Cost of sales - renewables (1)	114,983
Operating expenses	29,838
General and administrative expenses	5,792
Depreciation and amortization expense	11,917
Total expenses	2,598,398
Segment operating income	$8,822

(1)         Revenues and cost of sales include $4.9 million and $2.0 million, respectively, associated with freely tradable Renewable Identification Numbers (“RINs”) with no corresponding sales volume during the three months ended September 30, 2014.

Revenues. Our refined products and renewables segment generated $2.5 billion of refined products sales revenue during the three months ended September 30, 2014, selling 890.1 million gallons at an average price of $2.80 per gallon.

Our refined products and renewables segment generated $112.5 million of renewables sales revenue (excluding freely tradable RINS) during the three months ended September 30, 2014, selling 51.6 million gallons at an average price of $2.18 per gallon.

Cost of Sales. Our cost of refined products sales was $2.4 billion during the three months ended September 30, 2014, as we sold 890.1 million gallons at an average cost of $2.74 per gallon.

Our cost of renewables sales was $113.0 million (excluding freely tradable RINS) during the three months ended September 30, 2014, as we sold 51.6 million gallons at an average cost of $2.19 per gallon. We use a weighted-average inventory costing method for our ethanol inventory. During periods of declining prices, our margins are reduced, as the weighted-average costing pool includes inventory that was purchased when prices were higher.

Operating Expenses. Our refined products and renewables segment incurred $29.8 million of operating expenses during the three months ended September 30, 2014.

General and Administrative Expenses. Our refined products and renewables segment incurred $5.8 million of general and administrative expenses during the three months ended September 30, 2014. General and administrative expenses during the three months ended September 30, 2014 were increased by $0.1 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees. General and administrative expenses during the three months ended September 30, 2014 were also increased by $1.5 million of compensation expense related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. Our refined products and renewables segment incurred $11.9 million of depreciation and amortization expense during the three months ended September 30, 2014.

Operating Income. Our refined products and renewables segment generated operating income of $8.8 million during the three months ended September 30, 2014. The adverse impact resulting from declining refined products prices during the quarter was mitigated by gains on hedges entered into to protect against the risk of declines in inventory prices.

Corporate and Other

The operating loss within “corporate and other” includes the following components:

	Three Months Ended
	September 30,
	2014	2013	Change
	(in thousands)
Equity-based compensation expense	$(13,745)	$(3,217)	$(10,528)
Acquisition expenses	(3,230)	(785)	(2,445)
Other corporate expenses	(6,774)	(4,935)	(1,839)
	$(23,749)	$(8,937)	$(14,812)

The increase in equity-based compensation expense is due primarily to $10.5 million of expense associated with restricted units granted in July 2014 to certain employees as a discretionary bonus that vested in September 2014.

Acquisition expenses during the three months ended September 30, 2014 related primarily to the acquisition of TransMontaigne.

The increase in other corporate expenses is due primarily to increases in compensation expense, due to the addition of new corporate employees to provide general and administrative services in support of the growth of our business.

Segment Operating Results for the Six Months Ended September 30, 2014 and 2013

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We expanded our crude oil logistics business through a number of acquisitions, including our acquisitions of Crescent and Cierra Marine in July 2013, Gavilon Energy in December 2013 and TransMontaigne in July 2014. We expanded our water solutions business through several acquisitions of water disposal and transportation businesses, including Big Lake in July 2013, OWL in August 2013, Coastal in September 2013, and other water disposal facilities subsequent to September 30, 2013. Our refined products and renewables businesses began with our December 2013 acquisition of Gavilon Energy and expanded with our July 2014 acquisition of TransMontaigne. The results of operations of our liquids and retail propane segments are impacted by seasonality, primarily due to the increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our sales volumes and revenues. For these and other reasons, our results of operations for the six months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

Volumes

The following table summarizes the volume of product sold and water delivered during the six months ended September 30, 2014 and 2013. Volumes shown in the following table include intersegment sales.

	Six Months Ended
	September 30,
Segment	2014	2013	Change
	(in thousands)
Crude oil logistics
Crude oil sold (barrels)	40,806	18,535	22,271

Water solutions
Water delivered (barrels)	51,804	26,498	25,306

Liquids
Propane sold (gallons)	423,992	310,834	113,158
Other products sold (gallons)	384,235	373,722	10,513

Retail propane
Propane sold (gallons)	47,142	43,992	3,150
Distillates sold (gallons)	8,712	8,176	536

Refined products and renewables
Refined products sold (gallons)	1,221,949	—	1,221,949
Renewable products sold (gallons)	104,591	—	104,591

Operating Income (Loss) by Segment

Our operating income (loss) by segment is as follows:

	Six Months Ended
	September 30,
Segment	2014	2013	Change
	(in thousands)
Crude oil logistics	$1,501	$12,493	$(10,992)
Water solutions	13,885	5,956	7,929
Liquids	10,016	12,490	(2,474)
Retail propane	(4,648)	(6,024)	1,376
Refined products and renewables	7,567	—	7,567
Corporate and other	(41,106)	(22,312)	(18,794)
Operating income (loss)	$(12,785)	$2,603	$(15,388)

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the periods indicated:

	Six Months Ended
	September 30,
	2014	2013	Change
	(in thousands)
Revenues:
Crude oil sales	$4,035,061	$1,941,595	$2,093,466
Crude oil transportation and other	25,196	19,729	5,467
Total revenues (1)	4,060,257	1,961,324	2,098,933
Expenses:
Cost of sales	4,001,158	1,917,876	2,083,282
Operating expenses	28,417	21,175	7,242
General and administrative expenses	10,210	1,766	8,444
Depreciation and amortization expense	18,971	8,014	10,957
Total expenses	4,058,756	1,948,831	2,109,925
Segment operating income	$1,501	$12,493	$(10,992)

(1)         Revenues include $19.8 million and $16.5 million of intersegment sales during the six months ended September 30, 2014 and 2013, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our crude oil logistics segment generated $4.0 billion of revenue from crude oil sales during the six months ended September 30, 2014, selling 40.8 million barrels at an average price of $98.88 per barrel. During the six months ended September 30, 2013, our crude oil logistics segment generated $1.9 billion of revenue from crude oil sales, selling 18.5 million barrels at an average price of $104.75 per barrel.

Crude oil transportation and other revenues of our crude oil logistics segment were $25.2 million during the six months ended September 30, 2014, compared to $19.7 million of crude oil transportation and other revenues during the six months ended September 30, 2013. This increase was due primarily to the Crescent and Cierra Marine acquisition in July 2013 and the Gavilon acquisition in December 2013.

Cost of Sales. Our cost of crude oil sold was $4.0 billion during the six months ended September 30, 2014, as we sold 40.8 million barrels at an average cost of $98.05 per barrel. Our cost of sales during the six months ended September 30, 2014 was reduced by $3.1 million of net unrealized gains on derivatives. During the six months ended September 30, 2013, our cost of crude oil sold was $1.9 billion, as we sold 18.5 million barrels at an average cost of $103.47 per barrel. Our cost of sales during the six months ended September 30, 2013 was reduced by $1.5 million of net unrealized gains on derivatives.

The most significant drivers of the increase in our volumes, revenues, and cost of sales were the acquisition of Gavilon Energy in December 2013 and TransMontaigne in July 2014. Spreads between the price of crude oil in different markets narrowed during the six months ended September 30, 2013 and remained narrow, which reduced our opportunity to generate increased margins by transporting crude oil from lower-price markets to higher-price markets.

Operating Expenses. Our crude oil logistics segment incurred $28.4 million of operating expenses during the six months ended September 30, 2014, compared to $21.2 million of operating expenses during the six months ended September 30, 2013. This increase was primarily due to the Gavilon acquisition in December 2013.

General and Administrative Expenses. Our crude oil logistics segment incurred $10.2 million of general and administrative expenses during the six months ended September 30, 2014, compared to $1.8 million of general and administrative expenses during the six months ended September 30, 2013. This increase was due to the acquisitions of Gavilon Energy in December 2013 and TransMontaigne in July 2014. General and administrative expenses during the six months ended September 30, 2014 were increased by $4.3 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees. General and administrative expenses during the six months ended September 30, 2014 were also increased by $1.2 million of compensation expense related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. Our crude oil logistics segment incurred $19.0 million of depreciation and amortization expense during the six months ended September 30, 2014, compared to $8.0 million of depreciation and amortization expense during the six months ended September 30, 2013. This increase was primarily due to acquisitions and capital expansions.

Operating Income. Our crude oil logistics segment generated operating income of $1.5 million during the six months ended September 30, 2014, compared to operating income of $12.5 million during the six months ended September 30, 2013. Operating income during the three months ended September 30, 2014 was increased by $3.1 million of net unrealized gains on derivatives. Operating income during the three months ended September 30, 2013 was increased by $1.5 million of net unrealized gains on derivatives. Spreads between the price of crude oil in different markets narrowed during the six months ended September 30, 2013 and remained narrow, which reduced our opportunity to generate increased margins by transporting crude oil from lower-price markets to higher-price markets.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the periods indicated:

	Six Months Ended
	September 30,		Change
	2014	2013	Acquisitions (1)	Other
	(in thousands)
Revenues:
Water treatment and disposal	$89,288	$47,511	$28,627	$13,150
Water transportation	10,745	7,192	6,954	(3,401)
Total revenues	100,033	54,703	35,581	9,749
Expenses:
Cost of sales	1,134	4,365	4,984	(8,215)
Operating expenses	48,748	24,010	23,141	1,597
General and administrative expenses	1,601	1,578	199	(176)
Depreciation and amortization expense	34,665	18,794	15,348	523
Total expenses	86,148	48,747	43,672	(6,271)
Segment operating income	$13,885	$5,956	$(8,091)	$16,020

(1)              Represents the change in revenues and expenses attributable to acquisitions subsequent to March 31, 2013. The cost of sales amount shown in this column does not include derivative gains and losses, as these cannot be attributed to specific facilities.

Revenues. The acquisitions subsequent to March 31, 2013 generated $35.6 million of treatment and disposal revenue during the six months ended September 30, 2014, taking delivery of 22.9 million barrels of wastewater at an average revenue of $1.56 per barrel. Exclusive of the acquisitions subsequent to March 31, 2013, our water solutions segment generated $53.7 million of treatment and disposal revenue during the six months ended September 30, 2014, taking delivery of 28.9 million barrels of wastewater at an average revenue of $1.85 per barrel. The acquisitions subsequent to March 31, 2013 generated $7.0 million of treatment and disposal revenue during the six months ended September 30, 2013, taking delivery of 5.1 million barrels of wastewater at an average revenue of $1.37 per barrel. Exclusive of the acquisitions subsequent to March 31, 2013, our water solutions segment generated $40.5 million of treatment and disposal revenue during the six months ended September 30, 2014, taking delivery of 21.4 million barrels of wastewater at an average revenue of $1.89 per barrel. The primary reasons for the increase in revenues and water delivered were acquisitions made subsequent to March 31, 2013, including our acquisitions of Big Lake, OWL and Coastal, and to an increase in water volumes processed due to higher demand from customers.

Water transportation revenues increased by $3.6 million during the six months ended September 30, 2014 compared to the six months ended September 30, 2013, due primarily to the acquisition of OWL. During September 2014, we sold our water transportation business in order to focus our efforts on water processing. As part of this transaction, the buyer of the transportation business committed to deliver to our facilities substantially all of the water it transports for a period of two years.

Cost of Sales. We enter into derivatives in our water solutions business to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater. Our cost of sales for the six months ended September 30, 2014 was reduced by $6.6 million of net unrealized gains on derivatives and increased by $1.5 million of net realized losses on derivatives. Our cost of sales for the six months ended September 30, 2013 was reduced by $0.3 million of net unrealized gains on derivatives and increased by $1.1 million of net realized losses on derivatives. In the table above, the full impact of the change in derivative gains and losses during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 is reported in the “other” column, as it is not possible to attribute these gains and losses to individual water facilities.

Operating Expenses. Our water solutions segment incurred $48.7 million of operating expenses during the six months ended September 30, 2014, compared to $24.0 million of operating expenses during the six months ended September 30, 2013. Of this increase, $23.1 million related to the acquisitions subsequent to March 31, 2013, which includes a loss of $4.0 million related to the sale of our water transportation business. This increase was partially offset by losses on disposal of property, plant and equipment of $2.0 million during the six months ended September 30, 2013 as a result of property damage from lightning strikes at two of our facilities.

General and Administrative Expenses. Our water solutions segment incurred $1.6 million of general and administrative expenses during the six months ended September 30, 2014 and the six months ended September 30, 2013.

Depreciation and Amortization Expense. Our water solutions segment incurred $34.7 million of depreciation and amortization expense during the six months ended September 30, 2014, compared to $18.8 million of depreciation and amortization expense during the six months ended September 30, 2013. Of this increase, $15.3 million related to the acquisitions subsequent to March 31, 2013, which included $1.0 million of amortization expense related to trade name intangible assets. Exclusive of the acquisitions subsequent to March 31, 2013, the increase is due in part to $1.2 million of amortization expense related to trade name intangible assets. During the year ended March 31, 2014, we ceased using certain trade names and began amortizing them as finite-lived defensive assets.

Operating Income. Our water solutions segment generated operating income of $13.9 million during the six months ended September 30, 2014, compared to operating income of $6.0 million during the six months ended September 30, 2013. This increase was due in part to an increase in the volume of wastewater processed, which was due to increased demand for existing facilities and to the development and acquisition of new facilities.

Liquids

The following table summarizes the operating results of our liquids segment for the periods indicated:

	Six Months Ended
	September 30,
	2014	2013	Change
	(in thousands)
Revenues:
Propane sales	$462,879	$315,274	$147,605
Other product sales	594,984	558,459	36,525
Other revenues	12,530	18,114	(5,584)
Total revenues (1)	1,070,393	891,847	178,546
Expenses:
Cost of sales - propane	449,636	302,108	147,528
Cost of sales - other products	574,524	541,077	33,447
Cost of sales - other	7,403	12,474	(5,071)
Operating expenses	18,248	15,532	2,716
General and administrative expenses	3,981	2,790	1,191
Depreciation and amortization expense	6,585	5,376	1,209
Total expenses	1,060,377	879,357	181,020
Segment operating income	$10,016	$12,490	$(2,474)

(1)         Revenues include $55.5 million and $46.0 million of intersegment sales during the six months ended September 30, 2014 and 2013, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our liquids segment generated $462.9 million of wholesale propane sales revenue during the six months ended September 30, 2014, selling 424.0 million gallons at an average price of $1.09 per gallon. During the six months ended September 30, 2013, our liquids segment generated $315.3 million of wholesale propane sales revenue, selling 310.8 million gallons at an average price of $1.01 per gallon. The increase in volume was due to higher market demand, due in part to cold weather conditions during the previous winter.

Our liquids segment generated $595.0 million of other wholesale products sales revenue during the six months ended September 30, 2014, selling 384.2 million gallons at an average price of $1.55 per gallon. During the six months ended September 30, 2013, our liquids segment generated $558.5 million of other wholesale products sales revenue, selling 373.7 million gallons at an average price of $1.49 per gallon.

Cost of Sales. Our cost of wholesale propane sales was $449.6 million during the six months ended September 30, 2014, as we sold 424.0 million gallons at an average cost of $1.06 per gallon. Our cost of wholesale propane sales during the six months ended September 30, 2014 was increased by $1.7 million of net unrealized losses on derivatives. During the six months ended September 30, 2013, our cost of wholesale propane sales was $302.1 million, as we sold 310.8 million gallons at an average cost of $0.97 per gallon. Our cost of wholesale propane sales during the six months ended September 30, 2013 was increased by $5.2 million of net unrealized losses on derivatives.

Product margins per gallon of propane sold were lower during the six months ended September 30, 2014 than during the six months ended September 30, 2013. Propane prices were high during the recent winter due to cold weather conditions, and prices declined during February and March 2014. We use a weighted-average inventory costing method for our wholesale propane inventory, with the costing pools segregated based on the location of the inventory. During periods of declining prices, our margins are reduced, as the weighted-average costing pool includes inventory that was purchased when prices were higher.

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

Our cost of sales of other products was $574.5 million during the six months ended September 30, 2014, as we sold 384.2 million gallons at an average cost of $1.50 per gallon. Our cost of sales of other products during the six months ended September 30, 2014 was reduced by $0.8 million of net unrealized gains on derivatives. During the six months ended September 30, 2013, our cost of sales of other products was $541.1 million, as we sold 373.7 million gallons at an average cost of $1.45 per gallon. Our cost of sales of other products during the six months ended September 30, 2013 was increased by $0.3 million of net unrealized losses on derivatives.

Operating Expenses. Our liquids segment incurred $18.2 million of operating expenses during the six months ended September 30, 2014, compared to $15.5 million of operating expenses during the six months ended September 30, 2013. This increase was due primarily to expanded operations.

General and Administrative Expenses. Our liquids segment incurred $4.0 million of general and administrative expenses during the six months ended September 30, 2014, compared to $2.8 million of general and administrative expenses during the six months ended September 30, 2013. This increase was due primarily to expanded operations.

Depreciation and Amortization Expense. Our liquids segment incurred $6.6 million of depreciation and amortization expense during the six months ended September 30, 2014, compared to $5.4 million of depreciation and amortization expense during the six months ended September 30, 2013.

Operating Income. Our liquids segment generated operating income of $10.0 million during the six months ended September 30, 2014, compared to operating income of $12.5 million during the six months ended September 30, 2013. The wholesale natural gas liquids business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source and butane’s use in gasoline blending, and sales prices and volumes are typically higher during the colder months of the year. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the periods indicated:

	Six Months Ended
	September 30,
	2014	2013	Change
	(in thousands)
Revenues:
Propane sales	$100,578	$87,342	$13,236
Distillate sales	30,225	28,431	1,794
Other revenues	15,457	15,898	(441)
Total revenues	146,260	131,671	14,589
Expenses:
Cost of sales - propane	56,721	47,027	9,694
Cost of sales - distillates	25,876	24,509	1,367
Cost of sales - other	4,821	5,100	(279)
Operating expenses	42,687	41,839	848
General and administrative expenses	5,548	5,109	439
Depreciation and amortization expense	15,255	14,111	1,144
Total expenses	150,908	137,695	13,213
Segment operating loss	$(4,648)	$(6,024)	$1,376

Revenues. Our retail propane segment generated revenue of $100.6 million from propane sales during the six months ended September 30, 2014, selling 47.1 million gallons at an average price of $2.13 per gallon. During the six months ended September 30, 2013, our retail propane segment generated $87.3 million of revenue from propane sales, selling 44.0 million gallons at an average price of $1.99 per gallon. The increase in volumes and average sales prices during the six months ended September 30, 2014 compared to the six months ended September 30, 2013 was due primarily to higher market demand as a result of cold weather conditions during the recent winter.

Our retail propane segment generated revenue of $30.2 million from distillate sales during the six months ended September 30, 2014, selling 8.7 million gallons at an average price of $3.47 per gallon. During the six months ended September 30, 2013, our retail propane segment generated $28.4 million of revenue from distillate sales, selling 8.2 million gallons at an average price of $3.48 per gallon.

Cost of Sales. Our cost of retail propane sales was $56.7 million during the six months ended September 30, 2014, as we sold 47.1 million gallons at an average cost of $1.20 per gallon. During the six months ended September 30, 2013, our cost of retail propane sales was $47.0 million, as we sold 44.0 million gallons at an average cost of $1.07 per gallon.

Our cost of distillate sales was $25.9 million during the six months ended September 30, 2014, as we sold 8.7 million gallons at an average cost of $2.97 per gallon. During the six months ended September 30, 2013, our cost of distillate sales was $24.5 million, as we sold 8.2 million gallons at an average cost of $3.00 per gallon.

Operating Expenses. Our retail propane segment incurred $42.7 million of operating expenses during the six months ended September 30, 2014, compared to $41.8 million of operating expenses during the six months ended September 30, 2013.

General and Administrative Expenses. Our retail propane segment incurred $5.5 million of general and administrative expenses during the six months ended September 30, 2014, compared to $5.1 million of general and administrative expenses during the six months ended September 30, 2013.

Depreciation and Amortization Expense. Our retail propane segment incurred $15.3 million of depreciation and amortization expense during the six months ended September 30, 2014, compared to $14.1 million of depreciation and amortization expense during the six months ended September 30, 2013.

Operating Loss. Our retail propane segment generated an operating loss of $4.6 million during the six months ended September 30, 2014, compared to an operating loss of $6.0 million during the six months ended September 30, 2013. The decrease in operating loss was due primarily to an increase in propane sales volumes. Demand was high during the six months ended September 30, 2014, as customers sought to replenish their supplies of natural gas liquids that had been depleted during the winter.  The retail propane business is weather-sensitive and subject to seasonal volume variations due to propane’s primary use as a heating source in residential and commercial buildings and for agricultural purposes. Consequently, our revenues, operating profits, and operating cash flows are typically lower in the first and second quarters of each fiscal year.

Refined Products and Renewables

The following table summarizes the operating results of our refined products and renewables segment during the six months ended September 30, 2014 (in thousands). Our refined products and renewables segment began with our December 2013 acquisition of Gavilon Energy and expanded with our July 2014 acquisition of TransMontaigne.

Revenues:
Refined products sales	$3,476,018
Renewables sales (1)	248,699
Total revenues	3,724,717
Expenses:
Cost of sales - refined products	3,418,880
Cost of sales - renewables (1)	246,284
Operating expenses	31,462
General and administrative expenses	7,763
Depreciation and amortization expense	12,761
Total expenses	3,717,150
Segment operating income	$7,567

(1)         Revenues and cost of sales include $6.7 million and $4.4 million, respectively, associated with freely tradable RINs with no corresponding sales volume during the six months ended September 30, 2014.

Revenues. Our refined products and renewables segment generated $3.5 billion of refined products sales revenue during the six months ended September 30, 2014, selling 1.2 billion gallons at an average price of $2.84 per gallon.

Our refined products and renewables segment generated $242.0 (excluding freely tradable RINs) million of renewables sales revenue during the six months ended September 30, 2014, selling 104.6 million gallons at an average price of $2.31 per gallon.

Cost of Sales. Our cost of refined products sales was $3.4 billion during the six months ended September 30, 2014, as we sold 1.2 billion gallons at an average cost of $2.80 per gallon.

Our cost of renewables sales was $241.9 (excluding freely tradable RINs) million during the six months ended September 30, 2014, as we sold 104.6 million gallons at an average cost of $2.31 per gallon. We use a weighted-average inventory costing method for our ethanol inventory. During periods of declining prices, our margins are reduced, as the weighted-average costing pool includes inventory that was purchased when prices were higher.

Operating Expenses. Our refined products and renewables segment incurred $31.5 million of operating expenses during the six months ended September 30, 2014.

General and Administrative Expenses. Our refined products and renewables segment incurred $7.8 million of general and administrative expenses during the six months ended September 30, 2014. General and administrative expenses during the six months ended September 30, 2014 were increased by $0.4 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees. General and administrative expenses during the six months ended September 30, 2014 were also increased by $1.5 million of compensation expense related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. Our refined products and renewables segment incurred $12.8 million of depreciation and amortization expense during the six months ended September 30, 2014.

Operating Income. Our refined products and renewables segment generated operating income of $7.6 million during the six months ended September 30, 2014.  The adverse impact resulting from declining refined products prices during the quarter was mitigated by gains on hedges entered into to protect against the risk of declines in inventory prices.

Corporate and Other

The operating loss within “corporate and other” includes the following components:

	Six Months Ended
	September 30,
	2014	2013	Change
	(in thousands)
Equity-based compensation expense	$(21,659)	$(10,292)	$(11,367)
Acquisition expenses	(4,328)	(1,368)	(2,960)
Other corporate expenses	(15,119)	(10,652)	(4,467)
	$(41,106)	$(22,312)	$(18,794)

The increase in equity-based compensation expense is due primarily to $10.5 million of expense associated with restricted units granted in July 2014 to certain employees as a discretionary bonus that vested in September 2014.

Acquisition expenses during the six months ended September 30, 2014 related primarily to the acquisition of TransMontaigne.

The increase in other corporate expenses is due primarily to increases in compensation expense, due to the addition of new corporate employees to provide general and administrative services in support of the growth of our business.

Operating loss during the six months ended September 30, 2014 was increased by $0.4 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses will be payable in December 2014, contingent upon the continued service of the employees. This amount is reported within “other corporate expenses” in the table above.

Interest Expense

The largest component of interest expense during the three months and six months ended September 30, 2014 and 2013 has been interest on our Revolving Credit Facility, the 2019 Notes, the 2021 Notes, the 2022 Notes, and the TLP Credit Facility (each as hereinafter defined). See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information on our long-term debt. The change in interest expense during the periods presented is due primarily to fluctuations in the average outstanding debt balance and the applicable interest rates, as summarized below:

	Revolving Credit Facility		2019 Notes		2021 Notes		2022 Notes		TLP Credit Facility
	Average		Average		Average		Average		Average
	Balance	Average	Balance		Balance		Balance		Balance	Average
	Outstanding	Interest	Outstanding	Interest	Outstanding	Interest	Outstanding	Interest	Outstanding	Interest
	(in thousands)	Rate	(in thousands)	Rate	(in thousands)	Rate	(in thousands)	Rate	(in thousands)	Rate
Three Months Ended September 30,
2014	$1,026,011	2.48%	$360,870	5.13%	$450,000	6.88%	$250,000	6.65%	$246,750	2.70%
2013	572,353	3.63%	—	—	—	—	250,000	6.65%	—	—

Six Months Ended September 30,
2014	$987,224	2.38%	$181,424	5.13%	$450,000	6.88%	$250,000	6.65%	$246,750	2.70%
2013	521,202	3.65%	—	—	—	—	250,000	6.65%	—	—

Interest expense also includes amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on noninterest bearing debt obligations assumed in business combinations.

The increased level of debt outstanding during the three months and six months ended September 30, 2014 is due primarily to borrowings to finance acquisitions.

Income Tax Provision

We qualify as a partnership for income tax purposes. As such, we generally do not pay United States federal income tax. Rather, each owner reports his or her share of our income or loss on his or her individual tax return.

We have certain taxable corporate subsidiaries in the United States and in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

Income tax benefit was $1.9 million during the three months ended September 30, 2014, compared to $0.2 million of income tax expense during the three months ended September 30, 2013. The increase in the income tax benefit was primarily due to the July 2014 acquisition of TransMontaigne, as TransMontaigne is subject to United States federal and state income taxes.

Income tax benefit was $0.9 million during the six months ended September 30, 2014, compared to $0.2 million of an income tax benefit during the six months ended September 30, 2013. The increase in the income tax benefit was primarily due to the July 2014 acquisition of TransMontaigne, as TransMontaigne is subject to United States federal and state income taxes.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our condensed consolidated statements of operations represents the other owners’ share of the net income of these entities.

Net income attributable to noncontrolling interests was $3.3 million during the three months ended September 30, 2014, compared to less than $0.1 million of net income attributable to noncontrolling interests during the three months ended September 30, 2013. The increase was primarily due to the July 2014 acquisition of TransMontaigne, in which we acquired the general partner interest and a 19.7% limited partner interest in TLP.

Net income attributable to noncontrolling interests was $3.4 million during the six months ended September 30, 2014, compared to $0.1 million of net income attributable to noncontrolling interests during the six months ended September 30, 2013. The increase was primarily due to the July 2014 acquisition of TransMontaigne, in which we acquired the general partner interest and a 19.7% limited partner interest in TLP.

Seasonality

Seasonality impacts our liquids and retail propane segments. A large portion of our retail propane business is in the residential market where propane is used primarily for home heating purposes. Consequently, for these two segments, revenues, operating profits and operating cash flows are generated mostly in the third and fourth quarters of each fiscal year. See “—Liquidity, Sources of Capital and Capital Resource Activities — Cash Flows.”

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

Our partnership agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash (as defined in our partnership agreement) to unitholders as of the record date. Available cash for any quarter generally consists of all cash on hand at the end of that quarter, less the amount of cash reserves established by our general partner, to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments or other agreements, and (iii) provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters. TLP’s partnership agreement also requires that, within 45 days after the end of each quarter it distribute all of its available cash (as defined in its partnership agreement) to its unitholders as of the record date. Available cash is defined similarly in TLP’s partnership agreement and our partnership agreement.

We believe that our anticipated cash flows from operations and the borrowing capacity under our Revolving Credit Facility are sufficient to meet our liquidity needs for the next 12 months. If our plans or assumptions change or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Our ability to raise additional capital, if necessary, depends on various factors and conditions, including market conditions. We cannot give any assurances that we can raise additional capital to meet these needs. Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

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

The Working Capital Facility had a total capacity of $1.335 billion for cash borrowings and letters of credit at September 30, 2014. At that date, we had outstanding borrowings of $942.5 million and outstanding letters of credit of $209.2 million on the Working Capital Facility. The Expansion Capital Facility had a total capacity of $858.0 million for cash borrowings at September 30, 2014. At that date, we had outstanding borrowings of $137.0 million on the Expansion Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base,” as defined in the Credit Agreement, which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at (i) an alternate base rate plus a margin of 0.50% to 1.50% per annum or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per annum. The applicable margin is determined based on our consolidated leverage ratio, as defined in the Credit Agreement. At September 30, 2014, all borrowings under the Credit Agreement were LIBOR borrowings with an interest rate at September 30, 2014 of 1.91%, calculated as the LIBOR rate of 0.16% plus a margin of 1.75%. At September 30, 2014, the interest rate in effect on letters of credit was 2.00%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused credit. At September 30, 2014, our outstanding borrowings and interest rates under our Revolving Credit Facility were as follows (dollars in thousands):

	Amount	Rate
Expansion Capital Facility —
LIBOR borrowings	$137,000	1.91%
Working Capital Facility —
LIBOR borrowings	942,500	1.91%

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our leverage ratio, as defined in the Credit Agreement, cannot exceed 4.25 to 1 at any quarter end. At September 30, 2014, our leverage ratio was approximately 3.4 to 1. The Credit Agreement also specifies that our interest coverage ratio, as defined in the Credit Agreement, cannot be less than 2.75 to 1 at any quarter end. At September 30, 2014, our interest coverage ratio was approximately 4.8 to 1.

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

At September 30, 2014, we were in compliance with the covenants under the Credit Agreement.

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

At September 30, 2014, we were in compliance with the covenants under the purchase agreement and indenture governing the 2019 Notes.

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

At September 30, 2014, we were in compliance with the covenants under the purchase agreement and indenture governing the 2021 Notes.

We also entered into a registration rights agreement whereby we have committed to exchange the 2021 Notes for a new issue of notes registered under the Securities Act that has substantially identical terms to the 2021 Notes on or before October 16, 2014. Our inability to register the notes on time may result in liquidated damages of approximately $0.1 million per month.

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

At September 30, 2014, we were in compliance with the covenants under the Note Purchase Agreement.

TLP Credit Facility

On March 9, 2011, TLP entered into an amended and restated senior secured credit facility (“TLP Credit Facility”), which has been subsequently amended from time to time. The TLP Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $350 million and (ii) 4.75 times Consolidated EBITDA (as defined in the TLP Credit Facility: $352.9 million at September 30, 2014). TLP may elect to have loans under the TLP Credit Facility that bear interest either (i) at a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) at the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. TLP also pays a commitment fee on the unused amount of commitments, ranging from 0.375% to 0.50% per annum, depending on the total leverage ratio then in effect. TLP’s obligations under the TLP Credit Facility are secured by a first priority security interest in favor of the lenders in the majority of TLP assets.

The terms of the TLP Credit Facility include covenants that restrict TLP’s ability to make cash distributions, acquisitions and investments, including investments in joint ventures. TLP may make distributions of cash to the extent of its “available cash” as defined in the TLP partnership agreement. TLP may make acquisitions and investments that meet the definition of “permitted acquisitions”; “other investments” which may not exceed 5% of “consolidated net tangible assets”; and “permitted JV investments”. Permitted JV investments include up to $225 million of investments in BOSTCO, the “Specified BOSTCO Investment”. In addition to the Specified BOSTCO Investment, under the terms of the TLP Credit Facility, TLP may make an additional $75 million of other permitted JV investments (including additional investments in BOSTCO). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, March 9, 2016.

The TLP Credit Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the TLP Credit Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) in the event TLP issues senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times).

If TLP were to fail any financial performance covenant, or any other covenant contained in the TLP Credit Facility, TLP would seek a waiver from its lenders under such facility. If TLP was unable to obtain a waiver from its lenders and the default remained uncured after any applicable grace period, TLP would be in breach of the TLP Credit Facility, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. TLP was in compliance with all of the financial covenants under the TLP Credit Facility as of September 30, 2014.

At September 30, 2014, TLP had $252.0 million of outstanding borrowings under the TLP Credit Facility and no outstanding letters of credit.

The following table summarizes our basis in the assets and liabilities of TLP at September 30, 2014, inclusive of the impact of our acquisition accounting for the business combination with TransMontaigne (in thousands):

Cash and cash equivalents	$726
Accounts receivable - trade, net	12,252
Accounts receivable - affiliates	1,105
Inventories	1,613
Prepaid expenses and other current assets	1,363
Property, plant and equipment, net	504,272
Goodwill	29,118
Intangible assets, net	38,571
Investments in unconsolidated entities	268,410
Other noncurrent assets	1,910
Accounts payable - trade	(4,009)
Accounts payable - affiliates	(146)
Accrued expenses and other payables	(11,625)
Advance payments received from customers	(141)
Long-term debt	(252,000)
Other noncurrent liabilities	(4,247)
Net assets	$587,172

Revolving Credit Balances

The following table summarizes Revolving Credit Facility borrowings:

	Average
	Daily	Lowest	Highest
	Balance	Balance	Balance
	(in thousands)
Six Months Ended September 30, 2014:
Expansion borrowings	$346,855	$114,000	$578,500
Working capital borrowings	640,369	339,500	1,024,500
TLP credit facility	246,750	228,000	258,500

Six Months Ended September 30, 2013:
Expansion borrowings	$440,423	$255,000	$546,000
Working capital borrowings	80,779	—	229,500

Cash Flows

The following table summarizes the sources (uses) of our cash flows:

	Six Months Ended
	September 30,
Cash Flows Provided by (Used in):	2014	2013
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$19,091	$60,976
Changes in operating assets and liabilities	(80,726)	(109,720)

Operating activities	$(61,635)	$(48,744)

Investing activities	(750,288)	(476,854)

Financing activities	813,306	519,565

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

In general, our operating cash flows are at their lowest levels during our first and second fiscal quarters, or the six months ending September 30, when we experience operating losses or lower operating income as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. Our operating cash flows are generally greatest during our third and fourth fiscal quarters, or the six months ending March 31, when our operating income levels are highest and customers pay for natural gas liquids consumed during the heating season months. We borrow under our revolving credit facilities to supplement our operating cash flows as necessary during our first and second quarters.

Investing Activities. Our cash flows from investing activities are primarily impacted by our capital expenditures. In periods where we are engaged in significant acquisitions, we will generally realize negative cash flows in investing activities, which, depending on our cash flows from operating activities, may require us to increase borrowings under our Revolving Credit Facility.

During the six months ended September 30, 2014, we paid $82.9 million for capital expenditures. Of this amount, $65.7 million represented expansion capital and $17.2 million represented maintenance capital. During the six months ended September 30, 2013, we paid $67.4 million for capital expenditures. Of this amount, $52.4 million represented expansion capital and $15.0 million represented maintenance capital.

During the six months ended September 30, 2014, we paid (i) $554.5 million in the TransMontaigne acquisition, (ii) $82.9 million to acquire water disposal facilities, (iii) $15.0 million to acquire an interest in a water supply company, and (iv) $6.4 million to acquire retail propane businesses. During the six months ended September 30, 2013, we completed a number of business combinations for which we paid $392.6 million of cash, net of cash acquired, on a combined basis.

Financing Activities. Changes in our cash flow from financing activities include borrowings from and repayments on our revolving credit facilities, to fund our operating or investing requirements. In periods where our cash flows from operating activities are reduced (such as during our first and second quarters), we may fund the cash flow deficits through our Working Capital Facility. During the six months ended September 30, 2014, we borrowed $175.5 million on our revolving credit facilities (net of repayments). During the six months ended September 30, 2014, we issued the 2019 Notes for $400.0 million. During the six months ended September 30, 2014, we received net proceeds of $370.4 million from the sale of our common units. During the six months ended September 30, 2013, we borrowed $168.5 million on our Revolving Credit Facility (net of repayments). During the six months ended September 30, 2013, we received net proceeds of $415.1 million from the sale of our common units.

Cash flows from financing activities also include distributions paid to owners and noncontrolling interest partners. We expect our distributions to our partners to increase in future periods under the terms of our partnership agreement. Based on the number of common units outstanding at September 30, 2014 (exclusive of unvested restricted units issued pursuant to employee and director compensation programs), if we made distributions equal to our minimum quarterly distribution of $0.3375 per unit ($1.35 annualized), total distributions would equal $29.9 million per quarter ($119.7 million per year). To the extent our cash flows from operating activities are not sufficient to finance our required distributions, we may be required to increase borrowings under our Working Capital Facility.

The following table summarizes the distributions declared since our initial public offering:

			Amount	Amount Paid To	Amount Paid To
Date Declared	Record Date	Date Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
July 25, 2011	August 3, 2011	August 12, 2011	$0.1669	$2,467	$3
October 21, 2011	October 31, 2011	November 14, 2011	0.3375	4,990	5
January 24, 2012	February 3, 2012	February 14, 2012	0.3500	7,735	10
April 18, 2012	April 30, 2012	May 15, 2012	0.3625	9,165	10
July 24, 2012	August 3, 2012	August 14, 2012	0.4125	13,574	134
October 17, 2012	October 29, 2012	November 14, 2012	0.4500	22,846	707
January 24, 2013	February 4, 2013	February 14, 2013	0.4625	24,245	927
April 25, 2013	May 6, 2013	May 15, 2013	0.4775	25,605	1,189
July 25, 2013	August 5, 2013	August 14, 2013	0.4938	31,725	1,739
October 23, 2013	November 4, 2013	November 14, 2013	0.5113	35,908	2,491
January 23, 2014	February 4, 2014	February 14, 2014	0.5313	42,150	4,283
April 24, 2014	May 5, 2014	May 15, 2014	0.5513	43,737	5,754
July 24, 2014	August 4, 2014	August 14, 2014	0.5888	52,036	9,481
October 23, 2014	November 4, 2014	November 14, 2014	0.6088	53,902	11,141

Distributions to noncontrolling interest partners are primarily comprised of distributions that TLP is required to make within 45 days after the end of each quarter to its unitholders as of the record date. To the extent TLP’s cash flows from operating activities are not sufficient to finance its required distributions, it may be required to increase borrowings under the TLP Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2014 for our fiscal years ending thereafter:

		Six Months
		Ending
		March 31,	Years Ending March 31,
	Total	2015	2016	2017	2018	Thereafter
	(in thousands)
Principal payments on long-term debt —
Expansion capital borrowings	$137,000	$—	$—	$—	$—	$137,000
Working capital borrowings	942,500	—	—	—	—	942,500
2019 Notes	400,000	—	—	—	—	400,000
2021 Notes	450,000	—	—	—	—	450,000
2022 Notes	250,000	—	—	—	25,000	225,000
TLP Credit Facility	252,000	—	252,000	—	—	—
Other long-term debt	10,913	2,345	3,128	2,362	1,459	1,619
Interest payments on long-term debt —
Revolving credit facility (1)	115,595	14,097	28,194	28,194	28,194	16,916
2019 Notes	102,500	10,250	20,500	20,500	20,500	30,750
2021 Notes	232,031	15,469	30,938	30,938	30,938	123,748
2022 Notes	91,438	8,313	16,625	16,625	16,209	33,666
TLP Credit Facility (1)	5,868	3,352	2,516	—	—	—
Other long-term debt	655	220	206	123	78	28
Letters of credit	209,188	—	—	—	—	209,188
Future minimum lease payments under noncancelable operating leases	507,354	71,007	106,384	88,666	74,265	167,032
Future minimum throughput payments under noncancelable agreements (2)	441,168	41,822	95,050	82,916	62,565	158,815
Fixed-price commodity purchase commitments	102,000	101,344	656	—	—	—
Index-price commodity purchase commitments (3)	984,872	950,613	34,259	—	—	—
Total contractual obligations	$5,235,082	$1,218,832	$590,456	$270,324	$259,208	$2,896,262

Natural gas liquids gallons under fixed-price purchase commitments (thousands) (4)	88,574	87,944	630	—	—	—
Natural gas liquids gallons under index-price purchase commitments (thousands) (4)	528,459	520,243	8,216	—	—	—
Crude oil barrels under index-price purchase commitments (thousands) (4)	4,437	4,079	358	—	—	—

(1)         The estimated interest payments on our revolving credit facilities are based on principal and letters of credit outstanding at September 30, 2014. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information on our revolving credit facilities.

(2)         At September 30, 2014, we had agreements with crude oil and refined products pipeline operators obligating us to minimum throughput payments in exchange for pipeline capacity commitments.

(3)         Index prices are based on a forward price curve at September 30, 2014. A theoretical change of $0.10 per gallon in the underlying commodity price at September 30, 2014 would result in a change of $52.8 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at September 30, 2014 would result in a change of $4.4 million in the value of our index-price crude oil purchase commitments.

(4)         At September 30, 2014, we had fixed-price and index-price sales contracts for 278.4 million and 370.6 million gallons of natural gas liquids, respectively. At September 30, 2014, we had index-price sales contracts for 3.9 million barrels of crude oil.

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

Spreads between the price of crude oil in different markets can also fluctuate widely. If these price differences are wide, we are able to generate increased margins by transporting crude oil from lower-price markets to higher-price markets. During the six months ended September 30, 2013, spreads remained narrow. When price differences between markets are reduced, it is necessary to renegotiate price terms with producers and to not fully utilize our transportation fleet until this process has been completed and margins have improved.

Crude oil prices declined steadily during the three months ended September 30, 2014. Declining prices can have an adverse impact on product margins, due to delays between when product is purchased and when it is sold. If prices continue to decline, low prices could have an adverse effect on the level of crude oil production.

Water Solutions

Our opportunity to generate revenues in our water solutions business is based on the level of production of natural gas and crude oil in the areas where our facilities are located. Currently, production levels are strong, and we are expanding our operations in Colorado and Texas to meet this demand. Crude oil prices declined steadily during the three months ended September 30, 2014. A portion of our revenues are generated from the sale of recovered hydrocarbons, and therefore crude oil prices impact the revenues of our water solutions segment. If crude oil prices continue to decline, the low prices could have an adverse effect on the level of crude oil production.

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

Demand for natural gas liquids was high during the recent winter, due to cold weather conditions. Demand continued to be high during the six months ended September 30, 2014, as customers sought to replenish their supplies of natural gas liquids that had been depleted during the winter. As a result, sales volumes and prices were higher during the six months ended September 30, 2014 than during the corresponding period in the prior year. However, our product margin per gallon sold was lower during the six months ended September 30, 2014 than during the corresponding period in the prior year, as we began the year with inventory that had a high cost basis as a result of the high demand during the previous winter.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU is effective for the Partnership beginning April 1, 2017, and allows for both full retrospective and modified retrospective (with cumulative effect) methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in compliance with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership’s operations and the use of estimates made by management. We have identified the following accounting policies that are most important to the portrayal of our financial condition and results of operations. The application of these accounting policies, which requires subjective or complex judgments regarding estimates and projected outcomes of future events, and changes in these accounting policies, could have a material effect on our consolidated financial statements.

Revenue Recognition

We record revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record terminaling, transportation, storage, and service revenues at the time the service is performed, and we record tank and other rentals over the term of the lease. Pursuant to terminaling services agreements with certain of our throughput customers, we are entitled to the volume of product gained resulting from differences in the measurement of product volumes received and distributed at our terminaling facilities. Such measurement differentials occur as the result of the inherent variances in measurement devices and methodology. We recognize as revenue the net proceeds from the sale of the product gained. Revenues for our water solutions business are recognized upon receipt of the wastewater at our disposal facilities.

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

Asset Retirement Obligations

We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. We have recorded a liability of $2.7 million at September 30, 2014. This liability is related to wastewater disposal facilities and crude oil facilities for which we have contractual and regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are retired.

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

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

Depreciation expense represents the systematic write-off of the cost of our property, plant and equipment, net of residual or salvage value (if any), to the results of operations for the quarterly and annual periods during which the assets are used. We depreciate the majority of our property, plant and equipment using the straight-line method, which results in us recording depreciation expense evenly over the estimated life of the individual asset. The estimate of depreciation expense requires us to make assumptions regarding the useful economic lives and residual values of our assets. At the time we acquire and place our property, plant and equipment in service, we develop assumptions about the useful economic lives and residual values of such assets that we believe to be reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation expense prospectively. Examples of such circumstances include changes in laws and regulations that limit the estimated economic life of an asset, changes in technology that render an asset obsolete, or changes in expected salvage values.

Amortization of Intangible Assets

Amortization expense represents the systematic write-off of the cost of our amortizable intangible assets to the results of operations for the quarterly and annual periods during which the assets are used. We amortize the majority of these intangible assets using the straight-line method, which results in us recording amortization expense evenly over the estimated life of the individual asset. The estimate of amortization expense requires us to make assumptions regarding the useful economic lives of our assets. At the time we acquire intangible assets, we develop assumptions about the useful economic lives of such assets that we believe to be reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our amortization expense prospectively. Examples of such circumstances include changes in customer attrition rates and changes in laws and regulations that could limit the estimated economic life of an asset.

Business Combinations

We have made in the past, and expect to make in the future, acquisitions of other businesses. We record business combinations using the “acquisition method,” in which the assets acquired and liabilities assumed are recorded at their estimated fair values. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts including commodity purchase and sale agreements, storage and transportation contracts, and employee compensation commitments. The excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but is reviewed annually for impairment. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. The impact of subsequent changes to the identification of assets and liabilities may require retrospective adjustments to our previously-reported consolidated financial position and results of operations.

Inventories

Our inventories consist primarily of crude oil, natural gas liquids, refined products, ethanol, and biodiesel. The market values of these commodities change on a daily basis as supply and demand conditions change. We value our inventories at the lower of cost or market, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage. At the end of each fiscal year, we also perform a “lower of cost or market” analysis; if the cost basis of the inventories would not be recoverable based on market prices at the end of the year, we reduce the book value of the inventories to the recoverable amount. In performing this analysis, we take into consideration fixed-price forward sale commitments and the opportunity to transfer propane inventory from our wholesale business to our retail business to sell the inventory in retail markets. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or market write-down if we expect the market values to recover by our fiscal year end of March 31. We are unable to control changes in the market value of these commodities and are unable to determine whether write-downs will be required in future periods. In addition, write-downs at interim periods could be required if we cannot conclude that market values will recover sufficiently by our fiscal year end.

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2014, a significant portion of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of the fixed-rate debt but do not impact its cash flows.

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2014, we had $1.1 billion of outstanding borrowings under our Revolving Credit Facility at a rate of 1.91%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.3 million, based on borrowings outstanding at September 30, 2014.

The TLP Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2014, TLP had $252.0 million of outstanding borrowings under the TLP Credit Facility at a rate of 2.66%. A change in interest rates of 0.125% would result in an increase or decrease in TLP’s annual interest expense of $0.3 million, based on borrowings outstanding at September 30, 2014.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. We attempt to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, restrictions on product liftings, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, as deemed appropriate. The principal counterparties associated with our operations at September 30, 2014 were retailers, resellers, energy marketers, producers, refiners and dealers.

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

Increase
(Decrease)
To Fair Value
Crude oil (crude oil logistics segment)	$(3,699)
Crude oil (water solutions segment)	(10,595)
Propane (liquids segment)	5,519
Other products (liquids segment)	(930)
Refined products (refined products and renewables segment)	(51,414)
Renewables (refined products and renewables segment)	346

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2014. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of September 30, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Other than changes that have resulted or may result from our acquisitions of Gavilon Energy or TransMontaigne, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)—15(f) of the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We acquired Gavilon Energy in December 2013 and TransMontaigne in July 2014, as described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structures based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those operations will continue into future fiscal quarters.

PART II

Item 1.                   Legal Proceedings

For information related to legal proceedings, please see the discussion under the captions “Legal Contingencies” and “Customer Dispute” in Note 9 to our unaudited condensed consolidated financial statements in Part I, Item I, of this Quarterly Report, which information is incorporated by reference into this Item 1.

Item 1A.          Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A — Risk Factors” in our Annual report on Form 10-K for the fiscal year ended March 31, 2014, as supplemented and updated by Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit Number		Exhibit

3.1

Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 27, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

4.1

Amendment No. 6 to Note Purchase Agreement, dated as of June 30, 2014, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

4.2

Indenture, dated as of July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.3

Forms of 5.125% Senior Notes due 2019 (incorporated by reference and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.4

Registration Rights Agreement, dated as of July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBS Securities Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.5	*

First Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the guaranteeing Subsidiaries party thereto and U.S. Bank National Association, as Trustee.

4.6	*

Third Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the guaranteeing subsidiaries party thereto and U.S. Bank National Association, as Trustee.

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended September 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 10, 2014		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 10, 2014		By:	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit

3.1

Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 27, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

4.1

Amendment No. 6 to Note Purchase Agreement, dated as of June 30, 2014, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on July 3, 2014)

4.2

Indenture, dated as of July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.3

Forms of 5.125% Senior Notes due 2019 (incorporated by reference and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.4

Registration Rights Agreement, dated as of July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBS Securities Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.5	*

First Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the guaranteeing Subsidiaries party thereto and U.S. Bank National Association, as Trustee.

4.6	*

Third Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the guaranteeing subsidiaries party thereto and U.S. Bank National Association, as Trustee.

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

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended September 30, 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.