Form 10-Q
period 2015-12-31
NGL Energy Partners LP
filed 2016-02-09
CIK 1504461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At February 2, 2016, there were 107,063,269 common units issued and outstanding.

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

•                  the level of crude oil and natural gas drilling and production in producing areas where we have water treatment and disposal facilities;

•                  the prices of propane and distillates relative to the prices of alternative and competing fuels;

•                  the price of gasoline relative to the price of corn, which impacts the price of ethanol;

•                  the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;

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

•                  the availability of local, intrastate and interstate transportation infrastructure with respect to our truck, railcar, and barge transportation services;

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

•                  hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks described under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

PART I

Item 1.   Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(U.S. Dollars in Thousands, except unit amounts)

	December 31,	March 31,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,179	$41,303
Accounts receivable—trade, net of allowance for doubtful accounts of $6,270 and $4,367, respectively	581,621	1,024,226
Accounts receivable—affiliates	3,812	17,198
Inventories	414,088	441,762
Prepaid expenses and other current assets	117,476	120,855
Assets held for sale	87,383	—
Total current assets	1,229,559	1,645,344

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $305,233 and $202,959, respectively	1,972,925	1,617,389
GOODWILL	1,522,644	1,402,761
INTANGIBLE ASSETS, net of accumulated amortization of $305,891 and $220,517, respectively	1,242,440	1,288,343
INVESTMENTS IN UNCONSOLIDATED ENTITIES	467,559	472,673
LOAN RECEIVABLE—AFFILIATE	23,258	8,154
OTHER NONCURRENT ASSETS	106,086	112,837
Total assets	$6,564,471	$6,547,501

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable—trade	$511,309	$833,380
Accounts payable—affiliates	11,042	25,794
Accrued expenses and other payables	193,295	195,116
Advance payments received from customers	73,662	54,234
Current maturities of long-term debt	7,600	4,472
Total current liabilities	796,908	1,112,996

LONG-TERM DEBT, net of current maturities	3,323,492	2,745,299
OTHER NONCURRENT LIABILITIES	13,232	16,086

COMMITMENTS AND CONTINGENCIES (NOTE 11)

EQUITY:
General partner, representing a 0.1% interest, 105,489 and 103,899 notional units, respectively	(34,431)	(37,021)
Limited partners, representing a 99.9% interest, 105,383,639 and 103,794,870 common units issued and outstanding, respectively	1,920,528	2,162,924
Accumulated other comprehensive loss	(148)	(109)
Noncontrolling interests	544,890	547,326
Total equity	2,430,839	2,673,120
Total liabilities and equity	$6,564,471	$6,547,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(U.S. Dollars in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
REVENUES:
Crude oil logistics	$519,425	$1,694,881	$2,854,787	$5,735,307
Water solutions	45,438	50,241	147,225	150,274
Liquids	353,527	685,096	861,504	1,700,006
Retail propane	100,145	139,765	217,798	286,025
Refined products and renewables	1,666,471	1,983,444	5,335,356	5,708,161
Other	—	(1,281)	—	1,513
Total Revenues	2,685,006	4,552,146	9,416,670	13,581,286

COST OF SALES:
Crude oil logistics	495,529	1,697,374	2,770,240	5,678,725
Water solutions	(3,128)	(29,085)	(8,088)	(27,951)
Liquids	300,766	657,010	754,157	1,633,090
Retail propane	45,974	81,172	96,417	168,590
Refined products and renewables	1,594,359	1,905,021	5,149,151	5,570,185
Other	—	176	—	2,547
Total Cost of Sales	2,433,500	4,311,668	8,761,877	13,025,186

OPERATING COSTS AND EXPENSES:
Operating	106,783	97,761	314,470	262,616
General and administrative	23,035	44,230	114,814	113,742
Depreciation and amortization	59,180	50,335	175,772	139,809
Loss on disposal or impairment of assets, net	1,328	30,073	3,040	34,639
Operating Income	61,180	18,079	46,697	5,294

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	2,858	1,242	14,008	7,504
Interest expense	(36,176)	(30,051)	(98,549)	(79,196)
Other income, net	2,161	3,371	2,941	2,363
Income (Loss) Before Income Taxes	30,023	(7,359)	(34,903)	(64,035)

INCOME TAX (EXPENSE) BENEFIT	(402)	2,090	1,846	2,977

Net Income (Loss)	29,621	(5,269)	(33,057)	(61,058)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER	(16,217)	(11,783)	(47,742)	(32,220)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,140)	(5,649)	(12,906)	(9,059)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$7,264	$(22,701)	$(93,705)	$(102,337)

BASIC INCOME (LOSS) PER COMMON UNIT	$0.07	$(0.26)	$(0.89)	$(1.17)

DILUTED INCOME (LOSS) PER COMMON UNIT	$0.03	$(0.26)	$(0.89)	$(1.17)

BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	105,338,200	88,545,764	104,808,649	83,702,571

DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	106,194,547	88,545,764	104,808,649	83,702,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(U.S. Dollars in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net income (loss)	$29,621	$(5,269)	$(33,057)	$(61,058)
Other comprehensive income (loss)	(12)	(16)	(39)	147
Comprehensive income (loss)	$29,609	$(5,285)	$(33,096)	$(60,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

Nine Months Ended December 31, 2015

(U.S. Dollars in Thousands, except unit amounts)

				Accumulated
		Limited Partners		Other
	General	Common		Comprehensive	Noncontrolling	Total
	Partner	Units	Amount	Loss	Interests	Equity
BALANCES AT MARCH 31, 2015	$(37,021)	103,794,870	$2,162,924	$(109)	$547,326	$2,673,120
Distributions	(45,206)	—	(193,208)	—	(26,638)	(265,052)
Contributions	54	—	—	—	10,037	10,091
Business combinations	—	833,454	19,098	—	—	19,098
Equity issued pursuant to incentive compensation plan	—	1,153,456	33,160	—	—	33,160
Common unit repurchases	—	(398,141)	(7,707)	—	—	(7,707)
Net income (loss)	47,742	—	(93,705)	—	12,906	(33,057)
Other comprehensive loss	—	—	—	(39)	—	(39)
TLP equity-based compensation	—	—	—	—	1,301	1,301
Other	—	—	(34)	—	(42)	(76)
BALANCES AT DECEMBER 31, 2015	$(34,431)	105,383,639	$1,920,528	$(148)	$544,890	$2,430,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	Nine Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(33,057)	$(61,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	191,081	152,228
Non-cash equity-based compensation expense	50,080	13,384
Loss on disposal or impairment of assets, net	3,040	34,639
Provision for doubtful accounts	3,770	2,398
Net commodity derivative gain	(97,069)	(240,992)
Equity in earnings of unconsolidated entities	(14,008)	(7,504)
Distributions of earnings from unconsolidated entities	15,742	9,073
Other	(40)	5,275
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable—trade	441,300	(574,658)
Accounts receivable—affiliates	13,386	(34,576)
Inventories	29,236	154,607
Prepaid expenses and other assets	19,806	(50,510)
Accounts payable—trade	(322,582)	679,945
Accounts payable—affiliates	(14,752)	(64,149)
Accrued expenses and other liabilities	(10,064)	24,314
Advance payments received from customers	17,265	39,424
Net cash provided by operating activities	293,134	81,840

INVESTING ACTIVITIES:
Purchases of long-lived assets	(497,147)	(135,435)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(187,356)	(1,114,045)
Cash flows from commodity derivatives	92,216	190,455
Proceeds from sales of assets	4,981	15,236
Investments in unconsolidated entities	(8,373)	(33,528)
Distributions of capital from unconsolidated entities	14,043	8,736
Loan for natural gas liquids facility	(3,913)	(45,855)
Payments on loan for natural gas liquids facility	5,552	—
Loan to affiliate	(15,621)	—
Payments on loan to affiliate	517	—
Other	—	(66)
Net cash used in investing activities	(595,101)	(1,114,502)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	2,042,100	3,096,700
Payments on revolving credit facilities	(1,514,100)	(2,604,700)
Issuance of notes	—	400,000
Proceeds from borrowings under other long-term debt	53,223	—
Payments on other long-term debt	(3,649)	(5,476)
Debt issuance costs	(9,684)	(10,826)
Contributions from general partner	54	408
Contributions from noncontrolling interest owners	10,037	—
Distributions to partners	(238,414)	(176,051)
Distributions to noncontrolling interest owners	(26,638)	(17,497)
Taxes paid on behalf of equity incentive plan participants	(19,303)	—
Common unit repurchases	(7,707)	—
Proceeds from sale of common units, net of offering costs	—	370,376
Other	(76)	(156)
Net cash provided by financing activities	285,843	1,052,778
Net increase (decrease) in cash and cash equivalents	(16,124)	20,116
Cash and cash equivalents, beginning of period	41,303	10,440
Cash and cash equivalents, end of period	$25,179	$30,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2015, our operations include:

•                  Our crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals and pipeline injection stations, a fleet of owned trucks and trailers, a fleet of owned and leased railcars, barges, and towboats, and interests in two crude oil pipelines. Our crude oil logistics segment purchases crude oil from producers and transports it for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

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

•                  Our refined products and renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations. We also own the 2% general partner interest and a 19.6% limited partner interest in TransMontaigne Partners L.P. (“TLP”), which conducts refined products terminaling, storage, and transportation operations. See Note 17 for a discussion of the sale of the 2% general partner interest in TLP.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our controlled subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. Investments we cannot control, but can exercise significant influence over, are accounted for using the equity method of accounting. We also own an undivided interest in a crude oil pipeline (see Note 4). We will include our proportionate share of assets, liabilities, and expenses related to this pipeline in our consolidated financial statements.

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2015 is derived from our audited consolidated financial statements for the fiscal year ended March 31, 2015 included in our Annual Report on Form 10-K (“Annual Report”).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

Critical estimates we make in the preparation of our condensed consolidated financial statements include determining the fair value of assets and liabilities acquired in business combinations, the collectability of accounts receivable, the recoverability of inventories, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the impairment of assets, the fair value of asset retirement obligations, the value of equity-based compensation, and accruals for various commitments and contingencies, among others. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

We enter into certain contracts whereby we agree to purchase product from a counterparty and sell the same volume of product to the same counterparty at a different location or time. When such agreements are entered into at the same time and in contemplation of each other, we record the revenues for these transactions net of cost of sales.

Revenues during the three months and nine months ended December 31, 2015 include $1.5 million and $4.4 million, respectively, associated with the amortization of a liability recorded in the acquisition accounting for an acquired business related to certain out-of-market revenue contracts.

Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Interest paid, exclusive of debt issuance costs and letter of credit fees	$32,722	$28,927	$90,217	$65,356
Income taxes paid (net of income tax refunds)	$(2,838)	$303	$1,778	$2,549

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Inventories consist of the following at the dates indicated:

	December 31,	March 31,
	2015	2015
	(in thousands)
Crude oil	$81,723	$145,412
Natural gas liquids—
Propane	65,962	44,535
Butane	15,014	8,668
Other	11,300	3,874
Refined products—
Gasoline	112,131	128,092
Diesel	78,082	59,097
Renewables	39,388	44,668
Other	10,488	7,416
Total	$414,088	$441,762

Investments in Unconsolidated Entities

We own noncontrolling interests in certain entities. We account for these investments using the equity method of accounting. Under the equity method, we do not report the individual assets and liabilities of these entities on our condensed consolidated balance sheets; instead, our ownership interests are reported within investments in unconsolidated entities on our condensed consolidated balance sheets. Under the equity method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions paid, and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the historical net book value of the net assets of the investee.

Our investments in unconsolidated entities consist of the following at the dates indicated:

		Ownership	Date Acquired	December 31,	March 31,
Entity	Segment	Interest	or Formed	2015	2015
				(in thousands)
Glass Mountain (1)	Crude oil logistics	50.0%	December 2013	$181,479	$187,590
BOSTCO (2)	Refined products and renewables	42.5%	July 2014	236,922	238,146
Frontera (2)	Refined products and renewables	50.0%	July 2014	17,595	16,927
Water supply company	Water solutions	35.0%	June 2014	16,102	16,471
Water treatment and disposal facility	Water solutions	50.0%	August 2015	2,290	—
Ethanol production facility	Refined products and renewables	19.0%	December 2013	12,507	13,539
Retail propane company	Retail propane	50.0%	April 2015	664	—
Total				$467,559	$472,673

(1)         When we acquired Gavilon, LLC, (“Gavilon Energy”), we recorded the investment in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline in Oklahoma, at fair value. Our investment in Glass Mountain exceeds our proportionate share of the historical net book value of Glass Mountain’s net assets by $75.1 million at December 31, 2015. This difference relates primarily to goodwill and customer relationships.

(2)         When we acquired TransMontaigne Inc. (“TransMontaigne”), we recorded the investments in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), which owns a refined products storage facility, and Frontera Brownsville LLC (“Frontera”) at fair value. On a combined basis, our investments in BOSTCO and Frontera exceed our proportionate share of the historical net book value of BOSTCO’s and Frontera’s net assets by $15.6 million at December 31, 2015. This difference relates primarily to goodwill.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31,	March 31,
	2015	2015
	(in thousands)
Loan receivable (1)	$52,154	$58,050
Linefill (2)	35,060	35,060
Other	18,872	19,727
Total	$106,086	$112,837

(1)         Represents a loan receivable associated with our financing of the construction of a natural gas liquids facility being used by a third party.

(2)         Represents minimum volumes of crude oil we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2015, linefill consisted of 487,104 barrels of crude oil.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31,	March 31,
	2015	2015
	(in thousands)
Accrued compensation and benefits	$41,425	$52,078
Excise and other tax liabilities	49,217	43,847
Derivative liabilities	30,739	27,950
Accrued interest	19,730	23,065
Product exchange liabilities	21,317	15,480
Other	30,867	32,696
Total	$193,295	$195,116

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our condensed consolidated financial statements reflects the other owners’ interests in these entities.

As part of our acquisition of TransMontaigne on July 1, 2014, we acquired a 2% general partner interest and a 19.7% limited partner interest in TLP. We attribute net earnings allocable to TLP’s limited partners to the controlling and noncontrolling interests based on the relative ownership interests in TLP. Earnings allocable to TLP’s limited partners are net of the earnings allocable to TLP’s general partner interest. The earnings allocable to TLP’s general partner interest include the distributions of cash attributable to the period to TLP’s general partner interest and incentive distribution rights, net of adjustments for TLP’s general partner’s proportionate share of undistributed earnings. Undistributed earnings are allocated to TLP’s limited partners and TLP’s general partner interest based on their ownership percentages of 98% and 2%, respectively. See Note 17 for a discussion of the sale of the 2% general partner interest in TLP.

Business Combination Measurement Period

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Pursuant to GAAP, an entity is allowed no more than one year to obtain the information necessary to identify and measure the fair values of the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

assets acquired and liabilities assumed in a business combination. As described in Note 5, certain acquisitions are still within this measurement period, and as a result, the acquisition date fair values we have recorded for the assets acquired and liabilities assumed are subject to change.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015—11, “Simplifying the Measurement of Inventory.” The ASU requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. The ASU is effective for the Partnership beginning April 1, 2017, although early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015—03, “Simplifying the Presentation of Debt Issuance Costs.” The ASU requires that debt issuance costs (excluding costs associated with revolving debt arrangements) be presented in the balance sheet as a reduction to the carrying amount of the debt. We plan to adopt this ASU effective March 31, 2016, when we will begin presenting debt issuance costs as a reduction to long-term debt, rather than as an intangible asset. At December 31, 2015, intangible assets on our condensed consolidated balance sheet include $17.4 million of debt issuance costs associated with our senior notes that, upon adoption of this ASU, would be reclassified as a reduction to long-term debt. The ASU requires retrospective application for all prior periods presented. At March 31, 2015, intangible assets on our condensed consolidated balance sheet include $17.8 million of debt issuance costs associated with our senior notes that, upon adoption of this ASU, will be reclassified as a reduction to long-term debt.

In May 2014, the FASB issued ASU No. 2014—09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU is effective for the Partnership beginning April 1, 2018, and allows for both full retrospective and modified retrospective (with cumulative effect) methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

Note 3—Income (Loss) Per Common Unit

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except unit and per unit amounts)
Net income (loss) attributable to parent equity	$23,481	$(10,918)	$(45,963)	$(70,117)
Less: Net income allocated to general partner (1)	(16,217)	(11,783)	(47,742)	(32,220)
Less: Net loss allocated to subordinated unitholders (2)	—	—	—	4,013
Net income (loss) attributable to common unitholders (basic)	7,264	(22,701)	(93,705)	(98,324)
Effect of dilutive securities (restricted units)	(3,967)	—	—	—
Net income (loss) attributable to common unitholders (diluted)	$3,297	$(22,701)	$(93,705)	$(98,324)

Basic income (loss) per common unit	$0.07	$(0.26)	$(0.89)	$(1.17)
Diluted income (loss) per common unit	$0.03	$(0.26)	$(0.89)	$(1.17)

Basic weighted average common units outstanding	105,338,200	88,545,764	104,808,649	83,702,571
Diluted weighted average common units outstanding	106,194,547	88,545,764	104,808,649	83,702,571

(1)         Net income allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights, which are described in Note 12.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

The diluted weighted average common units outstanding for the three months ended December 31, 2015 included 856,347 restricted units (as described in Note 12) that were considered dilutive for the period.  For the nine months ended December 31, 2015 and the three months and nine months ended December 31, 2014, the restricted units were considered antidilutive.

Note 4—Grand Mesa Pipeline

In October 2014, we completed a successful open season in which we received the requisite support, in the form of ship-or-pay volume commitments from multiple shippers, to begin construction of Grand Mesa Pipeline, which was planned to originate in Colorado and terminate in Cushing, Oklahoma. In November 2015, we combined the Grand Mesa Pipeline project and entered into an agreement with Saddlehorn Pipeline Company, LLC (“Saddlehorn”), under which we acquired a 37.5% undivided interest in a crude oil pipeline currently under construction (the “Joint Pipeline”). The Joint Pipeline will have several points of origin in Colorado and will terminate in Cushing, Oklahoma. We will have the right to utilize 150,000 barrels per day of capacity on the Joint Pipeline. Operating costs will be allocated to us based on our proportionate ownership interest and throughput. We expect the Joint Pipeline to be operational beginning in the fourth quarter of calendar year 2016.

Through our undivided interest in the Joint Pipeline, Grand Mesa will have expanded capacity, sufficient to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We will retain ownership of our previously-acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements for projects involving the transportation of crude oil and condensate.

We paid $125 million towards the construction of the pipeline during the three months ended December 31, 2015.

Prior to reaching the agreement with Saddlehorn, we purchased $87.4 million of pipe that we expected to use for the Grand Mesa Pipeline. During the three months ended December 31, 2015, we reclassified this pipe to assets held for sale. To determine the value of the pipe at December 31, 2015, we inquired of a third party manufacturer as to the current cost of similar pipe.  Based on the information we received, the fair value of the pipe approximated our carrying value.  To facilitate the sale of this pipe, we notified potential buyers at the end of December 2015 that we would be accepting bids for the pipe through February 15, 2016.  Initial discussions held in January 2016 with potential buyers indicated to us that we would probably need to sell the pipe at an amount less than the carrying value as of December 31, 2015.  Based on these indications, we expect to record a loss on the sale of these assets during the fourth quarter of fiscal year 2016. In addition, we reclassified $47.0 million of costs to acquire land, rights-of-way, and easements on the originally-planned Grand Mesa Pipeline route as intangible assets in our condensed consolidated balance sheet.

Note 5—Acquisitions

Year Ending March 31, 2016

Delaware Basin Water Solutions Facilities

On August 24, 2015, we acquired four saltwater disposal facilities and a 50% interest in an additional saltwater disposal facility in the Delaware Basin of the Permian Basin in Texas for $50.0 million of cash. We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at December 31, 2015 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending June 30, 2016. The following table summarizes the preliminary estimates of the fair values of the assets acquired (and useful lives) and liabilities assumed (in thousands):

Property, plant and equipment:
Water treatment facilities and equipment (3—30 years)	$18,650
Land	400
Goodwill	12,776
Intangible asset:
Customer relationships (6 years)	16,000
Investments in unconsolidated entities	2,290
Accrued expenses and other payables	(116)
Fair value of net assets acquired	$50,000

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill primarily represents the value of synergies between the acquired business and the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Partnership and the opportunity to use the acquired business as a platform for growth. We estimate that all of the goodwill will be deductible for federal income tax purposes.

Water Solutions Facilities

We are party to a development agreement that requires us to purchase water solutions facilities developed by the other party to the agreement. During the nine months ended December 31, 2015, we purchased 12 water treatment and disposal facilities under this development agreement. We also purchased one additional water treatment and disposal facility in December 2015 from a different seller. On a combined basis, we paid $120.0 million of cash and issued 781,255 common units, valued at $18.1 million, in exchange for these facilities.

During the nine months ended December 31, 2015, we completed the acquisition accounting for six of these water treatment and disposal facilities. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed for these water treatment and disposal facilities:

Property, plant and equipment:
Water treatment facilities and equipment (3—30 years)	$25,099
Buildings and leasehold improvements (7—30 years)	6,495
Land	1,070
Other (5 years)	32
Goodwill	43,252
Accrued expenses and other payables	(102)
Other noncurrent liabilities	(174)
Fair value of net assets acquired	$75,672

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed for the other seven water treatment and disposal facilities, and as a result, the estimates of fair value at December 31, 2015 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending September 30, 2016. The following table summarizes the preliminary estimates of the fair values of the assets acquired (and useful lives) and liabilities assumed (in thousands):

Property, plant and equipment:
Water treatment facilities and equipment (3—30 years)	$32,776
Buildings and leasehold improvements (7—30 years)	4,802
Land	544
Other (5 years)	20
Goodwill	28,484
Accrued expenses and other payables	(4,000)
Other noncurrent liabilities	(198)
Fair value of net assets acquired	$62,428

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

Retail Propane Businesses

During the nine months ended December 31, 2015, we acquired five retail propane businesses. On a combined basis, we paid $17.4 million of cash and issued 52,199 common units, valued at $1.0 million, in exchange for these assets and operations. The agreements for these acquisitions contemplate post-closing payments for certain working capital items. We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in these business combinations, and as a

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

result, the estimates of fair value at December 31, 2015 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending September 30, 2016.

Year Ended March 31, 2015

As described in Note 2, pursuant to GAAP, an entity is allowed no more than one year to obtain the information necessary to identify and measure the fair values of the assets acquired and liabilities assumed in a business combination. The changes we made during the nine months ended December 31, 2015 to the estimated acquisition date fair values of assets acquired and liabilities assumed in these business combinations are described below. We have not retrospectively adjusted previously issued financial statements for these changes, as we do not believe the changes are material.

Natural Gas Liquids Storage Facility

In February 2015, we acquired Sawtooth NGL Caverns, LLC (“Sawtooth”), which owns a natural gas liquids salt dome storage facility in Utah with rail and truck access to western United States markets and entered into a construction agreement to expand the storage capacity of the facility. We paid $97.6 million of cash, net of cash acquired, and issued 7,396,973 common units, valued at $218.5 million, in exchange for these assets and operations. During the nine months ended December 31, 2015, we completed the acquisition accounting for this business combination. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed for this acquisition:

		Estimated At
		March 31,
	Final	2015	Change
	(in thousands)
Accounts receivable—trade	$42	$42	$—
Inventories	263	—	263
Prepaid expenses and other current assets	843	600	243
Property, plant and equipment:
Natural gas liquids terminal and storage assets (2—30 years)	61,130	62,205	(1,075)
Vehicles and railcars (3—25 years)	78	75	3
Land	69	68	1
Other	17	32	(15)
Construction in progress	19,525	19,525	—
Goodwill	183,096	151,853	31,243
Intangible assets:
Customer relationships (15 years)	61,500	85,000	(23,500)
Non-compete agreements (10 years)	5,100	12,000	(6,900)
Accounts payable—trade	(931)	(931)	—
Accrued expenses and other payables	(6,774)	(6,511)	(263)
Advance payments received from customers	(1,015)	(1,015)	—
Other noncurrent liabilities	(6,817)	(6,817)	—
Fair value of net assets acquired	$316,126	$316,126	$—

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

The acquisition method of accounting requires that executory contracts with unfavorable terms relative to market conditions at the acquisition date be recorded as assets or liabilities in the acquisition accounting. Since certain storage leases were at unfavorable terms relative to acquisition date market conditions, we recorded a liability of $12.8 million related to these leases in the acquisition accounting, a portion of which we recorded to accrued expenses and other payables and a portion of which we recorded to other noncurrent liabilities. We amortized $4.4 million of this balance as an increase to revenues during the nine months ended December 31, 2015. We will amortize the remainder of this liability over the terms of the leases. The following table summarizes the future amortization of this liability (in thousands):

Year Ending March 31,
2016 (three months)	$1,452
2017	4,905
2018	1,306
2019	88

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

See Note 17 for a discussion of the sale of the 2% general partner interest in TLP.

Water Solutions Facilities

We are party to a development agreement that requires us to purchase water solutions facilities developed by the other party to the agreement. During the year ended March 31, 2015, we purchased 16 water treatment and disposal facilities under this development agreement. We also purchased a 75% interest in one additional water treatment and disposal facility in July 2014 from a different seller. On a combined basis, we paid $190.0 million of cash and issued 1,322,032 common units, valued at $37.8 million, in exchange for these 17 facilities.

During the nine months ended December 31, 2015, we completed the acquisition accounting for all of these water treatment and disposal facilities. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed for these water treatment and disposal facilities:

		Estimated At
		March 31,
	Final	2015	Change
	(in thousands)
Accounts receivable—trade	$939	$939	$—
Inventories	253	253	—
Prepaid expenses and other current assets	62	62	—
Property, plant and equipment:
Water treatment facilities and equipment (3–30 years)	79,982	79,706	276
Buildings and leasehold improvements (7–30 years)	10,690	10,250	440
Land	3,127	3,109	18
Other (5 years)	132	129	3
Goodwill	132,033	132,770	(737)
Intangible asset:
Customer relationships (4 years)	10,000	10,000	—
Other noncurrent assets	50	50	—
Accounts payable—trade	(58)	(58)	—
Accrued expenses and other payables	(3,092)	(3,092)	—
Other noncurrent liabilities	(582)	(582)	—
Noncontrolling interest	(5,775)	(5,775)	—
Fair value of net assets acquired	$227,761	$227,761	$—

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

During the six months ended September 30, 2015, we completed the acquisition accounting for all of these business combinations. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed for these acquisitions:

		Estimated At
		March 31,
	Final	2015	Change
	(in thousands)
Accounts receivable—trade	$2,237	$2,237	$—
Inventories	771	771	—
Prepaid expenses and other current assets	110	110	—
Property, plant and equipment:
Retail propane equipment (15–20 years)	13,177	13,177	—
Vehicles and railcars (5–7 years)	2,332	2,332	—
Buildings and leasehold improvements (30 years)	534	784	(250)
Land	505	655	(150)
Other (5–7 years)	118	116	2
Goodwill	8,097	8,097	—
Intangible assets:
Customer relationships (10–15 years)	17,563	17,563	—
Non-compete agreements (5–7 years)	500	500	—
Trade names (3–12 years)	950	950	—
Accounts payable—trade	(1,523)	(1,921)	398
Advance payments received from customers	(1,750)	(1,750)	—
Current maturities of long-term debt	(78)	(78)	—
Long-term debt, net of current maturities	(760)	(760)	—
Fair value of net assets acquired	$42,783	$42,783	$—

We estimated the value of the customer relationship intangible asset using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Note 6—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated	December 31,	March 31,
Description	Useful Lives	2015	2015
		(in thousands)
Natural gas liquids terminal and storage assets	2–30 years	$125,579	$132,851
Refined products terminal assets and equipment	20 years	444,087	403,609
Retail propane equipment	2–30 years	195,604	181,140
Vehicles and railcars	3–25 years	192,394	180,679
Water treatment facilities and equipment	3–30 years	453,345	317,317
Crude oil tanks and related equipment	2–40 years	131,159	109,909
Barges and towboats	5–40 years	79,113	59,848
Information technology equipment	3–7 years	42,082	34,915
Buildings and leasehold improvements	3–40 years	125,580	98,989
Land		104,059	107,098
Tank bottoms		63,566	62,656
Other	3–30 years	25,851	34,415
Construction in progress		295,739	96,922
		2,278,158	1,820,348
Accumulated depreciation		(305,233)	(202,959)
Net property, plant and equipment		$1,972,925	$1,617,389

The following table summarizes depreciation expense for the periods indicated:

Three Months Ended December 31,		Nine Months Ended December 31,
2015	2014	2015	2014
(in thousands)
$35,443	$29,723	$105,707	$76,593

Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. The following table summarizes the tank bottoms included in the table above at the dates indicated:

	December 31, 2015		March 31, 2015
	Volume		Volume
Product	(in barrels)	Value	(in barrels)	Value
	(in thousands)
Gasoline	230	$26,906	219	$25,710
Crude oil	231	19,349	184	16,835
Diesel	113	13,697	124	15,153
Renewables	28	2,906	41	4,220
Other	12	708	12	738
Total		$63,566		$62,656

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Note 7—Goodwill

The following table summarizes changes in goodwill by segment for the nine months ended December 31, 2015:

					Refined
	Crude Oil	Water		Retail	Products and
	Logistics	Solutions	Liquids	Propane	Renewables	Total
	(in thousands)
Balances at March 31, 2015	$579,846	$401,656	$234,803	$122,382	$64,074	$1,402,761
Revisions to acquisition accounting (Note 5)	—	(2,876)	31,243	—	2,095	30,462
Acquisitions (Note 5)	—	84,512	—	4,909	—	89,421
Balances at December 31, 2015	$579,846	$483,292	$266,046	$127,291	$66,169	$1,522,644

Note 8—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		December 31, 2015		March 31, 2015
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Description	Useful Lives	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortizable—
Customer relationships	3–20 years	$910,618	$220,422	$921,418	$159,215
Pipeline capacity rights	30 years	119,636	5,562	119,636	2,571
Water facility development agreement	5 years	14,000	7,000	14,000	4,900
Executory contracts and other agreements	2–10 years	23,920	20,471	23,920	18,387
Non-compete agreements	2–10 years	20,253	13,152	26,662	10,408
Trade names	2–12 years	15,439	11,610	15,439	7,569
Debt issuance costs	1–10 years	64,849	27,674	55,165	17,467
Total amortizable		1,168,715	305,891	1,176,240	220,517
Non-amortizable—
Customer commitments		310,000	—	310,000	—
Rights-of-way and easements (1)		46,996	—	—	—
Trade names		22,620	—	22,620	—
Total non-amortizable		379,616	—	332,620	—
Total		$1,548,331	$305,891	$1,508,860	$220,517

(1)         As described in Note 4, we acquired land, rights-of-way, and easements along a planned pipeline route. We later acquired an undivided interest in a different crude oil pipeline with the same origin and destination points as those of our originally-planned route. We will retain the land, rights-of-way, and easements along the originally-planned route for potential future development.

The weighted-average remaining amortization period for intangible assets is approximately 12 years.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2015	2014	2015	2014
	(in thousands)
Depreciation and amortization	$23,737	$20,612	$70,065	$63,216
Cost of sales	1,701	1,818	5,102	5,939
Interest expense	5,649	2,451	10,207	6,480
Total	$31,087	$24,881	$85,374	$75,635

Expected amortization of our intangible assets, exclusive of assets that are not yet amortizable, is as follows (in thousands):

Year Ending March 31,
2016 (three months)	$26,679
2017	103,418
2018	99,320
2019	89,360
2020	81,980
Thereafter	462,067
Total	$862,824

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Note 9—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31,	March 31,
	2015	2015
	(in thousands)
Revolving credit facility—
Expansion capital borrowings	$1,317,000	$702,500
Working capital borrowings	603,500	688,000
5.125% Notes due 2019	400,000	400,000
6.875% Notes due 2021	450,000	450,000
6.650% Notes due 2022	250,000	250,000
TLP credit facility	248,000	250,000
Other long-term debt	62,592	9,271
	3,331,092	2,749,771
Less: Current maturities	7,600	4,472
Long-term debt	$3,323,492	$2,745,299

Credit Agreement

We have entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At December 31, 2015, our Revolving Credit Facility had a total capacity of $2.474 billion. Our Revolving Credit Facility has an “accordion” feature that allows us to increase the capacity by $150.0 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments.

The Expansion Capital Facility had a total capacity of $1.436 billion for cash borrowings at December 31, 2015. At that date, we had outstanding borrowings of $1.317 billion on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.038 billion for cash borrowings and letters of credit at December 31, 2015. At that date, we had outstanding borrowings of $603.5 million and outstanding letters of credit of $117.1 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our condensed consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement mature on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate plus a margin of 0.50% to 1.50% per year or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per year. The applicable margin is determined based on our consolidated leverage ratio (as defined in the Credit Agreement). At December 31, 2015, the borrowings under the Credit Agreement were LIBOR borrowings with an interest rate at December 31, 2015 of 2.68%, calculated as the LIBOR rate of 0.43% plus a margin of 2.25%. At December 31, 2015, the interest rate in effect on letters of credit was 2.50%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused capacity.

The Credit Agreement is secured by substantially all of our assets. In December 2015, we entered into an agreement with the banks to increase our maximum leverage ratio to 4.50 to 1 at any quarter end. The leverage coverage ratio in our Credit Agreement excludes TLP’s debt. At December 31, 2015, our leverage ratio was approximately 4.0 to 1. The Credit Agreement also specifies that our interest coverage ratio (as defined in the Credit Agreement) cannot be less than 2.75 to 1 at any quarter end. At December 31, 2015, our interest coverage ratio was approximately 5.6 to 1.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

At December 31, 2015, we were in compliance with the covenants under the Credit Agreement.

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

At December 31, 2015, we were in compliance with the covenants under the indenture governing the 2019 Notes.

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

At December 31, 2015, we were in compliance with the covenants under the indenture governing the 2021 Notes.

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

The Note Purchase Agreement contains various customary representations, warranties, and additional covenants that, among other things, limit our ability to (subject to certain exceptions): (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) create or permit restrictions on the ability of certain of our subsidiaries to pay dividends or make other distributions to us, (v) enter into transactions with affiliates, (vi) enter into sale and leaseback transactions and (vii) consolidate, merge, or sell all or substantially all or any portion of our assets. In addition, the Note Purchase Agreement contains similar leverage ratio and interest coverage ratio requirements to those of our Credit Agreement described above. In December 2015, we amended the Note Purchase Agreement to change the covenants to mirror the changes made to the covenants in our Credit Agreement.  In addition, we agreed to pay an additional 0.5% per year in interest if our leverage ratio exceeds 4.25 to 1.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

The Note Purchase Agreement provides for customary events of default that include, among other things (subject to customary grace and cure periods in certain cases): (i) failure to pay principal or interest when due, (ii) breach of certain covenants contained in the Note Purchase Agreement or the 2022 Notes, (iii) failure to pay certain other indebtedness or the acceleration of certain other indebtedness before maturity if the total amount of such indebtedness unpaid or accelerated exceeds $10.0 million, (iv) the rendering of a judgment for the payment of money in excess of $10.0 million, (v) the failure of the Note Purchase Agreement, the 2022 Notes, or the guarantees by the subsidiary guarantors to be in full force and effect in all material respects and (vi) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), the trustee or the holders of at least 51% in aggregate principal amount of the then outstanding 2022 Notes may declare all of the 2022 Notes to be due and payable immediately.

At December 31, 2015, we were in compliance with the covenants under the Note Purchase Agreement.

TLP Credit Facility

TLP is party to a credit agreement with a syndicate of banks that provides for a revolving credit facility (the “TLP Credit Facility”). The TLP Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million or (ii) 4.75 times Consolidated EBITDA (as defined in the TLP Credit Facility). The terms of the TLP Credit Facility include covenants that restrict TLP’s ability to make cash distributions, acquisitions and investments, including investments in joint ventures. TLP may make distributions of cash to the extent of TLP’s “available cash” (as defined in TLP’s partnership agreement). TLP may make acquisitions and investments that meet the definition of “permitted acquisitions,” “other investments” which may not exceed 5% of “consolidated net tangible assets,” and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The commitments under the TLP Credit Facility mature on July 31, 2018.

TLP may elect to have loans under the TLP Credit Facility bear interest at either (i) a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. TLP also pays commitment fees on any unused capacity, ranging from 0.375% to 0.5% per year, depending on the total leverage ratio then in effect. For the three months ended December 31, 2015, the weighted-average interest rate on borrowings under the TLP Credit Facility was approximately 2.9%. TLP’s obligations under the TLP Credit Facility are secured by a first priority security interest in favor of the lenders in the majority of TLP’s assets, including TLP’s investments in unconsolidated entities. At December 31, 2015, TLP had outstanding borrowings under the TLP Credit Facility of $248.0 million and no outstanding letters of credit.

The TLP Credit Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the TLP Credit Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) if TLP issues senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). These financial covenants are based on “Consolidated EBITDA” (as defined in the TLP Credit Facility). The TLP Credit Facility is non-recourse to the Partnership. At December 31, 2015, TLP was in compliance with the covenants under the TLP Credit Facility.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

The following table summarizes our basis in the assets and liabilities of TLP at December 31, 2015, inclusive of the impact of our acquisition accounting for the business combination with TransMontaigne (in thousands):

Cash and cash equivalents	$681
Accounts receivable—trade	5,974
Accounts receivable—affiliates	515
Inventories	1,411
Prepaid expenses and other current assets	999
Property, plant and equipment, net	474,331
Goodwill	30,169
Intangible assets, net	60,409
Investments in unconsolidated entities	254,516
Other noncurrent assets	674
Accounts payable—trade	(7,895)
Accounts payable—affiliates	(153)
Net intercompany payable	(1,632)
Accrued expenses and other payables	(8,584)
Advanced payments received from customers	(151)
Long-term debt	(248,000)
Other noncurrent liabilities	(2,731)
Net assets	$560,533

Other Long-Term Debt

We have executed various noninterest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. We also have certain notes payable related to equipment financing. These instruments have a combined principal balance of $62.6 million at December 31, 2015, and the interest rates on these instruments range from 2.06% to 8.60% per year.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2015:

	Revolving				TLP	Other
	Credit	2019	2021	2022	Credit	Long-Term
Year Ending March 31,	Facility	Notes	Notes	Notes	Facility	Debt	Total
	(in thousands)
2016 (three months)	$—	$—	$—	$—	$—	$1,016	$1,016
2017	—	—	—	—	—	7,263	7,263
2018	—	—	—	25,000	—	7,056	32,056
2019	1,920,500	—	—	50,000	248,000	6,581	2,225,081
2020	—	400,000	—	50,000	—	5,959	455,959
Thereafter	—	—	450,000	125,000	—	34,717	609,717
Total	$1,920,500	$400,000	$450,000	$250,000	$248,000	$62,592	$3,331,092

Note 10—Income Taxes

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in our condensed consolidated financial statements at December 31, 2015 or March 31, 2015.

Note 11—Commitments and Contingencies

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

Environmental Matters

Our condensed consolidated balance sheet at December 31, 2015 includes a liability of $3.6 million related to environmental matters, which is reported within accrued expenses and other payables. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

The U.S. Environmental Protection Agency (“EPA”) has informed NGL Crude Logistics, LLC (“NGL Crude”; formerly known as Gavilon Energy prior to its acquisition by us in December 2013) of alleged violations in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations. The EPA’s allegations relate to transactions between Gavilon Energy and one of its suppliers and the generation of biodiesel renewable identification numbers sold by such supplier to Gavilon Energy in 2011.  We have vigorously denied the allegations.  In an effort to resolve this matter, the parties have recently commenced settlement negotiations, which are ongoing.

At this time, we are unable to ascertain whether the settlement discussions will produce a resolution satisfactory to us or whether the EPA will seek resolution of the matter through an enforcement action. As a result, we are also unable to determine the likely terms of any resolution or their significance to us.  Although we believe we have legal defenses, it is reasonably possible that we may agree to pay the EPA some amount to settle the matter.

Asset Retirement Obligations

Our condensed consolidated balance sheet at December 31, 2015 includes a liability of $5.0 million related to asset retirement obligations, which is reported within other noncurrent liabilities. This liability is related to contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. Our liability for asset retirement obligations is discounted to present value. To calculate the liability, we make estimates and assumptions about the retirement cost and the timing of retirement. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

In addition to the obligations described above, we may be required to remove facilities or perform other remediation upon retirement of certain other assets. We believe the present value of these asset retirement obligations, under current laws and

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

regulations, after considering the estimated lives of our facilities, is not material to our consolidated financial position or results of operations.

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at December 31, 2015 (in thousands):

Year Ending March 31,
2016 (three months)	$28,264
2017	100,606
2018	85,570
2019	61,645
2020	52,043
Thereafter	115,311
Total	$443,439

The following table summarizes rental expense for operating leases for the periods indicated:

Three Months Ended December 31,		Nine Months Ended December 31,
2015	2014	2015	2014
(in thousands)
$25,548	$36,767	$92,623	$91,400

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. The following table summarizes future minimum throughput payments under these agreements at December 31, 2015 (in thousands):

Year Ending March 31,
2016 (three months)	$14,156
2017	56,684
2018	56,770
2019	55,978
2020	46,146
Thereafter	90,972
Total	$320,706

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods. The following table summarizes such commitments at December 31, 2015:

	Volume	Value
	(in thousands)
Purchase commitments:
Natural gas liquids fixed-price (gallons)	25,653	$14,506
Natural gas liquids index-price (gallons)	406,147	167,396
Crude oil fixed-price (barrels)	1,075	46,195
Crude oil index-price (barrels)	21,371	546,299
Sale commitments:
Natural gas liquids fixed-price (gallons)	146,488	102,610
Natural gas liquids index-price (gallons)	267,468	175,650
Crude oil fixed-price (barrels)	2,093	95,902
Crude oil index-price (barrels)	21,331	658,906

We account for the contracts shown in the table above as normal purchases and normal sales. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs. Contracts in the table above may have offsetting derivative contracts (see Note 13) or inventory positions (see Note 2).

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our condensed consolidated balance sheet and are not included in the table above. These contracts are included in the derivative disclosures in Note 13, and represent $41.3 million of our prepaid expenses and other current assets and $30.0 million of our accrued expenses and other payables at December 31, 2015.

Note 12—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner is not required to make any additional capital contributions or to guarantee or pay any of our debts and obligations.

Common Units Issued in Business Combinations

During the nine months ended December 31, 2015, we issued 833,454 common units, valued at $19.1 million, as consideration for certain business combinations.

Common Unit Repurchase Program

On September 10, 2015, the Board of Directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $45 million of our outstanding common units through March 31, 2016. We may repurchase common units from time to time in the open market or in other privately negotiated transactions. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. During the nine months ended December 31, 2015, we repurchased 398,141 common units for an aggregate price of $7.7 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

The following table illustrates the percentage allocations of available cash from operating surplus between our limited partners and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest In Distributions” are the percentage interests of our general partner and our limited partners in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Common Unit,” until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for our limited partners and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 0.1% general partner interest, and assume that our general partner has contributed any additional capital necessary to maintain its 0.1% general partner interest and has not transferred its IDRs.

					Marginal Percentage Interest In
					Distributions
	Total Quarterly Distribution Per Common Unit				Limited Partners	General Partner
Minimum quarterly distribution				$0.337500	99.9%	0.1%
First target distribution	above	$0.337500	up to	$0.388125	99.9%	0.1%
Second target distribution	above	$0.388125	up to	$0.421875	86.9%	13.1%
Third target distribution	above	$0.421875	up to	$0.506250	76.9%	23.1%
Thereafter	above	$0.506250			51.9%	48.1%

In January 2016, we declared a distribution of $0.64 per common unit, to be paid on February 15, 2016 to unitholders of record on February 3, 2016. This distribution is expected to be $83.6 million, including amounts to be paid on common and general partner notional units as well as an incentive distribution.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

The following table illustrates the percentage allocations of available cash from operating surplus between TLP’s limited partners and TLP’s general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest In Distributions” are the percentage interests of TLP’s general partner and TLP’s limited partners in any available cash from operating surplus TLP distributes up to and including the corresponding amount in the column “Total Quarterly Distribution Per Common Unit,” until available cash from operating surplus TLP distributes reaches the next target distribution level, if any. The percentage interests shown for TLP’s limited partners and TLP’s general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for TLP’s general partner include its 2.0% general partner interest, and assume that TLP’s general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest and has not transferred its IDRs.

					Marginal Percentage Interest In
					Distributions
	Total Quarterly Distribution Per Common Unit				Limited Partners	General Partner
Minimum quarterly distribution				$0.40	98%	2%
First target distribution	above	$0.40	up to	$0.44	98%	2%
Second target distribution	above	$0.44	up to	$0.50	85%	15%
Third target distribution	above	$0.50	up to	$0.60	75%	25%
Thereafter	above	$0.60			50%	50%

In January 2016, TLP declared a distribution of $0.67 per common unit, which was paid on February 8, 2016. We received a total of $4.1 million from this distribution on our general partner interest, IDRs, and limited partner interest. The noncontrolling interest owners received a total of $8.7 million from this distribution.

Equity-Based Incentive Compensation

Our general partner has adopted a long-term incentive plant (“LTIP”), which allows for the issuance of equity-based incentive compensation.  Awards granted under the LTIP include restricted units that vest contingent on the continued service of the recipients through the vesting date (the “Service Awards”).  Awards also include restricted units that are contingent upon both the continued service of the recipients through the vesting date and also on the performance of our common units relative to other entities in the Alerian MLP Index (the “Index”) over specified periods of time (the “Performance Awards”).  The awards may also vest in the event of a change of control, at the discretion of the board of directors.  No distributions accrue to or are paid on the restricted units during the vesting period.

The following table summarizes the Service Award activity during the nine months ended December 31, 2015:

Unvested Service Award units at March 31, 2015	2,260,400
Units granted	787,562
Units vested and issued	(833,029)
Units withheld for employee taxes	(455,651)
Units forfeited	(91,000)
Unvested Service Award units at December 31, 2015	1,668,282

The following table summarizes the scheduled vesting of our unvested Service Award units:

Year Ending March 31,	Number of Units
2016 (three months)	20,000
2017	807,141
2018	734,141
Thereafter	107,000
Unvested Service Award units at December 31, 2015	1,668,282

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

Three Months Ended December 31,		Nine Months Ended December 31,
2015	2014	2015	2014
(in thousands)
$403	$1,600	$33,765	$23,300

Of the restricted units granted and vested during the nine months ended December 31, 2015, 465,239 units were granted as a bonus for performance during the fiscal year ended March 31, 2015. We accrued expense of $10.0 million during the fiscal year ended March 31, 2015 as an estimate of the value of such bonus units that would be granted. During the nine months ended December 31, 2015, we recorded an additional $1.8 million of expense to true-up the estimate to the $11.8 million of actual expense associated with these bonuses. Since the units were not formally granted until July 2015, the full $11.8 million value is reflected in the expense during the nine months ended December 31, 2015 in the table above.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at December 31, 2015 (in thousands), after taking into consideration estimated forfeitures of approximately 164,000 units. For purposes of this calculation, we used the closing price of our common units on December 31, 2015, which was $11.04.

Year Ending March 31,
2016 (three months)	$2,413
2017	7,634
2018	2,435
Thereafter	588
Total	$13,070

The following table is a rollforward of the liability related to the Service Award units, which is reported within accrued expenses and other payables in our condensed consolidated balance sheets (in thousands):

Balance at March 31, 2015	$6,154
Expense recorded	33,765
Value of units vested and issued	(23,502)
Taxes paid on behalf of participants	(12,883)
Balance at December 31, 2015	$3,534

The weighted-average fair value of the Service Award units at December 31, 2015 was $8.24 per common unit, which was calculated as the closing price of our common units on December 31, 2015, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

During April 2015, our general partner granted Performance Award units to certain employees. The following table summarizes the maximum number of units that could vest on these Performance Awards for each vesting tranche, taking into consideration any Performance Awards that have been forfeited since the grant date:

Maximum Performance
Vesting Date of Tranche	Award Units
July 1, 2016	665,382
July 1, 2017	657,382
Total	1,322,764

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

The following table summarizes the estimated fair value for each unvested tranche at December 31, 2015 (without consideration of estimated forfeitures):

Fair Value of
Vesting Date of Tranche	Unvested Awards
(in thousands)
July 1, 2016	$266
July 1, 2017	303
Total	$569

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. At each balance sheet date, we adjust the cumulative expense recorded using the estimated fair value of the awards at the balance sheet date. We calculate the fair value of the awards using a Monte Carlo simulation. The following table summarizes the expense (benefit) recorded for each vesting tranche during the periods indicated:

	Three Months Ended
Vesting Date of Tranche	June 30, 2015	September 30, 2015	December 31, 2015	Total
	(in thousands)
July 1, 2015	$15,469	$609	$—	$16,078
July 1, 2016	1,720	(220)	(1,352)	148
July 1, 2017	602	(60)	(453)	89
Total	$17,791	$329	$(1,805)	$16,315

The following table summarizes the estimated future expense we expect to record on the unvested Performance Award units at December 31, 2015 (in thousands), after taking into consideration estimated forfeitures. For purposes of this calculation, we used the December 31, 2015 fair value of the Performance Awards.

Year Ending March 31,
2016 (three months)	$84
2017	180
2018	32
Total	$296

The following table is a rollforward of the liability related to the Performance Award units, which is reported within accrued expenses and other payables in our condensed consolidated balance sheets (in thousands):

Balance at March 31, 2015	$—
Expense recorded	16,315
Value of units vested and issued	(9,658)
Taxes paid on behalf of participants	(6,420)
Balance at December 31, 2015	$237

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common units. The maximum number of units deliverable under the LTIP plan automatically increases to 10% of the issued and outstanding common units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, when an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. At December 31, 2015, approximately 5.3 million common units remain available for issuance under the LTIP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Note 13—Fair Value of Financial Instruments

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our condensed consolidated balance sheet at the dates indicated:

	December 31, 2015		March 31, 2015
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Level 1 measurements	$65,865	$(2,965)	$83,779	$(3,969)
Level 2 measurements	44,843	(31,198)	34,963	(28,764)
	110,708	(34,163)	118,742	(32,733)

Netting of counterparty contracts (1)	(1,215)	1,215	(1,804)	1,804
Net cash collateral provided (held)	(41,573)	2,209	(56,660)	2,979
Commodity derivatives in condensed consolidated balance sheet	$67,920	$(30,739)	$60,278	$(27,950)

(1)         Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our condensed consolidated balance sheets:

	December 31,	March 31,
	2015	2015
	(in thousands)
Prepaid expenses and other current assets	$67,920	$60,278
Accrued expenses and other payables	(30,739)	(27,950)
Net commodity derivative asset	$37,181	$32,328

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

		Net Long (Short)	Fair Value
		Notional	of
		Units	Net Assets
Contracts	Settlement Period	(Barrels)	(Liabilities)
		(in thousands)
At December 31, 2015—
Cross-commodity (1)	January 2016–March 2017	284	$1,684
Crude oil fixed-price (2)	January 2016–March 2016	(1,048)	3,603
Propane fixed-price (2)	January 2016–December 2017	425	(2,265)
Refined products fixed-price (2)	January 2016–February 2017	(6,520)	69,448
Other	January 2016–December 2016	(220)	4,075
			76,545
Net cash collateral held			(39,364)
Net commodity derivatives in condensed consolidated balance sheet			$37,181

At March 31, 2015—
Cross-commodity (1)	April 2015–March 2016	98	$(105)
Crude oil fixed-price (2)	April 2015–June 2015	(1,113)	(171)
Crude oil index-price (3)	April 2015–July 2015	751	1,835
Propane fixed-price (2)	April 2015–December 2016	193	(2,842)
Refined products fixed-price (2)	April 2015–December 2015	(3,005)	84,996
Other	April 2015–December 2015		2,296
			86,009
Net cash collateral held			(53,681)
Net commodity derivatives in condensed consolidated balance sheet			$32,328

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

The following table summarizes the net gains recorded from our commodity derivatives to cost of sales for the periods indicated:

Three Months Ended December 31,		Nine Months Ended December 31,
2015	2014	2015	2014
(in thousands)
$52,535	$202,496	$97,069	$240,992

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2015, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2015, we had $1.92 billion of outstanding borrowings under our Revolving Credit Facility at a rate of 2.68%.

The TLP Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2015, TLP had $248.0 million of outstanding borrowings under the TLP Credit Facility at a rate of 2.72%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2015 (in thousands):

5.125% Notes due 2019	$328,000
6.875% Notes due 2021	337,500
6.650% Notes due 2022	200,500

For the 2019 Notes and the 2021 Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 1 in the fair value hierarchy. For the 2022 Notes, the fair value estimate was developed using observed yields on publicly traded notes issued by us, adjusted for differences in the key terms of those notes and the key terms of our notes (examples include differences in the tenor of the debt, credit standing of the issuer, whether the notes are publicly traded, and whether the notes are secured or unsecured). This fair value estimate would be classified as Level 3 in the fair value hierarchy.

Note 14—Segments

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Crude oil logistics—
Crude oil sales	$508,863	$1,689,106	$2,818,752	$5,727,779
Crude oil transportation and other	12,423	12,143	44,118	33,727
Water solutions—
Service fees	35,138	30,870	107,079	72,809
Recovered hydrocarbons	8,414	19,355	34,978	66,704
Water transportation	—	16	—	10,761
Other revenues	1,886	—	5,168	—
Liquids—
Propane sales	188,930	396,248	393,442	859,984
Other product sales	180,620	329,943	488,967	925,018
Other revenues	8,161	8,674	27,531	20,256
Retail propane—
Propane sales	68,880	99,859	148,184	200,437
Distillate sales	19,133	29,102	39,758	59,327
Other revenues	12,132	10,804	29,856	26,261
Refined products and renewables—
Refined products sales	1,532,928	1,831,243	4,946,136	5,283,855
Renewables sales	101,414	126,812	300,756	374,911
Service fees	32,381	25,993	89,193	49,999
Corporate and other	—	(1,281)	—	1,513
Elimination of intersegment sales	(26,297)	(56,741)	(57,248)	(132,055)
Total revenues	$2,685,006	$4,552,146	$9,416,670	$13,581,286

Depreciation and Amortization:
Crude oil logistics	$10,041	$10,630	$30,096	$29,601
Water solutions	23,644	17,807	66,906	52,472
Liquids	3,537	2,838	11,286	9,423
Retail propane	9,096	7,949	26,711	23,204
Refined products and renewables	11,493	9,788	36,820	22,549
Corporate and other	1,369	1,323	3,953	2,560
Total depreciation and amortization	$59,180	$50,335	$175,772	$139,809

Operating Income (Loss):
Crude oil logistics	$804	$(26,814)	$12,689	$(25,313)
Water solutions	(5,778)	34,505	(8,645)	48,390
Liquids	32,921	(14,048)	52,820	(4,032)
Retail propane	14,450	21,477	11,985	16,829
Refined products and renewables	31,702	28,958	59,478	36,525
Corporate and other	(12,919)	(25,999)	(81,630)	(67,105)
Total operating income	$61,180	$18,079	$46,697	$5,294

(1)         During the six months ended September 30, 2015, we made certain changes in the way we attribute revenues to the categories shown in the table above. These changes did not impact total revenues. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

The following table summarizes additions to property, plant and equipment by segment. This information has been prepared on the accrual basis, and includes property, plant and equipment acquired in acquisitions.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Additions to property, plant and equipment:
Crude oil logistics	$214,114	$16,517	$321,137	$97,930
Water solutions	55,517	69,137	172,537	117,209
Liquids	5,824	1,096	41,888	4,166
Retail propane	9,716	12,097	29,359	24,508
Refined products and renewables	5,416	21,330	28,699	533,611
Corporate and other	11,655	616	12,824	3,878
Total	$302,242	$120,793	$606,444	$781,302

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment:

	December 31,	March 31,
	2015	2015
	(in thousands)
Long-lived assets, net:
Crude oil logistics	$1,524,723	$1,327,538
Water solutions	1,323,828	1,119,794
Liquids	564,783	534,560
Retail propane	479,240	467,652
Refined products and renewables	787,798	808,757
Corporate and other	57,637	50,192
Total	$4,738,009	$4,308,493

Total assets:
Crude oil logistics	$2,198,205	$2,337,188
Water solutions	1,413,274	1,185,929
Liquids	761,916	713,547
Retail propane	540,268	542,476
Refined products and renewables	1,512,911	1,668,836
Corporate and other	137,897	99,525
Total	$6,564,471	$6,547,501

Note 15—Goodwill Impairment

We test goodwill for impairment on January 1 of each year, or more often if circumstances warrant. Crude oil prices began declining in July 2014 and continued to decline during calendar year 2015. Low crude oil prices have had an unfavorable impact on our water solutions business, as the volume of water we process is driven in part by the level of crude oil production, and the lower crude oil prices have given producers less incentive to expand production. In addition, a portion of the revenues of our water solutions business are generated from the sale of crude oil that we recover in the process of treating the wastewater, and low crude oil prices have had an adverse impact on these revenues.

Due to the decline in crude oil prices and the crude oil production, we tested the goodwill within our water solutions business for impairment as of December 31, 2015.  We calculated fair value for our water solutions business by discounting the forecasted cash flows.  Significant inputs to the valuation of the water solutions business includes estimates of (i) future cash flows, including revenues, expenses and capital expenditures, (ii) timing of cash flow, (iii) useful lives of the assets, (iv) forward crude oil prices, adjusted for estimated location differential and (v) a discount rate.  Our calculation of estimated fair value exceeded the carrying value of our water solutions business.  Due to the continuing volatility within the crude oil market we believe that it is reasonably possible that our estimate of fair value could change and result in us impairing a portion of the goodwill for our water solutions business.  We plan to review our assumptions and inputs used in our calculation during the fourth quarter of fiscal year 2016.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Note 16—Transactions with Affiliates

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

Certain members of our management and members of their families own interests in entities from which we have purchased products and services and to which we have sold products and services. During the nine months ended December 31, 2015, $29.5 million of these transactions were capital expenditures and were recorded as increases to property, plant and equipment.

The following table summarizes these related party transactions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Sales to SemGroup	$67	$21,781	$42,098	$85,364
Purchases from SemGroup	5,052	31,247	50,355	116,931
Sales to equity method investees	1,676	2,382	4,762	11,512
Purchases from equity method investees	27,153	44,580	82,917	115,546
Sales to entities affiliated with management	91	186	289	2,040
Purchases from entities affiliated with management	6,709	10,446	30,103	17,430

Accounts receivable from affiliates consist of the following at the dates indicated:

	December 31,	March 31,
	2015	2015
	(in thousands)
Receivables from SemGroup	$3,091	$13,443
Receivables from equity method investees	693	652
Receivables from entities affiliated with management	28	3,103
Total	$3,812	$17,198

Accounts payable to affiliates consist of the following at the dates indicated:

	December 31,	March 31,
	2015	2015
	(in thousands)
Payables to SemGroup	$5,101	$11,546
Payables to equity method investees	3,453	6,788
Payables to entities affiliated with management	2,488	7,460
Total	$11,042	$25,794

We also have a loan receivable of $23.3 million at December 31, 2015 from one of our equity method investees. During the three months ended December 31, 2015, we received a loan payment of $0.5 million from our investee in accordance with the loan agreement. The investee makes loan payments from time to time in accordance with the loan agreement and is required to make monthly principal payments beginning on June 1, 2018 with the remaining principal balance due on May 31, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

Note 17—Subsequent Events

Water Pipeline Company

On January 7, 2016, we paid cash of $12.3 million in exchange for a 57.125% interest in an existing produced water pipeline company operating in the Delaware Basin portion of West Texas.

Sale of General Partner Interest in TLP

On February 1, 2016, we completed the sale of our general partner interest in TLP to an affiliate of ArcLight Capital Partners (“AcrLight”) for $350 million in cash.  We also granted to ArcLight an option to purchase up to 800,000 of the approximately 3.2 million TLP common units we own. We will remain the long-term exclusive tenant in the TLP Southeast terminal system. We will retain TransMontaigne’s marketing business, which is a significant part of our refined products and renewables business, and TransMontaigne Products Services, LLC, its customer contracts and its line space on the Colonial and Plantation pipelines.

Note 18—Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the 2019 Notes and 2021 Notes (see Note 9). Pursuant to Rule 3-10 of Regulation S-X, we have presented in columnar format the condensed consolidating financial information for NGL Energy Partners LP, NGL Energy Finance Corp. (which, along with NGL Energy Partners LP, is a co-issuer of the 2019 Notes and 2021 Notes), the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis in the tables below.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(U.S. Dollars in Thousands)

	December 31, 2015
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,430	$—	$2,249	$1,500	$—	$25,179
Accounts receivable—trade, net of allowance for doubtful accounts	—	—	569,304	12,317	—	581,621
Accounts receivable—affiliates	—	—	3,297	515	—	3,812
Inventories	—	—	411,981	2,107	—	414,088
Prepaid expenses and other current assets	—	—	115,673	1,803	—	117,476
Assets held for sale	—	—	87,383	—	—	87,383
Total current assets	21,430	—	1,189,887	18,242	—	1,229,559

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,415,391	557,534	—	1,972,925
GOODWILL	—	—	1,490,283	32,361	—	1,522,644
INTANGIBLE ASSETS, net of accumulated amortization	17,428	—	1,161,941	63,071	—	1,242,440
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	213,043	254,516	—	467,559
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,470,296	—	(1,454,047)	(16,249)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,493,420	—	83,048	—	(1,576,468)	—
LOAN RECEIVABLE—AFFILIATE	—	—	23,258	—	—	23,258
OTHER NONCURRENT ASSETS	—	—	104,942	1,144	—	106,086
Total assets	$3,002,574	$—	$4,227,746	$910,619	$(1,576,468)	$6,564,471

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable—trade	$—	$—	$498,378	$12,931	$—	$511,309
Accounts payable—affiliates	1	—	10,888	153	—	11,042
Accrued expenses and other payables	16,624	—	167,131	9,540	—	193,295
Advance payments received from customers	—	—	72,786	876	—	73,662
Current maturities of long-term debt	—	—	6,804	796	—	7,600
Total current liabilities	16,625	—	755,987	24,296	—	796,908

LONG-TERM DEBT, net of current maturities	1,100,000	—	1,968,302	255,190	—	3,323,492
OTHER NONCURRENT LIABILITIES	—	—	10,037	3,195	—	13,232

EQUITY:
Partners’ equity	1,885,949	—	1,493,420	628,086	(2,121,358)	1,886,097
Accumulated other comprehensive loss	—	—	—	(148)	—	(148)
Noncontrolling interests	—	—	—	—	544,890	544,890
Total equity	1,885,949	—	1,493,420	627,938	(1,576,468)	2,430,839
Total liabilities and equity	$3,002,574	$—	$4,227,746	$910,619	$(1,576,468)	$6,564,471

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes. Since the parent received the proceeds from the issuance of the 2019 Notes and 2021 Notes, all activity has been reflected in the parent column.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Three Months Ended December 31, 2015
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$—	$2,639,958	$54,756	$(9,708)	$2,685,006

COST OF SALES	—	—	2,436,088	7,065	(9,653)	2,433,500

OPERATING COSTS AND EXPENSES:
Operating	—	—	84,823	22,015	(55)	106,783
General and administrative	—	—	17,814	5,221	—	23,035
Depreciation and amortization	—	—	46,663	12,517	—	59,180
Loss (gain) on disposal or impairment of assets, net	—	—	1,484	(156)	—	1,328

Operating Income	—	—	53,086	8,094	—	61,180

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	412	2,446	—	2,858
Interest expense	(17,830)	—	(16,768)	(1,662)	84	(36,176)
Other income, net	—	—	2,141	104	(84)	2,161

Income (Loss) Before Income Taxes	(17,830)	—	38,871	8,982	—	30,023

INCOME TAX EXPENSE	—	—	(371)	(31)	—	(402)

EQUITY IN NET INCOME OF CONSOLIDATED SUBSIDIARIES	41,311	—	2,811	—	(44,122)	—

Net Income	23,481	—	41,311	8,951	(44,122)	29,621

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(16,217)	(16,217)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(6,140)	(6,140)

NET INCOME ALLOCATED TO LIMITED PARTNERS	$23,481	$—	$41,311	$8,951	$(66,479)	$7,264

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Three Months Ended December 31, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$—	$4,519,060	$58,058	$(24,972)	$4,552,146

COST OF SALES	—	—	4,322,892	13,748	(24,972)	4,311,668

OPERATING COSTS AND EXPENSES:
Operating	—	—	76,599	21,162	—	97,761
General and administrative	—	—	38,233	5,997	—	44,230
Depreciation and amortization	—	—	43,064	7,271	—	50,335
Loss on disposal or impairment of assets, net	—	—	179	29,894	—	30,073

Operating Income (Loss)	—	—	38,093	(20,014)	—	18,079

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	4	1,238	—	1,242
Interest expense	(18,067)	—	(10,108)	(1,887)	11	(30,051)
Other income, net	—	—	3,314	68	(11)	3,371

Income (Loss) Before Income Taxes	(18,067)	—	31,303	(20,595)	—	(7,359)

INCOME TAX (EXPENSE) BENEFIT	—	—	2,117	(27)	—	2,090

EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	7,149	—	(26,271)	—	19,122	—

Net Income (Loss)	(10,918)	—	7,149	(20,622)	19,122	(5,269)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(11,783)	(11,783)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(5,649)	(5,649)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$(10,918)	$—	$7,149	$(20,622)	$1,690	$(22,701)

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Nine Months Ended December 31, 2015
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$—	$9,290,209	$155,377	$(28,916)	$9,416,670

COST OF SALES	—	—	8,769,526	21,087	(28,736)	8,761,877

OPERATING COSTS AND EXPENSES:
Operating	—	—	249,613	65,037	(180)	314,470
General and administrative	—	—	99,022	15,792	—	114,814
Depreciation and amortization	—	—	137,208	38,564	—	175,772
Loss (gain) on disposal or impairment of assets, net	—	—	3,199	(159)	—	3,040

Operating Income	—	—	31,641	15,056	—	46,697

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	3,284	10,724	—	14,008
Interest expense	(53,544)	—	(39,112)	(6,125)	232	(98,549)
Other income, net	—	—	2,832	341	(232)	2,941

Income (Loss) Before Income Taxes	(53,544)	—	(1,355)	19,996	—	(34,903)

INCOME TAX (EXPENSE) BENEFIT	—	—	1,915	(69)	—	1,846

EQUITY IN NET INCOME OF CONSOLIDATED SUBSIDIARIES	7,581	—	7,021	—	(14,602)	—

Net Income (Loss)	(45,963)	—	7,581	19,927	(14,602)	(33,057)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(47,742)	(47,742)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(12,906)	(12,906)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$(45,963)	$—	$7,581	$19,927	$(75,250)	$(93,705)

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(U.S. Dollars in Thousands)

	Nine Months Ended December 31, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

REVENUES	$—	$—	$13,471,832	$134,479	$(25,025)	$13,581,286

COST OF SALES	—	—	12,999,773	50,438	(25,025)	13,025,186

OPERATING COSTS AND EXPENSES:
Operating	—	—	222,744	39,872	—	262,616
General and administrative	—	—	102,357	11,385	—	113,742
Depreciation and amortization	—	—	120,609	19,200	—	139,809
Loss on disposal or impairment of assets, net	—	—	4,953	29,686	—	34,639

Operating Income (Loss)	—	—	21,396	(16,102)	—	5,294

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	4,879	2,625	—	7,504
Interest expense	(47,660)	—	(28,166)	(3,404)	34	(79,196)
Other income, net	—	—	2,258	139	(34)	2,363

Income (Loss) Before Income Taxes	(47,660)	—	367	(16,742)	—	(64,035)

INCOME TAX (EXPENSE) BENEFIT	—	—	3,110	(133)	—	2,977

EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	(22,457)	—	(25,934)	—	48,391	—

Net Loss	(70,117)	—	(22,457)	(16,875)	48,391	(61,058)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(32,220)	(32,220)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(9,059)	(9,059)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(70,117)	$—	$(22,457)	$(16,875)	$7,112	$(102,337)

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Statements of Comprehensive Income (Loss)

(U.S. Dollars in Thousands)

	Three Months Ended December 31, 2015
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income	$23,481	$—	$41,311	$8,951	$(44,122)	$29,621

Other comprehensive loss	—	—	—	(12)	—	(12)

Comprehensive income	$23,481	$—	$41,311	$8,939	$(44,122)	$29,609

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

	Three Months Ended December 31, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (2)	Finance Corp. (2)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(10,918)	$—	$7,149	$(20,622)	$19,122	$(5,269)

Other comprehensive loss	—	—	—	(16)	—	(16)

Comprehensive income (loss)	$(10,918)	$—	$7,149	$(20,638)	$19,122	$(5,285)

(2)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Statements of Comprehensive Income (Loss)

(U.S. Dollars in Thousands)

	Nine Months Ended December 31, 2015
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(45,963)	$—	$7,581	$19,927	$(14,602)	$(33,057)

Other comprehensive loss	—	—	—	(39)	—	(39)

Comprehensive income (loss)	$(45,963)	$—	$7,581	$19,888	$(14,602)	$(33,096)

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

	Nine Months Ended December 31, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor	Consolidating
	(Parent) (2)	Finance Corp. (2)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net loss	$(70,117)	$—	$(22,457)	$(16,875)	$48,391	$(61,058)

Other comprehensive income (loss)	—	—	189	(42)	—	147

Comprehensive loss	$(70,117)	$—	$(22,268)	$(16,917)	$48,391	$(60,911)

(2)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(U.S. Dollars in Thousands)

	Nine Months Ended December 31, 2015
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(52,989)	$—	$276,244	$69,879	$293,134

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(439,476)	(57,671)	(497,147)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(624)	—	(184,852)	(1,880)	(187,356)
Cash flows from commodity derivatives	—	—	92,216	—	92,216
Proceeds from sales of assets	—	—	4,979	2	4,981
Investments in unconsolidated entities	—	—	(3,647)	(4,726)	(8,373)
Distributions of capital from unconsolidated entities	—	—	8,761	5,282	14,043
Loan for natural gas liquids facility	—	—	(3,913)	—	(3,913)
Payments on loan for natural gas liquids facility	—	—	5,552	—	5,552
Loan to affiliate	—	—	(15,621)	—	(15,621)
Payments on loan to affiliate	—	—	517	—	517
Net cash used in investing activities	(624)	—	(535,484)	(58,993)	(595,101)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	1,961,000	81,100	2,042,100
Payments on revolving credit facilities	—	—	(1,431,000)	(83,100)	(1,514,100)
Proceedings from borrowings under other long-term debt	—	—	45,873	7,350	53,223
Payments on other long-term debt	—	—	(3,579)	(70)	(3,649)
Debt issuance costs	(3,209)	—	(5,226)	(1,249)	(9,684)
Contributions from general partner	54	—	—	—	54
Contributions from noncontrolling interest owners	—	—	—	10,037	10,037
Distributions to partners	(238,414)	—	—	—	(238,414)
Distributions to noncontrolling interest owners	—	—	—	(26,638)	(26,638)
Taxes paid on behalf of equity incentive plan participants	—	—	(19,303)	—	(19,303)
Common unit repurchases	(7,707)	—	—	—	(7,707)
Net changes in advances with consolidated entities	295,204	—	(295,999)	795	—
Other	—	—	(34)	(42)	(76)
Net cash provided by (used in) financing activities	45,928	—	251,732	(11,817)	285,843
Net decrease in cash and cash equivalents	(7,685)	—	(7,508)	(931)	(16,124)
Cash and cash equivalents, beginning of period	29,115	—	9,757	2,431	41,303
Cash and cash equivalents, end of period	$21,430	$—	$2,249	$1,500	$25,179

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

At December 31, 2015 and March 31, 2015, and for the

Three Months and Nine Months Ended December 31, 2015 and 2014

NGL ENERGY PARTNERS LP AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(U.S. Dollars in Thousands)

	Nine Months Ended December 31, 2014
	NGL Energy
	Partners LP	NGL Energy	Guarantor	Non-Guarantor
	(Parent) (1)	Finance Corp. (1)	Subsidiaries	Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(43,114)	$—	$86,074	$38,880	$81,840

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(130,522)	(4,913)	(135,435)
Acquisitions of businesses, including acquired working capital, net of cash acquired	—	—	(1,108,646)	(5,399)	(1,114,045)
Cash flows from commodity derivatives	—	—	190,455	—	190,455
Proceeds from sales of assets	—	—	1,230	14,006	15,236
Investments in unconsolidated entities	—	—	(13,244)	(20,284)	(33,528)
Distributions of capital from unconsolidated entities	—	—	3,396	5,340	8,736
Loan for natural gas liquids facility	—	—	(45,855)	—	(45,855)
Other	—	—	—	(66)	(66)
Net cash used in investing activities	—	—	(1,103,186)	(11,316)	(1,114,502)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	3,016,000	80,700	3,096,700
Payments on revolving credit facilities	—	—	(2,542,000)	(62,700)	(2,604,700)
Issuance of notes	400,000	—	—	—	400,000
Payments on other long-term debt	—	—	(5,454)	(22)	(5,476)
Debt issuance costs	(8,003)	—	(2,823)	—	(10,826)
Contributions from general partner	408	—	—	—	408
Distributions to partners	(176,051)	—	—	—	(176,051)
Distributions to noncontrolling interest owners	—	—	—	(17,497)	(17,497)
Proceeds from sale of common units, net of offering costs	370,376	—	—	—	370,376
Net changes in advances with consolidated entities	(541,510)	—	566,390	(24,880)	—
Other	—	—	(156)	—	(156)
Net cash provided by (used in) financing activities	45,220	—	1,031,957	(24,399)	1,052,778
Net increase in cash and cash equivalents	2,106	—	14,845	3,165	20,116
Cash and cash equivalents, beginning of period	1,181	—	8,728	531	10,440
Cash and cash equivalents, end of period	$3,287	$—	$23,573	$3,696	$30,556

(1)             The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2015. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“Annual Report”).

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2015, our operations include:

•                  Our crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals and pipeline injection stations, a fleet of owned trucks and trailers, a fleet of owned and leased railcars, barges, and towboats, and interests in two crude oil pipelines. Our crude oil logistics segment purchases crude oil from producers and transports it for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

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

•                  Our refined products and renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations. We also own the 2% general partner interest and a 19.6% limited partner interest in TransMontaigne Partners L.P. (“TLP”), which conducts refined products terminaling, storage, and transportation operations. See “Recent Developments” below for a discussion of the sale of the 2% general partner interest in TLP.

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

The following table summarizes the range of low and high spot crude oil prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Spot Price Per Barrel
	Low	High	At Period End
Three Months Ended December 31,
2015	$34.73	$49.63	$37.04
2014	53.27	91.01	53.27

Nine Months Ended December 31,
2015	$34.73	$61.43	$37.04
2014	53.27	107.26	53.27

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Water Solutions

Our water solutions segment generates revenues from the treatment and disposal of wastewater generated from crude oil and natural gas production, from the sale of recycled water and recovered hydrocarbons, and from the disposal of solids such as tank bottoms and drilling fluids, as well as truck and frac tank washouts. Our water processing facilities are strategically located near areas of high crude oil and natural gas production. A significant factor affecting the profitability of our water solutions segment is the extent of exploration and production in the areas near our facilities, which is generally based upon producers’ expectations about the profitability of drilling new wells. The primary customers of our Wyoming facility have committed to deliver a specified minimum volume of water to our facility under long-term contracts. The primary customers of our Colorado facilities have committed to deliver all wastewater produced at wells in a designated area to our facilities. One customer in Texas has committed to deliver at least 50,000 barrels of wastewater per day to our facilities. Most customers of our other facilities are not under volume commitments, although certain of our facilities are connected to producer locations by pipeline.

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

The following table summarizes the range of low and high spot propane prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Spot Price Per Gallon			Spot Price Per Gallon
	Low	High	At Period End	Low	High	At Period End
Three Months Ended December 31,
2015	$0.29	$0.46	$0.33	$0.35	$0.50	$0.38
2014	0.42	1.09	0.42	0.48	1.06	0.48

Nine Months Ended December 31,
2015	$0.28	$0.51	$0.33	$0.32	$0.57	$0.38
2014	0.42	1.13	0.42	0.48	1.13	0.48

The following table summarizes the range of low and high spot butane prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Spot Price Per Gallon
	Low	High	At Period End
Three Months Ended December 31,
2015	$0.51	$0.68	$0.56
2014	0.66	1.24	0.66

Nine Months Ended December 31,
2015	$0.46	$0.68	$0.56
2014	0.66	1.30	0.66

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

The following table summarizes the range of low and high spot gasoline prices per barrel using NYMEX gasoline prompt-month futures for the periods indicated and the prices at period end:

	Spot Price Per Barrel
	Low	High	At Period End
Three Months Ended December 31,
2015	$49.35	$60.71	$53.22
2014	60.48	102.90	60.48

Nine Months Ended December 31,
2015	$49.35	$90.15	$53.22
2014	60.48	131.46	60.48

The following table summarizes the range of low and high spot diesel prices per barrel using NYMEX ULSD prompt-month futures for the periods indicated and the prices at period end:

	Spot Price Per Barrel
	Low	High	At Period End
Three Months Ended December 31,
2015	$45.32	$67.68	$46.23
2014	77.70	111.72	77.70

Nine Months Ended December 31,
2015	$45.32	$84.68	$46.23
2014	77.70	128.10	77.70

Recent Developments

Grand Mesa Pipeline

In October 2014, we completed a successful open season in which we received the requisite support, in the form of ship-or-pay volume commitments from multiple shippers, to begin construction of Grand Mesa Pipeline, which was planned to originate in Colorado and terminate in Cushing, Oklahoma.  In November 2015, we combined the Grand Mesa Pipeline project and entered into an agreement with Saddlehorn Pipeline Company, LLC (“Saddlehorn”), under which we acquired a 37.5% undivided interest in a crude oil pipeline currently under construction (the “Joint Pipeline”). The Joint Pipeline will have several points of origin in Colorado and will terminate in Cushing, Oklahoma. We will have the right to utilize 150,000 barrels per day of capacity on the Joint Pipeline. Operating costs will be allocated to us based on our proportionate ownership interest and throughput. We expect the Joint Pipeline to be operational beginning in the fourth quarter of calendar year 2016.

Through our undivided interest in the Joint Pipeline, Grand Mesa will have expanded capacity, sufficient to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We will retain ownership of our previously-acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements for projects involving the transportation of crude oil and condensate.

We estimate that our share of the cost to construct the Joint Pipeline will be $250 million. We paid $125 million towards the construction of the pipeline during the three months ended December 31, 2015, and we expect to pay the remaining amount during the calendar year ending December 31, 2016.

Prior to reaching the agreement with Saddlehorn, we purchased $87.4 million of pipe that we expected to use for the Grand Mesa Pipeline.  During the three months ended December 31, 2015, we reclassified this pipe to assets held for sale.  To determine the value of the pipe at December 31, 2015, we inquired of a third party manufacturer as to the current cost of similar pipe.  Based on the information we received, the fair value of the pipe approximated our carrying value.  To facilitate the sale of this pipe, we notified potential buyers at the end of December 2015 that we would be accepting bids for the pipe through February 15, 2016.  Initial discussions held in January 2016 with potential buyers indicated to us that we would probably need to sell the pipe at an amount less than the carrying value at December 31, 2015.  Based on these indications, we expect to record a loss on the sale of these assets during the fourth quarter of fiscal year 2016.  In addition, we reclassified $47.0 million of costs to acquire land, rights-of-way and easements on the originally-planned Grand Mesa Pipeline route as intangible assets in our condensed consolidated balance sheet.

Sale of General Partner Interest in TLP

On February 1, 2016, we completed the sale of our general partner interest in TLP to an affiliate of ArcLight Capital Partners (“ArcLight”) for $350 million in cash. We also granted to ArcLight an option to purchase up to 800,000 of the approximately 3.2 million TLP common units that we own. We will remain the long-term exclusive tenant in the TLP Southeast terminal system.  We will retain TransMontaigne’s marketing business, which is a significant part of our refined products and renewables business, and TransMontaigne Product Services, LLC, its customer contracts and its line space on the Colonial and Plantation pipelines.

Acquisitions

As described below, we completed numerous acquisitions during the year ended March 31, 2015 and the nine months ended December 31, 2015. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

Year Ending March 31, 2016

•                  In August 2015, we acquired four saltwater disposal facilities and a 50% interest in an additional saltwater disposal facility in the Delaware Basin of the Permian Basin in Texas.

•                  We are party to a development agreement that requires us to purchase water solutions facilities developed by the other party to the agreement. During the nine months ended December 31, 2015, we purchased 12 water treatment and disposal facilities under this development agreement.

•                  During the nine months ended December 31, 2015, we acquired five retail propane businesses.

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

•                  We are party to a development agreement that requires us to purchase water solutions facilities developed by the other party to the agreement. During the year ended March 31, 2015, we purchased 16 water treatment and disposal facilities under this development agreement.

•                  During the year ended March 31, 2015, we acquired eight retail propane businesses.

Summary Discussion of Operating Results for the Three Months Ended December 31, 2015

We generated operating income of $61.2 million during the three months ended December 31, 2015, compared to $18.1 million during the three months ended December 31, 2014.

Our crude oil logistics segment generated operating income of $0.8 million during the three months ended December 31, 2015, compared to an operating loss of $26.8 million during the three months ended December 31, 2014. Per-barrel product margins were higher during the three months ended December 31, 2015 than during the three months ended December 31, 2014 due primarily to a lower of cost or market adjustment of $20.0 million recorded at December 31, 2014, partially offset by lower crude oil prices, which resulted in increased market pressure. The decrease in operating loss was also due in part to $1.5 million of expense recorded during the three months ended December 31, 2014 related to certain employee retention and severance costs associated with the Gavilon, LLC (“Gavilon Energy”) and TransMontaigne acquisitions.

Our water solutions segment generated an operating loss of $5.8 million during the three months ended December 31, 2015, compared to operating income of $34.5 million during the three months ended December 31, 2014. The increase in operating loss was due primarily to lower volumes and a decrease in revenues from the sale of recovered hydrocarbons resulting from lower crude oil prices, which were partially offset by the acquisition and development of new facilities. We have historically entered into derivatives to protect against the risk of a decline in the price of crude oil we expect to recover in the process of treating the wastewater. During the three months ended December 31, 2015 and 2014, cost of sales was reduced by $2.9 million and $29.1 million, respectively, of net gains on derivatives.

Our liquids segment generated operating income of $32.9 million during the three months ended December 31, 2015, compared to an operating loss of $14.0 million during the three months ended December 31, 2014. Product margins for propane were $21.9 million higher during the three months ended December 31, 2015 than during the three months ended December 31, 2014, as a sharp decrease in propane prices during the three months ended December 31, 2014 had an adverse impact on margins during that period. Operating income during the three months ended December 31, 2014 was also reduced by a loss of $29.9 million on the sale of a natural gas liquids terminal. Additionally, Sawtooth, which we acquired in February 2015, generated $2.5 million of operating income during the three months ended December 31, 2015.

Our retail propane segment generated operating income of $14.5 million during the three months ended December 31, 2015, compared to operating income of $21.5 million during the three months ended December 31, 2014. Volumes were lower during the three months ended December 31, 2015 due to warmer weather conditions.

Our refined products and renewables segment generated operating income of $31.7 million during the three months ended December 31, 2015, compared to operating income of $29.0 million during the three months ended December 31, 2014. The increase in operating income resulted from lower operating and general administrative expenses, partially offset by lower margins. Operating expenses during the three months ended December 31, 2015 were reduced by the receipt of insurance proceeds for certain environmental remediation matters. General and administrative expenses during the three months ended December 31, 2014 included $6.0 million of compensation expense related to the termination of certain TransMontaigne employees. A significant portion of our refined product purchases and sales are priced based on a Gulf Coast index plus a specified differential. We use futures contracts with New York Harbor pricing to hedge the risk of price changes on our inventory valuation. Changes in the spreads between Gulf Coast and New York Harbor prices can impact the effectiveness of these futures contracts as hedges. During the three months ended December 31, 2015, Gulf Coast prices declined more than New York Harbor prices, and as a result, the futures contracts were less effective as hedges of our inventory valuation, which had an unfavorable impact on our product margins. We generally expect the spreads between the Gulf Coast and New York Harbor prices to be more consistent over the course of a year than during any individual quarter within the year. The tenor of these futures contracts, which are typically six months to one year in duration at inception, can also contribute to volatility in earnings among individual quarters within a fiscal year.

We recorded earnings from our equity method investments of $2.9 million during the three months ended December 31, 2015, compared to $1.2 million during the three months ended December 31, 2014. The increase was due primarily to an increase of $2.4 million in earnings from our investments in Glass Mountain Pipeline, LLC (“Glass Mountain”), Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), and Frontera Brownsville LLC (“Frontera”), partially offset by a decrease of $0.7 million in earnings from our investments in an ethanol production facility and a water supply company.

We incurred interest expense of $36.2 million during the three months ended December 31, 2015, compared to $30.1 million during the three months ended December 31, 2014. The increase was due primarily to borrowings to finance acquisitions and capital expenditures.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Total revenues	$2,685,006	$4,552,146	$9,416,670	$13,581,286
Total cost of sales	2,433,500	4,311,668	8,761,877	13,025,186
Operating expenses	106,783	97,761	314,470	262,616
General and administrative expenses	23,035	44,230	114,814	113,742
Depreciation and amortization	59,180	50,335	175,772	139,809
Loss on disposal or impairment of assets, net	1,328	30,073	3,040	34,639
Operating income	61,180	18,079	46,697	5,294
Equity in earnings of unconsolidated entities	2,858	1,242	14,008	7,504
Interest expense	(36,176)	(30,051)	(98,549)	(79,196)
Other income, net	2,161	3,371	2,941	2,363
Income (loss) before income taxes	30,023	(7,359)	(34,903)	(64,035)
Income tax (expense) benefit	(402)	2,090	1,846	2,977
Net income (loss)	29,621	(5,269)	(33,057)	(61,058)
Less: Net income allocated to general partner	(16,217)	(11,783)	(47,742)	(32,220)
Less: Net income attributable to noncontrolling interests	(6,140)	(5,649)	(12,906)	(9,059)
Net income (loss) allocated to limited partners	$7,264	$(22,701)	$(93,705)	$(102,337)

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

We define EBITDA as net income (loss) attributable to parent equity, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, and equity-based compensation expense. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our refined products and renewables segment, as described below. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for our refined products and renewables segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of our refined products and renewables segment. The primary hedging strategy of our refined products and renewables segment is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges are six months to one year in duration at inception. The “inventory valuation adjustment” row in the table below reflects the difference between the market value of the inventory of our refined products and renewables segment at the balance sheet date and its cost. We include this in Adjusted EBITDA because the gains and losses associated with derivative contracts of this segment, which are intended primarily to hedge inventory holding risk, also impact Adjusted EBITDA.

The following table reconciles net income (loss) to our EBITDA and Adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$29,621	$(5,269)	$(33,057)	$(61,058)
Less: Net income attributable to noncontrolling interests	(6,140)	(5,649)	(12,906)	(9,059)
Net income (loss) attributable to parent equity	23,481	(10,918)	(45,963)	(70,117)
Interest expense	34,740	28,892	92,908	77,338
Income tax expense (benefit)	384	(2,099)	(1,900)	(2,997)
Depreciation and amortization	55,261	51,065	162,728	143,781
EBITDA	113,866	66,940	207,773	148,005
Net unrealized gains on derivatives	(1,748)	(4,724)	(4,494)	(13,414)
Inventory valuation adjustment	(16,524)	—	2,831	—
Lower of cost or market adjustments	13,251	29,399	7,325	32,236
Loss on disposal or impairment of assets, net	1,343	30,072	3,056	34,680
Equity-based compensation expense (1)	3,032	14,870	52,712	36,529
Adjusted EBITDA	$113,220	$136,557	$269,203	$238,036

(1)         Equity-based compensation expense in the table above may differ from equity-based compensation expense reported in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”). Amounts reported in the table above include expense accruals for bonuses expected to be paid in common units, whereas the amounts reported in Note 12 to our condensed consolidated financial statements only include expenses associated with equity-based awards that have been formally granted.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Reconciliation to condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$55,261	$51,065	$162,728	$143,781
Intangible asset amortization recorded to cost of sales	(1,701)	(1,818)	(5,102)	(5,939)
Depreciation and amortization of unconsolidated entities	(5,096)	(5,485)	(15,221)	(14,100)
Depreciation and amortization attributable to noncontrolling interests	10,716	6,573	33,367	16,067
Depreciation and amortization per condensed consolidated statements of operations	$59,180	$50,335	$175,772	$139,809

	Nine Months Ended December 31,
	2015	2014
	(in thousands)
Reconciliation to condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$162,728	$143,781
Amortization of debt issuance costs recorded to interest expense	10,207	6,480
Depreciation and amortization of unconsolidated entities	(15,221)	(14,100)
Depreciation and amortization attributable to noncontrolling interests	33,367	16,067
Depreciation and amortization per condensed consolidated statements of cash flows	$191,081	$152,228

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Interest expense per EBITDA table	$34,740	$28,892	$92,908	$77,338
Interest expense attributable to noncontrolling interests	1,165	1,139	4,502	1,761
Gain on extinguishment of debt of unconsolidated entities	—	—	693	—
Other	271	20	446	97
Interest expense per condensed consolidated statements of operations	$36,176	$30,051	$98,549	$79,196

The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information has been prepared on the accrual basis, and excludes property, plant and equipment acquired in acquisitions.

	Capital Expenditures
	Expansion (1)	Maintenance (2)	Total
	(in thousands)
Three Months Ended December 31,
2015	$258,609	$13,140	$271,749
2014	42,426	11,280	53,706

Nine Months Ended December 31,
2015	$459,141	$39,146	$498,287
2014	108,101	28,456	136,557

(1)         Includes expansion capital expenditures for TLP of $1.1 million and $2.7 million during the three months ended December 31, 2015 and 2014, respectively, and $10.4 million and $3.7 million during the nine months ended December 31, 2015 and 2014, respectively.

(2)         Includes maintenance capital expenditures for TLP of $4.3 million and $1.9 million during the three months ended December 31, 2015 and 2014, respectively, and $11.4 million and $2.0 million during the nine months ended December 31, 2015 and 2014, respectively.

The following tables reconcile Adjusted EBITDA to operating income (loss) for each of our reportable segments for the periods indicated:

	Three Months Ended December 31, 2015
					Refined
					Products
	Crude Oil	Water		Retail	and	Corporate
	Logistics	Solutions	Liquids	Propane	Renewables	and Other	Consolidated
	(in thousands)
Operating income (loss)	$804	$(5,778)	$32,921	$14,450	$31,702	$(12,919)	$61,180
Depreciation and amortization	10,041	23,644	3,537	9,096	11,493	1,369	59,180
Amortization recorded to cost of sales	62	—	261	—	1,378	—	1,701
Net unrealized (gains) losses on derivatives	(3,928)	3,732	(1,423)	(129)	—	—	(1,748)
Equity-based compensation expense	—	—	—	—	277	2,973	3,250
Inventory valuation adjustment	—	—	—	—	(16,524)	—	(16,524)
Lower of cost or market adjustments	—	—	—	—	13,251	—	13,251
Loss (gain) on disposal or impairment of assets, net	1,115	213	5	(5)	—	—	1,328
Equity in earnings (losses) of unconsolidated entities	624	(381)	—	(177)	2,792	—	2,858
Other income (expense), net	(672)	569	70	186	(20)	2,028	2,161
Depreciation and amortization of unconsolidated entities	2,478	304	—	—	2,314	—	5,096
Adjusted EBITDA attributable to noncontrolling interests	—	(746)	—	(403)	(17,364)	—	(18,513)
Adjusted EBITDA	$10,524	$21,557	$35,371	$23,018	$29,299	$(6,549)	$113,220

	Three Months Ended December 31, 2014
					Refined
					Products
	Crude Oil	Water		Retail	and	Corporate
	Logistics	Solutions	Liquids	Propane	Renewables	and Other	Consolidated
	(in thousands)
Operating income (loss)	$(26,814)	$34,505	$(14,048)	$21,477	$28,958	$(25,999)	$18,079
Depreciation and amortization	10,630	17,807	2,838	7,949	9,788	1,323	50,335
Amortization recorded to cost of sales	109	—	471	—	1,211	27	1,818
Net unrealized (gains) losses on derivatives	7,040	(5,479)	6,541	(682)	(12,144)	—	(4,724)
Equity-based compensation expense	—	—	—	—	23	14,863	14,886
Lower of cost or market adjustments	17,379	—	390	—	11,630	—	29,399
Loss on disposal or impairment of assets, net	98	38	29,886	50	1	—	30,073
Equity in earnings (losses) of unconsolidated entities	(613)	(26)	—	—	1,881	—	1,242
Other income (expense), net	(689)	141	35	258	5	3,621	3,371
Depreciation and amortization of unconsolidated entities	2,496	417	—	—	2,572	—	5,485
Adjusted EBITDA attributable to noncontrolling interests	—	(515)	—	(404)	(12,488)	—	(13,407)
Adjusted EBITDA	$9,636	$46,888	$26,113	$28,648	$31,437	$(6,165)	$136,557

	Nine Months Ended December 31, 2015
					Refined
					Products
	Crude Oil	Water		Retail	and	Corporate
	Logistics	Solutions	Liquids	Propane	Renewables	and Other	Consolidated
	(in thousands)
Operating income (loss)	$12,689	$(8,645)	$52,820	$11,985	$59,478	$(81,630)	$46,697
Depreciation and amortization	30,096	66,906	11,286	26,711	36,820	3,953	175,772
Amortization recorded to cost of sales	187	—	783	—	4,132	—	5,102
Net unrealized (gains) losses on derivatives	(3,214)	1,274	(2,163)	(391)	—	—	(4,494)
Equity-based compensation expense	—	—	—	—	862	52,529	53,391
Inventory valuation adjustment	—	—	—	—	2,831	—	2,831
Lower of cost or market adjustments	(1,211)	—	—	—	8,536	—	7,325
Loss (gain) on disposal or impairment of assets, net	2,115	923	(185)	108	79	—	3,040
Equity in earnings (losses) of unconsolidated entities	2,951	(369)	—	(336)	11,762	—	14,008
Other income (expense), net	(6,432)	1,352	278	812	236	6,695	2,941
Depreciation and amortization of unconsolidated entities	7,443	924	—	—	6,854	—	15,221
Adjusted EBITDA attributable to noncontrolling interests	—	(2,570)	—	(528)	(49,533)	—	(52,631)
Adjusted EBITDA	$44,624	$59,795	$62,819	$38,361	$82,057	$(18,453)	$269,203

	Nine Months Ended December 31, 2014
					Refined
					Products
	Crude Oil	Water		Retail	and	Corporate
	Logistics	Solutions	Liquids	Propane	Renewables	and Other	Consolidated
	(in thousands)
Operating income (loss)	$(25,313)	$48,390	$(4,032)	$16,829	$36,525	$(67,105)	$5,294
Depreciation and amortization	29,601	52,472	9,423	23,204	22,549	2,560	139,809
Amortization recorded to cost of sales	(7)	—	1,459	—	2,825	1,662	5,939
Net unrealized (gains) losses on derivatives	3,980	(12,050)	7,681	(881)	(12,144)	—	(13,414)
Equity-based compensation expense	—	—	—	—	23	36,522	36,545
Lower of cost or market adjustments	20,000	—	606	—	11,630	—	32,236
Loss (gain) on disposal or impairment of assets, net	293	4,385	29,768	350	(19)	(138)	34,639
Equity in earnings of unconsolidated entities	2,420	—	—	—	5,084	—	7,504
Other income (expense), net	(2,796)	158	24	1,185	(26)	3,818	2,363
Depreciation and amortization of unconsolidated entities	7,675	645	—	—	5,780	—	14,100
Adjusted EBITDA attributable to noncontrolling interests	—	(728)	—	(312)	(25,939)	—	(26,979)
Adjusted EBITDA	$35,853	$93,272	$44,929	$40,375	$46,288	$(22,681)	$238,036

Segment Operating Results for the Three Months Ended December 31, 2015 and 2014

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We have expanded our water solutions business considerably through numerous acquisitions of water treatment and disposal facilities. We expanded our liquids business through the February 2015 acquisition of Sawtooth. We expanded our retail propane business through numerous acquisitions of retail propane businesses. The results of operations of our liquids and retail propane businesses are impacted by seasonality, due primarily to the increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our sales volumes and revenues. For these and other reasons, our results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2016.

Volumes

The following table summarizes the volume of product sold and water received for the periods indicated. Volumes shown in the following table include intersegment sales.

	Three Months Ended December 31,
Segment	2015	2014	Change
	(in thousands)
Crude oil logistics
Crude oil sold (barrels)	10,824	22,658	(11,834)

Water solutions
Water received (barrels)	55,648	47,063	8,585

Liquids
Propane sold (gallons)	348,511	380,528	(32,017)
Other products sold (gallons)	225,695	230,312	(4,617)

Retail propane
Propane sold (gallons)	42,436	48,324	(5,888)
Distillates sold (gallons)	9,102	9,381	(279)

Refined products and renewables
Refined products sold (barrels)	26,134	19,953	6,181
Renewable products sold (barrels)	1,461	1,448	13

Revenues and Cost of Sales by Segment

The following table summarizes our revenues and cost of sales by segment for the periods indicated:

	Three Months Ended December 31,
	2015			2014
		Cost of	Product		Cost of	Product
	Revenues	Sales	Margin	Revenues	Sales	Margin
	(in thousands)
Crude oil logistics	$521,286	$497,390	$23,896	$1,701,249	$1,703,738	$(2,489)
Water solutions	45,438	(3,128)	48,566	50,241	(29,085)	79,326
Liquids	377,711	324,950	52,761	734,865	706,779	28,086
Retail propane	100,145	45,974	54,171	139,765	81,172	58,593
Refined products and renewables	1,666,723	1,594,611	72,112	1,984,048	1,905,625	78,423
Corporate and other	—	—	—	(1,281)	176	(1,457)
Eliminations	(26,297)	(26,297)	—	(56,741)	(56,737)	(4)
Total	$2,685,006	$2,433,500	$251,506	$4,552,146	$4,311,668	$240,478

Operating Income (Loss) by Segment

The following table summarizes our operating income (loss) by segment for the periods indicated:

	Three Months Ended December 31,
Segment	2015	2014	Change
	(in thousands)
Crude oil logistics	$804	$(26,814)	$27,618
Water solutions	(5,778)	34,505	(40,283)
Liquids	32,921	(14,048)	46,969
Retail propane	14,450	21,477	(7,027)
Refined products and renewables	31,702	28,958	2,744
Corporate and other	(12,919)	(25,999)	13,080
Operating income	$61,180	$18,079	$43,101

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the periods indicated:

	Three Months Ended December 31,
	2015	2014 (1)	Change
	(in thousands)
Revenues:
Crude oil sales	$508,863	$1,689,106	$(1,180,243)
Crude oil transportation and other	12,423	12,143	280
Total revenues (2)	521,286	1,701,249	(1,179,963)
Expenses:
Cost of sales	497,390	1,703,738	(1,206,348)
Operating expenses	10,936	10,070	866
General and administrative expenses	2,115	3,625	(1,510)
Depreciation and amortization expense	10,041	10,630	(589)
Total expenses	520,482	1,728,063	(1,207,581)
Segment operating income (loss)	$804	$(26,814)	$27,618

(1)         During the three months ended September 30, 2015, we made certain changes in the way we attribute revenues to the categories shown in the table above. These changes did not impact total revenues. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)         Revenues include $1.9 million and $6.4 million of intersegment sales during the three months ended December 31, 2015 and 2014, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our crude oil logistics segment generated $508.9 million of revenue from crude oil sales during the three months ended December 31, 2015, selling 10.8 million barrels at an average price of $47.01 per barrel. During the three months ended December 31, 2014, our crude oil logistics segment generated $1.7 billion of revenue from crude oil sales, selling 22.7 million barrels at an average price of $74.55 per barrel. The decrease in revenue per barrel was due primarily to the sharp decline in crude oil prices after September 30, 2014. The decrease in our sales volumes was due primarily to a slowdown in crude oil production and new drilling of crude oil in the current crude oil price environment.

Crude oil transportation and other revenues were $12.4 million during the three months ended December 31, 2015, compared to $12.1 million during the three months ended December 31, 2014.

Cost of Sales. Our cost of crude oil sold was $497.4 million during the three months ended December 31, 2015, as we sold 10.8 million barrels at an average cost of $45.95 per barrel. Our cost of sales during the three months ended December 31, 2015 was reduced by $3.9 million of net unrealized gains on derivatives and $4.0 million of net realized gains on derivatives. During the three months ended December 31, 2014, our cost of crude oil sold was $1.7 billion, as we sold 22.7 million barrels at an average cost of $75.19 per barrel. Our cost of sales during the three months ended December 31, 2014 was increased by $7.0 million of net unrealized losses on derivatives and was reduced by $30.8 million of net realized gains on derivatives. The following table summarizes our product margin (loss) for crude oil sales (in thousands, except per barrel amounts) for the periods indicated:

	Three Months Ended December 31,
	2015	2014

Crude oil sales revenues	$508,863	$1,689,106
Crude oil cost of sales	(497,390)	(1,703,738)
Crude oil product margin (loss)	$11,473	$(14,632)

Crude oil sold (barrels)	10,824	22,658

Product margin (loss) per barrel	$1.060	$(0.646)

Per-barrel product margins were higher during the three months ended December 31, 2015 than during the three months ended December 31, 2014 due primarily to a lower of cost or market adjustment of $20.0 million recorded at December 31, 2014, partially offset by lower crude oil prices, which resulted in increased market pressure.

The decrease in volumes during the three months December 31, 2015, as compared to the three months ended December 31, 2014, is due primarily to lower physical barrels being sold due to reduced production as a result of lower prices.  Also, we had an increase in buy/sell transactions during the three months ended December 31, 2015, as we took advantage of the contango market.  These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time.  As the revenues and costs of sales are netted for these transaction, so are the volumes.

Operating Expenses. Our crude oil logistics segment incurred operating expenses of $10.9 million during the three months ended December 31, 2015, compared to $10.1 million during the three months ended December 31, 2014. The increase was due primarily to a shift in the recording of incentive compensation expense related to bonuses from the crude oil logistics segment to “corporate and other” during the three months ended December 31, 2014.  See further discussion within the “Corporate and Other” section below.  For the three months ended December 31, 2015, operating expenses included costs related to storage and handling of assets classified as held for sale (see Note 4 to our unaudited condensed consolidated financial statements).

General and Administrative Expenses. Our crude oil logistics segment incurred general and administrative expenses of $2.1 million during the three months ended December 31, 2015, compared to $3.6 million during the three months ended December 31, 2014. General and administrative expenses during the three months ended December 31, 2014 included $1.4 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses were paid in December 2014. General and administrative expenses during the three months ended December 31, 2014 also included $0.1 million of compensation expense related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. Our crude oil logistics segment incurred depreciation and amortization expense of $10.0 million during the three months ended December 31, 2015, compared to $10.6 million during the three months ended December 31, 2014.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the periods indicated:

	Three Months Ended December 31,
	2015	2014	Change
	(in thousands)
Revenues:
Service fees	$35,138	$30,870	$4,268
Recovered hydrocarbons	8,414	19,355	(10,941)
Water transportation	—	16	(16)
Other revenues	1,886	—	1,886
Total revenues	45,438	50,241	(4,803)
Expenses:
Cost of sales—derivative gain (1)	(2,887)	(29,137)	26,250
Cost of sales—other	(241)	52	(293)
Operating expenses	30,009	26,373	3,636
General and administrative expenses	691	641	50
Depreciation and amortization expense	23,644	17,807	5,837
Total expenses	51,216	15,736	35,480
Segment operating income (loss)	$(5,778)	$34,505	$(40,283)

(1)         Includes realized and unrealized (gains) losses.

The following tables summarize activity separated between the following categories:

•                  facilities we owned before September 30, 2014, which we refer to below as “existing facilities”; and

•                  facilities we acquired or developed after September 30, 2014, which we refer to below as “recently acquired or developed facilities”.

Service Fee Revenues. The following table summarizes our service fee revenues (in thousands, except per barrel amounts) for the periods indicated:

	Three Months Ended December 31,
	2015			2014
		Water	Fees Per		Water	Fees Per
	Service	Barrels	Water Barrel	Service	Barrels	Water Barrel
	Fees	Processed	Processed	Fees	Processed	Processed

Existing facilities	$21,978	30,486	$0.72	$29,507	45,097	$0.65
Recently acquired or developed facilities	13,160	25,162	0.52	1,363	1,966	0.69
Total	$35,138	55,648	0.63	$30,870	47,063	0.66

The decrease in the volume processed at our existing facilities during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 was due primarily to a slowdown in customer production as a result of the lower crude oil prices, and was also due in part to migration of volumes from existing facilities to recently developed or acquired facilities due to the location of the facilities.

Recovered Hydrocarbon Revenues. The following table summarizes our recovered hydrocarbon revenues (in thousands, except per barrel amounts) for the periods indicated:

	Three Months Ended December 31,
	2015			2014
	Recovered	Water	Revenue Per	Recovered	Water	Revenue Per
	Hydrocarbon	Barrels	Water Barrel	Hydrocarbon	Barrels	Water Barrel
	Revenue	Processed	Processed	Revenue	Processed	Processed

Existing facilities	$5,331	30,486	$0.17	$18,442	45,097	$0.41
Recently acquired or developed facilities	3,083	25,162	0.12	913	1,966	0.46
Total	$8,414	55,648	0.15	$19,355	47,063	0.41

The decrease in revenue per barrel associated with recovered hydrocarbons was due primarily to the sharp decline in crude oil prices after September 30, 2014 and a decrease in the volume of hydrocarbons recovered per barrel of water processed.

Water Transportation Revenues. Our water solutions segment generated less than $0.1 million of water transportation revenue during the three months ended December 31, 2014. These revenues related to our water transportation business, which we sold during September 2014.

Other Revenues. Our water solutions segment generated $1.9 million of other revenues during the three months ended December 31, 2015 relating to the disposal of solids.

Cost of Sales. We enter into derivatives in our water solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater. Our cost of sales during the three months ended December 31, 2015 was reduced by $6.6 million of net realized gains on derivatives and was increased by $3.7 million of net unrealized losses on derivatives. Our cost of sales during the three months ended December 31, 2014 was reduced by $5.5 million of net unrealized gains on derivatives and $23.6 million of net realized gains on derivatives. In December 2014, we settled derivative contracts that had scheduled settlement dates from April 2015 through September 2015, in order to lock in the gains on those derivatives.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended December 31,
	2015	2014	Change
	(in thousands)
Existing facilities	$19,844	$25,399	$(5,555)
Recently acquired or developed facilities	10,165	974	9,191
Total	$30,009	$26,373	$3,636

The decrease in operating expenses for existing facilities was due primarily to lower operating costs of water disposal wells at existing facilities due to lower volumes processed.

General and Administrative Expenses. Our water solutions segment incurred general and administrative expenses of $0.7 million during the three months ended December 31, 2015, compared to $0.6 million during the three months ended December 31, 2014.

Depreciation and Amortization Expense. Our water solutions segment incurred depreciation and amortization expense of $23.6 million during the three months ended December 31, 2015, compared to $17.8 million during the three months ended December 31, 2014. Of the increase, $3.7 million related to recently acquired or developed facilities.

Liquids

The following table summarizes the operating results of our liquids segment for the periods indicated:

	Three Months Ended December 31,
	2015	2014 (1)	Change
	(in thousands)
Revenues:
Propane sales	$188,930	$396,248	$(207,318)
Other product sales	180,620	329,943	(149,323)
Other revenues	8,161	8,674	(513)
Total revenues (2)	377,711	734,865	(357,154)
Expenses:
Cost of sales—propane	170,558	399,783	(229,225)
Cost of sales—other products	150,203	301,609	(151,406)
Cost of sales—other	4,189	5,387	(1,198)
Operating expenses	14,617	7,348	7,269
Loss on disposal or impairment of assets, net	5	29,886	(29,881)
General and administrative expenses	1,681	2,062	(381)
Depreciation and amortization expense	3,537	2,838	699
Total expenses	344,790	748,913	(404,123)
Segment operating income (loss)	$32,921	$(14,048)	$46,969

(1)         During the three months ended December 31, 2015, we made certain changes in the way we attribute revenues and railcar cost of sales to the categories shown in the table above. These changes did not impact total revenues or total cost of sales. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)         Revenues include $24.2 million and $49.8 million of intersegment sales during the three months ended December 31, 2015 and 2014, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our liquids segment generated $188.9 million of wholesale propane sales revenue during the three months ended December 31, 2015, selling 348.5 million gallons at an average price of $0.54 per gallon. During the three months ended December 31, 2014, our liquids segment generated $396.2 million of wholesale propane sales revenue, selling 380.5 million gallons at an average price of $1.04 per gallon. The decrease in the volume of propane sales was due to significantly warm temperatures throughout our primary trade territories and competitive pressures resulting from high levels of supply in certain markets.

Our liquids segment generated $180.6 million of other wholesale products sales revenue during the three months ended December 31, 2015, selling 225.7 million gallons at an average price of $0.80 per gallon. During the three months ended December 31, 2014, our liquids segment generated $329.9 million of other wholesale products sales revenue, selling 230.3 million gallons at an average price of $1.43 per gallon. The decrease in the volume of other wholesale products sold was due in part to the loss of a butane customer.

Our liquids segment generated $8.2 million of other revenues during the three months ended December 31, 2015, compared to $8.7 million during the three months ended December 31, 2014. This revenue includes storage, terminaling and transportation services income. The decrease was due primarily to lower hauling revenues due to declining market conditions, partially offset by revenues related to Sawtooth, which we acquired in February 2015.

Cost of Sales. Our cost of wholesale propane sales was $170.6 million during the three months ended December 31, 2015, as we sold 348.5 million gallons at an average cost of $0.49 per gallon. Our cost of wholesale propane sales during the three months ended December 31, 2015 was decreased by $1.7 million of net unrealized gains on derivatives. During the three months ended December 31, 2014, our cost of wholesale propane sales was $399.8 million, as we sold 380.5 million gallons at an average cost of $1.05 per gallon.

Our cost of wholesale propane sales during the three months ended December 31, 2014 was increased by $6.5 million of net unrealized losses on derivatives. The following table summarizes our product margin (loss) for propane sales (in thousands, except per gallon amounts) for the periods indicated:

	Three Months Ended December 31,
	2015	2014

Propane revenues	$188,930	$396,248
Propane cost of sales	(170,558)	(399,783)
Propane product margin (loss)	$18,372	$(3,535)

Propane sold (gallons)	348,511	380,528

Product margin per gallon (loss)	$0.053	$(0.009)

Propane product margins per gallon of propane sold were higher during the three months ended December 31, 2015 than during the three months ended December 31, 2014.  Prices declined during the three months ended December 31, 2015, but not as sharply as they declined during the three months ended December 31, 2014.  Declining propane prices typically have an adverse affect on our margins.

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

Our cost of sales of other products was $150.2 million during the three months ended December 31, 2015, as we sold 225.7 million gallons at an average cost of $0.67 per gallon. Our cost of sales of other products during the three months ended December 31, 2015 was increased by $0.2 million of net unrealized losses on derivatives. During the three months ended December 31, 2014, our cost of sales of other products was $301.6 million, as we sold 230.3 million gallons at an average cost of $1.31 per gallon. Our cost of sales of other products during the three months ended December 31, 2014 was increased by $0.3 million of net unrealized losses on derivatives. The following table summarizes our per gallon product margin (in thousands, except per gallon amounts) for the periods indicated:

	Three Months Ended December 31,
	2015	2014

Other products revenues	$180,620	$329,943
Other products cost of sales	(150,203)	(301,609)
Other products product margin	$30,417	$28,334

Other products sold (gallons)	225,695	230,312

Product margin per gallon	$0.135	$0.123

Product margins during the three months ended December 31, 2015 benefitted from a high level of butane supply in the market, which lowered our product cost.

Operating Expenses. Our liquids segment incurred operating expenses of $14.6 million during the three months ended December 31, 2015, compared to $7.3 million during the three months ended December 31, 2014. The increase was partially due to $1.2 million of expenses related to Sawtooth, which we acquired in February 2015, and an increase in compensation expense due primarily to a shift in the recording of incentive compensation expense related to bonuses from the liquids segment to “corporate and other” during the three months ended December 31, 2014.  See further discussion within the “Corporate and Other” section below.

Loss on Disposal or Impairment of Assets, Net. Our liquids segment recorded losses on disposal of assets of $29.9 million during the three months ended December 31, 2014, which related primarily to the sale of a natural gas liquids terminal.

General and Administrative Expenses. Our liquids segment incurred general and administrative expenses of $1.7 million during the three months ended December 31, 2015, compared to $2.1 million during the three months ended December 31, 2014.

Depreciation and Amortization Expense. Our liquids segment incurred depreciation and amortization expense of $3.5 million during the three months ended December 31, 2015, compared to $2.8 million during the three months ended December 31, 2014. This increase was due primarily to $1.1 million of depreciation and amortization expense related to Sawtooth.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the periods indicated:

	Three Months Ended December 31,
	2015	2014	Change
	(in thousands)
Revenues:
Propane sales	$68,880	$99,859	$(30,979)
Distillate sales	19,133	29,102	(9,969)
Other revenues	12,132	10,804	1,328
Total revenues	100,145	139,765	(39,620)
Expenses:
Cost of sales—propane	27,471	54,712	(27,241)
Cost of sales—distillates	14,198	23,015	(8,817)
Cost of sales—other	4,305	3,445	860
Operating expenses	27,645	26,059	1,586
General and administrative expenses	2,980	3,108	(128)
Depreciation and amortization expense	9,096	7,949	1,147
Total expenses	85,695	118,288	(32,593)
Segment operating income	$14,450	$21,477	$(7,027)

Revenues. Our retail propane segment generated revenue of $68.9 million from propane sales during the three months ended December 31, 2015, selling 42.4 million gallons at an average price of $1.62 per gallon. During the three months ended December 31, 2014, our retail propane segment generated $99.9 million of revenue from propane sales, selling 48.3 million gallons at an average price of $2.07 per gallon. The decrease in volumes was due to significantly warmer temperatures during the quarter.

Our retail propane segment generated revenue of $19.1 million from distillate sales during the three months ended December 31, 2015, selling 9.1 million gallons at an average price of $2.10 per gallon. During the three months ended December 31, 2014, our retail propane segment generated $29.1 million of revenue from distillate sales, selling 9.4 million gallons at an average price of $3.10 per gallon. Distillate volumes were also adversely affected by the significantly warmer weather.

Cost of Sales. Our cost of retail propane sales was $27.5 million during the three months ended December 31, 2015, as we sold 42.4 million gallons at an average cost of $0.65 per gallon. During the three months ended December 31, 2014, our cost of retail propane sales was $54.7 million, as we sold 48.3 million gallons at an average cost of $1.13 per gallon. The following table summarizes our product margin for retail propane sales (in thousands, except per gallon amounts) for the periods indicated:

	Three Months Ended December 31,
	2015	2014

Propane revenues	$68,880	$99,859
Propane cost of sales	(27,471)	(54,712)
Propane product margin	$41,409	$45,147

Propane sold (gallons)	42,436	48,324

Product margin per gallon	$0.976	$0.934

Our cost of distillate sales was $14.2 million during the three months ended December 31, 2015, as we sold 9.1 million gallons at an average cost of $1.56 per gallon. During the three months ended December 31, 2014, our cost of distillate sales was $23.0 million, as we sold 9.4 million gallons at an average cost of $2.45 per gallon. The following table summarizes our product margin for distillate sales (in thousands, except per gallon amounts) for the periods indicated:

	Three Months Ended December 31,
	2015	2014

Distillate revenues	$19,133	$29,102
Distillate cost of sales	(14,198)	(23,015)
Distillate product margin	$4,935	$6,087

Distillate sold (gallons)	9,102	9,381

Product margin per gallon	$0.542	$0.649

Operating Expenses. Our retail propane segment incurred operating expenses of $27.6 million during the three months ended December 31, 2015, compared to $26.1 million during the three months ended December 31, 2014. The increase was due primarily to increased compensation associated with acquisitions of retail propane businesses.

General and Administrative Expenses. Our retail propane segment incurred general and administrative expenses of $3.0 million during the three months ended December 31, 2015, compared to $3.1 million during the three months ended December 31, 2014.

Depreciation and Amortization Expense. Our retail propane segment incurred depreciation and amortization expense of $9.1 million during the three months ended December 31, 2015, compared to $7.9 million during the three months ended December 31, 2014. The increase was due primarily to acquisitions of retail propane businesses.

Refined Products and Renewables

The following table summarizes the operating results of our refined products and renewables segment for the periods indicated:

	Three Months Ended December 31,
	2015	2014 (1)	Change
	(in thousands)
Revenues:
Refined products sales (2)	$1,532,928	$1,831,243	$(298,315)
Renewables sales	101,414	126,812	(25,398)
Service fees	32,381	25,993	6,388
Total revenues	1,666,723	1,984,048	(317,325)
Expenses:
Cost of sales—refined products	1,503,358	1,788,100	(284,742)
Cost of sales—renewables	91,253	117,525	(26,272)
Operating expenses	24,887	27,985	(3,098)
General and administrative expenses	4,030	11,692	(7,662)
Depreciation and amortization expense	11,493	9,788	1,705
Total expenses	1,635,021	1,955,090	(320,069)
Segment operating income	$31,702	$28,958	$2,744

(1)         During the three months ended September 30, 2015, we made certain changes in the way we attribute revenues and cost of sales to the categories shown in the table above. These changes did not impact total revenues or total cost of sales. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)         Revenues include $0.2 million and $0.6 million of intersegment sales during the three months ended December 31, 2015 and 2014, respectively, that are eliminated in our condensed consolidated statement of operations.

Revenues. Our refined products sales revenue was $1.5 billion during the three months ended December 31, 2015, selling 26.1 million barrels at an average price of $58.66 per barrel. Our refined products sales revenue was $1.8 billion during the three months ended December 31, 2014, selling 20.0 million barrels at an average price of $91.78 per barrel. The decrease in revenues was due primarily to a sharp decline in product prices, partially offset by higher sales volumes. The increase in volumes was due primarily to the purchase of certain pipeline capacity allocations from other shippers during the second half of the fiscal year ended March 31, 2015 and to expanded operations.

Our renewables sales revenue was $101.4 million during the three months ended December 31, 2015, selling 1.5 million barrels at an average price of $69.41 per barrel. Our renewables sales revenue was $126.8 million during the three months ended December 31, 2014, selling 1.4 million barrels at an average price of $87.58 per barrel.

Our refined products and renewables segment generated $32.4 million of service fee revenue during the three months ended December 31, 2015, compared to $26.0 million during the three months ended December 31, 2014. The increase was due primarily to the fact that one of TLP’s terminal facilities returned to service in November 2014, a one-time early asphalt contract termination settlement at various Gulf Coast terminals in November 2015, and the transfer of a contract obligation from NGL to a third party during the fiscal year ended March 31, 2015.

Cost of Sales. Our cost of refined products sales was $1.5 billion during the three months ended December 31, 2015, as we sold 26.1 million barrels at an average cost of $57.52 per barrel. Our cost of refined products sales was $1.8 billion during the three months ended December 31, 2014, as we sold 20.0 million barrels at an average cost of $89.62 per barrel. The following table summarizes our refined product margin (in thousands, except per barrel and per gallon amounts) for the periods indicated:

	Three Months Ended December 31,
	2015	2014

Refined products revenues	$1,532,928	$1,831,243
Refined products cost of sales	(1,503,358)	(1,788,100)
Refined products product margin	$29,570	$43,143

Refined products sold (barrels)	26,134	19,953

Product margin per barrel	$1.131	$2.162
Product margin per gallon	$0.027	$0.051

A significant portion of our refined product purchases and sales are priced based on a Gulf Coast index plus a specified differential. We use futures contracts with New York Harbor pricing to hedge the risk of price changes on our inventory valuation. Changes in the spreads between Gulf Coast and New York Harbor prices can impact the effectiveness of these futures contracts as hedges. During the three months ended December 31, 2015, Gulf Coast prices declined more than New York Harbor prices, and as a result, the futures contracts were less effective as hedges of our inventory valuation, which had an unfavorable impact on our product margins. We generally expect the spreads between the Gulf Coast and New York Harbor prices to be more consistent over the course of a year than during any individual quarter within the year. The tenor of these futures contracts, which are typically six months to one year in duration at inception, can also contribute to volatility in earnings among individual quarters within a fiscal year.

Our cost of renewables sales was $91.3 million during the three months ended December 31, 2015, as we sold 1.5 million barrels at an average cost of $62.46 per barrel. Our cost of renewables sales was $117.5 million during the three months ended December 31, 2014, as we sold 1.4 million barrels at an average cost of $81.16 per barrel. The following table summarizes our renewables product margin (in thousands, except per barrel and per gallon amounts) for the periods indicated:

	Three Months Ended December 31,
	2015	2014

Renewables revenues	$101,414	$126,812
Renewables cost of sales	(91,253)	(117,525)
Renewables product margin	$10,161	$9,287

Renewable products sold (barrels)	1,461	1,448

Product margin per barrel	$6.955	$6.414
Product margin per gallon	$0.166	$0.153

Per-barrel product margins were higher during the three months ended December 31, 2015 than during the three months ended December 31, 2014 due primarily to an increase in the amount we can claim for certain biodiesel tax credits from $5.8 million for transactions during calendar year 2014 to $6.2 million for transactions in calendar year 2015.

Operating Expenses. Our refined products and renewables segment incurred operating expenses of $24.9 million during the three months ended December 31, 2015, compared to $28.0 million during the three months ended December 31, 2014. The decrease was due primarily to insurance proceeds received during the three months ended December 31, 2015 for certain environmental remediation matters.

General and Administrative Expenses. Our refined products and renewables segment incurred general and administrative expenses of $4.0 million during the three months ended December 31, 2015, compared to $11.7 million during the three months ended December 31, 2014. General and administrative expenses during the three months ended December 31, 2014 were increased by $6.0 million of compensation expense related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. Our refined products and renewables segment incurred depreciation and amortization expense of $11.5 million during the three months ended December 31, 2015, compared to $9.8 million during the three months ended December 31, 2014.

Corporate and Other

The operating loss within “corporate and other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2015	2014	Change
	(in thousands)
Incentive compensation expense	$(2,994)	$(14,879)	$11,885
Acquisition expenses	(233)	(665)	432
Other corporate expenses	(9,692)	(10,455)	763
Total	$(12,919)	$(25,999)	$13,080

The expenses shown in the table above for incentive compensation include cash-based and equity-based compensation. Such incentive compensation expenses were lower during the three months ended December 31, 2015 than during the three months ended December 31, 2014, due primarily to two factors described below.

As part of its review of our executive compensation program, the Compensation Committee of the Board of Directors approved a new type of equity-based compensation award in April 2015, under which the number of common units that vest is contingent upon the performance of our common units relative to the performance of other entities in the Alerian MLP Index. We re-value the unvested Performance Awards at each quarter end using a Monte Carlo simulation and adjust the amount of expense accordingly. As a result of a decline in the market value of our common units during the three months ended December 31, 2015, the fair value of the unvested

Performance Awards has declined. During the three months ended December 31, 2015, we recorded a $1.8 million reduction to expense related to the Performance Awards.

We have also granted certain Service Awards, which vest contingent only on the continued service of the recipients. The expense associated with these Service Awards (exclusive of accruals of annual bonuses paid or expected to be paid in common units) was $0.4 million during the three months ended December 31, 2015, compared to $1.6 million during the three months ended December 31, 2014. We adjust our expense accruals for unvested Service Awards at each quarter end based on the market price of our common units, and the decline in the market value of our common units during the three months ended December 31, 2015 resulted in lower expense accruals for the Service Awards.

The expense associated with annual bonuses (a portion of which were paid or are expected to be paid in common units) was $4.4 million during the three months ended December  31, 2015, compared to $13.3 million during the three months ended December 31, 2014. The decrease in compensation expense was due to a shift in the recording bonus expenses from the individual business segments to “corporate and other” during the three months ended December 31, 2014.  This shift in the recording of the bonus expense was due to an expectation that a portion of the bonuses would be paid in common units rather than cash.  We record compensation expense related to common units within “corporate and other”, while compensation expense paid in cash is recorded within the individual business segments.

The expenses shown in the table above for acquisitions relate primarily to legal and advisory costs.

Segment Operating Results for the Nine Months Ended December 31, 2015 and 2014

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We have expanded our water solutions business considerably through numerous acquisitions of water treatment and disposal facilities. We expanded our liquids business through the February 2015 acquisition of Sawtooth. We expanded our retail propane business through numerous acquisitions of retail propane businesses. Our refined products and renewables businesses were significantly expanded with our July 2014 acquisition of TransMontaigne. The results of operations of our liquids and retail propane businesses are impacted by seasonality, due primarily to the increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our sales volumes and revenues. For these and other reasons, our results of operations for the nine months ended December 31, 2015 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2016.

Volumes

The following table summarizes the volume of product sold and water received for the periods indicated. Volumes shown in the following table include intersegment sales.

	Nine Months Ended December 31,
Segment	2015	2014	Change
	(in thousands)
Crude oil logistics
Crude oil sold (barrels)	55,911	63,295	(7,384)

Water solutions
Water received (barrels)	164,843	112,752	52,091

Liquids
Propane sold (gallons)	820,127	804,520	15,607
Other products sold (gallons)	649,909	614,546	35,363

Retail propane
Propane sold (gallons)	89,938	95,466	(5,528)
Distillates sold (gallons)	17,745	18,093	(348)

Refined products and renewables
Refined products sold (barrels)	71,209	49,047	22,162
Renewable products sold (barrels)	4,144	3,938	206

Revenues and Cost of Sales by Segment

The following table summarizes our revenues and cost of sales by segment for the periods indicated:

	Nine Months Ended December 31,
	2015			2014
		Cost of	Product		Cost of	Product
	Revenues	Sales	Margin	Revenues	Sales	Margin
	(in thousands)
Crude oil logistics	$2,862,870	$2,778,323	$84,547	$5,761,506	$5,704,896	$56,610
Water solutions	147,225	(8,088)	155,313	150,274	(27,951)	178,225
Liquids	909,940	802,593	107,347	1,805,258	1,738,342	66,916
Retail propane	217,798	96,417	121,381	286,025	168,590	117,435
Refined products and renewables	5,336,085	5,149,867	186,218	5,708,765	5,570,789	137,976
Corporate and other	—	—	—	1,513	2,547	(1,034)
Eliminations	(57,248)	(57,235)	(13)	(132,055)	(132,027)	(28)
Total	$9,416,670	$8,761,877	$654,793	$13,581,286	$13,025,186	$556,100

Operating Income (Loss) by Segment

The following table summarizes our operating income (loss) by segment for the periods indicated:

	Nine Months Ended December 31,
Segment	2015	2014	Change
	(in thousands)
Crude oil logistics	$12,689	$(25,313)	$38,002
Water solutions	(8,645)	48,390	(57,035)
Liquids	52,820	(4,032)	56,852
Retail propane	11,985	16,829	(4,844)
Refined products and renewables	59,478	36,525	22,953
Corporate and other	(81,630)	(67,105)	(14,525)
Operating income	$46,697	$5,294	$41,403

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2015	2014 (1)	Change
	(in thousands)
Revenues:
Crude oil sales	$2,818,752	$5,727,779	$(2,909,027)
Crude oil transportation and other	44,118	33,727	10,391
Total revenues (2)	2,862,870	5,761,506	(2,898,636)
Expenses:
Cost of sales	2,778,323	5,704,896	(2,926,573)
Operating expenses	35,537	38,487	(2,950)
General and administrative expenses	6,225	13,835	(7,610)
Depreciation and amortization expense	30,096	29,601	495
Total expenses	2,850,181	5,786,819	(2,936,638)
Segment operating income (loss)	$12,689	$(25,313)	$38,002

(1)         During the six months ended September 30, 2015, we made certain changes in the way we attribute revenues to the categories shown in the table above. These changes did not impact total revenues. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)         Revenues include $8.1 million and $26.2 million of intersegment sales during the nine months ended December 31, 2015 and 2014, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our crude oil logistics segment generated $2.8 billion of revenue from crude oil sales during the nine months ended December 31, 2015, selling 55.9 million barrels at an average price of $50.41 per barrel. During the nine months ended December 31, 2014, our crude oil logistics segment generated $5.7 billion of revenue from crude oil sales, selling 63.3 million barrels at an average price of $90.49 per barrel. The decrease in revenue per barrel was due primarily to the sharp decline in crude oil prices after September 30, 2014. The decrease in our sales volumes was due primarily to a slowdown in crude oil production and new drilling of crude oil in the current crude oil price environment.

Crude oil transportation and other revenues were $44.1 million during the nine months ended December 31, 2015, compared to $33.7 million during the nine months ended December 31, 2014. The increase was due primarily to crude oil markets being in contango during the nine months ended December 31, 2015 (a condition in which forward crude prices are greater than spot prices), which allowed us to generate revenue from leasing our owned storage and subleasing our leased storage.

Cost of Sales. Our cost of crude oil sold was $2.8 billion during the nine months ended December 31, 2015, as we sold 55.9 million barrels at an average cost of $49.69 per barrel. Our cost of sales during the nine months ended December 31, 2015 was reduced by $3.2 million of net unrealized gains on derivatives and $6.1 million of net realized gains on derivatives. During the nine months ended December 31, 2014, our cost of crude oil sold was $5.7 billion, as we sold 63.3 million barrels at an average cost of $90.13 per barrel. Our cost of sales during the nine months ended December 31, 2014 was increased by $4.0 million of net unrealized losses on derivatives and was reduced by $26.8 million of net realized gains on derivatives. The following table summarizes our product margin for crude oil sales (in thousands, except per barrel amounts) for the periods indicated:

	Nine Months Ended December 31,
	2015	2014

Crude oil sales revenues	$2,818,752	$5,727,779
Crude oil cost of sales	(2,778,323)	(5,704,896)
Crude oil product margin	$40,429	$22,883

Crude oil sold (barrels)	55,911	63,295

Product margin per barrel	$0.723	$0.362

Per-barrel product margins were higher during the nine months ended December 31, 2015 than during the nine months ended December 31, 2014 due primarily to a lower of cost or market adjustment of $20.0 million recorded at December 31, 2014, partially offset by lower crude oil prices, which resulted in increased market pressure.

Operating Expenses. Our crude oil logistics segment incurred operating expenses of $35.5 million during the nine months ended December 31, 2015, compared to $38.5 million during the nine months ended December 31, 2014. The decrease was due primarily to lower incentive compensation expense.

General and Administrative Expenses. Our crude oil logistics segment incurred general and administrative expenses of $6.2 million during the nine months ended December 31, 2015, compared to $13.8 million during the nine months ended December 31, 2014. General and administrative expenses during the nine months ended December 31, 2014 included $5.6 million of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses were paid in December 2014. General and administrative expenses during the nine months ended December 31, 2014 were also increased by $1.3 million of compensation expense related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. Our crude oil logistics segment incurred depreciation and amortization expense of $30.1 million during the nine months ended December 31, 2015, compared to $29.6 million during the nine months ended December 31, 2014.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2015	2014	Change
	(in thousands)
Revenues:
Service fees	$107,079	$72,809	$34,270
Recovered hydrocarbons	34,978	66,704	(31,726)
Water transportation	—	10,761	(10,761)
Other revenues	5,168	—	5,168
Total revenues	147,225	150,274	(3,049)
Expenses:
Cost of sales—derivative gain (1)	(7,847)	(34,207)	26,360
Cost of sales—other	(241)	6,256	(6,497)
Operating expenses	94,035	70,736	23,299
Loss on disposal or impairment of assets, net	923	4,385	(3,462)
General and administrative expenses	2,094	2,242	(148)
Depreciation and amortization expense	66,906	52,472	14,434
Total expenses	155,870	101,884	53,986
Segment operating income (loss)	$(8,645)	$48,390	$(57,035)

(1)         Includes realized and unrealized (gains) losses.

The following tables summarize activity separated between the following categories:

•                  facilities we owned before March 31, 2014, which we refer to below as “existing facilities”; and

•                  facilities we acquired or developed after March 31, 2014, which we refer to below as “recently acquired or developed facilities”.

Service Fee Revenues. The following table summarizes our service fee revenues (in thousands, except per barrel amounts) for the periods indicated:

	Nine Months Ended December 31,
	2015			2014
		Water	Fees Per		Water	Fees Per
	Service	Barrels	Water Barrel	Service	Barrels	Water Barrel
	Fees	Processed	Processed	Fees	Processed	Processed

Existing facilities	$57,396	72,945	$0.79	$60,378	93,230	$0.65
Recently acquired or developed facilities	49,683	91,898	0.54	12,431	19,522	0.64
Total	$107,079	164,843	0.65	$72,809	112,752	0.65

The decrease in the volume processed at our existing facilities during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 was due primarily to a slowdown in customer production as a result of the lower crude oil prices, and was also due in part to migration of volumes from existing facilities to recently developed or acquired facilities due to the location of the facilities.

Recovered Hydrocarbon Revenues. The following table summarizes our recovered hydrocarbon revenues (in thousands, except per barrel amounts) for the periods indicated:

	Nine Months Ended December 31,
	2015			2014
	Recovered	Water	Revenue Per	Recovered	Water	Revenue Per
	Hydrocarbon	Barrels	Water Barrel	Hydrocarbon	Barrels	Water Barrel
	Revenue	Processed	Processed	Revenue	Processed	Processed

Existing facilities	$19,675	72,945	$0.27	$61,119	93,230	$0.66
Recently acquired or developed facilities	15,303	91,898	0.17	5,585	19,522	0.29
Total	$34,978	164,843	0.21	$66,704	112,752	0.59

The decrease in revenue per barrel associated with recovered hydrocarbons was due primarily to the sharp decline in crude oil prices after September 30, 2014 and a decrease in the volume of hydrocarbons recovered per barrel of water processed.

Water Transportation Revenues. Our water solutions segment generated $10.8 million of water transportation revenue during the nine months ended December 31, 2014. These revenues related to our water transportation business, which we sold during September 2014.

Other Revenues. Our water solutions segment generated $5.2 million of other revenues during the nine months ended December 31, 2015 relating to the disposal of solids.

Cost of Sales. We enter into derivatives in our water solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expected to recover when processing the wastewater. Our cost of sales during the nine months ended December 31, 2015 was reduced by $9.1 million of net realized gains on derivatives and was increased by $1.3 million of net unrealized losses on derivatives. Our cost of sales during the nine months ended December 31, 2014 was reduced by $12.1 million of net unrealized gains on derivatives and $22.1 million of net realized gains on derivatives. In December 2014, we settled derivative contracts that had scheduled settlement dates from April 2015 through September 2015, in order to lock in the gains on those derivatives.

Our other cost of sales was $6.3 million during the nine months ended December 31, 2014. These costs related primarily to our water transportation business, which we sold during September 2014.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended December 31,
	2015	2014	Change
	(in thousands)
Existing facilities	$53,334	$58,102	$(4,768)
Recently acquired or developed facilities	40,701	12,634	28,067
Total	$94,035	$70,736	$23,299

The decrease in operating expenses for existing facilities was due primarily to lower operating costs of water disposal wells at existing facilities due to lower volumes processed.

Loss on Disposal or Impairment of Assets, Net.  Our water solutions segment recorded $0.9 million of losses on disposal or impairment of assets during the nine months ended December 31, 2015 and recorded a loss of $4.4 million on disposal or impairment of assets during the nine months ended December 31, 2014. The loss recorded during the nine months ended December 31, 2014 was due primarily to a loss of $4.0 million related to the sale of our water transportation business during September 2014.

General and Administrative Expenses. Our water solutions segment incurred general and administrative expenses of $2.1 million during the nine months ended December 31, 2015, compared to $2.2 million during the nine months ended December 31, 2014.

Depreciation and Amortization Expense. Our water solutions segment incurred depreciation and amortization expense of $66.9 million during the nine months ended December 31, 2015, compared to $52.5 million during the nine months ended December 31, 2014. Of the increase, $12.6 million related to recently acquired or developed facilities.

Liquids

The following table summarizes the operating results of our liquids segment for the periods indicated:

	Nine Months Ended December 31,
	2015	2014 (1)	Change
	(in thousands)
Revenues:
Propane sales	$393,442	$859,984	$(466,542)
Other product sales	488,967	925,018	(436,051)
Other revenues	27,531	20,256	7,275
Total revenues (2)	909,940	1,805,258	(895,318)
Expenses:
Cost of sales—propane	375,831	854,421	(478,590)
Cost of sales—other products	415,550	870,249	(454,699)
Cost of sales—other	11,212	13,672	(2,460)
Operating expenses	37,108	25,714	11,394
Loss (gain) on disposal or impairment of assets, net	(185)	29,768	(29,953)
General and administrative expenses	6,318	6,043	275
Depreciation and amortization expense	11,286	9,423	1,863
Total expenses	857,120	1,809,290	(952,170)
Segment operating income (loss)	$52,820	$(4,032)	$56,852

(1)         During the six months ended September 30, 2015, we made certain changes in the way we attribute revenues and railcar cost of sales to the categories shown in the table above. These changes did not impact total revenues or total cost of sales. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)         Revenues include $48.4 million and $105.3 million of intersegment sales during the nine months ended December 31, 2015 and 2014, respectively, that are eliminated in our condensed consolidated statements of operations.

Revenues. Our liquids segment generated $393.4 million of wholesale propane sales revenue during the nine months ended December 31, 2015, selling 820.1 million gallons at an average price of $0.48 per gallon. During the nine months ended December 31, 2014, our liquids segment generated $860.0 million of wholesale propane sales revenue, selling 804.5 million gallons at an average price of $1.07 per gallon. The increase in the volume sold was due primarily to the expansion of an agreement under which we market the majority of the production from a fractionation facility.

Our liquids segment generated $489.0 million of other wholesale products sales revenue during the nine months ended December 31 , 2015, selling 649.9 million gallons at an average price of $0.75 per gallon. During the nine months ended December 31, 2014, our liquids segment generated $925.0 million of other wholesale products sales revenue, selling 614.5 million gallons at an average price of $1.51 per gallon. The increase in the volume of other wholesale products sold was due to expanded operations.

Our liquids segment generated $27.5 million of other revenues during the nine months ended December 31, 2015, compared to $20.3 million during the nine months ended December 31, 2014. This revenue includes storage, terminaling and transportation services income. The increase was due primarily to $15.5 million of revenue related to Sawtooth, which we acquired in February 2015, partially offset by a $4.8 million decrease in hauling revenues due to declining market conditions.

Cost of Sales. Our cost of wholesale propane sales was $375.8 million during the nine months ended December 31, 2015, as we sold 820.1 million gallons at an average cost of $0.46 per gallon. Our cost of wholesale propane sales during the nine months ended December 31, 2015 was decreased by $0.6 million of net unrealized gains on derivatives. During the nine months ended December 31, 2014, our cost of wholesale propane sales was $854.4 million, as we sold 804.5 million gallons at an average cost of

$1.06 per gallon. Our cost of wholesale propane sales during the nine months ended December 31, 2014 was increased by $8.1 million of net unrealized losses on derivatives. The following table summarizes our product margin for propane sales (in thousands, except per gallon amounts) for the periods indicated:

	Nine Months Ended December 31,
	2015	2014

Propane revenues	$393,442	$859,984
Propane cost of sales	(375,831)	(854,421)
Propane product margin	$17,611	$5,563

Propane sold (gallons)	820,127	804,520

Product margin per gallon	$0.021	$0.007

Propane product margins per gallon of propane sold were higher during the nine months ended December 31, 2015 than during the nine months ended December 31, 2014.  Prices declined during the nine months ended December 31, 2015, but not as sharply as they declined during the nine months ended December 31, 2014.  Declining propane prices typically have an adverse affect on our margins.

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

Our cost of sales of other products was $415.6 million during the nine months ended December 31, 2015, as we sold 649.9 million gallons at an average cost of $0.64 per gallon. Our cost of sales of other products during the nine months ended December 31, 2015 was reduced by $1.6 million of net unrealized gains on derivatives. During the nine months ended December 31, 2014, our cost of sales of other products was $870.2 million, as we sold 614.5 million gallons at an average cost of $1.42 per gallon. Our cost of sales of other products during the nine months ended December 31, 2014 was reduced by $0.5 million of net unrealized gains on derivatives. The following table summarizes our per gallon product margin (in thousands, except per gallon amounts) for the periods indicated:

	Nine Months Ended December 31,
	2015	2014

Other products revenues	$488,967	$925,018
Other products cost of sales	(415,550)	(870,249)
Other products product margin	$73,417	$54,769

Other products sold (gallons)	649,909	614,546

Product margin per gallon	$0.113	$0.089

Product margins during the nine months ended December 31, 2015 benefitted from a high level of butane supply in the market, which lowered our product cost.

Operating Expenses. Our liquids segment incurred operating expenses of $37.1 million during the nine months ended December 31, 2015, compared to $25.7 million during the nine months ended December 31, 2014. The increase was due primarily to $3.4 million of expenses related to Sawtooth, which we acquired in February 2015, as well as a shift in the recording of incentive compensation expense related to bonuses from the liquids segment to “corporate and other” during the nine months ended December 31, 2014.  See further discussion within the “Corporate and Other” section below.

Loss on Disposal or Impairment of Assets, Net. Our liquids segment incurred losses on disposal of assets of $29.8 million during the nine months ended December 31, 2014, which related primarily to the sale of a natural gas liquids terminal.

General and Administrative Expenses. Our liquids segment incurred general and administrative expenses of $6.3 million during the nine months ended December 31, 2015, compared to $6.0 million during the nine months ended December 31, 2014. The increase was due primarily to $1.0 million of expenses related to Sawtooth, which we acquired in February 2015.

Depreciation and Amortization Expense. Our liquids segment incurred depreciation and amortization expense of $11.3 million during the nine months ended December 31, 2015, compared to $9.4 million during the nine months ended December 31, 2014. The increase was due to $3.8 million of expense during the nine months ended December 31, 2015 related to Sawtooth, which we acquired in February 2015, partially offset by $1.0 million of expense we recorded during the nine months ended December 31, 2014 related to a natural gas liquids terminal that we sold in December 2014.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the periods indicated:

	Nine Months Ended December 31,
	2015	2014	Change
	(in thousands)
Revenues:
Propane sales	$148,184	$200,437	$(52,253)
Distillate sales	39,758	59,327	(19,569)
Other revenues	29,856	26,261	3,595
Total revenues	217,798	286,025	(68,227)
Expenses:
Cost of sales—propane	55,703	111,433	(55,730)
Cost of sales—distillates	30,173	48,891	(18,718)
Cost of sales—other	10,541	8,266	2,275
Operating expenses	73,901	68,746	5,155
General and administrative expenses	8,784	8,656	128
Depreciation and amortization expense	26,711	23,204	3,507
Total expenses	205,813	269,196	(63,383)
Segment operating income	$11,985	$16,829	$(4,844)

Revenues. Our retail propane segment generated revenue of $148.2 million from propane sales during the nine months ended December 31, 2015, selling 89.9 million gallons at an average price of $1.65 per gallon. During the nine months ended December 31, 2014, our retail propane segment generated $200.4 million of revenue from propane sales, selling 95.5 million gallons at an average price of $2.10 per gallon. The decrease in volumes was due to significantly warmer temperatures and the decrease in selling price was due to lower commodity prices.

Our retail propane segment generated revenue of $39.8 million from distillate sales during the nine months ended December 31, 2015, selling 17.7 million gallons at an average price of $2.24 per gallon. During the nine months ended December 31, 2014, our retail propane segment generated $59.3 million of revenue from distillate sales, selling 18.1 million gallons at an average price of $3.28 per gallon.

Cost of Sales. Our cost of retail propane sales was $55.7 million during the nine months ended December 31, 2015, as we sold 89.9 million gallons at an average cost of $0.62 per gallon. During the nine months ended December 31, 2014, our cost of retail propane sales was $111.4 million, as we sold 95.5 million gallons at an average cost of $1.17 per gallon. The following table summarizes our product margin for retail propane sales (in thousands, except per gallon amounts) for the periods:

	Nine Months Ended December 31,
	2015	2014

Propane revenues	$148,184	$200,437
Propane cost of sales	(55,703)	(111,433)
Propane product margin	$92,481	$89,004

Propane sold (gallons)	89,938	95,466

Product margin per gallon	$1.028	$0.932

Our cost of distillate sales was $30.2 million during the nine months ended December 31, 2015, as we sold 17.7 million gallons at an average cost of $1.70 per gallon. During the nine months ended December 31, 2014, our cost of distillate sales was $48.9 million, as we sold 18.1 million gallons at an average cost of $2.70 per gallon. The following table summarizes our product margin for distillate sales (in thousands, except per gallon amounts) for the periods indicated:

	Nine Months Ended December 31,
	2015	2014

Distillate revenues	$39,758	$59,327
Distillate cost of sales	(30,173)	(48,891)
Distillate product margin	$9,585	$10,436

Distillate sold (gallons)	17,745	18,093

Product margin per gallon	$0.540	$0.577

Operating Expenses. Our retail propane segment incurred operating expenses of $73.9 million during the nine months ended December 31, 2015, compared to $68.7 million during the nine months ended December 31, 2014. The increase was due primarily to increased compensation associated with acquisitions of retail propane businesses.

General and Administrative Expenses. Our retail propane segment incurred general and administrative expenses of $8.8 million during the nine months ended December 31, 2015, compared to $8.7 million during the nine months ended December 31, 2014.

Depreciation and Amortization Expense. Our retail propane segment incurred depreciation and amortization expense of $26.7 million during the nine months ended December 31, 2015, compared to $23.2 million during the nine months ended December 31, 2014. The increase was due primarily to acquisitions of retail propane businesses.

Refined Products and Renewables

The following table summarizes the operating results of our refined products and renewables segment for the periods indicated. Our refined products and renewables segment was significantly expanded with our July 2014 acquisition of TransMontaigne. The resultant increase in revenues and cost of sales was offset by a sharp decline in product prices.

	Nine Months Ended December 31,
	2015	2014 (1)	Change
	(in thousands)
Revenues:
Refined products sales (2)	$4,946,136	$5,283,855	$(337,719)
Renewables sales	300,756	374,911	(74,155)
Service fees	89,193	49,999	39,194
Total revenues	5,336,085	5,708,765	(372,680)
Expenses:
Cost of sales—refined products	4,859,519	5,207,580	(348,061)
Cost of sales—renewables	290,348	363,209	(72,861)
Operating expenses	76,288	59,447	16,841
General and administrative expenses	13,632	19,455	(5,823)
Depreciation and amortization expense	36,820	22,549	14,271
Total expenses	5,276,607	5,672,240	(395,633)
Segment operating income	$59,478	$36,525	$22,953

(1)         During the six months ended September 30, 2015, we made certain changes in the way we attribute revenues and cost of sales to the categories shown in the table above. These changes did not impact total revenues or total cost of sales. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)         Revenues include $0.7 million and $0.6 million of intersegment sales during the nine months ended December 31, 2015, and 2014, respectively, that are eliminated in our condensed consolidated statement of operations.

Revenues. Our refined products sales revenue was $4.9 billion during the nine months ended December 31, 2015, selling 71.2 million barrels at an average price of $69.46 per barrel. Our refined products sales revenue was $5.3 billion during the nine months ended December 31, 2014, selling 49.0 million barrels at an average price of $107.73 per barrel.

Our renewables sales revenue was $300.8 million during the nine months ended December 31, 2015, selling 4.1 million barrels at an average price of $72.58 per barrel. Our renewables sales revenue was $374.9 million during the nine months ended December 31, 2014, selling 3.9 million barrels at an average price of $95.20 per barrel.

Our refined products and renewables segment generated $89.2 million of service fee revenues during the nine months ended December 31, 2015, compared to $50.0 million during the nine months ended December 31, 2014. The increase was due primarily to the inclusion of TransMontaigne in the full nine months of the current fiscal year, compared to six months of the prior fiscal year.

Cost of Sales. Our cost of refined products sales was $4.9 billion during the nine months ended December 31, 2015, as we sold 71.2 million barrels at an average cost of $68.24 per barrel. Our cost of refined products sales was $5.2 billion during the nine months ended December 31, 2014, as we sold 49.0 million barrels at an average cost of $106.18 per barrel. The following table summarizes our refined product margin (in thousands, except per barrel and per gallon amounts) for the periods indicated:

	Nine Months Ended December 31,
	2015	2014

Refined products revenues	$4,946,136	$5,283,855
Refined products cost of sales	(4,859,519)	(5,207,580)
Refined products product margin	$86,617	$76,275

Refined products sold (barrels)	71,209	49,047

Product margin per barrel	$1.216	$1.555
Product margin per gallon	$0.029	$0.037

Our cost of renewables sales was $290.3 million during the nine months ended December 31, 2015, as we sold 4.1 million barrels at an average cost of $70.06 per barrel. Our cost of renewables sales was $363.2 million during the nine months ended December 31, 2014, as we sold 3.9 million barrels at an average cost of $92.23 per barrel. The following table summarizes our renewables product margin (in thousands, except per barrel and per gallon amounts) for the periods indicated:

	Nine Months Ended December 31,
	2015	2014

Renewables revenues	$300,756	$374,911
Renewables cost of sales	(290,348)	(363,209)
Renewables product margin	$10,408	$11,702

Renewable products sold (barrels)	4,144	3,938

Product margin per barrel	$2.512	$2.972
Product margin per gallon	$0.060	$0.071

Per-barrel product margins were lower during the nine months ended December 31, 2015 than during the nine months ended December 31, 2014 due primarily to lower renewables prices caused by increased import activity, partially offset by an increase in the amount we can claim for certain biodiesel tax credits from $5.8 million for transactions during calendar year 2014 to $6.2 million for transactions in calendar year 2015.

Operating Expenses. Our refined products and renewables segment incurred operating expenses of $76.3 million during the nine months ended December 31, 2015, compared to $59.4 million during the nine months ended December 31, 2014. The increase was due primarily to the inclusion of TransMontaigne in the full nine months of the current fiscal year, compared to six months of the prior fiscal year.

General and Administrative Expenses. Our refined products and renewables segment incurred general and administrative expenses of $13.6 million during the nine months ended December 31, 2015, compared to $19.5 million during the nine months ended December 31, 2014. General and administrative expenses during the nine months ended December 31, 2014 were increased by $7.5 million of compensation expense related to termination benefits for certain TransMontaigne employees. This decrease was partially offset by the inclusion of TransMontaigne in the full nine months of the current fiscal year, compared to six months of the prior fiscal year.

Depreciation and Amortization Expense. Our refined products and renewables segment incurred depreciation and amortization expense of $36.8 million during the nine months ended December 31, 2015, compared to $22.5 million during the nine months ended December 31, 2014. The increase was due primarily to depreciation on TLP’s terminal assets and amortization of customer relationship intangible assets acquired in the business combination with TransMontaigne. TLP accounted for $34.1 million and $16.7 million of depreciation and amortization expense during the nine months ended December 31, 2015 and 2014, respectively.

Corporate and Other

The operating loss within “corporate and other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2015	2014	Change
	(in thousands)
Incentive compensation expense	$(54,286)	$(37,089)	$(17,197)
Acquisition expenses	(864)	(4,993)	4,129
Other corporate expenses	(26,480)	(25,023)	(1,457)
Total	$(81,630)	$(67,105)	$(14,525)

The expenses shown in the table above for incentive compensation include cash-based and equity-based compensation. Such incentive compensation expenses were higher during the nine months ended December 31, 2015 than during the nine months ended December 31, 2014, due primarily to two factors described below.

As part of its review of our executive compensation program, the Compensation Committee of the Board of Directors approved a new type of equity-based compensation award, under which the number of common units that vest is contingent upon the performance of our common units relative to the performance of other entities in the Alerian MLP Index. During the nine months ended December 31, 2015, three tranches of these Performance Awards were granted, with vesting dates of July 1, 2015, July 1, 2016, and July 1, 2017, respectively. We recorded $16.3 million of expense related to the Performance Awards during the nine months ended December 31, 2015, $16.1 million of which related to awards that vested on July 1, 2015.

We have also granted certain Service Awards, which vest contingent only on the continued service of the recipients. The number of outstanding Service Awards was higher at December 31, 2015 than at December 31, 2014. This was due in part to the addition of new employees as our business has expanded, and was due in part to increases in the number of Service Awards granted to certain employees following the Compensation Committee’s review of our compensation program. The expense associated with these Service Awards (exclusive of accruals of annual bonuses paid or expected to be paid in common units) was $22.0 million during the nine months ended December 31, 2015, compared to $12.8 million during the nine months ended December 31, 2014.

The expense associated with annual bonuses (a portion of which were paid or are expected to be paid in common units) was $16.0 million during the nine months ended December  31, 2015, compared to $24.3 million during the nine months ended December 31, 2014. We record compensation expense related to common units within “corporate and other”, while compensation expense paid in cash is recorded within the individual business segments.

The expenses shown in the table above for acquisitions relate primarily to legal and advisory costs. We incurred $3.7 million of such expenses during the nine months ended December 31, 2014 related to our acquisition of TransMontaigne.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $2.9 million during the three months ended December 31, 2015, compared to $1.2 million during the three months ended December 31, 2014. The increase was due primarily to an increase of $2.4 million in earnings from our investments in Glass Mountain, BOSTCO, and Frontera, partially offset by a decrease of $0.7 million in earnings from our investments in an ethanol production facility and a water supply company.

Equity in earnings of unconsolidated entities was $14.0 million during the nine months ended December 31, 2015, compared to $7.5 million during the nine months ended December 31, 2014. The increase was due primarily to an increase of $8.1 million of earnings from BOSTCO and Frontera that we acquired as part of our July 2014 acquisition of TransMontaigne, partially offset by a decrease of $1.8 million in earnings from our investments in an ethanol production facility and a water supply company.

Interest Expense

Interest expense includes interest expense on our revolving credit facilities and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on noninterest bearing debt obligations. Interest expense was $36.2 million during the three months ended December 31, 2015, compared to $30.1 million during the three months ended December 31, 2014. The increase in interest expense was due primarily to the increased level of debt outstanding on our Revolving Credit Facility (hereinafter defined) (the average balance outstanding on our Revolving Credit Facility was $1.9 billion during the three months ended December 31, 2015, compared to $1.3 billion during three months ended December 31, 2014), primarily to finance acquisitions and capital expenditures.

Interest expense was $98.5 million during the nine months ended December 31, 2015, compared to $79.2 million during the nine months ended December 31, 2014. The increase in interest expense was due primarily to (i) the increased level of debt outstanding on our Revolving Credit Facility (the average balance outstanding on our Revolving Credit Facility was $1.7 billion during the nine months ended December 31, 2015, compared to $1.1 billion during nine months ended December 31, 2014), primarily to finance acquisitions and capital expenditures; (ii) the issuance of $400.0 million of fixed-rate notes during July 2014, which bear a higher interest rate than our Revolving Credit Facility; and (iii) increased interest expense related to TLP’s credit facility (our interest in TLP was acquired in July 2014).

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Interest income (1)	$2,722	$1,547	$9,422	$2,771
Crude oil marketing arrangement (2)	(551)	(704)	(6,386)	(4,451)
Other (3)	(10)	2,528	(95)	4,043
Other income, net	$2,161	$3,371	$2,941	$2,363

(1)         Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility being used by a third party and to a loan receivable from an equity method investee.

(2)         Represents another party’s share of the profits generated from a joint crude oil marketing arrangement.

(3)         Includes $2.5 million of income related to the settlement of a contractual dispute during the three and nine months ended December 31, 2014.

Income Tax Expense (Benefit)

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

Income tax expense was $0.4 million during the three months ended December 31, 2015, compared to an income tax benefit of $2.1 million during the three months ended December 31, 2014. TransMontaigne was a taxable subsidiary from July 1, 2014 (the date we acquired TransMontaigne) to December 30, 2014 (the date we converted TransMontaigne to a non-taxable entity). Income tax benefit during the three months ended December 31, 2014 was attributable primarily to TransMontaigne.

Income tax benefit was $1.8 million during the nine months ended December 31, 2015, compared to $3.0 million during the nine months ended December 31, 2014. TransMontaigne was a taxable subsidiary from July 1, 2014 (the date we acquired TransMontaigne) to December 30, 2014 (the date we converted TransMontaigne to a non-taxable entity). Income tax benefit during the nine months ended December 31, 2015 includes a benefit of $3.6 million related to a change in estimate of the income tax obligation payable related to TransMontaigne. Income tax benefit during the nine months ended December 31, 2014 was attributable primarily to TransMontaigne.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our condensed consolidated financial statements reflects the other owners’ interests in these entities.

Net income attributable to noncontrolling interests was $6.1 million during the three months ended December 31, 2015, compared to $5.6 million during the three months ended December 31, 2014.

Net income attributable to noncontrolling interests was $12.9 million during the nine months ended December 31, 2015, compared to $9.1 million during the nine months ended December 31, 2014. The increase was due primarily to the July 2014 acquisition of TransMontaigne, in which we acquired a 2% general partner interest and a 19.7% limited partner interest in TLP.

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

We believe that our anticipated cash flows from operations and the borrowing capacity under our Revolving Credit Facility are sufficient to meet our liquidity needs. If our plans or assumptions change or are inaccurate, or if we make acquisitions, we may need to raise additional capital or sell assets. Our ability to raise additional capital, if necessary, depends on various factors and conditions, including market conditions. We cannot give any assurances that we can raise additional capital to meet these needs. Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

We have historically pursued a strategy of growth through acquisitions. Under current market conditions, the cost of capital is much higher than it has been in recent years; prospective lenders seek much higher interest rates than they have sought in the past, and at our current distribution level the yield on our common units is much higher than it has been in the past. Under these market conditions, we are much less likely to pursue acquisitions than we have been in the past. We continue to undertake certain capital expansion projects, including the construction of the Grand Mesa Pipeline and the continued development of Sawtooth natural gas liquids storage caverns, among others. We expect to be able to finance these projects through available capacity on our Revolving Credit Facility, asset sales or other forms of financing. We intend to continue to pay a quarterly distribution at the current level of $0.64 per quarter, although we do not expect to increase the amount of the quarterly distribution in the near term.

Credit Agreement

We have entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At December 31, 2015, our Revolving Credit Facility had a total capacity of $2.474 billion. Our Revolving Credit Facility has an “accordion” feature that allows us to increase the capacity by $150.0 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments.

The Expansion Capital Facility had a total capacity of $1.436 billion for cash borrowings at December 31, 2015. At that date, we had outstanding borrowings of $1.317 billion on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.038 billion for cash borrowings and letters of credit at December 31, 2015. At that date, we had outstanding borrowings of $603.5 million and outstanding letters of credit of $117.1 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our condensed consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement mature on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate plus a margin of 0.50% to 1.50% per year or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per year. The applicable margin is determined based on our consolidated leverage ratio (as defined in the Credit Agreement). At December 31, 2015, the borrowings under the Credit Agreement were LIBOR borrowings with an interest rate at December 31, 2015 of 2.68%, calculated as the LIBOR rate of 0.43% plus a margin of 2.25%. At December 31, 2015, the interest rate in effect on letters of credit was 2.50%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused capacity.

The Credit Agreement is secured by substantially all of our assets. In December 2015, we entered into an agreement with the banks to increase our maximum leverage ratio to 4.50 to 1 at any quarter end. The leverage coverage ratio in our Credit Agreement excludes TLP’s debt. At December 31, 2015, our leverage ratio was approximately 4.0 to 1. The Credit Agreement also specifies that our interest coverage ratio (as defined in the Credit Agreement) cannot be less than 2.75 to 1 at any quarter end. At December 31, 2015, our interest coverage ratio was approximately 5.6 to 1.

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

At December 31, 2015, we were in compliance with the covenants under the Credit Agreement.

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

At December 31, 2015, we were in compliance with the covenants under the indenture governing the 2019 Notes.

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

At December 31, 2015, we were in compliance with the covenants under the indenture governing the 2021 Notes.

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

The Note Purchase Agreement contains various customary representations, warranties, and additional covenants that, among other things, limit our ability to (subject to certain exceptions): (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) create or permit restrictions on the ability of certain of our subsidiaries to pay dividends or make other distributions to us, (v) enter into transactions with affiliates, (vi) enter into sale and leaseback transactions and (vii) consolidate, merge, or sell all or substantially all or any portion of our assets. In addition, the Note Purchase Agreement contains similar leverage ratio and interest coverage ratio requirements to those of our Credit Agreement described above. In December 2015, we amended the Note Purchase Agreement to change the covenants to mirror the changes made to the covenants in our Credit Agreement.  In addition, we agreed to pay an additional 0.5% per year in interest if our leverage ratio exceeds 4.25 to 1.

The Note Purchase Agreement provides for customary events of default that include, among other things (subject to customary grace and cure periods in certain cases): (i) failure to pay principal or interest when due, (ii) breach of certain covenants contained in the Note Purchase Agreement or the 2022 Notes, (iii) failure to pay certain other indebtedness or the acceleration of certain other indebtedness before maturity if the total amount of such indebtedness unpaid or accelerated exceeds $10.0 million, (iv) the rendering of a judgment for the payment of money in excess of $10.0 million, (v) the failure of the Note Purchase Agreement, the 2022 Notes, or the guarantees by the subsidiary guarantors to be in full force and effect in all material respects and (vi) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), the trustee or the holders of at least 51% in aggregate principal amount of the then outstanding 2022 Notes may declare all of the 2022 Notes to be due and payable immediately.

At December 31, 2015, we were in compliance with the covenants under the Note Purchase Agreement.

TLP Credit Facility

TLP is party to a credit agreement with a syndicate of banks that provides for a revolving credit facility (the “TLP Credit Facility”). The TLP Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million or (ii) 4.75 times Consolidated EBITDA (as defined in the TLP Credit Facility). The terms of the TLP Credit Facility include covenants that restrict TLP’s ability to make cash distributions, acquisitions and investments, including investments in joint ventures. TLP may make distributions of cash to the extent of TLP’s “available cash” (as defined in TLP’s partnership agreement). TLP may make acquisitions and investments that meet the definition of “permitted acquisitions,” “other investments” which may not exceed 5% of “consolidated net tangible assets,” and additional future “permitted JV investments” up to $125 million, which may include additional investments in BOSTCO. The commitments under the TLP Credit Facility mature on July 31, 2018.

TLP may elect to have loans under the TLP Credit Facility bear interest at either (i) a rate of LIBOR plus a margin ranging from 2% to 3% depending on the total leverage ratio then in effect, or (ii) the base rate plus a margin ranging from 1% to 2% depending on the total leverage ratio then in effect. TLP also pays commitment fees on any unused capacity, ranging from 0.375% to 0.5% per year, depending on the total leverage ratio then in effect. For the three months ended December 31, 2015, the weighted-average interest rate on borrowings under the TLP Credit Facility was approximately 2.9%. TLP’s obligations under the TLP Credit Facility are secured by a first priority security interest in favor of the lenders in the majority of TLP’s assets, including TLP’s investments in unconsolidated entities. At December 31, 2015, TLP had outstanding borrowings under the TLP Credit Facility of $248.0 million and no outstanding letters of credit.

The TLP Credit Facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the TLP Credit Facility are (i) a total leverage ratio test (not to exceed 4.75 times), (ii) a senior secured leverage ratio test (not to exceed 3.75 times) if TLP issues senior unsecured notes, and (iii) a minimum interest coverage ratio test (not less than 3.0 times). These financial covenants are based on “Consolidated EBITDA” (as defined in the TLP Credit Facility). The TLP Credit Facility is non-recourse to the Partnership. At December 31, 2015, TLP was in compliance with the covenants under the TLP Credit Facility.

The following table summarizes our basis in the assets and liabilities of TLP at December 31, 2015, inclusive of the impact of our acquisition accounting for the business combination with TransMontaigne (in thousands):

Cash and cash equivalents	$681
Accounts receivable—trade	5,974
Accounts receivable—affiliates	515
Inventories	1,411
Prepaid expenses and other current assets	999
Property, plant and equipment, net	474,331
Goodwill	30,169
Intangible assets, net	60,409
Investments in unconsolidated entities	254,516
Other noncurrent assets	674
Accounts payable—trade	(7,895)
Accounts payable—affiliates	(153)
Net intercompany payable	(1,632)
Accrued expenses and other payables	(8,584)
Advanced payments received from customers	(151)
Long-term debt	(248,000)
Other noncurrent liabilities	(2,731)
Net assets	$560,533

Revolving Credit Balances

The following table summarizes our revolving credit facility borrowings for the periods indicated:

	Average
	Daily	Lowest	Highest
	Outstanding	Balance	Balance
	(in thousands)
Nine Months Ended December 31, 2015
Expansion capital borrowings	$1,012,918	$739,500	$1,380,000
Working capital borrowings	651,096	546,000	756,000
TLP credit facility borrowings	253,593	244,000	263,400

Nine Months Ended December 31, 2014
Expansion capital borrowings	$350,284	$114,000	$620,000
Working capital borrowings	732,340	339,500	1,046,000
TLP credit facility borrowings	249,060	228,000	259,700

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Nine Months Ended December 31,
Cash Flows Provided by (Used in)	2015	2014
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$119,539	$(92,557)
Changes in operating assets and liabilities	173,595	174,397

Operating activities	$293,134	$81,840

Investing activities	(595,101)	(1,114,502)

Financing activities	285,843	1,052,778

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

Investing Activities. Net cash used in investing activities was $595.1 million during the nine months ended December 31, 2015, compared to $1.1 billion during the nine months ended December 31, 2014. The decrease in net cash used in investing activities was due primarily to a $926.7 million decrease in cash paid for acquisitions during the nine months ended December 31, 2015 as cash paid for acquisitions during the nine months ended December 31, 2014 included $580.7 million for the acquisition of TransMontaigne. This decrease was partially offset by:

•                  an increase in capital expenditures from $135.4 million during the nine months ended December 31, 2014, $106.9 million of which was expansion capital (of this expansion capital, $3.7 million related to TLP) and $28.5 million of which was maintenance capital (of this maintenance capital, $2.0 million related to TLP), to $372.1 million during the nine months ended December 31, 2015, $333.0 million of which was expansion capital (of this expansion capital, $10.4 million related to TLP) and $39.1 million of which was maintenance capital (of this maintenance capital, $11.4 million related to TLP);

•                  a $125.0 million increase due to the purchase of a 37.5% undivided interest in a crude oil pipeline from Colorado to Oklahoma (see “Recent Developments”) during the nine months ended December 31, 2015; and

•                  a $98.2 million decrease in cash flows from derivatives.

Financing Activities. Net cash provided by financing activities was $285.8 million during the nine months ended December 31, 2015, compared to $1.1 billion during the nine months ended December 31, 2014. The decrease in net cash provided by financing activities was due primarily to:

•                  $400.0 million in proceeds received from the issuance of the 2019 Notes during the nine months ended December 31, 2014;

•                  $370.4 million in proceeds received from the sale of our common units during the nine months ended December 31, 2014; and

•                  a $71.5 million increase in distributions paid to our partners and noncontrolling interest owners during the nine months ended December 31, 2015.

The following table summarizes distributions declared during our current and prior fiscal years:

			Amount	Amount Paid To	Amount Paid To
Date Declared	Record Date	Date Paid	Per Unit	Limited Partners	General Partner
				(in thousands)	(in thousands)
April 24, 2014	May 5, 2014	May 15, 2014	$0.5513	$43,737	$5,754
July 24, 2014	August 4, 2014	August 14, 2014	0.5888	52,036	9,481
October 24, 2014	November 4, 2014	November 14, 2014	0.6088	53,902	11,141
January 26, 2015	February 6, 2015	February 13, 2015	0.6175	54,684	11,860
April 24, 2015	May 5, 2015	May 15, 2015	0.6250	59,651	13,446
July 23, 2015	August 3, 2015	August 14, 2015	0.6325	66,244	15,483
October 22, 2015	November 3, 2015	November 13, 2015	0.6400	67,313	16,277
January 21, 2016	February 3, 2016	February 15, 2016	0.6400	67,303	16,277

The following table summarizes distributions declared by TLP after our acquisition of general and limited partner interests in TLP (exclusive of the distribution declared in July 2014, the proceeds of which we remitted to the former owners of TransMontaigne, pursuant to agreements entered into at the time of the business combination):

					Amount Paid To
Date Declared	Record Date	Date Paid	Amount Per Unit	Amount Paid To NGL	Noncontrolling Interest Owners
				(in thousands)	(in thousands)
October 13, 2014	October 31, 2014	November 7, 2014	$0.6650	$4,010	$8,614
January 8, 2015	January 30, 2015	February 6, 2015	0.6650	4,010	8,614
April 13, 2015	April 30, 2015	May 7, 2015	0.6650	4,007	8,617
July 13, 2015	July 31, 2015	August 7, 2015	0.6650	4,007	8,617
October 12, 2015	October 30, 2015	November 6, 2015	0.6650	4,007	8,617
January 19, 2016	January 29, 2016	February 8, 2016	0.6700	4,104	8,681

Common Unit Repurchase Program

On September 10, 2015, the Board of Directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $45 million of our outstanding common units through March 31, 2016. We may repurchase common units from time to time in the open market or in other privately negotiated transactions. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. During the nine months ended December 31, 2015, we repurchased 398,141 common units for an aggregate price of $7.7 million.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015 for our fiscal years ending thereafter:

		Three Months
		Ending
		March 31,	Year Ending March 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Principal payments on long-term debt—
Expansion capital borrowings	$1,317,000	$—	$—	$—	$1,317,000	$—	$—
Working capital borrowings	603,500	—	—	—	603,500	—	—
2019 Notes	400,000	—	—	—	—	400,000	—
2021 Notes	450,000	—	—	—	—	—	450,000
2022 Notes	250,000	—	—	25,000	50,000	50,000	125,000
TLP Credit Facility	248,000	—	—	—	248,000	—	—
Other long-term debt	62,592	1,016	7,263	7,056	6,581	5,959	34,717
Interest payments on long-term debt—
Revolving Credit Facility (1)	156,928	13,697	55,089	55,089	33,053	—	—
2019 Notes	82,000	10,250	20,500	20,500	20,500	10,250	—
2021 Notes	185,625	—	30,938	30,938	30,938	30,938	61,873
2022 Notes	70,656	4,156	16,625	16,209	13,300	9,975	10,391
TLP Credit Facility	17,996	2,249	6,746	6,746	2,255	—	—
Other long-term debt	14,945	733	3,725	3,311	2,899	2,515	1,762
Letters of credit	117,117	—	—	—	117,117	—	—
Future minimum lease payments under noncancelable operating leases	443,439	28,264	100,606	85,570	61,645	52,043	115,311
Future minimum throughput payments under noncancelable agreements (2)	320,706	14,156	56,684	56,770	55,978	46,146	90,972
Construction commitments (3)	135,659	94,177	41,482	—	—	—	—
Fixed-price commodity purchase commitments (4)	60,701	57,276	3,425	—	—	—	—
Index-price commodity purchase commitments (5)	713,695	648,101	65,594	—	—	—	—
Total contractual obligations	$5,650,559	$874,075	$408,677	$307,189	$2,562,766	$607,826	$890,026

Purchase commitments (thousands):
Natural gas liquids fixed-price (gallons) (6)	25,653	18,695	6,958	—	—	—	—
Natural gas liquids index-price (gallons) (6)	406,147	261,117	145,030	—	—	—	—
Crude oil fixed-price (barrels) (6)	1,075	1,075	—	—	—	—	—
Crude oil index-price (barrels) (6)	21,371	21,371	—	—	—	—	—

(1)          The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at December 31, 2015. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

(2)          At December 31, 2015, we had agreements with crude oil and refined products pipeline operators obligating us to minimum throughput payments in exchange for pipeline capacity commitments.

(3)          At December 31, 2015, we had the following construction commitments:

•                   In November 2015, we reached an agreement with Saddlehorn to jointly construct, own and operate a crude oil pipeline. At December 31, 2015, our share of the remaining total construction costs for this pipeline is approximately $125 million. Construction of the joint pipeline is expected to be completed in August 2016, with service beginning during the fourth quarter of calendar year 2016.

•                   In February 2015, we acquired Sawtooth, which owns a natural gas liquids salt dome storage facility in Utah with rail and truck access to western United States markets. As part of this acquisition, we also entered into a construction agreement to expand the storage capacity of the facility. We anticipate this project will be completed by the end of the second calendar quarter of 2016. At December 31, 2015, the construction commitments for this project were $10.7 million.

(4)   At December 31, 2015, we had the following purchase commitments (in thousands):

Natural gas liquids fixed-price	$14,506
Crude oil fixed-price	46,195

(5)   At December 31, 2015, we had the following purchase commitments (in thousands):

Natural gas liquids index-price	$167,396
Crude oil index-price	546,299

Index prices are based on a forward price curve at December 31, 2015. A theoretical change of $0.10 per gallon in the underlying commodity price at December 31, 2015 would result in a change of $40.6 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at December 31, 2015 would result in a change of $21.4 million in the value of our index-price crude oil purchase commitments.

(6)   At December 31, 2015, we had the following sales contract volumes (in thousands):

Natural gas liquids fixed-price (gallons)	146,488
Natural gas liquids index-price (gallons)	267,468
Crude oil fixed-price (barrels)	2,093
Crude oil index-price (barrels)	21,331

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases described in Note 11 to our condensed consolidated financial statements included in this Quarterly Report.

Environmental Legislation

Please see our Annual Report for a discussion of proposed environmental legislation and regulations that, if enacted, could result in increased compliance and operating costs. However, at this time we cannot predict the structure or outcome of any future legislation or regulations or the eventual cost we could incur in compliance.

Trends

Crude oil prices can fluctuate widely based on changes in supply and demand conditions. The opportunity to generate revenues in our crude oil logistics business is heavily influenced by the volume of crude oil being produced. Crude oil prices declined sharply during the period from July 2014 through December 2015 (the spot price for NYMEX West Texas Intermediate crude oil at Cushing, Oklahoma declined from $105.34 per barrel at July 1, 2014 to $37.04 per barrel at December 31, 2015). While crude oil production in the United States has been strong in recent years, the sharp decline in crude oil prices has reduced the incentive for producers to expand production. If crude oil prices remain low, resultant declines in crude oil production may adversely impact volumes in our crude oil logistics business.

Since January 2015, crude oil markets have been in contango (a condition in which the forward crude price is higher that the spot price).  Our crude oil logistics business benefits when the market is in contango, as higher forward prices result in inventory holding gains between the time we financially hedge a barrel in inventory and physically sell the same barrel.  In addition, we are able to better use our storage assets when crude oil markets are in contango.

Our opportunity to generate revenues in our water solutions business is based on the level of production of natural gas and crude oil in the areas where our facilities are located. As described above, crude oil prices declined sharply during the year ended March 31, 2015. At current market prices, producers may reduce drilling activity, which could have an adverse impact on the volumes of our water solutions business. A portion of the revenues of our water solutions business is generated from the sale of hydrocarbons that we recover when processing the wastewater. Because of this, lower crude oil prices result in lower per-barrel revenues for our water solutions business.

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

During the three months ended December 31, 2015, prices for refined products declined. Gulf Coast prices, on which our sales contracts are based, declined more than the New York Harbor prices, on which our futures contracts are based, which had an adverse impact on our weighted-average cost of sales. Based on historical experience, we generally expect the spreads between Gulf Coast and New York Harbor prices to be more consistent over the course of a contract year than during any individual quarter within the year, and that we should expect more volatility in weighted-average cost of sales among quarters within a fiscal year than we would expect during a full fiscal year.

The decline in crude oil prices has had an adverse impact on many participants in the energy markets, and the inherent risk of customer or counterparty nonperformance is higher when crude oil prices are low or in decline.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015—11, “Simplifying the Measurement of Inventory.” The ASU requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. The ASU is effective for the Partnership beginning April 1, 2017, although early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operation.

In April 2015, the FASB issued ASU No. 2015—03, “Simplifying the Presentation of Debt Issuance Costs.” The ASU requires that debt issuance costs (excluding costs associated with revolving debt arrangements) be presented in the balance sheet as a reduction to the carrying amount of the debt. We plan to adopt this ASU effective March 31, 2016, when we will begin presenting debt issuance costs as a reduction to long-term debt, rather than as an intangible asset. At December 31, 2015, intangible assets on our condensed consolidated balance sheet include $17.4 million of debt issuance costs associated with our senior notes that, upon adoption of this ASU, would be reclassified as a reduction to long-term debt. The ASU requires retrospective application for all prior periods presented. At March 31, 2015, intangible assets on our condensed consolidated balance sheet include $17.8 million of debt issuance costs associated with our senior notes that, upon adoption of this ASU, will be reclassified as a reduction to long-term debt.

In May 2014, the FASB issued ASU No. 2014—09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU is effective for the Partnership beginning April 1, 2018, and allows for both full retrospective and modified retrospective (with cumulative effect) methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

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

We enter into certain contracts whereby we agree to purchase product from a counterparty and sell the same volume of product to the same counterparty at a different location or time. When such agreements are entered into at the same time and in contemplation of each other, we record the revenues for these transactions net of cost of sales.

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

Crude oil prices began declining in July 2014 and continued to decline during calendar year 2015. Low crude oil prices have had an unfavorable impact on our water solutions business, as the volume of water we process is driven in part by the level of crude oil production, and the lower crude oil prices have given producers less incentive to expand production. In addition, a portion of the revenues of our water solutions business are generated from the sale of crude oil that we recover in the process of treating the wastewater, and low crude oil prices have an adverse impact on these revenues.

Due to the decline in crude oil prices and the crude oil production, we tested the goodwill within our water solutions business for impairment as of December 31, 2015.  We calculated fair value for our water solutions business by discounting the forecasted cash flows.  Significant inputs to the valuation of the water solutions business includes estimates of (i) future cash flows, including revenues, expenses and capital expenditures, (ii) timing of cash flow, (iii) useful lives of the assets, (iv) forward crude oil prices, adjusted for estimated location differential and (v) a discount rate.  Our calculation of estimated fair value exceeded the carrying value of our water solutions business.  Due to the continuing volatility within the crude oil market we believe that it is reasonably possible that our estimate of fair value could change and result in us impairing a portion of the goodwill for our water solutions business.   We plan to review our assumptions and inputs used in our calculation during the fourth quarter of fiscal year 2016.

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

Asset Retirement Obligations

We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. Our condensed consolidated balance sheet at December 31, 2015 includes a liability of $5.0 million related to asset retirement obligations, which is reported within other noncurrent liabilities. This liability is related to contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. Our liability for asset retirement obligations is discounted to present value. To calculate the liability, we make estimates and assumptions about the retirement cost and the timing of retirement. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

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

Tank Bottoms

Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost within property, plant and equipment on our condensed consolidated balance sheets. We recover tank bottoms when the storage tanks are removed from service. The following table summarizes the tank bottoms reported in our condensed consolidated balance sheet at December 31, 2015:

	Volume
Product	(in barrels)	Value
	(in thousands)
Gasoline	230	$26,906
Crude oil	231	19,349
Diesel	113	13,697
Renewables	28	2,906
Other	12	708
Total		$63,566

Linefill

We have entered into long-term commitments to ship specified minimum volumes of crude oil on certain third-party owned pipelines. These agreements require that we maintain a certain minimum amount of crude oil in the pipeline to serve as linefill over the duration of the agreement. We report such linefill at historical cost within other noncurrent assets on our condensed consolidated balance sheets. At December 31, 2015, linefill was $35.1 million and consisted of 487,104 barrels of crude oil.

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

Equity-Based Compensation

Our general partner has granted certain restricted units to employees and directors under a long-term incentive plan. Awards granted under the long-term incentive plan include restricted units that vest contingent on the continued service of the recipients through the vesting date (the “Service Awards”). Awards also include restricted units that are contingent upon both the continued service of the recipients through the vesting date and also on the performance of our common units relative to other entities in the Alerian MLP Index over specified periods of time (the “Performance Awards”). The awards may also vest in the event of a change in control, at the discretion of the board of directors.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2015, we had $1.92 billion of outstanding borrowings under our Revolving Credit Facility at a rate of 2.68%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $2.4 million, based on borrowings outstanding at December 31, 2015.

The TLP Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2015, TLP had $248.0 million of outstanding borrowings under the TLP Credit Facility at a rate of 2.72%. A change in interest rates of 0.125% would result in an increase or decrease in TLP’s annual interest expense of $0.3 million, based on borrowings outstanding at December 31, 2015.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2015, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales. The following table summarizes the hypothetical impact on the December 31, 2015 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase
(Decrease)
To Fair Value
Crude oil (crude oil logistics segment)	$(4,707)
Crude oil (water solutions segment)	(1,049)
Propane (liquids segment)	657
Other products (liquids segment)	(195)
Refined products (refined products and renewables segment)	(15,276)
Renewables (refined products and renewables segment)	(8,869)
Other Canadian dollars (liquids segment)	894

Fair Value

We use observable market values for determining the fair value of our derivative instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis.

Item 4.                   Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13(a)—15(e) and 15(d)—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2015. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of December 31, 2015, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Other than changes that have resulted or may result from our acquisition of TransMontaigne, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)—15(f) of the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We acquired TransMontaigne and certain related operations in July 2014, as described in Note 5 to our condensed consolidated financial statements included in this Quarterly Report. At this time, we continue to evaluate the business and internal controls and processes associated with TransMontaigne and are making various changes to its operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over this acquired business. We expect that our evaluation and integration efforts related to these operations will continue into future fiscal quarters.

PART II

Item 1.                   Legal Proceedings

For information related to legal proceedings, please see the discussion under the caption “Legal Contingencies” in Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

The U.S. Environmental Protection Agency (“EPA”) has informed NGL Crude Logistics, LLC (“NGL Crude”; formerly known as Gavilon, LLC (“Gavilon Energy”) prior to its acquisition by us in December 2013) of alleged violations in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations. The EPA’s allegations relate to transactions between Gavilon Energy and one of its suppliers and the generation of biodiesel renewable identification numbers sold by such supplier to Gavilon Energy in 2011.  We have vigorously denied the allegations.  In an effort to resolve this matter, the parties have recently commenced settlement negotiations, which are ongoing.

At this time, we are unable to ascertain whether the settlement discussions will produce a resolution satisfactory to us or whether the EPA will seek resolution of the matter through an enforcement action. As a result, we are also unable to determine the likely terms of any resolution or their significance to us.  Although we believe we have legal defenses, it is reasonably possible that we may agree to pay the EPA some amount to settle the matter.

Item 1A.          Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Common Unit Repurchase Program

On September 10, 2015, the Board of Directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $45 million of our outstanding common units through March 31, 2016. We may repurchase common units from time to time in the open market or in other privately negotiated transactions. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. The following table summarizes the repurchase of common units during the three months ended December 31, 2015.

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Common Unit	Program	Under the Program

October 1–31, 2015	—	$—	—	$41,349,748
November 1–30, 2015	78,321	17.93	66,333	40,175,794
December 1–31, 2015	174,182	16.67	174,182	37,272,180
Total	252,503	$17.09	240,515	$37,272,180

The common units not repurchased under the publicly announced program were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are including the common units surrendered in the “Total Number of Common Units Purchased” column.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

On February 4, 2016, H. Michael Krimbill was appointed to serve as the Interim Chief Financial Officer of NGL Energy Holdings LLC (the “General Partner”), our general partner, until a replacement for Atanas Atanasov, who resigned on January 27, 2016, is appointed.

Mr. Krimbill, 62, has served as our Chief Executive Officer since October 2010 and as a member of the board of directors of our general partner since its formation in September 2010.  He will continue serving in this role while serving as Interim Chief Financial Officer.

Item 6.         Exhibits

Exhibit Number		Exhibit

4.1	*	Amendment No. 9 to Note Purchase Agreement, dated as of December 23, 2015, among the Partnership and the purchasers named therein
10.1	*	Facility Increase Agreement, dated October 7, 2015, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto
10.2	*

Amendment No. 11 to Credit Agreement, dated as of December 23, 2015 and effective as of December 23, 2015, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto

12.1	*	Computation of ratios of earnings to fixed charges
31.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**

The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statement of Changes in Equity for the nine months ended December 31, 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 9, 2016		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 9, 2016		By:	/s/ Lawrence J. Thuillier
Lawrence J. Thuillier
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number		Exhibit

4.1	*	Amendment No. 9 to Note Purchase Agreement, dated as of December 23, 2015, among the Partnership and the purchasers named therein
10.1	*	Facility Increase Agreement, dated October 7, 2015, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto
10.2	*

Amendment No. 11 to Credit Agreement, dated as of December 23, 2015 and effective as of December 23, 2015, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto

12.1	*	Computation of ratios of earnings to fixed charges
31.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**

The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statement of Changes in Equity for the nine months ended December 31, 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.