Form 10-K
period 2016-03-31
NGL Energy Partners LP
filed 2016-05-31
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value at September 30, 2015 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($19.97 per Common Unit) was $1.9 billion. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At May 23, 2016, there were 104,169,573 common units issued and outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K of NGL Energy Partners LP (referred to herein as the “Partnership,” “we,” “us” or “our”) includes restated unaudited quarterly consolidated financial information as of and for the periods ended June 30, 2015, September 30, 2015 and December 31, 2015. We will not file amended periodic reports for any prior filings, including Forms 10-Q for any of the affected quarterly periods.

Restatement Background

In connection with the recording of business combinations that occurred in the fourth quarter of fiscal year 2016, the Partnership identified certain contingent consideration liabilities in connection with those fourth quarter 2016 business combinations, and determined that the Partnership had not correctly accounted for contingent consideration related to royalty payments that were part of certain prior business combinations within its Water Solutions segment that had occurred prior to the fourth quarter of fiscal year 2016. The application of the correct accounting treatment results in an increase to goodwill, current liabilities and long-term liabilities and an increase to earnings for the first three quarters of the fiscal year ended March 31, 2016.

As a result of this error, on May 31, 2016, the Partnership’s management, Audit Committee and Board of Directors concluded, after consideration of the relevant facts and circumstances, that the Partnership’s unaudited interim consolidated financial statements set forth in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015 should be restated and that such financial statements previously filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon and on that date filed a Form 8-K with the SEC to report such non-reliance. In addition, based on the relevant facts and circumstances, the Partnership’s management, Audit Committee and Board of Directors concluded that the correction was not material to any other periods prior to fiscal year 2016.

Within this Annual Report on Form 10-K for the year ended March 31, 2016, the Partnership has included restated unaudited quarterly data for each of the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015 in the notes to the consolidated financial statements. For the financial data related to its fiscal year ended March 31, 2015 and all unaudited quarterly financial data for the quarters ended June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership has included financial data that contains immaterial corrections for this issue.

Management has evaluated the effect of the restatements on its prior conclusions regarding the effectiveness of the Partnership’s internal control over financial reporting and disclosure controls and procedures and has concluded that a material weakness existed during each of the periods requiring correction. In connection therewith, the Partnership’s management concluded that during the periods requiring correction, the Partnership did not maintain effective controls over the identification of assets acquired and liabilities assumed in the Partnership’s business combinations. Accordingly, the Partnership’s internal control over financial reporting and disclosure controls and procedures were not effective during the periods being corrected.

The following parts of this Form 10-K include discussion of or disclosure related to the restatement:

•	Part I, Item 1A - Risk Factors

•	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8 - Financial Statements and Supplementary Data

•	Part II, Item 9A - Controls and Procedures

•	Part IV, Item 15 - Exhibits, Financial Statement Schedules

i

ii

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Annual Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our general partner believe such forward-looking statements are reasonable, neither we nor our general partner can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may impact our consolidated financial position and results of operations are:

•	the prices of crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•	energy prices generally;

•	the general level of crude oil, natural gas, and natural gas liquids production;

•	the general level of demand for crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•	the availability of supply of crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•	the level of crude oil and natural gas drilling and production in producing areas where we have water treatment and disposal facilities;

•	the prices of propane and distillates relative to the prices of alternative and competing fuels;

•	the price of gasoline relative to the price of corn, which impacts the price of ethanol;

•	the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of foreign oil and gas producing nations;

•	the effect of weather conditions on supply and demand for crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•	the effect of natural disasters, lightning strikes, or other significant weather events;

•	the availability of local, intrastate and interstate transportation infrastructure with respect to our truck, railcar, and barge transportation services;

•	the availability, price, and marketing of competing fuels;

•	the impact of energy conservation efforts on product demand;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	the impact of legislative and regulatory actions on hydraulic fracturing, waste water disposal and on the treatment of flowback and produced water;

•	hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;

•	the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other marketers;

•	loss of key personnel;

•	the ability to renew contracts with key customers;

•	the ability to maintain or increase the margins we realize for our terminal, barging, trucking, water disposal, recycling, and discharge services;

•	the ability to renew leases for our leased equipment and storage facilities;

•	the nonpayment or nonperformance by our counterparties;

•	the availability and cost of capital and our ability to access certain capital sources;

•	a deterioration of the credit and capital markets;

•	the ability to successfully identify and consummate strategic acquisitions, and integrate acquired assets and businesses;

•	changes in the volume of hydrocarbons recovered during the wastewater treatment process;

•	changes in the financial condition and results of operations of entities in which we own noncontrolling equity interests;

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks described under Part I, Item 1A–“Risk Factors.”

PART I

References in this Annual Report to (i) “NGL Energy Partners LP,” the “Partnership,” “we,” “our,” “us,” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries, (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner, (iii) “NGL Energy Operating LLC” or “operating company” refers to NGL Energy Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, (iv) the “NGL Energy GP Investor Group” refers to, collectively, the 42 individuals and entities that own all of the outstanding membership interests in our general partner, and (v) the “NGL Energy LP Investor Group” refers to, collectively, the 15 individuals and entities that owned all of our outstanding common units before the closing date of our initial public offering.

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2016. Unless otherwise indicated, this data is as of March 31, 2016.

Item 1.    Business

Overview

We are a Delaware limited partnership formed in September 2010. Subsequent to our initial public offering (“IPO”) in May 2011, we significantly expanded our operations through numerous acquisitions. At March 31, 2016, our operations include:

•
Our crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals and pipeline injection stations, a fleet of owned trucks and trailers, a fleet of owned and leased railcars, a fleet of owned barges and towboats, and interests in two crude oil pipelines. Our crude oil logistics segment purchases crude oil from producers and transports it to refineries or for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•
Our water solutions segment, the assets of which include water pipelines, water treatment and disposal facilities, washout facilities, and solid waste disposal facilities. Our water solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck washouts. In addition, our water solutions segment sells the recycled water and recovered hydrocarbons that result from performing these services.

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

•
Our refined products and renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations. We purchase refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedule them for delivery at various locations. See “Dispositions ” below for a discussion of our interests in TransMontaigne Partners L.P. (“TLP”).

For more information regarding our reportable segments, please see Note 13 to our consolidated financial statements included in this Annual Report.

Acquisitions

Subsequent to our IPO in May 2011, we significantly expanded our operations through numerous acquisitions, including the following, among others:

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

•
In July 2013, we completed a business combination with High Roller Wells Big Lake SWD No. 1, Ltd., whereby we acquired a water treatment and disposal facility in the Permian Basin in Texas. We also entered into a development agreement that requires us to purchase water solutions facilities developed by the other party to the agreement. During March 2014, we purchased one additional facility under this development agreement.

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

Year Ended March 31, 2015

•
In July 2014, we acquired TransMontaigne Inc. (“TransMontaigne”). As part of this transaction, we also purchased inventory from the previous owner of TransMontaigne. The operations of TransMontaigne include the marketing of refined products. As part of this transaction, we acquired the 2% general partner interest, the incentive distribution rights, a 19.7% limited partner interest in TLP, and assumed certain terminaling service agreements with TLP from an affiliate of the previous owner of TransMontaigne. See “Dispositions” below for a discussion of the sale of the general partner interest.

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

•	During the year ended March 31, 2015, we purchased 16 water treatment and disposal facilities under the development agreement discussed above.

•	During the year ended March 31, 2015, we acquired eight retail propane businesses.

Year Ended March 31, 2016

•	In August 2015, we acquired four saltwater disposal facilities and a 50% interest in an additional saltwater disposal facility in the Delaware Basin of the Permian Basin in Texas.

•	In January 2016, we acquired a 57.125% interest in an existing produced water pipeline company operating in the Delaware Basin portion of West Texas.

•	During the year ended March 31, 2016, we purchased 15 water treatment and disposal facilities under the development agreement discussed above.

•	During the year ended March 31, 2016, we acquired six retail propane businesses.

Dispositions

Sale of General Partner Interest in TLP

On February 1, 2016, we completed the sale of our general partner interest in TLP to an affiliate of ArcLight Capital Partners (“ArcLight”) for $350 million in cash. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. As part of this transaction, we entered into lease agreements whereby we will remain the long-term exclusive tenant in the TLP Southeast terminal system. In addition, we retained TransMontaigne’s marketing business, which is a significant part of our refined products and renewables segment, and TransMontaigne Product Services, LLC, its customer contracts and its line space on the Colonial and Plantation pipelines.

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight for approximately $112.4 million in cash.

Primary Service Areas

The following map shows the primary service areas of our businesses:

NGL Utilized Assets
NGL Rack Marketing Terminal
TransMontaigne Terminal
NGL Renewable Marketing Terminal
NuStar Energy Terminal
Common Carrier Propane Pipelines
Colonial Products Pipeline
Santa Fe Products Pipeline
Magellan Products Pipeline
NuStar Products Pipeline
Basins
Assets and Marketing Presence
NGL Owned/Leased Assets
NGL Assets
Water Services
Retail Propane
Crude Barges and Tug Boats
Crude Oil Segment
NGL Crude Terminal
Glass Mountain (50%)
Grand Mesa Pipeline

Organizational Chart

The following chart summarizes our legal entity structure at April 1, 2016:

Members
NGL Energy Holdings LLC
(the General Partner)
Limited Partners
0.1% Direct
General Partner Interest
99.9% Direct
Limited Partner Interest
NGL ENERGYPARTNERS LP
(NYSE: NGL)
(the Partnership)
100% Direct
Membership Interest
100% Direct
Membership Interest
NGL Energy Operating LLC
TransMontaigne LLC(5)
100% Direct and Indirect
Ownership Interests
NGL Crude Logistics, LLC(1)
NGL Water Solutions, LLC(2)
NGL Liquids, LLC(3)
NGL Propane, LLC(4)

(1) Includes the operations of our crude oil logistics business and a portion of our refined products and renewables businesses (acquired as part of the Gavilon Energy acquisition).

(2) Includes the operations of our water solutions business.

(3) Includes the operations of our liquids business.

(4) Includes the operations of our retail propane business.

(5) Includes the operations of a portion of our refined products and renewables businesses (acquired as part of the TransMontaigne LLC acquisition and retained subsequent to the sale of our general partner and limited partner interests in TLP).

Our Business Strategies

Our principal business objective is to increase the quarterly distributions that we pay to our unitholders over time while ensuring the ongoing stability of our business and its cash flows. We expect to achieve this objective by executing the following strategies:

•
Focus on building a vertically integrated midstream master limited partnership providing multiple services to customers. We continue to enhance our ability to transport crude oil from the wellhead to refiners, refined products from refiners to customers, wastewater from the wellhead to treatment for disposal, recycle, or discharge, and natural gas liquids from processing plants to end users, including retail propane customers.

•
Achieve organic growth by investing in new assets that increase volumes, enhance our operations, and generate attractive rates of return. We believe that there are accretive organic growth opportunities that originate from assets we own and operate. We have and expect to continue to invest within our existing businesses, particularly within our crude oil logistics, water solutions, and refined products businesses as we grow these businesses with highly accretive, fee-based organic growth opportunities.

•
Deliver accretive growth through strategic acquisitions that complement our existing business model and expand our operations. We intend to continue to pursue acquisitions that build upon our vertically integrated business model, add scale to our current operating platforms, and enhance our geographic diversity in our businesses. We have established a successful track record of acquiring companies and assets at attractive prices and we continue to evaluate acquisition opportunities in order to capitalize on this strategy in the future.

•
Focus on consistent annual cash flows by adding operations that minimize commodity price risk and generate fee-based, cost-plus, or margin-based revenues under multi-year contracts. We intend to focus on long-term fee-based contracts in addition to back-to-back contracts which minimize commodity price exposure. We continue to increase cash flows that are supported by certain fee-based, multi-year contracts, some of which include acreage dedications from producers or volume commitments. We also believe that expanding our retail propane business with an emphasis on a high level of residential customers with company-owned tanks will result in strong customer retention rates and consistent operating margins.

•
Maintain a disciplined capital structure characterized by low leverage. We target leverage levels that are consistent with those of investment grade companies. Through our disciplined approach to leverage, we expect to maintain sufficient liquidity to manage existing and future capital requirements and to take advantage of market opportunities.

•
Maintain a disciplined cash distribution policy that complements our leverage, acquisition and organic growth strategies. We intend to use cash flows from our operations to make distributions to our unitholders and to use excess cash flows to finance organic growth and opportunistically repay indebtedness, including amounts outstanding under our Revolving Credit Facility (as hereinafter defined). We believe this strategy positions us to pursue future acquisitions and to execute upon our organic growth initiatives.

Our Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies and achieve our principal business objective because of the following competitive strengths:

•
Our vertically integrated and diversified operations, which help us generate more predictable and stable cash flows on a year-to-year basis. Our ability to provide multiple services to customers in numerous geographic areas enhances our competitive position. Our five businesses units are diversified by geography, customer-base and commodity sensitivities which we believe proves us with the ability to maintain cash flows throughout typical commodity cycles. By examples, our retail propane business sources propane through our liquids business which allows us to leverage the expertise of our liquids business to help improve our margins and profitability and enhance our cash flows. Furthermore, we believe that our liquids business provides us with valuable market intelligence that helps us identify potential acquisition opportunities. Our refined products and retail propane businesses benefit from lower energy prices driving increased customer demand, which can offset the downward pressure on our crude logistics and water businesses in a low price environment.

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

Our Businesses

Crude Oil Logistics

Overview. Our crude oil logistics segment purchases crude oil from producers and transports it to refineries or for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. We also lease space and capacity in our owned assets, such as storage tanks, pipelines, trucks, barges, and railcars, to third parties for a fee. Our operations are centered near areas of high crude oil production, such as the Bakken shale play in North Dakota, the DJ Basin in Colorado, the Mississippi Lime shale play in Oklahoma, the Permian Basin in Texas and New Mexico, the Eagle Ford shale play in Texas, the Anadarko Basin in Oklahoma and Texas, and southern Louisiana at the Gulf of Mexico.

Operations. We purchase crude oil from producers and transport it to refineries or for resale. Our strategically deployed railcar fleet, towboats, barges, and trucks, and our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to the optimal markets.

We currently transport crude oil using the following assets:

•	200 owned trucks and 270 owned trailers operating primarily in the Mid-Continent, Permian Basin, Eagle Ford shale play, and Rocky Mountain regions;

•	400 owned railcars and 600 leased railcars operating primarily in Colorado, New Mexico, North Dakota, Oklahoma, Wyoming, and West Texas; and

•	11 owned towboats and 24 owned barges operating primarily in the intercoastal waterways of the Gulf Coast and along the Mississippi and Arkansas river systems.

Of our 400 owned railcars, all are compliant with the standards for railcars built subsequent to 2011. Of our 600 leased railcars, 100 are compliant with these standards (see Part I, Item 1A–“Risk Factors).

We contract for truck, rail, and barge transportation services from third parties and ship on 17 common carrier pipelines. We own 35 pipeline injection stations, the locations of which are summarized below.

State	Number of Pipeline Injection Stations
Texas	14
Oklahoma	9
New Mexico	5
Kansas	3
North Dakota	3
Montana	1
Total	35

We also lease three pipeline injection stations in Montana and North Dakota. We also have commitments on several interstate pipelines for transportation of crude oil.

We own seven storage terminal facilities. The largest of these is a terminal in Cushing, Oklahoma with a storage capacity of 4,600,000 barrels, including 1,000,000 barrels which are owned by Glass Mountain. The combined storage capacity of the other six terminals is 462,500 barrels.

We lease 2,052,500 barrels of capacity at two storage terminal facilities. Of this leased storage capacity, 2,000,000 barrels are at Cushing, Oklahoma.

We have one Gulf Coast terminal facility that is under construction and is expected to be completed during the second quarter of fiscal year 2017 with a total expected storage capacity of 285,000 barrels. We own a 50% interest in Glass Mountain, which owns a 210-mile crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma. This pipeline, which became operational in February 2014, has a capacity of 147,000 barrels per day.

In September 2014, we entered into a joint venture with RimRock Midstream, LLC (“RimRock”) whereby each party owned a 50% interest in Grand Mesa Pipeline, LLC (“Grand Mesa”). In October 2014, we obtained ship-or-pay volume commitments from multiple shippers to begin construction of the Grand Mesa Pipeline, which will originate in Colorado and terminate in Cushing, Oklahoma. In November 2014, we acquired RimRock’s 50% ownership interest in Grand Mesa for $310.0 million in cash. In November 2015, Grand Mesa Pipeline entered into an agreement with Saddlehorn Pipeline Company, LLC (“Saddlehorn”), under which we acquired a 37.5% undivided interest in a crude oil pipeline currently under construction (the “Joint Pipeline”). The Joint Pipeline will take receipt from Grand Mesa Pipeline’s origin in Colorado and will deliver to Cushing, Oklahoma. We will have the right to utilize 150,000 barrels per day of capacity on the Joint Pipeline. Operating costs will be allocated to us based on our proportionate ownership interest and throughput. We expect the Joint Pipeline to be operational beginning in the third quarter of fiscal year 2017.

Through our undivided interest in the Joint Pipeline, we will have expanded capacity, sufficient to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We will retain ownership of our previously-acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements for projects involving the transportation of crude oil and condensate.

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2016, 65% of the revenues of our crude oil logistics segment were generated from our ten largest customers of the segment. In addition to utilizing our assets to transport crude oil we own, we also provide truck transportation, barge transportation, storage, and terminal throughput services to our customers.

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

Supply. We obtain crude oil from a large base of suppliers, which consists primarily of crude oil producers. We currently purchase crude oil from approximately 350 producers at approximately 4,300 leases.

Pricing Policy. Most of our contracts to purchase or sell crude oil are at floating prices that are indexed to published rates in active markets such as Cushing, Oklahoma. We seek to manage price risk by entering into purchase and sale contracts of similar volumes based on similar indexes and by hedging exposure due to fluctuations in actual volumes and scheduled volumes.

Our profitability is impacted by forward crude oil prices. Crude oil markets can either be in contango (a condition in which forward crude oil prices are greater than spot prices) or can be backwardated (a condition in which forward crude oil prices are lower than spot prices). Our crude oil logistics business benefits when the market is in contango, as increasing prices result in inventory holding gains during the time between when we purchase inventory and when we sell it. In addition, we are able to better utilize our storage assets when crude oil markets are in contango. When markets are backwardated, falling prices typically have an unfavorable impact on our margins.

Billing and Collection Procedures. Our crude oil logistics customers consist primarily of crude oil refiners, producers, and marketers. We typically invoice these customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our crude oil logistics customers. We believe the following procedures enhance our collection efforts with our crude oil logistics customers:

•	we require certain customers to prepay or place deposits for our services;

•	we require certain customers to post letters of credit or other forms of surety on a portion of our receivables;

•	we review receivable aging analyses regularly to identify issues or trends that may develop; and

•	we require our marketing personnel to manage their customers’ receivable position and suspend sales to customers that have not timely paid invoices.

Trade Names. Our crude oil logistics segment operates primarily under the NGL Crude Logistics, NGL Crude Transportation and NGL Marine trade names.

Water Solutions

Overview. Our water solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck washouts. In addition, our water solutions segment sells the recycled water and recovered hydrocarbons that result from performing these services. Our water processing facilities are strategically located near areas of high crude oil and natural gas production, including the Permian Basin in Texas, the DJ Basin in Colorado, the Eagle Ford shale play in Texas, the Bakken shale play in North Dakota, and the Pinedale Anticline in Wyoming. During the year ended March 31, 2016, we took delivery of 208.4 million barrels of wastewater, an average of 571,000 barrels per day.

Our water solutions segment is in the process of expanding its solids disposal business. With the addition of specialized equipment to select facilities in the Eagle Ford shale play, the Permian Basin, and the DJ Basin, we are able to accept and dispose of solids such as tank bottoms and drilling fluids generated by crude oil and natural gas exploration and production activities. Our facilities will accept only exploration and production exempt waste allowed under our current permits.

Operations. We own 70 water treatment and disposal facilities, including 87 wells. The location of the facilities and the processing capacities at which the facilities currently operate are summarized below.

Location	Processing Capacity (barrels per day)	Located on Land We Own or Lease
Pinedale Anticline (1)	60,000	Lease

DJ Basin (2)	189,500	Own
DJ Basin	72,500	Lease
Total-DJ Basin	262,000

Permian Basin (3)	653,000	Own

Eagle Ford Shale Play (3)	304,000	Own
Eagle Ford Shale Play (3)	169,000	Lease
Total-Eagle Ford Shale Play	473,000

Eaglebine Shale Play	20,000	Own

Granite Wash Shale Play (3)	52,000	Own

Bakken Shale Play	30,000	Own
Bakken Shale Play	16,000	Lease
Total-Bakken Shale Play	46,000

Total-All Facilities	1,566,000

(1)
This facility has a design capacity of 60,000 barrels per day to process water to a recycle standard which also includes a design capacity of 15,000 barrels per day to process water to a discharge standard.

(2)
Reflects the total processing capacity of facilities located on land we own at this location, which includes two facilities that have a combined design capacity of 20,000 barrels per day to process water to a recycle standard.

(3)	Certain facilities can dispose of both wastewater and solids such as tank bottoms and drilling fluids. We own a 50% interest in the disposal of solids.

In the table above, the processing capacity for the Permian Basin includes one facility with a processing capacity of 16,000 barrels per day in which we own a 50% interest. In the table above, the processing capacity for facilities located on land we lease in the Eagle Ford Shale Play includes three facilities with a combined processing capacity of 83,000 barrels per day in which we own a 75% interest.

Our customers bring wastewater generated by crude oil and natural gas exploration and production operations to our facilities for treatment through pipeline gathering systems, which we plan to further expand, and by truck. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water. Our solids customers bring solids generated by crude oil and natural gas exploration and production operations to our facilities by truck.

Our facility in Wyoming has the assets and technology needed to treat the water more extensively. At this facility, the water is recycled, rather than being disposed of in an injection well. We either process the water to the point where it can be returned to producers to be reused in future drilling operations (recycle quality water), or we treat the water to a greater extent, such that it exceeds the standards for drinking water, and can be returned to the ecosystem (discharge quality water). Recycling offers producers an alternative to the use of fresh water in hydraulic fracturing operations. This minimizes the impact on aquifers, particularly in arid regions of the United States. Since our merger with High Sierra in June 2012, we have recycled approximately 12 million barrels (504 million gallons) of recycle quality water and have returned approximately 8 million barrels (336 million gallons) of discharge quality water back to New Fork River, which is a tributary of the Colorado River. We also make discharge quality water available to producers and the surrounding community for purposes such as dust control.

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

Customers. The customers of our Wyoming and Colorado facilities consist primarily of large exploration and production companies that conduct drilling operations near our facilities. The customers of our Texas and North Dakota facilities consist of both wastewater transportation companies and producers. The primary customer of our Wyoming facility has committed to deliver a specified minimum volume of water to our facility under a long-term contract. The primary customers of our Colorado facilities have committed to deliver all wastewater produced at wells in a designated area to our facilities. One customer in Texas has committed to deliver at least 50,000 barrels of wastewater per day to our facilities. Most customers of our other facilities are not under volume commitments, although certain of our facilities are connected to producer locations by pipeline. During the year ended March 31, 2016, 23% of the water treatment and disposal revenues of our water solutions segment were generated from our two largest customers of the segment, and 52% of the water treatment and disposal revenues of the segment were generated from our ten largest customers of the segment.

Competition. We compete with other processors of wastewater to the extent that other processors have facilities geographically close to our facilities. Location is an important consideration for our customers, who seek to minimize the cost of transporting the wastewater to disposal facilities. Our facilities are strategically located near areas of high crude oil and natural gas production. A significant factor affecting the profitability of our water solutions segment is the extent of exploration and production in the areas near our facilities, which is generally based upon producers’ expectations about the profitability of drilling new wells.

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

Billing and Collection Procedures. Our water solutions customers consist of large crude oil and natural gas producers, and also include smaller water transportation companies. We typically invoice customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our water solutions customers. We believe the following procedures enhance our collection efforts with our water solutions customers:

•	we require certain customers to prepay or place deposits for our services;

•	we require certain customers to post letters of credit or other forms of surety on a portion of our receivables;

•	we review receivable aging analyses regularly to identify issues or trends that may develop; and

•	we require our marketing personnel to manage their customers’ receivable position and suspend service to customers that have not timely paid invoices.

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

Liquids

Overview. Our liquids segment provides natural gas liquids procurement, storage, transportation, and supply services to customers through assets owned by us and third parties. Our liquids business also supplies the majority of the propane for our retail propane business. We also sell butanes and natural gasolines to refiners and producers for use as blending stocks and diluent and assist refineries by managing their seasonal butane supply needs. During the year ended March 31, 2016, we sold 2.1 billion gallons of natural gas liquids, an average of 5.72 million gallons per day.

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

We own 19 natural gas liquids terminals and we lease a fleet of railcars. These assets give us the opportunity to access wholesale markets throughout the United States, and to move product to locations where demand is highest. We utilize these terminals and railcars primarily in the service of our wholesale operations, although we also provide transportation, storage, and throughput services to other parties to a lesser extent.

The following table summarizes our natural gas liquids terminals and their throughput capacity:

Facility	Throughput Capacity (gallons per day)
Rosemount, Minnesota	1,441,000
Lebanon, Indiana	1,058,000
West Memphis, Arkansas	1,058,000
Dexter, Missouri	930,000
East St. Louis, Illinois	883,000
Jefferson City, Missouri	883,000
St. Catharines, Ontario, Canada	700,000
Janesville, Wisconsin	553,000
Light, Arkansas	524,400
Rixie, Arkansas	524,400
West Springfield, Massachusetts	441,000
Albuquerque, New Mexico	408,000
Portland, Maine	360,000
Vancouver, Washington	358,000
Green Bay, Wisconsin	310,000
Ritzville, Washington	198,000
Thackerville, Oklahoma	180,000
Shelton, Washington	161,000
Superior, Montana (1)	120,000
Total	11,090,800

(1)	We own a terminal in Superior, Montana with throughput of 120,000 gallons per day that we are currently subleasing through October 2017 with an option to extend or to purchase.

We are currently building a rail terminal at the Port of Little Rock, Arkansas capable of receiving natural gas liquids by railcar, storing, and loading out via truck. The throughput capacity for this terminal is expected to be 120,000 gallons per day. We expect this terminal to be operational by June 30, 2016. Also, during the year ended March 31, 2016, we reached an agreement with the state of Maine’s Department of Transportation and, as of the end of April 2016, the Portland, Maine facility was shut down.

We have operating agreements with third parties for certain of our terminals. The terminals in East St. Louis, Illinois and Jefferson City, Missouri are operated for us by a third party for a monthly fee under an operating and maintenance agreement that expires in 2017. The terminal in St. Catherines, Ontario, Canada is operated by a third party under a year-to-year agreement.

We own the terminal assets. We own the land on which twelve of the terminals are located and we either have easements or lease the land on which seven of the terminals are located. The terminals in East St. Louis, Illinois and Jefferson City, Missouri have perpetual easements, and the terminal in St. Catharines, Ontario, Canada has a long-term lease that expires in 2022.

We own an underground storage facility near Delta, Utah. This facility currently has capacity to store approximately 4.2 million barrels of natural gas liquids. We have begun construction of a new cavern to expand the storage capacity, and we expect the new cavern to be operational in the second quarter of fiscal year ending March 31, 2017. We lease storage to 15 customers, with lease terms ranging from one to three years. The facility is located on property for which we have a long-term lease.

We lease 4,838 railcars, of which 765 are subleased to a third party. These include high pressure and general-purpose railcars.

We own 23 transloading units, which enable customers to transfer product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most convenient for customers to transfer their product.

We lease natural gas liquids storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers. We lease storage space for natural gas liquids in various storage hubs in Arizona, Canada, Kansas, Mississippi, Missouri, and Texas.

The following table summarizes our significant leased storage space at natural gas liquids storage facilities and interconnects to those facilities:

	Leased Storage Space (gallons)
Storage Facility	Beginning April 1, 2016	At March 31, 2016	Storage Interconnects
Conway, Kansas	64,890,000	64,940,000	Connected to Enterprise Mid-America and NuStar Pipelines; Rail Facility
Borger, Texas	42,000,000	42,000,000	Connected to ConocoPhillips Blue Line Pipeline
Corunna, Ontario, Canada	15,800,000	2,100,000	Rail Facility
Bushton, Kansas	12,600,000	12,600,000	Connected to ONEOK North System Pipeline
Hattiesburg, Mississippi	9,660,000	6,300,000	Connected to Enterprise Dixie Pipeline; Rail Facility
Carthage, Missouri	7,560,000	7,560,000	Connected to Mid-America Pipeline
Redwater, Alberta, Canada	4,370,000	9,072,000	Connected to Cochin Pipeline; Rail Facility
Mont Belvieu, Texas	2,940,000	2,940,000	Connected to Enterprise Texas Eastern Products Pipeline
Napoleonville, LA	2,407,000	—	Connected to Enlink Pipeline; Rail Facility
Adamana, Arizona	1,680,000	1,680,000	Rail Facility
St. Clair, Michigan	—	6,300,000	Rail Facility
Marysville, Michigan	—	2,100,000	Connected to Cochin Pipeline
Total	163,907,000	157,592,000

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

Customers. Our liquids business serves approximately 900 customers in 48 states. Our liquids business serves national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. Our liquids business also supplies the majority of the propane for our retail propane business. We deliver the propane supply to our customers at terminals located on common carrier pipelines, rail terminals, refineries, and major United States propane storage hubs. During the year ended March 31, 2016, 34% of the revenues of our liquids segment were generated from our ten largest customers of the segment (exclusive of sales to our retail propane segment).

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

Pricing Policy. In our liquids business, we offer our customers three categories of contracts for propane sourced from common carrier pipelines:

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

Billing and Collection Procedures. Our liquids segment customers consist of commercial accounts varying in size from local independent distributors to large regional and national retailers. These sales tend to be large volume transactions that can range from 10,000 gallons up to 1,000,000 gallons, and deliveries can occur over time periods extending from days to as long as a year. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our liquids customers. We believe the following procedures enhance our collection efforts with our liquids customers:

•	we require certain customers to prepay or place deposits for their purchases;

•	we require certain customers to post letters of credit or other forms of surety on a portion of our receivables;

•	we require certain customers to take delivery of their contracted volume ratably to help control the account balance rather than allowing them to take delivery of propane at their discretion;

•	we review receivable aging analyses regularly to identify issues or trends that may develop; and

•	we require our marketing personnel to manage their customers’ receivable position and suspend sales to customers that have not timely paid invoices.

Trade Names. Our liquids segment operates primarily under the NGL Supply Wholesale, NGL Supply Terminal Company, Sawtooth NGL Caverns, Centennial Energy, and Centennial Gas Liquids trade names.

Retail Propane

Overview. Our retail propane segment consists of the retail marketing, sale and distribution of propane and distillates, including the sale and lease of propane tanks, equipment and supplies, to more than 300,000 residential, agricultural, commercial and industrial customers. We also sell propane to certain resellers. We purchase the majority of the propane sold in our retail propane business from our liquids business, which provides our retail propane business with a stable and secure supply of propane. During the year ended March 31, 2016, we sold 182.9 million gallons of propane and distillates, an average of 501,000 gallons per day.

Operations. We market retail propane and distillates through our customer service locations. We sell propane primarily in rural areas, but we also have a number of customers in suburban areas where energy alternatives to propane such as natural gas are not generally available. We own or lease 113 customer service locations and 98 satellite distribution locations, with aggregate propane storage capacity of 11.9 million gallons and aggregate distillate storage capacity of 3.4 million gallons. Our customer service locations are staffed and operated to service a defined geographic market area and typically include a business office, product showroom, and secondary propane storage. Our satellite distribution locations, which are unmanned storage tanks, allow our customer service centers to serve an extended market area.

Our customer service locations in Illinois and Indiana also rent over 17,000 water softeners and filters, primarily to residential customers in rural areas to treat well water or other problem water. We sell water conditioning equipment and treatment supplies as well. Although the water conditioning portion of our retail propane business is small, it generates steady year round revenues. The customer bases in Illinois and Indiana for retail propane and water conditioning have significant overlap, providing the opportunity to cross-sell both products between those customer bases.

The following table summarizes the number of our customer service locations and satellite distribution locations by state:

State	Number of Customer Service Locations	Number of Satellite Distribution Locations
Illinois	22	20
Maine	15	10
Georgia	14	5
Massachusetts	10	8
North Carolina	10	1
Pennsylvania	8	3
Kansas	8	28
Indiana	4	5
Connecticut	4	2
South Carolina	3	—
New Hampshire	3	4
Oregon	2	1
Washington	2	—
Mississippi	1	3
Maryland	1	1
Rhode Island	1	1
Tennessee	1	1
Utah	1	1
Wyoming	1	1
Colorado	1	—
Vermont	1	2
New Jersey	—	1
Total	113	98

We own 86 of our 113 customer service locations and 66 of our 98 satellite distribution locations, and we lease the remainder.

Tank ownership at customer locations is an important component to our operations and customer retention. At March 31, 2016, we owned the following propane storage tanks:

•	400 bulk storage tanks with capacities ranging from 2,000 to 90,000 gallons; and

•	over 300,000 stationary customer storage tanks with capacities ranging from 7 to 30,000 gallons.

We also lease an additional 20 bulk storage tanks.

At March 31, 2016, we owned a fleet of 440 bulk delivery trucks, 40 semi-tractors, 30 propane transport trailers and 520 other service trucks.

Retail deliveries of propane are usually made to customers by means of our fleet of bulk delivery trucks. Propane is pumped from the bulk delivery truck, which holds from 2,400 to 5,000 gallons, into a storage tank at the customer’s premises. The capacity of these storage tanks ranges from 50 to 30,000 gallons. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of 5 to 25 gallons. These cylinders are either picked up on a delivery route, refilled at our customer service locations, and then returned to the retail customer, or refilled at the customer’s location. Customers can also bring the cylinders to our customer service centers to be refilled.

Approximately 70% of our residential customers receive their propane supply via our automatic route delivery program, which allows us to maximize our delivery efficiency. For these customers, our delivery forecasting software system utilizes a customer’s historical consumption patterns combined with current weather conditions to more accurately predict the optimal time to refill the customer’s tank. The delivery information is then uploaded to routing software to calculate the most cost effective delivery route. Our automatic delivery program promotes customer retention by providing an uninterrupted supply of propane and enables us to efficiently conduct route deliveries on a regular basis. Some of our purchase plans, such as level payment billing, fixed price, and price cap programs, further promote our automatic delivery program.

Customers. Our retail propane and distillate customers fall into three broad categories: residential, commercial and industrial, and agricultural. At March 31, 2016, our retail propane and distillate customers were comprised of:

•	71% residential customers;

•	28% commercial and industrial customers; and

•	1% agricultural customers.

No single customer accounted for more than 1% of our retail propane volumes during the year ended March 31, 2016.

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

Competition. Our retail propane business faces significant competition, as many entities are engaged in the retail propane business, some of which have greater financial resources than we do. Also, we compete with alternative energy sources, including natural gas and electricity. The primary factors on which we compete are:

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

Refined Products and Renewables

Overview. Our refined products and renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations. During the year ended March 31, 2016, we sold 99.0 million barrels of refined products, an average of 271,000 barrels per day.

Operations. The refined products we handle include gasoline, diesel fuel, and heating oil. We purchase refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedule them for delivery primarily on the Colonial, Plantation, and Magellan pipelines. On certain interstate pipelines, demand for shipment exceeds the available capacity, and pipeline capacity is allocated to shippers based on their historical shipment volumes. We hold allocated capacity on the Colonial and Plantation pipelines.

A significant percentage of our business is priced on a back-to-back basis which minimizes our commodity price exposure. We sell our products to commercial and industrial end users, independent retailers, distributors, marketers, government entities, and other wholesalers of refined petroleum products. We sell our products at TLP’s terminals and at terminals owned by third parties. As discussed above, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. As part of this transaction, we entered into lease agreements whereby we will remain the long-term exclusive tenant in the TLP Southeast terminal system. In addition, we retained TransMontaigne’s marketing business, which is a significant part of our refined products and renewables segment, and TransMontaigne Product Services, LLC, its customer contracts and its line space on the Colonial and Plantation pipelines.

The following table summarizes our leased storage space at refined products storage facilities:

Locations	Active Storage Capacity (shell barrels)
Southeast Facilities
Albany, Georgia	203,000
Americus, Georgia	93,000
Athens, Georgia	193,000
Bainbridge, Georgia	372,000
Birmingham, Alabama	178,000
Charlotte, North Carolina	121,000
Collins, Mississippi	200,000
Collins/Purvis, Mississippi	94,000
Doraville, Georgia	438,000
Fairfax, Virginia	508,000
Greensboro, North Carolina	436,000
Griffin, Georgia	107,000
Linden, New Jersey	400,000
Lookout Mountain, Georgia	221,000
Macon, Georgia	174,000
Meridian, Mississippi	139,000
Montvale, Virginia	503,000
Nashville, Tennessee	11,000
Norfolk, Virginia	1,336,000
Port Everglades North, Florida	62,000
Richmond, Virginia	444,000
Rome, Georgia	152,000
Selma, North Carolina	218,000
Spartanburg, South Carolina	166,000
Total Southeast Facilities Storage Capacity	6,769,000

Mid-Continent Facilities
Magellan North system	202,000
NuStar East Products system	150,000
Total Mid-Continent Facilities Storage Capacity	352,000
Total Facilities Storage Capacity	7,121,000

We purchase ethanol primarily at production facilities in the Midwest and transport the ethanol via trucks and railcars for sale at various locations. We also blend ethanol into gasoline for sale to customers at TLP’s terminals. We market and handle logistics for third-party ethanol manufacturers for a service fee. We purchase biodiesel from production facilities in the Midwest and in Houston, Texas, and transport the biodiesel via railcar to sell to customers. We lease 67,000 barrels of biodiesel storage in Deer Park, Texas and have a biodiesel terminaling agreement at a fuel terminal in Phoenix, Arizona with a minimum monthly throughput requirement. We lease 47 railcars for the transportation of renewables.

Customers. Our refined products and renewables segment serves customers in 39 states. During the year ended March 31, 2016, 34% of the revenues of our refined products and renewables segment were generated from our ten largest customers of the segment. We sell to customers via rack spot sales, contract sales, bulk sales, and just-in-time sales.

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

Seasonality. The demand for gasoline typically peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. However, the demand for diesel typically peaks during the fall and winter months due to colder temperatures in the Midwest and Northeast.

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

Market Price Risk. Our philosophy is to maintain a minimum commodity price exposure through a combination of purchase contracts, sales contracts and financial derivatives. A significant percentage of our business is priced on a back-to-back basis which minimizes our commodity price exposure. For discretionary inventory, and for those instances where physical transactions cannot be appropriately matched, we utilize financial derivatives to mitigate commodity price exposure.  Specific exposure limits are mandated in our credit agreement and in our market risk policy.

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

Legal and Regulatory Considerations. Demand for ethanol and biodiesel is driven in large part by government mandates and incentives. Refiners and producers are required to blend a certain percentage of renewables into their refined products, although the percentage can vary from year to year based on the United States Environmental Protection Agency (“EPA”) mandates. In addition, the federal government has in recent years granted certain tax credits for the use of biodiesel, although on several occasions these tax credits have expired. In December 2015, the federal government passed a law to reinstate the tax credit retroactively to January 1, 2015, with the credit expiring on December 31, 2016. Changes in future mandates and incentives, or decisions by the federal government related to future reinstatement of the biodiesel tax credit, could result in changes in demand for ethanol and biodiesel.

Billing and Collection Procedures. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our refined products and renewables customers. We believe the following procedures enhance our collection efforts with our customers:

•	we require certain customers to prepay or place deposits for our services;

•	we require certain customers to post letters of credit or other forms of surety on a portion of our receivables;

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

Employees

At March 31, 2016, we had 3,200 full-time employees. Thirteen of our employees at two of our locations are members of a labor union. We believe that our relations with our employees are satisfactory.

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

Regulation of the Transportation and Storage of Natural Gas and Oil and Related Facilities. The FERC regulates oil pipelines under the Interstate Commerce Act and natural gas pipeline and storage companies under the Natural Gas Act, and Natural Gas Policy Act of 1978 (the “NGPA”), as amended by the Energy Policy Act of 2005. While this regulation does not currently apply directly to our facilities, it may affect the price and availability of supply and thereby indirectly affect our business. Additionally, contracts we enter into for the transportation or storage of natural gas or crude oil are subject to FERC regulation including reporting or other requirements. The Joint Pipeline currently under construction by Grand Mesa and Saddlehorn will have several points of origin in Colorado and will terminate in Cushing, Oklahoma. The transportation services on this pipeline will be subject to FERC regulation once the pipeline commences service. In addition, the intrastate transportation and storage of crude oil and natural gas is subject to regulation by the state in which such facilities are located, and such regulation can affect the availability and price of our supply, and have both a direct and indirect effect on our business.

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

RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain wastes associated with the production of oil and natural gas, as well as certain types of petroleum-contaminated media and debris, are excluded from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. It is possible, however, that certain wastes now classified as non-hazardous could be classified as hazardous wastes in the future and therefore be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas wastes as “hazardous wastes.” Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our consolidated results of operations and financial position.

We currently own or lease properties where hydrocarbons are being or have been handled for many years. Although previous operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons and wastes have been transported for treatment or disposal. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to implement remedial measures to prevent or mitigate future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our consolidated results of operations or financial position.

Oil Pollution Prevention. Our operations involve the shipment of crude oil by barge through navigable waters of the United States. The Oil Pollution Prevention Act imposes liability for releases of crude oil from vessels or facilities into navigable waters. If a release of crude oil to navigable waters occurred during shipment or from a terminal, we could be subject to liability under the Oil Pollution Prevention Act. We are not currently aware of any facts, events, or conditions related to oil spills that could materially impact our consolidated results of operations or financial position. In 1973, the EPA adopted oil pollution prevention regulations under the Clean Water Act. These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure (“SPCC”) plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming crude oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. We maintain and implement such plans for our facilities.

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

Hydraulic Fracturing. The underground injection of crude oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. We do not conduct any hydraulic fracturing activities. However, a portion of our customers’ crude oil and natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process and our water solutions business treats and disposes of wastewater generated from natural gas production, including production utilizing hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate oil and gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of underground injection and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of the United States Congress. Congress will likely continue to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s Underground Injection Control Program and/or to require disclosure of chemicals used in the hydraulic fracturing process. Federal agencies, including the EPA and the United States Department of the Interior, have asserted their regulatory authority to, for example, study the potential impacts of hydraulic fracturing on the environment, and initiate rulemakings to compel disclosure of the chemicals used in hydraulic fracturing operations, and establish pretreatment standards for wastewater from hydraulic fracturing operations. In addition, some states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, which include additional permit requirements, public disclosure of fracturing fluid contents, operational restrictions, and/or temporary or permanent bans on hydraulic fracturing. We expect that scrutiny of hydraulic fracturing activities will continue in the future.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has issued a number of regulations addressing greenhouse gas emissions under the federal Clean Air Act, including (i) the greenhouse gas reporting rule; (ii) greenhouse gas standards applicable to heavy-duty and light-duty vehicles; and (iii) a rule requiring stationary sources to address greenhouse gas emissions in Prevention of Significant Deterioration and Title V permits, known as the Tailoring Rule. The United States Supreme Court invalidated the Tailoring Rule in Utility Air Regulatory Group v. EPA on June 23, 2014. Under the Supreme Court’s decision, sources are no longer required to obtain Prevention of Significant Deterioration or Title V permits based solely on their greenhouse gas emissions; however, installation of the best available control technology for greenhouse gases may be required at sources that emit more than a de minimis amount of greenhouse gases and are otherwise required to obtain Prevention of Significant Deterioration permits. On January 14, 2015, the EPA announced its intention to propose regulations that would require reductions in methane and volatile organic compound emissions from the oil and gas industry. The schedule for when these regulations will be proposed or finalized is not presently known. The EPA’s greenhouse gas regulations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations and also could adversely affect demand for the products that we transport, store, process, or otherwise handle in connection with our services.

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

The trend of more expansive and stringent environmental legislation and regulations, including greenhouse gas regulation, could continue, resulting in increased costs of conducting business and consequently affecting our profitability. To the extent laws are enacted or other governmental action is taken that restricts certain aspects of our business or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

Safety and Transportation

All states in which we operate have adopted fire safety codes that regulate the storage and distribution of propane and distillates. In some states, state agencies administer these laws. In others, municipalities administer them. We conduct training programs to help ensure that our operations comply with applicable governmental regulations. With respect to general operations, each state in which we operate adopts National Fire Protection Association, Pamphlet Nos. 54 and 58, or comparable regulations, which establish rules and procedures governing the safe handling of propane, and Pamphlet Nos. 30, 30A, 31, 385, and 395 which establish rules and procedures governing the safe handling of distillates, such as fuel oil. We believe that the policies and procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and distillates and related service and installation operations are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

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

The Pipeline Safety Act of 1992 added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in high consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain United States crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. In January 2012, the federal government passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”). This act provides for additional regulatory oversight of the nation’s pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT’s other initiatives. The 2011 Pipeline Safety Act increases the maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm from $1 million to $2 million. In addition, this law established additional safety requirements for newly constructed pipelines. The law also provides for (i) additional pipeline damage prevention measures, (ii) allowing the Secretary of Transportation to require automatic and remote-controlled shut-off valves on new pipelines, (iii) requiring the Secretary of Transportation to evaluate the effectiveness of expanding pipeline integrity management and leak detection requirements, (iv) improving the way the DOT and pipeline operators provide information to the public and emergency responders, and (v) reforming the process by which pipeline operators notify federal, state and local officials of pipeline accidents.

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

Our ability to complete acquisitions on economically acceptable terms may be limited by various factors, including, but not limited to:

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

While our business strategy includes expanding our existing retail propane operations through internal growth, our ability to expand our retail propane business will primarily be dependent on our ability to successfully complete accretive acquisitions. There can be no assurances that we will be able to identify suitable acquisition candidates or successfully complete acquisitions in this line of business. The propane industry is a mature industry, and we anticipate only limited growth in total national demand for propane in the near future. Increased competition from alternative energy sources has limited growth in the propane industry, and year-to-year industry volumes are primarily impacted by fluctuations in weather and economic conditions.

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

We undertake due diligence efforts in our assessment of acquisitions, but may be unable to identify or fully plan for all issues and risks attendant to a particular acquisition. Even when an issue or risk is identified, we may be unable to obtain adequate contractual protection from the seller. The realization of any of these risks could have a material adverse effect on the success of a particular acquisition or our consolidated financial position, results of operations or future growth.

As part of our growth strategy, we may expand our operations into businesses that differ from our existing operations. Integration of new businesses is a complex, costly and time-consuming process and may involve assets with which we have limited operating experience. Failure to timely and successfully integrate acquired businesses into our existing operations may have a material adverse effect on our business, consolidated financial position or results of operations. In addition to the risks set forth above, new businesses will subject us to additional business and operating risks, such as the acquisitions not being accretive to our unitholders as a result of decreased profitability, increased interest expense related to debt we incur to make such acquisitions or an inability to successfully integrate those operations into our overall business operation. The realization of any of these risks could have a material adverse effect on our consolidated financial position or results of operations.

Our substantial indebtedness may limit our flexibility to obtain financing and to pursue other business opportunities.

At March 31, 2016, the face amount of our long-term debt was $2.9 billion. Our level of debt could have important consequences to us, including the following:

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

Restrictions in our Credit Agreement, Note Purchase Agreement and Indentures could adversely affect our business, financial position, results of operations, ability to make distributions to unitholders and the value of our common units.

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

We are permitted to make distributions to our unitholders under our Credit Agreement, Note Purchase Agreement and Indentures as long as no default or event of default exists both immediately before and after giving effect to the declaration and payment of the distribution and the distribution does not exceed available cash for the applicable quarterly period. Our Credit Agreement, Note Purchase Agreement and Indentures also contain covenants requiring us to maintain certain financial ratios. Please see Note 8 to our consolidated financial statements included in this Annual Report.

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

We depend on the ability and willingness of other entities to make operating and capital expenditures to explore for, develop, and produce crude oil and natural gas in the United States and Canada, and to extract natural gas liquids from natural gas as well as the availability of necessary pipeline transportation and storage capacity. Customers’ expectations of lower market prices for crude oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing business opportunities and demand for our services and equipment. Actual market conditions and producers’ expectations of market conditions for crude oil, condensate and natural gas liquids may also cause producers to curtail spending, thereby reducing business opportunities and demand for our services.

Industry conditions are influenced by numerous factors over which we have no control, such as the availability of commercially viable geographic areas in which to explore and produce crude oil and natural gas, the availability of liquids-rich natural gas needed to produce natural gas liquids, the supply of and demand for crude oil and natural gas, environmental restrictions on the exploration and production of crude oil and natural gas, such as existing and proposed regulation of hydraulic fracturing, domestic and worldwide economic conditions, political instability in crude oil and natural gas producing countries and merger and divestiture activity among our current or potential customers. The volatility of the oil and natural gas industry and the resulting impact on exploration and production activity could adversely impact the level of drilling activity. This reduction may cause a decline in business opportunities or the demand for our services, or adversely affect the price of our services. Reduced discovery rates of new crude oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger crude oil and natural gas prices, to the extent existing production is not replaced.

The crude oil and natural gas production industry tends to run in cycles and may, at any time, cycle into a downturn; if that occurs, the rate at which it returns to former levels, if ever, will be uncertain. Prior adverse changes in the global economic environment and capital markets and declines in prices for crude oil and natural gas have caused many customers to reduce capital budgets for future periods and have caused decreased demand for crude oil and natural gas. Limitations on the availability of capital, or higher costs of capital, for financing expenditures have caused and may continue to cause customers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending may curtail drilling programs and other discretionary spending, which could result in a reduction in business opportunities and demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could materially and adversely affect our consolidated results of operations.

Declining crude oil prices could adversely impact our water solutions and crude oil logistics businesses.

Crude oil spot and forward prices experienced a sharp decline during the second half of calendar year 2014. During calendar year 2015, crude oil prices remained low and trended down during the second half of the year and into the first quarter of calendar year 2016. This had an unfavorable impact on the revenues of our water solutions business. The volume of water we process is driven in part by the level of crude oil production, and the lower crude oil prices have given producers less incentive to expand production. In addition, a portion of the revenues of our water solutions business is generated from the sale of hydrocarbons that we recover when processing wastewater, and lower crude oil prices have an adverse impact on these revenues. A further decline in crude oil prices or a prolonged period of low crude oil prices could have an adverse effect on our water solutions business.

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

We face strong competition in the market for the sale of retail propane and distillates. Our competitors vary from retail propane companies who are larger and have substantially greater financial resources than we do to small retail propane distributors, rural electric cooperatives and fuel oil distributors who have entered the market due to a low barrier to entry. The actions of our retail-marketing competitors, including the impact of imports, could lead to lower prices or reduced margins for the products we sell, which could have an adverse effect on our business or consolidated results of operations.

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

We transport crude oil, natural gas liquids, ethanol, and biodiesel by railcar. We do not own or operate the railroads on which these railcars are transported. Any disruptions in the operations of these railroads could adversely impact our ability to deliver product to our customers.

If we are unable to purchase product from our principal suppliers, our results of operations would be adversely affected.

If we are unable to purchase product from significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would adversely affect our ability to satisfy customer demand, reduce our revenues and adversely affect our consolidated results of operations.

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

The FTC, the FERC, and the CFTC hold statutory authority to monitor certain segments of the physical and financial energy commodity markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of energy commodities, and any related transportation and/or hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Additionally, to the extent that we enter into transportation contracts with pipelines that are subject to the FERC regulation or we become subject to the FERC regulation ourselves (see “–Some of our operations could be subject to the jurisdiction of the FERC in the future,” below), we will be obligated to comply with the FERC’s regulations and policies. Any failure on our part to comply with the FERC’s regulations and policies at that time could result in the imposition of civil and criminal penalties. Failure to comply with such regulations, as interpreted and enforced, could have a material and adverse effect on our business, consolidated results of operations and financial position.

The intrastate transportation or storage of crude oil and refined products is subject to regulation by the state in which the facilities and transactions occur and requires compliance with all such regulation. These state regulations can have a material and adverse effect on that portion of our business, consolidated results of operations and financial position.

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

All federally regulated carriers’ safety ratings are measured through a program implemented by the FMCSA known as the Compliance Safety Accountability (“CSA”) program. The CSA program measures a carrier’s safety performance based on violations observed during roadside inspections as opposed to compliance audits performed by the FMCSA. The quantity and severity of any violations are compared to a peer group of companies of comparable size and annual mileage. If a company rises above a threshold established by the FMCSA, it is subject to action from the FMCSA. There is a progressive intervention strategy that begins with a company providing the FMCSA with an acceptable plan of corrective action that the company will implement. If the issues are not corrected, the intervention escalates to on-site compliance audits and ultimately an “unsatisfactory” rating and the revocation of the company’s operating authority by the FMCSA, which could result in a material adverse effect on our business, consolidated results of operations and financial position and ability to make cash distributions to our unitholders.

Our business is subject to federal, state, provincial and local laws and regulations with respect to environmental, safety and other regulatory matters and the cost of compliance with, violation of or liabilities under, such laws and regulations could adversely affect our profitability.

Our operations, including those involving crude oil, condensate, natural gas liquids, refined products, renewables, and crude oil and natural gas produced wastewater, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities in the performance of our operations due to handling of wastewater and hydrocarbons, such as crude oil, condensate, natural gas liquids, refined products, ethanol, and biodiesel. For instance, our water solutions business carries with it environmental risks, including leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills. Our crude oil logistics, liquids, and refined products and renewables businesses carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the impairment or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

We use various modes of transportation to carry propane, distillates, crude oil and water, including trucks, railcars and barges, each of which is subject to regulation. With respect to transportation by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002, which cover the security and transportation of hazardous materials and are administered by the DOT. We also own and lease a fleet of railcars, the operation of which is subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies. Recent railcar accidents within the industry in Quebec, Alabama, North Dakota, Pennsylvania and Virginia, in each case involving trains carrying crude oil from the Bakken region (none of which directly involved any of our business operations), have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by railcar. In 2015, the DOT, through the PHMSA, issued a rule implementing new railcar standards and railroad operating procedures. The introduction of these or other regulations that result in new requirements addressing the type, design, specifications or construction of railcars used to transport crude oil could result in severe transportation capacity constraints during the period in which new railcars are retrofitted or constructed to meet new specifications. Our barge transportation operations are subject to the Jones Act, a federal law restricting marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens, as well as rules and regulations of the United States Coast Guard. Non-compliance with any of these regulations could result in increased costs related to the transportation of our products and could have an adverse effect on our business.

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

Changes in environmental laws and regulations occur frequently. New laws or regulations, changes to existing laws or regulations, such as more stringent pollution control requirements or additional safety requirements, or more stringent interpretation or enforcement of existing laws and regulations, may adversely impact us, and could result in increased operating costs and have a material and adverse effect on our activities and profitability. For example, new or proposed laws or regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our costs for treatment of hydraulic fracturing flowback water (or affect our hydraulic fracturing customers’ ability to operate) and cause delays, interruption or termination of our water treatment operations, all of which could have a material and adverse effect on our consolidated results of operations and financial position.

Furthermore, our customers in the oil and gas production industry are subject to certain environmental laws and regulations that may impose significant costs and liabilities on them, including as a result of changes in such laws and regulations causing them to become more stringent over time. For example, in April 2012, the EPA issued final rules that established new air emission controls for crude oil and natural gas production and gas processing operations. The final rule includes a 95% reduction in volatile organic compounds (“VOCs”) (which contribute to smog) emitted during the completion of new and modified hydraulically fractured wells. In August 2013, the EPA updated its 2012 air emission standards for crude oil and natural gas storage tanks to extend the compliance date and allow an alternate emissions limit of less than four tons per year without emission controls. On September 18, 2015, the EPA proposed new source performance standards for the oil and gas sector, which would require reductions in methane and VOC emissions across the oil and gas industry if finalized. The schedule for when these regulations will be proposed or finalized is not presently known, although the EPA has indicated its intention to finalize the regulations by the end of calendar year 2016. Any significant increased costs or restrictions placed on our customers to comply with environmental laws and regulations could affect their production output significantly. Such an effect could materially and adversely affect our utilization and profitability, thus reducing demand for our midstream services. Such an effect on our customers could materially and adversely affect our utilization and profitability. The adoption or implementation of any new regulations imposing additional reporting obligations on greenhouse gas emissions, or limiting greenhouse gas emissions from our equipment and operations, could require us to incur significant costs.

Federal and state legislation and regulatory initiatives relating to our hydraulic fracturing customers could result in increased costs and additional operating restrictions or delays and could harm our business.

Hydraulic fracturing is a frequent practice in the crude oil and natural gas fields in which our water solutions segment operates. Hydraulic fracturing is an important and common process used to facilitate production of natural gas and other hydrocarbon condensates in shale formations, as well as tight conventional formations. The hydraulic fracturing process is primarily regulated by state oil and gas authorities. This process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may adversely impact the oil and gas drilling industry. For instance, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices involving the use of diesel fuel under the Safe Drinking Water Act and its Underground Injection Control program. In February 2014, the EPA issued technical guidance for the permitting of the underground injection of diesel fuel for hydraulic fracturing activities. At the request of the United States Congress, the EPA is undertaking a study of the impact of hydraulic fracturing on drinking water resources. In June 2015, the EPA released its draft assessment, which found that although hydraulic fracturing activities have the potential to impact drinking water resources, there is no evidence that hydraulic fracturing has led to widespread, systemic impacts on drinking water resources in the United States. In addition, the United States Department of the Interior issued a final rule on March 20, 2015 updating existing regulation of hydraulic fracturing activities on federal and tribal lands, including requirements for disclosure of chemicals used in hydraulic fracturing to the Bureau of Land Management, well bore integrity and handling of flowback water. Also, legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing. In addition, some states have adopted and other states are considering adopting regulations that could restrict or regulate hydraulic fracturing in certain circumstances. For example, some states have adopted legislation requiring the disclosure of hydraulic fracturing chemicals, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater. Other states, such as New York, have banned hydraulic fracturing. We cannot predict whether any proposed federal, state or local laws or regulations will be enacted and, if so, what actions any such laws or regulations would require or prohibit. However, any restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability.

Federal and state legislation and regulatory initiatives relating to saltwater disposal wells could result in increased costs and additional operating restrictions or delays and could harm our business.

The water disposal process is primarily regulated by state oil and gas authorities. This water disposal process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. New laws or regulations, or changes to existing laws or regulations, in response to this perceived threat may adversely impact the water disposal industry.

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

Seasonal weather conditions and natural or man-made disasters could severely disrupt normal operations and have an adverse effect on our business, financial position and results of operations.

We operate in various locations across the United States and Canada which may be adversely affected by seasonal weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds, tornados and hurricanes or after other natural disasters such as earthquakes or wildfires, we may be unable to move our trucks or railcars between locations and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. In addition, hurricanes or other severe weather in the Gulf Coast region could seriously disrupt the supply of products and cause serious shortages in various areas, including the areas in which we operate. These same conditions may cause serious damage or destruction to homes, business structures and the operations of customers. Such disruptions could potentially have a material adverse impact on our business, consolidated financial position, results of operations and cash flows.

Risk management procedures cannot eliminate all commodity risk, basis risk, or risk of adverse market conditions which can adversely affect our financial position and results of operations. In addition, any non-compliance with our risk policy could result in significant financial losses.

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

Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. In a backwardated market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as price of such physical inventory declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backwardated or other adverse market conditions, can adversely affect our consolidated financial position and results of operations.

The counterparties to our commodity derivative and physical purchase and sale contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

We encounter risk of counterparty nonperformance in our businesses. Disruptions in the supply of product and in the crude oil and natural gas commodities sector overall for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our ability to obtain supply to fulfill our sales delivery commitments or obtain supply at reasonable prices, which could result in decreased gross margins and profitability, thereby impairing our ability to make payments on our debt obligations or distributions to our unitholders.

Our use of derivative financial instruments could have an adverse effect on our results of operations.

We have used derivative financial instruments as a means to protect against commodity price risk or interest rate risk and expect to continue to do so. We may, as a component of our overall business strategy, increase or decrease from time to time our use of such derivative financial instruments in the future. Our use of such derivative financial instruments could cause us to forego the economic benefits we would otherwise realize if commodity prices or interest rates were to change in our favor. In addition, although we monitor such activities in our risk management processes and procedures, such activities could result in losses, which could adversely affect our consolidated results of operations and impair our ability to make payments on our debt obligations or distributions to our unitholders.

Some of our operations could be subject to the jurisdiction of the FERC in the future.

The Joint Pipeline currently under construction by Grand Mesa and Saddlehorn will have several points of origin in Colorado and will terminate in Cushing, Oklahoma. The transportation services on this pipeline will be subject to FERC regulation once the pipeline commences service. Any of our transportation services could in the future become subject to the jurisdiction of the FERC, which could adversely affect the terms of service, rates and revenues of such services. At the date of this Annual Report, our facilities do not fall under the FERC’s jurisdiction. Currently, the FERC regulates the transportation of crude oil and refined products on interstate pipelines, among other things. Intrastate transportation and gathering pipelines that do not provide interstate services are not subject to regulation by the FERC. However, the distinction between the FERC-regulated interstate pipeline transportation on the one hand and intrastate pipeline transportation on the other hand, is a fact-based determination.

The classification and regulation of our crude oil pipelines are subject to change based on future determinations by the FERC, federal courts, Congress or regulatory commissions, courts or legislatures in the states in which we operate. Glass Mountain, one of our joint ventures, owns a pipeline in Oklahoma that carries crude oil owned by us and by third parties. We believe that the pipeline segments on which Glass Mountain would provide service to third parties and the services it would provide to third parties on this pipeline system meet the traditional tests that the FERC has used to determine that the pipeline services provided are not in interstate commerce. However, we cannot provide assurance that the FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of the pipeline and the services Glass Mountain will provide on that system are within its jurisdiction, or that such a determination would not adversely affect Glass Mountain’s or our consolidated results of operations. If the FERC’s regulatory reach was expanded to our other facilities, or if we expand our operations into areas that are subject to the FERC’s regulation, we may have to commit substantial capital to comply with such regulations and such expenditures could have a material and adverse effect on our consolidated results of operations and cash flows.

Volumes of crude oil recovered during the wastewater treatment process can vary. Any significant reduction in residual crude oil content in wastewater we treat will affect our recovery of crude oil and, therefore, our profitability.

A portion of revenues in our water solutions business is generated from the sale of hydrocarbons that we recover when processing wastewater. Our ability to recover sufficient volumes of hydrocarbons is dependent upon the residual crude oil content in the wastewater we treat, which is, among other things, a function of water temperature. Generally, where water temperature is higher, residual crude oil content is lower. Thus, our crude oil recovery during the winter season is substantially higher than our recovery during the summer season. Additionally, residual crude oil content will decrease if, among other things, producers begin recovering higher levels of crude oil in produced wastewater prior to delivering such water to us for treatment. Any reduction in residual crude oil content in the wastewater we treat could materially and adversely affect our profitability.

Competition from alternative energy sources may cause us to lose customers, thereby negatively impacting our financial position and results of operations.

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

The majority of our retail propane operations are concentrated in the Northeast, Southeast, and Midwest, and localized warmer weather and/or economic downturns may adversely affect demand for propane in those regions, thereby affecting our financial position and results of operations.

A substantial portion of our retail propane sales are to residential customers located in the Northeast, Southeast, and Midwest who rely heavily on propane for heating purposes. A significant percentage of our retail propane volume is attributable to sales during the peak heating season of October through March. Warmer weather may result in reduced sales volumes that could adversely impact our consolidated results of operations and financial position. In addition, adverse economic conditions in areas where our retail propane operations are concentrated may cause our residential customers to reduce their use of propane regardless of weather conditions. Localized warmer weather and/or economic downturns may have a significantly greater impact on our consolidated results of operations and financial position than if our retail propane business were less concentrated.

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

Recent attempts to reduce or eliminate the federal Renewable Fuels Standard (“RFS”), if successful, could adversely impact our results of operations.

The United States renewables industry is highly dependent on several federal and state incentives which promote the use of renewable fuels. Without these incentives, demand for and the price of renewable fuels could be negatively impacted which could have an adverse effect on our consolidated results of operations. The most significant of the federal and state incentives which benefit renewable products we market, such as ethanol and biodiesel, is the RFS. The RFS requires that an increasing amount of renewable fuels must be blended with petroleum-based fuels each year in the United States. However, the EPA has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions is met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Opponents of the RFS are seeking to force the EPA to reduce or eliminate the RFS. Further, several pieces of legislation have been introduced with the goal of significantly reducing or eliminating the RFS. While the outcome of these legislative efforts is uncertain, it is possible that the EPA could adjust the RFS requirements in the future. If the EPA were to adjust the RFS requirements in any material way, it could negatively impact demand for the renewable fuel products we market, which could adversely impact our consolidated results of operations.

The expiration of tax credits could adversely impact the demand for biodiesel, which could adversely impact our results of operations

The demand for biodiesel is supported by certain federal tax credits. These tax credits have typically been granted for short durations, and on several occasions these tax credits have expired. In December 2014, the federal government passed a law reinstating the tax credit retroactively to January 1, 2014 to be effective through December 31, 2014. In December 2015, the federal government re-signed the law reinstating the tax credit retroactively to January 1, 2015 to be effective through December 31, 2016. Currently no such tax credit exists for transactions subsequent to December 31, 2016, and there can be no assurance that the federal government will grant such tax credits in the future. If the federal government were to discontinue the practice of granting such tax credits, this would likely have an adverse effect on demand for biodiesel and on our biodiesel marketing operations.

A loss of one or more significant customers could materially or adversely affect our results of operations.

During the year ended March 31, 2016, 65% of the revenues of our crude oil logistics segment were generated from our ten largest customers of the segment. During the year ended March 31, 2016, 23% of the water treatment and disposal revenues of our water solutions segment were generated from our two largest customers of the segment. During the year ended March 31, 2016, 34% of the revenues of our liquids segment were generated from our ten largest customers of the segment (exclusive of sales to our retail propane segment). During the year ended March 31, 2016, 34% of the revenues of our refined products and renewables segment were generated from our ten largest customers of the segment. We expect to continue to depend on key customers to support our revenues for the foreseeable future. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations.

Certain of our operations are conducted through joint ventures which have unique risks.

Certain of our operations are conducted through joint ventures. With respect to our joint ventures, we share ownership and management responsibilities with partners that may not share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our consolidated results of operations, financial position and cash flows.

Growing our business by constructing new transportation systems and facilities subjects us to construction risks and risks that supplies for such systems and facilities will not be available upon completion thereof.

One of the ways we intend to grow our business is through the construction of additions to our systems and/or the construction of new terminaling, transportation, and wastewater treatment facilities. The Joint Pipeline currently under construction by Grand Mesa and Saddlehorn will have several points of origin in Colorado and will terminate in Cushing, Oklahoma; and we expect that the transportation services on this pipeline to commence beginning in the third quarter of fiscal year 2017. These expansion projects require the expenditure of significant amounts of capital, which may exceed our resources, and involves numerous regulatory, environmental, political and legal uncertainties. There can be no assurances that we will be able to complete these projects on schedule or at all or at the budgeted cost. Our revenues may not increase upon the expenditure of funds on a particular project. Moreover, we may undertake expansion projects to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. We may also rely on estimates of proved, probable or possible reserves in our decision to undertake expansion projects, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved, probable or possible reserves. As a result, our new facilities and infrastructure may not be able to attract enough product to achieve our expected investment return, which could materially and adversely affect our consolidated results of operations and financial position.

Product liability claims and litigation could adversely affect our business and results of operations.

Our operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible liquids. As a result, we are subject to product liability claims and lawsuits, including potential class actions, in the ordinary course of business. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement and we may have insufficient reserves on our balance sheet to satisfy such self-retention obligations. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could materially and adversely affect our business, consolidated results of operations, financial position and cash flows.

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

We do not own all of the land on which our facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if our facilities are not properly located within the boundaries of such rights-of-way. Additionally, our loss of rights, through our inability to renew right-of-way contracts or otherwise, could materially and adversely affect our business, consolidated results of operations and financial position.

Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods, including many of our railcars. Our inability to renew facility or equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material and adverse effect on our consolidated results of operations and cash flows.

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

Maintaining a staff of qualified truck drivers is critical to the success of our crude oil logistics and retail propane operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers. Regulatory requirements, including the FMCSA’s CSA initiative, and an improvement in the economy could reduce the number of eligible drivers or require us to pay more to attract and retain drivers. A shortage of qualified drivers and intense competition for drivers from other companies would create difficulties in increasing the number of our drivers in the event we choose to expand our fleet of trucks. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could have difficulty meeting customer demands, any of which could materially and adversely affect our growth and profitability.

If we fail to maintain an effective system of internal controls, including internal control over financial reporting, we may be unable to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud, and operate successfully as a publicly traded partnership. Our efforts to maintain our internal controls may be unsuccessful, and we may be unable to maintain effective controls over financial reporting, including our disclosure control. Any failure to maintain effective internal control over financial reporting and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. These risks may be heightened after a business combination, during the phase when we are implementing our internal control structure over the recently acquired business.

Given the difficulties inherent in the design and operation of internal control over financial reporting, we can provide no assurance as to either our or our independent registered public accounting firm’s conclusions about the effectiveness of internal controls in the future, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the market price of our common units.

In the fourth quarter of fiscal year 2016, we identified a material weakness in our internal control over financial reporting that existed through December 31, 2015. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common units to decline.

During the year ended March 31, 2016, we identified a material weakness in our internal control over financial reporting that existed through December 31, 2015, related to the appropriate policies and procedures in place to properly identify and account for liabilities related to contingent consideration payments in business combinations. We identified this material weakness in connection with the recording of business combinations in the fourth quarter of fiscal year 2016.  As a result of such weakness, our Audit Committee, upon recommendation of management, determined to restate our unaudited quarterly financial information for the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015. For further information regarding this matter, please refer to Item 9A. Controls and Procedures.

Management’s ongoing assessment of internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed. Any failure to improve our internal control over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors, which in turn, could adversely affect our business and the value of our common units.

An impairment of goodwill and intangible assets could reduce our earnings.

At March 31, 2016, we had goodwill and intangible assets of $2.5 billion. Such assets are subject to impairment reviews on an annual basis, or at an interim date if information indicates that such asset values have been impaired. Any impairment we would be required to record in our financial statements would result in a charge to our income, which would reduce our earnings.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment.

Our credit management procedures may not fully eliminate the risk of nonpayment by our customers. We manage our credit risk exposure through credit analysis, credit approvals, establishing credit limits, requiring prepayments (partially or wholly), requiring product deliveries over defined time periods, and credit monitoring. While we believe our procedures are effective, we can provide no assurance that bad debt write-offs in the future may not be significant and any such nonpayment problems could impact our consolidated results of operations and potentially limit our ability to make payments on our debt obligations or distributions to our unitholders.

Our terminaling operations depend on pipelines to transport crude oil, natural gas liquids and refined products.

We own natural gas liquids and crude oil terminals and lease refined products terminals. These facilities depend on pipeline and storage systems that are owned and operated by third parties. Any interruption of service on a pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport product to and from our facilities and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities impact the utilization and value of our terminals. We have historically been able to pass through the costs of pipeline transportation to our customers. However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our revenues.

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

An act of terror in any of the major energy producing regions of the world could potentially result in disruptions in the supply of crude oil and natural gas, the major sources of propane, which could have a material impact on the availability and price of propane. Terrorist attacks in the areas of our operations could negatively impact our ability to transport propane to our locations. These risks could potentially negatively impact our consolidated results of operations.

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

The NGL Energy GP Investor Group owns and controls our general partner and its 0.1% general partner interest in us. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between the NGL Energy GP Investor Group and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders (see “–Our partnership agreement limits the fiduciary duties of our general partner to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise be breaches of fiduciary duty,” above). The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the market value of our common units.

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

The present income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the United States Congress propose and consider substantive changes to the existing United States federal income tax laws that affect the tax treatment of publicly traded partnerships. Members of Congress have recently proposed substantive changes to the existing United States tax laws that would affect certain publicly traded partnerships, if such proposals are enacted into law. The Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. If successful, the Obama administration’s proposal, or other similar proposals, could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for United States federal income tax purposes.

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

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the market value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. Any position we take that is inconsistent with applicable Treasury Regulations may have to be disclosed on our federal income tax return. This disclosure increases the likelihood that the IRS will challenge our positions and propose adjustments to some or all of our unitholders. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the market value of our common units or result in audit adjustments to tax returns of unitholders.

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

For additional information regarding our properties and the reportable segments in which they are used, see Part I, Item 1–“Business.”

Item 3.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, please see the discussion under the captions “Legal Contingencies,” “Contractual Disputes,” and “Environmental Matters” in Note 10 to our consolidated financial statements included in this Annual Report, which information is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” Our common units began trading on the NYSE on May 12, 2011. Prior to May 12, 2011, our common units were not listed on any exchange or traded in any public market. At May 23, 2016, there were approximately 245 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”

The following table summarizes the high and low sales prices per common unit for the periods indicated as reported on the New York Stock Exchange Composite Transactions tape, and the amount of cash distributions paid per common unit.

	Price Range		Cash
	High	Low	Distribution
2016 Fiscal Year
Fourth Quarter	$15.16	$5.57	$0.6400
Third Quarter	23.33	8.04	0.6400
Second Quarter	31.31	19.55	0.6325
First Quarter	33.64	26.11	0.6250
2015 Fiscal Year
Fourth Quarter	$31.70	$24.88	$0.6175
Third Quarter	40.58	22.57	0.6088
Second Quarter	44.86	39.13	0.5888
First Quarter	46.25	37.08	0.5513

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

General Partner Interest

Our general partner is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs) and our general partner does not contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest.

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

					Marginal Percentage Interest In Distributions
	Total Quarterly Distribution Per Unit				Unitholders	General Partner
Minimum quarterly distribution				$0.337500	99.9%	0.1%
First target distribution	above	$0.337500	up to	$0.388125	99.9%	0.1%
Second target distribution	above	$0.388125	up to	$0.421875	86.9%	13.1%
Third target distribution	above	$0.421875	up to	$0.506250	76.9%	23.1%
Thereafter	above	$0.506250			51.9%	48.1%

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

Sales of Unregistered Securities

During the year ended March 31, 2016, we completed two acquisitions in which we issued unregistered common units as partial consideration. All of these units were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), as the units were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation. During October 2015, we issued 52,199 common units to the sellers of a retail propane business. During the year ended March 31, 2016, we issued 781,255 common units to the sellers of two water treatment and disposal facilities.

Common Unit Repurchase Program

On September 10, 2015, the Board of Directors of our general partner authorized a common unit repurchase program pursuant to which we could repurchase up to $45 million of our outstanding common units through March 31, 2016 from time to time in the open market or in other privately negotiated transactions. The following table summarizes the repurchase of common units during the three months ended March 31, 2016.

Period	Total Number of Common Units Purchased	Average Price Paid Per Common Unit	Total Number of Common Units Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Common Units that May Yet Be Purchased Under the Program
January 1-31, 2016	8,403	$11.02	—	$37,272,180
February 1-29, 2016	782,703	7.92	782,703	31,073,172
March 1-31, 2016	442,960	8.67	442,960	27,232,709
Total	1,234,066	$8.19	1,225,663	$—

The common units not repurchased under the publicly announced program were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are including the common units surrendered in the “Total Number of Common Units Purchased” column.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our IPO, our general partner adopted the NGL Energy Partners LP Long-Term Incentive Plan. Please see Part III, Item 12–“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters–Securities Authorized for Issuance Under Equity Compensation Plan” which is incorporated by reference into this Item 5.

Item 6.    Selected Financial Data

The following table summarizes selected historical financial and operating data for the periods and as of the dates indicated. The following table should be read in conjunction with Part I, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this Annual Report.

The selected consolidated historical financial data (excluding volume information) at March 31, 2016 and 2015, and for each of the three years in the period ended March 31, 2016 is derived from our audited historical consolidated financial statements included in this Annual Report. The selected consolidated historical financial data (excluding volume information) at March 31, 2014, 2013 and 2012 and for each of the two years in the period ended March 31, 2013 is derived from our audited historical consolidated financial statements not included in this Annual Report.

Correction of Error

We have changed our previously issued consolidated balance sheet as of March 31, 2015 and consolidated statement of operations, consolidated statement of comprehensive income, consolidated statement of changes in equity, and consolidated statement of cash flows for the year ended March 31, 2015 for the correction of an immaterial error (see Note 17 to our consolidated financial statements included in this Annual Report).

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands, except per unit data)
Income Statement Data (1)(2)
Total revenues	$11,742,110	$16,802,057	$9,699,274	$4,417,767	$1,310,473
Total cost of sales	10,839,037	15,958,207	9,132,699	4,039,110	1,217,023
Operating (loss) income	(104,603)	107,420	106,565	87,307	15,030
Interest expense	133,089	110,123	58,854	32,994	7,620
(Gain) loss on early extinguishment of debt	(28,532)	—	—	5,769	—
Net (loss) income attributable to parent equity	(198,929)	37,306	47,655	47,940	7,876
Basic and diluted (loss) income per common unit	(2.35)	(0.05)	0.51	0.96	0.32
Cash Flows Data (1)(2)
Net cash provided by operating activities	$351,495	$262,391	$85,236	$132,634	$90,329
Net cash used in investing activities	(445,327)	(1,366,221)	(1,455,373)	(546,621)	(296,897)
Net cash provided by financing activities	80,705	1,134,693	1,369,016	417,716	198,063
Cash distributions paid per common unit (subsequent to IPO)	2.54	2.37	2.01	1.69	0.85
Cash distributions paid per common unit (prior to IPO)					0.35
Balance Sheet Data - Period End (1)(2)(3)
Total assets (4)	$5,560,155	$6,655,792	$4,134,910	$2,290,901	$749,519
Total long-term obligations, exclusive of debt issuance costs and current maturities (4)	3,160,073	2,842,493	1,628,173	741,924	199,389
Total equity	1,694,065	2,693,432	1,531,853	889,418	405,329
Volume Information (1)
Retail propane sold (gallons)	152,238	169,279	162,361	144,379	78,236
Distillates sold (gallons)	30,674	34,862	34,965	28,853	1,650
Wholesale propane sold (gallons) (5)	1,244,529	1,285,707	1,190,106	912,625	659,921
Wholesale other products sold (gallons)	843,922	825,514	786,671	505,529	134,999
Crude oil sold (barrels)	67,211	83,864	46,107	24,373	—
Water received (barrels)	208,440	161,664	75,451	25,009	—
Refined products sold (barrels)	98,988	68,043	9,833	—	—
Renewable products sold (barrels)	5,794	5,318	3,593	—	—

(1)	The acquisitions of businesses affect the comparability of this information.

(2)
On February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting.

(3)
Certain balance sheet data at March 31, 2015 was adjusted to reflect the final acquisition accounting for certain business combinations (see Note 2 to our consolidated financial statements included in this Annual Report).

(4)
Revised to reclassify debt issuance costs for our senior notes from intangible assets to long-term debt obligations for all balance sheet dates presented (see Note 2 to our consolidated financial statements included in this Annual Report).

(5)	Includes intercompany volumes sold to our retail propane segment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership (the “Partnership”) formed in September 2010. NGL Energy Holdings LLC serves as our general partner. On May 17, 2011, we completed our initial public offering (“IPO”). Subsequent to our IPO, we significantly expanded our operations through numerous acquisitions, as described under Part I, Item 1–“Business–Acquisitions.” At March 31, 2016, our operations include:

•	Crude Oil Logistics

•	Water Solutions

•	Liquids

•	Retail Propane

•	Refined Products and Renewables

Correction of Error

We have changed our previously issued consolidated balance sheet as of March 31, 2015 and consolidated statement of operations, consolidated statement of comprehensive income, consolidated statement of changes in equity, and consolidated statement of cash flows for the year ended March 31, 2015 for the correction of an immaterial error (see Note 17 to our consolidated financial statements included in this Annual Report).

Crude Oil Logistics

Our crude oil logistics segment purchases crude oil from producers and transports it to refineries or for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. The assets of our crude oil logistics segment include owned and leased crude oil storage terminals and pipeline injection stations, a fleet of owned trucks and trailers, a fleet of owned and leased railcars, a fleet of owned barges and towboats, and interests in two crude oil pipelines.

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

The following table summarizes the range of low and high spot crude oil prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2016	$26.21	$61.43	$38.34
2015	43.46	107.26	47.60
2014	86.68	110.53	101.58

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our crude oil logistics segment generated an operating loss of $40.7 million during the year ended March 31, 2016, compared to an operating loss of $35.8 million during the year ended March 31, 2015. The operating loss during the year ended March 31, 2016 included a write-down of $47.7 million related to pipe we no longer expect to use in the originally-planned Grand Mesa Pipeline.

Water Solutions

Our water solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck washouts. In addition, our water solutions segment sells the recycled water and recovered hydrocarbons that result from performing these services. The assets of our water solutions segment include water pipelines, water treatment and disposal facilities, washout facilities, and solid waste disposal facilities.

Our water processing facilities are strategically located near areas of high crude oil and natural gas production. A significant factor affecting the profitability of our water solutions segment is the extent of exploration and production in the areas near our facilities, which is generally based upon producers’ expectations about the profitability of drilling new wells. The primary customer of our Wyoming facility has committed to deliver a specified minimum volume of water to our facility under a long-term contract. The primary customers of our Colorado facilities have committed to deliver all wastewater produced at wells in a designated area to our facilities. One customer in Texas has committed to deliver at least 50,000 barrels of wastewater per day to our facilities. Most customers of our other facilities are not under volume commitments, although certain of our facilities are connected to producer locations by pipeline.

Our water solutions segment generated an operating loss of $313.7 million during the year ended March 31, 2016, compared to operating income of $65.3 million during the year ended March 31, 2015. The operating loss during the year ended March 31, 2016 included a goodwill impairment of $380.2 million as the decline in crude oil prices and crude oil production have had an unfavorable impact on our water solutions business.

Liquids

Our liquids segment purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the products to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada. Our liquids segment owns 19 terminals throughout the United States and a salt dome storage facility in Utah, operates a fleet of leased railcars, and leases underground storage capacity. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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

The following table summarizes the range of low and high spot propane prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Spot Price Per Gallon			Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2016	$0.27	$0.51	$0.39	$0.30	$0.57	$0.44
2015	0.38	1.13	0.45	0.45	1.13	0.51
2014	0.77	4.33	1.03	0.81	1.73	1.06

The range of low and high spot butane prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2016	$0.42	$0.68	$0.53
2015	0.60	1.30	0.63
2014	1.08	1.64	1.26

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our liquids segment generated operating income of $76.2 million and $45.1 million during the years ended March 31, 2016 and 2015, respectively. During the year ended March 31, 2016, we wrote off assets of $14.6 million acquired as part of the Gavilon Energy acquisition that we deemed no longer recoverable. Operating income during the year ended March 31, 2015 was reduced by a loss of $29.8 million on the sale of a natural gas liquids terminal. Additionally, Sawtooth NGL Caverns, LLC (“Sawtooth”), which we acquired in February 2015, generated $9.8 million of operating income during the year ended March 31, 2016.

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

Our retail propane segment generated operating income of $44.1 million and $64.1 million during the years ended March 31, 2016 and 2015, respectively.

Refined Products and Renewables

Our refined products and renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations. We purchase refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedule them for delivery at various locations. As discussed in “Recent Developments” below, on February 1, 2016, we sold our general partner interest in TLP.

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

The following table summarizes the range of low and high spot gasoline prices per barrel using NYMEX gasoline prompt-month futures for the periods indicated and the prices at period end:

	Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2016	$37.75	$90.15	$59.91
2015	53.34	131.46	74.76
2014 (1)	109.20	126.84	122.22

(1)	Prices are for the four months ended March 31, 2014 as we acquired Gavilon, LLC (“Gavilon Energy”) on December 2, 2013.

The following table summarizes the range of low and high spot diesel prices per barrel using NYMEX ULSD prompt-month futures for the periods indicated and the prices at period end:

	Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2016	$36.36	$84.68	$49.76
2015	68.04	128.10	72.24
2014 (1)	121.80	137.76	123.06

(1)	Prices are for the four months ended March 31, 2014 as we acquired Gavilon Energy on December 2, 2013.

Our refined products and renewables segment generated operating income of $227.0 million and $54.6 million during the years ended March 31, 2016 and 2015, respectively. Our refined products and renewables segment was significantly expanded with our July 2014 acquisition of TransMontaigne. Operating income during the year ended March 31, 2016 was also increased by a gain of $130.4 million recorded on the sale of our general partner interest in TLP during the three months ended March 31, 2016, as discussed in “Recent Developments” below and Note 14 to our consolidated financial statements included in this Annual Report.

Trends

Crude oil prices can fluctuate widely based on changes in supply and demand conditions. The opportunity to generate revenues in our crude oil logistics business is heavily influenced by the volume of crude oil being produced. Crude oil prices declined sharply during the period from July 2014 through March 2016 (the spot price for NYMEX West Texas Intermediate crude oil at Cushing, Oklahoma declined from $105.34 per barrel at July 1, 2014 to $38.34 per barrel at March 31, 2016). While crude oil production in the United States has been strong in recent years, the sharp decline in crude oil prices has reduced the incentive for producers to expand production. If crude oil prices remain low, resultant declines in crude oil production may adversely impact volumes in our crude oil logistics business.

Since January 2015, crude oil markets have been in contango (a condition in which forward crude oil prices are greater than spot prices). Our crude oil logistics business benefits when the market is in contango, as higher forward prices result in inventory holding gains between the time we financially hedge a barrel in inventory and physically sell the same barrel. In addition, we are able to better use our storage assets when crude oil markets are in contango.

Our opportunity to generate revenues in our water solutions business is based on the level of production of natural gas and crude oil in the areas where our facilities are located. As described above, crude oil prices declined sharply since July 2014. At current market prices, drilling rigs and production have decreased and adversely impacted the volumes of our water solutions business. A portion of the revenues of our water solutions business is generated from the sale of hydrocarbons that we recover when processing the wastewater. Because of this, lower crude oil prices result in lower per-barrel revenues for our water solutions business.

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

During the year ended March 31, 2016, prices for refined products declined. Gulf Coast prices, on which our sales contracts are based, declined more than the New York Harbor prices, on which our futures contracts are based, which had an adverse impact on our cost of sales. Based on historical experience, we generally expect the spreads between Gulf Coast and New York Harbor prices to be more consistent over the course of a contract year than during any individual quarter within the year, and that we should expect more volatility in cost of sales among quarters within a fiscal year than we would expect during a full fiscal year.

The decline in crude oil prices has had an adverse impact on many participants in the energy markets, and the inherent risk of customer or counterparty nonperformance is higher when crude oil prices are low or in decline.

Seasonality

Seasonality impacts our liquids and retail propane segments. A large portion of our retail propane business is in the residential market where propane is used primarily for home heating purposes. Consequently, for these two segments, revenues, operating profits and operating cash flows are generated mostly in the third and fourth quarters of each fiscal year. See “–Liquidity, Sources of Capital and Capital Resource Activities–Cash Flows.”

Recent Developments

Grand Mesa Pipeline

In September 2014, we entered into a joint venture with RimRock Midstream, LLC (“RimRock”) whereby each party owned a 50% interest in Grand Mesa Pipeline, LLC (“Grand Mesa”). In October 2014, we obtained ship-or-pay volume commitments from multiple shippers to begin construction of the Grand Mesa Pipeline, which will originate in Colorado and terminate in Cushing, Oklahoma. In November 2014, we acquired RimRock’s 50% ownership interest in Grand Mesa for $310.0 million in cash. In November 2015, Grand Mesa Pipeline entered into an agreement with Saddlehorn Pipeline Company, LLC (“Saddlehorn”), under which we acquired a 37.5% undivided interest in a crude oil pipeline currently under construction (the “Joint Pipeline”). The Joint Pipeline will take receipt from Grand Mesa Pipeline’s origin in Colorado and will deliver to Cushing, Oklahoma. We will have the right to utilize 150,000 barrels per day of capacity on the Joint Pipeline. Operating costs will be allocated to us based on our proportionate ownership interest and throughput. We expect the Joint Pipeline to be operational beginning in the third quarter of fiscal year 2017.

Through our undivided interest in the Joint Pipeline, we will have expanded capacity, sufficient to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We will retain ownership of our previously-acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements for projects involving the transportation of crude oil and condensate.

We estimate that our share of the cost to construct the Joint Pipeline will be $250 million. We paid $211 million towards the construction of the pipeline during the year ended March 31, 2016, and we expect to pay the remaining $39 million during the fiscal year ending March 31, 2017. Also, as part of the Joint Pipeline project, we are constructing certain assets that will be connected to the Joint Pipeline. The estimated costs for these assets are $117.0 million. We spent $36.4 million on the construction of these assets during the year ended March 31, 2016, and expect to pay the remaining $80.6 million during the fiscal year ending March 31, 2017.

During the fourth quarter of fiscal year 2016, we recorded a write-down of $47.7 million related to pipe we no longer expect to use in the originally-planned Grand Mesa Pipeline, which is reported within loss on disposal or impairment of assets, net. In addition, during the six months ended March 31, 2016, we reclassified $47.0 million of costs to acquire land, rights-of-

way and easements on the originally-planned Grand Mesa Pipeline route to intangible assets. As discussed above, we acquired an undivided interest in a different crude oil pipeline with the same origin and destination points as those of our originally-planned Grand Mesa Pipeline route. We will retain the land, rights-of-way and easements along the originally-planned Grand Mesa Pipeline route for potential future development.

Sale of General Partner Interest in TLP

On February 1, 2016, we completed the sale of our general partner interest in TLP to an affiliate of ArcLight Capital Partners (“ArcLight”) for $350 million in cash and recorded a gain on disposal of $329.9 million during the three months ended March 31, 2016. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. As part of this transaction, we entered into lease agreements whereby we will remain the long-term exclusive tenant in the TLP Southeast terminal system. As a result of entering into these leases, we deferred $204.6 million of the gain on the sale and will recognize this amount over our future lease payment obligations, which is approximately seven years. During the three months ended March 31, 2016, we recognized $5.0 million of the deferred gain in our consolidated statement of operations. In addition, we retained TransMontaigne’s marketing business, which is a significant part of our refined products and renewables segment, and TransMontaigne Product Services, LLC, its customer contracts and its line space on the Colonial and Plantation pipelines.

Subsequent Events

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight for approximately $112.4 million in cash.

Class A Convertible Preferred Units

On April 21, 2016, we entered into an agreement to issue $200 million of 10.75% Class A Convertible Preferred Units (“Preferred Units”) to Oaktree Capital Management L.P. (“Oaktree”). Oaktree may acquire 16.6 million Preferred Units at a price of $12.03 per unit as well as 3.6 million warrants, which are subject to certain vesting and exercise terms. We expect to use the net proceeds from the issuance of the Preferred Units to repay borrowings outstanding on our Revolving Credit Facility (as hereinafter defined), which may be re-borrowed in the future to fund capital expenditures and for other general partnership purposes. The first closing of this transaction occurred on May 11, 2016 and we received gross proceeds of $100 million. We expect the second closing to occur prior to June 30, 2016.

Acquisitions

The acquisitions disclosed in Part I, Item 1–“Business–Acquisitions” impact the comparability of our results of operations between our current and prior fiscal years.

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Total revenues	$11,742,110	$16,802,057	$9,699,274
Total cost of sales	10,839,037	15,958,207	9,132,699
Operating expenses	401,118	364,131	259,799
General and administrative expense	139,541	149,430	75,860
Depreciation and amortization	228,924	193,949	120,754
Loss on disposal or impairment of assets, net	320,766	41,184	3,597
Revaluation of liabilities	(82,673)	(12,264)	—
Operating (loss) income	(104,603)	107,420	106,565
Equity in earnings of unconsolidated entities	16,121	12,103	1,898
Interest expense	(133,089)	(110,123)	(58,854)
Gain on early extinguishment of debt	28,532	—	—
Other income, net	5,575	37,171	86
(Loss) income before income taxes	(187,464)	46,571	49,695
Income tax benefit (expense)	367	3,622	(937)
Net (loss) income	(187,097)	50,193	48,758
Less: Net income allocated to general partner	(47,620)	(45,700)	(14,148)
Less: Net income attributable to noncontrolling interests	(11,832)	(12,887)	(1,103)
Net (loss) income allocated to limited partners	$(246,549)	$(8,394)	$33,507

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

We define EBITDA as net income (loss) attributable to parent equity, plus interest expense, gain on early extinguishment of debt, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, and equity-based compensation expense. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our refined products and renewables segment, as described below. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

A portion of the revenues of our water solutions business is generated from the sale of crude oil that we recover in the process of treating the wastewater. We have historically entered into derivative contracts to protect against the risk of declines in the value of the hydrocarbons we expect to recover in future months. During the year ended March 31, 2016, we settled certain derivative contracts that related to crude oil we expect to recover in the months from April 2016 through December 2016 and realized a gain of $2.1 million. Of this gain, $0.9 million, $0.7 million and $0.5 million were attributable to derivatives with scheduled settlement dates during the quarters ending June 30, 2016, September 30, 2016, and December 31, 2016, respectively. During the year ended March 31, 2015, we settled certain derivative contracts that related to crude oil we recovered in the months from April 2015 through September 2015 and realized a gain of $17.9 million. Of this gain, $9.4 million and $8.5 million were attributable to derivatives that settled during the quarters ending June 30, 2015 and September 30, 2015, respectively.

The following table reconciles net (loss) income to our EBITDA and Adjusted EBITDA:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Net (loss) income	$(187,097)	$50,193	$48,758
Less: Net income attributable to noncontrolling interests	(11,832)	(12,887)	(1,103)
Net (loss) income attributable to parent equity	(198,929)	37,306	47,655
Interest expense	126,514	106,594	58,871
Gain on early extinguishment of debt	(28,532)	—	—
Income tax (benefit) expense	(420)	(3,676)	937
Depreciation and amortization	217,893	191,998	127,821
EBITDA	116,526	332,222	235,284
Net unrealized losses (gains) on derivatives	1,255	7,559	(1,327)
Inventory valuation adjustment	24,390	—	—
Lower of cost or market adjustments	(5,932)	16,806	—
Loss on disposal or impairment of assets, net	320,783	41,274	3,597
Equity-based compensation expense (1)	58,816	42,890	17,804
Acquisition expense (2)	2,002	23,198	15,109
Revaluation of liabilities (3)	(93,725)	(20,645)	—
Adjusted EBITDA	$424,115	$443,304	$270,467

(1)
Equity-based compensation expense in the table above may differ from equity-based compensation expense reported in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K (“Annual Report”). Amounts reported in the table above include expense accruals for bonuses expected to be paid in common units, whereas the amounts reported in Note 11 to our consolidated financial statements only include expenses associated with equity-based awards that have been formally granted.

(2)
During the years ended March 31, 2016, 2015 and 2014, we recorded $2.0 million, $7.4 million and $6.9 million, respectively, of expense related to legal and advisory costs associated with acquisitions. During the year ended March 31, 2015, we recorded $15.8 million of compensation expense associated with acquisitions (including certain bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon the successful completion of the sale of the business, and compensation expense related to termination benefits for certain TransMontaigne Inc. (“TransMontaigne”) employees). During the year ended March 31, 2014, we recorded $8.2 million of compensation expense associated with acquisitions (including certain bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon the successful completion of the sale of the business).

(3)
Amount represents the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment. Amount includes $3.0 million and $0.3 million for the years ended March 31, 2016 and 2015, respectively, related to the portion attributatble to noncontrolling interests.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Reconciliation to consolidated statements of operations:
Depreciation and amortization per EBITDA table	$217,893	$191,998	$127,821
Intangible asset amortization recorded to cost of sales	(6,700)	(7,767)	(6,172)
Depreciation and amortization of unconsolidated entities	(20,058)	(18,979)	(1,500)
Depreciation and amortization attributable to noncontrolling interests	37,789	28,697	605
Depreciation and amortization per consolidated statements of operations	$228,924	$193,949	$120,754

Reconciliation to consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$217,893	$191,998	$127,821
Amortization of debt issuance costs recorded to interest expense	13,587	8,759	5,727
Depreciation and amortization of unconsolidated entities	(20,058)	(18,979)	(1,500)
Depreciation and amortization attributable to noncontrolling interests	37,789	28,697	605
Depreciation and amortization per consolidated statements of cash flows	$249,211	$210,475	$132,653

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Interest expense per EBITDA table	$126,514	$106,594	$58,871
Interest expense attributable to noncontrolling interests (1)	5,493	3,443	—
Gain on extinguishment of debt of unconsolidated entities	693	—	—
Other (2)	389	86	(17)
Interest expense per consolidated statements of operations	$133,089	$110,123	$58,854

(1)	Includes ten months of consolidated TLP interest expense.

(2)	Includes two months of TLP interest expense as an equity method investment.

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Year Ended March 31, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(40,745)	$(313,673)	$76,173	$44,096	$226,951	$(97,405)	$(104,603)
Depreciation and amortization	39,363	91,685	15,642	35,992	40,861	5,381	228,924
Amortization recorded to cost of sales	250	—	1,044	—	5,406	—	6,700
Net unrealized losses (gains) on derivatives	2,123	3,196	(4,008)	(56)	—	—	1,255
Inventory valuation adjustment	—	—	—	—	24,390	—	24,390
Lower of cost or market adjustments	(1,211)	—	—	—	(4,721)	—	(5,932)
Loss (gain) on disposal or impairment of assets, net	54,952	381,682	11,600	(137)	(127,314)	—	320,783
Equity-based compensation expense	—	—	—	—	501	58,315	58,816
Acquisition expense	—	—	—	7	—	1,995	2,002
Equity in earnings (losses) of unconsolidated entities	3,547	(552)	—	(528)	13,654	—	16,121
Other (expense) income, net	(6,725)	2,144	281	1,055	179	8,641	5,575
Depreciation and amortization of unconsolidated entities	9,927	1,135	—	98	8,898	—	20,058
Adjusted EBITDA attributable to noncontrolling interest	—	(518)	—	(1,324)	(54,407)	—	(56,249)
Revaluation of liabilities	—	(93,725)	—	—	—	—	(93,725)
Adjusted EBITDA	$61,481	$71,374	$100,732	$79,203	$134,398	$(23,073)	$424,115

	Year Ended March 31, 2015
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(35,832)	$65,340	$45,072	$64,075	$54,567	$(85,802)	$107,420
Depreciation and amortization	38,626	73,618	13,513	31,827	32,948	3,417	193,949
Amortization recorded to cost of sales	102	—	1,931	—	4,057	1,677	7,767
Net unrealized losses (gains) on derivatives	7,421	(2,786)	2,921	3	—	—	7,559
Lower of cost or market adjustments	10,744	—	(51)	—	6,113	—	16,806
Loss (gain) on disposal or impairment of assets, net	3,759	7,504	29,776	330	1	(96)	41,274
Equity-based compensation expense	—	—	—	—	123	42,767	42,890
Acquisition expense	6,870	—	—	45	8,510	7,773	23,198
Equity in earnings (losses) of unconsolidated entities	3,731	(29)	—	—	8,401	—	12,103
Other income (expense), net	27,305	3,360	31	1,644	(120)	4,951	37,171
Depreciation and amortization of unconsolidated entities	10,213	1,123	—	—	7,643	—	18,979
Adjusted EBITDA attributable to noncontrolling interest	—	(1,220)	—	(1,110)	(42,837)	—	(45,167)
Revaluation of liabilities	—	(20,645)	—	—	—	—	(20,645)
Adjusted EBITDA	$72,939	$126,265	$93,193	$96,814	$79,406	$(25,313)	$443,304

	Year Ended March 31, 2014
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$678	$10,317	$71,888	$61,285	$6,514	$(44,117)	$106,565
Depreciation and amortization	22,111	55,105	11,018	28,878	625	3,017	120,754
Amortization recorded to cost of sales	990	—	2,882	—	1,600	700	6,172
Net unrealized losses (gains) on derivatives	2,229	647	(4,217)	14	—	—	(1,327)
(Gain) loss on disposal or impairment of assets, net	(169)	2,994	5,305	1	—	(4,534)	3,597
Equity-based compensation expense	—	—	—	—	—	17,804	17,804
Acquisition expense	3,500	—	—	23	—	11,586	15,109
Equity in (losses) earnings of unconsolidated entities	(26)	—	—	—	—	1,924	1,898
Other (expense) income, net	(2,939)	(266)	(212)	1,308	51	2,144	86
Depreciation and amortization of unconsolidated entities	1,500	—	—	—	—	—	1,500
Adjusted EBITDA attributable to noncontrolling interest	—	(631)	—	(163)	(897)	—	(1,691)
Adjusted EBITDA	$27,874	$68,166	$86,664	$91,346	$7,893	$(11,476)	$270,467

Segment Operating Results

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We have expanded our crude oil logistics business through a number of acquisitions, including our acquisitions of Crescent Terminals, LLC and Cierra Marine, LP and its affiliated companies (collectively, “Crescent”) in July 2013, and Gavilon Energy in December 2013. We have expanded our water solutions business considerably through numerous acquisitions of water treatment and disposal facilities. We have expanded our liquids business through the February 2015 acquisition of Sawtooth. We have expanded our retail propane business through numerous acquisitions of retail propane businesses. Our refined products and renewables businesses began with our December 2013 acquisition of Gavilon Energy and significantly expanded with our July 2014 acquisition of TransMontaigne. The results of operations of our liquids and retail propane businesses are impacted by seasonality, due primarily to the increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our sales volumes and revenues.

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the periods indicated:

	Year Ended March 31,
	2016	2015 (1)	Change
	(in thousands, expect per barrel amounts)
Revenues:
Crude oil sales	$3,170,891	$6,621,871	$(3,450,980)
Crude oil transportation and other	55,882	43,349	12,533
Total revenues (2)	3,226,773	6,665,220	(3,438,447)
Expenses:
Cost of sales	3,121,411	6,590,313	(3,468,902)
Operating expenses	43,458	52,790	(9,332)
General and administrative expenses	8,334	15,564	(7,230)
Depreciation and amortization expense	39,363	38,626	737
Loss on disposal or impairment of assets, net	54,952	3,759	51,193
Total expenses	3,267,518	6,701,052	(3,433,534)
Segment operating loss (3)	$(40,745)	$(35,832)	$(4,913)

Crude oil sold (barrels)	67,211	83,864	(16,653)
Crude oil sold ($/barrel)	$47.178	$78.960	$(31.782)
Cost per crude oil sold ($/barrel)	$46.442	$78.583	$(32.141)
Crude oil product margin ($/barrel)	$0.736	$0.377	$0.359

(1)
During the six months ended September 30, 2015, we made certain changes in the way we attribute revenues to the categories shown in the table above. These changes did not impact total revenues. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)	Revenues include $9.7 million and $29.8 million of intersegment sales during the years ended March 31, 2016 and 2015, respectively, that are eliminated in our consolidated statements of operations.

(3)
In October 2014, we announced plans to build a crude oil rail transloading facility, backed by executed producer commitments. Subsequent to executing these commitments, the producers requested to be released from the commitments. We agreed to release the producers from their commitments in return for a cash payment in March 2015 and additional cash payments over the next five years. Upon execution of these agreements in March 2015, we recorded a gain of $31.6 million to other income in our consolidated statement of operations, net of certain project abandonment costs. Since this gain was reported in other income, it is not reflected in the table above.

Crude Oil Sales. The decrease in revenue per barrel was due primarily to the sharp decline in crude oil prices since July 2014. The decrease in our sales volumes was due primarily to a slowdown in crude oil production and new drilling of crude oil in the current crude oil price environment.

Our cost of sales during the year ended March 31, 2016 was increased by $2.1 million of net unrealized losses on derivatives and reduced by $13.8 million of net realized gains on derivatives. Our cost of sales during the year ended March 31, 2015 was increased by $7.4 million of net unrealized losses on derivatives and reduced by $37.4 million of net realized gains on derivatives. Due to the sharper decline in crude oil prices during the year ended March 31, 2015 compared to the year ended March 31, 2016, realized gains on derivatives were higher during the year ended March 31, 2015. Our cost of sales during the year ended March 31, 2015 was also impacted by a lower of cost or market adjustment of $10.7 million recorded at March 31, 2015.

Crude Oil Transportation and Other Revenues. The increase was due primarily to crude oil markets being in contango during the year ended March 31, 2016 (a condition in which forward crude oil prices are greater than spot prices), which allowed us to generate revenue from leasing our owned storage and subleasing our leased storage.

Operating Expenses. The decrease was due primarily to lower compensation expense due primarily to a reduction in headcount from organizational changes and lower repair and maintenance expense due to the timing of repairs.

General and Administrative Expenses. The decrease was due primarily to $5.6 million of compensation expense during the year ended March 31, 2015 related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business, which were paid in December 2014, and $1.3 million of compensation expense during the year ended March 31, 2015 related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. The increase was due primarily to capital additions during the year ended March 31, 2016.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2016, we recorded a write-down of $47.7 million related to pipe we no longer expect to use in the originally-planned Grand Mesa Pipeline. Also, during the year ended March 31, 2016, (i) two previously-planned projects were canceled and we recorded a loss of $3.1 million, (ii) we recorded an impairment of $2.4 million to the property, plant and equipment of two of our crude oil barges and (iii) we sold and/or abandoned certain trucks, trailers and barges and recorded a loss of $1.4 million. During the year ended March 31, 2015, we recorded a write-off of project costs of $3.5 million related to a crude oil terminal project that has been discontinued.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands, except per barrel amounts)
Revenues:
Service fees	$136,710	$105,682	$31,028
Recovered hydrocarbons	41,090	81,762	(40,672)
Water transportation	—	10,760	(10,760)
Other revenues	7,201	1,838	5,363
Total revenues	185,001	200,042	(15,041)
Expenses:
Cost of sales-derivative gain (1)	(7,095)	(36,763)	29,668
Cost of sales-other	(241)	6,257	(6,498)
Operating expenses	112,538	93,268	19,270
General and administrative expenses	2,778	3,082	(304)
Depreciation and amortization expense	91,685	73,618	18,067
Loss on disposal or impairment of assets, net	381,682	7,504	374,178
Revaluation of liabilities	(82,673)	(12,264)	(70,409)
Total expenses	498,674	134,702	363,972
Segment operating (loss) income	$(313,673)	$65,340	$(379,013)

Water received (barrels)	208,440	161,664	46,776
Service fee for water processed ($/barrel)	$0.66	$0.65	$0.01
Recovered hydrocarbons for water processed ($/barrel)	$0.20	$0.51	$(0.31)

(1)	Includes realized and unrealized (gains) losses.
The following tables summarize activity separated between the following categories:

•	facilities we owned before March 31, 2014, which we refer to below as “existing facilities”; and

•	facilities we acquired or developed after March 31, 2014, which we refer to below as “recently acquired or developed facilities”.

Service Fee Revenues. The following table summarizes our service fee revenues (in thousands, except per barrel amounts) for the periods indicated:

	Year Ended March 31,
	2016			2015
	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed
Existing facilities	$74,195	90,377	$0.82	$81,273	122,454	$0.66
Recently acquired or developed facilities	62,515	118,063	0.53	24,409	39,210	0.62
Total	$136,710	208,440	0.66	$105,682	161,664	0.65

The decrease in the volume processed at our existing facilities was due primarily to a slowdown in customer production as a result of the lower crude oil prices, as well as migration of volumes from existing facilities to recently developed or acquired facilities due to the location of the new facilities. The increase in fees per water barrel processed at our existing facilities is partially due to an increase in the service fees in a certain basin and a favorable deliver or pay agreement with a customer where the customer has not been delivering water to our facilities.

Recovered Hydrocarbon Revenues. The following table summarizes our recovered hydrocarbon revenues (in thousands, except per barrel amounts) for the periods indicated:

	Year Ended March 31,
	2016			2015
	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed
Existing facilities	$22,791	90,377	$0.25	$71,301	122,454	$0.58
Recently acquired or developed facilities	18,299	118,063	0.15	10,461	39,210	0.27
Total	$41,090	208,440	0.20	$81,762	161,664	0.51

The decrease in revenue per barrel associated with recovered hydrocarbons was due primarily to the sharp decline in crude oil prices since July 2014 and a decrease in the volume of hydrocarbons recovered per barrel of water processed.

Water Transportation Revenues. The decrease was due to revenues related to our water transportation business during the year ended March 31, 2015. We sold this business during September 2014.

Other Revenues. The increase was due primarily to revenues related to the disposal of solids.

Cost of Sales. We enter into derivatives in our water solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expected to recover when processing the wastewater. Our cost of sales during the year ended March 31, 2016 included $10.3 million of net realized gains on derivatives, partially offset by $3.2 million of net unrealized losses on derivatives. Our cost of sales during the year ended March 31, 2015 included $2.8 million of net unrealized gains on derivatives and $34.0 million of net realized gains on derivatives. In December 2015, we settled derivative contracts that had scheduled settlement dates from January 2016 through December 2016, in order to lock in the gains on those derivatives. In December 2014, we settled derivative contracts that had scheduled settlement dates from April 2015 through September 2015, in order to lock in the gains on those derivatives.

The decrease in other cost of sales was due to costs related to our water transportation business during the year ended March 31, 2015. We sold this business during September 2014.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands)
Existing facilities	$65,739	$73,533	$(7,794)
Recently acquired or developed facilities	46,799	19,735	27,064
Total	$112,538	$93,268	$19,270

The decrease in operating expenses for existing facilities was due primarily to lower operating costs of water disposal wells at existing facilities due to lower volumes processed.

Depreciation and Amortization Expense. Of the increase, $15.7 million related to recently acquired or developed water treatment and disposal facilities and $3.4 million related to recently developed solids processing facilities.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2016, we recorded an estimated goodwill impairment charge of $380.2 million as the decline in crude oil prices and crude oil production have had an unfavorable impact on our water solutions business (see Note 14 to our consolidated financial statements included in this Annual Report). During the year ended March 31, 2015, we sold our water transportation business and recorded a loss of $4.0 million. Also, during the year ended March 31, 2015, we recorded a loss on abandonment of $3.1 million related to property, plant and equipment of water disposal facilities that we have retired.

Revaluation of Liabilities. The revaluation of liabilities represents the valuation adjustment of contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations. The increase was due to additional acquisitions during the year ended March 31, 2016 offset by changes in the fair value of the liability.

Liquids

The following table summarizes the operating results of our liquids segment for the periods indicated:

	Year Ended March 31,
	2016	2015 (1)	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (2)	$618,919	$1,265,262	$(646,343)
Cost of sales	571,734	1,217,993	(646,259)
Product margin	47,185	47,269	(84)

Other product sales:
Revenues (2)	620,175	1,111,834	(491,659)
Cost of sales	532,136	1,038,324	(506,188)
Product margin	88,039	73,510	14,529

Other revenues:
Revenues (2)	35,943	28,745	7,198
Cost of sales	13,806	17,313	(3,507)
Product margin	22,137	11,432	10,705

Expenses:
Operating expenses	45,140	35,580	9,560
General and administrative expenses	8,806	8,271	535
Depreciation and amortization expense	15,642	13,513	2,129
Loss on disposal or impairment of assets, net	11,600	29,775	(18,175)
Total expenses	81,188	87,139	(5,951)
Segment operating income	$76,173	$45,072	$31,101

Propane sold	1,244,529	1,285,707	(41,178)
Propane sold ($/gallon)	$0.497	$0.984	$(0.487)
Cost per propane sold ($/gallon)	$0.459	$0.947	$(0.488)
Propane product margin ($/gallon)	$0.038	$0.037	$0.001

Other products sold (gallons)	843,922	825,514	18,408
Other products sold ($/gallon)	$0.735	$1.347	$(0.612)
Cost per other products sold ($/gallon)	$0.631	$1.258	$(0.627)
Other products product margin ($/gallon)	$0.104	$0.089	$0.015

(1)
During the six months ended September 30, 2015, we made certain changes in the way we attribute revenues to railcar cost of sales to the categories shown in the table above. These changes did not impact total revenues or total cost of sales. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)	Revenues include $80.6 million and $162.0 million of intersegment sales during the years ended March 31, 2016 and 2015, respectively, that are eliminated in our consolidated statements of operations.

Propane Sales. The decrease in volumes was due to significantly warmer temperatures in the current year. The decrease in selling price was due to lower commodity prices from oversupply in the market and decreased demand due to the significantly warmer temperatures in the current year winter.

Our cost of wholesale propane sales was reduced by $2.1 million of net unrealized gains on derivatives and increased by $4.6 million of net unrealized losses on derivatives for the years ended March 31, 2016 and 2015, respectively. Additionally, our cost of wholesale propane sales was increased by $1.6 million of net realized losses on derivatives and $8.2 million of net realized losses on derivatives for the years ended March 31, 2016 and 2015, respectively.

Product margins per gallon of propane sold were higher during the year ended March 31, 2016 than during the year ended March 31, 2015. Propane prices declined during the year ended March 31, 2016, but not as sharply as they declined during the year ended March 31, 2015. Declining propane prices typically have an adverse effect on our margins.

We use a weighted-average inventory costing method for our wholesale propane inventory, with the costing pools segregated based on the location of the inventory. One of our business strategies is to purchase and store inventory during the warmer months for sale during the winter months. We seek to lock in a margin on inventory held in storage through back-to-back purchases and sales, fixed-price forward sale commitments, and financial derivatives. We also have contracts whereby we have committed to purchase ratable volumes each month at index prices. We seek to manage the price risk associated with these contracts primarily by selling the inventory immediately after it is received. When we sell product, we record the cost of the sale at average cost of all inventory at that location, which may include inventory stored for sale in the future. During periods of rising prices, this can result in greater margins on these sales. During periods of declining prices, this can result in lower margins on these sales. We would generally expect the impact of these two different strategies being in the same inventory costing pools to even out over the course of a full fiscal year.

Other Products Sales. The increase in the volume of other wholesale products sold was due to expanded operations.

Our cost of sales of other products during the year ended March 31, 2016 was reduced by $1.9 million of net unrealized gains on derivatives. Our cost of sales of other products during the year ended March 31, 2015 was reduced by $1.7 million of net unrealized gains on derivatives. Additionally, our cost of other products was reduced by $1.8 million of net realized gains on derivatives and increased by $5.4 million of net realized losses on derivatives for the years ended March 31, 2016 and 2015, respectively.

Product margins during the year ended March 31, 2016 benefited from a high level of butane supply in the market, which lowered our product cost.

Other Revenues. This revenue includes storage, terminaling and transportation services income. The increase was due primarily to $21.1 million of revenue related to Sawtooth, which we acquired in February 2015, partially offset by a $10.0 million decrease in hauling revenues due to declining market conditions.

Operating Expenses. The increase was due primarily to $4.6 million of expenses related to Sawtooth, which we acquired in February 2015, as well as a shift in the recording of incentive compensation expense related to bonuses from the liquids segment to “corporate and other” during the year ended March 31, 2015. See further discussion within the “Corporate and Other” section below.

General and Administrative Expenses. The increase was due primarily to $1.4 million of expenses related to Sawtooth, which we acquired in February 2015.

Depreciation and Amortization Expense. The increase was due to an additional $4.2 million of expense during the year ended March 31, 2016 related to Sawtooth, which we acquired in February 2015, partially offset by $1.0 million of expense recorded during the year ended March 31, 2015 related to a natural gas liquids terminal that we sold in December 2014.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2016, we wrote off assets of $14.6 million acquired as part of the Gavilon Energy acquisition that we deemed no longer recoverable. During the year ended March 31, 2016, we received a payment of $3.0 million from the state of Maine to relocate certain terminal assets. During the year ended March 31, 2015, we recorded a loss on disposal of assets of $29.8 million related to the sale of a natural gas liquids terminal.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues	$248,673	$347,575	$(98,902)
Cost of sales	95,191	181,655	(86,464)
Product margin	153,482	165,920	(12,438)

Distillate sales:
Revenues	64,868	106,037	(41,169)
Cost of sales	48,191	85,329	(37,138)
Product margin	16,677	20,708	(4,031)

Other revenues:
Revenues	39,436	35,585	3,851
Cost of sales	13,375	11,554	1,821
Product margin	26,061	24,031	2,030

Expenses:
Operating expenses	104,287	102,123	2,164
General and administrative expenses	11,982	12,352	(370)
Depreciation and amortization expense	35,992	31,827	4,165
(Gain) loss on disposal or impairment of assets, net	(137)	282	(419)
Total expenses	152,124	146,584	5,540
Segment operating income	$44,096	$64,075	$(19,979)

Propane sold (gallons)	152,238	169,279	(17,041)
Propane sold ($/gallon)	$1.633	$2.053	$(0.420)
Cost per propane sold ($/gallon)	$0.625	$1.073	$(0.448)
Propane product margin ($/gallon)	$1.008	$0.980	$0.028

Distillates sold (gallons)	30,674	34,862	(4,188)
Distillates sold ($/gallon)	$2.115	$3.042	$(0.927)
Cost per distillates sold ($/gallon)	$1.571	$2.448	$(0.877)
Distillates product margin ($/gallon)	$0.544	$0.594	$(0.050)

Revenues. The decrease in both propane and distillate revenues was due to lower volumes as a result of significantly warmer winter temperatures in the current year, as compared to the prior year. The decrease in selling price was due to an oversupply in the propane market lowering commodity prices as well as the significantly warmer temperatures in the current year winter.

Cost of Sales. Cost of sales decreased for both propane and distillates due to lower commodity prices.

Operating Expenses. The increase was due primarily to increased compensation associated with acquisitions of retail propane businesses.

General and Administrative Expenses. Our retail propane segment general and administrative expenses for the year ended March 31, 2016 were consistent with those of the prior year with the exception of bad debt expense which was lower due to lower sales.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions of retail propane businesses.

Refined Products and Renewables

The following table summarizes the operating results of our refined products and renewables segment for the periods indicated. Our refined products and renewables segment was significantly expanded with our July 2014 acquisition of TransMontaigne. On February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting.

	Year Ended March 31,
	2016	2015 (1)	Change
	(in thousands, except per barrel and gallon amounts)
Refined products sales:
Revenues (2)	$6,294,008	$6,682,040	$(388,032)
Cost of sales	6,161,243	6,574,545	(413,302)
Product margin	132,765	107,495	25,270

Renewables sales:
Revenues	390,753	473,885	(83,132)
Cost of sales	380,212	461,996	(81,784)
Product margin	10,541	11,889	(1,348)

Service fee revenues	108,221	76,847	31,374

Expenses:
Operating expenses	95,371	82,583	12,788
General and administrative expenses	15,675	26,133	(10,458)
Depreciation and amortization expense	40,861	32,948	7,913
Gain on disposal or impairment of assets, net	(127,331)	—	(127,331)
Total expenses	24,576	141,664	(117,088)
Segment operating income	$226,951	$54,567	$172,384

Refined products sold (barrels)	98,988	68,043	30,945
Refined products sold ($/barrel)	$63.584	$98.203	$(34.619)
Cost per refined products sold ($/barrel)	$62.242	$96.623	$(34.381)
Refined products product margin ($/barrel)	$1.342	$1.580	$(0.238)
Refined products product margin ($/gallon)	$0.032	$0.038	$(0.006)

Renewable products sold (barrels)	5,794	5,318	476
Renewable products sold ($/barrel)	$67.441	$89.110	$(21.669)
Cost per renewable products sold ($/barrel)	$65.622	$86.874	$(21.252)
Renewable products product margin ($/barrel)	$1.819	$2.236	$(0.417)
Renewable products product margin ($/gallon)	$0.043	$0.053	$(0.010)

(1)
During the six months ended September 30, 2015, we made certain changes in the way we attribute revenues and cost of sales to the categories shown in the table above. These changes did not impact total revenues or total cost of sales. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)	Revenues include $0.9 million and $1.1 million of intersegment sales during the years ended March 31, 2016, and 2015, respectively, that are eliminated in our consolidated statement of operations.

Refined Products and Renewables Sales. Our refined products and renewables segment was significantly expanded with our July 2014 acquisition of TransMontaigne. The resultant increase in revenues and cost of sales was offset by a sharp decline in product prices. Also, the decrease in per-barrel renewable product margins was due primarily to lower renewables prices caused by increased import activity, partially offset by an increase in the amount we can claim for certain biodiesel tax credits from $5.8 million for transactions during calendar year 2014 to $6.2 million for transactions in calendar year 2015.

Operating Expenses. The increase was due primarily to the inclusion of TLP for ten months of the current fiscal year, compared to nine months of the prior fiscal year as TLP was deconsolidated on February 1, 2016. Also contributing to the increase was the inclusion of TransMontaigne for the entire current fiscal year, compared to nine months of the prior fiscal year.

General and Administrative Expenses. The decrease was due primarily to $8.0 million of compensation expense during the year ended March 31, 2015 related to termination benefits for certain TransMontaigne employees. This decrease was partially offset by the inclusion of TransMontaigne for the entire current fiscal year, compared to nine months of the prior fiscal year.

Depreciation and Amortization Expense. The increase was due primarily to the inclusion of TLP for ten months of the current fiscal year, compared to nine months of the prior fiscal year as TLP was deconsolidated on February 1, 2016.

Gain on Disposal or Impairment of Assets, Net. During the year ended March 31, 2016, we sold our general partner interest in TLP and recorded a gain on disposal of $329.9 million during the three months ended March 31, 2016. As part of this transaction, we entered into lease agreements whereby we will remain the long-term exclusive tenant in the TLP Southeast terminal system. As a result of entering into these leases, we deferred $204.6 million of the gain on the sale and will recognize this amount over our future lease payment obligations, which is approximately seven years. During the three months ended March 31, 2016, we recognized $5.0 million of the deferred gain in our consolidated statement of operations. See “Recent Developments” above for a further discussion. During the year ended March 31, 2016, we recorded a loss of $1.8 million related to certain property, plant and equipment that we have retired and we also sold certain tank bottoms and recorded a loss of $1.3 million.

Corporate and Other

The operating loss within “corporate and other” includes the following components for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands)
Incentive compensation expense	$(61,252)	$(48,339)	$(12,913)
Acquisition expense	(2,002)	(7,382)	5,380
Other corporate expenses	(34,151)	(30,081)	(4,070)
Total	$(97,405)	$(85,802)	$(11,603)

The expenses shown in the table above for incentive compensation include cash-based and equity-based compensation. Such incentive compensation expenses were higher during the year ended March 31, 2016 than during the year ended March 31, 2015, due primarily to two factors described below.

As part of its review of our executive compensation program, the Compensation Committee of the Board of Directors approved a new type of equity-based compensation award, under which the number of common units that vest is contingent upon the performance of our common units relative to the performance of other entities in the Alerian MLP Index. During the year ended March 31, 2016, three tranches of these Performance Awards were granted, with vesting dates of July 1, 2015, July 1, 2016, and July 1, 2017, respectively. We recorded $16.4 million of expense related to the Performance Awards during the year ended March 31, 2016, $16.1 million of which related to awards that vested on July 1, 2015.

We have also granted certain Service Awards, which vest contingent only on the continued service of the recipients. The number of outstanding Service Awards was higher at March 31, 2016 than at March 31, 2015. This was due in part to the addition of new employees as our business has expanded, and was due in part to increases in the number of Service Awards granted to certain employees following the Compensation Committee’s review of our compensation program. The expense associated with these Service Awards (exclusive of accruals of annual bonuses paid or expected to be paid in common units) was $35.2 million during the year ended March 31, 2016, compared to $32.8 million during the year ended March 31, 2015.

The expense associated with annual bonuses (a portion of which were paid or are expected to be paid in common units) was $2.9 million during the year ended March 31, 2016, compared to $5.0 million during the year ended March 31, 2015.

We record compensation expense related to common units within “corporate and other”, while compensation expense paid in cash is recorded within the individual business segments.

The expenses shown in the table above for acquisitions relate primarily to legal and advisory costs. We incurred $4.2 million of such expenses during the year ended March 31, 2015 related to our acquisition of TransMontaigne.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $16.1 million and $12.1 million during the years ended March 31, 2016 and 2015, respectively. The increase was due primarily to an increase of $7.1 million of earnings from TLP (including Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and Frontera Brownsville LLC (“Frontera”)) that we acquired as part of our July 2014 acquisition of TransMontaigne, and which we deconsolidated when we sold our general partner interest in TLP as of February 1, 2016, partially offset by a decrease of $2.4 million in earnings from our investments in an ethanol production facility and a water supply company.

Interest Expense

Interest expense includes interest expense on our revolving credit facilities and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on noninterest bearing debt obligations. Interest expense was $133.1 million and $110.1 million during the years ended March 31, 2016 and 2015, respectively. The increase in interest expense was due primarily to (i) the increased level of debt outstanding on our Revolving Credit Facility (the average balance outstanding on our Revolving Credit Facility was $1.7 billion during the year ended March 31, 2016, compared to $1.2 billion during year ended March 31, 2015), primarily to finance acquisitions and capital expenditures; (ii) the issuance of $400.0 million of fixed-rate notes during July 2014; and (iii) increased interest expense related to TLP’s credit facility (our interest in TLP was acquired in July 2014, and we sold our general partner interest in TLP as of February 1, 2016).

Gain on Early Extinguishment of Debt

During the fourth quarter of fiscal year 2016, we repurchased $73.2 million of our 2019 Notes and 2021 Notes for an aggregate purchase price of $43.4 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2019 Notes and 2021 Notes of $28.5 million (net of the write off of debt issuance costs of $1.3 million).

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Year Ended March 31,
	2016	2015
	(in thousands)
Interest income (1)	$12,004	$4,575
Crude oil marketing arrangement (2)	(6,726)	(5,642)
Crude oil rail transloading facility (3)	—	31,600
Other (4)	297	6,638
Other income, net	$5,575	$37,171

(1)
Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party and to a loan receivable from an equity method investee.

(2)	Represents another party’s share of the profits generated from a joint crude oil marketing arrangement.

(3)
In October 2014, we announced plans to build a crude oil rail transloading facility, backed by executed producer commitments. Subsequent to executing these commitments, the producers requested to be released from the commitments. We agreed to release the producers from their commitments in return for a cash payment in March 2015 and additional cash payments over the next five years. In addition, one of the producers committed to pay us a specified fee on each barrel of crude oil it produces in a specified basin over a period of seven years. Upon execution of these agreements in March 2015, we recorded a gain of $31.6 million to other income, net of certain project abandonment costs.

(4)
During the year ended March 31, 2015, we settled two separate contractual disputes and recorded $5.5 million of proceeds to other income. Also during the year ended March 31, 2015, we offered to settle another contractual dispute, and recorded $1.2 million to other expense as an estimate of the probable loss. During the year ended March 31, 2016, we finalized the settlement of this contractual dispute and paid approximately $0.5 million at the date of settlement and committed to pay approximately $1.1 million in equal annual installments over a period of 11 years beginning on October 15, 2016 and ending in October 2026.

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

Income tax benefit was $0.4 million and $3.6 million during the years ended March 31, 2016 and 2015, respectively. TransMontaigne was a taxable subsidiary from July 1, 2014 (the date we acquired TransMontaigne) to December 30, 2014 (the date we converted TransMontaigne to a non-taxable entity). Income tax benefit during the year ended March 31, 2016 includes a benefit of $3.6 million related to a change in estimate of the income tax obligation payable related to TransMontaigne. Income tax benefit during the year ended March 31, 2015 was attributable primarily to TransMontaigne.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our consolidated financial statements represents the other owners’ interest in these entities.

Net income attributable to noncontrolling interests was $11.8 million and $12.9 million during the years ended March 31, 2016 and 2015, respectively. The noncontrolling interests were due primarily to the July 2014 acquisition of TransMontaigne, in which we acquired the 2% general partner interest and a 19.7% limited partner interest in TLP. On February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting.

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the periods indicated:

	Year Ended March 31,
	2015	2014	Change
	(in thousands, expect per barrel amounts)
Revenues:
Crude oil sales	$6,621,871	$4,559,923	$2,061,948
Crude oil transportation and other	43,349	36,469	6,880
Total revenues (1)	6,665,220	4,596,392	2,068,828
Expenses:
Cost of sales	6,590,313	4,515,244	2,075,069
Operating expenses	52,790	54,043	(1,253)
General and administrative expenses	15,564	4,487	11,077
Depreciation and amortization expense	38,626	22,111	16,515
Loss (gain) on disposal or impairment of assets, net	3,759	(171)	3,930
Total expenses	6,701,052	4,595,714	2,105,338
Segment operating (loss) income (2)	$(35,832)	$678	$(36,510)

Crude oil sold (barrels)	83,864	46,107	37,757
Crude oil sold ($/barrel)	$78.960	$98.899	$(19.939)
Cost per crude oil sold ($/barrel)	$78.583	$97.930	$(19.347)
Crude oil product margin ($/barrel)	$0.377	$0.969	$(0.592)

(1)	Revenues include $29.8 million and $37.8 million of intersegment sales during the years ended March 31, 2015 and 2014, respectively, that are eliminated in our consolidated statements of operations.

(2)
In October 2014, we announced plans to build a crude oil rail transloading facility, backed by executed producer commitments. Subsequent to executing these commitments, the producers requested to be released from the commitments. We agreed to release the producers from their commitments in return for a cash payment in March 2015 and additional cash payments over the next five years. Upon execution of these agreements in March 2015, we recorded a gain of $31.6 million to other income in our consolidated statement of operations, net of certain project abandonment costs. Since this gain was reported in other income, it is not reflected in the table above.

Crude Oil Sales. The decrease in revenue per barrel was due primarily to the sharp decline in crude oil prices since July 2014. The most significant driver of the increase in our sales volumes was the acquisition of Gavilon Energy in December 2013.

Our cost of sales during the year ended March 31, 2015 was increased by $7.4 million of net unrealized losses on derivatives and reduced by $37.4 million of net realized gains on derivatives. Our cost of sales during the year ended March 31, 2014 was increased by $2.2 million of net unrealized losses on derivatives and $5.1 million of net realized losses on derivatives.

The decrease in product margins was due primarily to the sharp decline in crude oil prices since July 2014, which had an adverse impact on margins due to the difference in timing of when we purchase product and when we deliver it to the point of sale. In addition, we were unable to utilize certain leased storage during most of the year ended March 31, 2015, as crude oil markets were backwardated for most of the year.

Crude Oil Transportation and Other Revenues. The increase was due primarily to the Crescent acquisition in July 2013 and the Gavilon Energy acquisition in December 2013.

Operating Expenses. The decrease was due primarily to a shift in the recording of incentive compensation expense related to bonuses from the crude oil logistics segment to “corporate and other” during the year ended March 31, 2015. See further discussion within the “Corporate and Other” section below. The decrease was also due to lower railcar lease expense as we purchased railcars beginning in January 2014 to utilize in our operations and lower relocation expenses, partially offset by an increase due to the Gavilon Energy acquisition in December 2013.

General and Administrative Expenses. The increase was due to the acquisitions of Gavilon Energy in December 2013 and TransMontaigne in July 2014. General and administrative expenses during the years ended March 31, 2015 and 2014 were increased by $5.6 million and $3.0 million, respectively, of compensation expense related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business. These bonuses were paid in December 2014. General and administrative expenses during the year ended March 31, 2015 were also increased by $1.3 million of compensation expense related to termination benefits for certain TransMontaigne employees.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and capital expansions.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2015, we recorded a write-off of project costs of $3.5 million related to a crude oil terminal project that has been discontinued.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the periods indicated:

	Year Ended March 31,
	2015	2014	Change
	(in thousands, except per barrel amounts)
Revenues:
Service fees	$105,682	$58,161	$47,521
Recovered hydrocarbons	81,762	67,627	14,135
Water transportation	10,760	17,312	(6,552)
Other revenues	1,838	—	1,838
Total revenues	200,042	143,100	56,942
Expenses:
Cost of sales-derivative (gain) loss (1)	(36,763)	1,969	(38,732)
Cost of sales-other	6,257	9,769	(3,512)
Operating expenses	93,268	59,184	34,084
General and administrative expenses	3,082	3,762	(680)
Depreciation and amortization expense	73,618	55,105	18,513
Loss on disposal or impairment of assets, net	7,504	2,994	4,510
Revaluation of liabilities	(12,264)	—	(12,264)
Total expenses	134,702	132,783	1,919
Segment operating income	$65,340	$10,317	$55,023

Water received (barrels)	161,664	75,451	86,213
Service fee for water processed ($/barrel)	$0.65	$0.77	$(0.12)
Recovered hydrocarbons for water processed ($/barrel)	$0.51	$0.90	$(0.39)

(1)	Includes realized and unrealized (gains) losses.

The following tables summarize activity separated between the following categories:

•	facilities we owned before March 31, 2013, which we refer to below as “existing facilities”; and

•	facilities we acquired or developed after March 31, 2013, which we refer to below as “recently acquired or developed facilities”.

Service Fee Revenues. The following table summarizes our service fee revenues (in thousands, except per barrel amounts) for the periods indicated:

	Year Ended March 31,
	2015			2014
	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed
Existing facilities	$65,541	85,560	$0.77	$51,908	59,305	$0.88
Recently acquired or developed facilities	40,141	76,104	0.53	6,253	16,146	0.39
Total	$105,682	161,664	0.65	$58,161	75,451	0.77

The increase in the volume processed at our existing facilities was due primarily to increased demand from customers. Also, the average revenue per barrel varies across the areas in which we operate due to market conditions in these areas. Per-barrel revenues are highest at our facility in Wyoming due to the nature of the services required. The majority of the recently acquired facilities are in Texas, where market rates for disposal are lower.

Recovered Hydrocarbon Revenues. The following table summarizes our recovered hydrocarbon revenues (in thousands, except per barrel amounts) for the periods indicated:

	Year Ended March 31,
	2015			2014
	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed
Existing facilities	$36,361	85,560	$0.42	$40,393	59,305	$0.68
Recently acquired or developed facilities	45,401	76,104	0.60	27,234	16,146	1.69
Total	$81,762	161,664	0.51	$67,627	75,451	0.90

The decrease in revenue per barrel associated with recovered hydrocarbons was due primarily to the sharp decline in crude oil prices since July 2014.

Water Transportation Revenues. The decrease resulted from the sale of our water transportation business during September 2014.

Cost of Sales. We enter into derivatives in our water solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expected to recover when processing the wastewater. Our cost of sales during the year ended March 31, 2015 included $2.8 million of net unrealized gains on derivatives and $34.0 million of net realized gains on derivatives. Our cost of sales during the year ended March 31, 2014 included $0.6 million of net unrealized losses on derivatives and $1.4 million of net realized losses on derivatives. In December 2014, we settled derivative contracts that had scheduled settlement dates from April 2015 through September 2015, in order to lock in the gains on those derivatives.

The decrease in other cost of sales resulted from the sale of our water transportation business during September 2014.

Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Year Ended March 31,
	2015	2014	Change
	(in thousands)
Existing facilities	$41,167	$36,381	$4,786
Recently acquired or developed facilities	52,101	22,803	29,298
Total	$93,268	$59,184	$34,084

The increase in operating expenses for existing facilities was due primarily to increased costs associated with the construction and operation of new water disposal wells at existing facilities.

Depreciation and Amortization Expense. Of this increase, $15.0 million related to acquisitions, which included $1.3 million of amortization expense related to trade name intangible assets. The remaining increase was due primarily to $1.8 million of amortization expense related to trade name intangible assets. During the fourth quarter of the year ended March 31, 2014, we ceased using certain trade names and began amortizing them as finite-lived defensive assets.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2015, we sold our water transportation business and recorded a loss of $4.0 million. Also, during the year ended March 31, 2015, we recorded a loss on abandonment of $3.1 million related to property, plant and equipment of water disposal facilities that we have retired. During the year ended March 31, 2014, we recorded losses on disposal of property, plant and equipment of $2.0 million as a result of property damage from lightning strikes at two of our facilities.

Revaluation of Liabilities. The revaluation of liabilities represents the valuation adjustment of contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the year ended March 31, 2015.

Liquids

The following table summarizes the operating results of our liquids segment for the periods indicated:

	Year Ended March 31,
	2015	2014	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$1,265,262	$1,632,948	$(367,686)
Cost of sales	1,217,993	1,559,266	(341,273)
Product margin	47,269	73,682	(26,413)

Other product sales:
Revenues (1)	1,111,834	1,231,965	(120,131)
Cost of sales	1,038,324	1,179,944	(141,620)
Product margin	73,510	52,021	21,489

Other revenues:
Revenues (1)	28,745	31,062	(2,317)
Cost of sales	17,313	24,439	(7,126)
Product margin	11,432	6,623	4,809

Expenses:
Operating expenses	35,580	37,672	(2,092)
General and administrative expenses	8,271	6,443	1,828
Depreciation and amortization expense	13,513	11,018	2,495
Loss on disposal or impairment of assets, net	29,775	5,305	24,470
Total expenses	87,139	60,438	26,701
Segment operating income	$45,072	$71,888	$(26,816)

Propane sold (gallon)	1,285,707	1,190,106	95,601
Propane sold ($/gallon)	$0.984	$1.372	$(0.388)
Cost per propane sold ($/gallon)	$0.947	$1.310	$(0.363)
Propane product margin ($/gallon)	$0.037	$0.062	$(0.025)

Other products sold (gallon)	825,514	786,671	38,843
Other products sold ($/gallon)	$1.347	$1.566	$(0.219)
Cost per other products sold ($/gallon)	$1.258	$1.500	$(0.242)
Other products product margin ($/gallon)	$0.089	$0.066	$0.023

(1)	Revenues include $162.0 million and $245.6 million of intersegment sales during the years ended March 31, 2015 and 2014, respectively, that are eliminated in our consolidated statements of operations.

Propane Sales. The increase in the volume sold from the year ended March 31, 2014 to the year ended March 31, 2015 was due primarily to the inclusion of the natural gas liquids operations acquired from Gavilon Energy for a full fiscal year (compared to only four months of the prior fiscal year) and to the expansion of an agreement under which we market the majority of the production from a fractionation facility.

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

Other Products Sales. Our cost of sales of other products during the year ended March 31, 2015 was reduced by $1.7 million of net unrealized gains on derivatives. Our cost of sales of other products during the year ended March 31, 2014 was reduced by $5.8 million of net unrealized gains on derivatives.

Operating Expenses. This decrease was due primarily to lower compensation expense, $5.0 million of which resulted from a shift in the recording of incentive compensation expense related to bonuses from the liquids segment to “corporate and other” during the year ended March 31, 2015. See further discussion within the “Corporate and Other” section below.

General and Administrative Expenses. This increase was due primarily to expanded operations.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2015, we recorded a loss on disposal of assets of $29.9 million related to the sale of a natural gas liquids terminal. During the year ended March 31, 2014, we recorded an impairment of $5.3 million to the value of the property, plant and equipment of another natural gas liquids terminal.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the periods indicated:

	Year Ended March 31,
	2015	2014	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues	$347,575	$388,225	$(40,650)
Cost of sales	181,655	233,110	(51,455)
Product margin	165,920	155,115	10,805

Distillate sales:
Revenues	106,037	127,672	(21,635)
Cost of sales	85,329	109,058	(23,729)
Product margin	20,708	18,614	2,094

Other product sales:
Revenues	35,585	35,918	(333)
Cost of sales	11,554	11,531	23
Product margin	24,031	24,387	(356)

Expenses:
Operating expenses	102,123	96,936	5,187
General and administrative expenses	12,352	11,017	1,335
Depreciation and amortization expense	31,827	28,878	2,949
Loss on disposal or impairment of assets, net	282	—	282
Total expenses	146,584	136,831	9,753
Segment operating income	$64,075	$61,285	$2,790

Propane sold (gallons)	169,279	162,361	6,918
Propane sold ($/gallon)	$2.053	$2.391	$(0.338)
Cost per propane sold ($/gallon)	$1.073	$1.436	$(0.363)
Propane product margin ($/gallon)	$0.980	$0.955	$0.025

Distillates sold (gallons)	34,862	34,965	(103)
Distillates sold ($/gallon)	$3.042	$3.651	$(0.609)
Cost per distillates sold ($/gallon)	$2.448	$3.119	$(0.671)
Distillates product margin ($/gallon)	$0.594	$0.532	$0.062

Revenues. Our retail propane revenues decreased due to the lower demand as the weather conditions were warmer in some markets in the winter of the year ended March 31, 2015 compared to the winter of the prior year. This was partially offset by an increase in volume sold due in part of the growth of our business through acquisitions.

Cost of Sales. Our retail propane segment cost of sales decreased due to the decline in commodity prices.

Operating Expenses. The increase was due primarily to increased compensation expense resulting from the growth of the business.

General and Administrative Expenses. Our retail propane segment incurred $12.4 million of general and administrative expenses during the year ended March 31, 2015, compared to $11.0 million of general and administrative expenses during the year ended March 31, 2014.

Refined Products and Renewables

The following table summarizes the operating results of our refined products and renewables segment for the periods indicated. Our refined products and renewables segment began with our December 2013 acquisition of Gavilon Energy and significantly expanded with our July 2014 acquisition of TransMontaigne.

	Year Ended March 31,
	2015	2014	Change
	(in thousands, except per barrel and gallon amounts)
Refined products sales:
Revenues (1)	$6,682,040	$1,180,895	$5,501,145
Cost of sales	6,574,545	1,172,754	5,401,791
Product margin	107,495	8,141	99,354

Renewables sales:
Revenues	473,885	176,781	297,104
Cost of sales	461,996	171,422	290,574
Product margin	11,889	5,359	6,530

Service fee revenues	76,847	—	76,847

Expenses:
Operating expenses	82,583	6,205	76,378
General and administrative expenses	26,133	156	25,977
Depreciation and amortization expense	32,948	625	32,323
Total expenses	141,664	6,986	134,678
Segment operating income	$54,567	$6,514	$48,053

Refined products sold (barrels)	68,043	9,833	58,210
Refined products sold ($/barrel)	$98.203	$120.095	$(21.892)
Cost per refined products sold ($/barrel)	$96.623	$119.267	$(22.644)
Refined products product margin ($/barrel)	$1.580	$0.828	$0.752
Refined products product margin ($/gallon)	$0.038	$0.020	$0.018

Renewable products sold (barrels)	5,318	3,593	1,725
Renewable products sold ($/barrel)	$89.110	$49.202	$39.908
Cost per renewable products sold ($/barrel)	$86.874	$47.710	$39.164
Renewable products product margin ($/barrel)	$2.236	$1.492	$0.744
Renewable products product margin ($/gallon)	$0.053	$0.036	$0.017

(1)	Revenues include $1.1 million of intersegment sales during the year ended March 31, 2015 that are eliminated in our consolidated statement of operations.

Refined Products Revenues. Of the refined products revenues during the year ended March 31, 2015, $3.7 billion was attributable to TransMontaigne.

Refined Products Cost of Sales. Of the refined products cost of sales during the year ended March 31, 2015, $3.6 billion was attributable to TransMontaigne.

Renewables Sales. During December 2014, a federal law was passed that enabled us to claim certain biodiesel tax credits for transactions during calendar year 2014. During the year ended March 31, 2015, our cost of sales was reduced by $5.8 million related to these tax credits.

Service Fee Revenues. Of the service fee revenues during the year ended March 31, 2015, $76.8 million was attributable to TLP.

Operating Expenses. Of the operating expenses during the year ended March 31, 2015, $77.1 million was attributable to TransMontaigne (including TLP).

General and Administrative Expenses. General and administrative expenses during the year ended March 31, 2015 were increased by $8.0 million of compensation expense related to termination benefits for certain TransMontaigne employees. Of the general and administrative expenses during the year ended March 31, 2015, $19.2 million was attributable to TransMontaigne (including TLP).

Depreciation and Amortization Expense. The increase was due primarily to depreciation on TLP’s terminal assets and amortization of customer relationship intangible assets acquired in the business combination with TransMontaigne. Of the depreciation and amortization expense during the year ended March 31, 2015, $30.3 million was attributable to TransMontaigne (including TLP).

Corporate and Other

The operating loss within “corporate and other” includes the following components for the periods indicated:

	Year Ended March 31,
	2015	2014	Change
	(in thousands)
Compressor leasing business (1)	$133	$2,336	$(2,203)
Natural gas business (2)	(262)	1,363	(1,625)
Equity-based compensation expense	(32,767)	(17,804)	(14,963)
Acquisition expense	(7,382)	(6,908)	(474)
Other corporate expenses	(45,524)	(23,104)	(22,420)
Total	$(85,802)	$(44,117)	$(41,685)

(1)	Operating income of our compressor leasing business during the year ended March 31, 2014 includes a $4.4 million gain from the sale of the business in February 2014.

(2)
We acquired the natural gas business in our December 2013 acquisition of Gavilon Energy. We subsequently wound down the natural gas business and, as of March 31, 2014, this business has no revenue-generating activity.

The increase in equity-based compensation expense during the year ended March 31, 2015 was due primarily to $10.6 million of expense associated with restricted units granted in July 2014 to certain employees as a bonus that vested in September 2014, $5.0 million of compensation expense otherwise payable in cash to employees of our liquids segment that was instead paid in common units, and an increase in the number of unvested restricted units outstanding resulting from the growth of the business. The impact of these factors was partially offset by the fact that the market value of our common units was lower at March 31, 2015 than at March 31, 2014.

The expenses shown in the table above for acquisitions relate primarily to legal and advisory costs. Acquisition expenses during the year ended March 31, 2015 related primarily to the acquisitions of TransMontaigne and Sawtooth. Acquisition expenses during the year ended March 31, 2014 related primarily to the acquisition of Gavilon Energy.
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

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $12.1 million and $1.9 million during the years ended March 31, 2015 and 2014, respectively. The increase was due primarily to an increase of $5.5 million of earnings from BOSTCO and Frontera that we acquired as part of our July 2014 acquisition of TransMontaigne, and an increase of $4.7 million of earnings from Glass Mountain and an ethanol production facility that we acquired as part of our December 2013 acquisition of Gavilon Energy.

Interest Expense

Interest expense was $110.1 million and $58.9 million during the years ended March 31, 2015 and 2014, respectively. The increase in interest expense was due primarily to (i) the increased level of debt outstanding on our Revolving Credit Facility (the average balance outstanding on our Revolving Credit Facility was $1.2 billion during the year ended March 31, 2015, compared to $0.6 billion during year ended March 31, 2014), primarily to finance acquisitions and capital expenditures; (ii) the issuance of $450.0 million of fixed-rate notes during October 2013, which bear a higher interest rate than our Revolving Credit Facility; and (iii) increased interest expense related to TLP’s credit facility (our interest in TLP was acquired in July 2014).

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Year Ended March 31,
	2015	2014
	(in thousands)
Interest income (1)	$4,575	$1,365
Crude oil marketing arrangement (2)	(5,642)	(1,064)
Crude oil rail transloading facility (3)	31,600	—
Other (4)	6,638	(215)
Other income, net	$37,171	$86

(1)
Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party and to a loan receivable from an equity method investee.

(2)	Represents another party’s share of the profits generated from a joint crude oil marketing arrangement.

(3)
In October 2014, we announced plans to build a crude oil rail transloading facility, backed by executed producer commitments. Subsequent to executing these commitments, the producers requested to be released from the commitments. We agreed to release the producers from their commitments in return for a cash payment in March 2015 and additional cash payments over the next five years. In addition, one of the producers committed to pay us a specified fee on each barrel of crude oil it produces in a specified basin over a period of seven years. Upon execution of these agreements in March 2015, we recorded a gain of $31.6 million to other income, net of certain project abandonment costs.

(4)
During the year ended March 31, 2015, we settled two separate contractual disputes and recorded $5.5 million of proceeds to other income. Also during the year ended March 31, 2015, we offered to settle another contractual dispute, and recorded $1.2 million to other expense as an estimate of the probable loss.

Income Tax Expense (Benefit)

Income tax benefit was $3.6 million during the year ended March 31, 2015, compared to $0.9 million of income tax expense during the year ended March 31, 2014. The income tax benefit was due primarily to a benefit of $6.3 million related to the July 2014 acquisition of TransMontaigne, as TransMontaigne was subject to United States federal and state income taxes. On December 30, 2014, we converted TransMontaigne from a taxable entity to a non-taxable entity.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $12.9 million and $1.1 million during the years ended March 31, 2015 and 2014, respectively. The increase was due primarily to the July 2014 acquisition of TransMontaigne, in which we acquired the 2% general partner interest and a 19.7% limited partner interest in TLP.

Liquidity, Sources of Capital and Capital Resource Activities

Our principal sources of liquidity and capital are the cash flows from our operations and borrowings under our Revolving Credit Facility. See Note 8 to our consolidated financial statements included in this Annual Report for a detailed description of our long-term debt. Our cash flows from operations are discussed below.

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

We believe that our anticipated cash flows from operations and the borrowing capacity under our Revolving Credit Facility are sufficient to meet our liquidity needs. If our plans or assumptions change or are inaccurate, or if we make acquisitions, we may need to raise additional capital or sell assets. Our ability to raise additional capital, if necessary, depends on various factors and conditions, including market conditions. We cannot give any assurances that we can raise additional capital to meet these needs (see Part I, Item 1A–“Risk Factors”). Commitments or expenditures, if any, we may make toward any acquisition projects are at our discretion.

We have historically pursued a strategy of growth through acquisitions. Under current market conditions, the cost of capital is much higher than it has been in recent years; prospective lenders seek much higher interest rates than they have sought in the past, and at our prior distribution level of $0.64 per common unit, the yield on our common units was much higher than it had been in the past. In April 2016, the board of directors of our general partner decided to reduce our distribution level from $0.64 per common unit to $0.39 per common unit, which it anticipates will continue for three additional quarters under current market conditions. We expect the reduction in the distribution to provide us with approximately $170 million of annual cash savings to enhance liquidity, repay indebtedness and/or invest in selected growth projects.

Under current market conditions, we are much less likely to pursue acquisitions than we have been in the past. We continue to undertake certain capital expansion projects, including the funding of our portion of the construction of the Joint Pipeline, our assets that will be connected to the Joint Pipeline and the continued development of Sawtooth natural gas liquids storage caverns, among others. We expect to be able to finance these projects through available capacity on our Revolving Credit Facility, asset sales or other forms of financing.

Other sources of liquidity during the three months ended March 31, 2016 and the month of April 2016 are discussed below.

Sale of General Partner Interest in TLP

On February 1, 2016, we completed the sale of our general partner interest in TLP to an affiliate of ArcLight for $350 million in cash.

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight for approximately $112.4 million in cash.

Class A Convertible Preferred Units

On April 21, 2016, we entered into an agreement to issue $200 million of Preferred Units to Oaktree. Oaktree may acquire 16.6 million Preferred Units at a price of $12.03 per unit as well as 3.6 million warrants, which are subject to certain vesting and exercise terms. We expect to use the net proceeds from the issuance of the Preferred Units to repay borrowings outstanding on our Revolving Credit Facility (as hereinafter defined), which may be re-borrowed in the future to fund capital expenditures and for other general partnership purposes. The first closing of this transaction occurred on May 11, 2016 and we received gross proceeds of $100 million. We expect the second closing to occur prior to June 30, 2016.

Long-Term Debt

Credit Agreement

We have entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At March 31, 2016, our Revolving Credit Facility had a total capacity of $2.484 billion. Our Revolving Credit Facility has an “accordion” feature that allows us to increase the capacity by $150 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments.

The Expansion Capital Facility had a total capacity of $1.446 billion for cash borrowings at March 31, 2016. At that date, we had outstanding borrowings of $1.230 billion on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.038 billion for cash borrowings and letters of credit at March 31, 2016. At that date, we had outstanding borrowings of $618.5 million and outstanding letters of credit of $45.4 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

The Credit Agreement is secured by substantially all of our assets. In December 2015, we entered into an agreement with the banks to increase our maximum leverage ratio to 4.75 to 1 at any quarter end. At March 31, 2016, our leverage ratio was approximately 3.9 to 1. The Credit Agreement also specifies that our interest coverage ratio (as defined in the Credit Agreement) cannot be less than 2.75 to 1 at any quarter end. At March 31, 2016, our interest coverage ratio was approximately 5.3 to 1.

At March 31, 2016, we were in compliance with the covenants under the Credit Agreement.

2019 Notes

On July 9, 2014, we issued $400.0 million of 5.125% Senior Notes Due 2019 (the “2019 Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A and Regulation S under the Securities Act. During the fourth quarter of fiscal year 2016, we repurchased $11.5 million of our 2019 Notes for an aggregate purchase price of $7.0 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2019 Notes of $4.5 million (net of the write off of debt issuance costs of $0.1 million)

The 2019 Notes mature on July 15, 2019. Interest is payable on January 15 and July 15 of each year. We have the right to redeem the 2019 Notes before the maturity date, although we would be required to pay a premium for early redemption.

At March 31, 2016, we were in compliance with the covenants under the indenture governing the 2019 Notes.

2021 Notes

On October 16, 2013, we issued $450.0 million of 6.875% Senior Notes Due 2021 (the “2021 Notes”) in a private placement exempt from registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act. During the fourth quarter of fiscal year 2016, we repurchased $61.7 million of our 2021 Notes for an aggregate purchase price of $36.4 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2021 Notes of $24.0 million (net of the write off of debt issuance costs of $1.2 million)

The 2021 Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year. We have the right to redeem the 2021 Notes before the maturity date, although we would be required to pay a premium for early redemption.

At March 31, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes.

2022 Notes

On June 19, 2012, we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) whereby we issued $250.0 million of Senior Notes in a private placement (the “2022 Notes”). The 2022 Notes bear interest at a fixed rate of 6.65%, which is payable quarterly. In December 2015, we amended the Note Purchase Agreement to change the covenants to mirror the changes made to the covenants in our Credit Agreement. In addition, we agreed to pay an additional 0.5% per year in interest if our leverage ratio exceeds 4.50 to 1. The 2022 Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to prepay outstanding principal, although we would incur a prepayment penalty. The 2022 Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

At March 31, 2016, we were in compliance with the covenants under the Note Purchase Agreement.

For a further discussion of our Revolving Credit Facility and Senior Notes, see Note 8 to our consolidated financial statements included in this Annual Report.

Revolving Credit Balances

The following table summarizes our Revolving Credit Facility borrowings:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Year Ended March 31, 2016:
Expansion capital borrowings	$1,067,549	$739,500	$1,380,000
Working capital borrowings	640,928	469,000	756,000
Year Ended March 31, 2015:
Expansion capital borrowings	$435,752	$114,000	$830,000
Working capital borrowings	736,677	339,500	1,046,000
TLP credit facility borrowings (from July 1, 2014 through March 31, 2015)	250,346	228,000	259,700

Capital Expenditures

The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information has been prepared on the accrual basis, and excludes property, plant and equipment acquired in acquisitions.

	Capital Expenditures
Year Ended March 31,	Expansion (1)	Maintenance (2)	Total
	(in thousands)
2016	$613,598	42,001	$655,599
2015	169,207	40,746	209,953
2014	132,948	32,200	165,148

(1)	Includes expansion capital expenditures for TLP of $13.6 million and $3.7 million during the years ended March 31, 2016 and 2015, respectively.

(2)	Includes maintenance capital expenditures for TLP of $11.6 million and $9.8 million during the years ended March 31, 2016 and 2015, respectively.

We currently expect our growth capital expenditures for fiscal year 2017 to be between $200 million and $300 million.

Acquisitions

Subsequent to our IPO, we significantly expanded our operations through numerous acquisitions, as described under Part I, Item 1–“Business–Acquisitions.”

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Year Ended March 31,
Cash Flows Provided by (Used in):	2016	2015	2014
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$226,881	$107,599	$243,576
Changes in operating assets and liabilities	124,614	154,792	(158,340)
Operating activities	$351,495	$262,391	$85,236
Investing activities	(445,327)	(1,366,221)	(1,455,373)
Financing activities	80,705	1,134,693	1,369,016

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

Investing Activities. Net cash used in investing activities was $445.3 million and $1.4 billion during the years ended March 31, 2016 and 2015, respectively. The decrease in net cash used in investing activities was due primarily to:

•
a $726.3 million decrease in cash paid for acquisitions during the year ended March 31, 2016 as cash paid for acquisitions during the year ended March 31, 2015 included $580.7 million for the acquisition of TransMontaigne;

•	a $343.1 million increase due to proceeds received from the sale of the general partner interest in TLP during the year ended March 31, 2016;

•	a $310.0 million decrease for the purchase of the remaining equity interest in Grand Mesa during the year ended March 31, 2015;

•	a $59.6 million decrease related to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party; and

•	a $24.2 million decrease for the purchase of certain refined product pipeline capacity allocations from other shippers during the year ended March 31, 2015.

These decreases in net cash used in investing activities were partially offset by:

•
an increase in capital expenditures from $203.8 million during the year ended March 31, 2015, $163.0 million of which was expansion capital (of this expansion capital, $3.7 million related to TLP) and $40.8 million of which was maintenance capital (of this maintenance capital, $9.8 million related to TLP), to $536.9 million during the year ended March 31, 2016, $494.9 million of which was expansion capital (of this expansion capital, $13.6 million related to TLP) and $42.0 million of which was maintenance capital (of this maintenance capital, $11.6 million related to TLP);

•
a $125.0 million increase due to the purchase of a 37.5% undivided interest in a crude oil pipeline from Colorado to Oklahoma (see “Recent Developments” above) during the year ended March 31, 2016; and

•	a $93.5 million decrease in cash flows from derivatives.

Net cash used in investing activities was $1.4 billion and $1.5 billion during the years ended March 31, 2015 and 2014, respectively. The decrease in net cash used in investing activities was due primarily to:

•	a $307.9 million decrease in cash paid for acquisitions during the year ended March 31, 2015; and

•	a $235.1 million increase in cash flows from derivatives.

These decreases in net cash used in investing activities were partially offset by:

•	a $310.0 million increase for the purchase of the remaining equity interest in Grand Mesa during the year ended March 31, 2015;

•	a $61.9 million increase related to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party;

•
an increase in capital expenditures from $165.1 million during the year ended March 31, 2014, $132.9 million of which was expansion capital and $32.2 million of which was maintenance capital, to $203.8 million during the year ended March 31, 2015, $163.0 million of which was expansion capital (of this expansion capital, $3.7 million related to TLP) and $40.8 million of which was maintenance capital (of this maintenance capital, $9.8 million related to TLP);

•	a $24.2 million increase for the purchase of certain refined product pipeline capacity allocations from other shippers during the year ended March 31, 2015; and

•
a $22.0 million increase in contributions to unconsolidated entities during the year ended March 31, 2015 due primarily to our investment in BOSTCO which we acquired as part of our July 2014 acquisition of TransMontaigne.

Financing Activities. Net cash provided by financing activities was $80.7 million and $1.1 billion during the years ended March 31, 2016 and 2015, respectively. The decrease in net cash provided by financing activities was due primarily to:

•	$541.1 million in proceeds received from the sale of our common units during the year ended March 31, 2015;

•	$400.0 million in proceeds received from the issuance of the 2019 Notes during the year ended March 31, 2015;

•	an $88.0 million increase in distributions paid to our partners and noncontrolling interest owners during the year ended March 31, 2016; and

•	$43.4 million in repurchases of a portion of our senior notes during the fourth quarter of fiscal year 2016.

These decreases in net cash provided by financing activities were partially offset by an increase of $53.2 million in proceeds from other long-term debt due primarily to equipment financing.

Net cash provided by financing activities was $1.1 billion and $1.4 billion during the years ended March 31, 2015 and 2014, respectively. The decrease in net cash provided by financing activities was due primarily to:

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

The following table summarizes distributions declared during the years ended March 31, 2016, 2015 and 2014:

Date Declared	Record Date	Date Paid	Amount Per Unit	Amount Paid To Limited Partners	Amount Paid To General Partner
				(in thousands)	(in thousands)
April 25, 2013	May 6, 2013	May 15, 2013	$0.4775	$25,605	$1,189
July 25, 2013	August 5, 2013	August 14, 2013	0.4938	31,725	1,739
October 23, 2013	November 4, 2013	November 14, 2013	0.5113	35,908	2,491
January 24, 2014	February 4, 2014	February 14, 2014	0.5313	42,150	4,283
April 24, 2014	May 5, 2014	May 15, 2014	0.5513	43,737	5,754
July 24, 2014	August 4, 2014	August 14, 2014	0.5888	52,036	9,481
October 24, 2014	November 4, 2014	November 14, 2014	0.6088	53,902	11,141
January 26, 2015	February 6, 2015	February 13, 2015	0.6175	54,684	11,860
April 24, 2015	May 5, 2015	May 15, 2015	0.6250	59,651	13,446
July 23, 2015	August 3, 2015	August 14, 2015	0.6325	66,248	15,483
October 22, 2015	November 3, 2015	November 13, 2015	0.6400	67,313	16,277
January 21, 2016	February 3, 2016	February 15, 2016	0.6400	67,310	16,279
April 21, 2016	May 3, 2016	May 13, 2016	0.3900	40,626	70

The following table summarizes distributions declared by TLP after our acquisition of general and limited partner interests in TLP (exclusive of the distribution declared in July 2014, the proceeds of which we remitted to the former owners of TransMontaigne, pursuant to agreements entered into at the time of the business combination. On February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting.

Date Declared	Record Date	Date Paid	Amount Per Unit	Amount Paid To NGL	Amount Paid To Noncontrolling Interest Owners
				(in thousands)	(in thousands)
October 13, 2014	October 31, 2014	November 7, 2014	$0.6650	$4,010	$8,614
January 8, 2015	January 30, 2015	February 6, 2015	0.6650	4,010	8,614
April 13, 2015	April 30, 2015	May 7, 2015	0.6650	4,007	8,617
July 13, 2015	July 31, 2015	August 7, 2015	0.6650	4,007	8,617
October 12, 2015	October 30, 2015	November 6, 2015	0.6650	4,007	8,617
January 19, 2016	January 29, 2016	February 8, 2016	0.6700	4,104	8,681

Common Unit Repurchase Program

On September 10, 2015, the Board of Directors of our general partner authorized a common unit repurchase program pursuant to which we could repurchase up to $45 million of our outstanding common units through March 31, 2016 from time to time in the open market or in other privately negotiated transactions. During the year ended March 31, 2016, we repurchased 1,623,804 common units for an aggregate price of $17.7 million.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2016 for our fiscal years ending thereafter:

		Years Ending March 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Principal payments on long-term debt —
Expansion capital borrowings	$1,229,500	$—	$—	$1,229,500	$—	$—	$—
Working capital borrowings	618,500	—	—	618,500	—	—	—
2019 Notes	388,467	—	—	—	388,467	—	—
2021 Notes	388,289	—	—	—	—	—	388,289
2022 Notes	250,000	—	25,000	50,000	50,000	50,000	75,000
Other long-term debt	61,488	7,899	7,143	6,053	5,621	34,671	101
Interest payments on long-term debt —
Revolving Credit Facility (1)	149,937	57,668	57,668	34,601	—	—	—
2019 Notes	70,639	20,226	20,165	20,165	10,083	—	—
2021 Notes	160,731	27,256	26,695	26,695	26,695	26,695	26,695
2022 Notes	66,500	16,625	16,209	13,300	9,975	6,650	3,741
Other long-term debt	14,257	3,739	3,323	2,908	2,521	1,762	4
Letters of credit	45,418	—	—	45,418	—	—	—
Future minimum lease payments under noncancelable operating leases	647,759	136,065	120,723	98,266	87,569	77,821	127,315
Future minimum throughput payments under noncancelable agreements (2)	200,734	53,024	53,042	52,250	42,418	—	—
Construction commitments (3)	126,800	126,800	—	—	—	—	—
Fixed-price commodity purchase commitments (4)	50,249	50,047	202	—	—	—	—
Index-price commodity purchase commitments (5)	883,908	685,092	92,891	73,928	31,997	—	—
Total contractual obligations	$5,353,176	$1,184,441	$423,061	$2,271,584	$655,346	$197,599	$621,145

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at March 31, 2016. See Note 8 to our consolidated financial statements included in this Annual Report for additional information on our Credit Agreement.

(2)
We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity.

(3)	At March 31, 2016, we had the following construction commitments:

•
As discussed above, in November 2015, we reached an agreement with Saddlehorn to jointly construct, own and operate the Joint Pipeline. At March 31, 2016, our share of the remaining total construction costs for the Joint Pipeline is approximately $39 million. We expect the Joint Pipeline to be operational beginning in the third quarter of fiscal year 2017.

•
As part of the Joint Pipeline project, we will have some assets connected to the Joint Pipeline. At March 31, 2016, the remaining costs for these assets are approximately $80.6 million. We expect these assets to be completed during the third quarter of fiscal year 2017.

•
In February 2015, we acquired Sawtooth, which owns a natural gas liquids salt dome storage facility in Utah with rail and truck access to western United States markets and entered into a construction agreement to expand the storage capacity of the facility. At March 31, 2016, the remaining costs for this project are $7.2 million. We expect this project to be completed by the end of the second quarter of fiscal year 2017.
(4)    At March 31, 2016, we had the following fixed-price purchase commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
2017	$41,756	1,077	$8,291	21,574
2018	—	—	202	504
Total	$41,756	1,077	$8,493	22,078
(5)    At March 31, 2016, we had the following index-price purchase commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
2017	$319,761	9,187	$365,331	855,645
2018	92,745	2,640	146	300
2019	73,928	1,825	—	—
2020	31,997	1,070	—	—
Total	$518,431	14,722	$365,477	855,945
Index prices are based on a forward price curve at March 31, 2016. A theoretical change of $0.10 per gallon in the underlying commodity price at March 31, 2016 would result in a change of $85.6 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at March 31, 2016 would result in a change of $14.7 million in the value of our index-price crude oil purchase commitments.

Sales Contracts
We have entered into product sales contracts for which we expect the parties to physically settle the inventory in future periods. At March 31, 2016, we had the following sales contract volumes (in thousands):

Natural gas liquids fixed-price (gallons)	85,162
Natural gas liquids index-price (gallons)	312,198
Crude oil fixed-price (barrels)	2,107
Crude oil index-price (barrels)	18,754

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases described in Note 10 to our consolidated financial statements included in this Annual Report.

Environmental Legislation

Please see Part I, Item 1–“Business–Government Regulation–Greenhouse Gas Regulation” for a discussion of proposed environmental legislation and regulations that, if enacted, could result in increased compliance and operating costs. However, at this time we cannot predict the structure or outcome of any future legislation or regulations or the eventual cost we could incur in compliance.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that are applicable to us, see Note 2 to our consolidated financial statements included in this Annual Report.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership’s operations and the use of estimates made by management. We have identified the following accounting policies that are most important to the portrayal of our consolidated financial position and results of operations. The application of these accounting policies, which requires subjective or complex judgments regarding estimates and projected outcomes of future events, and changes in these accounting policies, could have a material effect on our consolidated financial statements.

Revenue Recognition

We record product sales revenues when title to the product transfers to the purchaser, which typically occurs when the purchaser receives the product. We record terminaling, transportation, storage, and service revenues when the service is performed, and we record tank and other rental revenues over the lease term. Several of our terminaling service agreements with throughput customers, allow us to receive the product volume gained resulting from differences between the measurement of product volumes received and distributed at our terminaling facilities. Such differences are due to the inherent variances in measurement devices and methodology. We record revenues for the net proceeds from the sale of the product gained. Revenues for our water solutions segment are recognized when we obtain the wastewater at our treatment and disposal facilities.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. We include amounts billed to customers for shipping and handling costs in revenues in our consolidated statements of operations.

We enter into certain contracts whereby we agree to purchase product from a counterparty and sell the same volume of product to the same counterparty at a different location or time. When such agreements are entered into at the same time and in contemplation of each other, we record the revenues for these transactions net of cost of sales.

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our consolidated balance sheets except for certain contracts that qualify for the normal purchase and normal sale election. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs.

We have not designated any financial instruments as hedges for accounting purposes. All changes in the fair value of our commodity derivative instruments that do not qualify as normal purchases and normal sales (whether cash transactions or non-cash mark-to-market adjustments) are reported within cost of sales in our consolidated statements of operations, regardless of whether the contract is physically or financially settled.

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions.

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets (property, plant and equipment and amortizable intangible assets) for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. We compare the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment, we may be required to reduce the carrying value and the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of a long-lived assets would increase costs and expenses at that time.

We evaluate equity method investments for impairment when we believe the current fair value may be less than the carrying amount. We record impairments of equity method investments if we believe the decline in value is other than temporary.

Impairment of Goodwill

Goodwill is subject to at least an annual assessment for impairment. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. For purposes of goodwill impairment testing, assets are grouped into “reporting units”. A reporting unit is either an operating segment or a component of an operating segment, depending on how similar the components of the operating segment are to each other in terms of operational and economic characteristics. For each reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value.

Asset Retirement Obligations

We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2016 includes a liability of $5.6 million related to asset retirement obligations, which is reported within other noncurrent liabilities. We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. Our liability for asset retirement obligations is discounted to present value. To calculate the liability, we make estimates and assumptions about the retirement cost and the timing of retirement. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

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

Tank Bottoms

Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost within either noncurrent assets or property, plant and equipment on our consolidated balance sheets. We recover tank bottoms when the storage tanks are removed from service. See Note 2 and Note 5 to our consolidated financial statements included in this Annual Report.

Linefill

We have entered into long-term shipment commitments for specified minimum volumes of crude oil on certain third-party owned pipelines. These agreements require that we maintain a certain minimum amount of crude oil in the pipeline to serve as linefill over the duration of the agreement. We report such linefill at historical cost within other noncurrent assets on our consolidated balance sheets. See Note 2 to our consolidated financial statements included in this Annual Report.

Business Combinations

We record business combinations using the “acquisition method,” in which the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts including commodity purchase and sale agreements, storage contracts, and transportation contracts. The excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but is reviewed annually for impairment. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the value of the assets acquired and liabilities assumed in a business combination.

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

We record the expense for the first tranche of each Service Award on a straight-line basis over the period beginning with the grant date of the awards and ending with the vesting date of the tranche. We record the expense for succeeding tranches over the period beginning with the vesting date of the previous tranche and ending with the vesting date of the tranche. At each balance sheet date, we adjust the cumulative expense recorded using the estimated fair value of the awards at the balance sheet date. We calculate the fair value of the awards using the closing price of our common units on the New York Stock Exchange on the balance sheet date, adjusted to reflect the fact that the holders of the unvested units are not entitled to distributions during the vesting period. We estimate the impact of the lack of distribution rights during the vesting period using the value of the most recent distribution and assumptions that a market participant might make about future distributions.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2016, we had $1.8 billion of outstanding borrowings under our Revolving Credit Facility at a rate of 2.94%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $2.3 million, based on borrowings outstanding at March 31, 2016.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, as deemed appropriate. At March 31, 2016, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales. The following table summarizes the hypothetical impact on the March 31, 2016 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (crude oil logistics segment)	$(6,163)
Crude oil (water solutions segment)	(2,656)
Propane (liquids segment)	963
Other products (liquids segment)	(296)
Refined products (refined products and renewables segment)	(24,736)
Renewables (refined products and renewables segment)	(4,508)
Canadian dollars (liquids segment)	945

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2016, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management’s Report on Internal Control Over Financial Reporting

The management of our Delaware limited partnership (the “Partnership”) and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework.

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Our internal control over financial reporting as of March 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in Part IV, Item 15 - “Exhibits, Financial Statement Schedules” in this Annual Report.

Changes in Internal Control Over Financial Reporting

The Partnership had a change in key personnel and controls in the fourth quarter of its 2016 fiscal year. More specifically, the Partnership’s general partner hired a new Chief Accounting Officer and a new Chief Financial Officer. These personnel additions (1) changed the design of the Chief Accounting Officer’s review control over business combination accounting, and (2) added a new and incremental control encompassing the Chief Financial Officer review of business combination accounting for accuracy and the fair value measurements for reasonableness. Both of these internal control modifications began in the fourth quarter of fiscal 2016. Through execution of these controls over the recording of business combinations that occurred in the fourth quarter of fiscal 2016, the Chief Accounting Officer and Chief Financial Officer identified certain contingent consideration liabilities in connection with the fourth quarter 2016 business combinations, and determined that the Partnership had failed to record similar liabilities for contingent consideration related to certain previous business combinations that had occurred prior to the fourth quarter of fiscal year 2016. Such liabilities should have been recorded at the acquisition date and subsequently revalued to estimated fair value at each reporting period with the offset to current earnings. Based on the determination that the Partnership had not properly accounted for these prior acquisitions, management determined that a material weakness in internal control existed through December 31, 2015, specifically related to the identification and review of accounting for assets acquired and liabilities assumed in business combinations. As described above in “Management’s Report on Internal Control Over Financial Reporting”, the Partnership concluded that its internal control over financial reporting was effective as of March 31, 2016 based, in part, on the effectiveness of the changed and new controls implemented in the fourth quarter of fiscal year 2016.

Other than changes that have been described above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors and Executive Officers

Directors of our general partner are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The following table summarizes information regarding the current directors of our general partner and our executive officers.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	62	Chief Executive Officer and Director
Robert W. Karlovich III	39	Chief Financial Officer and Treasurer
James J. Burke	60	President and Director
Shawn W. Coady	54	President and Chief Operating Officer, Retail Division and Director
Vincent J. Osterman	59	President, Eastern Retail Propane Operations and Director
Christopher Beall	41	Director
James M. Collingsworth	61	Director
Stephen L. Cropper	66	Director
Bryan K. Guderian	56	Director
James C. Kneale	64	Director
John T. Raymond	45	Director
Patrick Wade	46	Director

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

Mr. Krimbill brings leadership, oversight and financial experience to the board. Mr. Krimbill provides expertise in managing and operating a publicly traded partnership, including substantial expertise in successfully acquiring and integrating propane and midstream businesses. Mr. Krimbill also brings financial expertise to the board, including his prior service as a chief financial officer. Mr. Krimbill’s experience serving on other public company boards is also a valuable asset to our board of directors.

Robert W. Karlovich III. Mr. Karlovich was appointed as our Chief Financial Officer in February 2016. Prior to joining NGL, Mr. Karlovich served as Chief Financial Officer of Targa Pipeline Partners, a subsidiary of Targa Resources Partners, LP, from February 2015 through February 2016, and as Senior Vice President of Commercial and Business Development for Targa Resources Partners LP from November 2015 to February 2016. Mr. Karlovich served in various roles at Atlas Pipeline Partners, L.P. and its subsidiaries (“APL”) from September 2006 to February 2015 when APL merged with Targa Resources Partners, LP. Mr. Karlovich served in various roles at Syntroleum Corporation from February 2004 to September 2006. Prior to that, Mr. Karlovich worked at Arthur Andersen LLP and Grant Thornton LLP. Mr. Karlovich is a certified public accountant.

James J. Burke. Mr. Burke serves as our President and joined the board of directors of our general partner in 2012. Mr. Burke was a co-founder of High Sierra Energy, LP and High Sierra Energy GP, LLC (“High Sierra”) and served as Chairman of the High Sierra board and President and Chief Executive Officer of the High Sierra general partner since September 2010 until NGL’s acquisition of High Sierra in June 2012. From July 2004 to September 2010, Mr. Burke was the Managing Director of High Sierra’s general partner. Mr. Burke, along with three other entrepreneurs, co-founded Petro Source Partners, LP, where he ran six business units throughout the United States and Canada for the company over a 17-year span. Prior to that, Mr. Burke served as Manager of Crude Oil Acquisitions at Asamera Oil (United States) Inc. from 1981 to 1984. Mr. Burke began his career as a Crude Oil Representative at Permian Corporation, where he worked from 1978 to 1981. Mr. Burke also serves as the Managing Director of Impact Energy Services, LLC.

Mr. Burke brings valuable executive and operational experience in the crude oil marketing business and water solutions business to the board and provides expertise in both acquisitions and organic growth strategies.

Shawn W. Coady. Dr. Coady has served as our President and Chief Operating Officer, Retail Division, since April 2012 and previously served as our Co-President and Chief Operating Officer, Retail Division from October 2010 through April 2012. Dr. Coady has also served as a member of the board of directors of our general partner since its formation in September 2010. Dr. Coady served as an officer of Hicks Oils & Hicksgas, Incorporated (“HOH”), from March 1989 to September 2010 when HOH contributed its propane and propane related assets to Hicksgas LLC, and the membership interests in Hicksgas LLC were contributed to us as part of our formation transactions. Dr. Coady was also the President of Hicksgas Gifford, Inc. from March 1989 until the membership interests in the company were contributed to us as part of our formation transactions. Dr. Coady has served as a director for the National Propane Gas Association since 2004 and as a member of the executive committee of the Illinois Propane Gas Association from 2004 to March 2015.

Dr. Coady brings valuable management and operational experience to the board. Dr. Coady has over 25 years of experience in the retail propane industry, and provides expertise in both acquisition and organic growth strategies. Dr. Coady also provides insight into developments and trends in the propane industry through his leadership roles in industry associations.

Vincent J. Osterman. Mr. Osterman has served as the President of Osterman Associated Companies, which contributed the assets of its propane operations to us on October 3, 2011, since August 1987. Mr. Osterman has served as President of our Eastern Retail Propane Operations and as a member of the board of directors of our general partner since October 2011. Mr. Osterman also currently serves on the board of directors of Energi Holdings, Inc. and on the Board of Advisors of the Gaudette Insurance Agency.

With his long tenure as President of the Osterman Associated Companies, Mr. Osterman brings valuable executive and operational experience in the retail propane businesses to the board. Mr. Osterman also provides insight into developments and trends in the propane industry through his leadership roles in industry associations.

Christopher Beall. Mr. Beall has served on the board of directors of our general partner since May 2016. Mr. Beall is a Managing Director and Co-Portfolio Manager of Oaktree Capital Management L.P.’s (“Oaktree”) Infrastructure Investing Strategy. Mr. Beall has over 16 years of experience in direct investments, investment banking and finance. Mr. Beall served as a key investment professional for Highstar Capital for ten years prior to joining Oaktree in 2014 and continues to serve as a Partner of Highstar Capital for certain legal funds not managed by Oaktree. Prior to joining Highstar Capital in 2004, he worked in the Global Natural Resources Group at Lehman Brothers, Inc., and in operations and engineering at Koch Pipeline Company, a natural gas transmission pipeline owned by Koch Industries, Inc. Mr. Beall currently serves on the board of directors of Northstar Transloading, ADS Waste Holding, Inc., Ports America Companies, Wespac Midstream and Amtrak.

Mr. Beall brings considerable experience in the energy business and in financial markets. As a director for other public companies, Mr. Beall also provides cross board experience.

James M. Collingsworth. Mr. Collingsworth has served on the board of directors of our general partner since January 2015. Mr. Collingsworth previously served as a Senior Vice President of the general partner of Enterprise Products Partners L.P. from November 2001 through September 2012. Prior to that, Mr. Collingsworth served as a board member of Texaco Canada Petroleum Inc. from July 1998 to October 2001 and was employed by Texaco from 1991 to 2001 in various management positions, including Senior Vice President of NGL Assets and Business Services from July 1998 to October 2001. Prior to joining Texaco, Mr. Collingsworth was director of feedstocks for Rexene Petrochemical Company from 1988 to 1991 and served in the MAPCO, Inc. organization from 1973 to 1988 in various capacities, including customer service and business development manager of the Mid-America and Seminole pipelines. Mr. Collingsworth currently serves on the board of directors of Martin Midstream Partners L.P.

Mr. Collingsworth brings a wealth of in-depth industry experience to the Partnership. Mr. Collingsworth has worked in all facets of the midstream and petrochemical industry for more than 40 years.

Stephen L. Cropper. Mr. Cropper joined the board of directors of our general partner in June 2011. Mr. Cropper held various positions during his 25-year career at The Williams Companies, Inc., including serving as the President and Chief Executive Officer of Williams Energy Services, a Williams operating unit involved in various energy-related businesses, until his retirement in 1998. Mr. Cropper served as a director of Energy Transfer Partners, L.P. from 2000 through 2005. Since Mr. Cropper’s retirement from The Williams Companies, Inc. in 1998, he has been a consultant and private investor and also served as a director of Sunoco Logistics Partners, L.P., NRG Energy, Inc., Berry Petroleum Company, and Rental Car Finance

Corp., a subsidiary of Dollar Thrifty Automotive Group. Mr. Cropper currently serves on the board of directors of QuikTrip Corporation and Wawa Inc.

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

Mr. Raymond also currently serves a director of American Energy Ohio Holdings, LLC, Ferus Inc., Ferus Natural Gas Fuels Inc., Iron Ore Holdings, Lighthouse Oil & Gas GP, LLC, MarkWest Utica EMG, LLC, Medallion Midstream, LLC, Plains All American GP LLC and Tallgrass MLP GP LLC. Mr. Raymond manages various private investments through personally held Lynx Holdings, LLC.

Patrick Wade. Mr. Wade served as a member of the High Sierra board beginning in November 2008 and as a member of the board of directors of our general partner since 2012. Mr. Wade has 20 years of experience in the energy sector. In 2002, Mr. Wade co-founded Tiger Midstream Investments, a natural gas midstream development and investment company that was involved primarily in the Rocky Mountains. From 2005 to 2007, Mr. Wade was a Managing Director at Bear Energy LP, responsible for investments in natural gas midstream infrastructure, as well as contracting for a diverse portfolio of natural gas storage capacity. In 2008, Mr. Wade joined EMG as a Managing Director in the Houston office. EMG is the management company for a series of specialized private equity funds. EMG focuses on investing across various facets of the global natural resource industry including the upstream and midstream segments of the energy complex. EMG is the managing partner of EMG NGL HC LLC. Mr. Wade’s primary focus is making direct investments across the natural resources industry. Mr. Wade served as a director of MarkWest Liberty Midstream & Resources from 2009 through 2011. In addition, Mr. Wade currently serves on the board of directors of Medallion Midstream, L.L.C., Ferus Inc., and Lodestar Energy Group, LLC.

Mr. Wade brings extensive financial and industry experience to the board. With 20 years of experience in the energy sector, Mr. Wade provides valuable insight into our business.

Director Appointment Rights

The Limited Liability Company Agreement of NGL Energy Holdings LLC grants certain parties the right to designate a specified number of persons to serve on the board of directors. EMG NGL HC LLC has the right to designate two persons to serve on the board of directors, and has designated John T. Raymond and Patrick Wade. The Coady Group (which consists of certain entities controlled by Shawn W. Coady and Todd M. Coady) and the investors who formed the Partnership (“IEP Parties”) (which consists of certain entities controlled by H. Michael Krimbill, and two other investors, one of whom is an employee of the Partnership) each have the right to designate one person to serve on the board of directors. The Coady Group has designated Shawn W. Coady and the IEP Parties have designated H. Michael Krimbill.

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

Mr. Collingsworth, Mr. Cropper, and Mr. Kneale currently serve on the audit committee, and Mr. Kneale serves as the chairman. The board of directors of our general partner has determined that Mr. Kneale is an “audit committee financial expert” as defined under SEC rules and that each member of the audit committee is financially literate. In compliance with the requirements of the NYSE, all of the members of the audit committee are independent directors, as defined in the applicable NYSE and Exchange Act rules.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations by our directors and officers, we believe that all reporting obligations of our general partner’s directors and officers and our greater than 10% unitholders under Section 16(a) were satisfied during the year ended March 31, 2016, except for the purchase of stock by Shawn W. Coady on August 17, 2015 and by James Collingsworth on February 12, 2016 which were both late by one day. Also, a Form 3 for Robert W. Karlovich III, who became an executive officer on February 22, 2016, was not filed until March 9, 2016. Mr. Karlovich’s receipt of a grant of restricted common units on February 22, 2016 was not reported on a Form 4 until March 10, 2016.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2016” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2016.

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

Our “named executive officers” for fiscal year 2016 were:

•	H. Michael Krimbill–Chief Executive Officer

•	Robert W. Karlovich III–Chief Financial Officer (effective February 22, 2016)

•	James J. Burke–President

•	Shawn W. Coady–President and Chief Operating Officer, Retail Division

•	Vincent J. Osterman–President, Eastern Retail Propane Operations

•	Atanas H. Atanasov–Chief Financial Officer and Treasurer (resigned effective February 5, 2016)

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

Recent Achievements

Our compensation structure is designed to reward our officers for achieving above-market returns for our unitholders. Our achievements during the year ended March 31, 2016 included the following:

•
Entered into an agreement with Saddlehorn Pipeline Company, LLC to combine pipeline projects to transport crude oil from Weld County, Colorado to Cushing Oklahoma, of which we will own a 37.5% undivided interest in the pipeline; and

•	We sold our general partner interest in TLP for $350 million.

Compensation Highlights

•	We paid no cash bonuses to our named executive officers during fiscal year 2016.

•
The salaries of most of our named executive officers remain below the median of our benchmark peer group. This enables us to grant more performance-based compensation to maintain competitive total compensation packages.

•
We introduced a new performance-based restricted unit program for which no payout will be made unless the return on our common units exceeds the median returns for a specified peer group over specified periods of time.

Factors Enhancing Alignment with Unitholder Interests

•	Majority of officer pay is at risk incentive compensation based on annual financial performance and growth in unitholder value;

•	Equity-based incentives are the largest single component of officer compensation;

•	Certain of the officers’ equity awards are subject to achievement of above-median total unitholder return relative to our performance peer group;

•	No excise tax gross-ups; and

•	Compensation committee engages an independent compensation adviser.

Compensation Setting Process

Our compensation program for our named executive officers supports our philosophy of pay-for-performance.

•
Role of Management: Our Chief Executive Officer also provides periodic recommendations to the compensation committee and the board of directors regarding the compensation of our other named executive officers.

•
Role of the Compensation Committee’s Consultant: In carrying out its responsibilities for establishing, implementing and monitoring the effectiveness of our executive compensation philosophy, plans and programs, our compensation committee has the authority to engage outside experts to assist in its deliberations. During fiscal year 2016, the compensation committee received compensation advice and data from Pearl Meyer & Partners (“PM&P”). PM&P conducted a competitive review of the principal components of compensation for our executives, including our named executive officers. PM&P also provided input on peer group selection (compensation and performance peers), and short and long-term incentive plan design. The compensation committee reviewed the services provided by PM&P and determined that they are independent in providing executive compensation consulting services. In making this determination, the compensation committee noted that during fiscal year 2016:

◦	PM&P did not provide any services to the Partnership or management other than compensation consulting services requested by or with the approval of the compensation committee;

◦	PM&P does not provide, directly or indirectly through affiliates, any non-compensation services such as pension consulting or human resource outsourcing;

◦	PM&P maintains a conflicts policy, which was provided to the compensation committee with specific policies and procedures designed to ensure independence;

◦	Fees paid to PM&P by the Partnership during fiscal year 2016 were less than 1% of PM&P’s total revenue;

◦	None of the PM&P consultants working on Partnership matters had any business or personal relationship with compensation committee members;

◦	None of the PM&P consultants working on Partnership matters (or any consultants at PM&P) had any business or personal relationship with any executive officer of the Partnership; and

◦	None of the PM&P consultants working on Partnership matters own Partnership interests.

The compensation committee continues to monitor the independence of its compensation consultant on a periodic basis. The compensation committee considered the recommendations provided by PM&P in the process of designing the fiscal year 2016 compensation program.

Elements of Executive Compensation

As part of our pay-for-performance approach to executive compensation, the compensation of our executive officers includes a significant component of incentive compensation based on our performance. The following table summarizes the primary elements of compensation in our executive compensation program:

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

•	Mr. Karlovich’s base salary of $400,000 was negotiated prior to his joining our management team in February 2016.

•
Mr. Burke’s base salary of $353,000 became effective on June 19, 2012 when Mr. Burke joined our management team upon completion of our merger with High Sierra. Mr. Burke’s base salary was increased to $375,000 in July 2013 and to $384,000 in June 2014. Mr. Burke was given a lower salary increase than the other named executive officers, based on the fact that his salary is higher relative to the benchmark peer group than the other named executive officers (his current salary is close to the 50th percentile of the peer group).

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

Long-Term Equity Incentive Awards

Certain restricted units granted to the named executive officers vest in tranches, contingent only on the continued service of the recipient through the vesting date (the “Service Awards”). The following table summarizes grants of Service Award units granted, vested and/or forfeited during fiscal year 2016 with respect to the named executive officers:

	Unvested Units at March 31, 2015	Units Granted	Units Vested	Units Forfeited	Unvested Units at March 31, 2016
H. Michael Krimbill (1)	—	213,573	(71,191)	—	142,382
Robert W. Karlovich III (2)	—	75,000	—	—	75,000
James J. Burke (3)	45,000	25,000	(25,000)	—	45,000
Shawn W. Coady (3)	45,000	25,000	(25,000)	—	45,000
Vincent J. Osterman (3)	45,000	25,000	(25,000)	—	45,000
Atanas H. Atanasov (4)	36,000	8,333	(20,333)	(24,000)	—

(1)	Mr. Krimbill was granted 213,573 Service Awards on April 23, 2015.

(2)	Mr. Karlovich was granted 75,000 Service Awards on February 22, 2016.

(3)	Mr. Burke, Dr. Coady and Mr. Osterman were each granted 10,000 Service Awards on July 1, 2015 and 15,000 Service Awards on February 18, 2016.

(4)	Mr. Atanasov was granted 8,333 Service Awards on July 1, 2015 and forfeited all outstanding Service Awards upon his resignation from employment.

The number of Service Award units granted to Mr. Krimbill was calculated based on the median value of equity award units granted to chief executive officers in the benchmark peer group.

The Service Award units granted in July 2015 were intended as discretionary bonuses for performance during fiscal year 2015.

The Service Award units granted to Mr. Karlovich were negotiated prior to his joining our management team in February 2016.

The Service Award units granted to in February 2016 were intended for retention.

The following table summarizes the vesting dates of the unvested Service Award units at March 31, 2016:

	Service Award Units by Vesting Date			Total Unvested Units
	July 1, 2016	July 1, 2017	July 1, 2018	at March 31, 2016
H. Michael Krimbill	71,191	71,191	—	142,382
Robert W. Karlovich III	25,000	25,000	25,000	75,000
James J. Burke	30,000	15,000	—	45,000
Shawn W. Coady	30,000	15,000	—	45,000
Vincent J. Osterman	30,000	15,000	—	45,000

During April 2015, the Partnership granted awards that are contingent both on the continued service of the recipients through the vesting date and also on the performance of our common units relative to the performance of other entities in the Alerian MLP Index (the “Index”) over specified periods of time (the “Performance Awards”).

The Performance Awards represent hypothetical units and are not actual common units. The Performance Awards settle in common units rather than cash. The right to receive common units with respect to the Performance Awards depends on (i) the level of total unitholder return attained by us over the applicable performance periods, as measured against our peer group and as described in the Performance Unit Agreement, provided that the number of common units that may be earned in respect of the Performance Awards will either be 0% of the Performance Awards, for performance at anything less than the 50th percentile of the performance peer group, or in a range of 50% to 200% of the Performance Awards, for performance from the 50th percentile to the 90th percentile of the performance peer group over the same performance period (such number of earned Performance Awards are referred to, and defined in the Performance Unit Agreement, as, "Earned Performance Awards"), and (ii) the satisfaction of a continued service requirement.

The following table summarizes the maximum number of units that could vest on the Performance Awards granted to each named executive officer:

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

The following table summarizes the percentage of the maximum Performance Award units that will vest depending on the percentage of entities in the Index that NGL outperforms:

Our Relative TUR Percentile Ranking	Payout (% of Target Units)
Less than 50th percentile	—%
Between the 50th and 75th percentile	50%–100%
Between the 75th and 90th percentile	100%–200%
Above the 90% percentile	200%

The Performance Award units were granted in consideration of the fact that the base salaries and the service-based equity awards for the named executive officers are in most cases below the median value for officers in their respective peer groups. The Compensation Committee believes that if the performance of NGL’s common units falls below the median performance of the Index, the named executive officers should receive lower compensation than their peers, but that if the performance of NGL’s common units exceeds the median of the Index, the compensation of the named executive officers should be increased.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers. The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2016” table below.

401(k) Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees, including our named executive officers, to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. We make a maximum employer matching contribution equal to 3.5% of the employee’s eligible compensation (as defined in the plan) that is not in excess of 6% of the employee’s eligible compensation (subject to annual Internal Revenue Service contribution limits). Our matching contributions prior to January 1, 2015 vest over 5 years and, effective January 1, 2015, our matching contributions vest over 2 years.

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

Competitive Review and Fiscal Year 2016 Compensation Program

During fiscal year 2016, PM&P conducted a competitive review of our executive compensation program and provided input to the compensation committee regarding competitive compensation levels and compensation program design. In order to provide guidance to the compensation committee regarding competitive rates of compensation, PM&P collected pay data from the following sources:

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

PM&P defines “market” as the combination of survey data and peer group data. As described above, the Compensation Committee considered this data in establishing salaries for fiscal year 2016 and in determining the number of Service Award and Performance Award units to grant to the named executive officers.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2016, Stephen L. Cropper, Bryan K. Guderian, and James C. Kneale served on the Compensation Committee. None of these individuals is an employee or an officer of our general partner. As described under Part I, Item 13–“Transactions With Related Persons,” Mr. Guderian is an executive officer of WPX, and we entered into certain transactions with WPX during fiscal year 2016. Shawn W. Coady is an executive officer and a member of the board of directors of our general partner. Dr. Coady also serves on the board of directors of HOH, a family-owned company, and in this capacity Dr. Coady participates in the compensation setting process of the HOH board of directors.

Summary Compensation Table for 2016

The following table summarizes the compensation earned by our named executive officers for fiscal years 2014 through 2016.

Name and Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Restricted Unit Awards (Service and Performance Awards) (2) ($)	All Other Compensation (3) ($)	Total ($)
H. Michael Krimbill	2016	350,000	—	8,319,437	7,539	8,676,976
Chief Executive Officer	2015	292,500	—	—	9,319	301,819
	2014	117,693	475,000	—	6,493	599,186

Robert W. Karlovich III	2016	30,769	—	419,250	—	450,019
Chief Financial Officer

James J. Burke (4)	2016	375,000	—	1,047,241	27,898	1,450,139
President	2015	381,750	—	602,270	26,467	1,010,487
	2014	367,385	450,000	—	24,651	842,036

Shawn W. Coady	2016	315,000	—	1,047,241	9,329	1,371,570
President and Chief Operating	2015	311,250	—	1,331,501	19,153	1,661,904
Officer, Retail Division	2014	300,000	200,000	—	19,630	519,630

Vincent J. Osterman (5)	2016	250,000	—	1,047,241	30,906	1,328,147
President, Eastern Retail	2015	250,000	—	1,331,501	31,763	1,613,264
Propane Operations

Atanas H. Atanasov (6)	2016	265,385	50,000	752,755	8,885	1,077,025
Former Chief Financial Officer	2015	287,500	—	864,664	9,346	1,161,510
	2014	232,500	195,000	259,696	7,038	694,234

(1)
Amounts for fiscal year 2014 include discretionary bonuses paid in fiscal year 2014 based on contributions of the individuals since the time they joined the Partnership through the date of the bonus and based on expectations of future performance.

(2)
The fair values of the restricted units shown in the table above were calculated based on the closing market prices of our common units on the grant dates, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution prior to the grant date and assumptions that a market participant might make about future distribution growth. This calculation of fair value is consistent with the provisions of Accounting Standards Codification 718 Stock Compensation. The following table summarizes these amounts:

Name	Service Award Grant Date Fair Value	Performance Award Grant Date Fair Value	Total Grant Date Fair Value	Performance Awards at Maximum Value
H. Michael Krimbill	$4,624,567	$3,694,870	$8,319,437	$7,389,740
Robert W. Karlovich III	419,250	—	419,250	—
James J. Burke	413,050	650,591	1,063,641	1,301,181
Shawn W. Coady	413,050	650,591	1,063,641	1,301,181
Vincent J. Osterman	413,050	650,591	1,063,641	1,301,181
Atanas H. Atanasov	245,949	520,472	766,421	1,040,945

(3)
The amounts in this column include matching contributions to our 401(k) plan. Amounts for Mr. Burke include a club membership and a car allowance. Amounts for Dr. Coady include the incremental cost of the use of a company car, including depreciation, maintenance, insurance, and fuel. Amounts for Mr. Osterman include propane provided to him and to members of his family (valued for this purpose at the cost of the propane to NGL). The following table summarizes these amounts:

Name	Fiscal Year	401(k) Match	Car Allowance	Club Membership	Propane	Total Other Compensation
James J. Burke	2016	$10,774	$9,000	$8,124	$—	$27,898
	2015	9,343	9,000	8,124	—	26,467
	2014	7,527	9,000	8,124	—	24,651

Shawn W. Coady	2016	9,329	—	—	—	9,329
	2015	9,796	9,357	—	—	19,153
	2014	8,750	10,880	—	—	19,630

Vincent J. Osterman	2016	4,038	—	—	26,868	30,906
	2015	18,468	—	—	13,295	31,763

(4)	Mr. Burke joined our management team upon completion of our merger with High Sierra on June 19, 2012.

(5)	Mr. Osterman was not a named executive officer prior to fiscal year 2015.

(6)	Mr. Atanasov resigned as Chief Financial Officer effective February 5, 2016.

Restricted Unit Awards

During fiscal year 2016, the Committee granted awards for which units vest at specified dates, contingent only on the continued service of the recipient through the service date (the “Service Awards”) and awards that vest at specific dates, contingent on both the performance of our common units relative to the performance of other entities and on the continued service of the recipient through the vesting (the “Performance Units”).

2016 Grants of Plan Based Awards Table

The following table summarizes the number of restricted Service and Performance Award units granted to our named executive officers, and their grant date fair values:

			Estimated Future Payouts Under Performance Awards (1)
Name	Grant Date	Total Number of Service Award Units	Threshold (#) 50%	Target (#) 100%	Maximum (#) 200%	Grant Date Fair Value of Service Award Units ($)(2)(3)
H. Michael Krimbill	April 23, 2015	213,573				4,624,567
	April 23, 2015		106,786	213,573	427,146	3,694,870
Robert W. Karlovich III	February 22, 2016	75,000				419,250
James J. Burke	April 17, 2015		22,500	45,000	90,000	650,591
	July 1, 2015	10,000				295,150
	February 18, 2016	15,000				117,900
Shawn W. Coady	April 17, 2015		22,500	45,000	90,000	650,591
	July 1, 2015	10,000				295,150
	February 18, 2016	15,000				117,900
Vincent J. Osterman	April 17, 2015		22,500	45,000	90,000	650,591
	July 1, 2015	10,000				295,150
	February 18, 2016	15,000				117,900
Atanas H. Atanasov	April 17, 2015		18,000	36,000	72,000	520,472
	July 1, 2015	8,333				245,949

(1)
Amounts reported in the (a) “Threshold” column reflect the threshold number of Performance Awards (at 50% of target) that may be earned (assuming a relative TUR at the 50th percentile), (b) “Target” column reflect the target number of performance awards, or 100%, that may be earned (assuming a relative TUR at the 75th percentile) and (c) “Maximum” column reflect 200% of the target performance awards that may be earned (assuming a relative TUR greater than the 90th percentile). The number of common units actually received by a named executive officer with respect to a Performance Award may vary based on the Partnership’s relative TUP as compared to the TUR of the performance peer group. The Performance Awards are described above under “Long-Term Equity Incentive Awards” in the Compensation Discussion and Analysis.

(2)
The disclosure reflects the aggregate grant date fair value of the Performance Awards, computed in accordance with FASB ASC Topic 718 based on probably achievement of the performance conditions, which is consistent with the estimate of aggregate compensation to be recognized over the service period, excluding the effect of estimated forfeitures.

(3)
The fair value of the restricted Service Award units shown in the table above were calculated based on the closing market price of our common units on the grant dates, with adjustments made to reflect the fact that restricted units are not entitled to distributions during the vesting period.

We record in our consolidated financial statements the expense for each tranche on a straight-line basis over the period beginning with the vesting of the previous tranche and ending with the vesting of the tranche. We adjust the cumulative expense recorded through each reporting date using the estimated fair value of the awards at the reporting date.

Outstanding Equity Awards at March 31, 2016

The following table summarizes the number of unvested Service Award and Performance Awards outstanding and their fair values at March 31, 2016:

	Service Awards		Performance Awards
	Number of Units That Have Not Yet Vested	Market Value of Units that Have Not Vested	Number of Units That Have Not Yet Vested	Market Value of Units that Have Not Vested
Name	#(1)	($)(2)	#(3)	($)(2)
H. Michael Krimbill	142,382	1,070,713	142,382	1,070,713
Robert W. Karlovich III	75,000	564,000	—	—
James J. Burke	45,000	338,400	30,000	225,600
Shawn W. Coady	45,000	338,400	30,000	225,600
Vincent J. Osterman	45,000	338,400	30,000	225,600
Atanas H. Atanasov (4)	N/A	N/A	N/A	N/A

(1)	Reflects Service Awards that have not vested and are held by each named executive officer.

(2)
Calculated based on the closing market price of our common units at March 31, 2016 of $7.52. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.

(3)
Reflects the target number of Performance Awards granted to each named executive officer that have not vested. Vesting of the Performance Awards are contingent upon our relative TUR as measured against the performance peer group and satisfaction of a continued service requirement.

(4)
Mr. Atanasov resigned effective February 5, 2016 resulting in the forfeiture of his Service Awards and Performance Awards. As a result, Mr. Atanasov did not have any outstanding equity awards as of March 31, 2016.

2016 Units Vested

During fiscal year 2016, certain of the restricted Service Award units and Performance Award units vested. The following table summarizes the value of the awards on the vesting date which was calculated based of the closing market price per common unit on the vesting dates.

	Service Awards		Performance Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting ($)	Number of Units Acquired on Vesting	Value Realized on Vesting ($)
H. Michael Krimbill	71,191	2,174,885	108,014	3,299,828
Robert W. Karlovich III	—	—	—	—
James J. Burke	25,000	717,100	22,759	695,287
Shawn W. Coady	25,000	717,100	22,759	695,287
Vincent J. Osterman	25,000	717,100	22,759	695,287
Atanas H. Atanasov	20,333	582,300	18,207	556,224

Upon vesting, certain of the named executive officers elected for us to remit payments to taxing authorities in lieu of issuing common units. The following table summarizes the number of common units issued and the number of common units withheld for taxes:

Name	Number of Units Issued	Number of Units Withheld	Total
H. Michael Krimbill	128,226	50,979	179,205
James J. Burke	28,357	19,402	47,759
Shawn W. Coady	27,679	20,080	47,759
Vincent J. Osterman	26,805	20,954	47,759
Atanas H. Atanasov	24,468	14,072	38,540

Subsequent to vesting, regularly-scheduled distributions were paid on the common units. The following table summarizes the distributions paid during fiscal year 2015 on the common units that vested and were issued during fiscal year 2016:

Name	Distributions
H. Michael Krimbill	$245,232
James J. Burke	50,854
Shawn W. Coady	49,502
Vincent J. Osterman	47,919
Atanas H. Atanasov	44,012

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

In addition, each director who is not an officer or an employee of our general partner has been granted awards of restricted units. In April 2015, such directors were granted 15,000 restricted units that vest in tranches of 5,000 units each on July 1, 2015, July 1, 2016, and July 1, 2017.

All of our directors are also reimbursed for all out-of-pocket expenses incurred in connection with attending board or committee meetings. Each director is indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Director Compensation for Fiscal Year 2016

The following table summarizes the compensation earned during fiscal year 2016 by each director who is not an officer or employee of our general partner or its affiliates:

Name	Fees Earned or Paid in Cash ($)	Restricted Unit Awards ($)	Total ($)
James M. Collingsworth	70,000	324,800	394,800
Stephen L. Cropper	75,000	324,800	399,800
Bryan K. Guderian	65,000	324,800	389,800
James C. Kneale	70,000	324,800	394,800

During fiscal year 2016, a tranche of 5,000 units vested for each of these directors. Subsequent to the vesting, these individuals received distributions of $1.91 on each of the vested units.

As of March 31, 2016, each of the directors listed in the table above has 10,000 unvested restricted units.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of May 20, 2016 of our common units by:

•	each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Oppenheimer Funds, Inc. (2)	10,745,300	10.32%
Magnum NGL HoldCo LLC (3)	7,396,973	7.10%
ALPS Advisors, Inc. (4)	7,202,476	6.91%
Salient Capital Advisors, LLC (5)	6,286,363	6.03%

Directors and named executive officers:
Atanas H. Atanasov	54,189	*
James J. Burke (6)	324,642	*
Shawn W. Coady (7)	2,531,910	2.43%
James M. Collingsworth (8)	46,750	*
Stephen L. Cropper (9)	35,000	*
Bryan K. Guderian	32,500	*
Robert W. Karlovich III	25,000	*
James C. Kneale (10)	32,000	*
H. Michael Krimbill (11)	1,877,820	1.87%
Vincent J. Osterman (12)	3,972,900	3.81%
John T. Raymond (13)	176,634	*
Patrick Wade	—	—
All directors and executive officers as a group (11 persons) (14)	9,109,345	8.74%

* Less than 1.0%

(1)	Based on 104,169,573 common units outstanding at May 23, 2016.

(2)
The mailing address for OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281. OppenheimerFunds, Inc. reported shared voting and dispositive power with respect to all common units beneficially owned. This information related to OppenheimerFunds, Inc. is based upon its Schedule 13G/A filed with the SEC on April 8, 2016.

(3)
The mailing address for Magnum NGL HoldCo LLC is 2603 Augusta, Suite 900, Houston, TX 77057. Magnum NGL HoldCo LLC reported shared voting and dispositive power with respect to all common units beneficially owned. This information related to Magnum NGL HoldCo LLC is based upon its Schedule 13G filed with the SEC on February 27, 2015.

(4)
The mailing address for ALPS Advisors, Inc. is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Advisors, Inc. reported shared voting and dispositive power with respect to all common units beneficially owned. This information related to ALPS Advisors, Inc. is based upon its Schedule 13G filed with the SEC on February 3, 2016.

(5)
The mailing address for Salient Capital Advisors, LLC is 4265 San Felipe, 8th Floor, Houston, TX 77027. Salient Capital Advisors, LLC reported shared voting and dispositive power with respect to all common units beneficially owned. This information related to Salient Capital Advisors, LLC is based upon its Schedule 13G filed with the SEC on January 12, 2016.

(6)
Mr. Burke owns 290,770 of these common units which includes 30,000 units that will vest on July 1, 2016, which were reported on Mr. Burke’s most recent Form 4, but does not include 15,000 unvested units which were reported on Mr. Burke’s most recent Form 4. Impact Development, LLC owns 33,872 of these common units. Impact Development, LLC is solely owned by James J. Burke, who may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Impact Development, LLC also owns a 2.87% interest in our general partner.

(7)
Dr. Shawn W. Coady owns 52,019 of these common units which includes 30,000 units that will vest on July 1, 2016, which were reported on Dr. Coady’s most recent Form 4. SWC Family Partnership LP owns 2,320,391 of these common units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Dr. Coady is the sole partner. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 135,000 of these common units. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The Tara Nicole Coady Trust II, of which the reporting person is the trustee, owns 12,250 common units. The Colleen Blair Coady Trust, of which the reporting person is the trustee, owns 12,250 common units. Dr. Coady also owns a 12.27% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.

(8)
Mr. Collingsworth owns 44,500 of these common units which includes 5,000 units that will vest on July 1, 2016, which were reported on Mr. Collingsworth’s most recent Form 4, but does not include 5,000 unvested units which were reported on Mr. Collingworth’s most recent Form 4. Mr. Collingsworth holds 2,000 of these common units jointly with his spouse, Cindy Collingsworth. Cindy Collingsworth and her sister jointly own 2,250 of these common units.

(9)
Mr. Cropper owns 10,000 of these common units which includes 5,000 units that will vest on July 1, 2016, which were reported on Mr. Cropper’s most recent Form 4, but does not include 5,000 unvested units which were reported on Mr. Cropper’s most recent Form 4. The Donna L. Cropper Living Trust, of which Stephen L. Cropper and his spouse, Donna L. Cropper, are the trustees, owns 25,000 of these common units.

(10)
Mr. Kneale owns 5,000 of these common units which includes 5,000 units that will vest on July 1, 2016, which were reported on Mr. Kneale’s most recent Form 4, but does not include 5,000 unvested units which were reported on Mr. Kneale’s most recent Form 4. The Suzanne and Jim Kneale Living Trust, of whom Mr. Kneale and his wife are trustees, owns 27,000 of these common units.

(11)
Mr. H. Michael Krimbill owns 489,417 of these common units which includes 71,191 units that will vest on July 1, 2016, which were reported on Mr. Krimbill’s most recent Form 4, but does not include 71,191 unvested units which were reported on Mr. Krimbill’s most recent Form 4. Krim2010, LLC owns 904,484 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP owns 120,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units. H. Michael Krimbill also owns a 14.81% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests and Krimbill Capital Group, LLC, which is owned 100% by the H. Michael Krimbill Revocable Trust.

(12)
Mr. Osterman owns 118,263 of these common units which includes 30,000 units that will vest on July 1, 2016, which were reported on Mr. Osterman’s most recent Form 4. The remaining common units are owned by AO Energy, Inc. (110,587 common units), E. Osterman, Inc. (394,350 common units), E. Osterman Gas Services, Inc. (301,700 common units), E. Osterman Propane, Inc. (669,300 common units), Milford Propane, Inc. (559,784 common units), Osterman Family Foundation (122,016 common units), Osterman Propane, Inc. (1,445,850 common units), Propane Gas, Inc. (36,450 common units) and Saveway Propane Gas Service, Inc. (214,600 common units). Each of these holding entities may be deemed to have sole voting and investment power over its own common units and Propane Gas, LLC, as sole shareholder of Propane Gas, Inc., may be deemed to have sole voting and investment power over those common units. Vincent J. Osterman is a director, executive officer and shareholder or member of each of these entities and may be deemed to have sole voting and investment power over 787,563 common units and shared voting and investment power

(with his father, Ernest Osterman) over 3,185,337 common units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. Vincent J. Osterman also owns a 1.65% interest in our general partner through VE Properties XI LLC.

(13)
EMG NGL HC, LLC owns all of the 176,634 common units. John T. Raymond is the Chief Executive Officer and Managing Partner of NGP MR GP LLC, the general partner of NGP MR, LP, the general partner of NGP Midstream & Resources, LLC, a member holding a majority interest in EMG NGL HC LLC. John T. Raymond may be deemed to have shared voting and investment power over these units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. EMG I NGL GP Holdings, LLC, an affiliate of EMG NGL HC LLC, owns a 5.73% interest in our general partner. EMG II NGL GP Holdings, LLC, an affiliate of EMG NGL HC LLC, owns a 5.36% interest in our general partner.

(14)	The directors and executive officers of our general partner also collectively own a 48.11% interest in our general partner.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our general partner listed above is 6120 South Yale Avenue, Suite 805, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information regarding the securities that may be issued under the LTIP at March 31, 2016.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders (2)	2,297,132	—	4,640,927
Total	2,297,132	—	4,640,927

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 40,740,457 common units, representing an aggregate 38.70% limited partner interest in us. In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights (“IDRs”).

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

Operation Stage

Distributions of available cash to our directors, officers, and greater than 5% owners and our general partner
We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, officers, and greater than 5% owners as the holders of an aggregate 40,740,457 common units, and 0.1% to our general partner. In addition, when distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the same quarterly distribution on all of our outstanding units for four quarters that we paid in May 2016 ($0.39 per unit), our general partner would receive an annual distribution of $0.3 million on its general partner interest and incentive distribution rights, and our directors, officers, and greater than 5% owners would receive an aggregate annual distribution of $72.2 million on their common units.

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

Transactions With Related Persons

SemGroup

SemGroup holds an 11.78% ownership interest in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our consolidated statements of operations (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues in our consolidated statement of operations). We also lease crude oil storage from SemGroup. The following table summarizes transactions with SemGroup for the year ended March 31, 2016 (in thousands):

Sales to SemGroup	$109,557
Purchases from SemGroup	117,538

WPX

Bryan K. Guderian is a member of our board of directors and an executive officer of WPX. We purchase crude oil from and sell crude oil to WPX (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues in our consolidated statement of operations). The following table summarizes transactions with WPX for the year ended March 31, 2016 (in thousands):

Sales to WPX	$101,052
Purchases from WPX	169,648

Other Transactions

We purchase goods and services from certain entities that are partially owned by our executive officers. The following table summarizes these transactions for the year ended March 31, 2016:

Entity	Nature of Purchases	Amount Purchased	Ownership Interest in Entity
		(in thousands)
Shawn W. Coady
Hicks Motor Sales	Vehicle purchases	$640	50%
Vincent J. Osterman
VE Properties III, LLC	Office space rental	153	100%
H. Michael Krimbill
Pinnacle Aviation 2007, LLC	Aircraft rental	81	50%
H. Michael Krimbill
KAIR2014 LLC	Aircraft rental	47	50%

We provide goods and services to certain entities that are partially owned by our executive officers. The following table summarizes these transactions for the year ended March 31, 2016:

Entity	Nature of Services	Revenues Generated	Ownership Interest in Entity
		(in thousands)
James J. Burke
Impact Energy Services, LLC	Truck transportation services	$314	50%

Todd M. Coady, an officer and employee of the Partnership, is the brother of Shawn W. Coady, who is an officer of the Partnership and a member of the board of directors. Todd M. Coady’s annual base compensation is $250,000. Todd M. Coady reduced his hours in January 2016, and his annual base of compensation is $125,000. Todd M. Coady was also eligible to participate in the Partnership’s 401(k) plan, and he received $5,889 of employer matching contributions during the year ended March 31, 2016. In April 2015, Todd M. Coady was granted 24,000 Performance Units that vested on July 1, 2015. The aggregate grant date fair value of these awards was $346,982. In July 2015, Todd M. Coady was granted a bonus of 6,666 restricted units that vested during August 2015. The grant date fair value of this bonus was $185,815. Todd M. Coady was also granted 8,000 Service Award units that are scheduled to vest on July 1, 2016. The aggregate grant date fair value of this award was $62,880.

Timothy Osterman, an employee of the Partnership, is the son of Vincent J. Osterman, who is an executive officer of the Partnership and a member of the board of directors. Timothy Osterman’s base compensation during the year ended March 31, 2016 was $110,000. In July 2015, Timothy Osterman was granted a bonus of 6,069 restricted units that vested during August 2015. The grant date fair value of this bonus was $169,174. Timothy Osterman was also eligible to participate in the Partnership’s 401(k) plan, and he received $3,850 of employer matching contributions during the year ended March 31, 2016. In March 2015, Timothy Osterman was granted 2,000 units of which 1,000 units vested on July 1, 2015 and the other 1,000 units will vest on July 1, 2016. The aggregate grant date fair value of this award was $45,220. Timothy Osterman was also granted 5,000 Service Award units in February 2016, that are scheduled to vest on July 1, 2016. The aggregate grant date fair value of this award was $39,300.

Registration Rights Agreement

We have entered into a registration rights agreement (as amended, the “Registration Rights Agreement”) with certain third parties (the “registration rights parties”) pursuant to which we agreed to register for resale under the Securities Act of 1933, as amended (“Securities Act”) common units, including any common units issued upon the conversion of subordinated units, owned by the parties to the Registration Rights Agreement. In connection with our IPO, we granted registration rights to the NGL Energy LP Investor Group, and subsequently, we have granted registration rights in connection with several acquisitions. We will not be required to register such common units if an exemption from the registration requirements of the Securities Act is available with respect to the number of common units desired to be sold. Subject to limitations specified in the Registration Rights Agreement, the registration rights of the registration rights parties include the following:

•
Demand Registration Rights. Certain registration rights parties deemed “Significant Holders” under the agreement may, to the extent that they continue to own more than 4% of our common units, require us to file a registration statement with the SEC registering the offer and sale of a specified number of common units, subject to limitations on the number of requests for registration that can be made in any twelve-month period as well as customary cutbacks at the discretion of the underwriters relating to a potential offering. All other registration rights parties are entitled to notice of a Significant Holder’s exercise of its demand registration rights and may include their common units in such registration. We can only be required to file a total of nine registration statements upon the Significant Holders’ exercise of these demand registration rights and are only required to effect demand registration if the aggregate proposed offering price to the public is at least $10.0 million.

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

Director Independence

The NYSE does not require a listed publicly traded partnership like us to have a majority of independent directors on the board of directors of our general partner. For a discussion of the independence of the board of directors of our general partner, please see Part III, Item 10–“Directors, Executive Officers and Corporate Governance–Board of Directors of our General Partner.”

Item 14.    Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the periods indicated:

	March 31,
	2016	2015
Audit fees (1)	$2,676,038	$2,762,764
Audit-related fees	—	—
Tax fees (2)	—	30,000
All other fees	—	—
Total	$2,676,038	$2,792,764

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

Item 15.    Exhibits, Financial Statement Schedules

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

3.9
Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

3.10
Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on February 28, 2013)

3.11
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of August 6, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

3.12
Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 27, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 3, 2014)

4.1
First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on October 7, 2011)

4.2
Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and among the Partnership and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on November 4, 2011)

4.3
Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

4.4
Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5
Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6
Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7
Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8
Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Holdings LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9
Amendment No. 8 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 17, 2015, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

Exhibit Number	Description
4.10*	Amendment No. 9 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 25, 2016, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC

4.11
Note Purchase Agreement, dated June 19, 2012, by and among NGL and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.12
Amendment No. 1 to Note Purchase Agreement, dated as of January 15, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

4.13
Amendment No. 2 to Note Purchase Agreement, dated as of May 8, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 9, 2013)

4.14
Amendment No. 3 to Note Purchase Agreement, dated September 30, 2013, among NGL Energy Partners LP and the holders of NGL’s 6.65% senior secured notes due 2022 signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2013)

4.15
Amendment No. 4 to Note Purchase Agreement, dated as of November 5, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 8, 2013)

4.16
Amendment No. 5 to Note Purchase Agreement, dated as of December 23, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 30, 2013)

4.17
Amendment No. 6 to Note Purchase Agreement, dated as of June 30, 2014, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 3, 2014)

4.18
Amendment No. 7 to Note Purchase Agreement, dated as of December 19, 2014 and effective as of December 26, 2014, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 2, 2015)

4.19
Amendment No. 8 to Note Purchase Agreement, dated as of May 1, 2015, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.20
Amendment No. 9 to Note Purchase Agreement, dated as of December 23, 2015, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016)

4.21*	Amendment No. 10 to Note Purchase Agreement, dated as of February 9, 2016, among the Partnership and the purchasers named therein

4.22
Indenture, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.23	Forms of 6.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.24
First Supplemental Indenture, dated as of December 2, 2013, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2014 filed with the SEC on May 30, 2014)

4.25
Second Supplemental Indenture, dated as of April 22, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2014 filed with the SEC on May 30, 2014)

4.26
Third Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014)

Exhibit Number	Description
4.27
Fourth Supplemental Indenture, dated as of December 1, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.25 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.28
Fifth Supplemental Indenture, dated as of February 17, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.26 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.29
Sixth Supplemental Indenture, dated as of August 21, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015)

4.30
Registration Rights Agreement, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBC Capital Markets, LLC as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.31
Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

4.32
Indenture, dated as of July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.33
Forms of 5.125% Senior Notes due 2019 (incorporated by reference and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.34
Registration Rights Agreement, dated July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBS Securities Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.35
First Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014)

4.36
Second Supplemental Indenture, dated as of December 1, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.32 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.37
Third Supplemental Indenture, dated as of February 17, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.33 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.38
Fourth Supplemental Indenture, dated as of August 21, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015)

10.1
Credit Agreement, dated as of June 19, 2012, among NGL Energy Partners LP, the NGL subsidiary borrowers, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

10.2
Facility Increase Agreement, dated as of November 1, 2012, among NGL Energy Operating LLC, NGL Energy Partners LP, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

Exhibit Number	Description
10.3
Amendment No. 1 to Credit Agreement, dated as of January 15, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

10.4
Amendment No. 2 to Credit Agreement, dated as of May 8, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No 001-35172) filed on May 9, 2013)

10.5
Amendment No. 3 to Credit Agreement, dated September 30, 2013, among NGL Energy Partners LP, NGL Energy Operating LLC, each subsidiary of NGL identified as a “Borrower” therein, Deutsche Bank AG, New York Branch, as technical agent, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent and each financial institution identified as a “Lender” or “Issuing Bank” therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2013)

10.6
Amendment No. 4 to Credit Agreement, dated as of November 5, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 8, 2013)

10.7
Amendment No. 5 to Credit Agreement, dated as of December 23, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank and Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 30, 2013)

10.8
Facility Increase Agreement, dated as of December 30, 2013, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 3, 2014)

10.9
Amendment No. 6 to Credit Agreement, dated as of June 12, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 16, 2014)

10.10
Amendment No. 7 to Credit Agreement, dated as of June 27, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 3, 2014)

10.11
Facility Increase Agreement, dated December 1, 2014, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 1, 2014)

10.12
Amendment No. 8 to Credit Agreement, dated as of December 19, 2014 and effective as of December 26, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 2, 2015)

10.13
Amendment No. 9 to Credit Agreement, dated as of May 1, 2015, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

10.14
Amendment No. 10 to Credit Agreement, dated as of July 31, 2015, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 4, 2015)

10.15
Facility Increase Agreement, dated October 7, 2015, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016)

Exhibit Number	Description
10.16
Amendment No. 11 to Credit Agreement, dated as of December 23, 2015, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016)

10.17*
Amendment No. 12 to Credit Agreement, dated as of February 9, 2016, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto

10.18
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.19+
Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

10.20+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

10.21+
Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

10.22	NGL Performance Unit Program (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

12.1*	Computation of ratios of earnings to fixed charges

21.1*	List of Subsidiaries of NGL Energy Partners LP

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended March 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015, and 2014, and (vi) Notes to Consolidated Financial Statements.

+	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2016.

NGL ENERGY PARTNERS LP

By:	NGL Energy Holdings LLC, its general partner

	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	May 31, 2016
H. Michael Krimbill	(Principal Executive Officer)

/s/ Robert W. Karlovich III	Chief Financial Officer	May 31, 2016
Robert W. Karlovich III	(Principal Financial Officer)

/s/ Lawrence W. Thuillier	Chief Accounting Officer	May 31, 2016
Lawrence W. Thuillier	(Principal Accounting Officer)

/s/ Christopher Beall	Director	May 31, 2016
Christopher Beall

/s/ James J. Burke	Director	May 31, 2016
James J. Burke

/s/ Shawn W. Coady	Director	May 31, 2016
Shawn W. Coady

/s/ James M. Collingsworth	Director	May 31, 2016
James M. Collingsworth

/s/ Stephen L. Cropper	Director	May 31, 2016
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	May 31, 2016
Bryan K. Guderian

/s/ James C. Kneale	Director	May 31, 2016
James C. Kneale

/s/ Vincent J. Osterman	Director	May 31, 2016
Vincent J. Osterman

	Director	May 31, 2016
John T. Raymond

	Director	May 31, 2016
Patrick Wade

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
NGL Energy Partners LP

We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGL Energy Partners LP and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Partnership adopted new accounting guidance in 2016 and 2015 related to the presentation of debt issuance costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
May 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
NGL Energy Partners LP

We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2016, and our report dated May 31, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
May 31, 2016

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(U.S. Dollars in Thousands, except unit amounts)

	March 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,176	$41,303
Accounts receivable-trade, net of allowance for doubtful accounts of $6,928 and $4,367, respectively	521,014	1,025,763
Accounts receivable-affiliates	15,625	17,198
Inventories	367,806	442,025
Prepaid expenses and other current assets	95,859	121,207
Total current assets	1,028,480	1,647,496

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $266,491 and $202,959, respectively	1,649,572	1,624,016
GOODWILL	1,315,362	1,558,233
INTANGIBLE ASSETS, net of accumulated amortization of $316,878 and $216,493, respectively	1,148,890	1,232,308
INVESTMENTS IN UNCONSOLIDATED ENTITIES	219,550	472,673
LOAN RECEIVABLE-AFFILIATE	22,262	8,154
OTHER NONCURRENT ASSETS	176,039	112,912
Total assets	$5,560,155	$6,655,792

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$420,306	$833,018
Accounts payable-affiliates	7,193	25,794
Accrued expenses and other payables	214,426	202,349
Advance payments received from customers	56,185	54,234
Current maturities of long-term debt	7,907	4,472
Total current liabilities	706,017	1,119,867

LONG-TERM DEBT, net of debt issuance costs of $15,500 and $17,835, respectively, and current maturities	2,912,837	2,727,464
OTHER NONCURRENT LIABILITIES	247,236	115,029

COMMITMENTS AND CONTINGENCIES (NOTE 10)	0	0

EQUITY:
General partner, representing a 0.1% interest, 104,274 and 103,899 notional units, respectively	(50,811)	(37,000)
Limited partners, representing a 99.9% interest, 104,169,573 and 103,794,870 common units issued and outstanding, respectively	1,707,326	2,183,551
Accumulated other comprehensive loss	(157)	(109)
Noncontrolling interests	37,707	546,990
Total equity	1,694,065	2,693,432
Total liabilities and equity	$5,560,155	$6,655,792

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(U.S. Dollars in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2016	2015	2014
REVENUES:
Crude oil logistics	$3,217,079	$6,635,384	$4,558,545
Water solutions	185,001	200,042	143,100
Liquids	1,194,479	2,243,825	2,650,425
Retail propane	352,977	489,197	551,815
Refined products and renewables	6,792,112	7,231,693	1,357,676
Other	462	1,916	437,713
Total Revenues	11,742,110	16,802,057	9,699,274

COST OF SALES:
Crude oil logistics	3,111,717	6,560,506	4,477,397
Water solutions	(7,336)	(30,506)	11,738
Liquids	1,037,118	2,111,614	2,518,099
Retail propane	156,757	278,538	354,676
Refined products and renewables	6,540,599	7,035,472	1,344,176
Other	182	2,583	426,613
Total Cost of Sales	10,839,037	15,958,207	9,132,699

OPERATING COSTS AND EXPENSES:
Operating	401,118	364,131	259,799
General and administrative	139,541	149,430	75,860
Depreciation and amortization	228,924	193,949	120,754
Loss on disposal or impairment of assets, net	320,766	41,184	3,597
Revaluation of liabilities	(82,673)	(12,264)	—
Operating (Loss) Income	(104,603)	107,420	106,565

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	16,121	12,103	1,898
Interest expense	(133,089)	(110,123)	(58,854)
Gain on early extinguishment of debt	28,532	—	—
Other income, net	5,575	37,171	86
(Loss) Income Before Income Taxes	(187,464)	46,571	49,695

INCOME TAX BENEFIT (EXPENSE)	367	3,622	(937)

Net (Loss) Income	(187,097)	50,193	48,758

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER	(47,620)	(45,700)	(14,148)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(11,832)	(12,887)	(1,103)
NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(246,549)	$(8,394)	$33,507

BASIC AND DILUTED (LOSS) INCOME PER COMMON UNIT	$(2.35)	$(0.05)	$0.51
BASIC AND DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	104,838,886	86,359,300	61,970,471

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(U.S. Dollars in Thousands)

	Year Ended March 31,
	2016	2015	2014
Net (loss) income	$(187,097)	$50,193	$48,758
Other comprehensive (loss) income	(48)	127	(260)
Comprehensive (loss) income	$(187,145)	$50,320	$48,498

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended March 31, 2016, 2015, and 2014
(U.S. Dollars in Thousands, except unit amounts)

		Limited Partners
	General Partner	Common Units	Amount	Subordinated Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2013	$(50,497)	47,703,313	$920,998	5,919,346	$13,153	$24	$5,740	$889,418
Distributions	(9,703)	—	(123,467)	—	(11,920)	—	(840)	(145,930)
Contributions	765	—	—	—	—	—	2,060	2,825
Business combinations	—	2,860,879	80,591	—	—	—	—	80,591
Sales of units, net of offering costs	—	22,560,848	650,155	—	—	—	—	650,155
Equity issued pursuant to incentive compensation plan	—	296,269	9,085	—	—	—	—	9,085
Disposal of noncontrolling interest	—	—	—	—	—	—	(2,789)	(2,789)
Net income	14,148	—	32,712	—	795	—	1,103	48,758
Other comprehensive loss	—	—	—	—	—	(260)	—	(260)
BALANCES AT MARCH 31, 2014	(45,287)	73,421,309	1,570,074	5,919,346	2,028	(236)	5,274	1,531,853
Distributions	(38,236)	—	(197,611)	—	(6,748)	—	(27,147)	(269,742)
Contributions	823	—	—	—	—	—	9,433	10,256
Business combinations	—	8,851,105	259,937	—	—	—	546,740	806,677
Sales of units, net of offering costs	—	15,017,100	541,128	—	—	—	—	541,128
Equity issued pursuant to incentive compensation plan	—	586,010	23,134	—	—	—	—	23,134
Net income (loss)	45,700	—	(4,479)	—	(3,915)	—	12,887	50,193
Other comprehensive income	—	—	—	—	—	127	—	127
Conversion of subordinated units to common units	—	5,919,346	(8,635)	(5,919,346)	8,635	—	—	—
Other	—	—	3	—	—	—	(197)	(194)
BALANCES AT MARCH 31, 2015	(37,000)	103,794,870	2,183,551	—	—	(109)	546,990	2,693,432
Distributions	(61,485)	—	(260,522)	—	—	—	(35,720)	(357,727)
Contributions	54	—	(3,829)	—	—	—	15,376	11,601
Business combinations	—	833,454	19,108	—	—	—	9,248	28,356
Equity issued pursuant to incentive compensation plan	—	1,165,053	33,290	—	—	—	—	33,290
Common unit repurchases	—	(1,623,804)	(17,680)	—	—	—	—	(17,680)
Net income (loss)	47,620	—	(246,549)	—	—	—	11,832	(187,097)
Deconsolidation of TLP	—	—	—	—	—	—	(511,291)	(511,291)
Other comprehensive loss	—	—	—	—	—	(48)	—	(48)
TLP equity-based compensation	—	—	—	—	—	—	1,301	1,301
Other	—	—	(43)	—	—	—	(29)	(72)
BALANCES AT MARCH 31, 2016	$(50,811)	104,169,573	$1,707,326	—	$—	$(157)	$37,707	$1,694,065

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended March 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(187,097)	$50,193	$48,758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	249,211	210,475	132,653
Gain on early extinguishment of debt	(28,532)	—	—
Non-cash equity-based compensation expense	51,565	32,767	14,054
Loss on disposal or impairment of assets, net	320,766	41,184	3,597
Revaluation of liabilities	(82,673)	(12,264)	—
Provision for doubtful accounts	5,628	4,105	2,445
Net commodity derivative (gain) loss	(103,223)	(219,421)	43,655
Equity in earnings of unconsolidated entities	(16,121)	(12,103)	(1,898)
Distributions of earnings from unconsolidated entities	17,404	12,539	—
Other	(47)	124	312
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade	497,560	50,620	21,115
Accounts receivable-affiliates	7,980	(9,225)	18,002
Inventories	74,686	243,292	(73,321)
Prepaid expenses and other assets	10,572	(34,505)	20,308
Accounts payable-trade	(421,210)	(1,965)	(167,060)
Accounts payable-affiliates	(18,499)	(51,121)	67,361
Accrued expenses and other liabilities	(26,665)	(61,889)	(41,671)
Advance payments received from customers	190	19,585	(3,074)
Net cash provided by operating activities	351,495	262,391	85,236

INVESTING ACTIVITIES:
Purchases of long-lived assets	(661,885)	(203,760)	(165,148)
Purchases of pipeline capacity allocations	—	(24,218)	—
Purchase of equity interest in Grand Mesa Pipeline	—	(310,000)	—
Acquisitions of businesses, including acquired working capital, net of cash acquired	(234,652)	(960,922)	(1,268,810)
Cash flows from commodity derivatives	105,662	199,165	(35,956)
Proceeds from sales of assets	8,455	26,262	24,660
Proceeds from sale of general partner interest in TLP, net	343,135	—	—
Investments in unconsolidated entities	(11,431)	(33,528)	(11,515)
Distributions of capital from unconsolidated entities	15,792	10,823	1,591
Loan for natural gas liquids facility	(3,913)	(63,518)	—
Payments on loan for natural gas liquids facility	7,618	1,625	—
Loan to affiliate	(15,621)	(8,154)	—
Payments on loan to affiliate	1,513	—	—
Other	—	4	(195)
Net cash used in investing activities	(445,327)	(1,366,221)	(1,455,373)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	2,602,500	3,764,500	2,545,500
Payments on revolving credit facilities	(2,133,000)	(3,280,000)	(2,101,000)
Issuances of notes	—	400,000	450,000
Repurchases of senior notes	(43,421)	—	—
Proceeds from borrowings under other long-term debt	53,223	—	880
Payments on other long-term debt	(5,087)	(6,688)	(8,819)
Debt issuance costs	(10,237)	(11,076)	(24,595)

Contributions from general partner	54	823	765
Contributions from limited partner	(3,829)	—	—
Contributions from noncontrolling interest owners	15,376	9,433	2,060
Distributions to partners	(322,007)	(242,595)	(145,090)
Distributions to noncontrolling interest owners	(35,720)	(27,147)	(840)
Taxes paid on behalf of equity incentive plan participants	(19,395)	(13,491)	—
Common unit repurchases	(17,680)	—	—
Proceeds from sale of common units, net of offering costs	—	541,128	650,155
Other	(72)	(194)	—
Net cash provided by financing activities	80,705	1,134,693	1,369,016
Net (decrease) increase in cash and cash equivalents	(13,127)	30,863	(1,121)
Cash and cash equivalents, beginning of period	41,303	10,440	11,561
Cash and cash equivalents, end of period	$28,176	$41,303	$10,440

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At March 31, 2016 and 2015, and for the Years Ended March 31, 2016, 2015, and 2014

Note 1—Nature of Operations and Organization

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. On May 17, 2011, we completed our initial public offering (“IPO”). Subsequent to our IPO, we significantly expanded our operations through numerous acquisitions as discussed in Note 4. At March 31, 2016, our operations include:

•
Our crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals and pipeline injection stations, a fleet of owned trucks and trailers, a fleet of owned and leased railcars, a fleet of owned barges and towboats, and interests in two crude oil pipelines. Our crude oil logistics segment purchases crude oil from producers and transports it to refineries or for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•
Our water solutions segment, the assets of which include water pipelines, water treatment and disposal facilities, washout facilities, and solid waste disposal facilities. Our water solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck washouts. In addition, our water solutions segment sells the recycled water and recovered hydrocarbons that result from performing these services.

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

•
Our refined products and renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations. We purchase refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedule them for delivery at various locations. See Note 14 for a discussion of our interests in TransMontaigne Partners L.P. (“TLP”).

Recent Developments

On February 1, 2016, we completed the sale of our general partner interest in TLP to an affiliate of ArcLight Capital Partners (“ArcLight”). As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. See Note 14 for a discussion of the sale. Our investment in TLP is included in investments in unconsolidated entities in our consolidated balance sheet. As TLP was previously a consolidated entity, our consolidated statement of operations includes ten months of TLP’s operations and income attributable to the noncontrolling interests of TLP, and two months of our equity in earnings of TLP, the period after the deconsolidation.

Note 2—Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements include our accounts and those of our controlled subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. Investments we cannot control, but can exercise significant influence over, are accounted for using the equity method of accounting. We also own an undivided interest in a crude oil pipeline (see Note 16). We will include our proportionate share of assets, liabilities, and expenses related to this pipeline in our consolidated financial statements.

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of equity, net income, or cash flows. In addition, certain balances at March 31, 2015 were adjusted to reflect the final acquisition accounting for certain business combinations.

In the fourth quarter of fiscal year 2016, we identified an immaterial error in our previously issued financial statements for the year ended March 31, 2015. We have changed our previously issued consolidated balance sheet as of March 31, 2015 and consolidated statements of operations, consolidated statement of comprehensive income, consolidated statement of changes in equity, and consolidated statement of cash flows for the year ended March 31, 2015 for the correction of this immaterial error. The impact of this error correction is more specifically described  in Note 17.

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

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our consolidated balance sheets except for certain contracts that qualify for the normal purchase and normal sale election. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs.

We have not designated any financial instruments as hedges for accounting purposes. All changes in the fair value of our commodity derivative instruments that do not qualify as normal purchases and normal sales (whether cash transactions or non-cash mark-to-market adjustments) are reported within cost of sales in our consolidated statements of operations, regardless of whether the contract is physically or financially settled.

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions.

Revenue Recognition

We record product sales revenues when title to the product transfers to the purchaser, which typically occurs when the purchaser receives the product. We record terminaling, transportation, storage, and service revenues when the service is performed, and we record tank and other rental revenues over the lease term. Several of our terminaling service agreements with throughput customers, allow us to receive the product volume gained resulting from differences between the measurement of product volumes received and distributed at our terminaling facilities. Such differences are due to the inherent variances in measurement devices and methodology. We record revenues for the net proceeds from the sale of the product gained. Revenues for our water solutions segment are recognized when we obtain the wastewater at our treatment and disposal facilities.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. We include amounts billed to customers for shipping and handling costs in revenues in our consolidated statements of operations. We enter into certain contracts whereby we agree to purchase product from a counterparty and sell the same volume of product to the same counterparty at a different location or time. When such agreements are entered into at the same time and in contemplation of each other, we record the revenues for these transactions net of cost of sales.

Revenues include $5.8 million and $0.7 million during the years ended March 31, 2016 and 2015, respectively, associated with the amortization of a liability recorded in the acquisition accounting for an acquired business related to certain out-of-market revenue contracts.

Cost of Sales

We include all costs we incur to acquire products, including the costs of purchasing, terminaling, and transporting inventory, prior to delivery to our customers, in cost of sales. Cost of sales excludes depreciation of our property, plant and equipment. Cost of sales includes amortization of certain contract-based intangible assets of $6.7 million, $7.8 million, and $6.2 million during the years ended March 31, 2016, 2015, and 2014, respectively.

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

Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the periods indicated:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Interest paid, exclusive of debt issuance costs and letter of credit fees	$117,185	$90,556	$31,827
Income taxes paid (net of income tax refunds)	$2,300	$22,816	$1,639

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

Our accounts receivable consist of the following at the dates indicated:

	March 31, 2016		March 31, 2015
Segment	Gross Receivable	Allowance for Doubtful Accounts	Gross Receivable	Allowance for Doubtful Accounts
	(in thousands)
Crude oil logistics	$175,341	$8	$600,896	$382
Water solutions	34,952	4,514	38,689	709
Liquids	73,478	505	99,699	1,133
Retail propane	31,583	965	55,147	1,619
Refined products and renewables	211,259	936	234,802	524
Other	1,329	—	897	—
Total	$527,942	$6,928	$1,030,130	$4,367

Changes in the allowance for doubtful accounts are as follows for the periods indicated:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Allowance for doubtful accounts, beginning of period	$4,367	$2,822	$1,760
Provision for doubtful accounts	5,628	4,105	2,445
Write off of uncollectible accounts	(3,067)	(2,560)	(1,383)
Allowance for doubtful accounts, end of period	$6,928	$4,367	$2,822

We did not have any customers that represented over 10% of consolidated revenues for fiscal years 2016, 2015 and 2014.

Inventories

We value our inventories at the lower of cost or market, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage. Market is determined based on estimated replacement cost using prices at the end of the reporting period. In performing this analysis, we consider fixed-price forward commitments and the opportunity to transfer propane inventory from our wholesale liquids business to our retail propane business to sell the inventory in retail markets. At March 31, 2016 and 2015, our inventory values were reduced by $13.3 million and $16.8 million, respectively, of lower of cost or market adjustments.

Inventories consist of the following at the dates indicated:

	March 31,
	2016	2015
	(in thousands)
Crude oil	$84,030	$145,412
Natural gas liquids—
Propane	28,639	44,798
Butane	8,461	8,668
Other	6,011	3,874
Refined products—
Gasoline	80,569	128,092
Diesel	99,398	59,097
Renewables	52,458	44,668
Other	8,240	7,416
Total	$367,806	$442,025

Investments in Unconsolidated Entities

We own noncontrolling interests in certain entities. We account for these investments using the equity method of accounting. Under the equity method, we do not report the individual assets and liabilities of these entities on our consolidated balance sheets; instead, our ownership interests are reported within investments in unconsolidated entities on our consolidated balance sheets. Under the equity method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions paid, and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the historical net book value of the net assets of the investee.

As discussed below, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. Also, as part of the deconsolidation of TLP, our previous investments in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), which owns a refined products storage facility, and Frontera Brownsville LLC (“Frontera”) are no longer disclosed as investments in unconsolidated entities.

Our investments in unconsolidated entities consist of the following at the dates indicated:

		Ownership	Date Acquired	March 31,
Entity	Segment	Interest	or Formed	2016	2015
				(in thousands)
Glass Mountain (1)	Crude oil logistics	50.0%	December 2013	$179,594	$187,590
TLP (2)	Refined products and renewables	19.6%	July 2014	8,301	—
BOSTCO (3)	Refined products and renewables	42.5%	July 2014	—	238,146
Frontera (3)	Refined products and renewables	50.0%	July 2014	—	16,927
Water supply company	Water solutions	35.0%	June 2014	15,875	16,471
Water treatment and disposal facility	Water solutions	50.0%	August 2015	2,238	—
Ethanol production facility	Refined products and renewables	19.0%	December 2013	12,570	13,539
Retail propane company	Retail propane	50.0%	April 2015	972	—
Total				$219,550	$472,673

(1)
When we acquired Gavilon Energy, we recorded the investment in Glass Mountain, which owns a crude oil pipeline in Oklahoma, at fair value. Our investment in Glass Mountain exceeds our proportionate share of the historical net book value of Glass Mountain’s net assets by $74.6 million at March 31, 2016. This difference relates primarily to goodwill and customer relationships.

(2)
On February 1, 2016, we deconsolidated TLP (see Note 1 and Note 14), and as a result, we recorded our equity method investment in TLP. On April 1, 2016, we sold all of the TLP common units that we held (see Note 19).

(3)	As part of the deconsolidation of TLP on February 1, 2016, our previous investments in BOSTCO and Frontera are no longer disclosed as investments in unconsolidated entities.

The following table summarizes the cumulative earnings (loss) from our unconsolidated entities and cumulative distributions received from our unconsolidated entities at March 31, 2016:

Entity	Cumulative Earnings (Loss) From Unconsolidated Entities	Cumulative Distributions Received From Unconsolidated Entities
	(in thousands)
Glass Mountain	$7,251	$23,260
TLP	807	—
BOSTCO	13,432	23,491
Frontera	3,779	4,274
Water supply company	(625)	—
Water treatment and disposal facility	44	96
Ethanol production facility	5,961	7,028
Retail propane company	(528)	—

Summarized financial information of our unconsolidated entities is as follows for the dates and periods indicated:

Balance sheets -

	Current Assets		Noncurrent Assets		Current Liabilities		Noncurrent Liabilities
	March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Glass Mountain	$7,248	$8,456	$204,020	$214,494	$1,268	$1,080	$24	$37
TLP	10,419	—	652,309	—	18,812	—	267,373	—
BOSTCO	—	13,710	—	507,655	—	11,189	—	—
Frontera	—	4,608	—	43,805	—	1,370	—	—
Water supply company	2,589	3,160	28,150	32,447	2,923	644	20,746	26,251
Water treatment and disposal facility	91	—	4,476	—	124	—	—	—
Ethanol production facility	34,477	38,607	90,310	85,277	14,616	15,755	30,730	21,403
Retail propane company	700	—	2,248	—	555	—	449	—

Statements of operations -

	Revenues			Cost of Sales			Net Income (Loss)
	March 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in thousands)
Glass Mountain	$35,978	$37,539	$3,979	$1,943	2,771	$—	$11,227	$12,345	$445
TLP	28,258	—	—	—	—	—	6,083	—	—
BOSTCO	60,420	45,067	—	—	—	—	21,987	11,074	—
Frontera	14,114	10,643	—	—	—	—	4,091	1,352	—
Water supply company	4,062	8,326	—	—	—	—	(1,618)	(104)	—
Water treatment and disposal facility	777	—	—	—	—	—	85	—	—
Ethanol production facility	129,533	159,148	61,929	105,161	117,222	39,449	5,796	24,607	17,599
Retail propane company	715	—	—	321	—	—	(1,056)	—	—

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2016	2015
	(in thousands)
Loan receivable (1)	$49,827	$58,050
Linefill (2)	35,060	35,060
Tank bottoms (3)	42,044	—
Other	49,108	19,802
Total	$176,039	$112,912

(1)	Represents a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Represents minimum volumes of crude oil we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2016, linefill consisted of 487,104 barrels of crude oil.

(3)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At March 31, 2016, tank bottoms held in third party terminals consisted of 366,212 barrels of refined products. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2016	2015
	(in thousands)
Accrued compensation and benefits	$40,517	$52,078
Excise and other tax liabilities	59,455	43,847
Derivative liabilities	28,612	27,950
Accrued interest	20,543	23,065
Product exchange liabilities	5,843	15,480
Deferred gain on sale of general partner interest in TLP	30,113	—
Other	29,343	39,929
Total	$214,426	$202,349

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

We evaluate the carrying value of our property, plant and equipment for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the asset group (see Note 14).

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including customer relationships, pipeline capacity rights, a water facility development agreement, executory contracts and other agreements, covenants not to compete, trade names, and customer commitments. In addition, we capitalize certain debt issuance costs associated with our revolving credit facilities. We amortize the majority of our intangible assets on a straight-line basis over the assets estimated useful lives (see Note 7). We amortize debt issuance costs over the terms of the related debt on a method that approximates the effective interest method.

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

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” On March 31, 2016, we adopted this ASU, which requires certain debt issuance costs to be reported as a reduction to the carrying amount of the long-term debt. This ASU does not apply to debt issuance costs related to revolving credit facilities, and we continue to report such debt issuance costs as intangible assets. We have applied this ASU retrospectively to our March 31, 2015 consolidated balance sheet. The following table compares the intangible asset and long-term debt balances as currently reported to the amounts that would have been reported under the old accounting standard:

	At March 31,
	2016		2015
	Current Standard	Previous Standard	Current Standard	Previous Standard
	(in thousands)
Intangible assets	$1,148,890	$1,164,390	$1,232,308	$1,250,143
Long-term debt	2,912,837	2,928,337	2,727,464	2,745,299

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Business combinations are accounted for using the “acquisition method” (see Note 4). We expect that substantially all of our goodwill at March 31, 2016 is deductible for income tax purposes.

Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment periodically. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

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

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we used in the annual assessment for impairment of goodwill included market participant considerations and future forecasted operating results. Changes in operating results and other assumptions could materially affect these estimates. See Note 14 further a further discussion and analysis of our goodwill impairment assessment.

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

As previously reported, as part of our acquisition of TransMontaigne on July 1, 2014, we acquired the 2% general partner interest and a 19.7% limited partner interest in TLP. We attributed net earnings allocable to TLP’s limited partners to the controlling and noncontrolling interests based on the relative ownership interests in TLP. Earnings allocable to TLP’s limited partners were net of the earnings allocable to TLP’s general partner interest. Earnings allocable to TLP’s general partner interest include the distributions of cash attributable to the period to TLP’s general partner interest and incentive distribution rights, net of adjustments for TLP’s general partner’s proportionate share of undistributed earnings. Undistributed earnings were allocated to TLP’s limited partners and TLP’s general partner interest based on their ownership percentages of 98% and 2%, respectively. On February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. See Note 14 for a further discussion of the sale of the TLP general partner.

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

Also as described in Note 4, we made certain adjustments during the year ended March 31, 2016 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the year ended March 31, 2015. We retrospectively adjusted the March 31, 2015 consolidated balance sheet for these adjustments. Due to the immateriality of these adjustments, we did not retrospectively adjust our consolidated statement of operations for the year ended March 31, 2015 for these measurement period adjustments.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The ASU will replace previous lease accounting guidance in GAAP. The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The ASU retains a distinction between finance leases and operating leases. The ASU is effective for the Partnership beginning April 1, 2019, and requires a modified retrospective method of adoption. We are in the process of assessing the impact of this ASU on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The ASU requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. The ASU is effective for the Partnership beginning April 1, 2017, and requires a prospective method of adoption, although early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU is effective for the Partnership beginning April 1, 2018, and allows for both full retrospective and modified retrospective (with cumulative effect) methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

Note 3—Income (Loss) Per Common Unit

Our income (loss) per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2016	2015	2014
	(in thousands, except unit and per unit amounts)
Net (loss) income	$(187,097)	$50,193	$48,758
Less: Net income attributable to noncontrolling interests	(11,832)	(12,887)	(1,103)
Net (loss) income attributable to parent equity	(198,929)	37,306	47,655
Less: Net income allocated to general partner (1)	(47,620)	(45,700)	(14,148)
Less: Net loss (income) allocated to subordinated unitholders (2)	—	3,915	(1,893)
Net (loss) income allocated to common unitholders	$(246,549)	$(4,479)	$31,614

Basic and diluted (loss) income per common unit	$(2.35)	$(0.05)	$0.51
Basic and diluted weighted average common units outstanding	104,838,886	86,359,300	61,970,471

(1)	Net income allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights, which are described in Note 11.

(2)
All outstanding subordinated units converted to common units in August 2014. Since the subordinated units did not share in the distribution of cash generated after June 30, 2014, we did not allocate any income or loss after that date to the subordinated unitholders. During the three months ended June 30, 2014, 5,919,346 subordinated units were outstanding and the loss per subordinated unit was $(0.68). During the year ended March 31, 2014, 5,919,346 subordinated units were outstanding and income per subordinated unit was $0.32.

The restricted units (as described in Note 11) were considered antidilutive for the years ended March 31, 2016, 2015, and 2014.

Note 4—Acquisitions

Year Ended March 31, 2016

Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the value of the assets acquired and liabilities assumed in a business combination. The business combinations for which this measurement period was still open as of March 31, 2016 are summarized below.

Water Pipeline Company

On January 7, 2016, we acquired a 57.125% interest in an existing produced water pipeline company operating in the Delaware Basin portion of West Texas for $12.3 million of cash. In addition, we have recorded contingent consideration liabilities, recorded within accrued expenses and other payables and noncurrent liabilities, related to future royalty payments to the sellers of this company for the life of the pipelines. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per barrel, multiplied by the expected disposal volumes to flow through the pipelines during the life of the pipelines. This amount was then discounted back to present value using a weighted average cost of capital. As of the acquisition date we recorded a contingent liability of $2.6 million. We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at March 31, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending December 31, 2016. The following table summarizes the preliminary estimates of the fair values of the assets acquired (and useful lives) and liabilities assumed (in thousands):

Accounts receivable-affiliates	$1,000
Prepaid expenses and other current assets	50
Property, plant and equipment:
Water treatment facilities and equipment (3-30 years)	12,154
Vehicles (5 years)	54
Goodwill	5,561
Intangible assets:
Customer relationships (9 years)	6,000
Non-compete agreements (32 years)	350
Accrued expenses and other payables	(1,000)
Noncurrent liabilities	(2,600)
Noncontrolling interest	(9,248)
Fair value of net assets acquired	$12,321

Delaware Basin Water Solutions Facilities

On August 24, 2015, we acquired four saltwater disposal facilities and a 50% interest in an additional saltwater disposal facility in the Delaware Basin of the Permian Basin in Texas for $50.0 million of cash. In addition, we have recorded contingent consideration liabilities, recorded within accrued expenses and other payables and noncurrent liabilities, related to future royalty payments due to the sellers of these facilities. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per disposal barrel and a percentage of the oil revenues, multiplied by the expected disposal volumes and oil revenue for the life of the facility and disposal well. This amount was then discounted back to present value using a weighted average cost of capital. As of the acquisition date we recorded a contingent liability of $11.0 million. We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at March 31, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending June 30, 2016. The following table summarizes the preliminary estimates of the fair values of the assets acquired (and useful lives) and liabilities assumed (in thousands):

Property, plant and equipment:
Water treatment facilities and equipment (3-30 years)	$18,902
Vehicles (5 years)	148
Goodwill	23,776
Intangible asset:
Customer relationships (6 years)	16,000
Investments in unconsolidated entities	2,290
Accrued expenses and other payables	(861)
Noncurrent liabilities	(10,255)
Fair value of net assets acquired	$50,000

Water Solutions Facilities

We are party to a development agreement that requires us to purchase water solutions facilities developed by the other party to the agreement. During the year ended March 31, 2016, we purchased 15 water treatment and disposal facilities under this development agreement. We also purchased one additional water treatment and disposal facility in December 2015 from a different seller. On a combined basis, we paid $146.5 million of cash and issued 781,255 common units, valued at $18.1 million, in exchange for these facilities. In addition, we have recorded contingent consideration liabilities, recorded within accrued expenses and other payables and noncurrent liabilities, related to future royalty payments due to the sellers of these facilities. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per disposal barrel and percentage of oil revenues, multiplied by the expected disposal volumes and oil revenue for the life of the facility and disposal well. This amount was then discounted back to present value using a weighted average cost of capital. As of the acquisition date we recorded a contingent liability of $47.6 million.

During the year ended March 31, 2016, we completed the acquisition accounting for six of these water treatment and disposal facilities. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed (in thousands):

Property, plant and equipment:
Water treatment facilities and equipment (3-30 years)	$27,065
Buildings and leasehold improvements (7-30 years)	6,879
Land	1,070
Other (5 years)	32
Goodwill	62,105
Accrued expenses and other payables	(2,512)
Noncurrent liabilities	(21,462)
Fair value of net assets acquired	$73,177

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed for the other ten water treatment and disposal facilities, and as a result, the estimates of fair value at March 31, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending December 31, 2016. The following table summarizes the preliminary estimates of the fair values of the assets acquired (and useful lives) and liabilities assumed (in thousands):

Property, plant and equipment:
Water treatment facilities and equipment (3-30 years)	$48,465
Buildings and leasehold improvements (7-30 years)	8,214
Land	3,907
Other (5 years)	21
Goodwill	55,880
Accrued expenses and other payables	(2,861)
Noncurrent liabilities	(22,198)
Fair value of net assets acquired	$91,428

For all water solutions acquisitions during the year ended March 31, 2016, goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to expand our operations into oilfield production basins not previously serviced by us, to expand the number of our disposal sites in oilfield production basins currently serviced by us, thereby enhancing our competitive position as a provider of disposal services in these oilfield production basins, and to expand and strengthen our pre-existing customer relationships with key oilfield producers. We estimate that all of the goodwill will be deductible for federal income tax purposes.

Retail Propane Businesses

During the year ended March 31, 2016, we acquired six retail propane businesses. On a combined basis, we paid $25.9 million of cash and issued 52,199 common units, valued at $1.0 million, in exchange for these assets and operations. The agreements for these acquisitions contemplate post-closing payments for certain working capital items. We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in these business combinations, and as a result, the estimates of fair value at March 31, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending December 31, 2016.

Year Ended March 31, 2015

Natural Gas Liquids Storage Facility

In February 2015, we acquired Sawtooth, NGL Caverns, LLC (“Sawtooth”), which owns a natural gas liquids salt dome storage facility in Utah with rail and truck access to western United States markets and entered into a construction agreement to expand the storage capacity of the facility. We paid $97.6 million of cash, net of cash acquired, and issued 7,396,973 common units, valued at $218.5 million, in exchange for these assets and operations. During the three months ended December 31, 2015, we completed the acquisition accounting for this business combination. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed:

	Final	Estimated At March 31, 2015	Change
	(in thousands)
Accounts receivable-trade	$42	$42	$—
Inventories	263	—	263
Prepaid expenses and other current assets	843	600	243
Property, plant and equipment:
Natural gas liquids terminal and storage assets (2-30 years)	61,130	62,205	(1,075)
Vehicles and railcars (3-25 years)	78	75	3
Land	69	68	1
Other	17	32	(15)
Construction in progress	19,525	19,525	—
Goodwill	183,096	151,853	31,243
Intangible assets:
Customer relationships (20 years)	61,500	85,000	(23,500)
Non-compete agreements (24 years)	5,100	12,000	(6,900)
Accounts payable-trade	(931)	(931)	—
Accrued expenses and other payables	(6,774)	(6,511)	(263)
Advance payments received from customers	(1,015)	(1,015)	—
Other noncurrent liabilities	(6,817)	(6,817)	—
Fair value of net assets acquired	$316,126	$316,126	$—
Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to gain entry to a new fee-based liquids storage business by acquiring underground storage assets in a new and competitively advantaged location, which also provides us with an additional strategically located facility from which to expand the current marketing efforts of our liquids business in that area. Goodwill also represents the premium paid for the potential expansion of the facilities. At the time of acquisition, the facility had two salt domes in operation and two salt domes under construction with the long-term possibility of adding four additional salt domes. We estimate that all of the goodwill will be deductible for federal income tax purposes.

We estimated the value of the customer relationship intangible asset using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

The acquisition method of accounting requires that executory contracts with unfavorable terms relative to market conditions at the acquisition date be recorded as assets or liabilities in the acquisition accounting. Since certain storage leases were at unfavorable terms relative to acquisition date market conditions, we recorded a liability of $12.8 million related to these leases in the acquisition accounting, a portion of which we recorded to accrued expenses and other payables and a portion of which we recorded to other noncurrent liabilities. We amortized $5.8 million of this balance as an increase to revenues during the year ended March 31, 2016. We will amortize the remainder of this liability over the term of the leases. The following table summarizes the future amortization of this liability (in thousands):

Year Ending March 31,
2017	$4,805
2018	1,306
2019	88

Bakken Water Solutions Facilities

On November 21, 2014, we acquired two saltwater disposal facilities in the Bakken shale play in North Dakota for $34.6 million of cash. In addition, we have recorded contingent consideration liabilities, recorded within accrued expenses and other payables and noncurrent liabilities, related to future royalty payments due to the sellers of these facilities. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per barrel, multiplied by the expected disposal volumes over the life of the facility and disposal well. This amount was then discounted back to present value using a weighted average cost of capital. As of the acquisition date we recorded a contingent liability of $3.5 million. During the three months ended September 30, 2015, we completed the acquisition accounting for these water treatment and disposal facilities. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed:

	Final	Estimated At March 31, 2015	Change
Property, plant and equipment:	(in thousands)
Vehicles (10 years)	$63	$63	$—
Water treatment facilities and equipment (3-30 years)	5,815	5,815	—
Buildings and leasehold improvements (7-30 years)	130	130	—
Land	100	100	—
Goodwill	7,946	10,085	(2,139)
Intangible asset:
Customer relationships (7 years)	24,300	22,000	2,300
Other noncurrent assets	75	—	75
Accrued expenses and other payables	(395)	(395)	—
Other noncurrent liabilities	(3,434)	(3,198)	(236)
Fair value of net assets acquired	$34,600	$34,600	$—

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to expand our operations into oilfield production basins not previously serviced by us and strengthen our pre-existing customer relationships with key oilfield producers. We estimate that all of the goodwill will be deductible for federal income tax purposes.

We estimated the value of the customer relationship intangible asset using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

TransMontaigne Inc.

As previously reported, on July 1, 2014, we acquired TransMontaigne for $200.3 million of cash, net of cash acquired (including $174.1 million paid at closing and $26.2 million paid upon completion of the working capital settlement). As part of this transaction, we also purchased $380.4 million of inventory from the previous owner of TransMontaigne (including $346.9 million paid at closing and $33.5 million subsequently paid as the working capital settlement process progressed). The operations of TransMontaigne include the marketing of refined products. As part of this transaction, we acquired the 2% general partner interest, the incentive distribution rights, a 19.7% limited partner interest in TLP, and assumed certain terminaling service agreements with TLP from an affiliate of the previous owner of TransMontaigne.

During the three months ended June 30, 2015, we completed the acquisition accounting for this business combination. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed:

	Final	Estimated At March 31, 2015	Change
	(in thousands)
Cash and cash equivalents	$1,469	$1,469	$—
Accounts receivable-trade	199,366	197,829	1,537
Accounts receivable-affiliates	528	528	—
Inventories	373,870	373,870	—
Prepaid expenses and other current assets	15,110	15,001	109
Property, plant and equipment:
Refined products terminal assets and equipment (20 years)	415,317	399,323	15,994
Vehicles	1,696	1,698	(2)
Crude oil tanks and related equipment (20 years)	1,085	1,058	27
Information technology equipment	7,253	7,253	—
Buildings and leasehold improvements (20 years)	15,323	14,770	553
Land	61,329	70,529	(9,200)
Tank bottoms (indefinite life)	46,900	46,900	—
Other	15,536	15,534	2
Construction in progress	4,487	4,487	—
Goodwill	30,169	28,074	2,095
Intangible assets:
Customer relationships (15 years)	66,000	76,100	(10,100)
Pipeline capacity rights (30 years)	87,618	87,618	—
Investments in unconsolidated entities	240,583	240,583	—
Other noncurrent assets	3,911	3,911	—
Accounts payable-trade	(113,103)	(113,066)	(37)
Accounts payable-affiliates	(69)	(69)	—
Accrued expenses and other payables	(79,405)	(78,427)	(978)
Advance payments received from customers	(1,919)	(1,919)	—
Long-term debt	(234,000)	(234,000)	—
Other noncurrent liabilities	(33,227)	(33,227)	—
Noncontrolling interests	(545,120)	(545,120)	—
Fair value of net assets acquired	$580,707	$580,707	$—

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce, expand the scale of our existing refined and renewables product lines and expand the scale of our existing refined and renewables businesses by gaining control and access to TransMontaigne’s network of terminals and pipeline capacity. We estimate that all of the goodwill will be deductible for federal income tax purposes.

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

As discussed in Note 2, on February 1, 2016, we sold our general partner interest in TLP and on April 1, 2016, we sold all of the TLP units we owned to ArcLight. See Note 1, Note 14 and Note 19 for a further discussion.

Water Solutions Facilities

We are party to a development agreement that requires us to purchase water solutions facilities developed by the other party to the agreement. During the year ended March 31, 2015, we purchased 16 water treatment and disposal facilities under this development agreement. We also purchased a 75% interest in one additional water treatment and disposal facility in July 2014 from a different seller. On a combined basis, we paid $190.0 million of cash and issued 1,322,032 common units, valued at $37.8 million, in exchange for these 17 facilities. In addition, we have recorded contingent consideration liabilities, recorded within accrued expenses and other payables and noncurrent liabilities, related to future royalty payments due to the sellers of these facilities. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per disposal barrel and a percentage of oil revenue, multiplied by the expected disposal volumes and oil revenue over the life of the facility and disposal well. This amount was then discounted back to present value using a weighted average cost of capital. As of the acquisition date we recorded a contingent liability of $121.5 million.

During the three months ended December 31, 2015, we completed the acquisition accounting for all of these water treatment and disposal facilities. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed:

	Final	Estimated At March 31, 2015	Change
	(in thousands)
Accounts receivable-trade	$939	$939	$—
Inventories	253	253	—
Prepaid expenses and other current assets	62	62	—
Property, plant and equipment:
Water treatment facilities and equipment (3-30 years)	79,982	79,706	276
Buildings and leasehold improvements (7-30 years)	10,690	10,250	440
Land	3,127	3,109	18
Other (5 years)	132	129	3
Goodwill	253,517	254,255	(738)
Intangible asset:
Customer relationships (4 years)	10,000	10,000	—
Other noncurrent assets	50	50	—
Accounts payable-trade	(58)	(58)	—
Accrued expenses and other payables	(15,785)	(15,786)	1
Other noncurrent liabilities	(109,373)	(109,373)	—
Noncontrolling interest	(5,775)	(5,775)	—
Fair value of net assets acquired	$227,761	$227,761	$—

For these water solutions acquisitions, goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to expand the number of our disposal sites in oilfield production basins currently serviced by us, thereby enhancing our competitive position as a provider of disposal services in these oilfield production basins, and to expand and strengthen our pre-existing customer relationships with key oilfield producers. We estimate that all of the goodwill will be deductible for federal income tax purposes.

Retail Propane Businesses

During the year ended March 31, 2015, we acquired eight retail propane businesses. On a combined basis, we paid $39.1 million of cash and issued 132,100 common units, valued at $3.7 million, in exchange for these assets and operations.

During the three months ended September 30, 2015, we completed the acquisition accounting for all of these business combinations. The following table summarizes the final calculation of the fair values of the assets acquired (and useful lives) and liabilities assumed:

	Final	Estimated At March 31, 2015	Change
	(in thousands)
Accounts receivable-trade	$2,237	$2,237	$—
Inventories	771	771	—
Prepaid expenses and other current assets	110	110	—
Property, plant and equipment:
Retail propane equipment (15-20 years)	13,177	13,177	—
Vehicles and railcars (5-7 years)	2,332	2,332	—
Buildings and leasehold improvements (30 years)	534	784	(250)
Land	505	655	(150)
Other (5-7 years)	118	116	2
Goodwill	8,097	8,097	—
Intangible assets:
Customer relationships (10-15 years)	17,563	17,563	—
Non-compete agreements (5-7 years)	500	500	—
Trade names (3-12 years)	950	950	—
Accounts payable-trade	(1,523)	(1,921)	398
Advance payments received from customers	(1,750)	(1,750)	—
Current maturities of long-term debt	(78)	(78)	—
Long-term debt, net of current maturities	(760)	(760)	—
Fair value of net assets acquired	$42,783	$42,783	$—

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce of each of the businesses acquired. We estimate that all of the goodwill will be deductible for federal income tax purposes.

We estimated the value of the customer relationship intangible asset using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated	March 31,
Description	Useful Lives	2016	2015
		(in thousands)
Natural gas liquids terminal and storage assets	2-30 years	$169,758	$131,776
Refined products terminal assets and equipment	20 years	6,844	419,603
Retail propane equipment	2-30 years	201,312	181,140
Vehicles and railcars	3-25 years	185,547	180,680
Water treatment facilities and equipment	3-30 years	508,239	317,593
Crude oil tanks and related equipment	2-40 years	137,894	109,936
Barges and towboats	5-40 years	86,731	59,848
Information technology equipment	3-7 years	38,653	34,915
Buildings and leasehold improvements	3-40 years	118,885	99,732
Land		47,114	97,767
Tank bottoms (1)		20,355	62,656
Other	3-30 years	11,699	34,407
Construction in progress		383,032	96,922
		1,916,063	1,826,975
Accumulated depreciation		(266,491)	(202,959)
Net property, plant and equipment		$1,649,572	$1,624,016

(1)	Due to the deconsolidation of TLP in February 2016 (see Note 1), the tank bottoms for the TLP terminals were reclassified to noncurrent assets.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Depreciation expense	$136,938	$105,687	$59,899
Capitalized interest expense	4,012	113	774

Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. The following table summarizes the tank bottoms included in the table above at the dates indicated:

	March 31, 2016		March 31, 2015
Product	Volume (in barrels) (in thousands)	Value (in thousands)	Volume (in barrels) (in thousands)	Value (in thousands)
Gasoline	—	$—	219	$25,710
Crude oil	231	19,348	184	16,835
Diesel	—	—	124	15,153
Renewables	—	—	41	4,220
Other	24	1,007	12	738
Total		$20,355		$62,656

Note 6—Goodwill

The following table summarizes changes in goodwill by segment for the periods indicated (in thousands):

	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Total
Balances at March 31, 2014, as retrospectively adjusted	$579,846	$264,127	$91,135	$114,285	$36,000	$1,085,393
Disposals (Note 14)	—	(1,797)	(8,185)	—	—	(9,982)
Acquisitions (Note 4)	—	261,460	183,096	8,097	30,169	482,822
Balances at March 31, 2015, as retrospectively adjusted	579,846	523,790	266,046	122,382	66,169	1,558,233
Acquisitions (Note 4)	—	147,322	—	5,046	—	152,368
Disposals (Note 14)	—	—	—	—	(15,042)	(15,042)
Impairment (Note 14)	—	(380,197)	—	—	—	(380,197)
Balances at March 31, 2016	$579,846	$290,915	$266,046	$127,428	$51,127	$1,315,362

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		March 31, 2016		March 31, 2015
	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Amortizable-
Customer relationships	3-20 years	$852,118	$233,838	$890,118	$159,215
Pipeline capacity rights	30 years	119,636	6,559	119,636	2,571
Water facility development agreement	5 years	14,000	7,700	14,000	4,900
Executory contracts and other agreements	2-10 years	23,920	21,075	23,920	18,387
Non-compete agreements	2-32 years	20,903	13,564	19,762	10,408
Trade names	1-10 years	15,439	12,034	15,439	7,569
Debt issuance costs (1)	3 years	39,942	22,108	33,306	13,443
Total amortizable		1,085,958	316,878	1,116,181	216,493
Non-amortizable-
Customer commitments		310,000	—	310,000	—
Rights-of-way and easements (2)		47,190	—	—	—
Trade names		22,620	—	22,620	—
Total non-amortizable		379,810	—	332,620	—
Total		$1,465,768	$316,878	$1,448,801	$216,493

(1)	Includes debt issuance costs related to revolving credit facilities. Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

(2)	See Note 16 for a discussion of acquired rights-of-way and easements along a planned pipeline route.

The weighted-average remaining amortization period for intangible assets is approximately 13 years.

As described in Note 1, on February 1, 2016 due to the sale of our interest in TLP general partner to ArcLight, we deconsolidated TLP and began to account for our investment in TLP using the equity method of accounting. See Note 14 for a discussion of the sale.

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2016	2015	2014
	(in thousands)
Depreciation and amortization	$91,986	$88,262	$60,855
Cost of sales	6,700	7,767	6,172
Interest expense	8,942	5,722	4,800
Total	$107,628	$101,751	$71,827

Expected amortization of our intangible assets, exclusive of assets that are not yet amortizable, is as follows (in thousands):

Year Ending March 31,
2017	$96,155
2018	93,734
2019	83,981
2020	77,558
2021	65,717
Thereafter	351,935
Total	$769,080

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2016			March 31, 2015
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility —
Expansion capital borrowings	$1,229,500	$—	$1,229,500	$702,500	$—	$702,500
Working capital borrowings	618,500	—	618,500	688,000	—	688,000
5.125% Notes due 2019	388,467	(4,681)	383,786	400,000	(6,242)	393,758
6.875% Notes due 2021	388,289	(7,545)	380,744	450,000	(10,280)	439,720
6.650% Notes due 2022	250,000	(3,166)	246,834	250,000	(1,313)	248,687
TLP credit facility (2)	—	—	—	250,000	—	250,000
Other long-term debt	61,488	(108)	61,380	9,271	—	9,271
	2,936,244	(15,500)	2,920,744	2,749,771	(17,835)	2,731,936
Less: Current maturities	7,907	—	7,907	4,472	—	4,472
Long-term debt	$2,928,337	$(15,500)	$2,912,837	$2,745,299	$(17,835)	$2,727,464

(1)	Debt issuance costs related to revolving credit facilities are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

(2)	Due to the sale of the general partner interest in TLP, TLP was deconsolidated as of February 1, 2016 (see Note 1 and Note 14).

Amortization expense for debt issuance costs related to the Senior Notes is as follows for the periods indicated:

Year Ended March 31,
2016	2015	2014
(in thousands)
$4,645	$3,037	$927

Expected amortization of debt issuance costs is as follows (in thousands):

Year Ending March 31,
2017	$3,410
2018	3,300
2019	3,296
2020	2,283
2021	1,865
Thereafter	1,346
Total	$15,500

Credit Agreement

We have entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At March 31, 2016, our Revolving Credit Facility had a total capacity of $2.484 billion. Our Revolving Credit Facility has an “accordion” feature that allows us to increase the capacity by $150 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments.

The Expansion Capital Facility had a total capacity of $1.446 billion for cash borrowings at March 31, 2016. At that date, we had outstanding borrowings of $1.230 billion on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.038 billion for cash borrowings and letters of credit at March 31, 2016. At that date, we had outstanding borrowings of $618.5 million and outstanding letters of credit of $45.4 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate plus a margin of 0.50% to 1.50% per year or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per year. The applicable margin is determined based on our consolidated leverage ratio (as defined in the Credit Agreement). At March 31, 2016, the borrowings under the Credit Agreement were LIBOR borrowings with an interest rate at March 31, 2016 of 2.94%, calculated as the LIBOR rate of 0.94% plus a margin of 2.0%. At March 31, 2016, the interest rate in effect on letters of credit was 2.25%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused capacity.

The Credit Agreement is secured by substantially all of our assets. In December 2015, we entered into an agreement with the banks to increase our maximum leverage ratio to 4.75 to 1 at any quarter end. At March 31, 2016, our leverage ratio was approximately 3.9 to 1. The Credit Agreement also specifies that our interest coverage ratio (as defined in the Credit Agreement) cannot be less than 2.75 to 1 at any quarter end. At March 31, 2016, our interest coverage ratio was approximately 5.3 to 1.

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

At March 31, 2016, we were in compliance with the covenants under the Credit Agreement.

2019 Notes

On July 9, 2014, we issued $400.0 million of 5.125% Senior Notes Due 2019 (the “2019 Notes”). During the fourth quarter of fiscal year 2016, we repurchased $11.5 million of our 2019 Notes for an aggregate purchase price of $7.0 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2019 Notes of $4.5 million (net of the write off of debt issuance costs of $0.1 million).

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

At March 31, 2016, we were in compliance with the covenants under the indenture governing the 2019 Notes.

2021 Notes

On October 16, 2013, we issued $450.0 million of 6.875% Senior Notes Due 2021 (the “2021 Notes”). During the fourth quarter of fiscal year 2016, we repurchased $61.7 million of our 2021 Notes for an aggregate purchase price of $36.4 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2021 Notes of $24.0 million (net of the write off of debt issuance costs of $1.2 million).

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

At March 31, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes.

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

At March 31, 2016, we were in compliance with the covenants under the Note Purchase Agreement.

Other Long-Term Debt

We have executed various noninterest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. We also have certain notes payable related to equipment financing. These instruments have a combined principal balance of $61.5 million at March 31, 2016, and the interest rates on these instruments range from 1.17% to 7.08% per year.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2016:

Year Ending March 31,	Revolving Credit Facility	2019 Notes	2021 Notes	2022 Notes	Other Long-Term Debt	Total
	(in thousands)
2017	$—	$—	$—	$—	$7,899	$7,899
2018	—	—	—	25,000	7,143	32,143
2019	1,848,000	—	—	50,000	6,053	1,904,053
2020	—	388,467	—	50,000	5,621	444,088
2021	—	—	—	50,000	34,671	84,671
Thereafter	—	—	388,289	75,000	101	463,390
Total	$1,848,000	$388,467	$388,289	$250,000	$61,488	$2,936,244

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

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2016 or 2015.

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

Contractual Disputes

During the year ended March 31, 2015, we settled two separate contractual disputes and recorded $5.5 million of proceeds to other income in our consolidated statement of operations. Also during the year ended March 31, 2015, we offered to settle another contractual dispute, and recorded $1.2 million to other expense as an estimate of the probable loss. During the year ended March 31, 2016, we finalized the settlement of this contractual dispute and paid approximately $0.5 million at the date of settlement and committed to pay approximately $1.1 million in equal annual installments over a period of 11 years beginning on October 15, 2016 and ending in October 2026.

Environmental Matters

Our consolidated balance sheet at March 31, 2016 includes a liability, measured on an undiscounted basis, of $2.3 million related to environmental matters, which is reported within accrued expenses and other payables. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. Our liability for asset retirement obligations is discounted to present value. To calculate the liability, we make estimates and assumptions about the retirement cost and the timing of retirement. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events. The following table is a rollforward of our asset retirement obligation, which is reported within other noncurrent liabilities in our consolidated balance sheets (in thousands):

Balance at March 31, 2014	$2,261
Liabilities incurred	1,695
Liabilities settled	(390)
Accretion expense	333
Balance at March 31, 2015	3,899
Liabilities incurred	1,486
Liabilities settled	(191)
Accretion expense	380
Balance at March 31, 2016	$5,574

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

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at March 31, 2016 (in thousands):

Year Ending March 31,
2017	$136,065
2018	120,723
2019	98,266
2020	87,569
2021	77,821
Thereafter	127,315
Total	$647,759

Rental expense relating to operating leases was $125.5 million, $125.5 million, and $98.3 million during the years ended March 31, 2016, 2015, and 2014, respectively.

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. The following table summarizes future minimum throughput payments under these agreements at March 31, 2016 (in thousands):

Year Ending March 31,
2017	$53,024
2018	53,042
2019	52,250
2020	42,418
Total	$200,734

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods. The following table summarizes such commitments at March 31, 2016:

	Volume	Value
	(in thousands)
Purchase commitments:
Natural gas liquids fixed-price (gallons)	22,078	$8,493
Natural gas liquids index-price (gallons)	855,945	365,477
Crude oil fixed-price (barrels)	1,077	41,756
Crude oil index-price (barrels)	14,722	518,431
Sale commitments:
Natural gas liquids fixed-price (gallons)	85,162	52,633
Natural gas liquids index-price (gallons)	312,198	197,861
Crude oil fixed-price (barrels)	2,107	92,469
Crude oil index-price (barrels)	18,754	730,583

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the table above. These contracts are included in the derivative disclosures in Note 12, and represent $31.5 million of our prepaid expenses and other current assets and $25.2 million of our accrued expenses and other payables at March 31, 2016.

Note 11—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner is not required to make any additional capital contributions or to guarantee or pay any of our debts and obligations.

Equity Issuances

The following table summarizes our equity issuances for fiscal years 2015 and 2014 (in millions, except unit amounts). There were no equity issuances during fiscal year 2016.

Issuance Date	Type of Offering	Number of Common Units Issued	Gross Proceeds	Underwriting Discounts and Commissions	Offering Costs	Net Proceeds
March 11, 2015	Public Offering	6,250,000	$172.3	$1.4	$0.2	$170.7
June 23, 2014	Public Offering	8,767,100	383.2	12.3	0.5	370.4
December 2, 2013	Private Placement	8,110,848	240.0	—	4.9	235.1
September 25, 2013	Public Offering	4,100,000	132.8	5.0	0.2	127.6
July 5, 2013	Public Offering	10,350,000	300.2	12.0	0.7	287.5

Common Unit Repurchase Program

On September 10, 2015, the Board of Directors of our general partner authorized a common unit repurchase program pursuant to which we could repurchase up to $45 million of our outstanding common units through March 31, 2016 from time to time in the open market or in other privately negotiated transactions. During the year ended March 31, 2016, we repurchased 1,623,804 common units for an aggregate price of $17.7 million.

Distributions

The following table summarizes distributions declared for the last three fiscal years:

Date Declared	Record Date	Date Paid	Amount Per Unit	Amount Paid to Limited Partners	Amount Paid To General Partner
				(in thousands)
April 25, 2013	May 6, 2013	May 15, 2013	$0.4775	$25,605	$1,189
July 25, 2013	August 5, 2013	August 14, 2013	0.4938	31,725	1,739
October 23, 2013	November 4, 2013	November 14, 2013	0.5113	35,908	2,491
January 24, 2014	February 4, 2014	February 14, 2014	0.5313	42,150	4,283
April 24, 2014	May 5, 2014	May 15, 2014	0.5513	43,737	5,754
July 24, 2014	August 4, 2014	August 14, 2014	0.5888	52,036	9,481
October 24, 2014	November 4, 2014	November 14, 2014	0.6088	53,902	11,141
January 26, 2015	February 6, 2015	February 13, 2015	0.6175	54,684	11,860
April 24, 2015	May 5, 2015	May 15, 2015	0.6250	59,651	13,446
July 23, 2015	August 3, 2015	August 14, 2015	0.6325	66,248	15,483
October 22, 2015	November 3, 2015	November 13, 2015	0.6400	67,313	16,277
January 21, 2016	February 3, 2016	February 15, 2016	0.6400	67,310	16,279
April 21, 2016	May 3, 2016	May 13, 2016	0.3900	40,626	70

Several of our business combination agreements contained provisions that temporarily limited the distributions to which the newly issued units were entitled. The following table summarizes the number of equivalent units that were not eligible to receive a distribution on each of the record dates:

Record Date	Equivalent Units Not Eligible
November 4, 2013	979,886
February 6, 2015	132,100
May 5, 2015	8,352,902
February 3, 2016	223,077

TLP’s Distributions

The following table summarizes distributions declared by TLP after our acquisition of general and limited partner interests in TLP (exclusive of the distribution declared in July 2014, the proceeds of which we remitted to the former owners of TransMontaigne, pursuant to agreements entered into at the time of the business combination) through February 1, 2016, the date TLP was deconsolidated:

Date Declared	Record Date	Date Paid	Amount Per Unit	Amount Paid To NGL	Amount Paid To Other Partners
				(in thousands)
October 13, 2014	October 31, 2014	November 7, 2014	$0.6650	$4,010	$8,614
January 8, 2015	January 30, 2015	February 6, 2015	0.6650	4,010	8,614
April 13, 2015	April 30, 2015	May 7, 2015	0.6650	4,007	8,617
July 13, 2015	July 31, 2015	August 7, 2015	0.6650	4,007	8,617
October 12, 2015	October 30, 2015	November 6, 2015	0.6650	4,007	8,617
January 19, 2016	January 29, 2016	February 8, 2016	0.6700	4,104	8,681

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

The following table summarizes the Service Award activity during the years ended March 31, 2016, 2015 and 2014:

Unvested Service Award units at March 31, 2013	1,444,900
Units granted	494,000
Units vested and issued	(296,269)
Units withheld for employee taxes	(122,531)
Units forfeited	(209,000)
Unvested Service Award units at March 31, 2014	1,311,100
Units granted	2,093,139
Units vested and issued	(586,010)
Units withheld for employee taxes	(354,829)
Units forfeited	(203,000)
Unvested Service Award units at March 31, 2015	2,260,400
Units granted	1,484,412
Units vested and issued	(844,626)
Units withheld for employee taxes	(464,054)
Units forfeited	(139,000)
Unvested Service Award units at March 31, 2016	2,297,132

The following table summarizes the scheduled vesting of our unvested Service Award units:

Year Ending March 31,	Number of Units
2017	1,369,491
2018	763,141
2019	142,500
2020	21,000
2021	1,000
Unvested Service Award units at March 31, 2016	2,297,132

We record the expense for the first tranche of each Service Award on a straight-line basis over the period beginning with the grant date of the awards and ending with the vesting date of the tranche. We record the expense for succeeding tranches over the period beginning with the vesting date of the previous tranche and ending with the vesting date of the tranche. At each balance sheet date, we adjust the cumulative expense recorded using the estimated fair value of the awards at the balance sheet date. We calculate the fair value of the awards using the closing price of our common units on the New York Stock Exchange on the balance sheet date, adjusted to reflect the fact that the holders of the unvested units are not entitled to distributions during the vesting period. We estimate the impact of the lack of distribution rights during the vesting period using the value of the most recent distribution and assumptions that a market participant might make about future distributions.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at March 31, 2016 (in thousands), after taking into consideration estimated forfeitures of approximately 210,808 units. For purposes of this calculation, we used the closing price of our common units on March 31, 2016, which was $7.52.

Year Ending March 31,
2017	$8,426
2018	2,029
2019	462
2020	45
2021	2
Total	$10,964

The following table is a rollforward of the liability related to the Service Award units, which is reported within accrued expenses and other payables in our consolidated balance sheets (in thousands):

March 31, 2013	$5,043
Expense recorded	17,804
Value of units vested and issued	(9,085)
Taxes paid on behalf of participants	(3,750)
March 31, 2014	10,012
Expense recorded	32,767
Value of units vested and issued	(23,134)
Taxes paid on behalf of participants	(13,491)
March 31, 2015	6,154
Expense recorded	35,177
Value of units vested and issued	(23,631)
Taxes paid on behalf of participants	(12,975)
March 31, 2016	$4,725

The weighted-average fair value of the Service Award units at March 31, 2016 was $5.61 per common unit, which was calculated as the closing price of the common units on March 31, 2016, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution.

During April 2015, our general partner granted 1,041,073 Performance Award units to certain employees. The number of Performance Award units that will vest is contingent on the performance of our common units relative to the performance of the other entities in the Alerian Index. Performance will be calculated based on the total unitholder return (“TUR”) on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the TUR on the common units of the other entities in the Alerian Index. The following table presents the number of units granted per tranche, vesting dates and the period over which performance will be measured:

Performance Units Granted Per Tranche	Vesting Date of Tranche	Performance Period for Tranche
349,691	July 1, 2015	July 1, 2012 through June 30, 2015
347,691	July 1, 2016	July 1, 2013 through June 30, 2016
343,691	July 1, 2017	July 1, 2014 through June 30, 2017

The following table summarizes the percentage of the maximum Performance Award units that will vest will depend on the percentage of entities in the Index that NGL outperforms:

Our Relative TUR Percentile Ranking	Payout (% of Target Units)
Less than 50th percentile	0%
Between the 50th and 75th percentile	50%–100%
Between the 75th and 90th percentile	100%–200%
Above the 90% percentile	200%

The April 2015 Performance Award grants included a tranche that vested on July 1, 2015. During the July 1, 2012 through June 30, 2015 performance period, the return on our common units exceeded the return on 83% of our peer companies in the Index. As a result, the July 1, 2015 tranche of the Performance Awards vested at 151% of the maximum number of awards, and 530,564 common units vested on July 1, 2015. Of these units, recipients elected for us to withhold 210,137 common units for employee taxes, valued at $6.4 million. We issued the remaining 320,427 common units, valued at $9.7 million, on July 1, 2015.

The following table summarizes the maximum number of units that could vest on these Performance Awards for each vesting tranche, taking into consideration any Performance Awards that have been forfeited since the grant date:

Vesting Date of Tranche	Maximum Performance Award Units
July 1, 2016	641,382
July 1, 2017	633,382
Total	1,274,764

The following table summarizes the estimated fair value for each unvested tranche at March 31, 2016, without consideration of estimated forfeitures:

Vesting Date of Tranche	Fair Value of Unvested Awards
(in thousands)
July 1, 2016	$263
July 1, 2017	285
Total	$548

We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. At each balance sheet date, we adjust the cumulative expense recorded using the estimated fair value of the awards at the balance sheet date. We calculate the fair value of the awards using a Monte Carlo simulation. The following table summarizes the expense recorded during the year ended March 31, 2016 (in thousands):

Vesting Date of Tranche
July 1, 2015	$16,077
July 1, 2016	197
July 1, 2017	114
Total	$16,388

The following table is a rollforward of the liability related to the Performance Awards units, which is reported within accrued expenses and other payables in our consolidated balance sheet (in thousands):

Balance at March 31, 2015	$—
Expense recorded	16,388
Value of units vested and issued	(9,659)
Taxes paid on behalf of participants	(6,420)
Balance at March 31, 2016	$309

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common units. The maximum number of units deliverable under the plan automatically increases to 10% of the issued and outstanding common units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, when an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. At March 31, 2016, approximately 4.6 million common units remain available for issuance under the LTIP.

Note 12—Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our consolidated balance sheet at the dates indicated:

	March 31, 2016		March 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$47,361	$(3,983)	$83,779	$(3,969)
Level 2 measurements	32,700	(28,612)	34,963	(28,764)
	80,061	(32,595)	118,742	(32,733)

Netting of counterparty contracts (1)	(3,384)	3,384	(1,804)	1,804
Net cash collateral provided (held)	(18,176)	599	(56,660)	2,979
Commodity derivatives in consolidated balance sheet	$58,501	$(28,612)	$60,278	$(27,950)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our consolidated balance sheets:

	March 31,
	2016	2015
	(in thousands)
Prepaid expenses and other current assets	$58,501	$60,278
Accrued expenses and other payables	(28,612)	(27,950)
Net commodity derivative asset	$29,889	$32,328

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional (Barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2016-
Cross-commodity (1)	April 2016–March 2017	251	$1,663
Crude oil fixed-price (2)	April 2016–December 2016	(1,583)	(3,655)
Propane fixed-price (2)	April 2016–December 2017	540	(592)
Refined products fixed-price (2)	April 2016–June 2017	(5,355)	48,557
Other	April 2016–March 2017		1,493
			47,466
Net cash collateral held			(17,577)
Net commodity derivatives in consolidated balance sheet			$29,889

At March 31, 2015-
Cross-commodity (1)	April 2015–March 2016	98	$(105)
Crude oil fixed-price (2)	April 2015–June 2015	(1,113)	(171)
Crude oil index-price (3)	April 2015–July 2015	751	1,835
Propane fixed-price (2)	April 2015–December 2016	193	(2,842)
Refined products fixed-price (2)	April 2015–December 2015	(3,005)	84,996
Other	April 2015–December 2015		2,296
			86,009
Net cash collateral held			(53,681)
Net commodity derivatives in consolidated balance sheet			$32,328

(1)
Cross-commodity - We may purchase or sell a physical commodity where the underlying contract pricing mechanisms are tied to different commodity price indices. These contracts are derivatives we have entered into as an economic hedge against the risk of one commodity price moving relative to another commodity price.

(2)
Commodity fixed-price - We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

(3)
Commodity fixed-price - We may purchase or sell a physical commodity where the underlying contract pricing mechanisms are tied to different indices. These indices may vary in the commodity grade or location, or in the timing of delivery within a given month. These contracts are derivatives we have entered into as an economic hedge against the risk of one index moving relative to another index.

The following table summarizes the net gains (losses) recorded from our commodity derivatives to cost of sales for the periods indicated (in thousands):

Year Ending March 31,
2016	$103,223
2015	219,421
2014	(43,655)

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial position (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2016, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2016, we had $1.8 billion of outstanding borrowings under our Revolving Credit Facility at a rate of 2.94%.

Fair Value of Fixed-Rate Notes

The following table summarizes fair values estimates of our fixed-rate notes at March 31, 2016 (in thousands):

5.125% Notes due 2019	$235,023
6.875% Notes due 2021	233,621
6.650% Notes due 2022	156,638

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

Our refined products and renewables segment began with our December 2013 acquisition of Gavilon Energy and significantly expanded with our July 2014 acquisition of TransMontaigne. On February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting.

Items labeled “corporate and other” in the table below include the operations of a compressor leasing business that we sold in February 2014 and certain natural gas marketing operations that we acquired in our December 2013 acquisition of Gavilon Energy and wound down during fiscal year 2014. The “corporate and other” category also includes certain corporate expenses that are not allocated to the reportable segments.

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Revenues (1):
Crude oil logistics-
Crude oil sales	$3,170,891	$6,621,871	$4,559,923
Crude oil transportation and other	55,882	43,349	36,469
Elimination of intersegment sales	(9,694)	(29,836)	(37,847)
Total crude oil logistics revenues	3,217,079	6,635,384	4,558,545
Water solutions-
Service fees	136,710	105,682	58,161
Recovered hydrocarbons	41,090	81,762	67,627
Water transportation	—	10,760	17,312
Other revenues	7,201	1,838	—
Total water solutions revenues	185,001	200,042	143,100
Liquids-
Propane sales	618,919	1,265,262	1,632,948
Other product sales	620,175	1,111,834	1,231,965
Other revenues	35,943	28,745	31,062
Elimination of intersegment sales	(80,558)	(162,016)	(245,550)
Total liquids revenues	1,194,479	2,243,825	2,650,425
Retail propane-
Propane sales	248,673	347,575	388,225
Distillate sales	64,868	106,037	127,672
Other revenues	39,436	35,585	35,918
Total retail propane revenues	352,977	489,197	551,815
Refined products and renewables-
Refined products sales	6,294,008	6,682,040	1,180,895
Renewables sales	390,753	473,885	176,781
Service fees	108,221	76,847	—
Elimination of intersegment sales	(870)	(1,079)	—
Total refined products and renewables revenues	6,792,112	7,231,693	1,357,676
Corporate and other	462	1,916	437,713
Total revenues	$11,742,110	$16,802,057	$9,699,274
Depreciation and Amortization:
Crude oil logistics	$39,363	$38,626	$22,111
Water solutions	91,685	73,618	55,105
Liquids	15,642	13,513	11,018
Retail propane	35,992	31,827	28,878
Refined products and renewables	40,861	32,948	625
Corporate and other	5,381	3,417	3,017
Total depreciation and amortization	$228,924	$193,949	$120,754
Operating Income (Loss):
Crude oil logistics	$(40,745)	$(35,832)	$678
Water solutions	(313,673)	65,340	10,317
Liquids	76,173	45,072	71,888
Retail propane	44,096	64,075	61,285
Refined products and renewables	226,951	54,567	6,514
Corporate and other	(97,405)	(85,802)	(44,117)
Total operating (loss) income	$(104,603)	$107,420	$106,565

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

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Additions to property, plant and equipment:
Crude oil logistics	$447,952	$58,747	$204,642
Water solutions	211,080	186,007	100,877
Liquids	50,533	114,180	52,560
Retail propane	41,235	35,602	24,430
Refined products and renewables	25,147	573,954	1,238
Corporate and other	15,172	1,286	7,242
Total	$791,119	$969,776	$390,989

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment:

	March 31,
	2016	2015
	(in thousands)
Long-lived assets, net:
Crude oil logistics	$1,679,027	$1,327,538
Water solutions	1,162,405	1,244,965
Liquids	572,081	534,317
Retail propane	483,330	467,254
Refined products and renewables	180,783	808,126
Corporate and other	36,198	32,357
Total	$4,113,824	$4,414,557

Total assets:
Crude oil logistics	$2,197,113	$2,337,188
Water solutions	1,236,875	1,311,175
Liquids	693,872	713,810
Retail propane	538,267	542,078
Refined products and renewables	765,806	1,669,851
Corporate and other	128,222	81,690
Total	$5,560,155	$6,655,792

Note 14—Disposals and Impairments

Sale of General Partner Interest in TLP

On February 1, 2016, we completed the sale of our general partner interest in TLP to ArcLight for $350 million in cash and recorded a gain on disposal of $329.9 million during the three months ended March 31, 2016. As part of this transaction, we entered into lease agreements whereby we will remain the long-term exclusive tenant in the TLP Southeast terminal system. As a result of entering into these leases, we deferred $204.6 million of the gain on the sale and will recognize this amount over our future lease payment obligations, which is approximately seven years. During the three months ended March 31, 2016, we recognized $5.0 million of the deferred gain in our consolidated statement of operations. Expected amortization of the deferred gain is as follows (in thousands):

Year Ending March 31,
2017	$30,113
2018	30,113
2019	30,113
2020	30,113
2021	29,593
Thereafter	49,487
Total	$199,532

Within our consolidated balance sheet, the current portion of the deferred gain, $30.1 million, is recorded in accrued expenses and other payables and the long-term portion, $169.4 million, is recorded in other noncurrent liabilities. In addition, we retained TransMontaigne’s marketing business, which is a significant part of our refined products and renewables segment, and TransMontaigne Product Services, LLC, its customer contracts and its line space on the Colonial and Plantation pipelines. See Note 19 for a discussion of the sale of all common units we held in TLP to an affiliate of ArcLight.

Other Disposals

During the year ended March 31, 2016 in our crude oil logistics segment, (i) two previously-planned projects were canceled and we recorded a loss of $3.1 million and (ii) we sold and/or abandoned certain trucks, trailers and barges and recorded a loss of $1.4 million. These losses are reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

During the year ended March 31, 2016 in our refined products and renewables segment, we recorded a loss of $1.8 million related to certain property, plant and equipment that we have retired and we also sold certain tank bottoms and recorded a loss of $1.3 million. These losses are reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

During the year ended March 31, 2016, we received a payment of $3.0 million from the state of Maine to relocate certain terminal assets in our liquids segment. This payment is reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

During the year ended March 31, 2015, we sold a natural gas liquids terminal and recorded a loss in our consolidated statement of operations of $29.8 million, which included a loss on property, plant and equipment of $21.7 million and a loss of $8.1 million on goodwill allocated to the assets sold. This loss is reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

During the year ended March 31, 2015, we sold the water transportation business in our water solutions segment and recorded a loss in our consolidated statement of operations of $4.0 million, which included a loss on property, plant and equipment of $2.2 million and a loss of $1.8 million on goodwill allocated to the assets sold. This loss is reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

During the year ended March 31, 2015, we recorded a loss on abandonment of $3.1 million related to the property, plant and equipment of water disposal facilities that we have retired in our water solutions segment. This loss is reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

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

Long-lived Asset Impairments

During the fourth quarter of fiscal year 2016, we recorded a write-down of $47.7 million related to pipe we no longer expect to use in the originally-planned Grand Mesa Pipeline, which is reported within loss on disposal or impairment of assets, net.

During the year ended March 31, 2016, we recorded an impairment of $2.4 million to the property, plant and equipment of two of our crude oil barges in our crude oil logistics segment, which is reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

During the year ended March 31, 2016, we wrote off assets of $14.6 million acquired as part of the Gavilon Energy acquisition that we deemed no longer recoverable in our liquids segment, which is reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

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

Goodwill Impairment

Due to the continued decline in crude oil prices and crude oil production, we tested the goodwill within our water solutions reporting unit for impairment at December 31, 2015. At December 31, 2015, our water solutions reporting unit had a goodwill balance of $660.8 million. We estimated the fair value of our water solutions reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of cash flows to estimate the fair value. The future cash flows of our water solutions reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) expected disposal volumes, which have continued in spite of the lower crude oil price environment as oilfield producers have focused on their most productive properties and have continued to deliver disposal volumes to our facilities, and (ii) the crude oil price environment as reflected in crude oil forward prices as of the test date. In performing the discounted cash flow analysis, we utilized reports issued by independent third parties projecting crude oil prices through 2018. We assumed an approximate $1/barrel increase each quarter for the periods beyond those represented in the reports, with crude oil reaching $65/barrel by the fourth quarter of 2021. We used a price of $32/barrel for the fourth quarter of 2016, the starting point of our cash flow projections. We kept prices constant at $65/barrel for periods in our model beyond 2021. Consistent with observed disposal volume trends, the disposal volumes were based on an expectation of a certain amount of production returning at certain crude oil price levels. For expenses, we assumed an increase consistent with the increase in disposal volumes. The discount rate used in our discounted cash flow method was calculated by using the average of the range of discount rates from a recent water solutions transaction similar in size to our water solutions reporting unit. The discounted cash flow results indicated that the estimated fair value of our water solutions reporting unit was greater than its carrying value by approximately 9% at December 31, 2015.

As a result of the continued decline in crude oil production, its continued adverse impact on our water solutions reporting unit and the completion of our annual budget process we decided to test the goodwill within our water solutions reporting unit for impairment as of March 31, 2016 as it was more likely than not that the fair value of our water solutions reporting unit was less than the carry amount. Similar to the testing performed as of December 31, 2015, fair value of the water solutions reporting unit was based on the income approach, which utilizes the present value of cash flows to estimate the fair value. We utilized the same pricing, expense and discount rate assumptions in our current model as described above but adjusted our expected water volumes and percentage recovered hydrocarbons to match what we have budgeted for our fiscal year 2017. Volumes budgeted for fiscal year 2017 were heavily influenced by the reporting unit’s fourth quarter 2017 operating results. We utilized the same assumptions related to anticipated volume growth as above. The discounted cash flow results indicated that the estimated fair value of our water business was less than its carrying value by approximately 11% at March 31, 2016.

During the year ended March 31, 2016, we recorded an estimated goodwill impairment charge of $380.2 million, which is recorded within loss on disposal or impairment of assets in our consolidated statements of operations. We plan to finalize our goodwill impairment analysis prior to issuing our financial statements for the quarter ending June 30, 2016, and will adjust our estimated impairment as needed. At March 31, 2016 our water solutions reporting units had a goodwill balance of $290.9 million.

Our estimated fair value is predicated upon crude oil prices increasing over the next six years based on the third party forecasts utilized and management’s assumption of a price recovery to $65/barrel by 2021. We used this increase in crude oil prices to estimate the volume of wastewater to be processed at our facilities, based on the expected increased production by our customers, and the revenue generated by selling the hydrocarbons extracted from the wastewater. The projected prices we used were from reports generated by independent third parties and were based on their assessment of the market and their expectation of the market going forward. Due to the current volatility in the crude oil market, we believe that it is reasonably possible that crude oil prices could decline. Further declines in crude oil prices would negatively affect the timing of the recovery of crude oil prices and the estimated water disposal volumes we used in our estimates, such that our estimate of fair value could change and result in further impairment of the goodwill in our water solutions reporting unit.

For our other reporting units, we performed a qualitative assessment as of January 1, 2016 to determine whether it is more likely than not that the fair value of each reporting unit is greater than the book value of the reporting unit. Based on these qualitative assessments we determined that the fair value of each of these reporting units was more likely than not greater than the carrying value of the reporting units.

We did not record any goodwill impairments during the years ended March 31, 2015 and March 31, 2014.

Note 15—Transactions with Affiliates

SemGroup Corporation (“SemGroup”) holds ownership interests in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our consolidated statements of operations. We also lease crude oil storage from SemGroup.

We purchase ethanol from an equity method investee. These transactions are reported within cost of sales in our consolidated statements of operations.

Certain members of our management and members of their families own interests in entities from which we have purchased products and services and to which we have sold products and services. During the year ended March 31, 2016, $32.7 million of these transactions were capital expenditures and were recorded as increases to property, plant and equipment.

The following table summarizes these related party transactions:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Sales to SemGroup	$43,825	$88,276	$160,993
Purchases from SemGroup	53,209	130,134	300,164
Sales to equity method investees	14,836	14,493	—
Purchases from equity method investees	113,780	149,828	47,731
Sales to entities affiliated with management	318	2,151	110,824
Purchases from entities affiliated with management	45,197	29,419	120,038

Accounts receivable from affiliates consist of the following at the dates indicated:

	March 31,
	2016	2015
	(in thousands)
Receivables from SemGroup	$1,166	$13,443
Receivables from equity method investees	14,446	652
Receivables from entities affiliated with management	13	3,103
Total	$15,625	$17,198

Accounts payable to affiliates consist of the following at the dates indicated:

	March 31,
	2016	2015
	(in thousands)
Payables to SemGroup	$1,823	$11,546
Payables to equity method investees	3,947	6,788
Payables to entities affiliated with management	1,423	7,460
Total	$7,193	$25,794

We also have a loan receivable of $22.3 million at March 31, 2016 from an equity method investee. During the year ended March 31, 2016, we received loan payments of $1.5 million from our investee in accordance with the loan agreement. The investee makes loan payments from time to time in accordance with the loan agreement and is required to make monthly principal payments beginning on June 1, 2018 with the remaining principal balance due on May 31, 2020.

During the year ended March 31, 2014, we completed the acquisition of a crude oil logistics business owned by an employee. We paid $11.0 million of cash for this acquisition.

Note 16—Other Matters

Grand Mesa Pipeline

In September 2014, we entered into a joint venture with RimRock Midstream, LLC (“RimRock”) whereby each party owned a 50% interest in Grand Mesa Pipeline, LLC (“Grand Mesa”). In October 2014, we obtained ship-or-pay volume commitments from multiple shippers to begin construction of the Grand Mesa Pipeline, which will originate in Colorado and terminate in Cushing, Oklahoma. In November 2014, we acquired RimRock’s 50% ownership interest in Grand Mesa for $310.0 million in cash. In November 2015, Grand Mesa Pipeline entered into an agreement with Saddlehorn Pipeline Company, LLC (“Saddlehorn”), under which we acquired a 37.5% undivided interest in a crude oil pipeline currently under construction (the “Joint Pipeline”). The Joint Pipeline will take receipt from Grand Mesa Pipeline’s origin in Colorado and will deliver to Cushing, Oklahoma. We will have the right to utilize 150,000 barrels per day of capacity on the Joint Pipeline. Operating costs will be allocated to us based on our proportionate ownership interest and throughput. We expect the Joint Pipeline to be operational beginning in the third quarter of fiscal year 2017.

Through our undivided interest in the Joint Pipeline, we will have expanded capacity, sufficient to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We will retain ownership of our previously-acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements for projects involving the transportation of crude oil and condensate.

During the six months ended March 31, 2016, we reclassified $47.0 million of costs to acquire land, rights-of-way and easements on the originally-planned Grand Mesa Pipeline route to intangible assets. As discussed above, we acquired an undivided interest in a different crude oil pipeline with the same origin and destination points as those of our originally-planned Grand Mesa Pipeline route. We will retain the land, rights-of-way and easements along the originally-planned Grand Mesa Pipeline route for potential future development.

Purchase of Pipeline Capacity Allocations

On certain interstate refined product pipelines, shipment demand exceeds available capacity, and capacity is allocated to shippers based on their historical shipment volumes. During the year ended March 31, 2015, we paid $24.2 million to acquire certain refined product pipeline capacity allocations from other shippers.

Crude Oil Rail Transloading Facility

In October 2014, we announced plans to build a crude oil rail transloading facility, backed by executed producer commitments. Subsequent to executing these commitments, the producers requested to be released from the commitments. We agreed to release the producers from their commitments in return for a cash payment in March 2015 and additional cash payments over the next five years. In addition, one of the producers committed to pay us a specified fee on each barrel of crude oil it produces in a specified basin over a period of seven years. Upon execution of these agreements in March 2015, we recorded a gain of $31.6 million to other income in our consolidated statement of operations, net of certain project abandonment costs.

Note 17—Error Correction
Subsequent to the issuance of certain previously issued financial statements, we determined that there were errors in those financial statements from not recording certain contingent consideration liabilities related to royalty agreements assumed as part of acquisitions in our water solutions segment. The effect of the error was material to the financial statements for each of the first three fiscal quarters of 2016 so those quarters have been restated for the effects of the error correction. The effect of the error was not material to the financial statements for the fiscal year 2015 or for the quarters within fiscal year 2015. As a result, fiscal year 2015 and the quarters within fiscal year 2015 have been changed for the correction of an immaterial error in accordance with the methodology described in SAB Topic 1N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.

We have changed our previously issued (i) consolidated balance sheet at March 31, 2015, (ii) consolidated statement of operations, consolidated statement of comprehensive income, consolidated statement of changes in equity and consolidated statement of cash flows for the year ended March 31, 2015, and (iii) unaudited financial information for the quarters within fiscal year 2015. We are restating our previously issued unaudited financial information for the first three fiscal quarters of 2016. The following tables summarize the impact of the error correction on our consolidated financial statements, each as compared with the amounts presented in previously issued financial statements. Certain of the as previously reported balances include purchase accounting adjustments and the adoption of ASU 2015-03 related to debt issuance costs (see Note 2).

The following tables summarize the as previously reported balances, adjustments, and corrected and restated balances on our consolidated balance sheets by financial statement line item (in thousands):

	December 31, 2015
	(Unaudited)

	As Reported	Adjustment	As Restated
Goodwill	$1,522,644	$177,509	$1,700,153
Total assets	6,547,043	177,509	6,724,552
Accrued expenses and other payables	193,295	4,563	197,858
Total current liabilities	796,908	4,563	801,471
Other noncurrent liabilities	13,232	99,692	112,924
Equity - general partner interest	(34,431)	77	(34,354)
Equity - limited partners interest	1,920,528	71,734	1,992,262
Equity - noncontrolling interests	544,890	1,443	546,333
Total equity	2,430,839	73,254	2,504,093
Total liabilities and equity	6,547,043	177,509	6,724,552

	September 30, 2015
	(Unaudited)

	As Reported	Adjustment	As Restated
Goodwill	$1,490,928	$167,309	$1,658,237
Total assets	6,433,747	167,309	6,601,056
Accrued expenses and other payables	164,433	5,469	169,902
Total current liabilities	852,170	5,469	857,639
Other noncurrent liabilities	17,679	109,960	127,639
Equity - general partner interest	(34,380)	55	(34,325)
Equity - limited partners interest	1,976,663	51,080	2,027,743
Equity - noncontrolling interests	544,147	745	544,892
Total equity	2,486,294	51,880	2,538,174
Total liabilities and equity	6,433,747	167,309	6,601,056

	June 30, 2015
	(Unaudited)

	As Reported	Adjustment	As Restated
Goodwill	$1,451,654	$148,809	$1,600,463
Total assets	6,625,715	148,809	6,774,524
Accrued expenses and other payables	237,407	5,898	243,305
Total current liabilities	1,088,700	5,898	1,094,598
Other noncurrent liabilities	17,082	109,083	126,165
Equity - general partner interest	(35,097)	36	(35,061)
Equity - limited partners interest	2,056,852	33,653	2,090,505
Equity - noncontrolling interests	547,162	139	547,301
Total equity	2,568,800	33,828	2,602,628
Total liabilities and equity	6,625,715	148,809	6,774,524

	March 31, 2015

	As Reported	Adjustment	As Corrected
Goodwill	$1,433,224	$125,009	$1,558,233
Total assets	6,530,783	125,009	6,655,792
Accrued expenses and other payables	196,357	5,992	202,349
Total current liabilities	1,113,875	5,992	1,119,867
Other noncurrent liabilities	16,321	98,708	115,029
Equity - general partner interest	(37,021)	21	(37,000)
Equity - limited partners interest	2,162,924	20,624	2,183,551
Equity - noncontrolling interests	547,326	(336)	546,990
Total equity	2,673,120	20,309	2,693,432
Total liabilities and equity	6,530,783	125,009	6,655,792

	December 31, 2014
	(Unaudited)

	As Reported	Adjustment	As Corrected
Goodwill	$1,250,239	$111,308	$1,361,547
Total assets	6,905,902	111,308	7,017,210
Accrued expenses and other payables	277,304	5,661	282,965
Total current liabilities	1,901,168	5,661	1,906,829
Other noncurrent liabilities	11,811	99,805	111,616
Equity - general partner interest	(39,035)	6	(39,029)
Equity - limited partners interest	1,709,150	5,638	1,714,788
Equity - noncontrolling interests	569,575	198	569,773
Total equity	2,239,601	5,842	2,245,443
Total liabilities and equity	6,905,902	111,308	7,017,210

	September 30, 2014
	(Unaudited)

	As Reported	Adjustment	As Corrected
Goodwill	$1,170,490	$83,783	$1,254,273
Total assets	6,551,679	83,783	6,635,462
Accrued expenses and other payables	218,482	4,922	223,404
Total current liabilities	1,759,980	4,922	1,764,902
Other noncurrent liabilities	39,518	75,211	114,729
Equity - general partner interest	(39,690)	4	(39,686)
Equity - limited partners interest	1,785,823	3,550	1,789,373
Equity - noncontrolling interests	568,770	96	568,866
Total equity	2,314,830	3,650	2,318,480
Total liabilities and equity	6,551,679	83,783	6,635,462

	June 30, 2014
	(Unaudited)

	As Reported	Adjustment	As Corrected
Goodwill	$1,101,471	$56,830	$1,158,301
Total assets	4,265,502	56,830	4,322,332
Accrued expenses and other payables	123,939	4,621	128,560
Total current liabilities	1,034,335	4,621	1,038,956
Other noncurrent liabilities	8,000	50,862	58,862
Equity - general partner interest	(41,308)	1	(41,307)
Equity - limited partners interest	1,822,572	1,223	1,823,795
Equity - subordinated interest	(5,248)	98	(5,150)
Equity - noncontrolling interests	5,327	25	5,352
Total equity	1,781,292	1,347	1,782,639
Total liabilities and equity	4,265,502	56,830	4,322,332

The following tables summarize the as previously reported balances, adjustments and corrected and restated balances on our consolidated statements of operations by financial statement line item for the periods ended (in thousands, except per unit amounts):

	Three Months Ended
	December 31, 2015
	(Unaudited)

	As Reported	Adjustment	As Restated
Operating expenses	$106,783	$(2,062)	$104,721
Revaluation of liabilities	—	(19,312)	(19,312)
Income before income taxes	30,023	21,374	51,397
Net income	29,621	21,374	50,995
Net income allocated to general partner	16,217	22	16,239
Net income attributable to noncontrolling interests	6,140	698	6,838
Net income allocated to limited partners	7,264	20,654	27,918
Basic income per common unit	0.07	0.20	0.27
Diluted income per common unit	0.03	0.19	0.22

	Three Months Ended
	September 30, 2015
	(Unaudited)

	As Reported	Adjustment	As Restated
Operating expenses	$99,773	$(2,143)	$97,630
Revaluation of liabilities	—	(15,909)	(15,909)
Loss before income taxes	(26,938)	18,052	(8,886)
Net loss	(24,152)	18,052	(6,100)
Net income allocated to general partner	16,166	19	16,185
Net income attributable to noncontrolling interests	2,891	606	3,497
Net loss allocated to limited partners	(43,209)	17,427	(25,782)
Basic and diluted loss per common unit	(0.41)	0.16	(0.25)

	Three Months Ended
	June 30, 2015
	(Unaudited)

	As Reported	Adjustment	As Restated
Operating expenses	$107,914	$(2,324)	$105,590
Revaluation of liabilities	—	(11,195)	(11,195)
Loss before income taxes	(37,988)	13,519	(24,469)
Net loss	(38,526)	13,519	(25,007)
Net income allocated to general partner	15,359	15	15,374
Net income attributable to noncontrolling interests	3,875	475	4,350
Net loss allocated to limited partners	(57,760)	13,029	(44,731)
Basic and diluted loss per common unit	(0.56)	0.13	(0.43)

	Three Months Ended
	March 31, 2015
	(Unaudited)

	As Reported	Adjustment	As Corrected
Operating expenses	$109,560	$(2,203)	$107,357
Revaluation of liabilities	—	(12,264)	(12,264)
Income before income taxes	90,297	14,467	104,764
Net income	90,942	14,467	105,409
Net income allocated to general partner	13,459	15	13,474
Net income attributable to noncontrolling interests	4,164	(534)	3,630
Net income allocated to limited partners	73,319	14,986	88,305
Basic and diluted income per common unit	0.78	0.15	0.93

	Three Months Ended
	December 31, 2014
	(Unaudited)

	As Reported	Adjustment	As Corrected
Operating expenses	$97,761	$(2,192)	$95,569
Loss before income taxes	(7,359)	2,192	(5,167)
Net loss	(5,269)	2,192	(3,077)
Net income allocated to general partner	11,783	2	11,785
Net income attributable to noncontrolling interests	5,649	102	5,751
Net loss allocated to limited partners	(22,701)	2,088	(20,613)
Basic and diluted loss per common unit	(0.26)	0.03	(0.23)

	Three Months Ended
	September 30, 2014
	(Unaudited)

	As Reported	Adjustment	As Corrected
Operating expenses	$97,419	$(2,303)	$95,116
Loss before income taxes	(17,801)	2,303	(15,498)
Net loss	(15,879)	2,303	(13,576)
Net income allocated to general partner	11,056	3	11,059
Net income attributable to noncontrolling interests	3,345	71	3,416
Net loss allocated to limited partners	(30,280)	2,229	(28,051)
Basic and diluted loss per common unit	(0.34)	0.02	(0.32)

	Three Months Ended
	June 30, 2014
	(Unaudited)

	As Reported	Adjustment	As Corrected
Operating expenses	$67,436	$(1,347)	$66,089
Loss before income taxes	(38,875)	1,347	(37,528)
Net loss	(39,910)	1,347	(38,563)
Net income allocated to general partner	9,381	1	9,382
Net income attributable to noncontrolling interests	65	25	90
Net loss allocated to limited partners	(49,356)	1,321	(48,035)
Basic and diluted loss per common unit	(0.61)	0.01	(0.60)

	Six Months Ended
	September 30, 2015
	(Unaudited)

	As Reported	Adjustment	As Restated
Operating expenses	$207,687	$(4,467)	$203,220
Revaluation of liabilities	—	(27,104)	(27,104)
Loss before income taxes	(64,926)	31,571	(33,355)
Net loss	(62,678)	31,571	(31,107)
Net income allocated to general partner	31,525	34	31,559
Net income attributable to noncontrolling interests	6,766	1,081	7,847
Net loss allocated to limited partners	(100,969)	30,456	(70,513)
Basic and diluted loss per common unit	(0.97)	0.30	(0.67)

	Six Months Ended
	September 30, 2014
	(Unaudited)

	As Reported	Adjustment	As Corrected
Operating expenses	$164,855	$(3,650)	$161,205
Loss before income taxes	(56,676)	3,650	(53,026)
Net loss	(55,789)	3,650	(52,139)
Net income allocated to general partner	20,437	4	20,441
Net income attributable to noncontrolling interests	3,410	96	3,506
Net loss allocated to limited partners	(79,636)	3,550	(76,086)
Basic and diluted loss per common unit	(0.93)	0.04	(0.89)

	Nine Months Ended
	December 31, 2015
	(Unaudited)

	As Reported	Adjustment	As Restated
Operating expenses	$314,470	$(6,529)	$307,941
Revaluation of liabilities	—	(46,416)	(46,416)
(Loss) income before income taxes	(34,903)	52,945	18,042
Net (loss) income	(33,057)	52,945	19,888
Net income allocated to general partner	47,742	56	47,798
Net income attributable to noncontrolling interests	12,906	1,779	14,685
Net loss allocated to limited partners	(93,705)	51,110	(42,595)
Basic and diluted loss per common unit	(0.90)	0.49	(0.41)

	Nine Months Ended
	December 31, 2014
	(Unaudited)

	As Reported	Adjustment	As Corrected
Operating expenses	$262,616	$(5,842)	$256,774
Loss before income taxes	(64,035)	5,842	(58,193)
Net loss	(61,058)	5,842	(55,216)
Net income allocated to general partner	32,220	6	32,226
Net income attributable to noncontrolling interests	9,059	198	9,257
Net loss allocated to limited partners	(102,337)	5,638	(96,699)
Basic and diluted loss per common unit	(1.17)	0.06	(1.11)

	Year Ended
	March 31, 2015

	As Reported	Adjustment	As Corrected
Operating expenses	$372,176	$(8,045)	$364,131
Revaluation of liabilities	—	(12,264)	(12,264)
Income before income taxes	26,262	20,309	46,571
Net income	29,884	20,309	50,193
Net income allocated to general partner	45,679	21	45,700
Net income attributable to noncontrolling interests	13,223	(336)	12,887
Net loss allocated to limited partners	(29,018)	20,624	(8,394)
Basic and diluted loss per common unit	(0.29)	0.24	(0.05)

The following table summarizes the as previously reported balances, adjustments and corrected balances on the consolidated statement of comprehensive income by financial statement line item for the year ended March 31, 2015 (in thousands):

	Year Ended
	March 31, 2015

	As Reported	Adjustment	As Corrected
Net income	$29,884	$20,309	$50,193
Comprehensive income	30,011	20,309	50,320

The only changes to the consolidated statements of comprehensive income for all periods, including the interim periods for fiscal 2015 and 2016, are the changes to net income (loss) shown in the tables above.

The following table summarizes the as previously reported balances, adjustments and corrected balances on our consolidated statement of changes in equity by financial statement line item for the year ended March 31, 2015 (in thousands):

	Year Ended
	March 31, 2015

	As Reported	Adjustment	As Corrected
Net income allocated to general partner	$45,679	$21	$45,700
Net income attributable to noncontrolling interests	13,223	(336)	12,887
Net loss allocated to limited partners	(29,018)	20,624	(8,394)
Net income	29,884	20,309	50,193
Equity - general partner interest	(37,021)	21	(37,000)
Equity - limited partners interest	2,162,924	20,624	2,183,551
Equity - noncontrolling interests	547,326	(336)	546,990
Total equity	2,673,120	20,309	2,693,432

The following table summarizes the as previously reported balances, adjustments and corrected balances on our consolidated statement of cash flows by financial statement line item for the year ended March 31, 2015 (in thousands):

	Year Ended
	March 31, 2015

	As Reported	Adjustment	As Corrected
Net income	$29,884	$20,309	$50,193
Revaluation of liabilities	—	(12,264)	(12,264)
Accrued expenses and other liabilities	(53,844)	(8,045)	(61,889)

The only changes to the consolidated statements of cash flows for all periods, including the interim periods for fiscal 2015 and 2016, are the changes to net income (loss) and the reconciling items from net income (loss) to cash flows from operations: revaluation of liabilities and changes in accrued expenses and other liabilities. Total cash flows from operating, investing and financing activities are unchanged for all periods.

Note 18—Quarterly Information (Unaudited) (As Corrected and Restated)

The following tables summarize our corrected and restated historical consolidated balance sheets and consolidated statements of operations for the interim quarters impacted by the changes discussed in Note 17. Certain of the as corrected and restated balances include purchase accounting adjustments and the adoption of ASU 2015-03 related to debt issuance costs (see Note 2). The computation of net income (loss) per common unit is done separately by quarter and year. The total of net income (loss) per common unit of the individual quarters may not equal net income (loss) per common unit for the year, due primarily to the income allocation between the general partner and limited partners and variations in the weighted average units outstanding used in computing such amounts.

Our retail propane segment’s business is seasonal due to weather conditions in our service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Our liquids segment is also subject to seasonal fluctuations, as demand for propane and butane is typically higher during the winter months. Our operating revenues from our other segments are less weather sensitive. Additionally, the acquisitions described in Note 4 impact the comparability of the quarterly information within the year, and year to year. The numbers in the tables below, with the exception of the units outstanding and the per unit numbers are represented in thousands.

		As Restated
	March 31,	December 31,	September 30,	June 30,
	2016	2015	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,176	$25,179	$30,053	$43,506
Accounts receivable-trade, net of allowance for doubtful accounts	521,014	581,621	712,025	905,196
Accounts receivable-affiliates	15,625	3,812	6,345	18,740
Inventories	367,806	414,088	408,374	489,064
Prepaid expenses and other current assets	95,859	117,476	120,122	130,889
Assets held for sale	—	87,383	—	—
Total current assets	1,028,480	1,229,559	1,276,919	1,587,395

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	1,649,572	1,972,925	1,845,112	1,743,584
GOODWILL	1,315,362	1,700,153	1,658,237	1,600,463
INTANGIBLE ASSETS, net of accumulated amortization	1,148,890	1,225,012	1,215,102	1,234,542
INVESTMENTS IN UNCONSOLIDATED ENTITIES	219,550	467,559	473,239	474,221
LOAN RECEIVABLE-AFFILIATE	22,262	23,258	23,775	23,775
OTHER NONCURRENT ASSETS	176,039	106,086	108,672	110,544
Total assets	$5,560,155	$6,724,552	$6,601,056	$6,774,524

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$420,306	$511,309	$568,523	$755,062
Accounts payable-affiliates	7,193	11,042	18,794	25,592
Accrued expenses and other payables	214,426	197,858	169,902	243,305
Advance payments received from customers	56,185	73,662	96,380	66,706
Current maturities of long-term debt	7,907	7,600	4,040	3,933
Total current liabilities	706,017	801,471	857,639	1,094,598

LONG-TERM DEBT, net of debt issuance costs and current maturities	2,912,837	3,306,064	3,077,604	2,951,133
OTHER NONCURRENT LIABILITIES	247,236	112,924	127,639	126,165

COMMITMENTS AND CONTINGENCIES	—	—	—	—

EQUITY:
General partner, representing a 0.1% interest	(50,811)	(34,354)	(34,325)	(35,061)
Limited partners, representing a 99.9% interest	1,707,326	1,992,262	2,027,743	2,090,505
Accumulated other comprehensive loss	(157)	(148)	(136)	(117)
Noncontrolling interests	37,707	546,333	544,892	547,301
Total equity	1,694,065	2,504,093	2,538,174	2,602,628
Total liabilities and equity	$5,560,155	$6,724,552	$6,601,056	$6,774,524

	As Corrected
	March 31,	December 31,	September 30,	June 30,
	2015	2014	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,303	$30,556	$11,823	$39,679
Accounts receivable-trade, net of allowance for doubtful accounts	1,025,763	1,664,039	1,433,117	903,011
Accounts receivable-affiliates	17,198	42,549	41,706	1,110
Inventories	442,025	535,928	941,589	373,633
Prepaid expenses and other current assets	121,207	184,675	156,818	58,613
Total current assets	1,647,496	2,457,747	2,585,053	1,376,046

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	1,624,016	1,472,295	1,433,313	863,457
GOODWILL	1,558,233	1,361,547	1,254,273	1,158,301
INTANGIBLE ASSETS, net of accumulated amortization	1,232,308	1,153,028	838,088	699,315
INVESTMENTS IN UNCONSOLIDATED ENTITIES	472,673	478,444	482,644	211,480
LOAN RECEIVABLE-AFFILIATE	8,154	—	—	—
OTHER NONCURRENT ASSETS	112,912	94,149	42,091	13,733
Total assets	$6,655,792	$7,017,210	$6,635,462	$4,322,332

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$833,018	$1,534,568	$1,345,024	$810,149
Accounts payable-affiliates	25,794	12,766	85,307	37,706
Accrued expenses and other payables	202,349	282,965	223,404	128,560
Advance payments received from customers	54,234	72,075	106,105	56,373
Current maturities of long-term debt	4,472	4,455	5,062	6,168
Total current liabilities	1,119,867	1,906,829	1,764,902	1,038,956

LONG-TERM DEBT, net of debt issuance costs and current maturities	2,727,464	2,753,322	2,437,351	1,441,875
OTHER NONCURRENT LIABILITIES	115,029	111,616	114,729	58,862

COMMITMENTS AND CONTINGENCIES	0	0	0	0

EQUITY:
General partner, representing a 0.1% interest	(37,000)	(39,029)	(39,686)	(41,307)
Limited partners, representing a 99.9% interest	2,183,551	1,714,788	1,789,373	1,823,795
Subordinated units	—	—	—	(5,150)
Accumulated other comprehensive loss	(109)	(89)	(73)	(51)
Noncontrolling interests	546,990	569,773	568,866	5,352
Total equity	2,693,432	2,245,443	2,318,480	1,782,639
Total liabilities and equity	$6,655,792	$7,017,210	$6,635,462	$4,322,332

		As Restated
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2016	2015	2015	2015
REVENUES:
Crude oil logistics	$362,292	$519,425	$1,007,578	$1,327,784
Water solutions	37,776	45,438	47,494	54,293
Liquids	332,975	353,527	258,992	248,985
Retail propane	135,179	100,145	53,206	64,447
Refined products and renewables	1,456,756	1,666,471	1,825,925	1,842,960
Other	462	—	—	—
Total Revenues	2,325,440	2,685,006	3,193,195	3,538,469

COST OF SALES:
Crude oil logistics	341,477	495,529	982,719	1,291,992
Water solutions	752	(3,128)	(8,567)	3,607
Liquids	282,961	300,766	221,115	232,276
Retail propane	60,340	45,974	20,879	29,564
Refined products and renewables	1,391,448	1,594,359	1,789,680	1,765,112
Other	182	—	—	—
Total Cost of Sales	2,077,160	2,433,500	3,005,826	3,322,551

OPERATING COSTS AND EXPENSES:
Operating	93,177	104,721	97,630	105,590
General and administrative	24,727	23,035	29,298	62,481
Depreciation and amortization	53,152	59,180	56,761	59,831
Loss on disposal or impairment of assets, net	317,726	1,328	1,291	421
Revaluation of liabilities	(36,257)	(19,312)	(15,909)	(11,195)
Operating (Loss) Income	(204,245)	82,554	18,298	(1,210)

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	2,113	2,858	2,432	8,718
Interest expense	(34,540)	(36,176)	(31,571)	(30,802)
Gain on early extinguishment of debt	28,532	—	—	—
Other income (expense), net	2,634	2,161	1,955	(1,175)
(Loss) Income Before Income Taxes	(205,506)	51,397	(8,886)	(24,469)

INCOME TAX (EXPENSE) BENEFIT	(1,479)	(402)	2,786	(538)

Net (Loss) Income	(206,985)	50,995	(6,100)	(25,007)

LESS: NET LOSS (INCOME) ALLOCATED TO GENERAL PARTNER	178	(16,239)	(16,185)	(15,374)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,853	(6,838)	(3,497)	(4,350)
NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(203,954)	$27,918	$(25,782)	$(44,731)
BASIC (LOSS) INCOME PER COMMON UNIT	$(1.94)	$0.27	$(0.25)	$(0.43)
DILUTED (LOSS) INCOME PER COMMON UNIT	$(1.94)	$0.22	$(0.25)	$(0.43)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	104,930,260	105,338,200	105,189,463	103,888,281
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	104,930,260	106,194,547	105,189,463	103,888,281

	As Corrected
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2015	2014	2014	2014
REVENUES:
Crude oil logistics	$900,077	$1,694,881	$2,111,143	$1,929,283
Water solutions	49,768	50,241	52,719	47,314
Liquids	543,819	685,096	539,753	475,157
Retail propane	203,172	139,765	68,358	77,902
Refined products and renewables	1,523,532	1,983,444	2,607,220	1,117,497
Other	403	(1,281)	1,333	1,461
Total Revenues	3,220,771	4,552,146	5,380,526	3,648,614

COST OF SALES:
Crude oil logistics	881,781	1,697,374	2,083,712	1,897,639
Water solutions	(2,555)	(29,085)	(9,439)	10,573
Liquids	478,524	657,010	514,064	462,016
Retail propane	109,948	81,172	39,894	47,524
Refined products and renewables	1,465,287	1,905,021	2,550,851	1,114,313
Other	36	176	383	1,988
Total Cost of Sales	2,933,021	4,311,668	5,179,465	3,534,053

OPERATING COSTS AND EXPENSES:
Operating	107,357	95,569	95,116	66,089
General and administrative	35,688	44,230	41,639	27,873
Depreciation and amortization	54,140	50,335	50,099	39,375
Loss on disposal or impairment of assets, net	6,545	30,073	4,134	432
Revaluation of liabilities	(12,264)	—	—	—
Operating Income (Loss)	96,284	20,271	10,073	(19,208)

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	4,599	1,242	3,697	2,565
Interest expense	(30,927)	(30,051)	(28,651)	(20,494)
Other income (expense), net	34,808	3,371	(617)	(391)
Income (Loss) Before Income Taxes	104,764	(5,167)	(15,498)	(37,528)

INCOME TAX BENEFIT (EXPENSE)	645	2,090	1,922	(1,035)

Net Income (Loss)	105,409	(3,077)	(13,576)	(38,563)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER	(13,474)	(11,785)	(11,059)	(9,382)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,630)	(5,751)	(3,416)	(90)
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$88,305	$(20,613)	$(28,051)	$(48,035)
BASIC INCOME (LOSS) PER COMMON UNIT	$0.93	$(0.23)	$(0.32)	$(0.60)
DILUTED INCOME (LOSS) PER COMMON UNIT	$0.93	$(0.23)	$(0.32)	$(0.60)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	94,447,339	88,545,764	88,331,653	74,126,205
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	94,447,339	88,545,764	88,331,653	74,126,205

On February 1, 2016, we completed the sale of our general partner interest in TLP to ArcLight and recognized a gain of $130.4 million in our consolidated statement of operations (see Note 14 for a further discussion).

During the fourth quarter of fiscal year 2016, we recorded an estimated goodwill impairment charge of $380.2 million as the decline in crude oil prices and crude oil production have had an unfavorable impact on our water solutions business. Also, during the fourth quarter of fiscal year 2016, we recorded write-downs and impairments of certain property, plant and equipment of $64.7 million (see Note 14 for a further discussion).

During the fourth quarter of fiscal year 2016, we repurchased a portion of our 2019 Notes and 2021 Notes and recorded a gain on the early extinguishment of debt of $28.5 million (see Note 8 for a further discussion).

As described in Note 16, in March 2015, we agreed to release certain producers from certain commitments in return for a cash payment in March 2015 and additional cash payments over the next five years. Upon execution of these agreements in March 2015, we recorded a gain of $31.6 million to other income in our consolidated statement of operations, net of certain project abandonment costs.

Note 19—Subsequent Events

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight for approximately $112.4 million in cash.

Repurchases of Senior Notes

During April 2016, we repurchased $5.0 million of our 2019 Notes and $19.2 million of our 2021 Notes for an aggregate purchase price of $15.1 million (excluding payments of accrued interest).  As a result, we expect to record a gain on the early extinguishment of these notes of $8.6 million (net of the write off of debt issuance costs of $0.5 million) during the three months ended June 30, 2016.

Class A Convertible Preferred Units

On April 21, 2016, we entered into an agreement to issue $200 million of 10.75% Class A Convertible Preferred Units (“Preferred Units”) to Oaktree Capital Management L.P. (“Oaktree”). Oaktree may acquire 16.6 million Preferred Units at a price of $12.03 per unit as well as 3.6 million warrants, which are subject to certain vesting and exercise terms. We expect to use the net proceeds from the issuance of the Preferred Units to repay borrowings outstanding on our Revolving Credit Facility, which may be re-borrowed in the future to fund capital expenditures and for other general partnership purposes.

Note 20—Consolidating Guarantor and Non-Guarantor Financial Information

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

There are no significant restrictions that prevent the parent or any of the guarantor subsidiaries from obtaining funds from their respective subsidiaries by dividend or loan. None of the assets of the guarantor subsidiaries (other than the investments in non-guarantor subsidiaries) are restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

For purposes of the tables below, (i) the consolidating financial information is presented on a legal entity basis, (ii) investments in consolidated subsidiaries are accounted for as equity method investments, and (iii) contributions, distributions, and advances to (from) consolidated entities are reported on a net basis within net changes in advances with consolidated entities in the consolidating statement of cash flow tables below.

NGL ENERGY PARTNERS LP
Consolidating Balance Sheet
(U.S. Dollars in Thousands)

	March 31, 2016
	NGL Energy Partners LP (Parent)(1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,749	$—	$784	$1,643	$—	$28,176
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	516,362	4,652	—	521,014
Accounts receivable-affiliates	—	—	15,625	—	—	15,625
Inventories	—	—	367,250	556	—	367,806
Prepaid expenses and other current assets	—	—	94,426	1,433	—	95,859
Total current assets	25,749	—	994,447	8,284	—	1,028,480

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,568,488	81,084	—	1,649,572
GOODWILL	—	—	1,313,364	1,998	—	1,315,362
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,146,355	2,535	—	1,148,890
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	219,550	—	—	219,550
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,404,479	—	(1,402,360)	(2,119)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,254,383	—	42,227	—	(1,296,610)	—
LOAN RECEIVABLE-AFFILIATE	—	—	22,262	—	—	22,262
OTHER NONCURRENT ASSETS	—	—	175,512	527	—	176,039
Total assets	$2,684,611	$—	$4,079,845	$92,309	$(1,296,610)	$5,560,155

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$417,707	$2,599	$—	$420,306
Accounts payable-affiliates	1	—	7,190	2	—	7,193
Accrued expenses and other payables	16,887	—	196,596	943	—	214,426
Advance payments received from customers	—	—	55,737	448	—	56,185
Current maturities of long-term debt	—	—	7,109	798	—	7,907
Total current liabilities	16,888	—	684,339	4,790	—	706,017

LONG-TERM DEBT, net of debt issuance costs and current maturities	1,011,365	—	1,894,428	7,044	—	2,912,837
OTHER NONCURRENT LIABILITIES	—	—	246,695	541	—	247,236

EQUITY
Partners’ equity	1,656,358	—	1,254,384	80,090	(1,334,317)	1,656,515
Accumulated other comprehensive loss	—	—	(1)	(156)	—	(157)
Noncontrolling interests	—	—	—	—	37,707	37,707
Total equity	1,656,358	—	1,254,383	79,934	(1,296,610)	1,694,065
Total liabilities and equity	$2,684,611	$—	$4,079,845	$92,309	$(1,296,610)	$5,560,155

(1)
The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes. Since the parent received the proceeds from the issuance of the 2019 Notes and 2021 Notes, all activity has been reflected in the parent column.

NGL ENERGY PARTNERS LP
Consolidating Balance Sheet
(U.S. Dollars in Thousands)

	March 31, 2015
	NGL Energy Partners LP (Parent)(1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,115	$—	$9,757	$2,431	$—	$41,303
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	1,007,001	18,762	—	1,025,763
Accounts receivable-affiliates	5	—	16,610	583	—	17,198
Inventories	—	—	440,289	1,736	—	442,025
Prepaid expenses and other current assets	—	—	104,771	16,436	—	121,207
Total current assets	29,120	—	1,578,428	39,948	—	1,647,496

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,092,271	531,745	—	1,624,016
GOODWILL	—	—	1,526,067	32,166	—	1,558,233
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,167,795	64,513	—	1,232,308
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	217,600	255,073	—	472,673
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,363,792	—	(1,319,388)	(44,404)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,855,386	—	56,690	—	(1,912,076)	—
LOAN RECEIVABLE-AFFILIATE	—	—	8,154	—	—	8,154
OTHER NONCURRENT ASSETS	—	—	110,195	2,717	—	112,912
Total assets	$3,248,298	$—	$4,437,812	$881,758	$(1,912,076)	$6,655,792

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$820,042	$12,976	$—	$833,018
Accounts payable-affiliates	—	—	25,690	104	—	25,794
Accrued expenses and other payables	19,690	—	172,074	10,585	—	202,349
Advance payments received from customers	—	—	53,903	331	—	54,234
Current maturities of long-term debt	—	—	4,413	59	—	4,472
Total current liabilities	19,690	—	1,076,122	24,055	—	1,119,867

LONG-TERM DEBT, net of debt issuance costs and current maturities (2)	1,082,166	—	1,395,099	250,199	—	2,727,464
OTHER NONCURRENT LIABILITIES	—	—	111,205	3,824	—	115,029

EQUITY
Partners’ equity	2,146,442	—	1,855,386	603,789	(2,459,066)	2,146,551
Accumulated other comprehensive loss	—	—	—	(109)	—	(109)
Noncontrolling interests	—	—	—	—	546,990	546,990
Total equity	2,146,442	—	1,855,386	603,680	(1,912,076)	2,693,432
Total liabilities and equity	$3,248,298	$—	$4,437,812	$881,758	$(1,912,076)	$6,655,792

(1)
The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes. Since the parent received the proceeds from the issuance of the 2019 Notes and 2021 Notes, all activity has been reflected in the parent column.

(2)	The carrying value of long-term debt in the NGL Energy Partners LP (Parent) column has been reduced by $17.8 million of debt issuance costs.

NGL ENERGY PARTNERS LP
Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	Year Ended March 31, 2016
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$11,593,272	$182,175	$(33,337)	$11,742,110

COST OF SALES	—	—	10,843,937	28,237	(33,137)	10,839,037

OPERATING COSTS AND EXPENSES:
Operating	—	—	327,377	73,941	(200)	401,118
General and administrative	—	—	122,196	17,345	—	139,541
Depreciation and amortization	—	—	184,091	44,833	—	228,924
Loss on disposal or impairment of assets, net	—	—	303,422	17,344	—	320,766
Revaluation of liabilities	—	—	(82,673)	—	—	(82,673)

Operating (Loss) Income	—	—	(105,078)	475	—	(104,603)

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	4,374	11,747	—	16,121
Interest expense	(43,493)	—	(82,360)	(7,546)	310	(133,089)
Gain on early extinguishment of debt	—	—	28,532	—	—	28,532
Other income, net	—	—	5,533	352	(310)	5,575

(Loss) Income Before Income Taxes	(43,493)	—	(148,999)	5,028	—	(187,464)

INCOME TAX BENEFIT (EXPENSE)	—	—	574	(207)	—	367

EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	(155,436)	—	(7,011)	—	162,447	—

Net (Loss) Income	(198,929)	—	(155,436)	4,821	162,447	(187,097)

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(47,620)	(47,620)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(11,832)	(11,832)

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(198,929)	$—	$(155,436)	$4,821	$102,995	$(246,549)

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP
Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	Year Ended March 31, 2015
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$16,648,382	$189,979	$(36,304)	$16,802,057

COST OF SALES	—	—	15,934,529	59,825	(36,147)	15,958,207

OPERATING COSTS AND EXPENSES:
Operating	—	—	306,576	57,555	—	364,131
General and administrative	—	—	131,898	17,532	—	149,430
Depreciation and amortization	—	—	161,906	32,043	—	193,949
Loss on disposal or impairment of assets, net	—	—	11,619	29,565	—	41,184
Revaluation of liabilities	—	—	(12,264)	—	—	(12,264)

Operating Income (Loss)	—	—	114,118	(6,541)	(157)	107,420

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	6,640	5,463	—	12,103
Interest expense	(65,723)	—	(39,023)	(5,423)	46	(110,123)
Other income, net	—	—	36,953	264	(46)	37,171

(Loss) Income Before Income Taxes	(65,723)	—	118,688	(6,237)	(157)	46,571

INCOME TAX BENEFIT (EXPENSE)	—	—	3,795	(173)	—	3,622

EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	103,029	—	(19,297)	—	(83,732)	—

Net Income (Loss)	37,306	—	103,186	(6,410)	(83,889)	50,193

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(45,700)	(45,700)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(12,887)	(12,887)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$37,306	$—	$103,186	$(6,410)	$(142,476)	$(8,394)

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP
Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	Year Ended March 31, 2014
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$9,560,124	$139,519	$(369)	$9,699,274

COST OF SALES	—	—	9,011,011	122,057	(369)	9,132,699

OPERATING COSTS AND EXPENSES:
Operating	—	—	250,841	8,958	—	259,799
General and administrative	—	—	73,756	2,104	—	75,860
Depreciation and amortization	—	—	117,573	3,181	—	120,754
Loss (gain) on disposal or impairment of assets, net	—	—	6,373	(2,776)	—	3,597

Operating Income	—	—	100,570	5,995	—	106,565

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	1,898	—	—	1,898
Interest expense	(31,818)	—	(27,031)	(51)	46	(58,854)
Other income (expense), net	—	—	202	(70)	(46)	86

(Loss) Income Before Income Taxes	(31,818)	—	75,639	5,874	—	49,695

INCOME TAX EXPENSE	—	—	(937)	—	—	(937)

EQUITY IN NET INCOME OF CONSOLIDATED SUBSIDIARIES	79,473	—	4,771	—	(84,244)	—

Net Income	47,655	—	79,473	5,874	(84,244)	48,758

LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(14,148)	(14,148)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(1,103)	(1,103)

NET INCOME ALLOCATED TO LIMITED PARTNERS	$47,655	$—	$79,473	$5,874	$(99,495)	$33,507

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP
Consolidating Statements of Comprehensive Income (Loss)
(U.S. Dollars in Thousands)

	Year Ended March 31, 2016
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net (loss) income	$(198,929)	$—	$(155,436)	$4,821	$162,447	$(187,097)

Other comprehensive loss	—	—	—	(48)	—	(48)

Comprehensive (loss) income	$(198,929)	$—	$(155,436)	$4,773	$162,447	$(187,145)

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

	Year Ended March 31, 2015
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$37,306	$—	$103,186	$(6,410)	$(83,889)	$50,193

Other comprehensive income (loss)	—	—	189	(62)	—	127

Comprehensive income (loss)	$37,306	$—	$103,375	$(6,472)	$(83,889)	$50,320

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

	Year Ended March 31, 2014
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income	$47,655	$—	$79,473	$5,874	$(84,244)	$48,758

Other comprehensive loss	—	—	(189)	(71)	—	(260)

Comprehensive income	$47,655	$—	$79,284	$5,803	$(84,244)	$48,498

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP
Consolidating Statement of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended March 31, 2016
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(74,822)	$—	$360,851	$65,466	$351,495

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(604,214)	(57,671)	(661,885)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(624)	—	(232,148)	(1,880)	(234,652)
Cash flows from commodity derivatives	—	—	105,662	—	105,662
Proceeds from sales of assets	—	—	8,453	2	8,455
Proceeds from sale of general partner interest in TLP, net	—	—	343,135	—	343,135
Investments in unconsolidated entities	—	—	(4,480)	(6,951)	(11,431)
Distributions of capital from unconsolidated entities	—	—	11,031	4,761	15,792
Loan for natural gas liquids facility	—	—	(3,913)	—	(3,913)
Payments on loan for natural gas liquids facility	—	—	7,618	—	7,618
Loan to affiliate	—	—	(15,621)	—	(15,621)
Payments on loan to affiliate	—	—	1,513	—	1,513
Net cash used in investing activities	(624)	—	(382,964)	(61,739)	(445,327)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	2,499,000	103,500	2,602,500
Payments on revolving credit facilities	—	—	(2,041,500)	(91,500)	(2,133,000)
Repurchases of senior notes	(43,421)	—	—	—	(43,421)
Proceeds from borrowings under other long-term debt	—	—	45,873	7,350	53,223
Payments on other long-term debt	—	—	(4,762)	(325)	(5,087)
Debt issuance costs	(3,493)	—	(6,744)	—	(10,237)
Contributions from general partner	54	—	—	—	54
Contributions from limited partner	(3,829)	—	—	—	(3,829)
Contributions from noncontrolling interest owners	—	—	—	15,376	15,376
Distributions to partners	(322,007)	—	—	—	(322,007)
Distributions to noncontrolling interest owners	—	—	—	(35,720)	(35,720)
Taxes paid on behalf of equity incentive plan participants	—	—	(19,395)	—	(19,395)
Common unit repurchases	(17,680)	—	—	—	(17,680)
Net changes in advances with consolidated entities	462,456	—	(459,289)	(3,167)	—
Other	—	—	(43)	(29)	(72)
Net cash provided by (used in) financing activities	72,080	—	13,140	(4,515)	80,705

Net decrease in cash and cash equivalents	(3,366)	—	(8,973)	(788)	(13,127)
Cash and cash equivalents, beginning of period	29,115	—	9,757	2,431	41,303
Cash and cash equivalents, end of period	$25,749	$—	$784	$1,643	$28,176

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP
Consolidating Statement of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended March 31, 2015
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(59,448)	$—	$287,953	$33,886	$262,391

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(198,847)	(4,913)	(203,760)
Purchases of pipeline capacity allocations	—	—	(24,218)	—	(24,218)
Purchase of equity interest in Grand Mesa Pipeline	—	—	(310,000)	—	(310,000)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(124,281)	—	(831,505)	(5,136)	(960,922)
Cash flows from commodity derivatives	—	—	199,165	—	199,165
Proceeds from sales of assets	—	—	11,806	14,456	26,262
Investments in unconsolidated entities	—	—	(13,244)	(20,284)	(33,528)
Distributions of capital from unconsolidated entities	—	—	5,030	5,793	10,823
Loan for natural gas liquids facility	—	—	(63,518)	—	(63,518)
Payments on loan for natural gas liquids facility	—	—	1,625	—	1,625
Loan to affiliate	—	—	(8,154)	—	(8,154)
Other	—	—	4	—	4
Net cash used in investing activities	(124,281)	—	(1,231,856)	(10,084)	(1,366,221)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	3,663,000	101,500	3,764,500
Payments on revolving credit facilities	—	—	(3,194,500)	(85,500)	(3,280,000)
Issuances of notes	400,000	—	—	—	400,000
Payments on other long-term debt	—	—	(6,666)	(22)	(6,688)
Debt issuance costs	(8,150)	—	(2,926)	—	(11,076)
Contributions from general partner	823	—	—	—	823
Contributions from noncontrolling interest owners	—	—	—	9,433	9,433
Distributions to partners	(242,595)	—	—	—	(242,595)
Distributions to noncontrolling interest owners	—	—	—	(27,147)	(27,147)
Proceeds from sale of common units, net of offering costs	541,128	—	—	—	541,128
Taxes paid on behalf of equity incentive plan participants	—	—	(13,491)	—	(13,491)
Net changes in advances with consolidated entities	(479,543)	—	499,709	(20,166)	—
Other	—	—	(194)	—	(194)
Net cash provided by (used in) financing activities	211,663	—	944,932	(21,902)	1,134,693

Net increase in cash and cash equivalents	27,934	—	1,029	1,900	30,863
Cash and cash equivalents, beginning of period	1,181	—	8,728	531	10,440
Cash and cash equivalents, end of period	$29,115	$—	$9,757	$2,431	$41,303

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

NGL ENERGY PARTNERS LP
Consolidating Statement of Cash Flows
(U.S. Dollars in Thousands)

	Year Ended March 31, 2014
	NGL Energy Partners LP (Parent) (1)	NGL Energy Finance Corp. (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(16,625)	$—	$99,754	$2,107	$85,236

INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(118,455)	(46,693)	(165,148)
Acquisitions of businesses, including acquired working capital, net of cash acquired	(334,154)	—	(932,373)	(2,283)	(1,268,810)
Cash flows from commodity derivatives	—	—	(35,956)	—	(35,956)
Proceeds from sales of assets	—	—	12,884	11,776	24,660
Investments in unconsolidated entities	—	—	(11,515)	—	(11,515)
Distributions of capital from unconsolidated entities	—	—	1,591	—	1,591
Other	—	—	540	(735)	(195)
Net cash used in investing activities	(334,154)	—	(1,083,284)	(37,935)	(1,455,373)

FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	2,545,500	—	2,545,500
Payments on revolving credit facilities	—	—	(2,101,000)	—	(2,101,000)
Issuances of notes	450,000	—	—	—	450,000
Proceeds from borrowings under other long-term debt	—	—	780	100	880
Payments on other long-term debt	—	—	(8,802)	(17)	(8,819)
Debt issuance costs	(12,931)	—	(11,664)	—	(24,595)
Contributions from general partner	765	—	—	—	765
Contributions from noncontrolling interest owners	—	—	—	2,060	2,060
Distributions to partners	(145,090)	—	—	—	(145,090)
Distributions to noncontrolling interest owners	—	—	—	(840)	(840)
Proceeds from sale of common units, net of offering costs	650,155	—	—	—	650,155
Net changes in advances with consolidated entities	(590,939)	—	556,238	34,701	—
Net cash provided by financing activities	351,960	—	981,052	36,004	1,369,016

Net increase (decrease) in cash and cash equivalents	1,181	—	(2,478)	176	(1,121)
Cash and cash equivalents, beginning of period	—	—	11,206	355	11,561
Cash and cash equivalents, end of period	$1,181	$—	$8,728	$531	$10,440

(1)	The parent and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes.

INDEX TO EXHIBITS

Exhibit Number	Description
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

Exhibit Number	Description
3.11
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of August 6, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

3.12
Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 27, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 3, 2014)

4.1
First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on October 7, 2011)

4.2
Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and among the Partnership and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on November 4, 2011)

4.3
Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 9, 2012)

4.4
Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5
Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6
Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7
Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8
Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Holdings LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9
Amendment No. 8 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 17, 2015, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.10*	Amendment No. 9 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 25, 2016, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC

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

Exhibit Number	Description
4.13
Amendment No. 2 to Note Purchase Agreement, dated as of May 8, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 9, 2013)

4.14
Amendment No. 3 to Note Purchase Agreement, dated September 30, 2013, among NGL Energy Partners LP and the holders of NGL’s 6.65% senior secured notes due 2022 signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2013)

4.15
Amendment No. 4 to Note Purchase Agreement, dated as of November 5, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 8, 2013)

4.16
Amendment No. 5 to Note Purchase Agreement, dated as of December 23, 2013, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 30, 2013)

4.17
Amendment No. 6 to Note Purchase Agreement, dated as of June 30, 2014, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 3, 2014)

4.18
Amendment No. 7 to Note Purchase Agreement, dated as of December 19, 2014 and effective as of December 26, 2014, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 2, 2015)

4.19
Amendment No. 8 to Note Purchase Agreement, dated as of May 1, 2015, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.20
Amendment No. 9 to Note Purchase Agreement, dated as of December 23, 2015, among the Partnership and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016)

4.21*	Amendment No. 10 to Note Purchase Agreement, dated as of February 9, 2016, among the Partnership and the purchasers named therein

4.22
Indenture, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.23	Forms of 6.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.24
First Supplemental Indenture, dated as of December 2, 2013, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2014 filed with the SEC on May 30, 2014)

4.25
Second Supplemental Indenture, dated as of April 22, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2014 filed with the SEC on May 30, 2014)

4.26
Third Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014)

4.27
Fourth Supplemental Indenture, dated as of December 1, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.25 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.28
Fifth Supplemental Indenture, dated as of February 17, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.26 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

Exhibit Number	Description
4.29
Sixth Supplemental Indenture, dated as of August 21, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015)

4.30
Registration Rights Agreement, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBC Capital Markets, LLC as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.31
Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

4.32
Indenture, dated as of July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.33
Forms of 5.125% Senior Notes due 2019 (incorporated by reference and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.34
Registration Rights Agreement, dated July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBS Securities Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.35
First Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014)

4.36
Second Supplemental Indenture, dated as of December 1, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.32 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.37
Third Supplemental Indenture, dated as of February 17, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.33 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.38
Fourth Supplemental Indenture, dated as of August 21, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015)

10.1
Credit Agreement, dated as of June 19, 2012, among NGL Energy Partners LP, the NGL subsidiary borrowers, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

10.2
Facility Increase Agreement, dated as of November 1, 2012, among NGL Energy Operating LLC, NGL Energy Partners LP, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 7, 2012)

10.3
Amendment No. 1 to Credit Agreement, dated as of January 15, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 18, 2013)

10.4
Amendment No. 2 to Credit Agreement, dated as of May 8, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No 001-35172) filed on May 9, 2013)

Exhibit Number	Description
10.5
Amendment No. 3 to Credit Agreement, dated September 30, 2013, among NGL Energy Partners LP, NGL Energy Operating LLC, each subsidiary of NGL identified as a “Borrower” therein, Deutsche Bank AG, New York Branch, as technical agent, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent and each financial institution identified as a “Lender” or “Issuing Bank” therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2013)

10.6
Amendment No. 4 to Credit Agreement, dated as of November 5, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 8, 2013)

10.7
Amendment No. 5 to Credit Agreement, dated as of December 23, 2013, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank and Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 30, 2013)

10.8
Facility Increase Agreement, dated as of December 30, 2013, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 3, 2014)

10.9
Amendment No. 6 to Credit Agreement, dated as of June 12, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 16, 2014)

10.10
Amendment No. 7 to Credit Agreement, dated as of June 27, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 3, 2014)

10.11
Facility Increase Agreement, dated December 1, 2014, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 1, 2014)

10.12
Amendment No. 8 to Credit Agreement, dated as of December 19, 2014 and effective as of December 26, 2014, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on January 2, 2015)

10.13
Amendment No. 9 to Credit Agreement, dated as of May 1, 2015, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

10.14
Amendment No. 10 to Credit Agreement, dated as of July 31, 2015, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 4, 2015)

10.15
Facility Increase Agreement, dated October 7, 2015, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016)

10.16
Amendment No. 11 to Credit Agreement, dated as of December 23, 2015, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016)

10.17*
Amendment No. 12 to Credit Agreement, dated as of February 9, 2016, among NGL Energy Operating LLC, the Partnership, the subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas and the other financial institutions party thereto

Exhibit Number	Description
10.18
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.19+
Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed on April 15, 2011)

10.20+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on May 17, 2011)

10.21+
Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

10.22	NGL Performance Unit Program (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

12.1*	Computation of ratios of earnings to fixed charges

21.1*	List of Subsidiaries of NGL Energy Partners LP

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended March 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015, and 2014, and (vi) Notes to Consolidated Financial Statements.

+	Management contracts or compensatory plans or arrangements.