Form 10-Q
period 2016-06-30
NGL Energy Partners LP
filed 2016-08-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

At August 1, 2016, there were 105,501,564 common units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks described under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

PART I

Item 1.    Financial Statements (Unaudited)
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, except unit amounts)

	June 30, 2016	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,878	$28,176
Accounts receivable-trade, net of allowance for doubtful accounts of $6,662 and $6,928, respectively	607,973	521,014
Accounts receivable-affiliates	3,752	15,625
Inventories	522,535	367,806
Prepaid expenses and other current assets	123,959	95,859
Total current assets	1,269,097	1,028,480

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $292,847 and $266,491, respectively	1,733,393	1,649,572
GOODWILL	1,448,263	1,315,362
INTANGIBLE ASSETS, net of accumulated amortization of $333,283 and $316,878, respectively	1,173,547	1,148,890
INVESTMENTS IN UNCONSOLIDATED ENTITIES	192,766	219,550
LOAN RECEIVABLE-AFFILIATE	1,000	22,262
OTHER NONCURRENT ASSETS	184,716	176,039
Total assets	$6,002,782	$5,560,155

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$528,085	$420,306
Accounts payable-affiliates	8,469	7,193
Accrued expenses and other payables	256,877	214,426
Advance payments received from customers	68,253	56,185
Current maturities of long-term debt	7,961	7,907
Total current liabilities	869,645	706,017

LONG-TERM DEBT, net of debt issuance costs of $14,188 and $15,500, respectively, and current maturities	2,866,850	2,912,837
OTHER NONCURRENT LIABILITIES	199,033	247,236

COMMITMENTS AND CONTINGENCIES (NOTE 10)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 19,942,169 and 0 preferred units issued and outstanding, respectively	56,685	—

EQUITY:
General partner, representing a 0.1% interest, 104,274 and 104,274 notional units, respectively	(50,678)	(50,811)
Limited partners, representing a 99.9% interest, 104,169,573 and 104,169,573 common units issued and outstanding, respectively	2,023,714	1,707,326
Accumulated other comprehensive loss	(309)	(157)
Noncontrolling interests	37,842	37,707
Total equity	2,010,569	1,694,065
Total liabilities, convertible preferred units and equity	$6,002,782	$5,560,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(U.S. Dollars in Thousands, except unit and per unit amounts)

		As Restated
	Three Months Ended June 30,
	2016	2015
REVENUES:
Crude oil logistics	$425,951	$1,327,784
Water solutions	35,753	54,293
Liquids	205,049	248,985
Retail propane	60,387	64,447
Refined products and renewables	1,994,563	1,842,960
Other	267	—
Total Revenues	2,721,970	3,538,469
COST OF SALES:
Crude oil logistics	405,230	1,291,992
Water solutions	5,201	3,607
Liquids	190,992	232,276
Retail propane	24,820	29,564
Refined products and renewables	1,940,087	1,765,112
Other	110	—
Total Cost of Sales	2,566,440	3,322,551
OPERATING COSTS AND EXPENSES:
Operating	75,172	105,590
General and administrative	41,871	62,481
Depreciation and amortization	48,906	59,831
(Gain) loss on disposal or impairment of assets, net	(204,319)	421
Revaluation of liabilities	—	(11,195)
Operating Income (Loss)	193,900	(1,210)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	394	8,718
Revaluation of investments	(14,365)	—
Interest expense	(30,438)	(30,802)
Gain on early extinguishment of liabilities	29,952	—
Other income (expense), net	3,772	(1,175)
Income (Loss) Before Income Taxes	183,215	(24,469)
INCOME TAX EXPENSE	(462)	(538)
Net Income (Loss)	182,753	(25,007)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,833)	(4,350)
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	176,920	(29,357)
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS	(3,384)	—
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER	(203)	(15,374)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS	$173,333	$(44,731)
BASIC INCOME (LOSS) PER COMMON UNIT	$1.66	$(0.43)
DILUTED INCOME (LOSS) PER COMMON UNIT	$1.38	$(0.43)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	104,169,573	103,888,281
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,453,733	103,888,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(U.S. Dollars in Thousands)

		As Restated
	Three Months Ended June 30,
	2016	2015
Net income (loss)	$182,753	$(25,007)
Other comprehensive loss	(152)	(8)
Comprehensive income (loss)	$182,601	$(25,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2016
(U.S. Dollars in Thousands, except unit amounts)

		Limited Partners		Accumulated Other
	General Partner	Common Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2016	$(50,811)	104,169,573	$1,707,326	$(157)	$37,707	$1,694,065
Distributions	(70)	—	(40,626)	—	(1,355)	(42,051)
Contributions	—	—	(501)	—	830	329
Purchase of additional interest in water pipeline company (Note 15)	—	—	2,356	—	(5,173)	(2,817)
Allocation of value to beneficial conversion feature of Class A convertible preferred units	—	—	131,534	—	—	131,534
Issuance of warrants	—	—	48,550	—	—	48,550
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(1,589)	—	—	(1,589)
Net income	203	—	176,717	—	5,833	182,753
Other comprehensive loss	—	—	—	(152)	—	(152)
Other	—	—	(53)	—	—	(53)
BALANCES AT JUNE 30, 2016	$(50,678)	104,169,573	$2,023,714	$(309)	$37,842	$2,010,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

		As Restated
	Three Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$182,753	$(25,007)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	53,090	63,814
Gain on early extinguishment of liabilities	(29,952)	—
Non-cash equity-based compensation expense	22,337	36,294
(Gain) loss on disposal or impairment of assets, net	(204,319)	421
Revaluation of liabilities	—	(11,195)
Provision for doubtful accounts	12	1,060
Net commodity derivative loss	59,700	41,243
Equity in earnings of unconsolidated entities	(394)	(8,718)
Distributions of earnings from unconsolidated entities	177	6,163
Revaluation of investments	14,365	—
Other	(152)	(8)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade	(87,276)	119,675
Accounts receivable-affiliates	11,873	(1,542)
Inventories	(154,625)	(47,017)
Prepaid expenses and other assets	(57,692)	(25,432)
Accounts payable-trade	107,568	(78,115)
Accounts payable-affiliates	1,276	(202)
Accrued expenses and other liabilities	490	(1,610)
Advance payments received from customers	9,347	12,005
Net cash (used in) provided by operating activities	(71,422)	81,829
INVESTING ACTIVITIES:
Purchases of long-lived assets	(99,771)	(122,110)
Purchases of pipeline capacity allocations	(40,408)	—
Acquisitions of businesses, including acquired working capital, net of cash acquired	(14,458)	(63,898)
Cash flows from commodity derivatives	(21,535)	(21,693)
Proceeds from sales of assets	438	1,931
Proceeds from sale of TLP common units	112,370	—
Investments in unconsolidated entities	—	(2,149)
Distributions of capital from unconsolidated entities	2,941	3,156
Loan for natural gas liquids facility	—	(3,913)
Payments on loan for natural gas liquids facility	2,130	1,600
Loan to affiliate	(1,000)	(15,621)
Payments on loan to affiliate	655	—
Payment to terminate development agreement	(16,875)	—
Net cash used in investing activities	(75,513)	(222,697)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	433,500	721,200
Payments on revolving credit facilities	(454,500)	(498,200)
Repurchases of senior notes	(15,129)	—
Payments on other long-term debt	(2,102)	(1,629)
Debt issuance costs	(45)	(6)
Contributions from general partner	—	11
Contributions from limited partners	(501)	—
Contributions from noncontrolling interest owners	830	3,947
Distributions to partners	(40,696)	(73,097)
Distributions to noncontrolling interest owners	(1,355)	(9,057)
Proceeds from sale of convertible preferred units and warrants, net of offering costs	235,180	—
Payments for the early extinguishment of liabilities	(25,492)	—
Other	(53)	(98)
Net cash provided by financing activities	129,637	143,071
Net (decrease) increase in cash and cash equivalents	(17,298)	2,203
Cash and cash equivalents, beginning of period	28,176	41,303
Cash and cash equivalents, end of period	$10,878	$43,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2016, our operations include:

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

•
Our liquids segment, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling and storage services through its 18 owned terminals throughout the United States, its salt dome storage facility in Utah, and its leased storage and railcar transportation services through its fleet of leased railcars.

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

Recent Developments

On February 1, 2016, we completed the sale of our general partner interest in TransMontaigne Partners L.P. (“TLP”) to an affiliate of ArcLight Capital Partners (“ArcLight”). As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. See Note 2 for a discussion of the sale. As TLP was previously a consolidated entity, our condensed consolidated statement of operations for the three months ended June 30, 2015 included three months of TLP’s operations and income attributable to the noncontrolling interests of TLP. On April 1, 2016, we sold all of the TLP common units we owned to ArcLight. See Note 2 for a discussion of the sale.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our controlled subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. Investments we cannot control, but can exercise significant influence over, are accounted for using the equity method of accounting. We also own an undivided interest in a crude oil pipeline. We have included our proportionate share of assets, liabilities, and expenses related to this pipeline in our consolidated financial statements.

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

sheet at March 31, 2016 is derived from our audited consolidated financial statements for the fiscal year ended March 31, 2016 included in our Annual Report on Form 10-K (“Annual Report”).

As previously reported, subsequent to the issuance of certain previously issued financial statements, in the fourth quarter of fiscal year 2016, we determined that there were errors in those financial statements from not recording certain contingent consideration liabilities related to royalty agreements assumed as part of acquisitions in our water solutions segment. The effect of the error was material to the financial statements for each of the first three fiscal quarters of 2016, so those quarters have been restated for the effects of the error correction. We have restated our previously issued condensed consolidated statement of operations, condensed consolidated statement of comprehensive loss and condensed consolidated statement of cash flows for the three months ended June 30, 2015. See Note 17 in our Annual Report for a summary of the impact of the error correction for the three months ended June 30, 2015.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2017.

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
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

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

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our condensed consolidated balance sheets except for certain contracts that qualify for the normal purchase and normal sale election. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs.

We have not designated any financial instruments as hedges for accounting purposes. All changes in the fair value of our commodity derivative instruments that do not qualify as normal purchases and normal sales (whether cash transactions or non-cash mark-to-market adjustments) are reported within cost of sales in our condensed consolidated statements of operations, regardless of whether the contract is physically or financially settled.

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions.

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

Revenues during the three months ended June 30, 2016 and 2015 include $1.2 million and $1.5 million, respectively, associated with the amortization of a liability recorded in the acquisition accounting for an acquired business related to certain out-of-market revenue contracts.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Interest paid, exclusive of debt issuance costs and letter of credit fees	$29,187	$31,172
Income taxes paid (net of income tax refunds)	$1,684	$4,083

Cash flows from settlements of commodity derivative instruments are included in investing activities in our condensed consolidated statements of cash flows, and adjustments to the fair value of commodity derivative instruments are included in operating activities in our condensed consolidated statements of cash flows.

Inventories

We value our inventories at the lower of cost or market, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage. Market is determined based on estimated replacement cost using prices at the end of the reporting period. In performing this analysis, we consider fixed-price forward commitments and the opportunity to transfer propane inventory from our wholesale liquids business to our retail propane business to sell the inventory in retail markets. At March 31, 2016, our inventory values were reduced by $13.3 million of lower of cost or market adjustments.

Inventories consist of the following at the dates indicated:

	June 30, 2016	March 31, 2016
	(in thousands)
Crude oil	$77,201	$84,030
Natural gas liquids:
Propane	57,379	28,639
Butane	27,946	8,461
Other	5,733	6,011
Refined products:
Gasoline	159,585	80,569
Diesel	145,760	99,398
Renewables	40,008	52,458
Other	8,923	8,240
Total	$522,535	$367,806

Investments in Unconsolidated Entities

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

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight for approximately $112.4 million in cash and recorded a gain on disposal of $104.1 million during the three months ended June 30, 2016.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	Date Acquired or Formed	June 30, 2016	March 31, 2016
				(in thousands)
Glass Mountain (1)	Crude oil logistics	50.0%	December 2013	$176,653	$179,594
TLP (2)	Refined products and renewables	0%	July 2014	—	8,301
Water supply company (3)	Water solutions	100.0%	June 2014	—	15,875
Water treatment and disposal facility	Water solutions	50.0%	August 2015	2,238	2,238
Ethanol production facility	Refined products and renewables	19.0%	December 2013	13,130	12,570
Retail propane company	Retail propane	50.0%	April 2015	745	972
Total				$192,766	$219,550

(1)
When we acquired Gavilon, LLC, (“Gavilon Energy”), we recorded the investment in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline in Oklahoma, at fair value. Our investment in Glass Mountain exceeds our proportionate share of the historical net book value of Glass Mountain’s net assets by $74.1 million at June 30, 2016. This difference relates primarily to goodwill and customer relationships.

(2)	On April 1, 2016, we sold all of the TLP common units we owned.

(3)
On June 3, 2016, we acquired the remaining 65% ownership interest in the water supply company, and as a result, the water supply company is now consolidated in our condensed consolidated financial statements (see Note 4).

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2016	March 31, 2016
	(in thousands)
Loan receivable (1)	$47,428	$49,827
Tank bottoms (2)	42,044	42,044
Linefill (3)	35,060	35,060
Other	60,184	49,108
Total	$184,716	$176,039

(1)	Represents a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At June 30, 2016 and March 31, 2016, tank bottoms held in third party terminals consisted of 366,212 barrels and 366,212 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

(3)
Represents minimum volumes of crude oil we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2016 and March 31, 2016, linefill consisted of 487,104 barrels and 487,104 barrels of crude oil, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2016	March 31, 2016
	(in thousands)
Accrued compensation and benefits	$67,548	$40,517
Excise and other tax liabilities	51,951	59,455
Derivative liabilities	47,957	28,612
Accrued interest	18,668	20,543
Product exchange liabilities	10,972	5,843
Deferred gain on sale of general partner interest in TLP	30,113	30,113
Other	29,668	29,343
Total	$256,877	$214,426

Sale of General Partner Interest in TLP

As previously reported, on February 1, 2016, we completed the sale of our general partner interest in TLP to ArcLight and deferred a portion of the gain on the sale and will recognize this amount over our future lease payment obligations, which is approximately seven years. During the three months ended June 30, 2016, we recognized $7.5 million of the deferred gain in our condensed consolidated statement of operations. Within our condensed consolidated balance sheet, the current portion of the deferred gain, $30.1 million, is recorded in accrued expenses and other payables and the long-term portion, $161.9 million, is recorded in other noncurrent liabilities.

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

Also, as described in Note 4, we made certain adjustments during the three months ended June 30, 2016 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the year ended March 31, 2016.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting Adjustments for Measurement-Period Adjustments.” The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU is effective for the Partnership beginning April 1, 2016, and requires a prospective method of adoption.

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of equity, net income, or cash flows.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

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

Note 3—Income (Loss) Per Common Unit

Our income (loss) per common unit is as follows for the periods indicated:

		As Restated
	Three Months Ended June 30,
	2016	2015
	(in thousands, except unit and per unit amounts)
Net income (loss)	$182,753	$(25,007)
Less: Net income attributable to noncontrolling interests	(5,833)	(4,350)
Net income (loss) attributable to NGL Energy Partners LP	176,920	(29,357)
Less: Distributions to preferred unitholders	(3,384)	—
Less: Net income allocated to general partner (1)	(203)	(15,374)
Net income (loss) allocated to common unitholders	173,333	(44,731)
Effect of dilutive securities	3,381	—
Net income (loss) attributable to common unitholders (diluted)	$176,714	$(44,731)
Basic income (loss) per common unit	$1.66	$(0.43)
Diluted income (loss) per common unit	$1.38	$(0.43)
Basic weighted average common units outstanding	104,169,573	103,888,281
Diluted weighted average common units outstanding	128,453,733	103,888,281

(1)	Net income allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights, which are described in Note 11.

The diluted weighted average common units outstanding for the three months ended June 30, 2016 included 4,341,991 warrants and 19,942,169 preferred units (as described in Note 11) that were considered dilutive for the period. For the three months ended June 30, 2016 and 2015, the restricted units were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Note 4—Acquisitions

Year Ending March 31, 2017

Water Pipeline Company

As discussed below, on January 7, 2016, we acquired a 57.125% interest in an existing produced water pipeline company operating in the Delaware Basin portion of West Texas. On June 3, 2016, we acquired an additional 24.5% interest in this water pipeline company as part of the purchase and sale agreement discussed in Note 15. As we control this entity (and will continue to retain our controlling financial interest), the acquisition of the additional interest is accounted for as an equity transaction, no gain or loss will be recorded and the carrying value of the noncontrolling interest will be adjusted to reflect the change in ownership interest of the subsidiary. As of the date of the transaction, the 24.5% interest had a carrying value of $5.2 million.

Water Supply Company

On June 3, 2016, we acquired the remaining 65% ownership interest in a water supply company (see Note 2). In exchange for this additional interest, we paid $1.0 million of cash and assumed an outstanding note payable, which relates to money this entity previously borrowed from us. Prior to the completion of this transaction we accounted for the 35% previously held ownership interest of this water supply company using the equity method of accounting (see Note 2). As we now own a controlling interest in this entity, we revalued our previously held 35% ownership interest to fair value of $0.8 million and recorded a loss of $14.9 million, which is recorded within revaluation of investments in our condensed consolidated statement of operations. As the amount paid (cash plus the fair value of our previous ownership interest) was less than the fair value of the assets acquired and liabilities assumed, we recorded a gain on bargain purchase of $0.6 million within revaluation of investments in our condensed consolidated statement of operations.

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at June 30, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending June 30, 2017. The following table summarizes the preliminary estimates of the fair values of the assets acquired (and useful lives) and liabilities assumed (in thousands):

Cash and cash equivalents	$800
Accounts receivable-trade	721
Prepaid expenses and other current assets	192
Property, plant and equipment:
Buildings and leasehold improvements (7-30 years)	8,786
Land	88
Intangible asset:
Water rights (indefinite life)	14,472
Accounts payable-trade	(33)
Accrued expenses and other payables	(50)
Advance payments received from customers	(2,682)
Notes payable-intercompany	(19,900)
Fair value of net assets acquired	$2,394

Water Solutions Facility

We were party to a development agreement that required us to purchase water solutions facilities developed by the other party to the agreement. During the three months ended June 30, 2016, we purchased a water treatment and disposal facility under this development agreement and paid $9.0 million of cash. In addition, we have recorded contingent consideration liabilities within accrued expenses and other payables and other noncurrent liabilities related to future royalty payments due to the sellers of this facility. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per disposal barrel and percentage of oil revenues, multiplied by the expected disposal volumes and oil

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

revenue for the expected useful life of the facility and disposal well. This amount was then discounted to present value using our weighted average cost of capital plus a premium representative of the uncertainty associated with the expected disposal volumes and oil revenue. As of the acquisition date, we recorded a contingent liability of $2.6 million.

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed for this water treatment and disposal facility, and as a result, the estimates of fair value at June 30, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending June 30, 2017. The following table summarizes the preliminary estimates of the fair values of the assets acquired (and useful lives) and liabilities assumed (in thousands):

Property, plant and equipment:
Water treatment facilities and equipment (3-30 years)	$2,325
Buildings and leasehold improvements (7-30 years)	1,073
Land	415
Other (5 years)	8
Goodwill	8,803
Accrued expenses and other payables	(1,280)
Other noncurrent liabilities	(2,344)
Fair value of net assets acquired	$9,000

For the water solutions facility acquisition during the three months ended June 30, 2016, goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to expand the number of our disposal sites in an oilfield production basin currently serviced by us, thereby enhancing our competitive position as a provider of disposal services in this oilfield production basin. We estimate that all of the goodwill will be deductible for federal income tax purposes.

Retail Propane Business

During the three months ended June 30, 2016, we acquired a retail propane business and paid $1.4 million of cash in exchange for these assets and operations. The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at June 30, 2016 are subject to change.

Year Ended March 31, 2016

Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the value of the assets acquired and liabilities assumed in a business combination.

Water Pipeline Company

During the three months ended June 30, 2016, we finalized the purchase price accounting for the 57.125% interest acquired in a water pipeline company on January 7, 2016. During the current period, we recorded an adjustment to reclassify approximately $1.1 million from property, plant and equipment to intangible assets, in order to present the fair value of the acquired rights-of-way as an indefinite-lived asset, which is consistent with our historical accounting policies. There have been no other adjustments to the fair value of assets acquired and liabilities assumed which were disclosed in our Annual Report.

Delaware Basin Water Solutions Facilities

During the three months ended June 30, 2016, we finalized the purchase price accounting for the four saltwater disposal facilities and a 50% interest in an additional saltwater disposal facility in the Delaware Basin of the Permian Basin in Texas we acquired on August 24, 2015. There have been no adjustments to the fair value of assets acquired and liabilities assumed which were disclosed in our Annual Report.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Water Solutions Facilities

During the three months ended June 30, 2016, we finalized the purchase price accounting for nine water facilities developed under the development agreement. During the current period, we received additional information and recorded an adjustment of $0.7 million to property, plant and equipment to recognize the fair value of additional assets that we acquired. This adjustment also reduced goodwill by the same amount. In addition, we paid $1.0 million in cash to the seller during the current period, for consideration that was held back at the acquisition date, which we recorded as a liability to accrued expenses and other payables.

Retail Propane Businesses

During the three months ended June 30, 2016, we finalized the purchase price accounting for four retail propane businesses we acquired during the year ended March 31, 2016. There have been no adjustments to the fair value of assets acquired and liabilities assumed which were disclosed in our Annual Report.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives	June 30, 2016	March 31, 2016
		(in thousands)
Natural gas liquids terminal and storage assets	2–30 years	$169,751	$169,758
Refined products terminal assets and equipment	20 years	6,844	6,844
Retail propane equipment	2–30 years	203,409	201,312
Vehicles and railcars	3–25 years	187,392	185,547
Water treatment facilities and equipment	3–30 years	522,037	508,239
Crude oil tanks and related equipment	2–40 years	139,192	137,894
Barges and towboats	5–40 years	85,320	86,731
Information technology equipment	3–7 years	42,409	38,653
Buildings and leasehold improvements	3–40 years	121,689	118,885
Land		48,531	47,114
Tank bottoms		20,319	20,355
Other	3–30 years	55,450	11,699
Construction in progress		423,897	383,032
		2,026,240	1,916,063
Accumulated depreciation		(292,847)	(266,491)
Net property, plant and equipment		$1,733,393	$1,649,572

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Depreciation expense	$27,654	$35,794
Capitalized interest expense	3,735	141

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. The following table summarizes the tank bottoms included in the table above at the dates indicated:

	June 30, 2016		March 31, 2016
Product	Volume (in barrels) (in thousands)	Value (in thousands)	Volume (in barrels) (in thousands)	Value (in thousands)
Crude oil	231	$19,348	231	$19,348
Other	24	971	24	1,007
Total		$20,319		$20,355

Loss on Disposal of Assets

During the three months ended June 30, 2016, in our crude oil logistics segment, we retired a barge and recorded a loss of $0.9 million and recorded a loss on sale of $0.5 million related to pipe we no longer expect to use in the originally-planned Grand Mesa Pipeline. Both losses are reported within (gain) loss on disposal or impairment of assets, net in our condensed consolidated statement of operations.

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the three months ended June 30, 2016:

	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2016	$579,846	$290,915	$266,046	$127,428	$51,127	$1,315,362
Revisions to acquisition accounting (Note 4)	—	(724)	—	—	—	(724)
Acquisitions (Note 4)	—	8,803	—	160	—	8,963
Adjustment to initial impairment estimate	—	124,662	—	—	—	124,662
Balances at June 30, 2016	$579,846	$423,656	$266,046	$127,588	$51,127	$1,448,263

Goodwill Adjustment to Initial Impairment Estimate

During the three months ended March 31, 2016, we recorded a preliminary goodwill impairment charge of $380.2 million. During the three months ended June 30, 2016, we finalized our goodwill impairment analysis, with the assistance of a third party valuation firm. As a result of finalizing our analysis, we determined that we needed to reverse $124.7 million of the previously recorded goodwill impairment recorded during the three months ended March 31, 2016. We recorded the reversal within (gain) loss on disposal or impairment of assets, net in our condensed consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		June 30, 2016		March 31, 2016
Description	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Amortizable:
Customer relationships	3–20 years	$852,518	$253,834	$852,118	$233,838
Pipeline capacity rights	30 years	160,044	7,613	119,636	6,559
Water facility development agreement	5 years	—	—	14,000	7,700
Executory contracts and other agreements	2–30 years	25,062	21,633	23,920	21,075
Non-compete agreements	2–32 years	24,269	13,913	20,903	13,564
Trade names	1–10 years	15,439	12,457	15,439	12,034
Debt issuance costs (1)	3 years	39,954	23,833	39,942	22,108
Total amortizable		1,117,286	333,283	1,085,958	316,878
Non-amortizable:
Customer commitments		310,000	—	310,000	—
Rights-of-way and easements		47,652	—	47,190	—
Water rights		14,472	—	—	—
Trade names		17,420	—	22,620	—
Total non-amortizable		389,544	—	379,810	—
Total		$1,506,830	$333,283	$1,465,768	$316,878

(1)	Includes debt issuance costs related to revolving credit facilities. Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

The weighted-average remaining amortization period for intangible assets is approximately 8.2 years.

Write off of Intangible Assets

As a result of terminating the development agreement in the Water Solutions segment (see Note 15), we incurred a loss of $5.8 million to write off the water facility development agreement. During the three months ended June 30, 2016, we wrote-off $5.2 million related to the value of an indefinite-lived trade name intangible asset in conjunction with finalizing our goodwill impairment analysis (see Note 6). Both losses are reported within (gain) loss on disposal or impairment of assets, net in our condensed consolidated statement of operations.

Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2016	2015
	(in thousands)
Depreciation and amortization	$21,252	$24,037
Cost of sales	1,596	1,701
Interest expense	1,725	1,484
Total	$24,573	$27,222

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Expected amortization of our intangible assets, exclusive of assets that are not yet amortizable, is as follows (in thousands):

Year Ending March 31,
2017 (nine months)	$73,529
2018	94,375
2019	85,497
2020	79,363
2021	67,523
Thereafter	383,716
Total	$784,003

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2016			March 31, 2016
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$1,171,500	$—	$1,171,500	$1,229,500	$—	$1,229,500
Working capital borrowings	655,500	—	655,500	618,500	—	618,500
5.125% Notes due 2019	383,467	(4,214)	379,253	388,467	(4,681)	383,786
6.875% Notes due 2021	369,063	(6,802)	362,261	388,289	(7,545)	380,744
6.650% Notes due 2022	250,000	(3,039)	246,961	250,000	(3,166)	246,834
Other long-term debt	59,469	(133)	59,336	61,488	(108)	61,380
	2,888,999	(14,188)	2,874,811	2,936,244	(15,500)	2,920,744
Less: Current maturities	7,961	—	7,961	7,907	—	7,907
Long-term debt	$2,881,038	$(14,188)	$2,866,850	$2,928,337	$(15,500)	$2,912,837

(1)	Debt issuance costs related to the revolving credit facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to our notes due in 2019, 2021 and 2022 and other long-term debt was $0.9 million and $0.8 million during the three months ended June 30, 2016 and 2015, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Year Ending March 31,
2017 (nine months)	$2,458
2018	3,204
2019	3,201
2020	2,211
2021	1,803
Thereafter	1,311
Total	$14,188

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Credit Agreement

We have entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At June 30, 2016, our Revolving Credit Facility had a total capacity of $2.484 billion. Our Revolving Credit Facility has an “accordion” feature that allows us to increase the capacity by $150 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments.

The Expansion Capital Facility had a total capacity of $1.446 billion for cash borrowings at June 30, 2016. At that date, we had outstanding borrowings of $1.172 billion on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.038 billion for cash borrowings and letters of credit at June 30, 2016. At that date, we had outstanding borrowings of $655.5 million and outstanding letters of credit of $71.6 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our condensed consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate plus a margin of 0.50% to 1.50% per year or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per year. The applicable margin is determined based on our consolidated leverage ratio (as defined in the Credit Agreement). At June 30, 2016, the borrowings under the Credit Agreement were LIBOR borrowings with an interest rate at June 30, 2016 of 2.73%, calculated as the LIBOR rate of 0.48% plus a margin of 2.25%. At June 30, 2016, the interest rate in effect on letters of credit was 2.50%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused capacity.

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement also specifies that our leverage ratio cannot be more than 4.50 to 1 and that interest coverage ratio cannot be less than 2.75 to 1 at any quarter end. At June 30, 2016, our leverage ratio was approximately 4.0 to 1 and our interest coverage ratio was approximately 4.7 to 1.

At June 30, 2016, we were in compliance with the covenants under the Credit Agreement.

2019 Notes

On July 9, 2014, we issued $400.0 million of 5.125% Senior Notes Due 2019 (the “2019 Notes”). During the three months ended June 30, 2016, we repurchased $5.0 million of our 2019 Notes for an aggregate purchase price of $3.1 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2019 Notes of $1.8 million (net of the write off of debt issuance costs of $0.1 million).

The 2019 Notes mature on July 15, 2019. Interest is payable on January 15 and July 15 of each year. We have the right to redeem the 2019 Notes before the maturity date, although we would be required to pay a premium for early redemption.

At June 30, 2016, we were in compliance with the covenants under the indenture governing the 2019 Notes.

2021 Notes

On October 16, 2013, we issued $450.0 million of 6.875% Senior Notes Due 2021 (the “2021 Notes”). During the three months ended June 30, 2016, we repurchased $19.2 million of our 2021 Notes for an aggregate purchase price of $12.0 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2021 Notes of $6.8 million (net of the write off of debt issuance costs of $0.4 million).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

The 2021 Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year. We have the right to redeem the 2021 Notes before the maturity date, although we would be required to pay a premium for early redemption.

At June 30, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes.

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

At June 30, 2016, we were in compliance with the covenants under the Note Purchase Agreement.

Other Long-Term Debt

We have executed various noninterest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. We also have certain notes payable related to equipment financing. These instruments have a combined principal balance of $59.5 million at June 30, 2016, and the interest rates on these instruments range from 1.17% to 7.08% per year.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2016:

Year Ending March 31,	Revolving Credit Facility	2019 Notes	2021 Notes	2022 Notes	Other Long-Term Debt	Total
	(in thousands)
2017 (nine months)	$—	$—	$—	$—	$5,786	$5,786
2018	—	—	—	25,000	7,177	32,177
2019	1,827,000	—	—	50,000	6,076	1,883,076
2020	—	383,467	—	50,000	5,644	439,111
2021	—	—	—	50,000	34,687	84,687
Thereafter	—	—	369,063	75,000	99	444,162
Total	$1,827,000	$383,467	$369,063	$250,000	$59,469	$2,888,999

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

We have certain taxable corporate subsidiaries in the United States and in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2012 to 2015 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

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

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in our condensed consolidated financial statements at June 30, 2016 or March 31, 2016.

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

Environmental Matters

Our condensed consolidated balance sheet at June 30, 2016 includes a liability, measured on an undiscounted basis, of $2.3 million related to environmental matters, which is reported within accrued expenses and other payables. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

The U.S. Environmental Protection Agency (“EPA”) has informed NGL Crude Logistics, LLC (“NGL Crude”; formerly known as Gavilon Energy prior to its acquisition by us in December 2013) of alleged violations in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations. The EPA’s allegations relate to transactions between Gavilon Energy and one of its suppliers and the generation of biodiesel renewable identification numbers sold by such supplier to Gavilon Energy in 2011. We have vigorously denied the allegations. In an effort to resolve this matter, the parties previously commenced settlement negotiations, which are ongoing.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. Our liability for asset retirement obligations is discounted to present value. To calculate the liability, we make estimates and assumptions about the retirement cost and the timing of retirement. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events. The following table is a rollforward of our asset retirement obligation, which is reported within other noncurrent liabilities in our condensed consolidated balance sheets (in thousands):

Balance at March 31, 2016	$5,574
Liabilities incurred	24
Accretion expense	109
Balance at June 30, 2016	$5,707

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

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at June 30, 2016 (in thousands):

Year Ending March 31,
2017 (nine months)	$68,995
2018	79,568
2019	60,043
2020	52,159
2021	47,001
Thereafter	77,649
Total	$385,415

Rental expense relating to operating leases was $29.9 million and $33.8 million during the three months ended June 30, 2016 and 2015, respectively.

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. The following table summarizes future minimum throughput payments under these agreements at June 30, 2016 (in thousands):

Year Ending March 31,
2017 (nine months)	$39,012
2018	52,082
2019	52,170
2020	42,418
Total	$185,682

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods. The following table summarizes such commitments at June 30, 2016:

	Volume	Value
	(in thousands)
Purchase commitments:
Natural gas liquids fixed-price (gallons)	40,157	$20,350
Natural gas liquids index-price (gallons)	813,911	437,390
Crude oil fixed-price (barrels)	1,789	87,326
Crude oil index-price (barrels)	17,196	747,494
Sale commitments:
Natural gas liquids fixed-price (gallons)	118,257	76,308
Natural gas liquids index-price (gallons)	438,941	322,701
Crude oil fixed-price (barrels)	2,739	133,550
Crude oil index-price (barrels)	18,011	880,595

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our condensed consolidated balance sheet and are not included in the table above. These contracts are included in the derivative disclosures in Note 12, and represent $38.5 million of our prepaid expenses and other current assets and $44.0 million of our accrued expenses and other payables at June 30, 2016.

Note 11—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner is not required to make any additional capital contributions or to guarantee or pay any of our debts and obligations.

Our Distributions

On July 22, 2016, we declared a distribution of $0.39 per common unit, to be paid on August 12, 2016 to unitholders of record on August 4, 2016. This distribution is expected to be $41.2 million, including amounts to be paid on common and general partner notional units as well as an incentive distribution.

Class A Convertible Preferred Units

On April 21, 2016, we entered into a private placement agreement to issue $200 million of 10.75% Class A Convertible Preferred Units (“Preferred Units”) to Oaktree Capital Management L.P. and their co-investors (“Oaktree”). On June 23, 2016, the private placement agreement was amended to increase the aggregate principal amount from $200 million to $240 million. On May 11, 2016, we received an initial $100 million (“initial closing date”) and Oaktree received 8,309,237 Preferred Units and on June 24, 2016 we received the remaining $140 million (“second closing date”) and Oaktree received 11,632,932 Preferred Units. In addition, Oaktree received 4,345,112 warrants (1,822,963 at the initial closing date and 2,522,149 at the second closing date) to purchase common units at an exercise price of $0.01 per common unit.

We will pay to the holders of the Preferred Units a cumulative, quarterly distribution in arrears at an annual rate of 10.75% on the Preferred Units then outstanding in cash, to the extent declared by the board of directors of our general partner. To the extent declared, such distributions will be paid for each such quarter within 45 days after each quarter end. On July 22,

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

2016, we declared a pro rata distribution for the three months ended June 30, 2016 of $1.8 million to be paid to the holders of the Preferred Units on August 12, 2016.

If the Preferred Unit quarterly distribution is not made in full in cash for any quarter, the Preferred Unit distribution rate will increase by one quarter of a percentage point (0.25%) per annum beginning with distributions for the first six-month period that a payment default is in effect, and will further increase by an additional one quarter of a percentage point (0.25%) beginning with distributions for the next six-month period during which a payment default remains in effect. The deficiency rate shall not exceed 11.25% per annum; as long as the default is occurring, the amount of accrued but unpaid Preferred Unit quarterly distributions shall increase at an annual rate of 10.75%, compounded quarterly, until paid in full.

The Preferred Units have no mandatory redemption date but are redeemable, at our election, any time after the first anniversary of the closing date. We have the right to redeem all of the outstanding Preferred Units at a price per Preferred Unit equal to the purchase price multiplied by the redemption multiple then in effect. The redemption multiple means (a) 140% for redemptions occurring on or after the first, but prior to the second anniversary of the closing date, (b) 115% for the redemptions occurring on or after the second, but prior to the third anniversary of the closing date, (c) 110% for redemptions occurring on or after the third, but prior to the eighth anniversary of the closing date and (d) 101% for redemptions occurring on or after the eighth anniversary of the closing date.

At any time after the third anniversary of the initial closing date, the Preferred Unit holders shall have the right to convert all of the outstanding Preferred Units at a price per Preferred Unit equal to the purchase price multiplied by the conversion multiple then in effect, which may be settled in units, cash or a combination, at our discretion. The conversion multiple means if our units are trading at or above $12.035 (“the initial conversion price”), the conversion price is not adjusted. However, if the conversion price is less than the initial conversion price, the conversion price will be reset to the greater of (i) the adjusted volume weighted average price of our common units for the fifteen trading days immediately preceding the third anniversary of the closing date or (ii) $5.00.

Upon a change of control of the Partnership, each Preferred Unit holder shall have the right, at its election, to either (i) elect to have its Preferred Units converted to common units; (ii) if we are the surviving entity of such change of control, it can elect to continue to hold its Preferred Units; or (iii) require us to redeem its Preferred Units in cash which equals (a) prior to the first anniversary of the closing date, 140% of the unit purchase price; (b) on or after the first but prior to the second anniversary of the closing date, 130% of the unit purchase price; (c) on or after the second anniversary of the closing date, 120% of the unit purchase price; and (d) thereafter, 101% of the unit purchase price. In each case, this amount will include any accrued but unpaid distributions at the redemption date.

Under the agreement, we are required to file within 180 days of the initial closing date a registration statement registering the resales of common units issued or to be issued upon conversion of the Preferred Units or exercise of the warrants and have the registration statement declared effective within 360 days after the closing date. We are required to continue to maintain the effectiveness of the registration statement until all securities have been sold. If the registration statement is not effective before the deadline, then the Preferred Unit holders shall be entitled to liquidated damages. The liquidated damages, which would accrue daily, are an amount equal to 0.25% of the multiplier for the first 60 day period following the effectiveness deadline plus an additional 0.25% of the multiplier for each subsequent 30 day period (i.e. 0.50% for 61-90 days, 0.75% for 91-120 days and 1.00% thereafter) up to a maximum of 1.00% of the liquidated damage multiplier per 30 day period, until the registration statement becomes effective or the Preferred Units are sold.

The warrants have an eight year term, after which unexercised warrants will expire. The holders of the warrants may convert one-third of the warrants from and after the first anniversary of the original issue date, another one-third of the warrants from and after the second anniversary of the original issue date and the final one-third may be converted from and after the third anniversary. Upon a change of control or in the event we exercise our redemption right with respect to the Preferred Units, all unvested warrants shall immediately vest and be exercisable in full.

We received net proceeds of $235.2 million (net of issuance costs of $4.8 million) in connection with the issuance of Preferred Units and warrants. We allocated these net proceeds, on a relative fair value basis, to the Preferred Units ($186.6 million), which includes the value of the beneficial conversion feature and warrants ($48.6 million). As described below, $131.5 million of the amount allocated to the Preferred Units is allocated to the intrinsic value of a beneficial conversion feature. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. Per the accounting guidance, we are required to allocate a portion of the proceeds allocated to the Preferred Units to the beneficial

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

conversion feature based on the intrinsic value of the beneficial conversion feature. The intrinsic value is calculated at the commitment date based on the difference between the fair value of the common units at the issuance date (number of common units issuable at conversion multiplied by the per share value of our common units at the issuance date) and the proceeds attributed to the Preferred Units. We will record the accretion attributed to the beneficial conversion feature as a deemed distribution using the effective interest method over the three year period prior to the effective dates of the holders’ conversion right. Accretion for the beneficial conversion feature was $1.6 million for the three months ended June 30, 2016.

As discussed above, the Preferred Units are not mandatorily redeemable but are redeemable upon a change of control, which was not certain to occur at the issuance of the Preferred Units. Due to the redemption being conditioned upon an event that is not certain to occur or that is not under our control, we are required to record the value allocated to the Preferred Units, excluding the value of the beneficial conversion feature, between liabilities and equity (mezzanine or temporary equity) within our condensed consolidated balance sheet. The value allocated to the warrants and the beneficial conversion feature were recorded as part of Limited Partners’ equity within our condensed consolidated balance sheet.

Amended and Restated Partnership Agreement

On June 22, 2016, NGL Energy Holdings LLC, the general partner, executed the Third Amended and Restated Agreement to the Limited Partnership. The preferences, rights, powers and duties of holders of the Preferred Units are defined in the amended and restated partnership agreement. The Preferred Units rank senior to the common units, with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless redeemed by the partnership or converted into common units at the election of the partnership or the Preferred Unit holders or in connection with a change of control.

Equity-Based Incentive Compensation

Our general partner has adopted a long-term incentive plan (“LTIP”), which allows for the issuance of equity-based compensation. Our general partner has granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients. The awards may also vest in the event of a change in control, at the discretion of the board of directors of our general partner. No distributions accrue to or are paid on the restricted units during the vesting period.

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

The following table summarizes the Service Award activity during the three months ended June 30, 2016:

Unvested Service Award units at March 31, 2016	2,297,132
Units granted	104,000
Units forfeited	(83,000)
Unvested Service Award units at June 30, 2016	2,318,132

The following table summarizes the scheduled vesting of our unvested Service Award units:

Year Ending March 31,
2017 (nine months)	1,375,991
2018	752,141
2019	158,000
Thereafter	32,000
Unvested Service Award units at June 30, 2016	2,318,132

We record the expense for the first tranche of each Service Award on a straight-line basis over the period beginning with the grant date of the awards and ending with the vesting date of the tranche. We record the expense for succeeding tranches

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

over the period beginning with the vesting date of the previous tranche and ending with the vesting date of the tranche. At each balance sheet date, we adjust the cumulative expense recorded using the estimated fair value of the awards at the balance sheet date. We calculate the fair value of the awards using the closing price of our common units on the New York Stock Exchange on the balance sheet date, adjusted to reflect the fact that the holders of the unvested units are not entitled to distributions during the vesting period. We estimate the impact of the lack of distribution rights during the vesting period using the value of the most recent distribution and assumptions that a market participant might make about future distributions. During the three months ended June 30, 2016 and 2015, we recorded compensation expense related to Service Award units of $20.9 million and $18.5 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at June 30, 2016 (in thousands), after taking into consideration estimated forfeitures of approximately 110,000 units. For purposes of this calculation, we used the closing price of our common units on June 30, 2016, which was $19.32.

Year Ending March 31,
2017 (nine months)	$10,096
2018	5,392
2019	1,406
Thereafter	169
Total	$17,063

The following table is a rollforward of the liability related to the Service Award units, which is reported within accrued expenses and other payables in our condensed consolidated balance sheets (in thousands):

Balance at March 31, 2016	$4,725
Expense recorded	20,877
Balance at June 30, 2016	$25,602

The weighted-average fair value of the Service Award units at June 30, 2016 was $18.52 per common unit, which was calculated as the closing price of our common units on June 30, 2016, adjusted to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution.

During April 2015, our general partner granted Performance Award units to certain employees. The following table summarizes the maximum number of units that could vest on these Performance Awards for each vesting tranche, taking into consideration any Performance Awards that have been forfeited since the grant date:

Vesting Date of Tranche
July 1, 2016	—
July 1, 2017	583,382
Total	583,382

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
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

The following table summarizes the percentage of the maximum Performance Award units that will vest depending on the percentage of entities in the Index that NGL outperforms:

Our Relative TUR Percentile Ranking	Payout (% of Target Units)
Less than 50th percentile	0%
Between the 50th and 75th percentile	50%–100%
Between the 75th and 90th percentile	100%–200%
Above the 90% percentile	200%

During the July 1, 2013 through June 30, 2016 performance period, the return on our common units was below the return of the 50th percentile of our peer companies in the Index. As a result, no units vested on July 1, 2016.

The following table summarizes the estimated fair value for each unvested tranche at June 30, 2016 (without consideration of estimated forfeitures) (in thousands):

Vesting Date of Tranche
July 1, 2016	$—
July 1, 2017	3,509
Total	$3,509

We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. At each reporting date, we adjust the cumulative expense recorded using the estimated fair value of the awards at the reporting date. We calculate the fair value of the awards using a Monte Carlo simulation. The following table summarizes the expense (benefit) recorded for each vesting tranche during the period indicated:

Vesting Date of Tranche	Three Months Ended June 30, 2016
(in thousands)
July 1, 2016	$(197)
July 1, 2017	1,655
Total	$1,458

The following table summarizes the estimated future expense we expect to record on the unvested Performance Award units at June 30, 2016 (in thousands), after taking into consideration estimated forfeitures. For purposes of this calculation, we used the June 30, 2016 fair value of the Performance Awards.

Year Ending March 31,
2017 (nine months)	$1,107
2018	369
Total	$1,476

The following table is a rollforward of the liability related to the Performance Award units, which is reported within accrued expenses and other payables in our condensed consolidated balance sheets (in thousands):

Balance at March 31, 2016	$309
Expense recorded	1,460
Balance at June 30, 2016	$1,769

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common units. The maximum number of units deliverable under the LTIP plan automatically increases to 10% of the issued and outstanding common units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, when an award is forfeited, canceled, exercised, paid

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. At June 30, 2016, approximately 4.0 million common units remain available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our condensed consolidated balance sheet at the dates indicated:

	June 30, 2016		March 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$8,018	$(24,674)	$47,361	$(3,983)
Level 2 measurements	39,768	(48,217)	32,700	(28,612)
	47,786	(72,891)	80,061	(32,595)

Netting of counterparty contracts (1)	(8,431)	8,431	(3,384)	3,384
Net cash collateral provided (held)	326	16,503	(18,176)	599
Commodity derivatives in condensed consolidated balance sheet	$39,681	$(47,957)	$58,501	$(28,612)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our condensed consolidated balance sheets at the dates indicated:

	June 30, 2016	March 31, 2016
	(in thousands)
Prepaid expenses and other current assets	$39,681	$58,501
Accrued expenses and other payables	(47,957)	(28,612)
Net commodity derivative (liability) asset	$(8,276)	$29,889

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2016:
Cross-commodity (1)	July 2016–March 2017	186	$1,814
Crude oil fixed-price (2)	July 2016–December 2016	(1,010)	(3,621)
Propane fixed-price (2)	July 2016–December 2017	284	367
Refined products fixed-price (2)	July 2016–September 2017	(4,996)	(16,709)
Other	July 2016–March 2022		(6,956)
			(25,105)
Net cash collateral provided			16,829
Net commodity derivatives in condensed consolidated balance sheet			$(8,276)

At March 31, 2016:
Cross-commodity (1)	April 2016–March 2017	251	$1,663
Crude oil fixed-price (2)	April 2016–December 2016	(1,583)	(3,655)
Propane fixed-price (2)	April 2016–December 2017	540	(592)
Refined products fixed-price (2)	April 2016–June 2017	(5,355)	48,557
Other	April 2016–March 2017		1,493
			47,466
Net cash collateral held			(17,577)
Net commodity derivatives in condensed consolidated balance sheet			$29,889

(1)
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

During the three months ended June 30, 2016 and 2015, we recorded net losses of $59.7 million and $41.2 million, respectively, from our commodity derivatives to cost of sales.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2016, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2016, we had $1.8 billion of outstanding borrowings under our Revolving Credit Facility at a rate of 2.73%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2016 (in thousands):

5.125% Notes due 2019	$348,955
6.875% Notes due 2021	325,083
6.650% Notes due 2022	237,244

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

Note 13—Segments

The following table summarizes certain financial data related to our segments for the periods indicated. Transactions between segments are recorded based on prices negotiated between the segments. The “corporate and other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

		As Restated
	Three Months Ended June 30,
	2016	2015
	(in thousands)
Revenues:
Crude oil logistics-
Crude oil sales	$414,619	$1,312,783
Crude oil transportation and other	12,934	18,949
Elimination of intersegment sales	(1,602)	(3,948)
Total crude oil logistics revenues	425,951	1,327,784
Water solutions-
Service fees	25,697	36,738
Recovered hydrocarbons	7,196	15,818
Other revenues	2,860	1,737
Total water solutions revenues	35,753	54,293
Liquids (1):
Propane sales	96,471	105,490
Other product sales	113,735	147,511
Other revenues	7,147	9,500
Elimination of intersegment sales	(12,304)	(13,516)
Total liquids revenues	205,049	248,985
Retail propane:
Propane sales	41,641	43,185
Distillate sales	10,455	12,947
Other revenues	8,307	8,315
Elimination of intersegment sales	(16)	—
Total retail propane revenues	60,387	64,447
Refined products and renewables-
Refined products sales	1,876,857	1,708,949
Renewables sales	106,482	106,153
Service fees	11,266	28,073
Elimination of intersegment sales	(42)	(215)
Total refined products and renewables revenues	1,994,563	1,842,960
Corporate and other	267	—
Total revenues	$2,721,970	$3,538,469
Depreciation and Amortization:
Crude oil logistics	$8,968	$10,002
Water solutions	24,434	20,846
Liquids	4,449	5,004
Retail propane	9,687	8,706
Refined products and renewables	417	14,175
Corporate and other	951	1,098
Total depreciation and amortization	$48,906	$59,831
Operating Income (Loss):
Crude oil logistics	$(625)	$11,960
Water solutions	79,464	10,447
Liquids	(57)	(471)
Retail propane	(2,502)	(700)
Refined products and renewables	149,769	33,020
Corporate and other	(32,149)	(55,466)
Total operating income (loss)	$193,900	$(1,210)

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Crude oil logistics	$72,305	$62,639
Water solutions	43,116	60,489
Liquids	6,468	17,178
Retail propane	6,549	6,895
Refined products and renewables	24	15,695
Corporate and other	1,118	1,169
Total	$129,580	$164,065

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	June 30, 2016	March 31, 2016
	(in thousands)
Long-lived assets, net:
Crude oil logistics	$1,741,629	$1,679,027
Water solutions	1,305,868	1,162,405
Liquids	573,898	572,081
Retail propane	479,783	483,330
Refined products and renewables	219,482	180,783
Corporate and other	34,543	36,198
Total	$4,355,203	$4,113,824

Total assets:
Crude oil logistics	$2,341,066	$2,197,113
Water solutions	1,346,405	1,236,875
Liquids	733,538	693,872
Retail propane	537,596	538,267
Refined products and renewables	959,679	765,806
Corporate and other	84,498	128,222
Total	$6,002,782	$5,560,155

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

Certain members of our management and members of their families as well as other associated parties own interests in entities from which we have purchased products and services and to which we have sold products and services. During the three months ended June 30, 2016, $7.5 million of these transactions were capital expenditures and were recorded as increases to property, plant and equipment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Sales to SemGroup	$71	$37,438
Purchases from SemGroup	2,025	38,825
Sales to equity method investees	405	1,390
Purchases from equity method investees	30,647	30,948
Sales to entities affiliated with management	77	107
Purchases from entities affiliated with management	8,243	7,180

Accounts receivable from affiliates consist of the following at the dates indicated:

	June 30, 2016	March 31, 2016
	(in thousands)
Receivables from SemGroup	$3,675	$1,166
Receivables from equity method investees	—	14,446
Receivables from entities affiliated with management	77	13
Total	$3,752	$15,625

Accounts payable to affiliates consist of the following at the dates indicated:

	June 30, 2016	March 31, 2016
	(in thousands)
Payables to SemGroup	$4,336	$1,823
Payables to equity method investees	548	3,947
Payables to entities affiliated with management	3,585	1,423
Total	$8,469	$7,193

We also have a loan receivable of $1.0 million at June 30, 2016 from an equity method investee with an initial maturity date of March 31, 2021, which can be extended for successive one-year periods unless one of the parties terminates the loan agreement.

We had a loan receivable of $22.3 million at March 31, 2016 from an equity method investee. During the three months ended June 30, 2016, we received loan payments of $0.7 million from our investee in accordance with the loan agreement. On June 3, 2016, we acquired the remaining 65% ownership interest in this equity method investee (see Note 4) and this loan receivable is now eliminated upon consolidation.

Note 15—Other Matters

Purchase of Pipeline Capacity Allocations

On certain interstate refined product pipelines, shipment demand exceeds available capacity, and capacity is allocated to shippers based on their historical shipment volumes. During the three months ended June 30, 2016, we paid $40.4 million to acquire certain refined product pipeline capacity allocations from other shippers on the Colonial pipeline.

Termination of Development Agreement

On June 3, 2016, we entered into a purchase and sale agreement with the counterparty to the development agreement in our Water Solutions segment (as described in Note 4). Total cash consideration to be paid under the agreement is $49.6

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

million, of which $2.1 million was withheld and recorded in accrued expenses and other payables as of June 30, 2016, and in return we received the following:

•	Termination of the development agreement (see Note 4);

•	Additional interest in the water pipeline company we acquired in January 2016 (see Note 4);

•	Release of contingent consideration liabilities (see Note 4) attributed to certain of our water treatment and disposal facilities;

•	Certain parcels of land and permits to develop saltwater disposal wells and other parcels of land containing water wells and equipment; and

•	A two-year non-compete agreement with the counterparty.

We accounted for the transaction as an acquisition of assets. Acquiring assets in groups requires not only ascertaining the cost of the asset (or net asset) group but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed/released based on their relative fair values and shall not give rise to goodwill or bargain purchase gains. We allocated $1.2 million of the total consideration to property, plant and equipment, $3.3 million to intangible assets, $2.8 million to noncontrolling interest, $25.5 million to the release of contingent consideration liabilities and $16.9 million to the termination of the development agreement. We recorded a $21.3 million gain on the release of $46.8 million of contingent consideration liabilities, which has been recorded within gain on early extinguishment of liabilities in our condensed consolidated statement of operations during the three months ended June 30, 2016. For the termination of the development agreement, we recorded a loss of $22.7 million, which includes the carrying value of the development agreement asset that has been written off (see Note 7). This loss has been recorded within (gain) loss on disposal or impairment of assets, net in our condensed consolidated statement of operations during the three months ended June 30, 2016.

Note 16—Subsequent Events

Retail Propane Acquisition

On July 20, 2016, we completed a retail propane acquisition and paid $26.0 million in cash.

Note 17—Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the 2019 Notes and 2021 Notes (see Note 8). Pursuant to Rule 3-10 of Regulation S-X, we have presented in columnar format the condensed consolidating financial information for NGL Energy Partners LP (Parent), NGL Energy Finance Corp., the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis in the tables below. NGL Energy Partners LP and NGL Energy Finance Corp. are co-issuers of the 2019 Notes and 2021 Notes. Since NGL Energy Partners LP received the proceeds from the issuance of the 2019 Notes and 2021 Notes, all activity has been reflected in the NGL Energy Partners LP (Parent) column in the tables below.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(U.S. Dollars in Thousands)

	June 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,309	$—	$1,527	$1,042	$—	$10,878
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	603,298	4,675	—	607,973
Accounts receivable-affiliates	—	—	3,752	—	—	3,752
Inventories	—	—	522,005	530	—	522,535
Prepaid expenses and other current assets	—	—	122,855	1,104	—	123,959
Total current assets	8,309	—	1,253,437	7,351	—	1,269,097
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,640,342	93,051	—	1,733,393
GOODWILL	—	—	1,429,273	18,990	—	1,448,263
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,164,005	9,542	—	1,173,547
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	192,766	—	—	192,766
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,763,254	—	(1,763,236)	(18)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,261,127	—	73,173	—	(1,334,300)	—
LOAN RECEIVABLE-AFFILIATE	—	—	1,000	—	—	1,000
OTHER NONCURRENT ASSETS	—	—	184,595	121	—	184,716
Total assets	$3,032,690	$—	$4,175,355	$129,037	$(1,334,300)	$6,002,782
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$525,283	$2,802	$—	$528,085
Accounts payable-affiliates	1	—	8,423	45	—	8,469
Accrued expenses and other payables	14,802	—	239,718	2,357	—	256,877
Advance payments received from customers	—	—	67,659	594	—	68,253
Current maturities of long-term debt	—	—	7,160	801	—	7,961
Total current liabilities	14,803	—	848,243	6,599	—	869,645
LONG-TERM DEBT, net of debt issuance costs and current maturities	988,475	—	1,871,506	6,869	—	2,866,850
OTHER NONCURRENT LIABILITIES	—	—	194,479	4,554	—	199,033
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	56,685	—	—	—	—	56,685
EQUITY
Partners’ equity	1,972,727	—	1,261,269	111,182	(1,372,142)	1,973,036
Accumulated other comprehensive loss	—	—	(142)	(167)	—	(309)
Noncontrolling interests	—	—	—	—	37,842	37,842
Total equity	1,972,727	—	1,261,127	111,015	(1,334,300)	2,010,569
Total liabilities, convertible preferred units and equity	$3,032,690	$—	$4,175,355	$129,037	$(1,334,300)	$6,002,782

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(U.S. Dollars in Thousands)

	March 31, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,749	$—	$784	$1,643	$—	$28,176
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	516,362	4,652	—	521,014
Accounts receivable-affiliates	—	—	15,625	—	—	15,625
Inventories	—	—	367,250	556	—	367,806
Prepaid expenses and other current assets	—	—	94,426	1,433	—	95,859
Total current assets	25,749	—	994,447	8,284	—	1,028,480
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,568,488	81,084	—	1,649,572
GOODWILL	—	—	1,313,364	1,998	—	1,315,362
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,146,355	2,535	—	1,148,890
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	219,550	—	—	219,550
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,404,479	—	(1,402,360)	(2,119)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,254,383	—	42,227	—	(1,296,610)	—
LOAN RECEIVABLE-AFFILIATE	—	—	22,262	—	—	22,262
OTHER NONCURRENT ASSETS	—	—	175,512	527	—	176,039
Total assets	$2,684,611	$—	$4,079,845	$92,309	$(1,296,610)	$5,560,155
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$417,707	$2,599	$—	$420,306
Accounts payable-affiliates	1	—	7,190	2	—	7,193
Accrued expenses and other payables	16,887	—	196,596	943	—	214,426
Advance payments received from customers	—	—	55,737	448	—	56,185
Current maturities of long-term debt	—	—	7,109	798	—	7,907
Total current liabilities	16,888	—	684,339	4,790	—	706,017
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,011,365	—	1,894,428	7,044	—	2,912,837
OTHER NONCURRENT LIABILITIES	—	—	246,695	541	—	247,236
EQUITY
Partners’ equity	1,656,358	—	1,254,384	80,090	(1,334,317)	1,656,515
Accumulated other comprehensive loss	—	—	(1)	(156)	—	(157)
Noncontrolling interests	—	—	—	—	37,707	37,707
Total equity	1,656,358	—	1,254,383	79,934	(1,296,610)	1,694,065
Total liabilities and equity	$2,684,611	$—	$4,079,845	$92,309	$(1,296,610)	$5,560,155

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$2,714,981	$7,351	$(362)	$2,721,970
COST OF SALES	—	—	2,565,828	974	(362)	2,566,440
OPERATING COSTS AND EXPENSES:
Operating	—	—	70,881	4,291	—	75,172
General and administrative	—	—	41,626	245	—	41,871
Depreciation and amortization	—	—	46,309	2,597	—	48,906
(Gain) loss on disposal or impairment of assets, net	—	—	(204,339)	20	—	(204,319)
Operating Income (Loss)	—	—	194,676	(776)	—	193,900
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	394	—	—	394
Revaluation of investments	—	—	(14,365)	—	—	(14,365)
Interest expense	(7,712)	—	(22,642)	(162)	78	(30,438)
Gain on early extinguishment of liabilities	—	—	29,952	—	—	29,952
Other income, net	—	—	3,836	14	(78)	3,772
(Loss) Income Before Income Taxes	(7,712)	—	191,851	(924)	—	183,215
INCOME TAX EXPENSE	—	—	(462)	—	—	(462)
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	184,632	—	(6,757)	—	(177,875)	—
Net Income (Loss)	176,920	—	184,632	(924)	(177,875)	182,753
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(5,833)	(5,833)
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(3,384)	(3,384)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(203)	(203)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS	$176,920	$—	$184,632	$(924)	$(187,295)	$173,333

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	As Restated
	Three Months Ended June 30, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$3,496,881	$51,179	$(9,591)	$3,538,469
COST OF SALES	—	—	3,323,661	8,412	(9,522)	3,322,551
OPERATING COSTS AND EXPENSES:
Operating	—	—	85,300	20,359	(69)	105,590
General and administrative	—	—	56,670	5,811	—	62,481
Depreciation and amortization	—	—	45,539	14,292	—	59,831
Loss on disposal or impairment of assets, net	—	—	421	—	—	421
Revaluation of liabilities	—	—	(11,195)	—	—	(11,195)
Operating (Loss) Income	—	—	(3,515)	2,305	—	(1,210)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	2,895	5,823	—	8,718
Interest expense	(17,801)	—	(10,993)	(2,082)	74	(30,802)
Other (expense) income, net	—	—	(1,225)	124	(74)	(1,175)
(Loss) Income Before Income Taxes	(17,801)	—	(12,838)	6,170	—	(24,469)
INCOME TAX EXPENSE	—	—	(507)	(31)	—	(538)
EQUITY IN NET (LOSS) INCOME OF CONSOLIDATED SUBSIDIARIES	(11,556)	—	1,789	—	9,767	—
Net (Loss) Income	(29,357)	—	(11,556)	6,139	9,767	(25,007)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(15,374)	(15,374)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(4,350)	(4,350)
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(29,357)	$—	$(11,556)	$6,139	$(9,957)	$(44,731)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Condensed Consolidating Statements of Comprehensive Income (Loss)
(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$176,920	$—	$184,632	$(924)	$(177,875)	$182,753
Other comprehensive loss	—	—	(142)	(10)	—	(152)
Comprehensive income (loss)	$176,920	$—	$184,490	$(934)	$(177,875)	$182,601

	As Restated
	Three Months Ended June 30, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(29,357)	$—	$(11,556)	$6,139	$9,767	$(25,007)
Other comprehensive loss	—	—	—	(8)	—	(8)
Comprehensive (loss) income	$(29,357)	$—	$(11,556)	$6,131	$9,767	$(25,015)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash used in operating activities	$(18,411)	$—	$(48,433)	$(4,578)	$(71,422)
INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(98,424)	(1,347)	(99,771)
Purchases of pipeline capacity allocations	—	—	(40,408)	—	(40,408)
Acquisitions of businesses, including acquired working capital, net of cash acquired	—	—	(14,458)	—	(14,458)
Cash flows from commodity derivatives	—	—	(21,535)	—	(21,535)
Proceeds from sales of assets	—	—	421	17	438
Proceeds from sale of TLP common units	—	—	112,370	—	112,370
Distributions of capital from unconsolidated entities	—	—	2,941	—	2,941
Payments on loan for natural gas liquids facility	—	—	2,130	—	2,130
Loan to affiliate	—	—	(1,000)	—	(1,000)
Payments on loan to affiliate	—	—	655	—	655
Payment to terminate development agreement	—	—	(16,875)	—	(16,875)
Net cash used in investing activities	—	—	(74,183)	(1,330)	(75,513)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	433,500	—	433,500
Payments on revolving credit facilities	—	—	(454,500)	—	(454,500)
Repurchases of senior notes	(15,129)	—	—	—	(15,129)
Payments on other long-term debt	—	—	(1,777)	(325)	(2,102)
Debt issuance costs	(11)	—	(34)	—	(45)
Contributions from limited partners	(501)	—	—	—	(501)
Contributions from noncontrolling interest owners	—	—	—	830	830
Distributions to partners	(40,696)	—	—	—	(40,696)
Distributions to noncontrolling interest owners	—	—	—	(1,355)	(1,355)
Proceeds from sale of convertible preferred units and warrants, net of offering costs	235,180	—	—	—	235,180
Payments for the early extinguishment of liabilities	—	—	(25,492)	—	(25,492)
Net changes in advances with consolidated entities	(177,872)	—	171,715	6,157	—
Other	—	—	(53)	—	(53)
Net cash provided by financing activities	971	—	123,359	5,307	129,637
Net (decrease) increase in cash and cash equivalents	(17,440)	—	743	(601)	(17,298)
Cash and cash equivalents, beginning of period	25,749	—	784	1,643	28,176
Cash and cash equivalents, end of period	$8,309	$—	$1,527	$1,042	$10,878

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At June 30, 2016 and March 31, 2016, and for the
Three Months Ended June 30, 2016 and 2015

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(U.S. Dollars in Thousands)

	Three Months Ended June 30, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(20,028)	$—	$93,216	$8,641	$81,829
INVESTING ACTIVITIES:
Purchases of long-lived assets	—	—	(100,508)	(21,602)	(122,110)
Acquisitions of businesses, including acquired working capital, net of cash acquired	—	—	(63,898)	—	(63,898)
Cash flows from commodity derivatives	—	—	(21,693)	—	(21,693)
Proceeds from sales of assets	—	—	1,931	—	1,931
Investments in unconsolidated entities	—	—	(2,149)	—	(2,149)
Distributions of capital from unconsolidated entities	—	—	3,156	—	3,156
Loan for natural gas liquids facility	—	—	(3,913)	—	(3,913)
Payments on loan for natural gas liquids facility	—	—	1,600	—	1,600
Loan to affiliate	—	—	(15,621)	—	(15,621)
Net cash used in investing activities	—	—	(201,095)	(21,602)	(222,697)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	704,000	17,200	721,200
Payments on revolving credit facilities	—	—	(488,000)	(10,200)	(498,200)
Payments on other long-term debt	—	—	(1,599)	(30)	(1,629)
Debt issuance costs	54	—	(60)	—	(6)
Contributions from general partner	11	—	—	—	11
Contributions from noncontrolling interest owners	—	—	—	3,947	3,947
Distributions to partners	(73,097)	—	—	—	(73,097)
Distributions to noncontrolling interest owners	—	—	—	(9,057)	(9,057)
Net changes in advances with consolidated entities	86,638	—	(102,549)	15,911	—
Other	—	—	(28)	(70)	(98)
Net cash provided by financing activities	13,606	—	111,764	17,701	143,071
Net (decrease) increase in cash and cash equivalents	(6,422)	—	3,885	4,740	2,203
Cash and cash equivalents, beginning of period	29,115	—	9,757	2,431	41,303
Cash and cash equivalents, end of period	$22,693	$—	$13,642	$7,171	$43,506

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2016. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“Annual Report”).

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2016, our operations include:

•
Our crude oil logistics segment, the assets of which include owned and leased crude oil storage terminals and pipeline injection stations, a fleet of owned trucks and trailers, a fleet of owned and leased railcars, a fleet of owned barges and towboats, and interests in two crude oil pipelines. Our crude oil logistics segment purchases crude oil from producers and transports it to refineries or for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. During the three months ended June 30, 2016, the segment generated an operating loss of $0.6 million. The segment generated operating income of $12.0 million during the three months ended June 30, 2015.

•
Our water solutions segment, the assets of which include water pipelines, water treatment and disposal facilities, washout facilities, and solid waste disposal facilities. Our water solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck washouts. In addition, our water solutions segment sells the recycled water and recovered hydrocarbons that result from performing these services. During the three months ended June 30, 2016, the segment generated operating income of $79.5 million, which includes the reversal of $124.7 million of the previously recorded $380.2 million goodwill impairment charge recorded during the three months ended March 31, 2016 (see Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”)). The segment generated operating income of $10.4 million during the three months ended June 30, 2015.

•
Our liquids segment, which supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada, and which provides natural gas liquids terminaling and storage services through its 18 owned terminals throughout the United States, its salt dome storage facility in Utah, and its leased storage and railcar transportation services through its fleet of leased railcars. During the three months ended June 30, 2016, the segment generated an operating loss of $0.1 million. The segment generated an operating loss of $0.5 million during the three months ended June 30, 2015.

•
Our retail propane segment, which sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain resellers in 25 states and the District of Columbia. During the three months ended June 30, 2016, the segment generated an operating loss of $2.5 million. The segment generated an operating loss of $0.7 million during the three months ended June 30, 2015.

•
Our refined products and renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations. We purchase refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedule them for delivery at various locations. During the three months ended June 30, 2016, the segment generated operating income of $149.8 million, which includes a gain of $104.1 million recorded on the sale of all of the TransMontaigne Partners L.P. (“TLP”) common units we owned during the three months ended June 30, 2016. The segment generated operating income of $33.0 million during the three months ended June 30, 2015.

Correction of Error

As previously reported, subsequent to the issuance of certain previously issued financial statements, in the fourth quarter of fiscal year 2016, we determined that there were errors in those financial statements from not recording certain contingent consideration liabilities related to royalty agreements assumed as part of acquisitions in our water solutions segment. The effect of the error was material to the financial statements for each of the first three fiscal quarters of 2016, so those quarters have been restated for the effects of the error correction. We have restated our previously issued condensed consolidated statement of operations, condensed consolidated statement of comprehensive loss and condensed consolidated statement of cash flows for the three months ended June 30, 2015. See Note 17 to our consolidated financial statements in our Annual Report for a summary of the impact of the error correction for the three months ended June 30, 2015.

Recent Developments

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to an affiliate of ArcLight Capital Partners (“ArcLight”) for approximately $112.4 million in cash and recorded a gain on disposal of $104.1 million during the three months ended June 30, 2016.

Class A Convertible Preferred Units

During the three months ended June 30, 2016, we issued $240 million of 10.75% Class A Convertible Preferred Units (“Preferred Units”) to Oaktree Capital Management L.P. and their co-investors (“Oaktree”). See Note 11 to our condensed consolidated financial statements included in this Quarterly Report which discusses the preferences, rights, powers and duties of holders of the Preferred Units.

Acquisitions

As described below, we completed numerous acquisitions during the year ended March 31, 2016 and several more during the three months ended June 30, 2016. These acquisitions impact the comparability of our results of operations between periods in our current and prior fiscal years.

Year Ending March 31, 2017

During the three months ended June 30, 2016, in our water solutions segment, we (i) acquired an additional interest in an existing water pipeline company, (ii) acquired the remaining ownership interest in a water supply company, and (iii) acquired one saltwater disposal facility. During the three months ended June 30, 2016, in our retail propane segment, we acquired a retail propane business. See Note 4 for a further discussion.

Year Ended March 31, 2016

During the year ended March 31, 2016, in our water solutions segment, we (i) acquired an interest in an existing water pipeline company and (ii) acquired 19 saltwater disposal facilities and an interest in an additional facility. During the year ended March 31, 2016, in our retail propane segment, we acquired six retail propane businesses. See Note 4 for a further discussion.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

		As Restated
	Three Months Ended June 30,
	2016	2015
	(in thousands)
Total revenues	$2,721,970	$3,538,469
Total cost of sales	2,566,440	3,322,551
Operating expenses	75,172	105,590
General and administrative expense	41,871	62,481
Depreciation and amortization	48,906	59,831
(Gain) loss on disposal or impairment of assets, net	(204,319)	421
Revaluation of liabilities	—	(11,195)
Operating income (loss)	193,900	(1,210)
Equity in earnings of unconsolidated entities	394	8,718
Revaluation of investments	(14,365)	—
Interest expense	(30,438)	(30,802)
Gain on early extinguishment of liabilities	29,952	—
Other income (expense), net	3,772	(1,175)
Income (loss) before income taxes	183,215	(24,469)
Income tax expense	(462)	(538)
Net income (loss)	182,753	(25,007)
Less: Net income attributable to noncontrolling interests	(5,833)	(4,350)
Net income (loss) attributable to NGL Energy Partners LP	176,920	(29,357)
Less: Distributions to preferred unitholders	(3,384)	—
Less: Net income allocated to general partner	(203)	(15,374)
Net income (loss) allocated to common unitholders	$173,333	$(44,731)

See the detailed discussion of items affecting operating income (loss) by segment below.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gain on early extinguishment of liabilities, revaluation of investments, equity-based compensation expense, acquisition expense and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as described below. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for our Refined Products and Renewables segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of our Refined Products and Renewables segment. The primary hedging strategy of our Refined Products and Renewables segment is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges are six months to one year in duration at inception. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of our Refined Products and Renewables segment at the balance sheet date and its cost. We include this in Adjusted EBITDA because the gains and losses associated with derivative contracts of this segment, which are intended primarily to hedge inventory holding risk, also impact Adjusted EBITDA.

The following table reconciles net income (loss) to our EBITDA and Adjusted EBITDA for the periods indicated:

		As Restated
	Three Months Ended June 30,
	2016	2015
	(in thousands)
Net income (loss)	$182,753	$(25,007)
Less: Net income attributable to noncontrolling interests	(5,833)	(4,350)
Net income (loss) attributable to NGL Energy Partners LP	176,920	(29,357)
Interest expense	30,308	28,648
Income tax expense	462	521
Depreciation and amortization	52,580	54,168
EBITDA	260,270	53,980
Net unrealized losses on derivatives	927	3,540
Inventory valuation adjustment	(6,837)	10,158
Lower of cost or market adjustments	501	(6,340)
(Gain) loss on disposal or impairment of assets, net	(204,355)	419
Gain on early extinguishment of liabilities	(29,952)	—
Revaluation of investments	14,365	—
Equity-based compensation expense (1)	22,334	40,232
Acquisition expense (2)	437	65
Other (3)	6,119	(13,043)
Adjusted EBITDA	$63,809	$89,011

(1)
Equity-based compensation expense in the table above may differ from equity-based compensation expense reported in Note 11 to our condensed consolidated financial statements included in this Quarterly Report. Amounts reported in the table above include expense accruals for bonuses expected to be paid in common units, whereas the amounts reported in Note 11 to our condensed consolidated financial statements only include expenses associated with equity-based awards that have been formally granted.

(2)	During the three months ended June 30, 2016 and 2015, we incurred expenses related to legal and advisory costs associated with acquisitions.

(3)
Amount represents adjustments related to noncontrolling interests and the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Reconciliation to condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$52,580	$54,168
Intangible asset amortization recorded to cost of sales	(1,596)	(1,701)
Depreciation and amortization of unconsolidated entities	(3,069)	(5,034)
Depreciation and amortization attributable to noncontrolling interests	991	12,398
Depreciation and amortization per condensed consolidated statements of operations	$48,906	$59,831

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Reconciliation to condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$52,580	$54,168
Amortization of debt issuance costs recorded to interest expense	2,588	2,282
Depreciation and amortization of unconsolidated entities	(3,069)	(5,034)
Depreciation and amortization attributable to noncontrolling interests	991	12,398
Depreciation and amortization per condensed consolidated statements of cash flows	$53,090	$63,814

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Interest expense per EBITDA table	$30,308	$28,648
Interest expense attributable to noncontrolling interests	4	(95)
Gain on extinguishment of debt of unconsolidated entities	—	693
Other	126	1,556
Interest expense per condensed consolidated statements of operations	$30,438	$30,802

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated. We have reclassified certain prior period information to be consistent with the classification methods used in the current fiscal year.

	Three Months Ended June 30, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(625)	$79,464	$(57)	$(2,502)	$149,769	$(32,149)	$193,900
Depreciation and amortization	8,968	24,434	4,449	9,687	417	951	48,906
Amortization recorded to cost of sales	84	—	195	—	1,317	—	1,596
Net unrealized (gains) losses on derivatives	(1,394)	1,359	892	70	—	—	927
Inventory valuation adjustment	—	—	—	—	(6,837)	—	(6,837)
Lower of cost or market adjustments	—	—	—	—	501	—	501
Loss (gain) on disposal or impairment of assets, net	1,485	(94,298)	32	23	(111,597)	—	(204,355)
Equity-based compensation expense	—	—	—	—	—	22,334	22,334
Acquisition expense	—	—	—	2	—	435	437
Equity in earnings (loss) of unconsolidated entities	177	(116)	—	(227)	560	—	394
Other (expense) income, net	(1,455)	310	39	248	2,801	1,829	3,772
Depreciation and amortization of unconsolidated entities	2,511	211	—	57	290	—	3,069
Adjusted EBITDA attributable to noncontrolling interest	—	(7,132)	—	67	111	—	(6,954)
Other	—	6,119	—	—	—	—	6,119
Adjusted EBITDA	$9,751	$10,351	$5,550	$7,425	$37,332	$(6,600)	$63,809

	As Restated
	Three Months Ended June 30, 2015
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$11,960	$10,447	$(471)	$(700)	$33,020	$(55,466)	$(1,210)
Depreciation and amortization	10,002	20,846	5,004	8,706	14,175	1,098	59,831
Amortization recorded to cost of sales	62	—	261	—	1,378	—	1,701
Net unrealized (gains) losses on derivatives	(770)	1,708	2,591	11	—	—	3,540
Inventory valuation adjustment	—	—	—	—	10,158	—	10,158
Lower of cost or market adjustments	(1,225)	—	—	—	(5,115)	—	(6,340)
(Gain) loss on disposal or impairment of assets, net	(80)	652	(200)	49	(2)	—	419
Equity-based compensation expense	—	—	—	—	119	40,113	40,232
Acquisition expense	—	—	—	—	—	65	65
Equity in earnings (loss) of unconsolidated entities	1,853	296	—	(65)	6,634	—	8,718
Other (expense) income, net	(3,948)	304	104	398	313	1,654	(1,175)
Depreciation and amortization of unconsolidated entities	2,473	301	—	—	2,260	—	5,034
Adjusted EBITDA attributable to noncontrolling interest	—	(1,661)	—	48	(17,306)	—	(18,919)
Other	—	(13,043)	—	—	—	—	(13,043)
Adjusted EBITDA	$20,327	$19,850	$7,289	$8,447	$45,634	$(12,536)	$89,011

Segment Operating Results for the Three Months Ended June 30, 2016 and 2015

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We have expanded our water solutions business considerably through numerous acquisitions of water treatment and disposal facilities. We have expanded our retail propane business through numerous acquisitions of retail propane businesses. As previously reported, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. The results of operations of our liquids and retail propane businesses are impacted by seasonality, due primarily to the increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our sales volumes and revenues. For these and other reasons, our results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2017.

Crude Oil Logistics

The following table summarizes the operating results of our crude oil logistics segment for the periods indicated:

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands, expect per barrel amounts)
Revenues:
Crude oil sales	$414,619	$1,312,783	$(898,164)
Crude oil transportation and other	12,934	18,949	(6,015)
Total revenues (1)	427,553	1,331,732	(904,179)
Expenses:
Cost of sales	406,832	1,295,940	(889,108)
Operating expenses	9,114	11,830	(2,716)
General and administrative expenses	1,779	2,080	(301)
Depreciation and amortization expense	8,968	10,002	(1,034)
Loss (gain) on disposal or impairment of assets, net	1,485	(80)	1,565
Total expenses	428,178	1,319,772	(891,594)
Segment operating (loss) income	$(625)	$11,960	$(12,585)

Crude oil sold (barrels)	9,541	23,683	(14,142)
Crude oil sold ($/barrel)	$43.457	$55.431	$(11.974)
Cost per crude oil sold ($/barrel)	$42.640	$54.720	$(12.080)
Crude oil product margin ($/barrel)	$0.817	$0.711	$0.106

(1)
Revenues include $1.6 million and $3.9 million of intersegment sales during the three months ended June 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statements of operations.

Crude Oil Sales. The decrease in revenue per barrel was due primarily to the sharp decline in crude oil prices since July 2014. The decrease in our sales volumes was due primarily to a slowdown in crude oil production and new drilling of crude oil in the current crude oil price environment. In addition, we also had an increase in buy/sell transactions during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time.  As the revenues and costs of sales are netted for these transaction, so are the volumes.

Crude Oil Transportation and Other Revenues. The decrease was due primarily to the flattening of the contango curve for crude oil during the three months ended June 30, 2016 (a condition in which forward crude oil prices are greater than spot prices), compared to the three months ended June 30, 2015.

Cost of Sales. Our cost of sales during the three months ended June 30, 2016 was increased by $8.2 million of net realized losses on derivatives and reduced by $1.4 million of net unrealized gains on derivatives. Our cost of sales during the three months ended June 30, 2015 was increased by $11.3 million of net realized losses on derivatives and reduced by $0.8 million of net unrealized gains on derivatives.

Operating Expenses. The decrease was due primarily to lower compensation expense due primarily to a reduction in the number of employees as a result of organizational changes and lower repair and maintenance expense due to having a newer fleet of barges and the timing of repairs.

Depreciation and Amortization Expense. The decrease was due primarily to certain intangible assets being fully amortized during the year ended March 31, 2016.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2016, (i) we retired a barge and recorded a loss of $0.9 million and (ii) recorded a loss on sale of $0.5 million related to pipe we no longer expect to use in the originally-planned Grand Mesa Pipeline.

Water Solutions

The following table summarizes the operating results of our water solutions segment for the periods indicated:

		As Restated
	Three Months Ended June 30,
	2016	2015	Change
	(in thousands, except per barrel amounts)
Revenues:
Service fees	$25,697	$36,738	$(11,041)
Recovered hydrocarbons	7,196	15,818	(8,622)
Other revenues	2,860	1,737	1,123
Total revenues	35,753	54,293	(18,540)
Expenses:
Cost of sales-derivative loss	5,041	3,607	1,434
Cost of sales-other	160	—	160
Operating expenses	20,278	29,218	(8,940)
General and administrative expenses	646	718	(72)
Depreciation and amortization expense	24,434	20,846	3,588
(Gain) loss on disposal or impairment of assets, net	(94,270)	652	(94,922)
Revaluation of liabilities	—	(11,195)	11,195
Total (income) expense, net	(43,711)	43,846	(87,557)
Segment operating income	$79,464	$10,447	$69,017

Water received (barrels)	41,172	54,476	(13,304)
Service fees for water processed ($/barrel)	$0.62	$0.67	$(0.05)
Recovered hydrocarbons for water processed ($/barrel)	$0.17	$0.29	$(0.12)
Operating expenses for water processed ($/barrel)	$0.49	$0.54	$(0.05)

The following tables summarize activity separated between the following categories:

•	facilities we owned before March 31, 2015, which we refer to below as “existing facilities”; and

•	facilities we acquired or developed after March 31, 2015 which we refer to below as “recently acquired or developed facilities”.

Service Fee Revenues. The following table summarizes our service fee revenues (in thousands, except per barrel amounts) for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed
Existing facilities	$19,044	28,077	$0.68	$33,696	49,934	$0.67
Recently acquired or developed facilities	6,653	13,095	0.51	3,042	4,542	0.67
Total	$25,697	41,172	0.62	$36,738	54,476	0.67

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

Recovered Hydrocarbon Revenues. The following table summarizes our recovered hydrocarbon revenues (in thousands, except per barrel amounts) for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed
Existing facilities	$5,510	28,077	$0.20	$15,139	49,934	$0.30
Recently acquired or developed facilities	1,686	13,095	0.13	679	4,542	0.15
Total	$7,196	41,172	0.17	$15,818	54,476	0.29

The decrease in revenue per barrel associated with recovered hydrocarbons was due primarily to the sharp decline in crude oil prices since July 2014 and a decrease in the volume of hydrocarbons recovered per barrel of water processed.

Other Revenues. Other revenues include solids disposal revenues, freshwater revenues, water pipeline revenues and other revenues. The increase was due primarily to an increase in revenues in the freshwater business and water pipeline business.

Cost of Sales. We enter into derivatives in our water solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expected to recover when processing the wastewater. Our cost of sales during the three months ended June 30, 2016 included $3.7 million of net realized losses on derivatives and $1.3 million of net unrealized losses on derivatives. Our cost of sales during the three months ended June 30, 2015 included $1.9 million of net realized losses on derivatives and $1.7 million of net unrealized losses on derivatives.

Operating Expenses. The following table summarizes our operating expenses (in thousands, except per barrel amounts) for the periods indicated:

				As Restated
	Three Months Ended June 30,
	2016			2015
	Operating Expenses	Water Barrels Processed	Operating Expenses Per Water Barrel Processed	Operating Expenses	Water Barrels Processed	Operating Expenses Per Water Barrel Processed
Existing facilities	$15,390	28,077	$0.55	$27,711	49,934	$0.55
Recently acquired or developed facilities	4,888	13,095	0.37	1,507	4,542	0.33
Total	$20,278	41,172	0.49	$29,218	54,476	0.54

The decrease in operating expenses for existing facilities was due primarily to lower operating costs of water disposal wells at existing facilities due to lower volumes processed.

Depreciation and Amortization Expense. Of the increase, $2.0 million related to recently acquired or developed water treatment and disposal facilities and $1.3 million related to recently developed solids processing facilities.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2016, we recorded the reversal of $124.7 million of the previously recorded $380.2 million goodwill impairment charge recorded during the three months ended March 31, 2016 (see Note 6 to our condensed consolidated financial statements included in this Quarterly Report). During the three months ended June 30, 2016, we wrote-off $5.2 million related to the value of an indefinite-lived trade name intangible asset in conjunction with finalizing our goodwill impairment analysis (see Note 7 to our condensed consolidated financial statements included in this Quarterly Report). During the three months ended June 30, 2016, we recorded a loss of $22.7 million related to the termination of the development agreement, which includes the carrying value of the development agreement asset that has been written off (see Note 15 to our condensed consolidated financial statements included in this Quarterly Report).

Revaluation of Liabilities. The revaluation of liabilities represents the valuation adjustment of contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the three months ended June 30, 2015. During the three months ended June 30, 2016, we did not identify any significant changes in our Water Solutions operations, which would require a revaluation of the contingent consideration obligation, and as such, no adjustment was recorded.

Liquids

The following table summarizes the operating results of our liquids segment for the periods indicated:

	Three Months Ended June 30,
	2016	2015 (1)	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (2)	$96,471	$105,490	$(9,019)
Cost of sales	91,163	109,370	(18,207)
Product margin	5,308	(3,880)	9,188

Other product sales:
Revenues (2)	113,735	147,511	(33,776)
Cost of sales	110,110	133,168	(23,058)
Product margin	3,625	14,343	(10,718)

Other revenues:
Revenues (2)	7,147	9,500	(2,353)
Cost of sales	2,023	3,254	(1,231)
Product margin	5,124	6,246	(1,122)

Expenses:
Operating expenses	7,932	10,171	(2,239)
General and administrative expenses	1,701	2,205	(504)
Depreciation and amortization expense	4,449	5,004	(555)
Loss (gain) on disposal or impairment of assets, net	32	(200)	232
Total expenses	14,114	17,180	(3,066)
Segment operating loss	$(57)	$(471)	$414

Propane sold (gallons)	204,284	227,952	(23,668)
Propane sold ($/gallon)	$0.472	$0.463	$0.009
Cost per propane sold ($/gallon)	$0.446	$0.480	$(0.034)
Propane product margin ($/gallon)	$0.026	$(0.017)	$0.043

Other products sold (gallons)	175,968	191,987	(16,019)
Other products sold ($/gallon)	$0.646	$0.768	$(0.122)
Cost per other products sold ($/gallon)	$0.626	$0.694	$(0.068)
Other products product margin ($/gallon)	$0.020	$0.074	$(0.054)

(1)
During the six months ended September 30, 2015, we made certain changes in the way we attribute revenues to railcar cost of sales to the categories shown in the table above. These changes did not impact total revenues or total cost of sales. We have retrospectively adjusted previously reported amounts to conform to the current presentation.

(2)
Revenues include $12.3 million and $13.5 million of intersegment sales during the three months ended June 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statements of operations.

Propane Sales. The decrease in volumes was due to significantly warmer temperatures in the prior year winter for which suppliers had full storage capacity and their ordering has been slow to pick up.

Our cost of wholesale propane sales was reduced by $0.9 million of net unrealized gains on derivatives and $0.5 million of net realized gains on derivatives during the three months ended June 30, 2016. During the three months ended June 30, 2015, our cost of wholesale propane sales was increased by $1.0 million of net unrealized losses on derivatives and reduced by $0.7 million of net realized gains on derivatives. The decrease in cost per gallon of propane was due to the continued lower commodity prices.

Product margins per gallon of propane sold were higher during the three months ended June 30, 2016 than during the three months ended June 30, 2015. Product margins have improved because depressed market prices through last winter have led to lower inventory values to start out the new supply year.

Other Products Sales. The decrease in the volume of other products sold was primarily due to reductions in production volumes as a result of low crude oil prices.

Our cost of sales of other products was increased by $1.8 million of net unrealized losses on derivatives and reduced by $0.5 million of net realized gains on derivatives during the three months ended June 30, 2016. Our cost of sales of other products during the three months ended June 30, 2015 was increased by $1.6 million of net unrealized losses on derivatives and $0.3 million of net realized losses on derivatives.

Product margins during the three months ended June 30, 2015 benefited from a high level of butane supply in the market, which lowered our product cost.

Other Revenues. This revenue includes storage, terminaling and transportation services income. Other revenues decreased due to transportation services. While railcar costs have held steady, the value we can get for the railcar in the market has dropped significantly year over year.

Operating Expenses. The decrease was due primarily to a reduction in overall compensation expense due to lower incentive compensation.

General and Administrative Expenses. The decrease was due primarily to a reduction in overall compensation expense.

Depreciation and Amortization Expense. The decrease was due primarily to a decrease in monthly amortization rates for intangible assets acquired as part of the Sawtooth acquisition in February 2015, as the initial fair values allocated to the intangible assets were reduced when the purchase accounting was finalized.

Retail Propane

The following table summarizes the operating results of our retail propane segment for the periods indicated:

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$41,641	$43,185	$(1,544)
Cost of sales	14,829	16,301	(1,472)
Product margin	26,812	26,884	(72)

Distillate sales:
Revenues (1)	10,455	12,947	(2,492)
Cost of sales	7,538	10,192	(2,654)
Product margin	2,917	2,755	162

Other revenues:
Revenues	8,307	8,315	(8)
Cost of sales	2,453	3,071	(618)
Product margin	5,854	5,244	610

Expenses:
Operating expenses	25,217	23,722	1,495
General and administrative expenses	3,150	3,106	44
Depreciation and amortization expense	9,687	8,706	981
Loss on disposal or impairment of assets, net	31	49	(18)
Total expenses	38,085	35,583	2,502
Segment operating loss	$(2,502)	$(700)	$(1,802)

Propane sold (gallons)	25,616	24,407	1,209
Propane sold ($/gallon)	$1.626	$1.769	$(0.143)
Cost per propane sold ($/gallon)	$0.579	$0.668	$(0.089)
Propane product margin ($/gallon)	$1.047	$1.101	$(0.054)

Distillates sold (gallons)	5,417	5,093	324
Distillates sold ($/gallon)	$1.930	$2.542	$(0.612)
Cost per distillates sold ($/gallon)	$1.392	$2.001	$(0.609)
Distillates product margin ($/gallon)	$0.538	$0.541	$(0.003)

(1)	Revenues include less than $0.1 million of intersegment sales during the three months ended June 30, 2016 that are eliminated in our condensed consolidated statement of operations.

Revenues. The decrease in both propane and distillate revenues was due to lower prices per gallon due to an oversupply in the propane market, which lowered commodity prices, as well as the significantly warmer temperatures during the winter in the prior year. Volumes increased slightly due to acquisitions of retail propane businesses.

Cost of Sales. The decrease for both propane and distillates was due to lower commodity prices.

Operating Expenses. The increase was due primarily to increased compensation expense from acquisitions of retail propane businesses.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions of retail propane businesses.

Refined Products and Renewables

The following table summarizes the operating results of our refined products and renewables segment for the periods indicated. As previously reported, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. Also, as discussed in “Recent Developments” above, on April 1, 2016, we sold all of the TLP common units we owned.

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands, except per barrel and per gallon amounts)
Refined products sales:
Revenues (1)	$1,876,857	$1,708,949	$167,908
Cost of sales	1,834,327	1,659,497	174,830
Product margin	42,530	49,452	(6,922)

Renewables sales:
Revenues	106,482	106,153	329
Cost of sales	105,802	105,816	(14)
Product margin	680	337	343

Service fee revenues	11,266	28,073	(16,807)

Expenses:
Operating expenses	12,322	25,863	(13,541)
General and administrative expenses	3,565	4,804	(1,239)
Depreciation and amortization expense	417	14,175	(13,758)
Gain on disposal or impairment of assets, net	(111,597)	—	(111,597)
Total (income) expense, net	(95,293)	44,842	(140,135)
Segment operating income	$149,769	$33,020	$116,749

Refined products sold (barrels)	30,803	20,927	9,876
Refined products sold ($/barrel)	$60.931	$81.662	$(20.731)
Cost per refined products sold ($/barrel)	$59.550	$79.299	$(19.749)
Refined products product margin ($/barrel)	$1.381	$2.363	$(0.982)
Refined products product margin ($/gallon)	$0.033	$0.056	$(0.023)

Renewable products sold (barrels)	1,781	1,375	406
Renewable products sold ($/barrel)	$59.788	$77.202	$(17.414)
Cost per renewable products sold ($/barrel)	$59.406	$76.957	$(17.551)
Renewable products product margin ($/barrel)	$0.382	$0.245	$0.137
Renewable products product margin ($/gallon)	$0.009	$0.006	$0.003

(1)
Revenues include less than $0.1 million and $0.2 million of intersegment sales during the three months ended June 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statement of operations.

Refined Products Sales and Cost of Sales. The increase in revenues and cost of sales was due primarily to increased volumes, partially offset by a decrease in refined products prices. The increased volumes were due primarily to an increase in pipeline capacity allocations purchased during the year ended March 31, 2016 and three months ended June 30, 2016 as well as expanding our refined products operations. Cost of sales also increased during the three months ended June 30, 2016 due primarily to storage fees paid to TLP which are no longer eliminated as TLP was deconsolidated on February 1, 2016.

Renewables Sales. The increase in revenues was due primarily to increased volumes, partially offset by a decrease in renewables prices. The increased volumes were due primarily to being able to liquidate storage volumes as the renewables markets shifted from being in contango (a condition in which forward renewables prices are greater than spot prices) to being backwardated (a condition in which forward renewables prices are lower than spot prices) during the three months ended June 30, 2016.

Service Fee Revenues, Operating Expenses, General and Administrative Expenses, Depreciation and Amortization Expense. The decrease in each of these line items was due primarily to the inclusion of TLP for the three months ended June 30, 2015 with no comparable activity in the current quarter as TLP was deconsolidated on February 1, 2016.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2016, we recognized a $104.1 million gain from the sale of all of the TLP units we owned. In addition, during the three months ended June 30, 2016, we recognized $7.5 million of the deferred gain from the sale of the general partner in interest in TLP in February 2016.

Corporate and Other

The operating loss within “corporate and other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Other revenues:
Revenues	$267	$—	$267
Cost of sales	110	—	110
Margin	157	—	157

Expenses:
General and administrative expenses	31,355	54,367	(23,012)
Depreciation and amortization expense	951	1,099	(148)
Total expenses	32,306	55,466	(23,160)
Operating loss	$(32,149)	$(55,466)	$23,317

General and Administrative Expenses. The decrease was due primarily to lower compensation expense, particularly, incentive compensation during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

As part of its review of our executive compensation program, the Compensation Committee of the Board of Directors approved a new type of equity-based compensation award, under which the number of units that vest is contingent upon the performance of our common units relative to the performance of other entities in the Alerian MLP Index. We re-value the unvested Performance Awards at each reporting date using a Monte Carlo simulation and adjust the amount of expense accordingly. As a result of a decline in the market value of our common units compared to our peers in the Alerian MLP Index during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, we recorded expense of $1.5 million three months ended June 30, 2016, compared to $17.8 million three months ended June 30, 2015.

We have also granted certain Service Awards, which vest contingent only on the continued service of the recipients. For these awards, we adjust our expense accruals for unvested Service Awards at each reporting date based on the market price of our common units. The expense associated with these Service Awards (exclusive of accruals of annual bonuses paid or expected to be paid in common units) was $20.9 million during the three months ended June 30, 2016, compared to $18.5 million during the three months ended June 30, 2015.

Other compensation expense also decreased by approximately $5.4 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily as a result of the sale of our general partner interest in TLP and continued focus on cost management.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $0.4 million and $8.7 million during the three months ended June 30, 2016 and 2015, respectively. The decrease was due primarily to a decrease of $5.8 million of earnings from TLP

(including Battleground Oil Specialty Terminal Company LLC and Frontera Brownsville LLC) that we acquired as part of our July 2014 acquisition of TransMontaigne. On February 1, 2016, we deconsolidated TLP when we sold our general partner interest in TLP, and on April 1, 2016, we sold all of the TLP common units we owned. Also contributing to this decrease was a decrease of $2.1 million in earnings from our investments in Glass Mountain Pipeline, LLC and a water supply company. On June 3, 2016, we acquired the remaining 65% ownership interest in the water supply company and have now consolidated this entity.

Revaluation of Investments

On June 3, 2016, we acquired the remaining 65% ownership interest in a water supply company. Prior to the completion of this transaction we accounted for the 35% of this water supply company using the equity method of accounting (see Note 2 to our condensed consolidated financial statements included in this Quarterly Report). As we now own a controlling interest in this entity, we revalued our 35% ownership interest to fair value and recorded a loss of $14.9 million. As the amount paid (cash plus the fair value of our previous ownership interest) was less than the fair value of the assets acquired and liabilities assumed, we recorded a gain on bargain purchase of $0.6 million.

Interest Expense

Interest expense includes interest expense on our revolving credit facilities and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on noninterest bearing debt obligations. The decrease was due primarily to lower interest expense related to TLP’s credit facility (our interest in TLP was acquired in July 2014, and we deconsolidated TLP as of February 1, 2016), partially offset by the increased level of debt outstanding on our Revolving Credit Facility (as defined herein) (the average balance outstanding on our Revolving Credit Facility was $1.8 billion during the three months ended June 30, 2016, compared to $1.5 billion during the three months ended June 30, 2015), primarily to finance acquisitions and capital expenditures.

Gain on Early Extinguishment of Liabilities

During the three months ended June 30, 2016, we repurchased $5.0 million of our 2019 Notes (as defined herein) and $19.2 million of our 2021 Notes (as defined herein) for an aggregate purchase price of $15.1 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of these notes of $8.6 million (net of the write off of debt issuance costs of $0.5 million).

As discussed in Note 15 to our condensed consolidated financial statements included in this Quarterly Report, we accounted for the termination of the development agreement as an acquisition of assets (see Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion) and recorded a gain of $21.3 million gain on the release of $46.8 million of contingent consideration liabilities.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Interest income (1)	$2,423	$3,877
Crude oil marketing arrangement (2)	(1,521)	(3,948)
Other (3)	2,870	(1,104)
Other income (expense), net	$3,772	$(1,175)

(1)
Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party and to loan receivables from equity method investees. On June 3, 2016, we acquired the remaining 65% ownership interest in an equity method investee and all interest income on that receivable has been eliminated in consolidation subsequent to that date.

(2)	Represents another party’s share of the profits generated from a joint crude oil marketing arrangement.

(3)	During the three months ended June 30, 2016, we received a distribution from TLP of $2.9 million pursuant to the agreement to sell all of the TLP common units we owned in April 2016.

Income Tax Expense

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

We have certain taxable corporate subsidiaries in the United States and in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2012 to 2015 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

Income tax expense was $0.5 million for both the three months ended June 30, 2016 and 2015.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our condensed consolidated financial statements represents the other owners’ interests in these entities.

Net income attributable to noncontrolling interests was $5.8 million and $4.4 million during the three months ended June 30, 2016 and 2015, respectively. The increase was due primarily to the acquisition of an additional 24.5% interest in a water pipeline company in June 2016, partially offset by the deconsolidation of TLP on February 1, 2016 as a result of the sale of our general partner interest in TLP.

Liquidity, Sources of Capital and Capital Resource Activities

Our principal sources of liquidity and capital are the cash flows from our operations and borrowings under our Revolving Credit Facility. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report for a detailed description of our long-term debt. Our cash flows from operations are discussed below.

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

We have historically pursued a strategy of growth through acquisitions. Under current market conditions, the cost of capital is much higher than it has been in recent years; prospective lenders seek much higher interest rates than they have sought in the past, and at our prior distribution level of $0.64 per common unit, the yield on our common units was much higher than it had been in the past. In April 2016, the board of directors of our general partner decided to reduce our distribution level from $0.64 per common unit to $0.39 per common unit, which it anticipates will continue for two additional quarters under current market conditions. We expect the reduction in the distribution to provide us with approximately $170 million of annual cash savings to enhance liquidity, repay indebtedness and/or invest in selected growth projects.

Under current market conditions, we are much less likely to pursue acquisitions than we have been in the past. We continue to undertake certain capital expansion projects, including the funding of our portion of the construction of a crude oil pipeline (the “Joint Pipeline”), our assets that will be connected to the Joint Pipeline and the continued development of Sawtooth natural gas liquids storage caverns, among others. We expect to be able to finance these projects through available capacity on our Revolving Credit Facility, asset sales or other forms of financing.

Other sources of liquidity during the three months ended June 30, 2016 are discussed below.

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight for approximately $112.4 million in cash and recorded a gain on disposal of $104.1 million during the three months ended June 30, 2016.

Class A Convertible Preferred Units

During the three months ended June 30, 2016, we issued $240 million of 10.75% Class A Convertible Preferred Units to Oaktree. See Note 11 to our condensed consolidated financial statements included in this Quarterly Report which discusses the preferences, rights, powers and duties of holders of the Preferred Units.

Long-Term Debt

Credit Agreement

We have entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At June 30, 2016, our Revolving Credit Facility had a total capacity of $2.484 billion. Our Revolving Credit Facility has an “accordion” feature that allows us to increase the capacity by $150 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments.

The Expansion Capital Facility had a total capacity of $1.446 billion for cash borrowings at June 30, 2016. At that date, we had outstanding borrowings of $1.172 billion on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.038 billion for cash borrowings and letters of credit at June 30, 2016. At that date, we had outstanding borrowings of $655.5 million and outstanding letters of credit of $71.6 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our condensed consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate plus a margin of 0.50% to 1.50% per year or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.50% per year. The applicable margin is determined based on our consolidated leverage ratio (as defined in the Credit Agreement). At June 30, 2016, the borrowings under the Credit Agreement were LIBOR borrowings with an interest rate at June 30, 2016 of 2.73%, calculated as the LIBOR rate of 0.48% plus a margin of 2.25%. At June 30, 2016, the interest rate in effect on letters of credit was 2.50%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused capacity.

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement also specifies that our leverage ratio cannot be more than 4.50 to 1 and that interest coverage ratio cannot be less than 2.75 to 1 at any quarter end. At June 30, 2016, our leverage ratio was approximately 4.0 to 1 and our interest coverage ratio was approximately 4.7 to 1.

At June 30, 2016, we were in compliance with the covenants under the Credit Agreement.

2019 Notes

On July 9, 2014, we issued $400.0 million of 5.125% Senior Notes Due 2019 (the “2019 Notes”). During the three months ended June 30, 2016, we repurchased $5.0 million of our 2019 Notes for an aggregate purchase price of $3.1 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2019 Notes of $1.8 million (net of the write off of debt issuance costs of $0.1 million).

The 2019 Notes mature on July 15, 2019. Interest is payable on January 15 and July 15 of each year. We have the right to redeem the 2019 Notes before the maturity date, although we would be required to pay a premium for early redemption.

At June 30, 2016, we were in compliance with the covenants under the indenture governing the 2019 Notes.

2021 Notes

On October 16, 2013, we issued $450.0 million of 6.875% Senior Notes Due 2021 (the “2021 Notes”). During the three months ended June 30, 2016, we repurchased $19.2 million of our 2021 Notes for an aggregate purchase price of $12.0 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of our 2021 Notes of $6.8 million (net of the write off of debt issuance costs of $0.4 million).

The 2021 Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year. We have the right to redeem the 2021 Notes before the maturity date, although we would be required to pay a premium for early redemption.

At June 30, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes.

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

At June 30, 2016, we were in compliance with the covenants under the Note Purchase Agreement.

Revolving Credit Balances

The following table summarizes our revolving credit facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Three Months Ended June 30, 2016:
Expansion capital borrowings	$1,263,500	$1,153,500	$1,338,000
Working capital borrowings	583,280	465,500	655,500

Three Months Ended June 30, 2015:
Expansion capital borrowings	$818,676	$739,500	$890,000
Working capital borrowings	664,841	582,500	738,000
TLP credit facility borrowings	250,108	249,000	261,200

Capital Expenditures

The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information has been prepared on the accrual basis, and excludes property, plant and equipment and intangible assets acquired in acquisitions.

	Capital Expenditures
	Expansion (1)	Maintenance (2)	Total
	(in thousands)
Three Months Ended June 30,
2016	$95,103	$6,295	$101,398
2015	113,113	10,554	123,667

(1)	Includes expansion capital expenditures for TLP of $5.4 million during the three months ended June 30, 2015.

(2)	Includes maintenance capital expenditures for TLP of $2.9 million during the three months ended June 30, 2015.

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Three Months Ended June 30,
Cash Flows Provided by (Used in)	2016	2015
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$97,617	$104,067
Changes in operating assets and liabilities	(169,039)	(22,238)
Operating activities	$(71,422)	$81,829
Investing activities	(75,513)	(222,697)
Financing activities	129,637	143,071

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

Investing Activities. Net cash used in investing activities was $75.5 million during the three months ended June 30, 2016, compared to $222.7 million during the three months ended June 30, 2015. The decrease in net cash used in investing activities was due primarily to:

•	$112.4 million in proceeds received from the sale of the TLP common units we owned during the three months ended June 30, 2016;

•	a $49.4 million decrease in cash paid for acquisitions during the three months ended June 30, 2016;

•	a decrease in capital expenditures from $122.1 million during the three months ended June 30, 2015 to $99.8 million during the three months ended June 30, 2016; and

•
a $14.6 million decrease related to a loan receivable from an equity method investee as we purchased the remaining ownership interest in this equity method investee and, therefore, consolidated this previous equity method investee in our condensed consolidated financial statements during the three months ended June 30, 2016.

These decreases were partially offset by:

•	$40.4 million to acquire certain refined product pipeline capacity allocations from other shippers on the Colonial pipeline during the three months ended June 30, 2016; and

•	a $16.9 million payment to terminate the development agreement (see Note 15 to our condensed consolidated financial statements included in this Quarterly Report).

Financing Activities. Net cash provided by financing activities was $129.6 million during the three months ended June 30, 2016, compared to $143.1 million during the three months ended June 30, 2015. The decrease in net cash provided by financing activities was due primarily to:

•	a $244.0 million decrease in borrowings on our revolving credit facilities (net of repayments) to fund our operating or investing requirements during the three months ended June 30, 2016;

•
a $25.5 million release of contingent consideration liabilities related to the termination of the development agreement during the three months ended June 30, 2016 (see Note 15 to our condensed consolidated financial statements included in this Quarterly Report); and

•	$15.1 million in repurchases of a portion of our oustanding senior notes during the three months ended June 30, 2016.

These decreases were partially offset by:

•	$235.2 million in proceeds received (net of offering costs) from the sale of our Preferred Units and warrants during the three months ended June 30, 2016; and

•	a $40.1 million decrease in distributions paid to our partners and noncontrolling interest owners during the three months ended June 30, 2016.

The following table summarizes distributions declared during our current and prior fiscal years:

Date Declared	Record Date	Date Paid	Amount Per Unit	Amount Paid To Limited Partners	Amount Paid To General Partner
				(in thousands)	(in thousands)
April 24, 2015	May 5, 2015	May 15, 2015	$0.6250	$59,651	$13,446
July 23, 2015	August 3, 2015	August 14, 2015	0.6325	66,248	15,483
October 22, 2015	November 3, 2015	November 13, 2015	0.6400	67,313	16,277
January 21, 2016	February 3, 2016	February 15, 2016	0.6400	67,310	16,279
April 21, 2016	May 3, 2016	May 13, 2016	0.3900	40,626	70
July 22, 2016	August 4, 2016	August 12, 2016	0.3900	41,146	71

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2016 for our fiscal years ending thereafter:

		Nine Months Ending March 31,	Year Ending March 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$1,171,500	$—	$—	$1,171,500	$—	$—	$—
Working capital borrowings	655,500	—	—	655,500	—	—	—
2019 Notes	383,467	—	—	—	383,467	—	—
2021 Notes	369,063	—	—	—	—	—	369,063
2022 Notes	250,000	—	25,000	50,000	50,000	50,000	75,000
Other long-term debt	59,469	5,786	7,177	6,076	5,644	34,687	99
Interest payments on long-term debt:
Revolving Credit Facility (1)	126,592	40,424	53,855	32,313	—	—	—
2019 Notes	69,026	19,894	19,653	19,653	9,826	—	—
2021 Notes	139,552	12,687	25,373	25,373	25,373	25,373	25,373
2022 Notes	62,344	12,469	16,209	13,300	9,975	6,650	3,741
Other long-term debt	13,386	2,859	3,323	2,911	2,525	1,761	7
Letters of credit	71,573	—	—	71,573	—	—	—
Future minimum lease payments under noncancelable operating leases	385,415	68,995	79,568	60,043	52,159	47,001	77,649
Future minimum throughput payments under noncancelable agreements (2)	185,682	39,012	52,082	52,170	42,418	—	—
Construction commitments (3)	59,196	59,196	—	—	—	—	—
Fixed-price commodity purchase commitments (4)	107,676	106,666	1,010	—	—	—	—
Index-price commodity purchase commitments (5)	1,184,884	930,765	114,669	91,041	48,409	—	—
Total contractual obligations	$5,294,325	$1,298,753	$397,919	$2,251,453	$629,796	$165,472	$550,932

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at June 30, 2016. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

(2)
We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity.

(3)	At June 30, 2016, we had the following construction commitments:

•
As previously reported, in November 2015, we reached an agreement with Saddlehorn Pipeline Company, LLC to jointly construct, own and operate the Joint Pipeline. At June 30, 2016, our share of total construction costs for the Joint Pipeline has been paid. We expect the Joint Pipeline to be operational beginning in the third quarter of fiscal year 2017.

•
As part of the Joint Pipeline project, we will have some assets connected to the Joint Pipeline. At June 30, 2016, the remaining costs for these assets are approximately $52.1 million. We expect these assets to be completed during the third quarter of fiscal year 2017.

•
In February 2015, we acquired Sawtooth, which owns a natural gas liquids salt dome storage facility in Utah with rail and truck access to western United States markets and entered into a construction agreement to expand the storage capacity of the facility. At June 30, 2016, the remaining costs for this project are $7.1 million. We expect this project to be completed by the end of the second quarter of the fiscal year 2017.

(4)    At June 30, 2016, we had the following fixed-price purchase commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
2017 (nine months)	$87,326	1,789	$19,340	37,889
2018	—	—	1,010	2,268
Total	$87,326	1,789	$20,350	40,157
(5)    At June 30, 2016, we had the following index-price purchase commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
2017 (nine months)	$495,700	11,552	$435,065	809,589
2018	112,344	2,749	2,325	4,322
2019	91,041	1,825	—	—
2020	48,409	1,070	—	—
Total	$747,494	17,196	$437,390	813,911

Index prices are based on a forward price curve at June 30, 2016. A theoretical change of $0.10 per gallon in the underlying commodity price at June 30, 2016 would result in a change of $81.4 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at June 30, 2016 would result in a change of $17.2 million in the value of our index-price crude oil purchase commitments.

Sales Contracts

We have entered into product sales contracts for which we expect the parties to physically settle the inventory in future periods. At June 30, 2016, we had the following sales contract volumes (in thousands):

Natural gas liquids fixed-price (gallons)	118,257
Natural gas liquids index-price (gallons)	438,941
Crude oil fixed-price (barrels)	2,739
Crude oil index-price (barrels)	18,011

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that are applicable to us, see Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Partnership’s operations and the use of estimates made by management. We have identified certain accounting policies that are most important to the portrayal of our consolidated financial position and results of operations. The application of these accounting policies, which requires subjective or complex judgments regarding estimates and projected outcomes of future events, and changes in these accounting policies, could have a material effect on our consolidated financial statements. There have been no material changes in the critical accounting policies previously disclosed in our Annual Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

A significant portion of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of our fixed-rate debt but do not impact its cash flows.

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2016, we had $1.8 billion of outstanding borrowings under our Revolving Credit Facility at a rate of 2.73%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $2.3 million, based on borrowings outstanding at June 30, 2016.

Commodity Price and Credit Risk

Our operations are subject to certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract.

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2016, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales. The following table summarizes the hypothetical impact on the June 30, 2016 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (crude oil logistics segment)	$(4,448)
Crude oil (water solutions segment)	(2,511)
Propane (liquids segment)	628
Other products (liquids segment)	(2,159)
Refined products (refined products and renewables segment)	(38,277)
Renewables (refined products and renewables segment)	(2,720)
Canadian dollars (liquids segment)	903

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2016. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of June 30, 2016, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the captions “Legal Contingencies” and “Environmental Matters” in Note 10 to our condensed consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

The U.S. Environmental Protection Agency (“EPA”) has informed NGL Crude Logistics, LLC (“NGL Crude”; formerly known as Gavilon, LLC (“Gavilon Energy”) prior to its acquisition by us in December 2013) of alleged violations in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations. The EPA’s allegations relate to transactions between Gavilon Energy and one of its suppliers and the generation of biodiesel renewable identification numbers sold by such supplier to Gavilon Energy in 2011. We have vigorously denied the allegations. In an effort to resolve this matter, the parties previously commenced settlement negotiations, which are ongoing.

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

Item 1A.    Risk Factors

Except for the risk factors discussed below, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016.

The Preferred Units give the holders thereof liquidation and distribution preferences, certain rights relating to our business and management, and the ability to convert such units into our common units, potentially causing dilution to our common unitholders.

In June 2016, we issued 19,942,169 10.75% Class A Convertible Preferred Units (“Preferred Units”), which rank senior to the common units with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, as long as any Preferred Units remain outstanding, we may not declare any distribution on our common units unless all accumulated and unpaid distributions have been declared and paid on the Preferred Units. In the event of our liquidation, winding-up or dissolution, the holders of the Preferred Units would have the right to receive proceeds from any such transaction before the holders of the common units. The payment of the liquidation preference could result in common unitholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of the common units, make it harder for us to sell common units in offerings in the future, or prevent or delay a change of control.

In connection with the issuance of the Preferred Units, we entered into an agreement with Oaktree pursuant to which we granted them the right to appoint one member to the board of directors of our general partner. In addition, the holders of the Preferred Units have the right to vote, under certain conditions, on an as-converted basis with our common unitholders on matters submitted to a unitholder vote. Also, as long as any Preferred Units are outstanding, subject to certain exceptions, the affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Units, voting together as a separate class, will be necessary for effecting or validating, among other things: (i) any action to be taken that adversely affects any of the rights, preferences or privileges of the Preferred Units, (ii) amending the terms of the Preferred Units, (iii) the issuance of any additional Preferred Units or equity security senior in right of distribution or in liquidation to the Preferred Units, (iv) any issuance of preferred equity securities by any of our consolidated controlled subsidiaries of any issued or authorized amount of, any specific class or series of securities, (v) any issuance by us of parity units, subject to certain exceptions and (vi) the ability to incur funded indebtedness for borrowed money if pro forma for such incurrence, the Adjusted Leverage Ratio (as defined in the Credit Agreement) would exceed 5.50. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Furthermore, the conversion of the Preferred Units into common units, as early as three years from the issuance date of the Preferred Units, may cause substantial dilution to holders of the common units. Because the board of directors of our general partner is entitled to designate the powers and preferences of Preferred Units without a vote of our unitholders, subject to New York Stock Exchange rules and regulations, our unitholders will have no control over what designations and preferences our future preferred units, if any, will have.

The issuance of common units upon exercise of the warrants may cause dilution to existing common unitholders and may place downward pressure on the trading price of our common units.

In connection with our issuance of Preferred Units in June 2016, we issued warrants exercisable into a maximum of 4,345,112 common units, with an exercise price of $0.01 per common unit. One-third of the warrants are exercisable beginning on or after the first anniversary of the original issue date, another one-third of the warrant units from and after the second anniversary of the original issue date and the final one-third may be converted from and after the third anniversary. The future exercise of the warrants by the holders of those securities may cause a reduction in the relative voting power and percentage ownership interests of our other common unitholders, and may place downward pressure on the trading price of our common units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we issued $240 million of 10.75% Class A Convertible Preferred Units with 4,345,112 warrants. See Note 11 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion of the transaction. The Preferred Units and warrants were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number		Exhibit
3.1
Third Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of June 24, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

3.2
Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 24, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

4.1
Registration Rights Agreement, dated May 11, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC and Highstar NGL Main Interco LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

4.2
Amendment to Registration Rights Agreement, dated June 24, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC, Highstar NGL Main Interco LLC and NGL CIV A, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

10.1
Class A Convertible Preferred Unit and Warrant Purchase Agreement, dated as of April 21, 2016, by and among NGL Energy Partners LP, Highstar NGL Prism/IV-A Interco LLC and Highstar NGL Main Interco LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on April 27, 2016)

10.2
Amendment to Class A Convertible Preferred Unit and Warrant Purchase Agreement, dated as of June 23, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC, Highstar NGL Main Interco LLC and NGL CIV A, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

10.3		Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)
12.1	*	Computation of ratios of earnings to fixed charges and combined fixed charges and preferred unit distributions
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended June 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 9, 2016		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 9, 2016		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Exhibit
3.1
Third Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of June 24, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

3.2
Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 24, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

4.1
Registration Rights Agreement, dated May 11, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC and Highstar NGL Main Interco LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

4.2
Amendment to Registration Rights Agreement, dated June 24, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC, Highstar NGL Main Interco LLC and NGL CIV A, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

10.1
Class A Convertible Preferred Unit and Warrant Purchase Agreement, dated as of April 21, 2016, by and among NGL Energy Partners LP, Highstar NGL Prism/IV-A Interco LLC and Highstar NGL Main Interco LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on April 27, 2016)

10.2
Amendment to Class A Convertible Preferred Unit and Warrant Purchase Agreement, dated as of June 23, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC, Highstar NGL Main Interco LLC and NGL CIV A, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)

10.3		Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)
12.1	*	Computation of ratios of earnings to fixed charges and combined fixed charges and preferred unit distributions
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended June 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.