Form 10-Q
period 2016-11-04
NGL Energy Partners LP
filed 2016-11-07
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

At October 31, 2016, there were 107,444,272 common units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Quarterly Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our general partner believe such forward-looking statements are reasonable, neither we nor our general partner can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•	the prices of crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•	energy prices generally;

•	the general level of crude oil, natural gas, and natural gas liquids production;

•	the general level of demand for crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•	the availability of supply of crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•	the level of crude oil and natural gas drilling and production in producing areas where we have water treatment and disposal facilities;

•	the prices of propane and distillates relative to the prices of alternative and competing fuels;

•	the price of gasoline relative to the price of corn, which affects the price of ethanol;

•	the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of foreign oil and gas producing nations;

•	the effect of weather conditions on supply and demand for crude oil, natural gas liquids, refined products, ethanol, and biodiesel;

•	the effect of natural disasters, lightning strikes, or other significant weather events;

•	the availability of local, intrastate, and interstate transportation infrastructure with respect to our truck, railcar, and barge transportation services;

•	the availability, price, and marketing of competing fuels;

•	the effect of energy conservation efforts on product demand;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	the effect of legislative and regulatory actions on hydraulic fracturing, wastewater disposal, and the treatment of flowback and produced water;

•	hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;

•	the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other marketers;

•	loss of key personnel;

•	the ability to renew contracts with key customers;

•	the ability to maintain or increase the margins we realize for our terminal, barging, trucking, water disposal, recycling, and discharge services;

•	the ability to renew leases for our leased equipment and storage facilities;

•	the nonpayment or nonperformance by our counterparties;

•	the availability and cost of capital and our ability to access certain capital sources;

•	a deterioration of the credit and capital markets;

•	the ability to successfully identify and consummate strategic acquisitions, and integrate acquired assets and businesses;

•	changes in the volume of hydrocarbons recovered during the wastewater treatment process;

•	changes in the financial condition and results of operations of entities in which we own noncontrolling equity interests;

•
changes in applicable laws and regulations, including tax, environmental, transportation, and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the effect of such laws and regulations (now existing or in the future) on our business operations;

•	the costs and effects of legal and administrative proceedings;

•	any reduction or the elimination of the federal Renewable Fuel Standard; and

•	changes in the jurisdictional characteristics of, or the applicable regulatory policies with respect to, our pipeline assets.

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and under Part II, Item 1A–“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

PART I

Item 1.    Financial Statements (Unaudited)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(U.S. Dollars in Thousands, except unit amounts)

	September 30, 2016	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,427	$28,176
Accounts receivable-trade, net of allowance for doubtful accounts of $5,850 and $6,928, respectively	592,074	521,014
Accounts receivable-affiliates	3,540	15,625
Inventories	520,340	367,806
Prepaid expenses and other current assets	110,918	95,859
Total current assets	1,250,299	1,028,480
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $324,364 and $266,491, respectively	1,755,416	1,649,572
GOODWILL	1,467,955	1,315,362
INTANGIBLE ASSETS, net of accumulated amortization of $356,314 and $316,878, respectively	1,190,147	1,148,890
INVESTMENTS IN UNCONSOLIDATED ENTITIES	190,662	219,550
LOAN RECEIVABLE-AFFILIATE	1,700	22,262
OTHER NONCURRENT ASSETS	217,739	176,039
Total assets	$6,073,918	$5,560,155
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$512,104	$420,306
Accounts payable-affiliates	6,244	7,193
Accrued expenses and other payables	184,634	214,426
Advance payments received from customers	87,825	56,185
Current maturities of long-term debt	8,046	7,907
Total current liabilities	798,853	706,017
LONG-TERM DEBT, net of debt issuance costs of $13,482 and $15,500, respectively, and current maturities	3,063,008	2,912,837
OTHER NONCURRENT LIABILITIES	198,001	247,236
COMMITMENTS AND CONTINGENCIES (NOTE 10)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 19,942,169 and 0 preferred units issued and outstanding, respectively	58,742	—

EQUITY:
General partner, representing a 0.1% interest, 107,360 and 104,274 notional units, respectively	(50,735)	(50,811)
Limited partners, representing a 99.9% interest, 107,252,272 and 104,169,573 common units issued and outstanding, respectively	1,977,596	1,707,326
Accumulated other comprehensive loss	(642)	(157)
Noncontrolling interests	29,095	37,707
Total equity	1,955,314	1,694,065
Total liabilities, convertible preferred units and equity	$6,073,918	$5,560,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(U.S. Dollars in Thousands, except unit and per unit amounts)

		As Restated		As Restated
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Crude Oil Logistics	$349,885	$1,007,578	$775,836	$2,335,362
Water Solutions	39,733	47,494	75,486	101,787
Liquids	234,260	258,992	439,309	507,977
Retail Propane	51,090	53,206	111,477	117,653
Refined Products and Renewables	2,370,322	1,825,925	4,364,885	3,668,885
Other	248	—	515	—
Total Revenues	3,045,538	3,193,195	5,767,508	6,731,664
COST OF SALES:
Crude Oil Logistics	340,518	982,719	745,748	2,274,711
Water Solutions	(1,807)	(8,567)	3,394	(4,960)
Liquids	209,283	221,115	400,275	453,391
Retail Propane	20,691	20,879	45,511	50,443
Refined Products and Renewables	2,359,932	1,789,680	4,300,019	3,554,792
Other	113	—	223	—
Total Cost of Sales	2,928,730	3,005,826	5,495,170	6,328,377
OPERATING COSTS AND EXPENSES:
Operating	73,255	97,630	148,427	203,220
General and administrative	27,926	29,298	69,797	91,779
Depreciation and amortization	50,603	56,761	99,509	116,592
Loss (gain) on disposal or impairment of assets, net	852	1,291	(203,467)	1,712
Revaluation of liabilities	—	(15,909)	—	(27,104)
Operating (Loss) Income	(35,828)	18,298	158,072	17,088
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	53	2,432	447	11,150
Revaluation of investments	—	—	(14,365)	—
Interest expense	(33,442)	(31,571)	(63,880)	(62,373)
Gain on early extinguishment of liabilities	938	—	30,890	—
Other income, net	2,081	1,955	5,853	780
(Loss) Income Before Income Taxes	(66,198)	(8,886)	117,017	(33,355)
INCOME TAX (EXPENSE) BENEFIT	(460)	2,786	(922)	2,248
Net (Loss) Income	(66,658)	(6,100)	116,095	(31,107)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	59	(3,497)	(5,774)	(7,847)
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	(66,599)	(9,597)	110,321	(38,954)
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS	(8,668)	—	(12,052)	—
LESS: NET LOSS (INCOME) ALLOCATED TO GENERAL PARTNER	45	(16,185)	(158)	(31,559)
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(75,222)	$(25,782)	$98,111	$(70,513)
BASIC (LOSS) INCOME PER COMMON UNIT	$(0.71)	$(0.25)	$0.93	$(0.67)
DILUTED (LOSS) INCOME PER COMMON UNIT	$(0.71)	$(0.25)	$0.91	$(0.67)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	106,186,389	105,189,463	105,183,556	104,542,427
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	106,186,389	105,189,463	107,997,549	104,542,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(U.S. Dollars in Thousands)

		As Restated		As Restated
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(66,658)	$(6,100)	$116,095	$(31,107)
Other comprehensive loss	(333)	(19)	(485)	(27)
Comprehensive (loss) income	$(66,991)	$(6,119)	$115,610	$(31,134)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2016
(U.S. Dollars in Thousands, except unit amounts)

		Limited Partners		Accumulated Other
	General Partner	Common Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2016	$(50,811)	104,169,573	$1,707,326	$(157)	$37,707	$1,694,065
Distributions	(141)	—	(83,566)	—	(2,750)	(86,457)
Contributions	59	—	(501)	—	966	524
Business combinations	—	218,617	3,969	—	—	3,969
Purchase of noncontrolling interest (Notes 4 and 15)	—	—	(215)	—	(12,602)	(12,817)
Equity issued pursuant to incentive compensation plan	—	2,340,082	54,781	—	—	54,781
Common units issued, net of offering costs	—	524,000	9,383	—	—	9,383
Allocation of value to beneficial conversion feature of Class A convertible preferred units	—	—	131,534	—	—	131,534
Issuance of warrants	—	—	48,550	—	—	48,550
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(3,808)	—	—	(3,808)
Net income	158	—	110,163	—	5,774	116,095
Other comprehensive loss	—	—	—	(485)	—	(485)
Other	—	—	(20)	—	—	(20)
BALANCES AT SEPTEMBER 30, 2016	$(50,735)	107,252,272	$1,977,596	$(642)	$29,095	$1,955,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in Thousands)

		As Restated
	Six Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$116,095	$(31,107)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	108,133	124,551
Gain on early extinguishment or revaluation of liabilities	(30,890)	(27,104)
Non-cash equity-based compensation expense	32,994	51,482
(Gain) loss on disposal or impairment of assets, net	(203,467)	1,712
Provision for doubtful accounts	(122)	3,046
Net commodity derivative loss (gain)	44,966	(44,534)
Equity in earnings of unconsolidated entities	(447)	(11,150)
Distributions of earnings from unconsolidated entities	42	11,593
Revaluation of investments	14,365	—
Other	(485)	(8)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(54,069)	322,230
Inventories	(151,507)	34,333
Other current and noncurrent assets	(44,798)	(7,322)
Accounts payable-trade and affiliates	90,496	(272,322)
Other current and noncurrent liabilities	22,295	18,695
Net cash (used in) provided by operating activities	(56,399)	174,095
INVESTING ACTIVITIES:
Capital expenditures	(159,680)	(222,276)
Purchases of pipeline capacity allocations	(41,953)	—
Acquisitions of businesses, including acquired working capital, net of cash acquired	(113,297)	(150,546)
Cash flows from commodity derivatives	(25,015)	43,032
Proceeds from sales of assets	396	3,567
Proceeds from sale of TLP common units	112,370	—
Investments in unconsolidated entities	—	(6,926)
Distributions of capital from unconsolidated entities	5,233	8,207
Loan for natural gas liquids facility	—	(3,913)
Payments on loan for natural gas liquids facility	4,324	3,546
Loan to affiliate	(1,700)	(15,621)
Payments on loan to affiliate	655	—
Payment to terminate development agreement	(16,875)	—
Net cash used in investing activities	(235,542)	(340,930)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	770,000	1,354,700
Payments on revolving credit facilities	(595,500)	(1,006,600)
Repurchases of senior notes	(15,129)	—
Payments on other long-term debt	(4,423)	(2,344)
Debt issuance costs	(320)	(1,380)
Contributions from partners	(442)	45
Contributions from noncontrolling interest owners	966	6,613
Distributions to partners	(83,707)	(154,824)
Distributions to noncontrolling interest owners	(2,750)	(17,780)
Proceeds from sale of convertible preferred units and warrants, net of offering costs	235,018	—
Proceeds from sale of common units, net of offering costs	9,383	—
Payments for the early extinguishment of liabilities	(25,884)	—
Taxes paid on behalf of equity incentive plan participants	—	(19,083)

Common unit repurchases	—	(3,650)
Other	(20)	(112)
Net cash provided by financing activities	287,192	155,585
Net decrease in cash and cash equivalents	(4,749)	(11,250)
Cash and cash equivalents, beginning of period	28,176	41,303
Cash and cash equivalents, end of period	$23,427	$30,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2016, our operations include:

•
Our Crude Oil Logistics segment, the assets of which include owned and leased crude oil storage terminals and pipeline injection stations, a fleet of owned trucks and trailers, a fleet of owned and leased railcars, a fleet of owned barges and towboats, and interests in two crude oil pipelines, purchases crude oil from producers and transports it to refineries or for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•
Our Water Solutions segment, the assets of which include water pipelines, water treatment and disposal facilities, washout facilities, and solid waste disposal facilities, provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services.

•
Our Liquids segment supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada using its leased underground storage and fleet of leased railcars, markets regionally through its 18 owned terminals throughout the United States, and provides terminaling and storage services at its salt dome storage facility in Utah.

•
Our Retail Propane segment sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain resellers in 27 states and the District of Columbia.

•
Our Refined Products and Renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedules them for delivery at various locations.

Recent Developments

On February 1, 2016, we completed the sale of our general partner interest in TransMontaigne Partners L.P. (“TLP”) to an affiliate of ArcLight Capital Partners (“ArcLight”). As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. See Note 2 for a discussion of the sale. As TLP was previously a consolidated entity, our condensed consolidated statements of operations for the three months and six months ended September 30, 2015 included three months and six months, respectively, of TLP’s operations and income attributable to the noncontrolling interests of TLP. On April 1, 2016, we sold all of the TLP common units we owned to ArcLight. See Note 2 for a discussion of the sale.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our controlled subsidiaries. Intercompany transactions and account balances have been eliminated in consolidation. Investments we cannot control, but can exercise significant influence over, are accounted for using the equity method of accounting. We also own an undivided interest in a crude oil pipeline. We have included our proportionate share of assets, liabilities, and expenses related to this pipeline in our unaudited condensed consolidated financial statements.

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. Such adjustments consist only

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2016 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2016 included in our Annual Report on Form 10-K (“Annual Report”).

As previously reported, subsequent to the issuance of certain previously issued financial statements, in the fourth quarter of fiscal year 2016, we determined that there were errors in those financial statements from not recording certain contingent consideration liabilities related to royalty agreements assumed as part of acquisitions in our Water Solutions segment. The effect of the error was material to the financial statements for each of the first three quarters of the fiscal year ended March 31, 2016, so those quarters have been restated for the effects of the error correction. We have restated our previously issued condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months and six months ended September 30, 2015 and condensed consolidated statement of cash flows for the six months ended September 30, 2015. See Note 17 in our Annual Report for a summary of the impact of the error correction for the three months and six months ended September 30, 2015.

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

Critical estimates we make in the preparation of our condensed consolidated financial statements include determining the fair value of assets and liabilities acquired in business combinations, the collectibility of accounts receivable, the recoverability of inventories, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the impairment of assets, the fair value of asset retirement obligations, the value of equity-based compensation, and accruals for various commitments and contingencies, among others. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is based upon assumptions that market participants would use when pricing an asset or liability. We use the following fair value hierarchy, which prioritizes valuation technique inputs used to measure fair value into three broad levels:

•	Level 1: Quoted prices in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•
Level 2: Inputs (other than quoted prices included within Level 1) that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts. We determine the fair value of all of our derivative financial instruments utilizing pricing models for similar instruments. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

•	Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.

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

Revenues during the three months ended September 30, 2016 and 2015 include $1.2 million and $1.5 million, respectively, and revenues during the six months ended September 30, 2016 and 2015 include $2.5 million and $2.9 million, respectively, associated with the amortization of a liability recorded in the acquisition accounting for an acquired business related to certain out-of-market revenue contracts.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental disclosures of cash flow information are as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common units issued in business combinations	$3,969	$—	$3,969	$11,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$29,711	$26,323	$58,869	$57,495
Income taxes paid (net of income tax refunds)	71	533	1,755	4,616

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

Inventories consist of the following at the dates indicated:

	September 30, 2016	March 31, 2016
	(in thousands)
Crude oil	$86,495	$84,030
Natural gas liquids:
Propane	73,704	28,639
Butane	44,929	8,461
Other	5,936	6,011
Refined products:
Gasoline	126,821	80,569
Diesel	138,245	99,398
Renewables	34,328	52,458
Other	9,882	8,240
Total	$520,340	$367,806

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Investments in Unconsolidated Entities

Investments we cannot control, but can exercise significant influence over, are accounted for using the equity method of accounting. Under the equity method, we do not report the individual assets and liabilities of these entities on our condensed consolidated balance sheets; instead, our ownership interests are reported within investments in unconsolidated entities on our condensed consolidated balance sheets. Under the equity method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions paid, and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the historical net book value of the net assets of the investee. We use the cumulative earnings approach to classify distributions received from unconsolidated entities as either operating activities or investing activities in our condensed consolidated statements of cash flows.

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight for approximately $112.4 million in cash and recorded a gain on disposal of $104.1 million during the six months ended September 30, 2016.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	Date Acquired or Formed	September 30, 2016	March 31, 2016
				(in thousands)
Glass Mountain (1)	Crude Oil Logistics	50%	December 2013	$174,364	$179,594
Ethanol production facility	Refined Products and Renewables	19%	December 2013	13,507	12,570
Water treatment and disposal facility	Water Solutions	50%	August 2015	2,235	2,238
Retail propane company	Retail Propane	50%	April 2015	556	972
TLP (2)	Refined Products and Renewables	0%	July 2014	—	8,301
Water supply company (3)	Water Solutions	100%	June 2014	—	15,875
Total				$190,662	$219,550

(1)
When we acquired Gavilon, LLC, (“Gavilon Energy”), we recorded the investment in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline in Oklahoma, at fair value. Our investment in Glass Mountain exceeds our proportionate share of the historical net book value of Glass Mountain’s net assets by $73.6 million at September 30, 2016. This difference relates primarily to goodwill and customer relationships.

(2)	On April 1, 2016, we sold all of the TLP common units we owned.

(3)
On June 3, 2016, we acquired the remaining 65% ownership interest in the water supply company, and as a result, the water supply company is now consolidated in our condensed consolidated financial statements (see Note 4).

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2016	March 31, 2016
	(in thousands)
Loan receivable (1)	$44,957	$49,827
Tank bottoms (2)	42,044	42,044
Line fill (3)	35,013	35,060
Other	95,725	49,108
Total	$217,739	$176,039

(1)	Represents a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At September 30, 2016 and March 31, 2016, tank bottoms held in third party

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

terminals consisted of 366,212 barrels and 366,212 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

(3)
Represents minimum volumes of crude oil we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2016 and March 31, 2016, line fill consisted of 486,473 barrels and 487,104 barrels of crude oil, respectively.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2016	March 31, 2016
	(in thousands)
Accrued compensation and benefits	$19,322	$40,517
Excise and other tax liabilities	56,147	59,455
Derivative liabilities	31,959	28,612
Accrued interest	19,594	20,543
Product exchange liabilities	7,045	5,843
Deferred gain on sale of general partner interest in TLP	30,113	30,113
Other	20,454	29,343
Total	$184,634	$214,426

Sale of General Partner Interest in TLP

As previously reported, on February 1, 2016, we completed the sale of our general partner interest in TLP to ArcLight and deferred a portion of the gain on the sale and will recognize this amount over our future lease payment obligations, which is approximately seven years. During the three months and six months ended September 30, 2016, we recognized $7.6 million and $15.1 million, respectively, of the deferred gain in our condensed consolidated statements of operations. Within our condensed consolidated balance sheet, the current portion of the deferred gain, $30.1 million, is recorded in accrued expenses and other payables and the long-term portion, $154.4 million, is recorded in other noncurrent liabilities.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our condensed consolidated financial statements represents the other owners’ interests in these entities.

Business Combination Measurement Period

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the value of the assets acquired and liabilities assumed in a business combination. As discussed in Note 4, certain of our acquisitions are still within this measurement period, and as a result, the acquisition date fair values we have recorded for the assets acquired and liabilities assumed are subject to change.

Also, as discussed in Note 4, we made certain adjustments during the three months ended September 30, 2016 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the fiscal year ended March 31, 2016.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting Adjustments for Measurement-Period Adjustments.” The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU was effective for the Partnership beginning April 1, 2016, and required a prospective method of adoption.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of equity, net income, or cash flows.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses.” The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The ASU is effective for the Partnership beginning April 1, 2020, and requires a modified retrospective method of adoption, although early adoption is permitted. We are in the process of assessing the impact of this ASU on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU is effective for the Partnership beginning April 1, 2018, and allows for both full retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Note 3—Income (Loss) Per Common Unit

Our income (loss) per common unit is as follows for the periods indicated:

		As Restated		As Restated
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except unit and per unit amounts)
Net (loss) income	$(66,658)	$(6,100)	$116,095	$(31,107)
Less: Net loss (income) attributable to noncontrolling interests	59	(3,497)	(5,774)	(7,847)
Net (loss) income attributable to NGL Energy Partners LP	(66,599)	(9,597)	110,321	(38,954)
Less: Distributions to preferred unitholders	(8,668)	—	(12,052)	—
Less: Net loss (income) allocated to general partner (1)	45	(16,185)	(158)	(31,559)
Net (loss) income allocated to common unitholders	$(75,222)	$(25,782)	$98,111	$(70,513)
Basic (loss) income per common unit	$(0.71)	$(0.25)	$0.93	$(0.67)
Diluted (loss) income per common unit	$(0.71)	$(0.25)	$0.91	$(0.67)
Basic weighted average common units outstanding	106,186,389	105,189,463	105,183,556	104,542,427
Diluted weighted average common units outstanding	106,186,389	105,189,463	107,997,549	104,542,427

(1)	Net income (loss) allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights, which are discussed in Note 11.

The diluted weighted average common units outstanding for the six months ended September 30, 2016 included 2,803,436 warrants and 10,621 performance units that were considered dilutive for the period. For the six months ended September 30, 2016 and 2015, the restricted units were considered antidilutive. For the six months ended September 30, 2016, the convertible preferred units were considered antidilutive.

Note 4—Acquisitions

Fiscal Year Ending March 31, 2017

Water Solutions Facilities

During the six months ended September 30, 2016, we acquired three water solutions facilities and paid $26.9 million of cash. In addition, we have recorded contingent consideration liabilities within accrued expenses and other payables and other noncurrent liabilities related to future royalty payments due to the sellers of one of these facilities. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per disposal barrel and percentage of oil revenues, multiplied by the expected disposal volumes and oil revenue for the expected useful life of the facility and disposal well. This amount was then discounted to present value using our weighted average cost of capital plus a premium representative of the uncertainty associated with the expected disposal volumes and oil revenue. As of the acquisition date, we recorded a contingent liability of $2.6 million. Also, for one of these facilities, we have recorded a liability for contingent royalty payments. We estimated the contingent royalty payments based on the contracted royalty rate, which is a flat rate per disposal barrel, multiplied by the expected disposal volumes for the expected useful life of the facility and disposal well. This amount was then discounted to present value using our weighted average cost of capital plus a premium representative of the uncertainty associated with the expected disposal volumes. As of the acquisition date, we recorded a contingent royalty liability of $8.2 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed for these water solutions facilities, and as a result, the estimates of fair value at September 30, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending June 30, 2017. The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$15,021
Goodwill	18,933
Intangible assets	3,878
Current liabilities	(1,239)
Other noncurrent liabilities	(9,697)
Fair value of net assets acquired	$26,896

Goodwill represents a premium paid to expand the number of our disposal sites in an oilfield production basin currently serviced by us, thereby enhancing our competitive position as a provider of disposal services in this oilfield production basin. We estimate that all of the goodwill will be deductible for federal income tax purposes.

Acquisition of Remaining Interest in Water Solutions Facilities

On September 15, 2016, we acquired the remaining 25% ownership interest in three water solutions facilities and paid $10.0 million of cash. The acquisition of the remaining interest was accounted for as an equity transaction, no gain or loss was recorded and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. As of the date of the transaction, the 25% interest had a carrying value of $7.4 million.

Water Pipeline Company

As discussed below, on January 7, 2016, we acquired a 57.125% interest in an existing produced water pipeline company operating in the Delaware Basin portion of West Texas. On June 3, 2016, we acquired an additional 24.5% interest in this water pipeline company as part of the purchase and sale agreement discussed in Note 15. As we control this entity (and continue to retain our controlling financial interest), the acquisition of the additional interest was accounted for as an equity transaction, no gain or loss was recorded and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. As of the date of the transaction, the 24.5% interest had a carrying value of $5.2 million.

Water Supply Company

On June 3, 2016, we acquired the remaining 65% ownership interest in a water supply company (see Note 2). In exchange for this additional interest, we paid $1.0 million of cash and assumed an outstanding note payable, which relates to money this entity previously borrowed from us. Prior to the completion of this transaction, we accounted for our previously held 35% ownership interest of this water supply company using the equity method of accounting (see Note 2). As we now own a controlling interest in this entity, we revalued our previously held 35% ownership interest to fair value of $0.8 million and recorded a loss of $14.9 million, which is recorded within revaluation of investments in our condensed consolidated statement of operations. As the amount paid (cash plus the fair value of our previously held ownership interest) was less than the fair value of the assets acquired and liabilities assumed, we recorded a gain on bargain purchase of $0.6 million within revaluation of investments in our condensed consolidated statement of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this business combination, and as a result, the estimates of fair value at September 30, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending June 30, 2017. The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$1,713
Property, plant and equipment	8,874
Intangible asset	14,472
Current liabilities	(2,765)
Notes payable-intercompany	(19,900)
Fair value of net assets acquired	$2,394

Retail Propane Businesses

During the six months ended September 30, 2016, we acquired three retail propane businesses and paid $72.1 million of cash and issued 218,617 common units, valued at $4.0 million, in exchange for these assets and operations. In connection with the issuance of the common units, we issued 219 general partner units to our general partner and less than $0.1 million in order to maintain its 0.1% general partner interest in us. The agreement for these acquisitions contemplate post-closing payments for certain working capital items.

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in these business combinations, and as a result, the estimates of fair value at September 30, 2016 are subject to change. We expect to complete this process before we issue our financial statements for the three months ending June 30, 2017. The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$6,282
Property, plant and equipment	30,576
Goodwill	9,419
Intangible assets	36,950
Current liabilities	(5,555)
Other noncurrent liabilities	(1,587)
Fair value of net assets acquired	$76,085

Fiscal Year Ended March 31, 2016

Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the value of the assets acquired and liabilities assumed in a business combination.

Water Pipeline Company

During the six months ended September 30, 2016, we finalized the purchase price accounting for the 57.125% interest acquired in a water pipeline company on January 7, 2016. During the three months ended June 30, 2016, we recorded an adjustment to reclassify approximately $1.1 million from property, plant and equipment to intangible assets, in order to present the fair value of the acquired rights-of-way as an indefinite-lived asset, which is consistent with our historical accounting policies. During the six months ended September 30, 2016, we recorded an adjustment of $0.3 million to other noncurrent liabilities to recognize an asset retirement obligation related to assets that we acquired. This adjustment also increased goodwill by the same amount. There have been no other adjustments to the fair value of assets acquired and liabilities assumed which were disclosed in our Annual Report.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Water Solutions Facilities

During the three months ended June 30, 2016, we finalized the purchase price accounting for nine water facilities acquired under the development agreement during the fiscal year ended March 31, 2016. During the three months ended June 30, 2016, we received additional information and recorded an adjustment of $0.7 million to property, plant and equipment to recognize the fair value of additional assets that we acquired. This adjustment also reduced goodwill by the same amount. In addition, we paid $1.0 million in cash to the seller during the three months ended June 30, 2016 for consideration that was held back at the acquisition date, which we recorded as a liability to accrued expenses and other payables.

Retail Propane Businesses

During the six months ended September 30, 2016, we finalized the purchase price accounting for five retail propane businesses we acquired during the fiscal year ended March 31, 2016 and paid $0.3 million in cash to a seller during the six months ended September 30, 2016 for consideration that was held back at the acquisition date, which we recorded as a liability to accrued expenses and other payables.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives	September 30, 2016	March 31, 2016
		(in thousands)
Natural gas liquids terminal and storage assets	2–30 years	$168,754	$169,758
Refined products terminal assets and equipment	20 years	6,844	6,844
Retail propane equipment	2–30 years	227,442	201,312
Vehicles and railcars	3–25 years	194,291	185,547
Water treatment facilities and equipment	3–30 years	535,255	508,239
Crude oil tanks and related equipment	2–40 years	140,245	137,894
Barges and towboats	5–40 years	89,973	86,731
Information technology equipment	3–7 years	42,218	38,653
Buildings and leasehold improvements	3–40 years	123,005	118,885
Land		50,132	47,114
Tank bottoms		20,105	20,355
Other	3–30 years	56,450	11,699
Construction in progress		425,066	383,032
		2,079,780	1,916,063
Accumulated depreciation		(324,364)	(266,491)
Net property, plant and equipment		$1,755,416	$1,649,572

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation expense	$28,703	$34,469	$56,357	$70,264
Capitalized interest expense	1,069	549	4,804	690

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. The following table summarizes the tank bottoms included in the table above at the dates indicated:

	September 30, 2016		March 31, 2016
Product	Volume (in barrels) (in thousands)	Value (in thousands)	Volume (in barrels) (in thousands)	Value (in thousands)
Crude oil	229	$19,120	231	$19,348
Other	24	985	24	1,007
Total		$20,105		$20,355

Loss on Disposal of Assets

During the three months and six months ended September 30, 2016, we recorded losses of $8.5 million and $10.8 million, respectively, due primarily to the sales and write-down of certain assets in our Crude Oil Logistics and Water Solutions segments. During the three months and six months ended September 30, 2015, we recorded losses of $1.1 million and $1.7 million, respectively, primarily due to the sales of certain assets in our Crude Oil Logistics and Water Solutions segments. These losses are reported within loss (gain) on disposal or impairment of assets, net in our condensed consolidated statements of operations.

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the six months ended September 30, 2016:

	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2016	$579,846	$290,915	$266,046	$127,428	$51,127	$1,315,362
Revisions to acquisition accounting (Note 4)	—	(419)	—	(2)	—	(421)
Acquisitions (Note 4)	—	18,933	—	9,419	—	28,352
Adjustment to initial impairment estimate	—	124,662	—	—	—	124,662
Balances at September 30, 2016	$579,846	$434,091	$266,046	$136,845	$51,127	$1,467,955

Goodwill Adjustment to Initial Impairment Estimate

During the three months ended March 31, 2016, we recorded a preliminary goodwill impairment charge of $380.2 million. During the three months ended June 30, 2016, we finalized our goodwill impairment analysis, with the assistance of a third party valuation firm. As a result of finalizing our analysis, we determined that we needed to reverse $124.7 million of the previously recorded goodwill impairment recorded during the three months ended March 31, 2016. The reversal was due primarily to the change in the fair value of our customer relationship intangible assets. With the assistance of the third party valuation firm, inputs such as revenue growth rates and attrition rates related to existing customers were refined and resulted in a lower fair value allocated to customer relationships than in our preliminary calculation. We recorded the reversal within loss (gain) on disposal or impairment of assets, net in our condensed consolidated statement of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		September 30, 2016			March 31, 2016
Description	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Amortizable:
Customer relationships	3–20 years	$883,896	$274,111	$609,785	$852,118	$233,838	$618,280
Pipeline capacity rights	30 years	161,589	8,957	152,632	119,636	6,559	113,077
Water facility development agreement	5 years	—	—	—	14,000	7,700	6,300
Executory contracts and other agreements	2–30 years	22,713	19,699	3,014	23,920	21,075	2,845
Non-compete agreements	2–32 years	31,784	15,101	16,683	20,903	13,564	7,339
Trade names	1–10 years	15,439	12,882	2,557	15,439	12,034	3,405
Debt issuance costs (1)	3 years	39,977	25,564	14,413	39,942	22,108	17,834
Total amortizable		1,155,398	356,314	799,084	1,085,958	316,878	769,080
Non-amortizable:
Customer commitments		310,000	—	310,000	310,000	—	310,000
Rights-of-way and easements		47,721	—	47,721	47,190	—	47,190
Water rights		14,472	—	14,472	—	—	—
Trade names		18,870	—	18,870	22,620	—	22,620
Total non-amortizable		391,063	—	391,063	379,810	—	379,810
Total		$1,546,461	$356,314	$1,190,147	$1,465,768	$316,878	$1,148,890

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

The weighted-average remaining amortization period for intangible assets is approximately 8.6 years.

Write off of Intangible Assets

As a result of terminating the development agreement in the Water Solutions segment (see Note 15), we incurred a loss of $5.8 million to write off the water facility development agreement. During the six months ended September 30, 2016, we wrote-off $5.2 million related to the value of an indefinite-lived trade name intangible asset in conjunction with finalizing our goodwill impairment analysis (see Note 6). These losses are reported within loss (gain) on disposal or impairment of assets, net in our condensed consolidated statement of operations.

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2016	2015	2016	2015
	(in thousands)
Depreciation and amortization	$21,900	$22,291	$43,152	$46,328
Cost of sales	1,749	1,700	3,345	3,401
Interest expense	1,731	1,470	3,456	2,954
Total	$25,380	$25,461	$49,953	$52,683

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Expected amortization of intangible assets, exclusive of assets that are not yet amortizable, is as follows (in thousands):

Year Ending March 31,
2017 (six months)	$51,028
2018	98,717
2019	89,701
2020	82,185
2021	69,422
Thereafter	408,031
Total	$799,084

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2016			March 31, 2016
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$1,312,000	$—	$1,312,000	$1,229,500	$—	$1,229,500
Working capital borrowings	710,500	—	710,500	618,500	—	618,500
5.125% Notes due 2019	383,467	(3,871)	379,596	388,467	(4,681)	383,786
6.875% Notes due 2021	369,063	(6,433)	362,630	388,289	(7,545)	380,744
6.650% Notes due 2022	250,000	(3,055)	246,945	250,000	(3,166)	246,834
Other long-term debt	59,506	(123)	59,383	61,488	(108)	61,380
	3,084,536	(13,482)	3,071,054	2,936,244	(15,500)	2,920,744
Less: Current maturities	8,046	—	8,046	7,907	—	7,907
Long-term debt	$3,076,490	$(13,482)	$3,063,008	$2,928,337	$(15,500)	$2,912,837

(1)	Debt issuance costs related to the Revolving Credit Facility (as defined herein) are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to our notes due in 2019, 2021 and 2022 and other long-term debt was $1.0 million and $0.8 million during the three months ended September 30, 2016 and 2015, respectively, and $1.8 million and $1.6 million during the six months ended September 30, 2016 and 2015, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Year Ending March 31,
2017 (six months)	$1,619
2018	3,229
2019	3,226
2020	2,236
2021	1,827
Thereafter	1,345
Total	$13,482

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Credit Agreement

We have entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At September 30, 2016, our Revolving Credit Facility had a total capacity of $2.484 billion. Our Revolving Credit Facility has an “accordion” feature that allows us to increase the capacity by $150 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments.

The Expansion Capital Facility had a total capacity of $1.446 billion for cash borrowings at September 30, 2016. At that date, we had outstanding borrowings of $1.312 billion on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.038 billion for cash borrowings and letters of credit at September 30, 2016. At that date, we had outstanding borrowings of $710.5 million and outstanding letters of credit of $75.3 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our condensed consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate plus a margin of 0.50% to 1.75% per year or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.75% per year. The applicable margin is determined based on our consolidated leverage ratio (as defined in the Credit Agreement). At September 30, 2016, the borrowings under the Credit Agreement had an average interest rate of 2.83%, calculated as the LIBOR rate of 0.53% plus a margin of 2.25% for LIBOR borrowings and the prime rate of 3.50% plus a margin of 1.25% on alternate base rate borrowings. At September 30, 2016, the interest rate in effect on letters of credit was 2.25%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused capacity.

The Revolving Credit Facility is secured by substantially all of our assets. The Credit Agreement also specifies that our leverage ratio cannot be more than 4.75 to 1 and that our interest coverage ratio cannot be less than 2.75 to 1 at any quarter end. At September 30, 2016, our leverage ratio was approximately 4.15 to 1 and our interest coverage ratio was approximately 4.60 to 1.

At September 30, 2016, we were in compliance with the covenants under the Credit Agreement.

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

At September 30, 2016, we were in compliance with the covenants under the indenture governing the 2019 Notes.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

The 2021 Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year. We have the right to redeem the 2021 Notes before the maturity date, although we would be required to pay a premium for early redemption.

At September 30, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes.

2022 Notes

On June 19, 2012, we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) whereby we issued $250.0 million of Senior Notes in a private placement (the “2022 Notes”). The 2022 Notes bear interest at a fixed rate of 6.65%, which is payable quarterly. The 2022 Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to prepay outstanding principal, although we would incur a prepayment penalty. On September 30, 2016, we amended our Note Purchase Agreement which, among other things, changes the maximum allowable leverage ratio to match the maximum allowable leverage ratio and the calculation of such ratio under our Credit Agreement. Additionally, the amendment provides for an increase in interest charged should our leverage ratio exceed certain predetermined levels. The 2022 Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

At September 30, 2016, we were in compliance with the covenants under the Note Purchase Agreement.

Other Long-Term Debt

We have certain notes payable related to equipment financing. We have also executed various noninterest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. These instruments have a combined principal balance of $59.5 million at September 30, 2016, and the interest rates on these instruments range from 1.17% to 7.08% per year.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2016:

Year Ending March 31,	Revolving Credit Facility	2019 Notes	2021 Notes	2022 Notes	Other Long-Term Debt	Total
	(in thousands)
2017 (six months)	$—	$—	$—	$—	$3,405	$3,405
2018	—	—	—	25,000	8,014	33,014
2019	2,022,500	—	—	50,000	6,857	2,079,357
2020	—	383,467	—	50,000	6,372	439,839
2021	—	—	—	50,000	34,728	84,728
Thereafter	—	—	369,063	75,000	130	444,193
Total	$2,022,500	$383,467	$369,063	$250,000	$59,506	$3,084,536

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

We have certain taxable corporate subsidiaries in the United States and in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2013 to 2016 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in our condensed consolidated financial statements at September 30, 2016 or March 31, 2016.

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

Environmental Matters

Our condensed consolidated balance sheet at September 30, 2016 includes a liability, measured on an undiscounted basis, of $2.2 million related to environmental matters, which is reported within accrued expenses and other payables. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

As previously disclosed, the U.S. Environmental Protection Agency (“EPA”) had informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (hereafter referred to as “Gavilon”) of alleged violations in 2011 by Gavilon of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by NGL in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint relates to transactions between Gavilon and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon in 2011. The complaint seeks an order declaring that the RINs generated by Western Dubuque be declared invalid, that the defendants retire and replace such RINs and that the defendants pay statutory civil penalties. Consistent with our position against the previous EPA allegations, we deny the allegations in this civil complaint and intend to vigorously defend ourselves in the civil action. However, at this time NGL is unable to determine the outcome of this action or its significance to us.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

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

Balance at March 31, 2016	$5,574
Liabilities assumed in acquisitions	406
Accretion expense	207
Balance at September 30, 2016	$6,187

In addition to the obligations discussed above, we may be obligated to remove facilities or perform other remediation upon retirement of certain other assets. We do not believe the present value of these asset retirement obligations, under current laws and regulations, after taking into consideration the estimated lives of our facilities, is material to our consolidated financial position or results of operations.

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at September 30, 2016 (in thousands):

Year Ending March 31,
2017 (six months)	$67,837
2018	122,935
2019	101,047
2020	90,112
2021	80,457
Thereafter	135,486
Total	$597,874

Rental expense relating to operating leases was $27.0 million and $33.3 million during the three months ended September 30, 2016 and 2015, respectively, and $56.9 million and $67.1 million during the six months ended September 30, 2016 and 2015, respectively.

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. The following table summarizes future minimum throughput payments under these agreements at September 30, 2016 (in thousands):

Year Ending March 31,
2017 (six months)	$26,008
2018	52,082
2019	52,170
2020	42,418
Total	$172,678

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods. The following table summarizes such commitments at September 30, 2016:

	Volume	Value
	(in thousands)
Purchase commitments:
Natural gas liquids fixed-price (gallons)	35,592	$18,710
Natural gas liquids index-price (gallons)	587,044	347,020
Crude oil fixed-price (barrels)	1,993	88,079
Crude oil index-price (barrels)	14,466	655,273
Sale commitments:
Natural gas liquids fixed-price (gallons)	163,546	105,868
Natural gas liquids index-price (gallons)	414,042	317,983
Crude oil fixed-price (barrels)	3,415	152,584
Crude oil index-price (barrels)	12,953	637,731

We account for the contracts shown in the table above as normal purchases and normal sales. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs. Contracts in the table above may have offsetting derivative contracts (as discussed in Note 12) or inventory positions (as discussed in Note 2).

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our condensed consolidated balance sheet and are not included in the table above. These contracts are included in the derivative disclosures in Note 12, and represent $41.0 million of our prepaid expenses and other current assets and $29.6 million of our accrued expenses and other payables at September 30, 2016.

Note 11—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts and obligations.

Our Distributions

The following table summarizes distributions declared for the last three quarters:

Date Declared	Record Date	Date Paid/Payable	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 21, 2016	May 3, 2016	May 13, 2016	$0.3900	$40,626	$70
July 22, 2016	August 4, 2016	August 12, 2016	0.3900	41,146	71
October 20, 2016	November 4, 2016	November 14, 2016	0.3900	41,907	72

Class A Convertible Preferred Units

On April 21, 2016, we entered into a private placement agreement to issue $200 million of 10.75% Class A Convertible Preferred Units (“Preferred Units”) to Oaktree Capital Management L.P. and its co-investors (“Oaktree”). On June 23, 2016, the private placement agreement was amended to increase the aggregate principal amount from $200 million to $240

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

million. On May 11, 2016, we received an initial $100 million (“initial closing date”) and Oaktree received 8,309,237 Preferred Units, and on June 24, 2016, we received the remaining $140 million (“second closing date”) and Oaktree received 11,632,932 Preferred Units. In addition, Oaktree received 4,375,112 warrants (1,822,963 at the initial closing date and 2,552,149 at the second closing date) to purchase common units at an exercise price of $0.01 per common unit.

We will pay a cumulative, quarterly distribution in arrears at an annual rate of 10.75% on the Preferred Units then outstanding in cash, to the extent declared by the board of directors of our general partner. To the extent declared, such distributions will be paid for each such quarter within 45 days after each quarter end. On July 22, 2016, we declared a pro rata distribution for the three months ended June 30, 2016 of $1.8 million which was paid to the holders of the Preferred Units on August 12, 2016. On October 20, 2016, we declared a distribution for the three months ended September 30, 2016 of $6.4 million to be paid to the holders of the Preferred Units on November 14, 2016.

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

At any time after the third anniversary of the initial closing date, the Preferred Unit holders shall have the right to convert all of the outstanding Preferred Units at a price per Preferred Unit equal to the purchase price multiplied by the conversion multiple then in effect, which may be settled in common units, cash or a combination, at our discretion. The conversion multiple means if our common units are trading at or above $12.035 (“the initial conversion price”), the conversion price is not adjusted. However, if the conversion price is less than the initial conversion price, the conversion price will be reset to the greater of (i) the adjusted volume weighted average price of our common units for the fifteen trading days immediately preceding the third anniversary of the closing date or (ii) $5.00.

Upon a change of control of the Partnership, each Preferred Unit holder shall have the right, at its election, to either (i) elect to have its Preferred Units converted to common units; (ii) if we are the surviving entity of such change of control, it can elect to continue to hold its Preferred Units; or (iii) require us to redeem its Preferred Units for cash equal to (a) prior to the first anniversary of the closing date, 140% of the unit purchase price; (b) on or after the first but prior to the second anniversary of the closing date, 130% of the unit purchase price; (c) on or after the second anniversary of the closing date, 120% of the unit purchase price; and (d) thereafter, 101% of the unit purchase price. In each case, this amount will include any accrued but unpaid distributions at the redemption date.

Under the private placement agreement, we are required to file within 180 days of the initial closing date a registration statement registering the resales of common units issued or to be issued upon conversion of the Preferred Units or exercise of the warrants and have the registration statement declared effective within 360 days after the closing date. We are required to continue to maintain the effectiveness of the registration statement until all securities have been sold. If the registration statement is not effective before the deadline, then the Preferred Unit holders shall be entitled to liquidated damages. The liquidated damages, which would accrue daily, are an amount equal to 0.25% of the multiplier for the first 60 day period following the effectiveness deadline plus an additional 0.25% of the multiplier for each subsequent 30 day period (i.e. 0.50% for 61-90 days, 0.75% for 91-120 days and 1.00% thereafter) up to a maximum of 1.00% of the liquidated damage multiplier per 30 day period, until the registration statement becomes effective or the Preferred Units are sold.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

third anniversary. Upon a change of control or in the event we exercise our redemption right with respect to the Preferred Units, all unvested warrants shall immediately vest and be exercisable in full.

We received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of Preferred Units and warrants. We allocated these net proceeds, on a relative fair value basis, to the Preferred Units ($186.4 million), which includes the value of the beneficial conversion feature, and warrants ($48.6 million). As discussed below, $131.5 million of the amount allocated to the Preferred Units is allocated to the intrinsic value of a beneficial conversion feature. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. Per the applicable accounting guidance, we are required to allocate a portion of the proceeds allocated to the Preferred Units to the beneficial conversion feature based on the intrinsic value of the beneficial conversion feature. The intrinsic value is calculated at the commitment date based on the difference between the fair value of the common units at the issuance date (number of common units issuable at conversion multiplied by the per share value of our common units at the issuance date) and the proceeds attributed to the Preferred Units. We record the accretion attributed to the beneficial conversion feature as a deemed distribution using the effective interest method over the three year period prior to the effective dates of the holders’ conversion right. Accretion for the beneficial conversion feature was $2.2 million for the three months ended September 30, 2016 and $3.8 million for the six months ended September 30, 2016.

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

Amended and Restated Partnership Agreement

On June 24, 2016, NGL Energy Holdings LLC executed the Third Amended and Restated Agreement of Limited Partnership. The preferences, rights, powers and duties of holders of the Preferred Units are defined in the amended and restated partnership agreement. The Preferred Units rank senior to the common units, with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless redeemed by the Partnership or converted into common units at the election of the Partnership or the Preferred Unit holders or in connection with a change of control.

At-The-Market Program

On August 24, 2016, we entered into an equity distribution program in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell common units for up to $200.0 million in gross proceeds. This ATM Program is registered with the SEC on an effective registration statement on Form S-3. During the three months ended September 30, 2016, we sold 524,000 common units for proceeds of $9.6 million, net of offering costs of less than $0.1 million. In connection with the issuance of the common units, we issued 524 general partner units to our general partner and less than $0.1 million in order to maintain its 0.1% general partner interest in us. As of September 30, 2016, approximately $190.4 million remained available for sale under the Partnership’s ATM Program.

Subsequent to September 30, 2016, we sold an additional 192,000 common units for proceeds of $3.7 million, net of offering costs of less than $0.1 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

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

During the three months ended September 30, 2016, we changed our process for how taxes are withheld upon the vesting of restricted units. Previously, employees could choose to pay cash for their portion of the taxes or have us withhold enough units to meet their tax withholding requirements. Employees could also elect to have the units withheld to exceed the statutory minimums. Now, employees will still be able to pay cash to satisfy their tax obligation or they can elect to sell enough units, through a broker assisted cashless exercise program, to meet their tax obligation. As a result of this change in process, the unvested restricted units and future grants are eligible for equity classification. Prior to this change in process, we classified any Service Awards or Performance Awards granted as liabilities and were required to recalculate the fair value of the award at each reporting date. Awards classified as equity are valued only at their grant date and are not revalued at each reporting date. As of June 30, 2016, we had liabilities related to our Service Awards and Performance Awards of $25.6 million and $1.8 million, respectively, which we reclassified to equity.

The following table summarizes the Service Award activity during the six months ended September 30, 2016:

Unvested Service Award units at March 31, 2016	2,297,132
Units granted	3,048,100
Units vested and issued	(2,340,082)
Units forfeited	(322,100)
Unvested Service Award units at September 30, 2016	2,683,050

The following table summarizes the scheduled vesting of our unvested Service Award units:

Year Ending March 31,
2017 (six months)	10,000
2018	887,350
2019	894,800
Thereafter	890,900
Unvested Service Award units at September 30, 2016	2,683,050

Service Awards are valued at the market price as of the date of grant less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. During the three months ended September 30, 2016 and 2015, we recorded compensation expense related to Service Award units of $25.8 million and $14.9 million, respectively. During the six months ended September 30, 2016 and 2015, we recorded compensation expense related to Service Award units of $46.7 million and $33.4 million, respectively.

Of the restricted units granted and vested during the six months ended September 30, 2016, 1,008,091 units were granted as a bonus for performance during the fiscal year ended March 31, 2016. We accrued expense of $16.8 million during the fiscal year ended March 31, 2016 as an estimate of the value of such bonus units that would be granted. During the six months ended September 30, 2016, we recorded an additional $2.2 million to true up the estimate to the $19.0 million of actual expense associated with these bonuses. Since the units were not formally granted until August 2016, the full $19.0 million is reflected in the expense during the three months and six months ended September 30, 2016 in the amounts in the preceding paragraph above.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at September 30, 2016 (in thousands):

Year Ending March 31,
2017 (six months)	$9,329
2018	12,239
2019	8,853
Thereafter	2,317
Total	$32,738

During April 2015, our general partner granted Performance Award units to certain employees. The number of Performance Award units that will vest is contingent on the performance of our common units relative to the performance of the other entities in the Index. Performance will be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. As of September 30, 2016, performance will be measured over the following periods:

Vesting Date of Tranche	Performance Period for Tranche
July 1, 2017	July 1, 2014 through June 30, 2017
July 1, 2018	July 1, 2015 through June 30, 2018
July 1, 2019	July 1, 2016 through June 30, 2019

The following table summarizes the percentage of the maximum Performance Award units that will vest depending on the percentage of entities in the Index that NGL outperforms:

Our Relative Total Unitholder Return Percentile Ranking	Payout (% of Target Units)
Less than 50th percentile	0%
Between the 50th and 75th percentile	50%–100%
Between the 75th and 90th percentile	100%–200%
Above the 90% percentile	200%

The following table summarizes the Performance Award activity during the six months ended September 30, 2016:

Unvested Performance Award units at March 31, 2016	637,382
Units granted	932,309
Units forfeited	(380,691)
Unvested Performance Award units at September 30, 2016	1,189,000

During the July 1, 2013 through June 30, 2016 performance period, the return on our common units was below the return of the 50th percentile of our peer companies in the Index. As a result, no units vested on July 1, 2016 and are considered to be forfeited.

We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. During the three months ended September 30, 2016 and 2015, we recorded compensation expense related to Performance Award units of $1.6 million and $0.3 million, respectively. During the six months ended September 30, 2016 and 2015, we recorded compensation expense related to Performance Award units of $3.1 million and $18.1 million, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

The following table summarizes the estimated future expense we expect to record on the unvested Performance Award units at September 30, 2016 (in thousands):

Year Ending March 31,
2017 (six months)	$4,138
2018	6,197
2019	3,232
Thereafter	655
Total	$14,222
The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common units. The maximum number of units deliverable under the LTIP plan automatically increases to 10% of the issued and outstanding common units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, when an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. At September 30, 2016, approximately 1.1 million common units remain available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our condensed consolidated balance sheet at the dates indicated:

	September 30, 2016		March 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$2,512	$(40,260)	$47,361	$(3,983)
Level 2 measurements	42,455	(32,253)	32,700	(28,612)
	44,967	(72,513)	80,061	(32,595)

Netting of counterparty contracts (1)	(3,091)	3,091	(3,384)	3,384
Net cash collateral provided (held)	21	37,463	(18,176)	599
Commodity derivatives in condensed consolidated balance sheet	$41,897	$(31,959)	$58,501	$(28,612)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our condensed consolidated balance sheets at the dates indicated:

	September 30, 2016	March 31, 2016
	(in thousands)
Prepaid expenses and other current assets	$41,897	$58,501
Accrued expenses and other payables	(31,959)	(28,612)
Net commodity derivative asset	$9,938	$29,889

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2016:
Cross-commodity (1)	October 2016–March 2017	126	$1,465
Crude oil fixed-price (2)	October 2016–December 2016	(588)	(3,041)
Propane fixed-price (2)	October 2016–December 2017	462	518
Refined products fixed-price (2)	October 2016–September 2017	(5,628)	(22,607)
Other	October 2016–March 2022		(3,881)
			(27,546)
Net cash collateral provided			37,484
Net commodity derivative asset in condensed consolidated balance sheet			$9,938

At March 31, 2016:
Cross-commodity (1)	April 2016–March 2017	251	$1,663
Crude oil fixed-price (2)	April 2016–December 2016	(1,583)	(3,655)
Propane fixed-price (2)	April 2016–December 2017	540	(592)
Refined products fixed-price (2)	April 2016–June 2017	(5,355)	48,557
Other	April 2016–March 2017		1,493
			47,466
Net cash collateral held			(17,577)
Net commodity derivative asset in condensed consolidated balance sheet			$29,889

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

During the three months and six months ended September 30, 2016, we recorded a net gain of $14.7 million and a net loss of $45.0 million, respectively, and during the three months and six months ended September 30, 2015, we recorded net gains of $85.8 million and $44.5 million, respectively, from our commodity derivatives to cost of sales.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2016, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our condensed consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2016, we had $2.0 billion of outstanding borrowings under our Revolving Credit Facility at an average interest rate of 2.83%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2016 (in thousands):

2019 Notes	$360,459
2021 Notes	349,995
2022 Notes	253,838

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

		As Restated		As Restated
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Crude Oil Logistics:
Crude oil sales	$341,981	$997,106	$756,600	$2,309,889
Crude oil transportation and other	9,172	12,746	22,106	31,695
Elimination of intersegment sales	(1,268)	(2,274)	(2,870)	(6,222)
Total Crude Oil Logistics revenues	349,885	1,007,578	775,836	2,335,362
Water Solutions:
Service fees	28,528	35,203	54,225	71,941
Recovered hydrocarbons	5,681	10,746	12,877	26,564
Other revenues	5,524	1,545	8,384	3,282
Total Water Solutions revenues	39,733	47,494	75,486	101,787
Liquids:
Propane sales	101,613	98,770	198,084	204,260
Other product sales	135,700	160,836	249,435	308,347
Other revenues	8,075	10,122	15,222	19,622
Elimination of intersegment sales	(11,128)	(10,736)	(23,432)	(24,252)
Total Liquids revenues	234,260	258,992	439,309	507,977
Retail Propane:
Propane sales	36,170	36,119	77,811	79,304
Distillate sales	5,589	7,678	16,044	20,625
Other revenues	9,331	9,409	17,638	17,724
Elimination of intersegment sales	—	—	(16)	—
Total Retail Propane revenues	51,090	53,206	111,477	117,653
Refined Products and Renewables:
Refined products sales	2,274,715	1,704,259	4,151,572	3,413,208
Renewables sales	95,830	93,189	202,312	199,342
Service fees	(121)	28,739	11,145	56,812
Elimination of intersegment sales	(102)	(262)	(144)	(477)
Total Refined Products and Renewables revenues	2,370,322	1,825,925	4,364,885	3,668,885
Corporate and Other	248	—	515	—
Total revenues	$3,045,538	$3,193,195	$5,767,508	$6,731,664
Depreciation and Amortization:
Crude Oil Logistics	$9,025	$10,053	$17,993	$20,055
Water Solutions	25,129	22,416	49,563	43,262
Liquids	4,425	2,745	8,874	7,749
Retail Propane	10,705	8,909	20,392	17,615
Refined Products and Renewables	416	11,152	833	25,327
Corporate and Other	903	1,486	1,854	2,584
Total depreciation and amortization	$50,603	$56,761	$99,509	$116,592
Operating Income (Loss):
Crude Oil Logistics	$(19,039)	$(75)	$(19,664)	$11,885
Water Solutions	(4,430)	18,257	75,034	28,704
Liquids	8,384	20,370	8,327	19,899
Retail Propane	(8,717)	(1,765)	(11,219)	(2,465)
Refined Products and Renewables	11,387	(5,244)	161,156	27,776
Corporate and Other	(23,413)	(13,245)	(55,562)	(68,711)
Total operating (loss) income	$(35,828)	$18,298	$158,072	$17,088

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Crude Oil Logistics	$32,397	$44,384	$104,702	$107,023
Water Solutions	25,237	72,531	68,353	133,020
Liquids	6,693	18,886	13,161	36,064
Retail Propane	71,425	15,814	77,974	22,709
Refined Products and Renewables	1,143	7,588	1,167	23,283
Corporate and Other	614	—	1,732	1,169
Total	$137,509	$159,203	$267,089	$323,268

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	September 30, 2016	March 31, 2016
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,720,278	$1,679,027
Water Solutions	1,316,196	1,162,405
Liquids	575,963	572,081
Retail Propane	549,429	483,330
Refined Products and Renewables	219,157	180,783
Corporate and Other	32,495	36,198
Total	$4,413,518	$4,113,824

Total assets:
Crude Oil Logistics	$2,318,083	$2,197,113
Water Solutions	1,354,786	1,236,875
Liquids	785,303	693,872
Retail Propane	611,340	538,267
Refined Products and Renewables	904,386	765,806
Corporate and Other	100,020	128,222
Total	$6,073,918	$5,560,155

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

Certain members of our management and members of their families as well as other associated parties own interests in entities from which we have purchased products and services and to which we have sold products and services. During the six months ended September 30, 2016, $10.5 million of these transactions were capital expenditures and were recorded as increases to property, plant and equipment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Sales to SemGroup	$3,513	$4,593	$3,584	$42,031
Purchases from SemGroup	1,938	6,478	3,963	45,303
Sales to equity method investees	95	1,696	500	3,086
Purchases from equity method investees	27,345	24,816	57,992	55,764
Sales to entities affiliated with management	75	91	152	198
Purchases from entities affiliated with management	3,493	16,214	11,736	23,394

Accounts receivable from affiliates consist of the following at the dates indicated:

	September 30, 2016	March 31, 2016
	(in thousands)
Receivables from SemGroup	$3,401	$1,166
Receivables from equity method investees	—	14,446
Receivables from entities affiliated with management	139	13
Total	$3,540	$15,625

Accounts payable to affiliates consist of the following at the dates indicated:

	September 30, 2016	March 31, 2016
	(in thousands)
Payables to SemGroup	$4,015	$1,823
Payables to equity method investees	1,155	3,947
Payables to entities affiliated with management	1,074	1,423
Total	$6,244	$7,193

We also have a loan receivable of $1.7 million at September 30, 2016 from an equity method investee with an initial maturity date of March 31, 2021, which can be extended for successive one-year periods unless one of the parties terminates the loan agreement.

We had a loan receivable of $22.3 million at March 31, 2016 from an equity method investee. During the three months ended June 30, 2016, we received loan payments of $0.7 million from our investee in accordance with the loan agreement. During the three months ended June 30, 2016, we recorded an impairment of $1.7 million related to this loan receivable. On June 3, 2016, we acquired the remaining 65% ownership interest in this equity method investee (see Note 4) and this loan receivable is now eliminated upon consolidation.

Note 15—Other Matters

Purchase of Pipeline Capacity Allocations

On certain interstate refined product pipelines, shipment demand exceeds available capacity, and capacity is allocated to shippers based on their historical shipment volumes. During the six months ended September 30, 2016, we paid $42.0 million to acquire certain refined product pipeline capacity allocations from other shippers on the Colonial pipeline.

Termination of Development Agreement

On June 3, 2016, we entered into a purchase and sale agreement with the counterparty to the development agreement in our Water Solutions segment (as discussed in Note 4). Total cash consideration paid under the agreement was $49.6 million,

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

of which $2.1 million was withheld and recorded in accrued expenses and other payables as of June 30, 2016, and in return we received the following:

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

We accounted for the transaction as an acquisition of assets. Acquiring assets in groups requires not only ascertaining the cost of the asset (or net asset) group but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed/released based on their relative fair values and shall not give rise to goodwill or bargain purchase gains. We allocated $1.2 million of the total consideration to property, plant and equipment, $3.3 million to intangible assets, $2.8 million to noncontrolling interest, $25.5 million to the release of contingent consideration liabilities and $16.9 million to the termination of the development agreement. We recorded a $21.3 million gain on the release of $46.8 million of contingent consideration liabilities, which was recorded within gain on early extinguishment of liabilities in our condensed consolidated statement of operations during the six months ended September 30, 2016. For the termination of the development agreement, we recorded a loss of $22.7 million, which included the carrying value of the development agreement asset that was written off (see Note 7). This loss was recorded within loss (gain) on disposal or impairment of assets, net in our condensed consolidated statement of operations during the six months ended September 30, 2016.

Note 16—Subsequent Events

2023 Notes

In October 2016, we issued $700.0 million of Senior Unsecured Notes (the “2023 Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A and Regulation S under the Securities Act. We received net proceeds of approximately $688.0 million, after the initial purchasers’ discount of $10.5 million and estimated offering costs of $1.5 million. We used the net proceeds to reduce the outstanding balance on our Revolving Credit Facility.

The 2023 Notes mature on November 1, 2023 and bear interest at a fixed rate of 7.50%, payable on May 1 and November 1 of each year.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Condensed Consolidating Balance Sheet
(U.S. Dollars in Thousands)

	September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,116	$—	$12,179	$1,132	$—	$23,427
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	585,720	6,354	—	592,074
Accounts receivable-affiliates	—	—	3,540	—	—	3,540
Inventories	—	—	519,795	545	—	520,340
Prepaid expenses and other current assets	—	—	109,969	949	—	110,918
Total current assets	10,116	—	1,231,203	8,980	—	1,250,299
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,653,011	102,405	—	1,755,416
GOODWILL	—	—	1,448,661	19,294	—	1,467,955
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,166,439	23,708	—	1,190,147
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	190,662	—	—	190,662
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,290,616	—	(1,279,908)	(10,708)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,689,633	—	96,577	—	(1,786,210)	—
LOAN RECEIVABLE-AFFILIATE	—	—	1,700	—	—	1,700
OTHER NONCURRENT ASSETS	—	—	217,618	121	—	217,739
Total assets	$2,990,365	$—	$4,725,963	$143,800	$(1,786,210)	$6,073,918
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$510,535	$1,569	$—	$512,104
Accounts payable-affiliates	1	—	6,054	189	—	6,244
Accrued expenses and other payables	16,232	—	164,918	3,484	—	184,634
Advance payments received from customers	—	—	87,094	731	—	87,825
Current maturities of long-term debt	—	—	7,252	794	—	8,046
Total current liabilities	16,233	—	775,853	6,767	—	798,853
LONG-TERM DEBT, net of debt issuance costs and current maturities	989,171	—	2,067,264	6,573	—	3,063,008
OTHER NONCURRENT LIABILITIES	—	—	193,213	4,788	—	198,001
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	58,742	—	—	—	—	58,742
EQUITY:
Partners’ equity	1,926,219	—	1,690,096	125,851	(1,815,305)	1,926,861
Accumulated other comprehensive loss	—	—	(463)	(179)	—	(642)
Noncontrolling interests	—	—	—	—	29,095	29,095
Total equity	1,926,219	—	1,689,633	125,672	(1,786,210)	1,955,314
Total liabilities, convertible preferred units and equity	$2,990,365	$—	$4,725,963	$143,800	$(1,786,210)	$6,073,918

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

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
EQUITY:
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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Condensed Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	Three Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$3,034,053	$12,118	$(633)	$3,045,538
COST OF SALES	—	—	2,928,036	1,327	(633)	2,928,730
OPERATING COSTS AND EXPENSES:
Operating	—	—	68,750	4,505	—	73,255
General and administrative	—	—	27,686	240	—	27,926
Depreciation and amortization	—	—	47,740	2,863	—	50,603
Loss (gain) on disposal or impairment of assets, net	—	—	896	(44)	—	852
Operating (Loss) Income	—	—	(39,055)	3,227	—	(35,828)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	53	—	—	53
Interest expense	(16,364)	—	(16,870)	(291)	83	(33,442)
Gain on early extinguishment of liabilities	—	—	938	—	—	938
Other income, net	—	—	2,154	10	(83)	2,081
(Loss) Income Before Income Taxes	(16,364)	—	(52,780)	2,946	—	(66,198)
INCOME TAX EXPENSE	—	—	(460)	—	—	(460)
EQUITY IN NET (LOSS) INCOME OF CONSOLIDATED SUBSIDIARIES	(50,235)	—	3,005	—	47,230	—
Net (Loss) Income	(66,599)	—	(50,235)	2,946	47,230	(66,658)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					59	59
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(8,668)	(8,668)
LESS: NET LOSS ALLOCATED TO GENERAL PARTNER					45	45
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(66,599)	$—	$(50,235)	$2,946	$38,666	$(75,222)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Condensed Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	As Restated
	Three Months Ended September 30, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$3,153,370	$49,442	$(9,617)	$3,193,195
COST OF SALES	—	—	3,009,777	5,610	(9,561)	3,005,826
OPERATING COSTS AND EXPENSES:
Operating	—	—	75,023	22,663	(56)	97,630
General and administrative	—	—	24,538	4,760	—	29,298
Depreciation and amortization	—	—	45,006	11,755	—	56,761
Loss (gain) on disposal or impairment of assets, net	—	—	1,294	(3)	—	1,291
Revaluation of liabilities	—	—	(15,909)	—	—	(15,909)
Operating Income	—	—	13,641	4,657	—	18,298
OTHER INCOME (EXPENSE):
Equity in (loss) earnings of unconsolidated entities	—	—	(23)	2,455	—	2,432
Interest expense	(17,913)	—	(11,351)	(2,381)	74	(31,571)
Other income, net	—	—	1,916	113	(74)	1,955
(Loss) Income Before Income Taxes	(17,913)	—	4,183	4,844	—	(8,886)
INCOME TAX BENEFIT (EXPENSE)	—	—	2,793	(7)	—	2,786
EQUITY IN NET INCOME OF CONSOLIDATED SUBSIDIARIES	8,316	—	1,340	—	(9,656)	—
Net (Loss) Income	(9,597)	—	8,316	4,837	(9,656)	(6,100)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(3,497)	(3,497)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(16,185)	(16,185)
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(9,597)	$—	$8,316	$4,837	$(29,338)	$(25,782)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Condensed Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	Six Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$5,749,034	$19,469	$(995)	$5,767,508
COST OF SALES	—	—	5,493,864	2,301	(995)	5,495,170
OPERATING COSTS AND EXPENSES:
Operating	—	—	139,631	8,796	—	148,427
General and administrative	—	—	69,312	485	—	69,797
Depreciation and amortization	—	—	94,049	5,460	—	99,509
Gain on disposal or impairment of assets, net	—	—	(203,443)	(24)	—	(203,467)
Operating Income	—	—	155,621	2,451	—	158,072
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	447	—	—	447
Revaluation of investments	—	—	(14,365)	—	—	(14,365)
Interest expense	(32,690)	—	(30,898)	(453)	161	(63,880)
Gain on early extinguishment of liabilities	8,614	—	22,276	—	—	30,890
Other income, net	—	—	5,990	24	(161)	5,853
(Loss) Income Before Income Taxes	(24,076)	—	139,071	2,022	—	117,017
INCOME TAX EXPENSE	—	—	(922)	—	—	(922)
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	134,397	—	(3,752)	—	(130,645)	—
Net Income	110,321	—	134,397	2,022	(130,645)	116,095
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(5,774)	(5,774)
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(12,052)	(12,052)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(158)	(158)
NET INCOME ALLOCATED TO COMMON UNITHOLDERS	$110,321	$—	$134,397	$2,022	$(148,629)	$98,111

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Condensed Consolidating Statement of Operations
(U.S. Dollars in Thousands)

	As Restated
	Six Months Ended September 30, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$6,650,251	$100,621	$(19,208)	$6,731,664
COST OF SALES	—	—	6,333,438	14,022	(19,083)	6,328,377
OPERATING COSTS AND EXPENSES:
Operating	—	—	160,323	43,022	(125)	203,220
General and administrative	—	—	81,208	10,571	—	91,779
Depreciation and amortization	—	—	90,545	26,047	—	116,592
Loss (gain) on disposal or impairment of assets, net	—	—	1,715	(3)	—	1,712
Revaluation of liabilities	—	—	(27,104)	—	—	(27,104)
Operating Income	—	—	10,126	6,962	—	17,088
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	2,872	8,278	—	11,150
Interest expense	(35,714)	—	(22,344)	(4,463)	148	(62,373)
Other income, net	—	—	691	237	(148)	780
(Loss) Income Before Income Taxes	(35,714)	—	(8,655)	11,014	—	(33,355)
INCOME TAX BENEFIT (EXPENSE)	—	—	2,286	(38)	—	2,248
EQUITY IN NET (LOSS) INCOME OF CONSOLIDATED SUBSIDIARIES	(3,240)	—	3,129	—	111	—
Net (Loss) Income	(38,954)	—	(3,240)	10,976	111	(31,107)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(7,847)	(7,847)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(31,559)	(31,559)
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(38,954)	$—	$(3,240)	$10,976	$(39,295)	$(70,513)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Condensed Consolidating Statements of Comprehensive Income (Loss)
(U.S. Dollars in Thousands)

	Three Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(66,599)	$—	$(50,235)	$2,946	$47,230	$(66,658)
Other comprehensive loss	—	—	(333)	—	—	(333)
Comprehensive (loss) income	$(66,599)	$—	$(50,568)	$2,946	$47,230	$(66,991)

	As Restated
	Three Months Ended September 30, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(9,597)	$—	$8,316	$4,837	$(9,656)	$(6,100)
Other comprehensive loss	—	—	—	(19)	—	(19)
Comprehensive (loss) income	$(9,597)	$—	$8,316	$4,818	$(9,656)	$(6,119)

	Six Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$110,321	$—	$134,397	$2,022	$(130,645)	$116,095
Other comprehensive loss	—	—	(475)	(10)	—	(485)
Comprehensive income	$110,321	$—	$133,922	$2,012	$(130,645)	$115,610

	As Restated
	Six Months Ended September 30, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(38,954)	$—	$(3,240)	$10,976	$111	$(31,107)
Other comprehensive loss	—	—	—	(27)	—	(27)
Comprehensive (loss) income	$(38,954)	$—	$(3,240)	$10,949	$111	$(31,134)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Condensed Consolidating Statement of Cash Flows
(U.S. Dollars in Thousands)

	Six Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash used in operating activities	$(31,541)	$—	$(12,751)	$(12,107)	$(56,399)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(158,333)	(1,347)	(159,680)
Purchases of pipeline capacity allocations	—	—	(41,953)	—	(41,953)
Acquisitions of businesses, including acquired working capital, net of cash acquired	—	—	(113,297)	—	(113,297)
Cash flows from commodity derivatives	—	—	(25,015)	—	(25,015)
Proceeds from sales of assets	—	—	379	17	396
Proceeds from sale of TLP common units	—	—	112,370	—	112,370
Distributions of capital from unconsolidated entities	—	—	5,233	—	5,233
Payments on loan for natural gas liquids facility	—	—	4,324	—	4,324
Loan to affiliate	—	—	(1,700)	—	(1,700)
Payments on loan to affiliate	—	—	655	—	655
Payment to terminate development agreement	—	—	(16,875)	—	(16,875)
Net cash used in investing activities	—	—	(234,212)	(1,330)	(235,542)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	770,000	—	770,000
Payments on revolving credit facilities	—	—	(595,500)	—	(595,500)
Repurchases of senior notes	(15,129)	—	—	—	(15,129)
Payments on other long-term debt	—	—	(4,080)	(343)	(4,423)
Debt issuance costs	(255)	—	(65)	—	(320)
Contributions from partners	(442)	—	—	—	(442)
Contributions from noncontrolling interest owners	—	—	—	966	966
Distributions to partners	(83,707)	—	—	—	(83,707)
Distributions to noncontrolling interest owners	—	—	—	(2,750)	(2,750)
Proceeds from sale of convertible preferred units and warrants, net of offering costs	235,018	—	—	—	235,018
Proceeds from sale of common units, net of offering costs	9,383	—	—	—	9,383
Payments for the early extinguishment of liabilities	—	—	(25,884)	—	(25,884)
Net changes in advances with consolidated entities	(128,960)	—	113,907	15,053	—
Other	—	—	(20)	—	(20)
Net cash provided by financing activities	15,908	—	258,358	12,926	287,192
Net (decrease) increase in cash and cash equivalents	(15,633)	—	11,395	(511)	(4,749)
Cash and cash equivalents, beginning of period	25,749	—	784	1,643	28,176
Cash and cash equivalents, end of period	$10,116	$—	$12,179	$1,132	$23,427

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements - Continued
At September 30, 2016 and March 31, 2016, and for the
Three Months and Six Months Ended September 30, 2016 and 2015

Condensed Consolidating Statement of Cash Flows
(U.S. Dollars in Thousands)

	Six Months Ended September 30, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(34,469)	$—	$173,058	$35,506	$174,095
INVESTING ACTIVITIES:
Capital expenditures	—	—	(184,680)	(37,596)	(222,276)
Acquisitions of businesses, including acquired working capital, net of cash acquired	—	—	(150,546)	—	(150,546)
Cash flows from commodity derivatives	—	—	43,032	—	43,032
Proceeds from sales of assets	—	—	3,565	2	3,567
Investments in unconsolidated entities	—	—	(2,700)	(4,226)	(6,926)
Distributions of capital from unconsolidated entities	—	—	5,652	2,555	8,207
Loan for natural gas liquids facility	—	—	(3,913)	—	(3,913)
Payments on loan for natural gas liquids facility	—	—	3,546	—	3,546
Loan to affiliate	—	—	(15,621)	—	(15,621)
Net cash used in investing activities	—	—	(301,665)	(39,265)	(340,930)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	1,311,500	43,200	1,354,700
Payments on revolving credit facilities	—	—	(963,000)	(43,600)	(1,006,600)
Payments on other long-term debt	—	—	(2,274)	(70)	(2,344)
Debt issuance costs	49	—	(180)	(1,249)	(1,380)
Contributions from partners	45	—	—	—	45
Contributions from noncontrolling interest owners	—	—	—	6,613	6,613
Distributions to partners	(154,824)	—	—	—	(154,824)
Distributions to noncontrolling interest owners	—	—	—	(17,780)	(17,780)
Taxes paid on behalf of equity incentive plan participants	—	—	(19,083)	—	(19,083)
Common unit repurchases	(3,650)	—	—	—	(3,650)
Net changes in advances with consolidated entities	186,776	—	(203,533)	16,757	—
Other	—	—	(33)	(79)	(112)
Net cash provided by financing activities	28,396	—	123,397	3,792	155,585
Net (decrease) increase in cash and cash equivalents	(6,073)	—	(5,210)	33	(11,250)
Cash and cash equivalents, beginning of period	29,115	—	9,757	2,431	41,303
Cash and cash equivalents, end of period	$23,042	$—	$4,547	$2,464	$30,053

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2016. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“Annual Report”).

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2016, our operations include:

•
Our Crude Oil Logistics segment, the assets of which include owned and leased crude oil storage terminals and pipeline injection stations, a fleet of owned trucks and trailers, a fleet of owned and leased railcars, a fleet of owned barges and towboats, and interests in two crude oil pipelines, purchases crude oil from producers and transports it to refineries or for resale at owned and leased pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. During the three months ended September 30, 2016, the segment generated an operating loss of $19.0 million. The segment generated an operating loss of $0.1 million during the three months ended September 30, 2015. During the six months ended September 30, 2016, the segment generated an operating loss of $19.7 million. The segment generated operating income of $11.9 million during the six months ended September 30, 2015.

•
Our Water Solutions segment, the assets of which include water pipelines, water treatment and disposal facilities, washout facilities, and solid waste disposal facilities, provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services. During the three months ended September 30, 2016, the segment generated an operating loss of $4.4 million. The segment generated operating income of $18.3 million during the three months ended September 30, 2015. During the six months ended September 30, 2016, the segment generated operating income of $75.0 million, which includes the reversal of $124.7 million of the previously recorded $380.2 million goodwill impairment charge recorded during the three months ended March 31, 2016 (see Note 6 to our condensed consolidated financial statements included in this Quarterly Report). The segment generated operating income of $28.7 million during the six months ended September 30, 2015.

•
Our Liquids segment supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada using its leased underground storage and fleet of leased railcars, markets regionally through its 18 owned terminals throughout the United States, and provides terminaling and storage services at its salt dome storage facility in Utah. During the three months ended September 30, 2016, the segment generated operating income of $8.4 million. The segment generated operating income of $20.4 million during the three months ended September 30, 2015. During the six months ended September 30, 2016, the segment generated operating income of $8.3 million. The segment generated operating income of $19.9 million during the six months ended September 30, 2015.

•
Our Retail Propane segment sells propane, distillates, and equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain resellers in 27 states and the District of Columbia. During the three months ended September 30, 2016, the segment generated an operating loss of $8.7 million. The segment generated an operating loss of $1.8 million during the three months ended September 30, 2015. During the six months ended September 30, 2016, the segment generated an operating loss of $11.2 million. The segment generated an operating loss of $2.5 million during the six months ended September 30, 2015.

•
Our Refined Products and Renewables segment, which conducts gasoline, diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedules them for delivery at various locations. During the three months ended September 30, 2016, the segment generated operating income of $11.4 million. The segment generated an operating loss of $5.2 million during the three months ended September 30, 2015. During the six months ended September 30, 2016, the segment generated operating income of $161.2 million, which includes a gain of $104.1 million recorded on the sale of all of the TransMontaigne Partners L.P. (“TLP”) common units we owned during the six months ended September 30, 2016. The segment generated operating income of $27.8 million during the six months ended September 30, 2015.

Correction of Error

As previously reported, subsequent to the issuance of certain previously issued financial statements, in the fourth quarter of fiscal year 2016, we determined that there were errors in those financial statements from not recording certain contingent consideration liabilities related to royalty agreements assumed as part of acquisitions in our Water Solutions segment. The effect of the error was material to the financial statements for each of the first three quarters of the fiscal year ended March 31, 2016, so those quarters have been restated for the effects of the error correction. We have restated our previously issued condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months and six months ended September 30, 2015 and condensed consolidated statement of cash flows for the six months ended September 30, 2015. See Note 17 to our consolidated financial statements in our Annual Report for a summary of the impact of the error correction for the three months and six months ended September 30, 2015.

Recent Developments

At-The-Market Program

On August 24, 2016, we entered into an equity distribution program in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell common units for up to $200.0 million in gross proceeds. See Note 11 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion.

2023 Notes

In October 2016, we issued $700.0 million of Senior Unsecured Notes (the “2023 Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 144A and Regulation S under the Securities Act. We received net proceeds of approximately $688.0 million, after the initial purchasers’ discount of $10.5 million and estimated offering costs of $1.5 million. We used the net proceeds to reduce the outstanding balance on our Revolving Credit Facility.

The 2023 Notes mature on November 1, 2023 and bear interest at a fixed rate of 7.50%, payable on May 1 and November 1 of each year.

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2016 and the six months ended September 30, 2016. These acquisitions impact the comparability of our results of operations between periods in our current and prior fiscal years.

Fiscal Year Ending March 31, 2017

During the six months ended September 30, 2016, in our Water Solutions segment, we (i) acquired three water solutions facilities, (ii) acquired the remaining 25% ownership interest in three water solutions facilities, (iii) acquired an additional 24.5% interest in an existing produced water pipeline company, and (iv) acquired the remaining 65% ownership interest in a water supply company. During the six months ended September 30, 2016, in our Retail Propane segment, we acquired three retail propane businesses. See Note 4 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Fiscal Year Ended March 31, 2016

During the fiscal year ended March 31, 2016, in our Water Solutions segment, we (i) acquired a 57.125% interest in an existing water pipeline company and (ii) acquired 20 water solutions facilities and a 50% interest in an additional facility. During the fiscal year ended March 31, 2016, in our Retail Propane segment, we acquired six retail propane businesses. See Note 4 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

		As Restated		As Restated
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total revenues	$3,045,538	$3,193,195	$5,767,508	$6,731,664
Total cost of sales	2,928,730	3,005,826	5,495,170	6,328,377
Operating expenses	73,255	97,630	148,427	203,220
General and administrative expense	27,926	29,298	69,797	91,779
Depreciation and amortization	50,603	56,761	99,509	116,592
Loss (gain) on disposal or impairment of assets, net	852	1,291	(203,467)	1,712
Revaluation of liabilities	—	(15,909)	—	(27,104)
Operating (loss) income	(35,828)	18,298	158,072	17,088
Equity in earnings of unconsolidated entities	53	2,432	447	11,150
Revaluation of investments	—	—	(14,365)	—
Interest expense	(33,442)	(31,571)	(63,880)	(62,373)
Gain on early extinguishment of liabilities	938	—	30,890	—
Other income, net	2,081	1,955	5,853	780
(Loss) income before income taxes	(66,198)	(8,886)	117,017	(33,355)
Income tax (expense) benefit	(460)	2,786	(922)	2,248
Net (loss) income	(66,658)	(6,100)	116,095	(31,107)
Less: Net loss (income) attributable to noncontrolling interests	59	(3,497)	(5,774)	(7,847)
Net (loss) income attributable to NGL Energy Partners LP	(66,599)	(9,597)	110,321	(38,954)
Less: Distributions to preferred unitholders	(8,668)	—	(12,052)	—
Less: Net loss (income) allocated to general partner	45	(16,185)	(158)	(31,559)
Net (loss) income allocated to common unitholders	$(75,222)	$(25,782)	$98,111	$(70,513)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations. We have expanded our Water Solutions business considerably through numerous acquisitions of water treatment and disposal facilities. We have expanded our Retail Propane business through numerous acquisitions of retail propane businesses. As previously reported, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. On April 1, 2016, we sold all of the TLP common units that we owned. The results of operations of our Liquids and Retail Propane businesses are impacted by seasonality, due primarily to the increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our sales volumes and revenues. For these and other reasons, our results of operations for the three months and six months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2017. See the detailed discussion of items affecting operating income (loss) by segment below.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gain on early extinguishment of liabilities, revaluation of investments, equity-based compensation expense, acquisition expense and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for our Refined Products and Renewables segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of our Refined Products and Renewables segment. The primary hedging strategy of our Refined Products and Renewables segment is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges are six months to one year in duration at inception. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of our Refined Products and Renewables segment at the balance sheet date and its cost. We include this in Adjusted EBITDA because the gains and losses associated with derivative contracts of this segment, which are intended primarily to hedge inventory holding risk, also affect Adjusted EBITDA.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

		As Restated		As Restated
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net (loss) income	$(66,658)	$(6,100)	$116,095	$(31,107)
Less: Net loss (income) attributable to noncontrolling interests	59	(3,497)	(5,774)	(7,847)
Net (loss) income attributable to NGL Energy Partners LP	(66,599)	(9,597)	110,321	(38,954)
Interest expense	33,489	29,520	63,797	58,168
Income tax expense (benefit)	460	(2,805)	922	(2,284)
Depreciation and amortization	54,522	53,299	107,102	107,467
EBITDA	21,872	70,417	282,142	124,397
Net unrealized losses (gains) on derivatives	2,293	(6,286)	3,220	(2,746)
Inventory valuation adjustment (1)	39,530	9,197	32,693	19,355
Lower of cost or market adjustments	(393)	414	108	(5,926)
Loss (gain) on disposal or impairment of assets, net	851	1,294	(203,504)	1,713
Gain on early extinguishment of liabilities	(938)	—	(30,890)	—
Revaluation of investments	—	—	14,365	—
Equity-based compensation expense (2)	10,660	9,448	32,994	49,680
Acquisition expense (3)	724	567	1,161	632
Other (4)	790	(17,447)	6,909	(30,490)
Adjusted EBITDA	$75,389	$67,604	$139,198	$156,615

(1)
Amount reflects the difference between the market value of the inventory of our Refined Products and Renewables segment at the balance sheet date and its cost. See “Non-GAAP Financial Measures” section above for a further discussion.

(2)
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

(3)	During the three months and six months ended September 30, 2016 and 2015, we incurred expenses related to legal and advisory costs associated with acquisitions.

(4)
Amounts for the three months and six months ended September 30, 2016 represent non-cash operating expenses related to our Grand Mesa Pipeline project and adjustments related to noncontrolling interests. Amounts for the three months and six months ended September 30, 2015 represent the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation to condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$54,522	$53,299	$107,102	$107,467
Intangible asset amortization recorded to cost of sales	(1,749)	(1,700)	(3,345)	(3,401)
Depreciation and amortization of unconsolidated entities	(3,789)	(3,460)	(6,858)	(6,930)
Depreciation and amortization attributable to noncontrolling interests	829	8,622	1,820	19,456
Other	790	—	790	—
Depreciation and amortization per condensed consolidated statements of operations	$50,603	$56,761	$99,509	$116,592

	Six Months Ended September 30,
	2016	2015
	(in thousands)
Reconciliation to condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$107,102	$107,467
Amortization of debt issuance costs recorded to interest expense	5,279	4,558
Depreciation and amortization of unconsolidated entities	(6,858)	(6,930)
Depreciation and amortization attributable to noncontrolling interests	1,820	19,456
Other	790	—
Depreciation and amortization per condensed consolidated statements of cash flows	$108,133	$124,551

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense per EBITDA table	$33,489	$29,520	$63,797	$58,168
Interest expense attributable to noncontrolling interests	4	1,815	8	3,395
Interest expense attributable to unconsolidated entities	(51)	236	75	117
Gain on extinguishment of debt of unconsolidated entities	—	—	—	693
Interest expense per condensed consolidated statements of operations	$33,442	$31,571	$63,880	$62,373

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated. We have reclassified certain prior period information to be consistent with the classification methods used in the current fiscal year.

	Three Months Ended September 30, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(19,039)	$(4,430)	$8,384	$(8,717)	$11,387	$(23,413)	$(35,828)
Depreciation and amortization	9,025	25,129	4,425	10,705	416	903	50,603
Amortization recorded to cost of sales	100	—	195	—	1,454	—	1,749
Net unrealized losses (gains) on derivatives	1,613	(2,193)	2,734	139	—	—	2,293
Inventory valuation adjustment	—	—	—	—	39,530	—	39,530
Lower of cost or market adjustments	—	—	—	—	(393)	—	(393)
Loss (gain) on disposal or impairment of assets, net	8,477	(11)	17	(65)	(7,563)	(3)	852
Equity-based compensation expense	—	—	—	—	—	10,660	10,660
Acquisition expense	—	—	—	—	—	724	724
Other income, net	145	—	24	139	11	1,762	2,081
Adjusted EBITDA attributable to unconsolidated entities	2,386	46	—	(111)	782	—	3,103
Adjusted EBITDA attributable to noncontrolling interest	—	(794)	—	19	—	—	(775)
Other	790	—	—	—	—	—	790
Adjusted EBITDA	$3,497	$17,747	$15,779	$2,109	$45,624	$(9,367)	$75,389

	As Restated
	Three Months Ended September 30, 2015
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(75)	$18,257	$20,370	$(1,765)	$(5,244)	$(13,245)	$18,298
Depreciation and amortization	10,053	22,416	2,745	8,909	11,152	1,486	56,761
Amortization recorded to cost of sales	63	—	261	—	1,376	—	1,700
Net unrealized losses (gains) on derivatives	1,484	(4,166)	(3,331)	(273)	—	—	(6,286)
Inventory valuation adjustment	—	—	—	—	9,197	—	9,197
Lower of cost or market adjustments	14	—	—	—	400	—	414
Loss on disposal or impairment of assets, net	1,080	58	9	64	80	—	1,291
Equity-based compensation expense	—	—	—	—	23	9,443	9,466
Acquisition expense	—	—	—	7	—	560	567
Other (expense) income, net	(1,812)	479	103	166	7	3,012	1,955
Adjusted EBITDA attributable to unconsolidated entities	2,966	(265)	—	(111)	3,071	—	5,661
Adjusted EBITDA attributable to noncontrolling interest	—	(339)	—	(94)	(12,935)	—	(13,368)
Other	—	(18,052)	—	—	—	—	(18,052)
Adjusted EBITDA	$13,773	$18,388	$20,157	$6,903	$7,127	$1,256	$67,604

	Six Months Ended September 30, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(19,664)	$75,034	$8,327	$(11,219)	$161,156	$(55,562)	$158,072
Depreciation and amortization	17,993	49,563	8,874	20,392	833	1,854	99,509
Amortization recorded to cost of sales	184	—	390	—	2,771	—	3,345
Net unrealized losses (gains) on derivatives	219	(834)	3,626	209	—	—	3,220
Inventory valuation adjustment	—	—	—	—	32,693	—	32,693
Lower of cost or market adjustments	—	—	—	—	108	—	108
Loss (gain) on disposal or impairment of assets, net	9,962	(94,281)	49	(34)	(119,160)	(3)	(203,467)
Equity-based compensation expense	—	—	—	—	—	32,994	32,994
Acquisition expense	—	—	—	2	—	1,159	1,161
Other (expense) income, net	(1,310)	310	63	320	2,879	3,591	5,853
Adjusted EBITDA attributable to unconsolidated entities	5,074	(63)	—	(277)	1,676	—	6,410
Adjusted EBITDA attributable to noncontrolling interest	—	(1,631)	—	141	—	—	(1,490)
Other	790	—	—	—	—	—	790
Adjusted EBITDA	$13,248	$28,098	$21,329	$9,534	$82,956	$(15,967)	$139,198

	As Restated
	Six Months Ended September 30, 2015
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$11,885	$28,704	$19,899	$(2,465)	$27,776	$(68,711)	$17,088
Depreciation and amortization	20,055	43,262	7,749	17,615	25,327	2,584	116,592
Amortization recorded to cost of sales	125	—	522	—	2,754	—	3,401
Net unrealized losses (gains) on derivatives	714	(2,458)	(740)	(262)	—	—	(2,746)
Inventory valuation adjustment	—	—	—	—	19,355	—	19,355
Lower of cost or market adjustments	(1,211)	—	—	—	(4,715)	—	(5,926)
Loss (gain) on disposal or impairment of assets, net	1,000	710	(191)	113	80	—	1,712
Equity-based compensation expense	—	—	—	—	585	49,556	50,141
Acquisition expense	—	—	—	7	—	625	632
Other (expense) income, net	(5,760)	783	207	501	383	4,666	780
Adjusted EBITDA attributable to unconsolidated entities	7,292	(259)	—	(185)	10,436	—	17,284
Adjusted EBITDA attributable to noncontrolling interest	—	(933)	—	26	(29,220)	—	(30,127)
Other	—	(31,571)	—	—	—	—	(31,571)
Adjusted EBITDA	$34,100	$38,238	$27,446	$15,350	$52,761	$(11,280)	$156,615

Segment Operating Results for the Three Months Ended September 30, 2016 and 2015

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$341,981	$997,106	$(655,125)
Crude oil transportation and other	9,172	12,746	(3,574)
Total revenues (1)	351,153	1,009,852	(658,699)
Expenses:
Cost of sales	341,786	984,993	(643,207)
Operating expenses	9,708	11,771	(2,063)
General and administrative expenses	1,196	2,030	(834)
Depreciation and amortization expense	9,025	10,053	(1,028)
Loss on disposal or impairment of assets, net	8,477	1,080	7,397
Total expenses	370,192	1,009,927	(639,735)
Segment operating loss	$(19,039)	$(75)	$(18,964)

Crude oil sold (barrels)	7,770	21,404	(13,634)
Crude oil sold ($/barrel)	$44.013	$46.585	$(2.572)
Cost per crude oil sold ($/barrel)	$43.988	$46.019	$(2.031)
Crude oil product margin ($/barrel)	$0.025	$0.566	$(0.541)

(1)
Revenues include $1.3 million and $2.3 million of intersegment sales during the three months ended September 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statements of operations.

Crude Oil Sales. The decrease in revenue per barrel was due primarily to the sharp decline in crude oil prices since July 2014. The decrease in our sales volumes was due primarily to increased competition due to the continued crude oil production decline. In addition, we also had an increase in buy/sell transactions during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. As the revenues and costs of sales are netted for these transaction, so are the volumes.

Crude Oil Transportation and Other Revenues. The decrease was due primarily to the flattening of the contango curve for crude oil (a condition in which forward crude oil prices are greater than spot prices) during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and lower revenues in our trucking and barge operations during the three months ended September 30, 2016 due to a general slowdown in demand for transportation services, compared to the three months ended September 30, 2015.

Cost of Sales. Our cost of sales during the three months ended September 30, 2016 was reduced by $2.7 million of net realized gains on derivatives and increased by $1.6 million of net unrealized losses on derivatives. Our cost of sales during the three months ended September 30, 2015 was reduced by $13.4 million of net realized gains on derivatives and increased by $1.5 million of net unrealized losses on derivatives. During the three months ended September 30, 2016, our cost of sales also decreased due to the decline in crude oil prices and the decrease in volumes due to increased competition.

Operating and General and Administrative Expenses. The decrease was due primarily to lower compensation expense related to a reduction in the number of employees as a result of organizational changes and lower repair and maintenance expense due to having a newer fleet of barges and the timing of repairs.

Depreciation and Amortization Expense. The decrease was due primarily to certain intangible assets being fully amortized during the fiscal year ended March 31, 2016.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2016, we recorded a loss of $4.8 million on the sales of certain assets and a loss of $3.7 million due to the write-down of certain other assets. During the three months ended September 30, 2015, we recorded a loss of $1.1 million on the sales of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

		As Restated
	Three Months Ended September 30,
	2016	2015	Change
	(in thousands, except per barrel amounts)
Revenues:
Service fees	$28,528	$35,203	$(6,675)
Recovered hydrocarbons	5,681	10,746	(5,065)
Other revenues	5,524	1,545	3,979
Total revenues	39,733	47,494	(7,761)
Expenses:
Cost of sales-derivative gain	(2,354)	(8,567)	6,213
Cost of sales-other	547	—	547
Operating expenses	20,227	30,554	(10,327)
General and administrative expenses	625	685	(60)
Depreciation and amortization expense	25,129	22,416	2,713
(Gain) loss on disposal or impairment of assets, net	(11)	58	(69)
Revaluation of liabilities	—	(15,909)	15,909
Total expenses	44,163	29,237	14,926
Segment operating (loss) income	$(4,430)	$18,257	$(22,687)

Water received (barrels)	46,252	54,719	(8,467)
Service fees for water processed ($/barrel)	$0.62	$0.64	$(0.02)
Recovered hydrocarbons for water processed ($/barrel)	$0.12	$0.20	$(0.08)
Operating expenses for water processed ($/barrel)	$0.44	$0.56	$(0.12)

The following tables summarize activity separated between the following categories:

•	facilities we owned before June 30, 2015, which we refer to below as “existing facilities”; and

•	facilities we acquired or developed after June 30, 2015, which we refer to below as “recently acquired or developed facilities”.

Service Fee Revenues. The following table summarizes our service fee revenues (in thousands, except per barrel amounts) for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed
Existing facilities	$23,608	35,839	$0.66	$34,468	53,224	$0.65
Recently acquired or developed facilities	4,920	10,413	0.47	735	1,495	0.49
Total	$28,528	46,252	0.62	$35,203	54,719	0.64

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

Recovered Hydrocarbon Revenues. The following table summarizes our recovered hydrocarbon revenues (in thousands, except per barrel amounts) for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed
Existing facilities	$4,563	35,839	$0.13	$10,684	53,224	$0.20
Recently acquired or developed facilities	1,118	10,413	0.11	62	1,495	0.04
Total	$5,681	46,252	0.12	$10,746	54,719	0.20

The decrease in revenue per barrel associated with recovered hydrocarbons was due primarily to the sharp decline in crude oil prices since July 2014 and a decrease in the amount of hydrocarbons per barrel of water processed.

Other Revenues. Other revenues include solids disposal revenues, freshwater revenues, water pipeline revenues and other revenues. The increase was due primarily to an increase in revenues in the freshwater and water pipeline businesses.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expected to recover when processing the wastewater. Our cost of sales during the three months ended September 30, 2016 included $2.2 million of net unrealized gains on derivatives and $0.2 million of net realized gains on derivatives. Our cost of sales during the three months ended September 30, 2015 included $4.4 million of net realized gains on derivatives and $4.2 million of net unrealized gains on derivatives.

Cost of Sales-Other. The increase was due to trucking expenses to bring wastewater to our water solutions facilities.

Operating Expenses. The following table summarizes our operating expenses (in thousands, except per barrel amounts) for the periods indicated:

				As Restated
	Three Months Ended September 30,
	2016			2015
	Operating Expenses	Water Barrels Processed	Operating Expenses Per Water Barrel Processed	Operating Expenses	Water Barrels Processed	Operating Expenses Per Water Barrel Processed
Existing facilities	$17,304	35,839	$0.48	$30,176	53,224	$0.57
Recently acquired or developed facilities	2,923	10,413	0.28	378	1,495	0.25
Total	$20,227	46,252	0.44	$30,554	54,719	0.56

The decrease in operating expenses for existing facilities was due primarily to lower operating costs of water disposal wells at existing facilities due to lower volumes processed and cost reduction efforts.

Depreciation and Amortization Expense. Of the increase, $2.2 million related to recently acquired or developed water treatment and disposal facilities and $0.3 million related to recently developed solids processing facilities.

Revaluation of Liabilities. The revaluation of liabilities represents the valuation adjustment of contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the three months ended September 30, 2015. During the three months ended September 30, 2016, we did not identify any significant changes in our Water Solutions operations, which would require a revaluation of the contingent consideration obligation, and as such, no adjustment was recorded.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$101,613	$98,770	$2,843
Cost of sales	96,663	95,903	760
Product margin	4,950	2,867	2,083

Other product sales:
Revenues (1)	135,700	160,836	(25,136)
Cost of sales	120,112	132,179	(12,067)
Product margin	15,588	28,657	(13,069)

Other revenues:
Revenues (1)	8,075	10,122	(2,047)
Cost of sales	3,636	3,769	(133)
Product margin	4,439	6,353	(1,914)

Expenses:
Operating expenses	11,608	12,321	(713)
General and administrative expenses	543	2,432	(1,889)
Depreciation and amortization expense	4,425	2,745	1,680
Loss on disposal or impairment of assets, net	17	9	8
Total expenses	16,593	17,507	(914)
Segment operating income	$8,384	$20,370	$(11,986)

Propane sold (gallons)	222,352	243,663	(21,311)
Propane sold ($/gallon)	$0.457	$0.405	$0.052
Cost per propane sold ($/gallon)	$0.435	$0.394	$0.041
Propane product margin ($/gallon)	$0.022	$0.011	$0.011

Other products sold (gallons)	188,964	232,227	(43,263)
Other products sold ($/gallon)	$0.718	$0.693	$0.025
Cost per other products sold ($/gallon)	$0.636	$0.569	$0.067
Other products product margin ($/gallon)	$0.082	$0.124	$(0.042)

(1)
Revenues include $11.1 million and $10.7 million of intersegment sales during the three months ended September 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statements of operations.

Propane Sales. Propane margins are higher due to selling favorable weighted cost of inventory values into a contango market. Sales volumes of propane are lower due to the lack of demand by wholesalers who entered into the current supply season with high inventory levels from the previous contract season and lack of opportunities in the spot market. We continue to be impacted by lower propane demand as a result of warmer temperatures in the prior year.

Our cost of wholesale propane sales was reduced by $0.1 million of net unrealized gains on derivatives and increased by less than $0.1 million of net realized losses on derivatives during the three months ended September 30, 2016. During the three months ended September 30, 2015, our cost of wholesale propane sales was reduced by less than $0.1 million of net unrealized gains on derivatives and increased by $0.7 million of net realized losses on derivatives. The increase in cost per gallon of propane was due to higher commodity prices.

Other Products Sales. The decrease in the volume of other products sold was primarily due to reductions in production volumes as a result of low crude oil prices.

Our cost of sales of other products was increased by $2.7 million of net unrealized losses on derivatives and reduced by $0.7 million of net realized gains on derivatives during the three months ended September 30, 2016. Our cost of sales of other products during the three months ended September 30, 2015 was reduced by $3.3 million of net unrealized gains on derivatives and increased by $0.2 million of net realized losses on derivatives.

Product margins during the three months ended September 30, 2015 benefited from a high level of butane supply in the market, which lowered our product cost.

Other Revenues. This revenue includes storage, terminaling and transportation services income. Other revenues decreased due to transportation services. While railcar costs have held steady, the value we can get for the railcar in the market has dropped significantly year over year. Our results were also negatively impacted by increased storage capacity.

Operating and General and Administrative Expenses. The decrease was due primarily to a decrease in incentive compensation associated with lower product sales.

Depreciation and Amortization Expense. The increase was due primarily to purchase accounting adjustments for the Sawtooth cavern acquisition during the three months ended September 30, 2015.

Retail Propane

The following table summarizes the operating results of our Retail Propane segment for the periods indicated:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues	$36,170	$36,119	$51
Cost of sales	13,272	11,921	1,351
Product margin	22,898	24,198	(1,300)

Distillate sales:
Revenues	5,589	7,678	(2,089)
Cost of sales	4,406	5,783	(1,377)
Product margin	1,183	1,895	(712)

Other revenues:
Revenues	9,331	9,409	(78)
Cost of sales	3,013	3,175	(162)
Product margin	6,318	6,234	84

Expenses:
Operating expenses	27,132	22,421	4,711
General and administrative expenses	1,344	2,698	(1,354)
Depreciation and amortization expense	10,705	8,909	1,796
(Gain) loss on disposal or impairment of assets, net	(65)	64	(129)
Total expenses	39,116	34,092	5,024
Segment operating loss	$(8,717)	$(1,765)	$(6,952)

Propane sold (gallons)	23,745	23,095	650
Propane sold ($/gallon)	$1.523	$1.564	$(0.041)
Cost per propane sold ($/gallon)	$0.559	$0.516	$0.043
Propane product margin ($/gallon)	$0.964	$1.048	$(0.084)

Distillates sold (gallons)	2,949	3,550	(601)
Distillates sold ($/gallon)	$1.895	$2.163	$(0.268)
Cost per distillates sold ($/gallon)	$1.494	$1.629	$(0.135)
Distillates product margin ($/gallon)	$0.401	$0.534	$(0.133)

Revenues. Propane revenues and volumes increased slightly due to acquisitions of retail propane businesses, offset by lower sales prices.

Distillates revenues and volumes decreased as the market is still suffering from the oversupply due to warmer weather in the prior winter.

Cost of Sales. The increase in propane cost is due to increasing propane commodity prices. The distillates cost was due to an increase in commodity prices.

Operating and General and Administrative Expenses. The increase was due primarily to increased compensation expense from acquisitions of retail propane businesses.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions of retail propane businesses.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated. As previously reported, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. Also, on April 1, 2016, we sold all of the TLP common units we owned.

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands, except per barrel and per gallon amounts)
Refined products sales:
Revenues (1)	$2,274,715	$1,704,259	$570,456
Cost of sales	2,265,182	1,696,664	568,518
Product margin	9,533	7,595	1,938

Renewables sales:
Revenues	95,830	93,189	2,641
Cost of sales	94,852	93,279	1,573
Product margin (loss)	978	(90)	1,068

Service fee revenues	(121)	28,739	(28,860)

Expenses:
Operating expenses	4,341	25,458	(21,117)
General and administrative expenses	1,809	4,798	(2,989)
Depreciation and amortization expense	416	11,152	(10,736)
(Gain) loss on disposal or impairment of assets, net	(7,563)	80	(7,643)
Total (income) expense, net	(997)	41,488	(42,485)
Segment operating income (loss)	$11,387	$(5,244)	$16,631

Refined products sold (barrels)	37,448	24,148	13,300
Refined products sold ($/barrel)	$60.743	$70.576	$(9.833)
Cost per refined products sold ($/barrel)	$60.489	$70.261	$(9.772)
Refined products product margin ($/barrel)	$0.254	$0.315	$(0.061)
Refined products product margin ($/gallon)	$0.006	$0.008	$(0.002)

Renewable products sold (barrels)	1,499	1,308	191
Renewable products sold ($/barrel)	$63.929	$71.245	$(7.316)
Cost per renewable products sold ($/barrel)	$63.277	$71.314	$(8.037)
Renewable products product margin ($/barrel)	$0.652	$(0.069)	$0.721
Renewable products product margin ($/gallon)	$0.016	$(0.002)	$0.018

(1)
Revenues include $0.1 million and $0.3 million of intersegment sales during the three months ended September 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statements of operations.

Refined Products Sales and Cost of Sales. The increase in revenues and cost of sales was due primarily to increased volumes, partially offset by a decrease in refined products prices. The increased volumes were due primarily to an increase in pipeline capacity allocations purchased during the fiscal year ended March 31, 2016 and six months ended September 30, 2016, an expansion of our refined products operations, and the continued demand for motor fuels in the current low gasoline price environment. Product margin during the three months ended September 30, 2016 was also impacted by storage fees paid to TLP which are no longer eliminated as TLP was deconsolidated on February 1, 2016.

Renewables Sales. The increase in revenues was due primarily to increased volumes, partially offset by a decrease in renewables prices. The increased volumes were due primarily to being able to liquidate storage volumes as the renewables markets shifted from being in contango (a condition in which forward renewables prices are greater than spot prices) to being backwardated (a condition in which forward renewables prices are lower than spot prices) during the three months ended September 30, 2016.

Service Fee Revenues, Operating Expenses, General and Administrative Expenses, Depreciation and Amortization Expense. The decrease in each of these line items was due primarily to the inclusion of TLP for the three months ended September 30, 2015 with no comparable activity in the current period, as TLP was deconsolidated on February 1, 2016.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2016, we recognized $7.6 million of the deferred gain from the sale of the general partner in interest in TLP in February 2016. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Other revenues:
Revenues	$248	$—	$248
Cost of sales	113	—	113
Margin	135	—	135

Expenses:
Operating expenses	239	—	239
General and administrative expenses	22,409	11,759	10,650
Depreciation and amortization expense	903	1,486	(583)
Gain on disposal or impairment of assets, net	(3)	—	(3)
Total expenses	23,548	13,245	10,303
Operating loss	$(23,413)	$(13,245)	$(10,168)

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2015 benefited from the reversal of incentive compensation. During the three months ended September 30, 2016, we recorded additional compensation expense and increased equity based compensation due to the grant of additional service and performance awards.

Equity in Earnings of Unconsolidated Entities

The decrease of $2.4 million during the three months ended September 30, 2016 was due primarily to a decrease of $2.5 million of earnings from TLP (including Battleground Oil Specialty Terminal Company LLC (“BOSTCO”) and Frontera Brownsville LLC (“Frontera”)) that we acquired as part of our July 2014 acquisition of TransMontaigne Inc. (“TransMontaigne”). On February 1, 2016, we deconsolidated TLP when we sold our general partner interest in TLP, and on April 1, 2016, we sold all of the TLP common units we owned.

Interest Expense

Interest expense includes interest expense on our revolving credit facilities and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on noninterest bearing debt obligations. The increase of $1.9 million during the three months ended September 30, 2016 was due primarily to the increased level of debt outstanding on our Revolving Credit Facility (as defined herein) (the average balance outstanding on our Revolving Credit Facility was $1.9 billion during the three months ended September 30, 2016, compared to $1.6 billion during the three months ended September 30, 2015), primarily to finance acquisitions and capital expenditures, partially offset by lower interest expense related to TLP’s credit facility (our interest in TLP was acquired in July 2014, and we deconsolidated

TLP as of February 1, 2016) and lower interest expense as we repurchased a portion of the 2019 Notes (as defined herein) and 2021 Notes (as defined herein) during the three months ended March 31, 2016 and the three months ended June 30, 2016.

Gain on Early Extinguishment of Liabilities

During the three months ended September 30, 2016, we acquired certain parcels of land on which one of our water solutions facilities is located and recorded a gain of $0.9 million on the release of certain contingent consideration liabilities.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Interest income (1)	$1,997	$2,823
Crude oil marketing arrangement (2)	(30)	(1,887)
Other	114	1,019
Other income, net	$2,081	$1,955

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

We have certain taxable corporate subsidiaries in the United States and in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2013 to 2016 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

Income tax expense was $0.5 million during the three months ended September 30, 2016, compared to an income tax benefit of $2.8 million during the three months ended September 30, 2015. Income tax benefit during the three months ended September 30, 2015 included a benefit of $3.6 million related to a change in estimate of the income tax obligation payable related to TransMontaigne.

Noncontrolling Interests

We have certain consolidated subsidiaries in which outside parties own interests. The noncontrolling interest shown in our condensed consolidated financial statements represents the other owners’ interests in these entities.

The decrease of $3.6 million during the three months ended September 30, 2016 was due primarily to the deconsolidation of TLP on February 1, 2016 as a result of the sale of our general partner interest in TLP.

Segment Operating Results for the Six Months Ended September 30, 2016 and 2015

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2016	2015	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$756,600	$2,309,889	$(1,553,289)
Crude oil transportation and other	22,106	31,695	(9,589)
Total revenues (1)	778,706	2,341,584	(1,562,878)
Expenses:
Cost of sales	748,618	2,280,933	(1,532,315)
Operating expenses	18,822	23,601	(4,779)
General and administrative expenses	2,975	4,110	(1,135)
Depreciation and amortization expense	17,993	20,055	(2,062)
Loss on disposal or impairment of assets, net	9,962	1,000	8,962
Total expenses	798,370	2,329,699	(1,531,329)
Segment operating (loss) income	$(19,664)	$11,885	$(31,549)

Crude oil sold (barrels)	17,311	45,087	(27,776)
Crude oil sold ($/barrel)	$43.706	$51.232	$(7.526)
Cost per crude oil sold ($/barrel)	$43.245	$50.590	$(7.345)
Crude oil product margin ($/barrel)	$0.461	$0.642	$(0.181)

(1)
Revenues include $2.9 million and $6.2 million of intersegment sales during the six months ended September 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statements of operations.

Crude Oil Sales. The decrease in revenue per barrel was due primarily to the sharp decline in crude oil prices since July 2014. The decrease in our sales volumes was due primarily to increased competition due to the continued crude oil production decline. In addition, we also had an increase in buy/sell transactions during the six months ended September 30, 2016, compared to the six months ended September 30, 2015. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. As the revenues and costs of sales are netted for these transaction, so are the volumes.

Crude Oil Transportation and Other Revenues. The decrease was due primarily to the flattening of the contango curve for crude oil (a condition in which forward crude oil prices are greater than spot prices) during the six months ended September 30, 2016 , compared to the six months ended September 30, 2015, and lower revenues in our trucking and barge operations during the six months ended September 30, 2016 due to a general slowdown in demand for transportation services, compared to the six months ended September 30, 2015.

Cost of Sales. Our cost of sales during the six months ended September 30, 2016 was increased by $5.5 million of net realized losses on derivatives and $0.2 million of net unrealized losses on derivatives. Our cost of sales during the six months ended September 30, 2015 was reduced by $2.1 million of net realized gains on derivatives and increased by $0.7 million of net unrealized losses on derivatives. During the six months ended September 30, 2016, our cost of sales also decreased due to the decline in crude oil prices and the decrease in volumes due to increased competition.

Operating and General and Administrative Expenses. The decrease was due primarily to lower compensation expense related to a reduction in the number of employees as a result of organizational changes and lower repair and maintenance expense due to having a newer fleet of barges and the timing of repairs.

Depreciation and Amortization Expense. The decrease was due primarily to certain intangible assets being fully amortized during the fiscal year ended March 31, 2016.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2016, we recorded a loss of $6.3 million on the sales of certain assets and a loss of $3.7 million due to the write-down of certain other assets. During the six months ended September 30, 2015, we recorded a loss of $1.0 million on the sales of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

		As Restated
	Six Months Ended September 30,
	2016	2015	Change
	(in thousands, except per barrel amounts)
Revenues:
Service fees	$54,225	$71,941	$(17,716)
Recovered hydrocarbons	12,877	26,564	(13,687)
Other revenues	8,384	3,282	5,102
Total revenues	75,486	101,787	(26,301)
Expenses:
Cost of sales-derivative loss (gain)	2,687	(4,960)	7,647
Cost of sales-other	707	—	707
Operating expenses	40,505	59,772	(19,267)
General and administrative expenses	1,271	1,403	(132)
Depreciation and amortization expense	49,563	43,262	6,301
(Gain) loss on disposal or impairment of assets, net	(94,281)	710	(94,991)
Revaluation of liabilities	—	(27,104)	27,104
Total expenses	452	73,083	(72,631)
Segment operating income	$75,034	$28,704	$46,330

Water received (barrels)	87,424	109,195	(21,771)
Service fees for water processed ($/barrel)	$0.62	$0.66	$(0.04)
Recovered hydrocarbons for water processed ($/barrel)	$0.15	$0.24	$(0.09)
Operating expenses for water processed ($/barrel)	$0.46	$0.55	$(0.09)

The following tables summarize activity separated between the following categories:

•	facilities we owned before March 31, 2015, which we refer to below as “existing facilities”; and

•	facilities we acquired or developed after March 31, 2015, which we refer to below as “recently acquired or developed facilities”.

Service Fee Revenues. The following table summarizes our service fee revenues (in thousands, except per barrel amounts) for the periods indicated:

	Six Months Ended September 30,
	2016			2015
	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed	Service Fees	Water Barrels Processed	Fees Per Water Barrel Processed
Existing facilities	$39,103	58,302	$0.67	$63,486	95,713	$0.66
Recently acquired or developed facilities	15,122	29,122	0.52	8,455	13,482	0.63
Total	$54,225	87,424	0.62	$71,941	109,195	0.66

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

Recovered Hydrocarbon Revenues. The following table summarizes our recovered hydrocarbon revenues (in thousands, except per barrel amounts) for the periods indicated:

	Six Months Ended September 30,
	2016			2015
	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed	Recovered Hydrocarbon Revenue	Water Barrels Processed	Revenue Per Water Barrel Processed
Existing facilities	$9,417	58,302	$0.16	$24,718	95,713	$0.26
Recently acquired or developed facilities	3,460	29,122	0.12	1,846	13,482	0.14
Total	$12,877	87,424	0.15	$26,564	109,195	0.24

The decrease in revenue per barrel associated with recovered hydrocarbons was due primarily to the sharp decline in crude oil prices since July 2014 and a decrease in the amount of hydrocarbons per barrel of water processed.

Other Revenues. The increase was due primarily to an increase in revenues in the freshwater and water pipeline businesses.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expected to recover when processing the wastewater. Our cost of sales during the six months ended September 30, 2016 included $3.5 million of net realized losses on derivatives and $0.8 million of net unrealized gains on derivatives. Our cost of sales during the six months ended September 30, 2015 included $2.5 million of net realized gains on derivatives and $2.5 million of net unrealized gains on derivatives.

Cost of Sales-Other. The increase was due to trucking expenses to bring wastewater to our water solutions facilities.

Operating Expenses. The following table summarizes our operating expenses (in thousands, except per barrel amounts) for the periods indicated:

				As Restated
	Six Months Ended September 30,
	2016			2015
	Operating Expenses	Water Barrels Processed	Operating Expenses Per Water Barrel Processed	Operating Expenses	Water Barrels Processed	Operating Expenses Per Water Barrel Processed
Existing facilities	$30,608	58,302	$0.52	$54,491	95,713	$0.57
Recently acquired or developed facilities	9,897	29,122	0.34	5,281	13,482	0.39
Total	$40,505	87,424	0.46	$59,772	109,195	0.55

The decrease in operating expenses for existing facilities was due primarily to lower operating costs of water disposal wells at existing facilities due to lower volumes processed and cost reduction efforts.

Depreciation and Amortization Expense. Of the increase, $5.2 million related to recently acquired or developed water treatment and disposal facilities and $1.3 million related to recently developed solids processing facilities.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2016, we recorded the reversal of $124.7 million of the previously recorded $380.2 million goodwill impairment charge recorded during the three months ended March 31, 2016 (see Note 6 to our condensed consolidated financial statements included in this Quarterly Report). During the six months ended September 30, 2016, we wrote-off $5.2 million related to the value of an indefinite-lived trade name intangible asset in conjunction with finalizing our goodwill impairment analysis (see Note 7 to our condensed consolidated financial statements included in this Quarterly Report). During the six months ended September 30, 2016, we recorded a loss of $22.7 million related to the termination of the development agreement, which included the carrying value of the development agreement asset that was written off (see Note 15 to our condensed consolidated financial statements included in this Quarterly Report). During the six months ended September 30, 2016, we recorded an impairment of $1.7 million related to a loan receivable from an equity method investee. During the six months ended September 30, 2016, we recorded a loss of $0.8 million on the sales of certain assets. During the six months ended September 30, 2015, we recorded a loss of $0.7 million on the sales of certain assets.

Revaluation of Liabilities. The revaluation of liabilities represents the valuation adjustment of contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the six months ended September 30, 2015. During the six months ended September 30, 2016, we did not identify any significant changes in our Water Solutions operations, which would require a revaluation of the contingent consideration obligation, and as such, no adjustment was recorded.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Six Months Ended September 30,
	2016	2015	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$198,084	$204,260	$(6,176)
Cost of sales	187,826	205,273	(17,447)
Product margin (loss)	10,258	(1,013)	11,271

Other product sales:
Revenues (1)	249,435	308,347	(58,912)
Cost of sales	230,222	265,347	(35,125)
Product margin	19,213	43,000	(23,787)

Other revenues:
Revenues (1)	15,222	19,622	(4,400)
Cost of sales	5,659	7,023	(1,364)
Product margin	9,563	12,599	(3,036)

Expenses:
Operating expenses	19,540	22,492	(2,952)
General and administrative expenses	2,244	4,637	(2,393)
Depreciation and amortization expense	8,874	7,749	1,125
Loss (gain) on disposal or impairment of assets, net	49	(191)	240
Total expenses	30,707	34,687	(3,980)
Segment operating income	$8,327	$19,899	$(11,572)

Propane sold (gallons)	426,636	471,615	(44,979)
Propane sold ($/gallon)	$0.464	$0.433	$0.031
Cost per propane sold ($/gallon)	$0.440	$0.435	$0.005
Propane product margin ($/gallon)	$0.024	$(0.002)	$0.026

Other products sold (gallons)	364,932	424,214	(59,282)
Other products sold ($/gallon)	$0.684	$0.727	$(0.043)
Cost per other products sold ($/gallon)	$0.631	$0.626	$0.005
Other products product margin ($/gallon)	$0.053	$0.101	$(0.048)

(1)
Revenues include $23.4 million and $24.3 million of intersegment sales during the six months ended September 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statements of operations.

Propane Sales. The decrease in volumes was due to significantly warmer temperatures in the prior year winter for which suppliers had full storage capacity and their ordering has been slow to pick up and also due to lack of opportunity in the spot market.

Our cost of wholesale propane sales was reduced by $1.0 million of net unrealized gains on derivatives and $0.5 million of net realized gains on derivatives during six months ended September 30, 2016. During the six months ended September 30, 2015, our cost of wholesale propane sales was increased by $0.9 million of net unrealized losses on derivatives and reduced by $0.1 million of net realized gains on derivatives. The cost of propane remained relatively flat as there was an insignificant increase in commodity prices year over year. The reduction in cost of sales is due primarily to the decrease in volumes.

Product margins per gallon of propane sold were higher during the six months ended September 30, 2016 than during the six months ended September 30, 2015. Product margins have improved because depressed market prices through last winter have led to lower inventory values to start out the new supply year. Propane prices declined during the six months ended September 30, 2015, which had an adverse impact on product margins.

Other Products Sales. The decrease in the volume of other products sold was primarily due to reductions in production volumes as a result of low crude oil prices.

Our cost of sales of other products was increased by $4.7 million of net unrealized losses on derivatives and reduced by $1.2 million of net realized gains on derivatives during the six months ended September 30, 2016. Our cost of sales of other products during the six months ended September 30, 2015 was reduced by $1.6 million of net unrealized gains on derivatives and increased by $0.6 million of net realized losses on derivatives.

Product margins during the six months ended September 30, 2015 benefited from a high level of butane supply in the market, which lowered our product cost.

Other Revenues. This revenue includes storage, terminaling and transportation services income. Other revenues decreased due to transportation services and increased storage capacity. While railcar costs have held steady, the value we are able to realize for the railcar in the market has dropped significantly year over year.

Operating and General and Administrative Expenses. The decrease was due primarily to a reduction in overall compensation expense due to lower incentive compensation as well as continued cost management monitoring which focuses on reductions of expenses.

Depreciation and Amortization Expense. The increase was due primarily to purchase accounting adjustments for the Sawtooth cavern acquisition during the three months ended September 30, 2015.

Retail Propane

The following table summarizes the operating results of our Retail Propane segment for the periods indicated:

	Six Months Ended September 30,
	2016	2015	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$77,811	$79,304	$(1,493)
Cost of sales	28,101	28,232	(131)
Product margin	49,710	51,072	(1,362)

Distillate sales:
Revenues (1)	16,044	20,625	(4,581)
Cost of sales	11,944	15,975	(4,031)
Product margin	4,100	4,650	(550)

Other revenues:
Revenues	17,638	17,724	(86)
Cost of sales	5,466	6,236	(770)
Product margin	12,172	11,488	684

Expenses:
Operating expenses	52,349	46,143	6,206
General and administrative expenses	4,494	5,804	(1,310)
Depreciation and amortization expense	20,392	17,615	2,777
(Gain) loss on disposal or impairment of assets, net	(34)	113	(147)
Total expenses	77,201	69,675	7,526
Segment operating loss	$(11,219)	$(2,465)	$(8,754)

Propane sold (gallons)	49,361	47,502	1,859
Propane sold ($/gallon)	$1.576	$1.669	$(0.093)
Cost per propane sold ($/gallon)	$0.569	$0.594	$(0.025)
Propane product margin ($/gallon)	$1.007	$1.075	$(0.068)

Distillates sold (gallons)	8,366	8,643	(277)
Distillates sold ($/gallon)	$1.918	$2.386	$(0.468)
Cost per distillates sold ($/gallon)	$1.428	$1.848	$(0.420)
Distillates product margin ($/gallon)	$0.490	$0.538	$(0.048)

(1)	Revenues include less than $0.1 million of intersegment sales during the six months ended September 30, 2016 that are eliminated in our condensed consolidated statement of operations.

Revenues. The decrease in both propane and distillate revenues was due to lower prices per gallon due to an oversupply in the propane market, which lowered commodity prices, as well as the significantly warmer temperatures during the winter in the prior year. Propane volumes increased slightly due to acquisitions of retail propane businesses.

Cost of Sales. The decrease for both propane and distillates was due to lower commodity prices.

Operating and General and Administrative Expenses. The increase was due primarily to increased compensation expense from acquisitions of retail propane businesses.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions of retail propane businesses.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated. As previously reported, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. Also, on April 1, 2016, we sold all of the TLP common units we owned.

	Six Months Ended September 30,
	2016	2015	Change
	(in thousands, except per barrel and per gallon amounts)
Refined products sales:
Revenues (1)	$4,151,572	$3,413,208	$738,364
Cost of sales	4,099,509	3,356,161	743,348
Product margin	52,063	57,047	(4,984)

Renewables sales:
Revenues	202,312	199,342	2,970
Cost of sales	200,654	199,095	1,559
Product margin	1,658	247	1,411

Service fee revenues	11,145	56,812	(45,667)

Expenses:
Operating expenses	16,663	51,321	(34,658)
General and administrative expenses	5,374	9,602	(4,228)
Depreciation and amortization expense	833	25,327	(24,494)
(Gain) loss on disposal or impairment of assets, net	(119,160)	80	(119,240)
Total (income) expense, net	(96,290)	86,330	(182,620)
Segment operating income	$161,156	$27,776	$133,380

Refined products sold (barrels)	68,251	45,075	23,176
Refined products sold ($/barrel)	$60.828	$75.723	$(14.895)
Cost per refined products sold ($/barrel)	$60.065	$74.457	$(14.392)
Refined products product margin ($/barrel)	$0.763	$1.266	$(0.503)
Refined products product margin ($/gallon)	$0.018	$0.030	$(0.012)

Renewable products sold (barrels)	3,280	2,683	597
Renewable products sold ($/barrel)	$61.680	$74.298	$(12.618)
Cost per renewable products sold ($/barrel)	$61.175	$74.206	$(13.031)
Renewable products product margin ($/barrel)	$0.505	$0.092	$0.413
Renewable products product margin ($/gallon)	$0.012	$0.002	$0.010

(1)
Revenues include $0.1 million and $0.5 million of intersegment sales during the six months ended September 30, 2016 and 2015, respectively, that are eliminated in our condensed consolidated statements of operations.

Refined Products Sales and Cost of Sales. The increase in revenues and cost of sales was due primarily to increased volumes, partially offset by a decrease in refined products prices. The increased volumes were due primarily to an increase in pipeline capacity allocations purchased during the fiscal year ended March 31, 2016 and six months ended September 30, 2016, an expansion of our refined products operations, and the continued demand for motor fuels in the current low gasoline price environment. Product margin during the six months ended September 30, 2016 was also impacted by storage fees paid to TLP which are no longer eliminated as TLP was deconsolidated on February 1, 2016.

Renewables Sales. The increase in revenues was due primarily to increased volumes, partially offset by a decrease in renewables prices. The increased volumes were due primarily to being able to liquidate storage volumes as the renewables markets shifted from being in contango (a condition in which forward renewables prices are greater than spot prices) to being backwardated (a condition in which forward renewables prices are lower than spot prices) during the six months ended September 30, 2016.

Service Fee Revenues, Operating Expenses, General and Administrative Expenses, Depreciation and Amortization Expense. The decrease in each of these line items was due primarily to the inclusion of TLP for the six months ended September 30, 2015 with no comparable activity in the current period, as TLP was deconsolidated on February 1, 2016.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2016, we recognized a $104.1 million gain from the sale of all of the TLP units we owned. During the six months ended September 30, 2016, we recognized $15.1 million of the deferred gain from the sale of the general partner in interest in TLP in February 2016. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2016	2015	Change
	(in thousands)
Other revenues:
Revenues	$515	$—	$515
Cost of sales	223	—	223
Margin	292	—	292

Expenses:
Operating expenses	564	—	564
General and administrative expenses	53,439	66,127	(12,688)
Depreciation and amortization expense	1,854	2,584	(730)
Gain on disposal or impairment of assets, net	(3)	—	(3)
Total expenses	55,854	68,711	(12,857)
Operating loss	$(55,562)	$(68,711)	$13,149

General and Administrative Expenses. The decrease was due primarily to lower equity based compensation expense. For our performance units, we recorded expense of $3.1 million during the six months ended September 30, 2016, compared to $18.1 million during the six months ended September 30, 2015. The six months ended September 30, 2015 included the initial grant and vesting of the first tranche of the performance units. The expense associated with the service award units (exclusive of accruals of annual bonuses paid or expected to be paid in common units) was $27.7 million during the six months ended September 30, 2016, compared to $23.4 million during the six months ended September 30, 2015. The increase was due primarily to the grant of additional awards. See Note 11 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion of our equity based compensation awards.

Equity in Earnings of Unconsolidated Entities

The decrease of $10.7 million during the six months ended September 30, 2016 was due primarily to a decrease of $8.3 million of earnings from TLP (including BOSTCO and Frontera) that we acquired as part of our July 2014 acquisition of TransMontaigne. On February 1, 2016, we deconsolidated TLP when we sold our general partner interest in TLP, and on April 1, 2016, we sold all of the TLP common units we owned. Also contributing to this decrease was a decrease of $2.3 million in earnings from our investments in Glass Mountain Pipeline, LLC.

Revaluation of Investments

On June 3, 2016, we acquired the remaining 65% ownership interest in a water supply company. Prior to the completion of this transaction, we accounted for our previously held 35% ownership interest of this water supply company using the equity method of accounting (see Note 2 to our condensed consolidated financial statements included in this Quarterly Report). As we now own a controlling interest in this entity, we revalued our previously held 35% ownership interest to fair value and recorded a loss of $14.9 million. As the amount paid (cash plus the fair value of our previously held ownership interest) was less than the fair value of the assets acquired and liabilities assumed, we recorded a gain on bargain purchase of $0.6 million.

Interest Expense

The increase of $1.5 million during the six months ended September 30, 2016 was due primarily to the increased level of debt outstanding on our Revolving Credit Facility (as defined herein) (the average balance outstanding on our Revolving Credit Facility was $1.9 billion during the six months ended September 30, 2016, compared to $1.6 billion during the six months ended September 30, 2015), primarily to finance acquisitions and capital expenditures, partially offset by lower interest expense related to TLP’s credit facility (our interest in TLP was acquired in July 2014, and we deconsolidated TLP as of February 1, 2016) and lower interest expense as we repurchased a portion of the 2019 Notes (as defined herein) and 2021 Notes (as defined herein) during the three months ended March 31, 2016 and the three months ended June 30, 2016.

Gain on Early Extinguishment of Liabilities

During the six months ended September 30, 2016, we repurchased $5.0 million of our 2019 Notes (as defined herein) and $19.2 million of our 2021 Notes (as defined herein) for an aggregate purchase price of $15.1 million (excluding payments of accrued interest). As a result, we recorded a gain on the early extinguishment of these notes of $8.6 million (net of the write off of debt issuance costs of $0.5 million).

As discussed in Note 15 to our condensed consolidated financial statements included in this Quarterly Report, we accounted for the termination of the development agreement as an acquisition of assets (see Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a further discussion) and recorded a gain of $21.3 million on the release of $46.8 million of contingent consideration liabilities.

During the six months ended September 30, 2016, we acquired certain parcels of land on which one of our water solutions facilities is located and recorded a gain of $0.9 million on the release of certain contingent consideration liabilities.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Six Months Ended September 30,
	2016	2015
	(in thousands)
Interest income (1)	$4,420	$6,700
Crude oil marketing arrangement (2)	(1,551)	(5,835)
Other (3)	2,984	(85)
Other income, net	$5,853	$780

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

(2)	Represents another party’s share of the profits generated from a joint crude oil marketing arrangement.

(3)	During the six months ended September 30, 2016, we received a distribution from TLP of $2.9 million pursuant to the agreement to sell all of the TLP common units we owned in April 2016.

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

We have certain taxable corporate subsidiaries in the United States and in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2013 to 2016 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

Income tax expense was $0.9 million during the six months ended September 30, 2016, compared to an income tax benefit of $2.2 million during the six months ended September 30, 2015. Income tax benefit during the six months ended September 30, 2015 included a benefit of $3.6 million related to a change in estimate of the income tax obligation payable related to TransMontaigne.

Noncontrolling Interests

The decrease of $2.1 million during the six months ended September 30, 2016 was due primarily to the deconsolidation of TLP on February 1, 2016 as a result of the sale of our general partner interest in TLP, partially offset by adjustments related to noncontrolling interests.

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

We have historically pursued a strategy of growth through acquisitions. Under current market conditions, the cost of capital is much higher than it has been in recent years; prospective lenders seek much higher interest rates than they have sought in the past, and at our prior distribution level of $0.64 per common unit, the yield on our common units was much higher than it had been in the past. In April 2016, the board of directors of our general partner decided to reduce our distribution level from $0.64 per common unit to $0.39 per common unit. At that time, we expected the reduction in the distribution to provide us with approximately $170 million of annual cash savings to enhance liquidity, repay indebtedness and/or invest in selected growth projects.

Under current market conditions, we are much less likely to pursue acquisitions than we have been in the past. We continue to undertake certain capital expansion projects, including our assets that will be connected to the Grand Mesa Pipeline and the continued development of Sawtooth natural gas liquids storage caverns, among others. We expect to be able to finance these projects through available capacity on our Revolving Credit Facility, asset sales or other forms of financing.

Other sources of liquidity during the six months ended September 30, 2016 are discussed below.

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight Capital Partners for approximately $112.4 million in cash and recorded a gain on disposal of $104.1 million during the six months ended September 30, 2016.

Class A Convertible Preferred Units

During the six months ended September 30, 2016, we issued $240 million of 10.75% Class A Convertible Preferred Units to Oaktree Capital Management L.P. and its co-investors. See Note 11 to our condensed consolidated financial statements included in this Quarterly Report which discusses the preferences, rights, powers and duties of holders of the Preferred Units.

At-The-Market Program

On August 24, 2016, we entered into an equity distribution program in connection with an ATM Program pursuant to which we may issue and sell common units for up to $200.0 million in gross proceeds. We are under no obligation to issue equity under the ATM Program. We intend to use the net proceeds from any sales under the ATM Program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. During the three months ended September 30, 2016, we sold 524,000 common units for proceeds of $9.6 million, net of offering costs of less than $0.1 million. In connection with the issuance of the common units, we issued 524 general partner units to our general partner and less than $0.1 million in order to maintain its 0.1% general partner interest in us.

Subsequent to September 30, 2016, we sold an additional 192,000 common units for proceeds of $3.7 million, net of offering costs of less than $0.1 million.

Long-Term Debt

Credit Agreement

We have entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At September 30, 2016, our Revolving Credit Facility had a total capacity of $2.484 billion. Our Revolving Credit Facility has an “accordion” feature that allows us to increase the capacity by $150 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments.

The Expansion Capital Facility had a total capacity of $1.446 billion for cash borrowings at September 30, 2016. At that date, we had outstanding borrowings of $1.312 billion on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.038 billion for cash borrowings and letters of credit at September 30, 2016. At that date, we had outstanding borrowings of $710.5 million and outstanding letters of credit of $75.3 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our condensed consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on November 5, 2018. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate plus a margin of 0.50% to 1.75% per year or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.75% per year. The applicable margin is determined based on our consolidated leverage ratio (as defined in the Credit Agreement). At September 30, 2016, the borrowings under the Credit Agreement had an average interest rate of 2.83%, calculated as the LIBOR rate of 0.53% plus a margin of 2.25% for LIBOR borrowings and the prime rate of 3.50% plus a margin of 1.25% on alternate base rate borrowings. At September 30, 2016, the interest rate in effect on letters of credit was 2.25%. Commitment fees are charged at a rate ranging from 0.38% to 0.50% on any unused capacity.

The Revolving Credit Facility is secured by substantially all of our assets. The Credit Agreement also specifies that our leverage ratio cannot be more than 4.75 to 1 and that our interest coverage ratio cannot be less than 2.75 to 1 at any quarter end. At September 30, 2016, our leverage ratio was approximately 4.15 to 1 and our interest coverage ratio was approximately 4.60 to 1.

At September 30, 2016, we were in compliance with the covenants under the Credit Agreement.

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

At September 30, 2016, we were in compliance with the covenants under the indenture governing the 2019 Notes.

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

At September 30, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes.

2022 Notes

On June 19, 2012, we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) whereby we issued $250.0 million of Senior Notes in a private placement (the “2022 Notes”). The 2022 Notes bear interest at a fixed rate of 6.65%, which is payable quarterly. The 2022 Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to prepay outstanding principal, although we would incur a prepayment penalty. On September 30, 2016, we amended our Note Purchase Agreement which, among other things, changes the maximum allowable leverage ratio to match the maximum allowable leverage ratio and the calculation of such ratio under our Credit Agreement. Additionally, the amendment provides for an increase in interest charged should our leverage ratio exceed certain predetermined levels. The 2022 Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

At September 30, 2016, we were in compliance with the covenants under the Note Purchase Agreement.

2023 Notes

As described in Note 16, we issued $700.0 million of senior unsecured notes during October 2016. These senior unsecured notes bear interest at a fixed rate of 7.50% and mature on November 1, 2023.

Revolving Credit Balances

The following table summarizes our revolving credit facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Six Months Ended September 30, 2016
Expansion capital borrowings	$1,258,478	$1,153,500	$1,338,000
Working capital borrowings	629,292	465,500	718,000

Six Months Ended September 30, 2015
Expansion capital borrowings	$893,002	$739,500	$1,083,000
Working capital borrowings	672,921	582,500	756,000
TLP credit facility borrowings	253,247	245,000	263,400

Capital Expenditures

The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information has been prepared on the accrual basis, and excludes property, plant and equipment and intangible assets acquired in acquisitions.

	Capital Expenditures
	Expansion (1)	Maintenance (2)	Total
	(in thousands)
Three Months Ended September 30,
2016	$48,781	$6,401	$55,182
2015	87,419	15,452	102,871

Six Months Ended September 30,
2016	$143,884	$12,696	$156,580
2015	200,532	26,006	226,538

(1)	Includes expansion capital expenditures for TLP of $3.9 million during the three months ended September 30, 2015 and $9.3 million during the six months ended September 30, 2015.

(2)	Includes maintenance capital expenditures for TLP of $4.2 million during the three months ended September 30, 2015 and $7.1 million during the six months ended September 30, 2015.

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Six Months Ended September 30,
Cash Flows Provided by (Used in)	2016	2015
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$81,184	$78,481
Changes in operating assets and liabilities	(137,583)	95,614
Operating activities	$(56,399)	$174,095
Investing activities	(235,542)	(340,930)
Financing activities	287,192	155,585

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

Investing Activities. Net cash used in investing activities was $235.5 million during the six months ended September 30, 2016, compared to $340.9 million during the six months ended September 30, 2015. The decrease in net cash used in investing activities was due primarily to:

•	$112.4 million in proceeds received from the sale of the TLP common units we owned during the six months ended September 30, 2016;

•	a decrease in capital expenditures from $222.3 million during the six months ended September 30, 2015 to $159.7 million during the six months ended September 30, 2016;

•	a $37.2 million decrease in cash paid for acquisitions during the six months ended September 30, 2016; and

•
a $13.9 million decrease related to a loan receivable from an equity method investee as we purchased the remaining ownership interest in this equity method investee and, therefore, consolidated this previous equity method investee in our condensed consolidated financial statements during the six months ended September 30, 2016.

These decreases were partially offset by:

•	a $68.0 million increase in cash flows from derivatives;

•	$42.0 million to acquire certain refined product pipeline capacity allocations from other shippers on the Colonial pipeline during the six months ended September 30, 2016; and

•	a $16.9 million payment to terminate the development agreement (see Note 15 to our condensed consolidated financial statements included in this Quarterly Report).

Financing Activities. Net cash provided by financing activities was $287.2 million during the six months ended September 30, 2016, compared to $155.6 million during the six months ended September 30, 2015. The increase in net cash provided by financing activities was due primarily to:

•	$235.0 million in proceeds received (net of offering costs) from the sale of our Preferred Units and warrants during the six months ended September 30, 2016; and

•	a decrease of $86.1 million in distributions paid to our partners and noncontrolling interest owners during the six months ended September 30, 2016.

These increases were partially offset by:

•	a $173.6 million decrease in borrowings on our revolving credit facilities (net of repayments) to fund our operating or investing requirements during the six months ended September 30, 2016;

•
a $25.9 million release of contingent consideration liabilities related to the termination of the development agreement during the six months ended September 30, 2016 (see Note 15 to our condensed consolidated financial statements included in this Quarterly Report); and

•	$15.1 million in repurchases of a portion of our outstanding senior notes during the six months ended September 30, 2016.

The following table summarizes common unit distributions declared during our current and prior fiscal years:

Date Declared	Record Date	Date Paid/Payable	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2015	May 5, 2015	May 15, 2015	$0.6250	$59,651	$13,446
July 23, 2015	August 3, 2015	August 14, 2015	0.6325	66,248	15,483
October 22, 2015	November 3, 2015	November 13, 2015	0.6400	67,313	16,277
January 21, 2016	February 3, 2016	February 15, 2016	0.6400	67,310	16,279
April 21, 2016	May 3, 2016	May 13, 2016	0.3900	40,626	70
July 22, 2016	August 4, 2016	August 12, 2016	0.3900	41,146	71
October 20, 2016	November 4, 2016	November 14, 2016	0.3900	41,907	72

Distributions on the Partnership’s outstanding Class A Convertible Preferred Units are declared and paid quarterly. On July 22, 2016, $1.8 million of distributions were declared and paid to the holders of the Preferred Units on August 12, 2016. On October 20, 2016, we declared a distribution of $6.4 million to be paid to the holders of the Preferred Units on November 14, 2016.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2016 for our fiscal years ending thereafter:

		Six Months Ending March 31,	Year Ending March 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$1,312,000	$—	$—	$1,312,000	$—	$—	$—
Working capital borrowings	710,500	—	—	710,500	—	—	—
2019 Notes	383,467	—	—	—	383,467	—	—
2021 Notes	369,063	—	—	—	—	—	369,063
2022 Notes	250,000	—	25,000	50,000	50,000	50,000	75,000
Other long-term debt	59,506	3,405	8,014	6,857	6,372	34,728	130
Interest payments on long-term debt:
Revolving Credit Facility (1)	128,977	30,643	61,459	36,875	—	—	—
2019 Notes	58,958	9,826	19,653	19,653	9,826	—	—
2021 Notes	139,552	12,687	25,373	25,373	25,373	25,373	25,373
2022 Notes	58,188	8,313	16,209	13,300	9,975	6,650	3,741
Other long-term debt	12,690	1,911	3,460	2,994	2,553	1,764	8
Letters of credit	75,274	—	—	75,274	—	—	—
Future minimum lease payments under noncancelable operating leases	597,874	67,837	122,935	101,047	90,112	80,457	135,486
Future minimum throughput payments under noncancelable agreements (2)	172,678	26,008	52,082	52,170	42,418	—	—
Construction commitments (3)	18,300	18,300	—	—	—	—	—
Fixed-price commodity purchase commitments (4)	106,789	105,779	1,010	—	—	—	—
Index-price commodity purchase commitments (5)	1,002,293	735,847	126,812	88,675	50,959	—	—
Total contractual obligations	$5,456,109	$1,020,556	$462,007	$2,494,718	$671,055	$198,972	$608,801

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at September 30, 2016. See Note 8 to our condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

(2)
We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity.

(3)	At September 30, 2016, we had the following construction commitments:

•
As part of the Grand Mesa Pipeline project, we will have some assets connected to the pipeline. At September 30, 2016, the remaining costs for these assets are approximately $15.2 million. We expect these assets to be completed during the third quarter of fiscal year 2017.

•
In February 2015, we acquired Sawtooth, which owns a natural gas liquids salt dome storage facility in Utah with rail and truck access to western United States markets and entered into a construction agreement to expand the storage capacity of the facility. At September 30, 2016, the remaining costs for this project are $3.1 million. We expect this project to be completed by the end of the third quarter of fiscal year 2017.

(4)    At September 30, 2016, we had the following fixed-price purchase commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
2017 (six months)	$88,079	1,993	$17,700	33,324
2018	—	—	1,010	2,268
Total	$88,079	1,993	$18,710	35,592
(5)    At September 30, 2016, we had the following index-price purchase commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
2017 (six months)	$393,834	8,781	$342,013	578,312
2018	121,805	2,790	5,007	8,732
2019	88,675	1,825	—	—
2020	50,959	1,070	—	—
Total	$655,273	14,466	$347,020	587,044

Index prices are based on a forward price curve at September 30, 2016. A theoretical change of $0.10 per gallon in the underlying commodity price at September 30, 2016 would result in a change of $58.7 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at September 30, 2016 would result in a change of $14.5 million in the value of our index-price crude oil purchase commitments.

Sales Contracts

We have entered into product sales contracts for which we expect the parties to physically settle the inventory in future periods. At September 30, 2016, we had the following sales contract volumes (in thousands):

Natural gas liquids fixed-price (gallons)	163,546
Natural gas liquids index-price (gallons)	414,042
Crude oil fixed-price (barrels)	3,415
Crude oil index-price (barrels)	12,953

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases discussed in Note 10 to our condensed consolidated financial statements included in this Quarterly Report.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2016, we had $2.0 billion of outstanding borrowings under our Revolving Credit Facility at an average interest rate of 2.83%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $2.5 million, based on borrowings outstanding at September 30, 2016.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2016, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

September 30, 2016 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(2,171)
Crude oil (Water Solutions segment)	(631)
Propane (Liquids segment)	1,038
Other products (Liquids segment)	(3,365)
Refined products (Refined Products and Renewables segment)	(36,090)
Renewables (Refined Products and Renewables segment)	(1,344)
Canadian dollars (Liquids segment)	859

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2016. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of September 30, 2016, such disclosure controls and procedures were effective to provide the reasonable assurance discussed above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As previously disclosed, the U.S. Environmental Protection Agency (“EPA”) had informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (hereafter referred to as “Gavilon”) of alleged violations in 2011 by Gavilon of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by NGL in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint relates to transactions between Gavilon and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon in 2011. The complaint seeks an order declaring that the RINs generated by Western Dubuque be declared invalid, that the defendants retire and replace such RINs and that the defendants pay statutory civil penalties. Consistent with our position against the previous EPA allegations, we deny the allegations in this civil complaint and intend to vigorously defend ourselves in the civil action. However, at this time NGL is unable to determine the outcome of this action or its significance to us.

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as supplemented and updated by Part II, Item 1A–“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number		Exhibit
4.1	*	Limited Consent and Amendment No. 11 to Note Purchase Agreement, dated as of September 30, 2016, among the Partnership and the purchasers named therein
12.1	*	Computation of ratios of earnings to fixed charges and combined fixed charges and preferred unit distributions
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended September 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 4, 2016		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 4, 2016		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Exhibit
4.1	*	Limited Consent and Amendment No. 11 to Note Purchase Agreement, dated as of September 30, 2016, among the Partnership and the purchasers named therein
12.1	*	Computation of ratios of earnings to fixed charges and combined fixed charges and preferred unit distributions
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended September 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.