Form 10-K
period 2017-03-31
NGL Energy Partners LP
filed 2017-05-26
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-35172
NGL Energy Partners LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3427920
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6120 South Yale Avenue, Suite 805 Tulsa, Oklahoma	74136
(Address of Principal Executive Offices)	(Zip Code)
(918) 481-1119
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:   None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The aggregate market value at September 30, 2016 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($18.84 per Common Unit) was $1.7 billion. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At May 23, 2017, there were 120,787,060 common units issued and outstanding.

i

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Annual Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our general partner believe such forward-looking statements are reasonable, neither we nor our general partner can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•	the prices of crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel;

•	energy prices generally;

•	the general level of crude oil, natural gas, and natural gas liquids production;

•	the general level of demand for crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel;

•	the availability of supply of crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel;

•	the level of crude oil and natural gas drilling and production in producing areas where we have water treatment and disposal facilities;

•	the prices of propane and distillates relative to the prices of alternative and competing fuels;

•	the price of gasoline relative to the price of corn, which affects the price of ethanol;

•	the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of foreign oil and gas producing nations;

•	the effect of weather conditions on supply and demand for crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel;

•	the effect of natural disasters, lightning strikes, or other significant weather events;

•	the availability of local, intrastate, and interstate transportation infrastructure with respect to our truck, railcar, and barge transportation services;

•	the availability, price, and marketing of competing fuels;

•	the effect of energy conservation efforts on product demand;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	the effect of legislative and regulatory actions on hydraulic fracturing, wastewater disposal, and the treatment of flowback and produced water;

•	hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;

•	the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other marketers;

•	loss of key personnel;

•	the ability to renew contracts with key customers;

•	the ability to maintain or increase the margins we realize for our terminal, barging, trucking, wastewater disposal, recycling, and discharge services;

•	the ability to renew leases for our leased equipment and storage facilities;

•	the nonpayment or nonperformance by our counterparties;

•	the availability and cost of capital and our ability to access certain capital sources;

•	a deterioration of the credit and capital markets;

•	the ability to successfully identify and complete accretive acquisitions, and integrate acquired assets and businesses;

•	changes in the volume of hydrocarbons recovered during the wastewater treatment process;

•	changes in the financial condition and results of operations of entities in which we own noncontrolling equity interests;

•
changes in applicable laws and regulations, including tax, environmental, transportation, and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the effect of such laws and regulations (now existing or in the future) on our business operations;

•	the costs and effects of legal and administrative proceedings;

•	any reduction or the elimination of the federal Renewable Fuel Standard;

•	changes in the jurisdictional characteristics of, or the applicable regulatory policies with respect to, our pipeline assets; and

•	other risks and uncertainties, including those discussed under Part I, Item 1A–“Risk Factors.”

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors.”

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

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2017. Unless otherwise indicated, this data is as of March 31, 2017.

Item 1.    Business

Overview

We are a Delaware limited partnership formed in September 2010. Subsequent to our initial public offering (“IPO”) in May 2011, we significantly expanded our operations through numerous acquisitions. At March 31, 2017, our operations include:

•
Our Crude Oil Logistics segment purchases crude oil from producers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•
Our Water Solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck and frac tank washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services.

•
Our Liquids segment supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada using its leased underground storage and fleet of leased railcars, markets regionally through its 21 owned terminals throughout the United States, and provides terminaling and storage services at its salt dome storage facility in Utah.

•
Our Retail Propane segment sells propane, distillates, equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain resellers in 30 states and the District of Columbia.

•
Our Refined Products and Renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedules them for delivery at various locations throughout the country.

For more information regarding our reportable segments, see Note 13 to our consolidated financial statements included in this Annual Report.

Acquisitions

Subsequent to our IPO in May 2011, we significantly expanded our operations through numerous acquisitions. The following summarizes our acquisitions over the past five fiscal years.

Year Ended March 31, 2013

•	In May 2012, we completed a business combination with Downeast Energy Corp., whereby we acquired retail propane and distillate operations primarily in the northeastern United States.

•
In June 2012, we completed a business combination with High Sierra Energy, LP and High Sierra Energy GP, LLC (collectively, “High Sierra”), whereby we acquired all of the ownership interests in High Sierra. High Sierra’s businesses included crude oil gathering, transportation and marketing; water treatment, disposal, and transportation; and natural gas liquids transportation and marketing.

•
In November 2012, we completed a business combination whereby we acquired Pecos Gathering & Marketing, L.L.C. and certain of its affiliated companies (collectively, “Pecos”). The business of Pecos consisted primarily of crude oil purchasing and logistics operations in Texas and New Mexico.

•
In December 2012, we completed a business combination whereby we acquired all of the membership interests in Third Coast Towing, LLC (“Third Coast”). The business of Third Coast consisted primarily of transporting crude oil via barge.

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

•
In July 2013, we completed a business combination with High Roller Wells Big Lake SWD No. 1, Ltd., whereby we acquired a water treatment and disposal facility in the Permian Basin in Texas. We also entered into a development agreement that required us to purchase water solutions facilities developed by the other party to the agreement. During March 2014, we purchased one additional facility under this development agreement.

•
In August 2013, we completed a business combination whereby we acquired seven entities affiliated with Oilfield Water Lines LP (collectively, “OWL”). The businesses of OWL included four water treatment and disposal facilities in the Eagle Ford shale play in Texas.

•
In September 2013, we completed a business combination with Coastal Plains Disposal #1, LLC (“Coastal”), whereby we acquired the ownership interests in three water treatment and disposal facilities in the Eagle Ford shale play in Texas, and the option to acquire an additional facility, which we exercised in March 2014.

•
In December 2013, we acquired the ownership interests in Gavilon, LLC (“Gavilon Energy”). The assets of Gavilon Energy included crude oil terminals in Oklahoma, Texas and Louisiana, a 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma and became operational in February 2014, and an interest in E Energy Adams, LLC, an ethanol production facility in the Midwest. The operations of Gavilon Energy included the marketing of crude oil, refined products, ethanol, biodiesel, and natural gas liquids, and also included crude oil storage in Cushing, Oklahoma.

Year Ended March 31, 2015

•
In July 2014, we acquired TransMontaigne Inc. (“TransMontaigne”). The operations of TransMontaigne included the marketing of refined products. As part of this transaction, we also purchased inventory from the previous owner of TransMontaigne, the 2% general partner interest, the incentive distribution rights, a 19.7% limited partner interest in TransMontaigne Partners L.P. (“TLP”), and assumed certain terminaling service agreements with TLP from an affiliate of the previous owner of TransMontaigne. See “Dispositions” below for a discussion of the sale of the general and limited partner interests in TLP.

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

•	During the year ended March 31, 2015, we purchased 16 water treatment and disposal facilities under the development agreement discussed above.

•	During the year ended March 31, 2015, we acquired eight retail propane businesses.

Year Ended March 31, 2016

•	In August 2015, we acquired four saltwater disposal facilities and a 50% interest in an additional saltwater disposal facility in the Delaware Basin of the Permian Basin in Texas.

•	In January 2016, we acquired a 57.125% interest in an existing produced water pipeline company operating in the Delaware Basin portion of West Texas.

•	During the year ended March 31, 2016, we purchased 15 water treatment and disposal facilities under the development agreement discussed above.

•	During the year ended March 31, 2016, we acquired six retail propane businesses.

Year Ended March 31, 2017

•	In June 2016, we acquired an additional 24.5% interest in an existing produced water pipeline company operating in the Delaware Basin portion of West Texas.

•
In June 2016, we acquired the remaining 65% ownership interest in Grassland Water Solutions, LLC (“Grassland”), which we subsequently sold in November 2016 (see “Dispositions” below for a discussion of the sale).

•	In September 2016, we acquired the remaining 25% ownership interest in three water solutions facilities in the Eagle Ford shale play in Texas.

•
In January 2017, we acquired a natural gas liquids terminal that supports refined products blending in Port Hudson, Louisiana, and a natural gas liquids and condensate facility in Kingfisher, Oklahoma.

•	During the year ended March 31, 2017, we acquired three water solutions facilities.

•	During the year ended March 31, 2017, we acquired four retail propane businesses.
Dispositions

Sale of General Partner Interest in TLP

On February 1, 2016, we sold our general partner interest in TLP to an affiliate of ArcLight Capital Partners (“ArcLight”) for $350 million in cash. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. As part of this transaction, we entered into lease agreements whereby we will remain the long-term exclusive tenant in the TLP Southeast terminal system. In addition, we retained TransMontaigne Product Services, LLC, including its marketing business, customer contracts and its line space on the Colonial and Plantation pipelines, which is a significant part of our Refined Products and Renewables segment. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to ArcLight for approximately $112.4 million in cash. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

Sale of Grassland

On November 29, 2016, we sold Grassland. We received proceeds of $22.0 million and recorded a loss on the sale of $2.3 million during the year ended March 31, 2017. See Note 4 to our consolidated financial statements included in this Annual Report for a further discussion

Primary Service Areas

The following map shows the primary service areas of our businesses at March 31, 2017:

Organizational Chart

The following chart provides a summarized view of our legal entity structure at March 31, 2017:

(1)
Includes (i) NGL Crude Logistics, LLC, which includes the operations of our Crude Oil Logistics and a portion of our Refined Products and Renewables businesses, (ii) NGL Water Solutions, LLC, which includes the operations of our Water Solutions business, (iii) NGL Liquids, LLC, which includes the operations of our Liquids business, (iv) NGL Propane, LLC, which includes the operations of our Retail Propane business, and (v) TransMontaigne, LLC, which includes the remaining portion of the Refined Products and Renewables businesses.

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

•
Achieve organic growth by investing in new assets that increase volumes, enhance our operations, and generate attractive rates of return. We believe that there are accretive organic growth opportunities that originate from assets we own and operate. We have invested and expect to continue to invest within our existing businesses, particularly within our Crude Oil Logistics, Water Solutions, and Refined Products businesses as we grow these businesses with highly accretive, fee-based organic growth opportunities.

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

Our Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies and achieve our principal business objectives because of the following competitive strengths:

•
Our vertically integrated and diversified operations, which help us generate more predictable and stable cash flows on a year-to-year basis. Our ability to provide multiple services to customers in numerous geographic areas enhances our competitive position. Our five business units are diversified by geography, customer-base and commodity sensitivities which we believe provides us with the ability to maintain cash flows throughout typical commodity cycles. For example, our Retail Propane business sources propane through our Liquids business which allows us to leverage the expertise of our Liquids business to help improve our margins and profitability and enhance our cash flows. Furthermore, we believe that our Liquids business provides us with valuable market intelligence that helps us identify potential acquisition opportunities. Our Refined Products business benefits from lower energy prices driving increased customer demand, which can offset the downward pressure on our Crude Oil Logistics and Water Solutions businesses in a low price environment.

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

•
Our network of natural gas liquids transportation, terminal, and storage assets, which allows us to provide multiple services over the continental United States. Our strategically located terminals, large railcar fleet, shipper status on common carrier pipelines, and substantial leased and owned underground storage enable us to be a preferred purchaser and seller of natural gas liquids.

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

•
Our access to refined products pipeline and terminal infrastructure. Our capacity allocations on third-party pipelines and our proprietary access to refined products terminals give us the opportunity to serve customers over a large geographic area.

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

Our Businesses

Crude Oil Logistics

Overview. Our Crude Oil Logistics segment purchases crude oil from producers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs. We also lease space and capacity in our owned assets, such as storage tanks, pipelines, trucks, barges, and railcars, to third parties for a fee. Our operations are centered near areas of high crude oil production, such as the Bakken shale play in North Dakota, the DJ Basin in Colorado, the Permian Basin in Texas and New Mexico, the Eagle Ford shale play in Texas, the Anadarko Basin, including the STACK, SCOOP, Granite Wash and Mississippi Lime plays in Oklahoma and Texas, and southern Louisiana at the Gulf of Mexico.

We own a 550-mile pipeline that transports crude oil from its origin in Colorado to Cushing, Oklahoma (the “Grand Mesa Pipeline”). Grand Mesa Pipeline commenced operations on November 1, 2016, and the main line portion of this pipe is comprised of a 37.5% undivided interest in a crude oil pipeline jointly owned with Saddlehorn Pipeline Company, LLC (“Saddlehorn”) where we have the right to utilize 150,000 barrels per day of capacity. During the period from November 1, 2016 through March 31, 2017, there were approximately 42,000 barrels per day transported on the Grand Mesa Pipeline. Operating costs are allocated to us based on our proportionate ownership interest and throughput. We also own 970,000 barrels of operational tankage related to the Grand Mesa Pipeline.

Through our undivided interest in the Grand Mesa Pipeline, we have capacity sufficient to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We retained ownership of our previously-acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements for projects involving the transportation of crude oil and condensate.

Operations. We purchase crude oil from producers and transport it to refineries or for resale. Our strategically deployed railcar fleet, towboats, barges, and trucks, and our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to the optimal markets.

We currently transport crude oil using the following assets:

•	215 owned trucks and 260 owned trailers operating primarily in the Mid-Continent, Permian Basin, Eagle Ford shale play, and Rocky Mountain regions;

•	400 owned railcars and 397 leased railcars operating primarily in Colorado, New Mexico, North Dakota, Oklahoma, Wyoming, and West Texas; and

•	10 owned towboats and 20 owned barges operating primarily in the intercoastal waterways of the Gulf Coast and along the Mississippi and Arkansas river systems.

Of our 400 owned railcars, all are compliant with the standards for railcars built subsequent to 2011. Of our 397 leased railcars, 310 are compliant with these standards (see Part I, Item 1A–“Risk Factors).

We contract for truck, rail, and barge transportation services from third parties and ship on 16 common carrier pipelines. We own 29 pipeline injection stations, the locations of which are summarized below.

State	Number of Pipeline Injection Stations
Texas	14
Oklahoma	7
New Mexico	5
Kansas	2
Montana	1
Total	29

We also have commitments on several interstate pipelines for transportation of crude oil.

We own eight storage terminal facilities. The largest of these is a terminal in Cushing, Oklahoma with a storage capacity of 4,600,000 barrels, of which 1,000,000 barrels are owned by Glass Mountain. The combined storage capacity of the other seven terminals is 1,259,400 barrels. In April 2017, a recently constructed Gulf Coast terminal facility became operational with a total storage capacity of 350,000 barrels.

We lease 2,165,000 barrels of capacity at two storage terminal facilities. Of this leased storage capacity, 2,000,000 barrels are at Cushing, Oklahoma. Effective April 1, 2017, our leased storage capacity at Cushing, Oklahoma was reduced to 950,000 barrels per our lease agreement.

We own a 50% interest in Glass Mountain, which owns a 210-mile crude oil pipeline that originates in western Oklahoma and terminates in Cushing, Oklahoma. This pipeline, which became operational in February 2014, has a capacity of 147,000 barrels per day.

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2017, 70% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment. In addition to utilizing our assets to transport crude oil we own, we also provide truck transportation, barge transportation, storage, and terminal throughput services to our customers.

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

Supply. We obtain crude oil from a large base of suppliers, which consists primarily of crude oil producers. We currently purchase crude oil from approximately 250 producers at approximately 3,000 leases.

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

Billing and Collection Procedures. Our Crude Oil Logistics customers consist primarily of crude oil refiners, producers, and marketers. We typically invoice these customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on these customers. We believe the following procedures enhance our collection efforts with these customers:

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

Trade Names. Our Crude Oil Logistics segment operates primarily under the NGL Crude Logistics, NGL Crude Transportation and NGL Marine trade names.

Water Solutions

Overview. Our Water Solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck and frac tank washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services. Our water processing facilities are strategically located near areas of high crude oil and natural gas production, including the Permian Basin in Texas and New Mexico, the DJ Basin in Colorado, the Eagle Ford shale play in Texas, the Bakken shale play in North Dakota, and the Pinedale Anticline in Wyoming. During the year ended March 31, 2017, we took delivery of 183.2 million barrels of wastewater, an average of 502,000 barrels per day.

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

Operations. We own 72 water treatment and disposal facilities, including 94 wells. The location of the facilities and the processing capacities at which the facilities currently operate and whether the facilities are located on lands we own or lease are summarized below.

	Processing Capacity (barrels per day)
Location	Own	Lease	Total
Pinedale Anticline (1) - Wyoming	—	62,500	62,500

DJ Basin (2) - Colorado	214,500	72,500	287,000

Permian Basin (3)(4) - Texas and New Mexico	685,000	40,000	725,000

Eagle Ford (3)(5) - Texas	316,000	157,000	473,000

Eaglebine - Texas	20,000	—	20,000

Granite Wash (3) - Texas	52,000	—	52,000

Bakken - North Dakota	30,000	16,000	46,000

Total-All Facilities	1,317,500	348,000	1,665,500

(1)
This facility has a disposal capacity of 2,500 barrels per day and a design capacity of 60,000 barrels per day to process water to a recycle standard, which includes a design capacity of 15,000 barrels per day to process water to a discharge standard.

(2)
Reflects the total processing capacity of facilities at this location, which includes two facilities that have a combined design capacity of 20,000 barrels per day to process water to a recycle standard.

(3)	Certain facilities can dispose of both wastewater and solids such as tank bottoms and drilling fluids. We own a 50% interest in the disposal of solids.

(4)	Includes one facility with a processing capacity of 16,000 barrels per day in which we own a 50% interest.

(5)	Includes one facility with a processing capacity of 28,000 barrels per day in which we own a 75% interest.

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

Our facilities in Colorado, Texas and North Dakota dispose of wastewater primarily into deep underground formations via injection wells. One of our facilities in Colorado has the assets and technology needed to treat the water to the point that we can sell the water back to producers for use in future drilling operations.

Our facility servicing the Pinedale Anticline in Wyoming has the assets and technology needed to treat the water more extensively than a typical disposal facility. At this facility, the water is recycled, rather than being disposed of in an injection well. We either process the water to the point where it can be returned to producers to be reused in future drilling operations (recycle quality water), or we treat the water to a greater extent, such that it exceeds the standards for drinking water, and can be returned to the ecosystem (discharge quality water). Recycling offers producers an alternative to the use of fresh water in hydraulic fracturing operations. This minimizes the impact on aquifers, particularly in arid regions of the United States. Since June 2012, we have recycled approximately 16.5 million barrels (693 million gallons) of recycle quality water, have returned approximately 8.9 million barrels (374 million gallons) of discharge quality water back to New Fork River, which is a tributary of the Colorado River, and have returned approximately 2.6 million barrels (109 million gallons) of water to the ecosystem through an agricultural irrigation system. We also make discharge quality water available to producers and the surrounding community for other purposes such as dust control.

At our disposal facilities, we use proprietary well maintenance programs to enhance injection rates and extend the service lives of the wells.

Customers. The customers of our Wyoming and Colorado facilities consist primarily of large exploration and production companies that conduct drilling operations near our facilities. The customers of our Texas and North Dakota facilities consist of both wastewater transportation companies and producers. The primary customer of our Wyoming facility has committed to deliver a specified minimum volume of water to our facility under a long-term contract. The primary customers of our Colorado facilities have committed to deliver all wastewater produced at wells in a designated area to our facilities. One customer in Texas has committed to deliver at least 50,000 barrels of wastewater per day to our facilities. Most customers of our other facilities are not under volume commitments, although certain of our facilities are connected to producer locations by pipeline. During the year ended March 31, 2017, 26% of the water treatment and disposal revenues of our Water Solutions segment were generated from our two largest customers of the segment, and 60% of the water treatment and disposal revenues of the segment were generated from our ten largest customers of the segment.

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

Billing and Collection Procedures. Our Water Solutions customers consist of large crude oil and natural gas producers, and also include smaller water transportation companies. We typically invoice these customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on these customers. We believe the following procedures enhance our collection efforts with these customers:

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

Liquids

Overview. Our Liquids segment provides natural gas liquids procurement, storage, transportation, and supply services to customers through assets owned by us and third parties. Our Liquids business supplies the majority of the propane for our Retail Propane business as well as other retail propane businesses. We also sell butanes and natural gasolines to refiners and producers for use as blending stocks and diluent and assist refineries by managing their seasonal butane supply needs. During the year ended March 31, 2017, we sold 2.1 billion gallons of natural gas liquids, an average of 5.66 million gallons per day.

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

A portion of our wholesale propane gallons are presold to third-party retailers and wholesalers at a fixed price under back-to-back contracts. Back-to-back contracts, in which we balance our contractual portfolio by buying propane supply when we have a matching purchase commitment from our wholesale customers, protect our margins and mitigate commodity price risk. Presales also reduce the impact of warm weather because the customer is required to take delivery of the propane regardless of the weather or any other factors. We generally require cash deposits from these customers. In addition, on a daily basis we have the ability to balance our inventory by buying or selling propane, butanes, and natural gasoline to refiners, resellers, and propane producers through pipeline inventory transfers at major storage hubs.

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

We also transport customer-owned natural gas liquids on our leased railcars and charge the customers a transportation service fee as well as subleasing railcars to certain customers.

We own 21 natural gas liquids terminals and we lease a fleet of approximately 5,000 high-pressure and general purpose railcars. These assets give us the opportunity to access wholesale markets throughout the United States, and to move product to locations where demand is highest. We utilize these terminals and railcars primarily in the service of our wholesale, butane and asphalt operations, although we also provide transportation, storage, and throughput services to other parties to a lesser extent.

The location of the facilities and their throughput capacity are summarized below:

Facility	Throughput Capacity (gallons per day)	Terminal Interconnects
Arkansas	2,226,800	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Missouri	1,813,000	Connected to Phillips66 Blue Line Pipeline
Minnesota	1,441,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Indiana	1,058,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Illinois	883,000	Connected to Phillips66 Blue Line Pipeline
Wisconsin	863,000	Rail Facility
Washington	717,000	Rail Facility
Louisiana	600,000	Truck Facility
Oklahoma	600,000	Connected to Phillips66 Chisholm Pipeline; Rail Facility
Massachusetts	441,000	Rail Facility
New Mexico	408,000	Rail Facility
Montana (1)	120,000	Rail Facility
United States Total	11,170,800

Ontario, Canada	700,000	Truck Facility
Canada Total	700,000

Total	11,870,800

(1)	Currently subleased to a third party through October 2017 with an option to extend or to purchase.

We have operating agreements with third parties for certain of our terminals. The terminals in East St. Louis, Illinois and Jefferson City, Missouri are operated for us by a third party for a monthly fee under an operating and maintenance agreement that expires in November 2017 and we are currently in negotiations to renew this agreement. The terminal in St. Catherines, Ontario, Canada is operated by a third party under a year-to-year agreement.

We own the land on which 14 of the 21 natural gas liquids terminals are located and we either have easements or lease the land on which the remaining terminals are located. The terminals in East St. Louis, Illinois and Jefferson City, Missouri have perpetual easements, and the terminal in St. Catherines, Ontario, Canada has a long-term lease that expires in 2022.

We own an underground storage facility near Delta, Utah. This facility currently has capacity to store approximately 6.0 million barrels of natural gas liquids. We lease storage to approximately 15 customers, with lease terms ranging from one to three years. The facility is located on property for which we have a long-term lease.

In January 2017, we acquired a natural gas liquids terminal that supports refined products blending in Port Hudson, Louisiana, and a natural gas liquids and condensate facility in Kingfisher, Oklahoma. The Port Hudson Terminal is located near Baton Rouge, Louisiana, and is in proximity to other refined products infrastructure along the Colonial Pipeline. This truck unloading and storage facility allows for the aggregation and supply of butane and naphtha for motor fuel blending and consists of storage tanks with total capacity of 720,000 gallons. The Kingfisher Facility is a natural gas liquids and condensate facility located in Kingfisher, Oklahoma, which is located in the middle of the STACK shale play. The facility connects to the Chisholm NGL Pipeline and the Conway Fractionation complex and consists of 450,000 gallons of storage capacity, a methanol extraction tower and a 5,000-barrel per day condensate splitter.

We own 23 transloading units, which enable customers to transfer product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most convenient for customers to transfer their product.

We lease natural gas liquids storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers. We lease storage space for natural gas liquids in various storage hubs in Kansas, Texas, Mississippi, Missouri, Louisiana, Arizona, Indiana, and Canada.

The following table summarizes our significant leased storage space at natural gas liquids storage facilities and interconnects to those facilities:

	Leased Storage Space (gallons)
Storage Facility	Beginning April 1, 2017	At March 31, 2017	Storage Interconnects
Kansas	75,390,000	77,490,000	Connected to Enterprise Mid-America, NuStar Pipelines and ONEOK North System Pipeline; Rail Facility; Truck Facility
Texas	50,400,000	44,940,000	Connected to Phillips66 Blue Line Pipeline and Enterprise Texas Eastern Products Pipeline; Truck Facility
Mississippi	7,560,000	9,660,000	Connected to Enterprise Dixie Pipeline; Rail Facility
Missouri	7,560,000	7,560,000	Truck Facility
Louisiana	6,300,000	2,407,000	Connected to Enlink Pipe; Rail Facility
Arizona	—	1,680,000	Rail Facility
Indiana	210,000	—	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
United States Total	147,420,000	143,737,000

Ontario, Canada	23,179,000	15,800,000	Rail Facility
Alberta, Canada	5,162,000	4,370,000	Connected to Cochin Pipeline; Rail Facility
Canada Total	28,341,000	20,170,000

Total	175,761,000	163,907,000

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

Customers. Our Liquids business serves approximately 900 customers in 48 states. Our Liquids business serves national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. Our Liquids business also supplies the majority of the propane for our Retail Propane business. We deliver the propane supply to our customers at terminals located on common carrier pipelines, rail terminals, refineries, and major United States propane storage hubs. During the year ended March 31, 2017, 34% of the revenues of our Liquids segment were generated from our ten largest customers of the segment (exclusive of sales to our Retail Propane segment).

Seasonality. Our wholesale Liquids business is affected by the weather in a similar manner as our Retail Propane business as discussed below. However, we are able to partially mitigate the effects of seasonality by preselling a portion of our wholesale volumes to retailers and wholesalers and requiring the customer to take delivery of the product regardless of the weather.

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

We use back-to-back contracts for many of our Liquids segment sales to limit exposure to commodity price risk and protect our margins. We are able to match our supply and sales commitments by offering our customers purchase contracts with flexible price, location, storage, and ratable delivery. However, certain common carrier pipelines require us to keep minimum in-line inventory balances year round to conduct our daily business, and these volumes are not be matched with a purchase commitment.

We generally require deposits from our customers for fixed priced future delivery of propane if the delivery date is more than 30 days after the time of contractual agreement.

Billing and Collection Procedures. Our Liquids segment customers consist of commercial accounts varying in size from local independent distributors to large regional and national retailers. These sales tend to be large volume transactions that can range from 10,000 gallons up to 1,000,000 gallons, and deliveries can occur over time periods extending from days to as long as a year. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on these customers. We believe the following procedures enhance our collection efforts with these customers:

•	we require certain customers to prepay or place deposits for their purchases;

•	we require certain customers to post letters of credit or other forms of surety on a portion of our receivables;

•	we require certain customers to take delivery of their contracted volume ratably to help control the account balance rather than allowing them to take delivery of propane at their discretion;

•	we review receivable aging analysis regularly to identify issues or trends that may develop; and

•	we require our marketing personnel to manage their customers’ receivable position and suspend sales to customers that have not timely paid invoices.

Trade Names. Our Liquids segment operates primarily under the NGL Supply Wholesale, NGL Supply Terminal Company, Sawtooth NGL Caverns, Centennial Energy, and Centennial Gas Liquids trade names.

Retail Propane

Overview. Our Retail Propane segment consists of the retail marketing, sale and distribution of propane and distillates, including the sale and lease of propane tanks, equipment and supplies, to more than 350,000 residential, agricultural, commercial and industrial customers. We also sell propane to certain resellers. We purchase the majority of the propane sold in our Retail Propane business from our Liquids business, which provides our Retail Propane business with a stable and secure supply of propane. During the year ended March 31, 2017, we sold 207.6 million gallons of propane and distillates, an average of 569,000 gallons per day.

Operations. We market retail propane and distillates through our customer service locations. We sell propane primarily in rural areas, but we also have a number of customers in suburban areas where energy alternatives to propane such as natural gas are not generally available. We own or lease 128 customer service locations and 119 satellite distribution locations, with aggregate propane storage capacity of 17.5 million gallons and aggregate distillate storage capacity of 5.6 million gallons. Our customer service locations are staffed and operated to service a defined geographic market area and typically include a business office, product showroom, and secondary propane storage. Our satellite distribution locations, which are unmanned storage tanks, allow our customer service centers to serve an extended market area.

Our customer service locations in Illinois and Indiana also rent over 16,500 water softeners and filters, primarily to residential customers in rural areas to treat well water or other problem water. We sell water conditioning equipment and treatment supplies as well. Although the water conditioning portion of our Retail Propane business is small, it generates steady year round revenues. The customer bases in Illinois and Indiana for retail propane and water conditioning have significant overlap, providing the opportunity to cross-sell both products between those customer bases.

The following table summarizes the number of our customer service locations and satellite distribution locations by state:

State	Number of Customer Service Locations	Number of Satellite Distribution Locations
Georgia	23	10
Illinois	22	20
North Carolina	14	1
Maine	12	25
Massachusetts	12	8
Pennsylvania	9	4
Kansas	8	26
Connecticut	4	2
Indiana	4	5
New Hampshire	3	3
Oregon	2	1
South Carolina	2	2
Tennessee	2	1
Washington	2	—
Alabama	1	—
Colorado	1	1
Florida	1	—
Maryland	1	1
Mississippi	1	3
Rhode Island	1	1
Utah	1	1
Vermont	1	2
Wyoming	1	1
New Jersey	—	1
Total	128	119

We own 84 of our 128 customer service locations and 75 of our 119 satellite distribution locations, and we lease the remainder.

Tank ownership at customer locations is an important component to our operations and customer retention. At March 31, 2017, we owned the following propane storage tanks:

•	over 500 bulk storage tanks with capacities ranging from 2,000 to 90,000 gallons; and

•	over 400,000 stationary customer storage tanks with capacities ranging from 7 to 30,000 gallons.

We also lease an additional 20 bulk storage tanks ranging from 5,000 to 61,500 gallons.

At March 31, 2017, we owned a fleet of 590 bulk delivery trucks, 40 semi-tractors, 40 propane transport trailers and 630 other service trucks.

Retail deliveries of propane are usually made to customers by means of our fleet of bulk delivery trucks. Propane is pumped from the bulk delivery truck, which holds from 2,200 to 5,000 gallons, into a storage tank at the customer’s premises. The capacity of these storage tanks ranges from 50 to 30,000 gallons. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of 5 to 25 gallons. These cylinders are either picked up on a delivery route, refilled at our customer service locations, and then returned to the retail customer, or refilled at the customer’s location. Customers can also bring the cylinders to our customer service centers to be refilled.

Approximately 71% of our residential customers receive their propane supply via our automatic route delivery program, which allows us to maximize our delivery efficiency. For these customers, our delivery forecasting software system utilizes a customer’s historical consumption patterns combined with current weather conditions to more accurately predict the optimal time to refill the customer’s tank. The delivery information is then uploaded to routing software to calculate the most cost effective delivery route. Our automatic delivery program promotes customer retention by providing an uninterrupted supply of propane and enables us to efficiently conduct route deliveries on a regular basis. Some of our purchase plans, such as level payment billing, fixed price, and price cap programs, further promote our automatic delivery program.

Customers. Our retail propane and distillate customers fall into three broad categories: residential, commercial and industrial, and agricultural. At March 31, 2017, our retail propane and distillate customers were comprised of:

•	72% residential customers;

•	27% commercial and industrial customers; and

•	1% agricultural customers.

No single customer accounted for more than 1% of our retail propane volumes during the year ended March 31, 2017.

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

Trade Names. We use a variety of trademarks and trade names that we own, including Anthem Propane Exchange, Brantley Gas, Coastal Energy, Downeast Energy, Eastern Propane, Gas Inc., Hicksgas, Lumber River Propane, Osterman Propane, Pacer Propane, Proflame, Propane Central, Stallings Propane, Stokes & Congleton Carolina Energies, Triad Propane, Woodstock Gas, and Yadkin Propane among others. We typically retain and continue to use the names of the companies that we acquire and believe that this helps maintain the local identification of these companies and contributes to their continued success. We regard our trademarks, trade names, and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

Refined Products and Renewables

Overview. Our Refined Products and Renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations. During the year ended March 31, 2017, we sold 91.0 million barrels of gasoline, 49.8 million barrels of diesel, 4.6 million barrels of ethanol and 2.4 million barrels of biodiesel.

Operations. The refined products we handle include gasoline, diesel, and heating oil. We purchase refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedule them for delivery at various locations throughout the country. On certain interstate refined products pipelines, shipment demand exceeds available capacity, and capacity is allocated to shippers based on their historical shipment volumes. We hold allocated capacity on the Colonial and Plantation pipelines.

A significant percentage of our business is priced on a back-to-back basis which minimizes our commodity price exposure. We sell our products to commercial and industrial end users, independent retailers, distributors, marketers, government entities, and other wholesalers of refined petroleum products. We sell our products at terminals owned by third parties. As discussed above, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. As part of this transaction, we entered into lease agreements whereby we will remain the long-term exclusive tenant in the TLP Southeast terminal system. In addition, we retained TransMontaigne Product Services, LLC, including its marketing business, customer contracts and its line space on the Colonial and Plantation pipelines, which is a significant part of our Refined Products and Renewables segment.

The following table summarizes our leased storage space at refined products storage facilities:

Locations	Active Storage Capacity (shell barrels)
Southeast Facilities
Virginia	2,791,000
Georgia	2,553,000
Mississippi	1,588,516
North Carolina	775,000
New Jersey	468,850
Alabama	178,000
South Carolina	166,000
Florida	62,000
New York	40,800
Total Southeast Facilities Storage Capacity	8,623,166

Mid-Continent Facilities
Magellan North system	329,000
NuStar East Products system	240,000
Explorer Pipeline	50,000
Total Mid-Continent Facilities Storage Capacity	619,000

West Facilities
Kinder Morgan (Phoenix, Arizona)	50,000

Total Facilities Storage Capacity	9,292,166

We purchase ethanol primarily at production facilities in the Midwest and transport the ethanol via trucks and railcars for sale at various locations. We also blend ethanol into gasoline for sale to customers at third party terminals. We market and handle logistics for third-party ethanol manufacturers for a service fee. We primarily purchase biodiesel from production facilities in the Midwest and in Houston, Texas, and transport the biodiesel via railcar to sell to customers. We lease a total of 127,080 barrels of biodiesel storage in Deer Park, Texas and Brownsville, Texas and have a biodiesel terminaling agreement at a fuel terminal in Phoenix, Arizona with a minimum monthly throughput requirement. We lease 47 railcars for the transportation of renewables.

Customers. Our Refined Products and Renewables segment serves customers in 40 states. During the year ended March 31, 2017, 35% of the revenues of our Refined Products and Renewables segment were generated from our ten largest customers of the segment. We sell to customers via rack spot sales, contract sales, bulk sales, and just-in-time sales.

Contract sales are made pursuant to negotiated contracts, generally ranging from one to twelve months in duration, that we enter into with local market wholesalers, independent gasoline station chains, heating oil suppliers, and other customers. Contract sales provide these customers with a specified volume of product during the term of the agreement. Delivery of product sold under these arrangements generally is at third party truck racks. The pricing of the product delivered under a majority of our contract sales is based on published index prices, and varies based on changes in the applicable indices. In addition, at the customer’s option, the contract price may be fixed at a stipulated price per gallon.

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

Market Price Risk. Our philosophy is to maintain minimum commodity price exposure through a combination of purchase contracts, sales contracts and financial derivatives. A significant percentage of our business is priced on a back-to-back basis which minimizes our commodity price exposure. For discretionary inventory, and for those instances where physical transactions cannot be appropriately matched, we utilize financial derivatives to mitigate commodity price exposure. Specific exposure limits are mandated in our credit agreement and in our market risk policy.

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

Billing and Collection Procedures. Our Refined Products and Renewables customers consist primarily of commercial and industrial end users, independent retailers, distributors, marketers, government entities, and other wholesalers of refined petroleum products. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on our Refined Products and Renewables customers. We believe the following procedures enhance our collection efforts with our customers:

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

Employees

At March 31, 2017, we had 2,700 full-time employees. Eleven of our employees at two of our locations are members of a labor union. We believe that our relations with our employees are satisfactory.

Government Regulation

Regulation of the Oil and Natural Gas Industries

Regulation of Oil and Natural Gas Exploration, Production and Sales. Sales of crude oil and natural gas liquids are not currently regulated and are transacted at market prices. In 1989, the United States Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and non-price controls affecting wellhead sales of natural gas. The Federal Energy Regulatory Commission (“FERC”), which has authority under the Natural Gas Act to regulate the prices and other terms and conditions of the sale of natural gas for resale in interstate commerce, has issued blanket authorizations for all natural gas resellers subject to its regulation, except interstate pipelines, to resell natural gas at market prices. Either Congress or the FERC (with respect to the resale of natural gas in interstate commerce), however, could re-impose price controls in the future.

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

Regulation of the Transportation and Storage of Natural Gas and Oil and Related Facilities. The FERC regulates oil pipelines under the Interstate Commerce Act and natural gas pipeline and storage companies under the Natural Gas Act, and Natural Gas Policy Act of 1978 (the “NGPA”), as amended by the Energy Policy Act of 2005. The Grand Mesa Pipeline became operational on November 1, 2016 and has several points of origin in Colorado, runs from those origin points through Kansas and terminates in Cushing, Oklahoma. The transportation services on the Grand Mesa Pipeline are subject to FERC regulation. Additionally, contracts we enter into for the interstate transportation or storage of crude oil or natural gas may be subject to FERC regulation including reporting or other requirements. In addition, the intrastate transportation and storage of crude oil and natural gas is subject to regulation by the state in which such facilities are located, and such regulation can affect the availability and price of our supply, and have both a direct and indirect effect on our business.

Anti-Market Manipulation. We are subject to the anti-market manipulation provisions in the Natural Gas Act and the NGPA, which authorizes the FERC to impose fines of up to $1 million per day per violation of the Natural Gas Act, the NGPA, or their implementing regulations. In addition, the Federal Trade Commission (“FTC”) holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to $1 million per violation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The Commodity Futures Trading Commission (“CFTC”) is directed under the Commodity Exchange Act to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1 million per day per violation or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the Commodity Exchange Act. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.

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

Hazardous Substances and Waste. We are subject to various federal, state, and local environmental laws and regulations governing the storage, distribution and transportation of natural gas liquids and the operation of bulk storage LPG terminals, as well as laws and regulations governing environmental protection, including those addressing the discharge of materials into the environment or otherwise relating to protection of the environment. Generally, these laws (i) regulate air and water quality and impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) may result in the suspension or revocation of necessary permits, licenses and authorizations; (iv) impose substantial liabilities on us for pollution resulting from our operations; (v) require remedial measures to mitigate pollution from former or ongoing operations; and (vi) may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. These laws include, among others, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the federal Clean Air Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act, the Safe Drinking Water Act, and comparable state statutes. For example, as a flammable substance, propane is subject to risk management plan requirements under section 112(r) of the federal Clean Air Act.

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

Water Discharges. The Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the United States and impose requirements affecting our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. SPCC requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon or other constituent tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. We have discharge permits in place for a number of our facilities. These permits may require us to monitor and sample the storm water runoff from such facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

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

Hydraulic Fracturing. The underground injection of crude oil and natural gas wastes are regulated by the Underground Injection Control Program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. We do not conduct any hydraulic fracturing activities. However, a portion of our customers’ crude oil and natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process and our Water Solutions business treats and disposes of wastewater generated from natural gas production, including production utilizing hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate oil and gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of underground injection and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Congress will likely continue to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s Underground Injection Control Program and/or to require disclosure of chemicals used in the hydraulic fracturing process. Federal agencies, including the EPA and the United States Department of the Interior, have asserted their regulatory authority to, for example, study the potential impacts of hydraulic fracturing on the environment, and initiate rulemakings to compel disclosure of the chemicals used in hydraulic fracturing operations, and establish pretreatment standards for wastewater from hydraulic fracturing operations. In addition, some states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, which include additional permit requirements, public disclosure of fracturing fluid contents, operational restrictions, and/or temporary or permanent bans on hydraulic fracturing. We expect that scrutiny of hydraulic fracturing activities will continue in the future.

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas emissions, most notably carbon dioxide, to global warming. A steady stream of legislation regarding climate change is regularly introduced into Congress, but none of the proposed bills have received bipartisan support. For example, Sen. Richard Durbin (D-IL) introduced the Climate Change Adapt America Fund Act of 2017 in the Senate on April 24, 2017 as S. 922, and Rep. Theodore Deutch (D-FL) introduced same bill in the House of Representatives on April 25, 2017 as H.R. 2129. The bills seek to establish the Climate Change Advisory Commission to develop recommendations, frameworks and guidelines for projects to respond to the impacts of climate change and to issue federal obligations, the proceeds of which would be used to fund projects that aid in adaptation to climate change, among other things. Neither bill has advanced out of committee. The ultimate outcome of any possible future federal legislative initiatives is uncertain. In addition, several states have already adopted some legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. On May 12, 2016, the EPA finalized three rules that regulate greenhouse gas emissions from certain sources in the oil and natural gas industry, which became effective on August 2, 2016. On April 18, 2017, the EPA announced its intention to reconsider certain aspects of these rules in response to several administrative reconsideration opinions and stayed the compliance deadline for certain fugitive emissions monitoring requirements by 90 days to June 3, 2017. The schedule for when these regulations will be reconsidered, and if appropriate, amended or withdrawn is not presently known. The EPA’s greenhouse gas regulations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations and also could adversely affect demand for the products that we transport, store, process, or otherwise handle in connection with our services.

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

The Pipeline Safety Act of 1992 added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in high consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain United States crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. In January 2012, the federal government passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”). This act provides for additional regulatory oversight of the nation’s pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT’s other initiatives. The 2011 Pipeline Safety Act increases the maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm from $1 million to $2 million. In addition, this law established additional safety requirements for newly constructed pipelines. The law also provides for (i) additional pipeline damage prevention measures; (ii) allowing the Secretary of Transportation to require automatic and remote-controlled shut-off valves on new pipelines; (iii) requiring the Secretary of Transportation to evaluate the effectiveness of expanding pipeline integrity management and leak detection requirements; (iv) improving the way the DOT and pipeline operators provide information to the public and emergency responders; and (v) reforming the process by which pipeline operators notify federal, state and local officials of pipeline accidents. On June 22, 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 was enacted, further strengthening PHMSA’s safety authority.

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

We may not have sufficient cash to enable us to pay the minimum quarterly distribution. These distributions may only be made from cash available for distribution after the preferred quarterly distribution to which our preferred units are entitled. The amount of cash we can distribute on our units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	weather conditions in our operating areas;

•	the cost of crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel that we buy for resale and whether we are able to pass along cost increases to our customers;

•	the volume of wastewater delivered to our processing facilities;

•	disruptions in the availability of crude oil and/or natural gas liquids supply;

•	our ability to renew leases for storage and railcars;

•	the effectiveness of our commodity price hedging strategy;

•	the level of competition from other energy providers; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution also depends on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•
restrictions contained in our credit agreement (the “Credit Agreement”), the purchase agreement governing our outstanding 6.65% senior secured notes due 2022 (the “Senior Secured Notes Purchase Agreement”), the indentures governing our outstanding 5.125% senior notes due 2019, 6.875% senior notes due 2021, 7.50% senior notes due 2023, and 6.125% senior notes due 2025 (collectively, the “Indentures”) and other debt service requirements;

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

Our future financial performance and growth may be limited by our ability to successfully grow organically and complete accretive acquisitions on economically acceptable terms.

Our ability to complete accretive acquisitions on economically acceptable terms may be limited by various factors, including, but not limited to:

•	increased competition for attractive acquisitions;

•
covenants in our Credit Agreement, Senior Secured Notes Purchase Agreement and Indentures that limit the amount and types of indebtedness that we may incur to finance acquisitions and which may adversely affect our ability to make distributions to our unitholders;

•	lack of available cash or external capital or limitations on our ability to issue equity to pay for acquisitions; and

•
possible unwillingness of prospective sellers to accept our common units as consideration and the potential dilutive effect to our existing unitholders caused by an issuance of common units in an acquisition.

There can be no assurance that we will identify attractive acquisition candidates in the future, that we will be able to acquire such businesses on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions or that any additional debt that we incur to finance an acquisition will not adversely affect our ability to make distributions to unitholders. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

We may be subject to substantial risks in connection with the integration and operation of acquired businesses, in particular those businesses with operations that are distinct and separate from our existing operations.

Any acquisitions we make in pursuit of our growth strategy are subject to potential risks, including, but not limited to:

•	the inability to successfully integrate the operations of recently acquired businesses;

•	the assumption of known or unknown liabilities, including environmental liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity, debt or synergies;

•	mistaken assumptions about sales volume, margin or operational expenses;

•	unforeseen difficulties operating in new geographic areas or in new business segments;

•	the diversion of management’s and employees’ attention from other business concerns;

•	customer or key employee loss from the acquired businesses; and

•	a potential significant increase in our indebtedness and related interest expense.

We undertake due diligence efforts in our assessment of acquisitions, but may be unable to identify or fully plan for all issues and risks associated with a particular acquisition. Even when an issue or risk is identified, we may be unable to obtain adequate contractual protection from the seller. The realization of any of these risks could have a material adverse effect on the success of a particular acquisition or our consolidated financial position, results of operations or future growth.

As part of our growth strategy, we may expand our operations into businesses that differ from our existing operations. Integration of new businesses is a complex, costly and time-consuming process and may involve assets with which we have limited operating experience. Failure to timely and successfully integrate acquired businesses into our existing operations may have a material adverse effect on our business, consolidated financial position or results of operations. In addition to the risks set forth above, new businesses will subject us to additional business and operating risks, such as the acquisitions not being accretive to our unitholders as a result of decreased profitability, increased interest expense related to debt we incur to make such acquisitions or an inability to successfully integrate those operations into our overall business operations. The realization of any of these risks could have a material adverse effect on our consolidated financial position or results of operations.

Our substantial indebtedness may limit our flexibility to obtain financing and to pursue other business opportunities.

At March 31, 2017, the face amount of our long-term debt was $3.0 billion. Our level of debt could have important consequences to us, including the following:

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

Restrictions in our Credit Agreement, Senior Secured Notes Purchase Agreement and Indentures could adversely affect our business, financial position, results of operations, ability to make distributions to unitholders and the value of our common units.

Our Credit Agreement, Senior Secured Notes Purchase Agreement and Indentures limit our ability to, among other things:

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

We are permitted to make distributions to our unitholders under our Credit Agreement, Senior Secured Notes Purchase Agreement and Indentures as long as no default or event of default exists both immediately before and after giving effect to the declaration and payment of the distribution and the distribution does not exceed available cash for the applicable quarterly period. Our Credit Agreement, Senior Secured Notes Purchase Agreement and Indentures also contain covenants requiring us to maintain certain financial ratios. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.

The provisions of our Credit Agreement, Senior Secured Notes Purchase Agreement and Indentures may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Credit Agreement could result in a covenant violation, default or an event of default that could enable our lenders, subject to the terms and conditions of our Credit Agreement, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our common unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our common unit price will be impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our common unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make payments on our debt obligations and cash distributions at our intended levels.

Our business depends on the availability of crude oil, natural gas liquids, and refined products in the United States and Canada, which is dependent on the ability and willingness of other parties to explore for and produce crude oil and natural gas. Spending on crude oil and natural gas exploration and production may be adversely affected by industry and financial market conditions that are beyond our control.

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

Crude oil spot and forward prices experienced a sharp decline during the second half of calendar year 2014. While crude oil prices have rebounded from the lows experienced during the first three months of calendar year 2016, they are still well below the prices from the first half of calendar year 2014. This has had an unfavorable impact on the revenues of our Water Solutions business. The volume of water we process is driven in part by the level of crude oil production, and the lower crude oil prices have given producers less incentive to expand production. In addition, a portion of the revenues in our Water Solutions business is generated from the sale of hydrocarbons that we recover when processing wastewater, and lower crude oil prices have an adverse impact on these revenues. A further decline in crude oil prices or a prolonged period of low crude oil prices could have an adverse effect on our Water Solutions business.

In addition, the sharp decline in crude oil prices has reduced the incentive for producers to expand production. If crude oil prices remain low, resultant declines in crude oil production could adversely impact volumes in our Crude Oil Logistics business.

Our profitability could be negatively impacted by price and inventory risk related to our business.

The Crude Oil Logistics, Liquids, Retail Propane, and Refined Products and Renewables businesses are “margin-based” businesses in which our realized margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in product prices caused by changes in supply, pipeline transportation and storage capacity or other market conditions.

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

We are affected by competition from other midstream, transportation, terminaling and storage, and retail-marketing companies, some of which are larger and more firmly established and may have greater resources than we do.

We experience competition in all of our segments. In our Liquids segment, we compete for natural gas liquids supplies and also for customers for our services. Our competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. Our natural gas liquids terminals compete with other terminaling and storage providers in the transportation and storage of natural gas liquids. Natural gas and natural gas liquids also compete with other forms of energy, including electricity, coal, fuel oil and renewable or alternative energy.

Our Crude Oil Logistics segment faces significant competition for crude oil supplies and also for customers for our services. These operations also face competition from trucking companies for incremental and marginal volumes in the areas we serve. Further, our crude oil terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Our Water Solutions segment is in direct and indirect competition with other businesses, including disposal and other wastewater treatment businesses.

We face strong competition in the market for the sale of retail propane and distillates. Our competitors vary from retail propane companies who are larger and have greater financial resources than we do to small independent retail propane distributors, agricultural cooperatives and fuel oil distributors who have entered the market due to a low barrier to entry. The actions of our retail propane and distillate competitors and the impact of imports/exports, could lead to lower prices or reduced margins for the products we sell, which could have an adverse effect on our business or consolidated results of operations.

Our Refined Products and Renewables segment also faces significant competition for refined products and renewables supplies and also for customers for our services.

We can make no assurance that we will compete successfully in each of our lines of business. If a competitor attempts to increase market share by reducing prices, we may lose customers, which would reduce our revenues.

Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines or railroads we use is interrupted.

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

The fees charged to customers under our agreements with them for the transportation and marketing of crude oil, condensate, natural gas liquids, gasoline, diesel, ethanol, and biodiesel may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

Our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of crude oil, condensate, and/or natural gas liquids are curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs, or if any customer suspends or terminates its contracts with us, our profitability could be materially and adversely affected.

Our sales of crude oil, condensate, natural gas liquids, gasoline, diesel, ethanol, and biodiesel and related transportation and hedging activities, and our processing of wastewater, expose us to potential regulatory risks.

The FTC, the FERC, and the CFTC hold statutory authority to monitor certain segments of the physical and financial energy commodity markets. With regard to our physical sales of energy commodities, and any related transportation and/or hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Additionally, some of our operations are currently subject to the FERC regulations obligating us to comply with the FERC’s regulations and policies applicable to those assets and operations. Other of our operations may become subject to the FERC’s jurisdiction in the future (see “–Some of our operations are subject to the jurisdiction of the FERC and other operations may become subject in the future,” below). Any failure on our part to comply with the FERC’s regulations and policies at that time could result in the imposition of civil and criminal penalties. Failure to comply with such regulations, as interpreted and enforced, could have a material and adverse effect on our business, consolidated results of operations and financial position.

The intrastate transportation or storage of crude oil and refined products is subject to regulation by the state in which the facilities are located and transactions occur. Compliance with these state regulations could have a material and adverse effect on that portion of our business, consolidated results of operations and financial position.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for statutory and regulatory requirements for derivative transactions, including crude oil, refined and renewable products, and natural gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Dodd-Frank Act mandates the CFTC to promulgate rules to define these terms, the full impact of the Dodd-Frank Act on our hedging activities is uncertain at this time. However, new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Dodd-Frank Act may also materially affect our customers and materially and adversely affect the demand for our services.

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

Our operations, including those involving crude oil, condensate, natural gas liquids, refined products, renewables, and crude oil and natural gas produced wastewater, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities due to handling of wastewater and hydrocarbons, such as crude oil, condensate, natural gas liquids, gasoline, diesel, ethanol, and biodiesel. For instance, our Water Solutions business carries with it environmental risks, including leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills. Our Crude Oil Logistics, Liquids, and Refined Products and Renewables businesses carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the impairment or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

We use various modes of transportation to carry propane, distillates, crude oil, refined and renewable products and water, including trucks, railcars, barges, and pipelines, each of which is subject to regulation. With respect to transportation by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002, which cover the security and transportation of hazardous materials and are administered by the DOT. We also own and lease a fleet of railcars, the operation of which is subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies. Railcar accidents within the industry involving trains carrying crude oil from the Bakken region (none of which directly involved any of our business operations), have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by railcar. The introduction of regulations that result in new requirements addressing the type, design, specifications or construction of railcars used to transport crude oil could result in severe transportation capacity constraints during the period in which new railcars are retrofitted or constructed to meet new specifications. Our barge transportation operations are subject to the Jones Act, a federal law generally restricting marine transportation in the United States to vessels built and registered in the United States, and manned/owned by United States citizens, as well as setting forth the rules and regulations of the United States Coast Guard. Non-compliance with any of these regulations could result in increased costs related to the transportation of our products and could have an adverse effect on our business.

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

Furthermore, our customers in the oil and gas production industry are subject to certain environmental laws and regulations that may impose significant costs and liabilities on them. Any significant increased costs or restrictions placed on our customers to comply with environmental laws and regulations could affect their production output significantly. Such an effect on our customers could materially and adversely affect our utilization and profitability by reducing demand for our midstream services. The adoption or implementation of any new regulations imposing additional reporting obligations on greenhouse gas emissions, or limiting greenhouse gas emissions from our equipment and operations, could require us to incur significant costs.

State legislation and regulatory initiatives relating to our hydraulic fracturing customers could result harm our business.

Hydraulic fracturing is a frequent practice in the crude oil and natural gas fields in which our Water Solutions segment operates. Hydraulic fracturing is an important and common process used to facilitate production of natural gas and other hydrocarbon condensates in shale formations, as well as tight conventional formations. The hydraulic fracturing process is primarily regulated by state oil and gas authorities. This process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may adversely impact the oil and gas drilling industry. Any current or proposed restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability.

Federal and state legislation and regulatory initiatives relating to saltwater disposal wells could result in increased costs and additional operating restrictions or delays and could harm our business.

The water disposal process is primarily regulated by state oil and gas authorities. This water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. New laws or regulations, or changes to existing laws or regulations, in response to this perceived threat may adversely impact the water disposal industry.

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

Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. In a backwardated market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as the price of such physical inventory declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backwardated or other adverse market conditions, can adversely affect our consolidated financial position and results of operations.

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

Some of our operations are subject to the jurisdiction of the FERC and other operations may become subject in the future.

The FERC regulates the transportation of crude oil and refined products on interstate pipelines, among other things. Intrastate transportation and gathering pipelines that do not provide interstate services are not subject to regulation by the FERC. The distinction between the FERC-regulated interstate pipeline transportation on the one hand and intrastate pipeline transportation on the other hand, is a fact-based determination. The Grand Mesa Pipeline became operational on November 1, 2016 and has several points of origin in Colorado, runs from those origin points through Kansas and terminates in Cushing, Oklahoma. The transportation services on the Grand Mesa Pipeline are subject to FERC regulation. Other of our transportation services could in the future become subject to the jurisdiction of the FERC, which could adversely affect the terms of service, rates and revenues of such services.

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

Volumes of hydrocarbons recovered during the wastewater treatment process can vary. Any significant reduction in residual crude oil content in wastewater we treat will affect our recovery of hydrocarbons and, therefore, our profitability.

A portion of the revenues in our Water Solutions business is generated from the sale of hydrocarbons that we recover when processing wastewater. Our ability to recover sufficient volumes of hydrocarbons is dependent upon the residual crude oil content in the wastewater we treat, which is, among other things, a function of water temperature. Generally, where water temperature is higher, residual crude oil content is lower. Thus, our crude oil recovery during the winter season is substantially higher than our recovery during the summer season. Additionally, residual crude oil content will decrease if, among other things, producers begin recovering higher levels of crude oil in produced wastewater prior to delivering such water to us for treatment. Any reduction in residual crude oil content in the wastewater we treat could materially and adversely affect our profitability.

Competition from alternative energy sources may cause us to lose customers, thereby negatively impacting our financial position and results of operations.

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources, including electricity, natural gas and renewables, has increased as a result of reduced regulation of many utilities. Electricity is a major competitor of propane, but propane in some regions has historically had a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems; however, the gradual expansion of the nation’s natural gas distribution systems has resulted in natural gas being available in areas that previously depended on propane, which could cause us to lose customers, thereby reducing our revenues. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other.

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

The national trend toward increased conservation and technological advances, such as installation of improved insulation and the development of more efficient furnaces and other appliances, has adversely affected the demand for propane and distillates by retail customers. Future conservation measures or technological advances in heating, conservation, energy generation or other devices may reduce demand for propane. In addition, if the price of propane increases, some of our customers may increase their conservation efforts and thereby decrease their consumption of propane.

The majority of our retail propane operations are geographically concentrated and localized warmer weather and/or economic downturns may adversely affect demand for propane, thereby affecting our financial position and results of operations.

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

The United States renewables industry is highly dependent on several federal and state incentives which promote the use of renewable fuels. Without these incentives, demand for and the price of renewable fuels could be negatively impacted which could have an adverse effect on our consolidated results of operations. The most significant of the federal and state incentives which benefit renewable products we market, such as ethanol and biodiesel, is the RFS. The RFS requires that an increasing amount of renewable fuels must be blended with petroleum-based fuels each year in the United States. However, the EPA has authority to waive the requirements of the RFS, in whole or in part, if certain conditions are met. Opponents of the RFS have sought, and may continue to seek, to force the EPA to reduce or eliminate the RFS. Further, legislation has been introduced with the goal of significantly reducing or eliminating the RFS. While the outcome of these legislative efforts is uncertain, it is possible that the EPA could adjust the RFS requirements in the future. If the EPA were to adjust the RFS requirements in any material way, it could negatively impact demand for the renewable fuel products we market, which could adversely impact our consolidated results of operations.

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

We expect to continue to depend on key customers to support our revenues for the foreseeable future. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations. During the year ended March 31, 2017, a significant portion of our revenues was dependent on key customers as summarized below:

•	70% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment;

•	26% of the water treatment and disposal revenues of our Water Solutions segment were generated from our two largest customers of the segment;

•	34% of the revenues of our Liquids segment were generated from our ten largest customers of the segment (exclusive of sales to our Retail Propane segment); and

•	35% of the revenues of our Refined Products and Renewables segment were generated from our ten largest customers of the segment.

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

One of the ways we intend to grow our business is through the construction of additions to our systems and/or the construction of new terminaling, transportation, and wastewater treatment facilities. These expansion projects require the expenditure of significant amounts of capital, which may exceed our resources, and involve numerous regulatory, environmental, political and legal uncertainties, including political opposition by landowners, environmental activists and other. There can be no assurance that we will complete these projects on schedule or at all or at the budgeted cost. Our revenues may not increase upon the expenditure of funds on a particular project. Moreover, we may undertake expansion projects to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. We may also rely on estimates of proved, probable or possible reserves in our decision to undertake expansion projects, which may prove to be inaccurate. As a result, our new facilities and infrastructure may not be able to attract enough product to achieve our expected investment return, which could materially and adversely affect our consolidated results of operations and financial position.

We may face opposition to the operation of our pipelines and facilities from various groups.

We may face opposition to the operation of our pipelines and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

Product liability claims and litigation could adversely affect our business and results of operations.

Our operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible liquids. As a result, we are subject to product liability claims and litigation, including potential class actions, in the ordinary course of business. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Some claims brought against us might not be covered by our insurance policies. In addition, we have self-insured retention amounts which we would have to pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement and we may have insufficient reserves on our balance sheet to satisfy such self-retention obligations. Furthermore, even where the claim is covered by our insurance, our insurance coverage might be inadequate and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could materially and adversely affect our business, consolidated results of operations, financial position and cash flows.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial or operational systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our systems. In addition, dependence upon automated systems may further increase the risk related to operational system flaws, and employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to increase efficiency in our business. We use various systems in our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, resulting in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

We lease certain facilities and equipment and therefore are subject to the possibility of increased costs to retain necessary land and equipment use.

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

Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods, including many of our railcars. Our inability to renew facility or equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material and adverse effect on our consolidated results of operations and cash flows

Difficulty in attracting and retaining qualified drivers could adversely affect our growth and profitability.

Maintaining a staff of qualified truck drivers is critical to the success of our crude oil logistics and retail propane operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers. Regulatory requirements, including the FMCSA’s CSA initiative, and an improvement in the economy could reduce the number of eligible drivers or require us to pay more to attract and retain drivers. A shortage of qualified drivers and intense competition for drivers from other companies would create difficulties in increasing the number of our drivers in the event we choose to expand our fleet of trucks. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could have difficulty meeting customer demands, which could materially and adversely affect our growth and profitability.

If we fail to maintain an effective system of internal control, including internal control over financial reporting, we may be unable to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended. We are also subject to the obligation under Section 404(a) of the Sarbanes Oxley Act of 2002 to annually review and report on our internal control over financial reporting, and to the obligation under Section 404(b) of the Sarbanes Oxley Act of 2002 to engage our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud, and operate successfully as a publicly traded partnership. Our efforts to maintain our internal controls may be unsuccessful, and we may be unable to maintain effective internal control over financial reporting, including our disclosure control. Any failure to maintain effective internal control over financial reporting and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. These risks may be heightened after a business combination, during the phase when we are implementing our internal control structure over the recently acquired business.

Given the difficulties inherent in the design and operation of internal control over financial reporting, as well as future growth of our businesses, we can provide no assurance as to either our or our independent registered public accounting firm’s conclusions about the effectiveness of internal controls in the future, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the market price of our common units.

An impairment of goodwill and long-lived assets could reduce our earnings.

At March 31, 2017, we had goodwill and long-lived assets of $4.4 billion. Such assets are subject to impairment reviews on an annual basis, or at an interim date if information indicates that such asset values have been impaired. Any impairment we would be required to record in our financial statements would result in a charge to our income, which would reduce our earnings.

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

Our terminaling operations depend on various forms of transportation for receipt and delivery of crude oil, natural gas liquids and refined products.

We own natural gas liquids and crude oil terminals and lease refined products terminals. The facilities depend on pipelines, railroads, truck transports, and storage systems that are owned and operated by third parties. Any interruption of service on pipeline, railroad or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport product to and from our facilities and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities impact the utilization and value of our terminals. We have historically been able to pass through the costs of pipeline transportation to our customers. However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our revenues.

Our marketing operations depend on the availability of transportation and storage capacity.

Our product supply is transported and stored in facilities owned and operated by third parties. Any interruption of service on the pipeline or storage companies or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport products and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation affects the profitability of our operations.

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

An act of terror in any of the major energy producing regions of the world could potentially result in disruptions in the supply of crude oil and natural gas, which could have a material impact on both availability and price. Terrorist attacks in the areas of our operations could negatively impact our ability to transport propane to our locations. These risks could potentially negatively impact our consolidated results of operations.

We depend on the leadership and involvement of key personnel for the success of our businesses.

We have certain key individuals in our senior management who we believe are critical to the success of our business. The loss of leadership and involvement of those key management personnel could potentially have a material adverse impact on our business and possibly on the market value of our common units.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware LP Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable both for the obligations of the assignor to make contributions to the partnership that were known to the substituted limited partner at the time it became a limited partner and for those obligations that were unknown if the liabilities could have been determined from the partnership agreement. Neither liabilities to partners on account of their partnership interests nor liabilities that are nonrecourse to the partnership are counted for purposes of determining whether a distribution is permitted. For the purpose of determining the fair value of the assets of a limited partnership, the Delaware LP Act provides that the fair value of property subject to liability for which recourse of creditors is limited shall be included in the assets of the limited partnership only to the extent that the fair value of that property exceeds the nonrecourse liability.

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

In connection with the issuance of the Preferred Units, we entered into an agreement with Oaktree Capital Management L.P. (“Oaktree”) pursuant to which we granted them the right to appoint one member to the board of directors of our general partner. In addition, the holders of the Preferred Units have the right to vote, under certain conditions, on an as-converted basis with our common unitholders on matters submitted to a unitholder vote. Also, as long as any Preferred Units are outstanding, subject to certain exceptions, the affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Units, voting together as a separate class, will be necessary for effecting or validating, among other things: (i) any action to be taken that adversely affects any of the rights, preferences or privileges of the Preferred Units, (ii) amending the terms of the Preferred Units, (iii) the issuance of any additional Preferred Units or equity security senior in right of distribution or in liquidation to the Preferred Units, (iv) any issuance of preferred equity securities by any of our consolidated controlled subsidiaries of any issued or authorized amount of, any specific class or series of securities, (v) any issuance by us of parity units, subject to certain exceptions and (vi) the ability to incur funded indebtedness for borrowed money if pro forma for such incurrence, the adjusted leverage ratio (as defined in the Credit Agreement) would exceed 5.50. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

In connection with our issuance of Preferred Units in June 2016, we issued warrants exercisable into a maximum of 4,375,112 common units, with an exercise price of $0.01 per common unit. One-third of the warrants are exercisable beginning on or after the first anniversary of the original issue date, another one-third of the warrant units from and after the second anniversary of the original issue date and the final one-third may be converted from and after the third anniversary. The future exercise of the warrants by the holders of those securities may cause a reduction in the relative voting power and percentage ownership interests of our other common unitholders, and may place downward pressure on the trading price of our common units.

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

The present income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing United States federal income tax laws that affect the tax treatment of publicly traded partnerships, including as a result of any fundamental tax reform.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-compete agreements entered into in connection with acquisitions and other encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under our credit facility and our senior secured notes are secured by liens and mortgages on substantially all of our real and personal property.

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

One of our facilities is operating with all but one of the required permits, as the State of Wyoming has not yet developed a process for issuing permits of this type. We believe that the permit will ultimately be granted, but we are unable to determine the timing of any action by the State of Wyoming.

Our corporate headquarters are in Tulsa, Oklahoma and are leased. We also lease corporate offices in Denver, Colorado and Houston, Texas.

For additional information regarding our properties and the reportable segments in which they are used, see Part I, Item 1–“Business.”

Item 3.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the captions “Legal Contingencies,” “Contractual Disputes,” and “Environmental Matters” in Note 10 to our consolidated financial statements included in this Annual Report, which information is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” Our common units began trading on the NYSE on May 12, 2011. Prior to May 12, 2011, our common units were not listed on any exchange or traded in any public market. At May 23, 2017, there were approximately 170 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”

The following table summarizes the high and low sales prices per common unit for the periods indicated as reported on the New York Stock Exchange Composite Transactions tape, and the amount of cash distributions paid per common unit.

	Price Range		Cash
	High	Low	Distribution
2017 Fiscal Year
Fourth Quarter	$25.80	$20.56	$0.3900
Third Quarter	$21.50	$14.65	$0.3900
Second Quarter	$20.00	$16.75	$0.3900
First Quarter	$20.06	$7.10	$0.3900
2016 Fiscal Year
Fourth Quarter	$15.16	$5.57	$0.6400
Third Quarter	$23.33	$8.04	$0.6400
Second Quarter	$31.31	$19.55	$0.6325
First Quarter	$33.64	$26.11	$0.6250

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

General Partner Interest

Our general partner is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs (defined herein)) and our general partner does not contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest.

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

Restrictions on the Payment of Distributions

As described in Note 8 to our consolidated financial statements included in this Annual Report, our Credit Agreement and Senior Secured Notes contain covenants limiting our ability to pay distributions if we are in default under the Credit Agreement and the Senior Secured Notes and to pay distributions that are in excess of available cash, as defined in the Credit Agreement. In addition, quarterly distributions on the preferred units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units.

Sales of Unregistered Securities

On August 17, 2016, we completed one acquisition in which we issued 218,617 unregistered common units as partial consideration. All of these units were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), as the units were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

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

Item 6.    Selected Financial Data

The following table summarizes selected consolidated historical financial data for the periods and as of the dates indicated. The following table should be read in conjunction with Part I, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this Annual Report.

The selected consolidated historical financial data at March 31, 2017 and 2016, and for each of the three years in the period ended March 31, 2017 is derived from our audited historical consolidated financial statements included in this Annual Report. The selected consolidated historical financial data at March 31, 2015, 2014 and 2013 and for each of the two years in the period ended March 31, 2014 is derived from our audited historical consolidated financial statements not included in this Annual Report.

	Year Ended March 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit data)
Income Statement Data (1)(2)
Total revenues	$13,022,228	$11,742,110	$16,802,057	$9,699,274	$4,417,767
Total cost of sales	$12,321,909	$10,839,037	$15,958,207	$9,132,699	$4,039,110
Operating income (loss)	$255,083	$(104,603)	$107,420	$106,565	$87,307
Interest expense	$150,478	$133,089	$110,123	$58,854	$32,994
(Gain) loss on early extinguishment of liabilities, net	$(24,727)	$(28,532)	$—	$—	$5,769
Net income (loss) attributable to NGL Energy Partners LP	$137,042	$(198,929)	$37,306	$47,655	$47,940
Basic income (loss) per common unit	$0.99	$(2.35)	$(0.05)	$0.51	$0.96
Diluted income (loss) per common unit	$0.95	$(2.35)	$(0.05)	$0.51	$0.96
Cash Flows Data (1)(2)
Net cash (used in) provided by operating activities	$(26,824)	$351,495	$262,391	$85,236	$132,634
Net cash used in investing activities	$(363,126)	$(445,327)	$(1,366,221)	$(1,455,373)	$(546,621)
Net cash provided by financing activities	$374,038	$80,705	$1,134,693	$1,369,016	$417,716
Cash distributions paid per common unit	$1.56	$2.54	$2.37	$2.01	$1.69
Balance Sheet Data - Period End (1)(2)
Total assets	$6,320,379	$5,560,155	$6,655,792	$4,134,910	$2,290,901
Total long-term obligations, exclusive of debt issuance costs and current maturities	$3,148,017	$3,160,073	$2,842,493	$1,628,173	$741,924
Total equity	$2,166,802	$1,694,065	$2,693,432	$1,531,853	$889,418

(1)	The acquisitions of businesses affect the comparability of this information.

(2)
On February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. On April 1, 2016, we sold all of the TLP common units we owned.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership (the “Partnership”) formed in September 2010. NGL Energy Holdings LLC serves as our general partner. On May 17, 2011, we completed our initial public offering (“IPO”). Subsequent to our IPO, we significantly expanded our operations through numerous acquisitions as discussed in Part I, Item 1–“Business–Acquisitions.” At March 31, 2017, our operations include:

•	Crude Oil Logistics

•	Water Solutions

•	Liquids

•	Retail Propane

•	Refined Products and Renewables

Crude Oil Logistics

Our Crude Oil Logistics segment purchases crude oil from producers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

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

The following table summarizes the range of low and high spot crude oil prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Crude Oil Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2017	$35.70	$54.45	$50.60
2016	$26.21	$61.43	$38.34
2015	$43.46	$107.26	$47.60

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Crude Oil Logistics segment generated operating losses of $17.5 million and $40.7 million during the years ended March 31, 2017 and 2016, respectively. The operating loss during the year ended March 31, 2016 included a write-down of $47.7 million related to pipe we no longer expected to use in the originally-planned Grand Mesa Pipeline.

Water Solutions

Our Water Solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck and frac tank washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services.

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

Our Water Solutions segment generated operating income of $44.6 million during the year ended March 31, 2017, which includes an adjustment of $124.7 million of the previously recorded $380.2 million estimated goodwill impairment charge recorded during the three months ended March 31, 2016 (see Note 6 to our consolidated financial statements included in this Annual Report). Our Water Solutions segment generated an operating loss of $313.7 million during the year ended March 31, 2016, which included a goodwill impairment of $380.2 million as the decline in crude oil prices and crude oil production have had an unfavorable impact on our Water Solutions business.

Liquids

Our Liquids segment purchases propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the products to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada. Our Liquids segment owns 21 terminals throughout the United States and a salt dome storage facility in Utah, operates a fleet of leased railcars, and leases underground storage capacity. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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

The following table summarizes the range of low and high spot propane prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Propane Spot Price Per Gallon			Propane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2017	$0.35	$0.89	$0.56	$0.42	$0.93	$0.61
2016	$0.27	$0.51	$0.39	$0.30	$0.57	$0.44
2015	$0.38	$1.13	$0.45	$0.45	$1.13	$0.51

The following table summarizes the range of low and high spot butane prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Butane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2017	$0.52	$1.42	$0.75
2016	$0.42	$0.68	$0.53
2015	$0.60	$1.30	$0.63

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Liquids segment generated operating income of $43.3 million and $76.2 million during the years ended March 31, 2017 and 2016, respectively. During the year ended March 31, 2016, we wrote off assets of $14.6 million acquired as part of the Gavilon, LLC (“Gavilon Energy”) acquisition that we deemed no longer recoverable.

Retail Propane

Our Retail Propane segment is a “cost-plus” business that sells propane, distillates, equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain resellers in 30 states and the District of Columbia. Our Retail Propane segment purchases the majority of its propane from our Liquids segment. Our Retail Propane segment generates margins based on the difference between the wholesale cost of a product and the selling price of the product in the retail markets. These margins fluctuate over time due to supply and demand conditions. Weather conditions can have a significant impact on our sales volumes and prices, as a large portion of our sales are to residential customers who purchase propane and distillates for home heating purposes.

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

Our Retail Propane segment generated operating income of $49.3 million and $44.1 million during the years ended March 31, 2017 and 2016, respectively.

Refined Products and Renewables

Our Refined Products and Renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedules them for delivery at various locations throughout the country. We sell our products to commercial and industrial end users, independent retailers, distributors, marketers, government entities, and other wholesalers of refined petroleum products. We sell our products at terminals owned by third parties.

The following table summarizes the range of low and high spot Gulf Coast gasoline prices per barrel using NYMEX gasoline prompt-month futures for the periods indicated and the prices at period end:

	Gasoline Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2017	$53.44	$71.40	$71.40
2016	$37.75	$90.15	$59.91
2015	$53.34	$131.46	$74.76

The following table summarizes the range of low and high spot diesel prices per barrel using NYMEX ULSD prompt-month futures for the periods indicated and the prices at period end:

	Diesel Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2017	$45.13	$71.58	$66.09
2016	$36.36	$84.68	$49.76
2015	$68.04	$128.10	$72.24

Our Refined Products and Renewables segment generated operating income of $222.5 million during the year ended March 31, 2017, which includes a gain of $104.1 million recorded on the sale of all of the TransMontaigne Partners L.P. (“TLP”) common units we owned during the year ended March 31, 2017. Our Refined Products and Renewables segment generated operating income of $227.0 million during the year ended March 31, 2016, which included a gain of $130.4 million recorded on the sale of our general partner interest in TLP during the three months ended March 31, 2016, as discussed in Note 2 to our consolidated financial statements included in this Annual Report.

Trends

Crude oil prices can fluctuate widely based on changes in supply and demand conditions. The opportunity to generate revenues in our Crude Oil Logistics business is heavily influenced by the volume of crude oil being produced. Crude oil prices declined sharply during the period from July 2014 through March 2016. At March 31, 2017, the spot price for NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma was $50.60 per barrel. While crude oil production in the United States has been strong in recent years, the sharp decline in crude oil prices has reduced the incentive for producers to expand production. If crude oil prices remain low, resultant declines in crude oil production may adversely impact volumes and margins in our Crude Oil Logistics business. The decline in crude oil prices has had an adverse impact on many participants in the energy markets, and the inherent risk of customer or counterparty nonperformance is higher when crude oil prices are low or in decline.

Since January 2015, crude oil markets have been in contango, a condition in which forward crude oil prices are greater than spot prices. Our Crude Oil Logistics business benefits when the market is in contango, as higher forward prices result in inventory holding gains between the time we financially hedge a barrel in inventory and physically sell the same barrel. In addition, we are able to better use our storage assets when crude oil markets are in contango.

Our opportunity to generate revenues in our Water Solutions business is based on the level of production of natural gas and crude oil in the areas where our facilities are located. As described above, crude oil prices declined sharply since July 2014 but have increased since March 31, 2016. Also, drilling rigs and production have increased since March 31, 2016, particularly in the Permian and DJ Basins which has positively impacted the volumes of our Water Solutions business (during the three months ended March 31, 2017 we processed 536,000 barrels of wastewater per day, compared to 479,000 barrels of wastewater per day during the three months ended March 31, 2016). A portion of the revenues in our Water Solutions business is generated from the sale of hydrocarbons that we recover when processing wastewater. These recovered hydrocarbon revenues have decreased due to lower realized prices as well as producers recovering higher levels of crude oil in produced wastewater prior to delivering such water to us for treatment. These two factors have resulted in lower per-barrel revenues for our Water Solutions business.

An important element of our Refined Products and Renewables segment relates to the marketing of refined products in the Southeast and East Coast regions. We purchase product in the Gulf Coast, transport the product on third party pipelines, and sell the product at terminals owned by third parties. Most of the contracts with these customers are one year in duration, with pricing indexed to prices in the Gulf Coast at the date of sale plus a specified differential. To operate this business we maintain inventory in transit on the third party pipelines and at the destination terminals where we sell the product. The value of this inventory will increase or decrease as market prices change. In order to mitigate this risk, we enter into futures contracts, which are only available based on New York Harbor pricing. Because our contracts are indexed to Gulf Coast prices and our futures contracts are based on New York Harbor prices, the futures contracts are not a perfect hedge against our inventory holding risk. During any given period, spreads between prices in the Gulf Coast and New York Harbor could narrow or widen, which could reduce the effectiveness of the futures contracts as a hedge of the inventory holding risk. The tenor of these futures contracts, which are typically six months to one year in duration at inception, can also contribute to volatility in earnings among individual quarters within a fiscal year.

During the year ended March 31, 2017, prices for refined products increased. Gulf Coast prices, on which our sales contracts are based, increased more than the New York Harbor prices, on which our futures contracts are based, which had a favorable impact on our cost of sales. Based on historical experience, we generally expect the spreads between Gulf Coast and New York Harbor prices to be more consistent over the course of a contract year than during any individual quarter within the year, and that we should expect more volatility in cost of sales among quarters within a fiscal year than we would expect during a full fiscal year.

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

Recent Developments

Transactions during the Three Months Ended March 31, 2017

Credit Agreement

In February 2017, we amended and restated our Credit Agreement (as defined herein) with a syndicate of banks, decreasing our initial borrowing capacity from $2.484 billion to $1.765 billion and extending the term of our facility to October 2021. See Note 8 to our consolidated financial statements included in this Annual Report for a further description of our Credit Agreement.

Senior Secured Notes

In March 2017, we amended and restated our Senior Secured Notes Purchase Agreement with an effective date of December 31, 2016, which conforms to the amended terms of the Credit Agreement.

2025 Notes

On February 22, 2017, we issued $500.0 million of Senior Notes (the “2025 Notes”) in a private placement. The 2025 Notes bear interest at 6.125% and mature on March 1, 2025. See Note 8 to our consolidated financial statements included in this Annual Report for a further description of these notes.

Equity Issuance

On February 22, 2017, we issued 10,120,000 common units representing limited partner interests and received net proceeds of $222.5 million. See Note 11 to our consolidated financial statements included in this Annual Report for a further description of this equity issuance.

Acquisitions

As discussed below, we completed numerous acquisitions during the years ended March 31, 2017 and 2016. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

During the year ended March 31, 2017, in our Water Solutions segment, we acquired (i) three water solutions facilities, (ii) the remaining 25% ownership interest in three water solutions facilities, (iii) an additional 24.5% interest in an existing produced water pipeline company, and (iv) the remaining 65% ownership interest in Grassland Water Solutions, LLC (“Grassland”), which we subsequently sold 100% of our interest. During the year ended March 31, 2017, in our Retail Propane segment, we acquired four retail propane businesses. During the year ended March 31, 2017, in our Liquids segment, we acquired certain natural gas liquids facilities. See Note 4 to our consolidated financial statements included in this Annual Report for a further discussion of each acquisition.

During the year ended March 31, 2016, in our Water Solutions segment, we acquired (i) a 57.125% interest in an existing produced water pipeline company and (ii) 20 water solutions facilities and a 50% interest in an additional facility. During the year ended March 31, 2016, in our Retail Propane segment, we acquired six retail propane businesses. See Note 4 to our consolidated financial statements included in this Annual Report for a further discussion.

Dispositions

Sale of Grassland

On November 29, 2016, we sold Grassland, for $22.0 million and recorded a loss on the sale of $2.3 million during the year ended March 31, 2017. See Note 4 to our consolidated financial statements included in this Annual Report for a further discussion of this disposition.

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Total revenues	$13,022,228	$11,742,110	$16,802,057
Total cost of sales	12,321,909	10,839,037	15,958,207
Operating expenses	307,925	401,118	364,131
General and administrative expense	116,566	139,541	149,430
Depreciation and amortization	223,205	228,924	193,949
(Gain) loss on disposal or impairment of assets, net	(209,177)	320,766	41,184
Revaluation of liabilities	6,717	(82,673)	(12,264)
Operating income (loss)	255,083	(104,603)	107,420
Equity in earnings of unconsolidated entities	3,084	16,121	12,103
Revaluation of investments	(14,365)	—	—
Interest expense	(150,478)	(133,089)	(110,123)
Gain on early extinguishment of liabilities, net	24,727	28,532	—
Other income, net	27,762	5,575	37,171
Income (loss) before income taxes	145,813	(187,464)	46,571
Income tax (expense) benefit	(1,939)	367	3,622
Net income (loss)	143,874	(187,097)	50,193
Less: Net income attributable to noncontrolling interests	(6,832)	(11,832)	(12,887)
Net income (loss) attributable to NGL Energy Partners LP	137,042	(198,929)	37,306
Less: Distributions to preferred unitholders	(30,142)	—	—
Less: Net income allocated to general partner	(232)	(47,620)	(45,700)
Net income (loss) allocated to common unitholders	$106,668	$(246,549)	$(8,394)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to various business combinations. We have expanded our Water Solutions business considerably through numerous acquisitions of water treatment and disposal facilities. We have expanded our Liquids business through the February 2015 acquisition of Sawtooth and the natural gas liquid terminals in January 2017. We have expanded our Retail Propane business through numerous acquisitions of retail propane businesses. As previously reported, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. On April 1, 2016, we sold all of the TLP common units that we owned. See the detailed discussion of items affecting operating income (loss) by segment below.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gain on early extinguishment of liabilities, revaluation of investments, equity-based compensation expense, acquisition expense and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders, and it is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for our Refined Products and Renewables segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of our Refined Products and Renewables segment. The primary hedging strategy of our Refined Products and Renewables segment is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges are six months to one year in duration at inception. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of our Refined Products and Renewables segment at the balance sheet date and its cost. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA.

A portion of the revenues in our Water Solutions business is generated from the sale of hydrocarbons that we recover when processing wastewater. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater. During the year ended March 31, 2016, we settled certain derivative contracts that related to crude oil we recovered in the months from April 2016 through December 2016 and realized a gain of $2.1 million. Of this gain, $0.9 million, $0.7 million and $0.5 million were attributable to derivatives that settled during the quarters ended June 30, 2016, September 30, 2016, and December 31, 2016, respectively. During the year ended March 31, 2015, we settled certain derivative contracts that related to crude oil we recovered in the months from April 2015 through September 2015 and realized a gain of $17.9 million. Of this gain, $9.4 million and $8.5 million were attributable to derivatives that settled during the quarters ended June 30, 2015 and September 30, 2015, respectively.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$143,874	$(187,097)	$50,193
Less: Net income attributable to noncontrolling interests	(6,832)	(11,832)	(12,887)
Net income (loss) attributable to NGL Energy Partners LP	137,042	(198,929)	37,306
Interest expense	150,504	126,514	106,594
Income tax expense (benefit)	1,939	(420)	(3,676)
Depreciation and amortization	238,583	217,893	191,998
EBITDA	528,068	145,058	332,222
Net unrealized (gains) losses on derivatives	(3,338)	1,255	7,559
Inventory valuation adjustment (1)	7,368	24,390	—
Lower of cost or market adjustments	(1,283)	(5,932)	16,806
(Gain) loss on disposal or impairment of assets, net	(209,213)	320,783	41,274
Gain on early extinguishment of liabilities, net	(24,727)	(28,532)	—
Revaluation of investments	14,365	—	—
Equity-based compensation expense (2)	53,102	58,816	42,890
Acquisition expense (3)	1,771	2,002	23,198
Other (4)	14,687	(93,725)	(20,645)
Adjusted EBITDA	$380,800	$424,115	$443,304

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

(3)
During the years ended March 31, 2017, 2016 and 2015, we incurred expenses related to legal and advisory costs associated with acquisitions. During the year ended March 31, 2015, we recorded $15.8 million of compensation expense associated with acquisitions (including certain bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon the successful completion of the sale of the business, and compensation expense related to termination benefits for certain TransMontaigne Inc. (“TransMontaigne”) employees).

(4)
The amount for the year ended March 31, 2017 represents non-cash operating expenses related to our Grand Mesa Pipeline project and also includes adjustments related to noncontrolling interests. Amounts for the years ended March 31, 2016 and 2015 represent the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment, and amounts attributable to noncontrolling interests.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Reconciliation to consolidated statements of operations:
Depreciation and amortization per EBITDA table	$238,583	$217,893	$191,998
Intangible asset amortization recorded to cost of sales	(6,828)	(6,700)	(7,767)
Depreciation and amortization of unconsolidated entities	(12,136)	(14,814)	(14,982)
Depreciation and amortization attributable to noncontrolling interests	3,586	32,545	24,700
Depreciation and amortization per consolidated statements of operations	$223,205	$228,924	$193,949

Reconciliation to consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$238,583	$217,893	$191,998
Amortization of debt issuance costs recorded to interest expense	7,762	13,587	8,759
Depreciation and amortization of unconsolidated entities	(12,136)	(14,814)	(14,982)
Depreciation and amortization attributable to noncontrolling interests	3,586	32,545	24,700
Depreciation and amortization per consolidated statements of cash flows	$237,795	$249,211	$210,475

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Interest expense per EBITDA table	$150,504	$126,514	$106,594
Interest expense attributable to noncontrolling interests (1)	26	5,315	4,139
Interest expense attributable to unconsolidated entities (2)	(52)	567	(610)
Gain on extinguishment of debt of unconsolidated entities	—	693	—
Interest expense per consolidated statements of operations	$150,478	$133,089	$110,123

(1)	Includes ten months of consolidated TLP interest expense during the year ended March 31, 2016.

(2)	Includes two months of TLP interest expense as an equity method investment during the year ended March 31, 2016.

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated. We have reclassified certain prior period information to be consistent with the classification methods used in the current fiscal year.

	Year Ended March 31, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(17,475)	$44,587	$43,252	$49,255	$222,546	$(87,082)	$255,083
Depreciation and amortization	54,144	101,758	19,163	42,966	1,562	3,612	223,205
Amortization recorded to cost of sales	384	—	781	—	5,663	—	6,828
Net unrealized (gains) losses on derivatives	(1,513)	(2,088)	216	47	—	—	(3,338)
Inventory valuation adjustment	—	—	—	—	7,368	—	7,368
Lower of cost or market adjustments	—	—	—	—	(1,283)	—	(1,283)
Loss (gain) on disposal or impairment of assets, net	10,704	(85,560)	92	(287)	(134,125)	(1)	(209,177)
Equity-based compensation expense	—	—	—	—	—	53,102	53,102
Acquisition expense	—	—	—	—	—	1,771	1,771
Other (expense) income, net	(412)	739	73	504	19,263	7,595	27,762
Adjusted EBITDA attributable to unconsolidated entities	11,589	106	—	(427)	3,975	—	15,243
Adjusted EBITDA attributable to noncontrolling interest	—	(3,166)	—	(1,241)	—	—	(4,407)
Other	1,926	6,717	—	—	—	—	8,643
Adjusted EBITDA	$59,347	$63,093	$63,577	$90,817	$124,969	$(21,003)	$380,800

	Year Ended March 31, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(40,745)	$(313,673)	$76,173	$44,096	$226,951	$(97,405)	$(104,603)
Depreciation and amortization	39,363	91,685	15,642	35,992	40,861	5,381	228,924
Amortization recorded to cost of sales	250	—	1,044	—	5,406	—	6,700
Net unrealized losses (gains) on derivatives	2,123	3,196	(4,008)	(56)	—	—	1,255
Inventory valuation adjustment	—	—	—	—	24,390	—	24,390
Lower of cost or market adjustments	(1,211)	—	—	—	(4,721)	—	(5,932)
Loss (gain) on disposal or impairment of assets, net	54,952	381,682	11,600	(137)	(127,331)	—	320,766
Equity-based compensation expense	—	—	—	—	877	58,315	59,192
Acquisition expense	—	—	—	7	—	1,995	2,002
Other (expense) income, net	(6,725)	2,144	281	791	443	8,641	5,575
Adjusted EBITDA attributable to unconsolidated entities	13,474	(701)	—	(425)	17,960	—	30,308
Adjusted EBITDA attributable to noncontrolling interest	—	(2,259)	—	(1,065)	(50,438)	—	(53,762)
Other	—	(90,700)	—	—	—	—	(90,700)
Adjusted EBITDA	$61,481	$71,374	$100,732	$79,203	$134,398	$(23,073)	$424,115

	Year Ended March 31, 2015
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(35,832)	$65,340	$45,072	$64,075	$54,567	$(85,802)	$107,420
Depreciation and amortization	38,626	73,618	13,513	31,827	32,948	3,417	193,949
Amortization recorded to cost of sales	102	—	1,931	—	4,057	1,677	7,767
Net unrealized losses (gains) on derivatives	7,421	(2,786)	2,921	3	—	—	7,559
Lower of cost or market adjustments	10,744	—	(51)	—	6,113	—	16,806
Loss (gain) on disposal or impairment of assets, net	3,759	7,504	29,775	282	—	(136)	41,184
Equity-based compensation expense	—	—	—	—	572	42,767	43,339
Acquisition expense	6,870	—	—	45	8,510	7,773	23,198
Other income (expense), net	27,305	3,360	31	1,526	(44)	4,993	37,171
Adjusted EBITDA attributable to unconsolidated entities	13,944	1,613	—	—	12,178	—	27,735
Adjusted EBITDA attributable to noncontrolling interest	—	(2,075)	—	(944)	(39,496)	—	(42,515)
Other	—	(20,309)	—	—	—	—	(20,309)
Adjusted EBITDA	$72,939	$126,265	$93,192	$96,814	$79,405	$(25,311)	$443,304

Segment Operating Results for the Years Ended March 31, 2017 and 2016

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,603,667	$3,170,891	$(1,567,224)
Crude oil transportation and other	70,027	55,882	14,145
Total revenues (1)	1,673,694	3,226,773	(1,553,079)
Expenses:
Cost of sales	1,578,825	3,121,411	(1,542,586)
Operating expenses	41,535	43,458	(1,923)
General and administrative expenses	5,961	8,334	(2,373)
Depreciation and amortization expense	54,144	39,363	14,781
Loss on disposal or impairment of assets, net	10,704	54,952	(44,248)
Total expenses	1,691,169	3,267,518	(1,576,349)
Segment operating loss	$(17,475)	$(40,745)	$23,270

Crude oil sold (barrels)	34,212	67,211	(32,999)
Crude oil transported on owned pipelines (barrels)	6,365	—	6,365
Crude oil storage capacity - owned and leased (barrels) (2)	7,024	6,115	909
Crude oil storage capacity sub-leased to third parties (barrels) (2)	1,400	2,000	(600)
Crude oil inventory (barrels) (2)	2,844	2,123	721
Crude oil sold ($/barrel)	$46.874	$47.178	$(0.304)
Cost per crude oil sold ($/barrel)	$46.148	$46.442	$(0.294)
Crude oil product margin ($/barrel)	$0.726	$0.736	$(0.010)

(1)	Revenues include $6.8 million and $9.7 million of intersegment sales during the years ended March 31, 2017 and 2016, respectively, that are eliminated in our consolidated statements of operations.

(2)	Information is presented as of March 31, 2017 or March 31, 2016.

Crude Oil Sales. The decrease in our sales volumes was due primarily to increased competition. In addition, we also had an increase in buy/sell transactions during the year ended March 31, 2017, compared to the year ended March 31, 2016. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. As the revenues and costs of sales are netted for these transaction, so are the volumes.

Crude Oil Transportation and Other Revenues. The increase was due primarily to our Grand Mesa Pipeline project becoming operational on November 1, 2016 with revenues of $29.2 million, partially offset by the flattening of the contango curve for crude oil (a condition in which forward crude oil prices are greater than spot prices) during the year ended March 31, 2017, compared to the year ended March 31, 2016, and lower revenues in our trucking and barge operations during the year ended March 31, 2017 due to a general slowdown in demand for transportation services, compared to the year ended March 31, 2016.

Cost of Sales. During the year ended March 31, 2017, our cost of sales decreased due to the decline in crude oil prices and the decrease in volumes due to increased competition. Our cost of sales during the year ended March 31, 2017 was increased by $7.1 million of net realized losses on derivatives and reduced by $1.5 million of net unrealized gains on derivatives. Our cost of sales during the year ended March 31, 2016 was reduced by $13.8 million of net realized gains on derivatives and increased by $2.1 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to lower compensation expense related to a reduction in the number of employees as a result of organizational changes, lower repair and maintenance expense related to trucking operations resulting from a general slowdown in demand for transportation services, and lower repair and maintenance expense related to having a newer fleet of barges and the timing of repairs, partially offset by our Grand Mesa Pipeline project becoming operational on November 1, 2016 which incurred operating expenses of $4.8 million.

Depreciation and Amortization Expense. The increase was due primarily to our Grand Mesa Pipeline project becoming operational on November 1, 2016, partially offset by certain intangible assets being fully amortized during the year ended March 31, 2016.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2017, we recorded a net loss of $6.5 million on the sales of certain assets and a loss of $4.2 million due to the write-down of certain other assets. During the year ended March 31, 2016, we recorded a loss of $50.1 million due to the write-down of certain assets, a loss of $3.1 million due to the cancellation of two previously-planned projects and a loss of $1.8 million on the sales of certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Year Ended March 31,
	2017	2016	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Service fees	$110,049	$136,710	$(26,661)
Recovered hydrocarbons	31,103	41,090	(9,987)
Other revenues	18,449	7,201	11,248
Total revenues	159,601	185,001	(25,400)
Expenses:
Cost of sales-derivative loss (gain)	1,997	(7,095)	9,092
Cost of sales-other	2,071	(241)	2,312
Operating expenses	85,562	112,538	(26,976)
General and administrative expenses	2,469	2,778	(309)
Depreciation and amortization expense	101,758	91,685	10,073
(Gain) loss on disposal or impairment of assets, net	(85,560)	381,682	(467,242)
Revaluation of liabilities	6,717	(82,673)	89,390
Total expenses	115,014	498,674	(383,660)
Segment operating income (loss)	$44,587	$(313,673)	$358,260

Water processed (barrels per day)
Eagle Ford Basin	208,649	236,792	(28,143)
Permian Basin	184,702	179,413	5,289
DJ Basin	68,253	107,353	(39,100)
Other Basins	40,185	45,949	(5,764)
Total	501,789	569,507	(67,718)
Solids processed (barrels per day)	3,056	3,149	(93)
Skim oil sold (barrels per day)	1,989	2,935	(946)
Service fee for water processed ($/barrel)	$0.60	$0.66	$(0.06)
Recovered hydrocarbons for water processed ($/barrel)	$0.17	$0.20	$(0.03)
Operating expenses for water processed ($/barrel)	$0.47	$0.54	$(0.07)

Service Fee Revenues. The decrease was due primarily to a decrease in the volume processed from a slowdown in customer production and development activity and a lower price per barrel received in current market conditions from new facilities being operational during the year ended March 31, 2017.

Recovered Hydrocarbon Revenues. The decrease was due primarily to a decrease in the volume of wastewater processed and a decrease in the amount of hydrocarbons per barrel of wastewater processed.

Other Revenues. Other revenues primarily include solids disposal revenues, freshwater revenues, and water pipeline revenues. The increase was due primarily to an increase in revenues in the freshwater and water pipeline businesses as well as revenue from trucking wastewater to certain of our water solutions facilities. See the below discussion of the loss on the sale of Grassland.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater. Our cost of sales during the year ended March 31, 2017 included $4.1 million of net realized losses on derivatives and the reversal of $2.1 million of net unrealized losses on derivatives at March 31, 2016 as there were no open derivatives at March 31, 2017. Our cost of sales during the year ended March 31, 2016 included $10.3 million of net realized gains on derivatives and $3.2 million of net unrealized losses on derivatives. In December 2015, we settled derivative contracts that had scheduled settlement dates from January 2016 through December 2016, in order to lock in the gains on those derivatives.

Cost of Sales-Other. The increase was due to trucking expenses to bring wastewater to certain of our water solutions facilities.

Operating Expenses. The decrease was due primarily to lower operating costs of water disposal wells due to lower volumes processed and cost reduction efforts.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and developed facilities, partially offset by lower amortization expense from the write-off of an intangible asset as well as certain intangible assets being fully amortized during the years ended March 31, 2017 and March 31, 2016 (see Note 7 to our consolidated financial statements included in this Annual Report).

(Gain) Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2017, we recorded:

•
an adjustment of $124.7 million of the previously recorded $380.2 million estimated goodwill impairment charge recorded during the three months ended March 31, 2016 (see Note 6 to our consolidated financial statements included in this Annual Report);

•
a write-off of $5.2 million related to the value of an indefinite-lived trade name intangible asset in conjunction with finalizing our goodwill impairment analysis (see Note 7 to our consolidated financial statements included in this Annual Report);

•
a loss of $22.7 million related to the termination of the development agreement, which included the carrying value of the development agreement asset that was written off (see Note 16 to our consolidated financial statements included in this Annual Report);

•	an impairment charge of $1.7 million to write down a loan receivable in June 2016 (see Note 14 to our consolidated financial statements included in this Annual Report); and

•
a loss of $9.5 million on the sales of certain assets, including the sale of Grassland (see Note 4 to our consolidated financial statements included in this Annual Report for a discussion of the sale of Grassland).

During the year ended March 31, 2016, we recorded:

•
an estimated goodwill impairment charge of $380.2 million as the decline in crude oil prices and crude oil production have had an unfavorable impact on our Water Solutions business (see Note 6 to our consolidated financial statements included in this Annual Report); and

•	a loss of $1.5 million on the sales of certain other assets.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the years ended March 31, 2017 and 2016. The increase in the expense in the current year was due primarily to the reduction in the liability recorded in the prior year due to lower anticipated production and development activity due to lower commodity prices.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Year Ended March 31,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$807,172	$618,919	$188,253
Cost of sales	770,238	571,734	198,504
Product margin	36,934	47,185	(10,251)

Butane sales:
Revenues (1)	391,265	317,994	73,271
Cost of sales	361,995	265,218	96,777
Product margin	29,270	52,776	(23,506)

Other product sales:
Revenues (1)	308,031	302,181	5,850
Cost of sales	289,018	266,918	22,100
Product margin	19,013	35,263	(16,250)

Other revenues:
Revenues (1)	32,648	35,943	(3,295)
Cost of sales	12,893	13,806	(913)
Product margin	19,755	22,137	(2,382)

Expenses:
Operating expenses	37,634	45,140	(7,506)
General and administrative expenses	4,831	8,806	(3,975)
Depreciation and amortization expense	19,163	15,642	3,521
Loss on disposal or impairment of assets, net	92	11,600	(11,508)
Total expenses	61,720	81,188	(19,468)
Segment operating income	$43,252	$76,173	$(32,921)

Storage capacity leased and owned (gallons) (2)	358,537	292,110	66,427

Propane sold (gallons)	1,267,076	1,244,529	22,547
Propane sold ($/gallon)	$0.637	$0.497	$0.140
Cost per propane sold ($/gallon)	$0.608	$0.459	$0.149
Propane product margin ($/gallon)	$0.029	$0.038	$(0.009)
Propane inventory (gallons) (2)	48,351	56,584	(8,233)
Propane storage capacity sub-leased to third parties - leased and owned (gallons) (2)	33,495	33,264	231

Butane sold (gallons)	456,586	483,206	(26,620)
Butane sold ($/gallon)	$0.857	$0.658	$0.199
Cost per butane sold ($/gallon)	$0.793	$0.549	$0.244
Butane product margin ($/gallon)	$0.064	$0.109	$(0.045)
Butane inventory (gallons) (2)	9,438	14,629	(5,191)
Butane storage capacity sub-leased to third parties - leased and owned (gallons) (2)	80,346	72,450	7,896

Other products sold (gallons)	343,365	360,716	(17,351)
Other products sold ($/gallon)	$0.897	$0.838	$0.059
Cost per other products sold ($/gallon)	$0.842	$0.740	$0.102
Other products product margin ($/gallon)	$0.055	$0.098	$(0.043)
Other products inventory (gallons) (2)	6,426	6,297	129

(1)	Revenues include $100.0 million and $80.6 million of intersegment sales during the years ended March 31, 2017 and 2016, respectively, that are eliminated in our consolidated statements of operations.

(2)	Information is presented as of March 31, 2017 or March 31, 2016.

Propane Sales. The increase in revenues was due to higher commodity prices, partially offset by warmer winter temperatures, as compared to the prior year, experienced by certain regions in which we operate.

Our cost of wholesale propane sales was reduced by $1.5 million and $2.1 million, respectively, of net unrealized gains on derivatives for the years ended March 31, 2017 and 2016. Additionally, our cost of wholesale propane sales was reduced by $1.1 million of net realized gains on derivatives and increased by $3.4 million of net realized losses on derivatives for the years ended March 31, 2017 and 2016, respectively.

Product margins per gallon of propane sold were lower during the year ended March 31, 2017 than during the year ended March 31, 2016. Propane prices declined significantly during February and March of 2017. Declining propane prices typically have an adverse effect on our margins as we were unable to fully recoup fixed storage fees and railcar lease costs.

Butane Sales. The increase in revenues and cost of sales was primarily a function of higher commodity prices.

Our cost of butane sales during the year ended March 31, 2017 was increased by $2.0 million of net unrealized losses on derivatives, as compared to a reduction of $1.9 million of net unrealized gains on derivatives during the year ended March 31, 2016. Additionally, our cost of butane sales was increased by $5.9 million of net realized losses on derivatives and reduced by $2.2 million of net realized gains on derivatives for the years ended March 31, 2017 and 2016, respectively.

Product margins per gallon of butane sold were lower during the year ended March 31, 2017 than during the year ended March 31, 2016 primarily due to underutilization of our leased railcar fleet.

Other Products Sales. The decrease in revenues was primarily due to lower volumes as a result of decreases in production related to a customer’s contract.

Our cost of sales of other products during the year ended March 31, 2017 was reduced by $0.2 million of net unrealized gains on derivatives, as compared to less than $0.1 million of net unrealized losses on derivatives during the year ended March 31, 2016. Additionally, our cost of other products was reduced by $1.3 million of net realized gains on derivatives and increased by $0.4 million of net realized losses on derivatives for the years ended March 31, 2017 and 2016, respectively.

Product margins during the year ended March 31, 2017 decreased primarily due to a decline in the margin on sales of asphalt, as commodity prices which correlate with crude oil prices have declined.

Other Revenues. This revenue includes storage, terminaling and transportation services income. Other revenues decreased due to the increased availability of transportation services and storage capacity in the market. While railcars costs have held steady, the value we are able to realize for the railcar in the market has dropped significantly year over year, resulting in lower revenues and volumes, however costs have remained consistent.

Operating and General and Administrative Expenses. The decrease was due primarily to a reduction in overall compensation expenses due to lower incentive compensation and commission expense as well as continued cost management monitoring which focuses on expense reductions.

Depreciation and Amortization Expense. The increase was due to expansion of existing terminals and acquisition of two new terminals.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2016, we wrote off assets of $14.6 million acquired as part of the Gavilon Energy acquisition that we deemed no longer recoverable. During the year ended March 31, 2016, we received a payment of $3.0 million from the state of Maine to relocate certain terminal assets.

Retail Propane

The following table summarizes the operating results of our Retail Propane segment for the periods indicated:

	Year Ended March 31,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$308,919	$248,673	$60,246
Cost of sales	132,818	95,191	37,627
Product margin	176,101	153,482	22,619

Distillate sales:
Revenues (1)	64,249	64,868	(619)
Cost of sales	46,503	48,191	(1,688)
Product margin	17,746	16,677	1,069

Other revenues:
Revenues (1)	40,038	39,436	602
Cost of sales	12,268	13,375	(1,107)
Product margin	27,770	26,061	1,709

Expenses:
Operating expenses	118,922	104,287	14,635
General and administrative expenses	10,761	11,982	(1,221)
Depreciation and amortization expense	42,966	35,992	6,974
Gain on disposal or impairment of assets, net	(287)	(137)	(150)
Total expenses	172,362	152,124	20,238
Segment operating income	$49,255	$44,096	$5,159

Propane sold (gallons)	177,599	152,238	25,361
Propane sold ($/gallon)	$1.739	$1.633	$0.106
Cost per propane sold ($/gallon)	$0.748	$0.625	$0.123
Propane product margin ($/gallon)	$0.991	$1.008	$(0.017)
Propane inventory (gallons) (2)	8,180	7,314	866

Distillates sold (gallons)	30,001	30,674	(673)
Distillates sold ($/gallon)	$2.142	$2.115	$0.027
Cost per distillates sold ($/gallon)	$1.550	$1.571	$(0.021)
Distillates product margin ($/gallon)	$0.592	$0.544	$0.048
Distillates inventory (gallons) (2)	1,148	1,223	(75)

(1)	Revenues include $0.1 million of intersegment sales during the year ended March 31, 2017 that are eliminated in our consolidated statement of operations.

(2)	Information is presented as of March 31, 2017 or March 31, 2016.

Revenues. The increase in propane revenues was primarily due to the four acquisitions in fiscal year 2017, partially offset by warmer winter temperatures, as compared to the prior year, experienced by certain regions in which we operate.

Cost of Sales. The increase in propane cost of sales was due to the acquisitions in fiscal year 2017 as well as an increase in commodity prices. The decrease in distillates cost of sales was due to lower commodity prices in the first and second quarter of fiscal year 2017.

Operating and General and Administrative Expenses. The increase was due primarily to increased expenses associated with acquisitions of retail propane businesses.

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

	Year Ended March 31,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$8,884,976	$6,294,008	$2,590,968
Cost of sales	8,775,670	6,161,243	2,614,427
Product margin	109,306	132,765	(23,459)

Renewables sales:
Revenues	447,232	390,753	56,479
Cost of sales	444,520	380,212	64,308
Product margin	2,712	10,541	(7,829)

Service fee revenues	10,963	108,221	(97,258)

Expenses:
Operating expenses	23,177	95,371	(72,194)
General and administrative expenses	9,821	15,675	(5,854)
Depreciation and amortization expense	1,562	40,861	(39,299)
Gain on disposal or impairment of assets, net	(134,125)	(127,331)	(6,794)
Total (income) expense, net	(99,565)	24,576	(124,141)
Segment operating income	$222,546	$226,951	$(4,405)

Gasoline sold (barrels)	91,004	58,650	32,354
Diesel sold (barrels)	49,817	40,338	9,479
Ethanol sold (barrels)	4,605	4,199	406
Biodiesel sold (barrels)	2,413	1,595	818
Storage capacity - leased (barrels) (2)	9,419	7,188	2,231
Storage capacity sub-leased to third parties (barrels) (2)	1,043	713	330
Gasoline inventory (barrels) (2)	2,993	1,602	1,391
Diesel inventory (barrels) (2)	1,464	2,059	(595)
Ethanol inventory (barrels) (2)	727	766	(39)
Biodiesel inventory (barrels) (2)	471	350	121
Refined products sold ($/barrel)	$63.094	$63.584	$(0.490)
Cost per refined products sold ($/barrel)	$62.318	$62.242	$0.076
Refined products product margin ($/barrel)	$0.776	$1.342	$(0.566)
Renewable products sold ($/barrel)	$63.726	$67.441	$(3.715)
Cost per renewable products sold ($/barrel)	$63.340	$65.622	$(2.282)
Renewable products product margin ($/barrel)	$0.386	$1.819	$(1.433)

(1)	Revenues include $0.5 million and $0.9 million of intersegment sales during the years ended March 31, 2017, and 2016, respectively, that are eliminated in our consolidated statements of operations.

(2)	Information is presented as of March 31, 2017 or March 31, 2016.

Refined Products Sales and Cost of Sales. The increases in revenues and cost of sales were due primarily to increased volumes from additional pipeline capacity rights purchased during the years ended March 31, 2017 and 2016, an expansion of our refined products operations, and the continued demand for motor fuels in the current low gasoline price environment. These increases were partially offset by a decrease in refined products sale prices during the year ended March 31, 2017 as well as storage fees paid to TLP no longer being eliminated as TLP was deconsolidated on February 1, 2016.

Renewables Sales and Cost of Sales. The increases in revenues and cost of sales were due primarily to increased volumes from being able to liquidate storage volumes as the renewables markets shifted from being in contango (a condition in which forward renewables prices are greater than spot prices) to being backwardated (a condition in which forward renewables prices are lower than spot prices) during the year ended March 31, 2017. These increases were partially offset by a decrease in renewables sale prices and a decrease in the cost of renewables purchased during the year ended March 31, 2017. Margins for biodiesel are impacted by a biodiesel tax credit. When the tax credit is passed at the end of the calendar year and retroactive for the entire calendar year, it allows for more optionality and trading in the market and allows us to enter into deals that could provide for a positive upside if that credit is passed. Product margins were lower during the year ended March 31, 2017, compared to the year ended March 31, 2016 as a result of the biodiesel tax credit being in place for the entire 2016 calendar year, compared to being reinstated in December 2015 for the 2015 calendar year.

Service Fee Revenues, Operating Expenses, General and Administrative Expenses, Depreciation and Amortization Expense. The decrease in each of these line items was due primarily to the inclusion of TLP for ten months of the year ended March 31, 2016 with no comparable activity in the current fiscal year, as TLP was deconsolidated on February 1, 2016.

Gain on Disposal or Impairment of Assets, Net. During the year ended March 31, 2017, we recorded:

•	a $104.1 million gain from the sale of all of the TLP units we owned (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion);

•
$30.1 million of the deferred gain from the sale of the general partner in interest in TLP in February 2016 (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion); and

•	a loss of $0.1 million on the sales of certain assets.

During the year ended March 31, 2016, we recorded:

•
a gain on disposal of our general partner interest in TLP of $329.9 million, of which $204.6 million was deferred and $5.0 million of the deferred gain was recorded during the year ended March 31, 2016 (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion);

•	a loss of $1.8 million related to certain property, plant and equipment that we have retired; and

•	a loss of $1.3 million related to the sale of certain tank bottoms.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2017	2016	Change
	(in thousands)
Other revenues:
Revenues	$844	$462	$382
Cost of sales	400	182	218
Margin	444	280	164

Expenses:
Operating expenses	1,192	338	854
General and administrative expenses	82,723	91,966	(9,243)
Depreciation and amortization expense	3,612	5,381	(1,769)
Gain on disposal or impairment of assets, net	(1)	—	(1)
Total expenses	87,526	97,685	(10,159)
Operating loss	$(87,082)	$(97,405)	$10,323

General and Administrative Expenses. The decrease was due primarily to lower equity-based compensation expense. We recorded expense of $7.2 million for the year ended March 31, 2017, compared to $16.4 million for the year ended March 31, 2016. The year ended March 31, 2016 included the initial grant of the performance units as well as the vesting of the first tranche. The expense associated with the service award units (exclusive of accruals of annual bonuses paid or expected to be paid in common units) was $37.2 million during the year ended March 31, 2017, compared to $35.2 million during the year ended March 31, 2016. The increase was due primarily to a change in our process for the withholding of taxes on vesting which no longer requires us to revalue our unvested units each period. During the year ended March 31, 2016, the value of the unvested units was reduced due to declines in our unit price and resulted in the reversal of previously recorded compensation expense. See Note 11 to our consolidated financial statements included in this Annual Report for a further discussion.

Equity in Earnings of Unconsolidated Entities

The decrease of $13.0 million during the year ended March 31, 2017 was due primarily to a decrease of $12.6 million as a result of deconsolidating TLP on February 1, 2016 and selling all of the TLP common units we owned on April 1, 2016 (see Note 2 to our consolidated financial statements included in this Annual Report).

Revaluation of Investments

On June 3, 2016, we acquired the remaining 65% ownership interest in Grassland. Prior to the completion of this transaction, we accounted for our previously held 35% ownership interest in Grassland using the equity method of accounting (see Note 2 to our consolidated financial statements included in this Annual Report). As we owned a controlling interest in Grassland, we revalued our previously held 35% ownership interest to fair value and recorded a loss of $14.9 million. As the amount paid (cash plus the fair value of our previously held ownership interest) was less than the fair value of the assets acquired and liabilities assumed, we recorded a bargain purchase gain of $0.6 million (see Note 4 to our consolidated financial statements included in this Annual Report).

Interest Expense

Interest expense includes interest charged on our revolving credit facilities, senior secured notes, and senior notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $17.4 million during the year ended March 31, 2017 was due primarily to the issuance of the 2023 Notes (as defined herein) and 2025 Notes (as defined herein) which have higher interest rates than our revolving credit facility, partially offset by lower interest expense related to TLP’s credit facility (our interest in TLP was acquired in July 2014, and we deconsolidated TLP as of February 1, 2016) and lower interest expense as we repurchased a portion of the 2019 Notes (as defined herein) and 2021 Notes (as defined herein) during the years ended March 31, 2017 and 2016.

Gain on Early Extinguishment of Liabilities, Net

The following table summarizes the components of gain on early extinguishment of liabilities, net for the periods indicated:

	Year Ended March 31,
	2017	2016
	(in thousands)
Release of contingent consideration liabilities (1)	$22,278	$—
Early extinguishment of long-term debt (2)	6,922	28,532
Write-off deferred debt issuance costs (3)	(4,473)	—
Gain on early extinguishment of liabilities, net	$24,727	$28,532

(1)
Relates primarily to the release of certain contingent consideration liabilities in conjunction with the termination of the development agreement (see Note 16 to our consolidated financial statements included in this Annual Report for a further discussion).

(2)
Relates to gains on the early extinguishment of a portion of the 2019 Notes and 2021 Notes and certain equipment loans (see Note 8 to our consolidated financial statements included in this Annual Report for a further discussion).

(3)
Relates to the write off of certain deferred debt issuance costs in connection with the amendment and restatement of our Credit Agreement (as defined herein) (see Note 7 to our consolidated financial statements included in this Annual Report for a further discussion).

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Year Ended March 31,
	2017	2016
	(in thousands)
Interest income (1)	$8,605	$12,004
Crude oil marketing arrangement (2)	(1,500)	(6,726)
Termination of storage sublease agreement (3)	16,205	—
Other (4)	4,452	297
Other income, net	$27,762	$5,575

(1)
Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party and to loan receivables from equity method investees (see Note 2 and Note 14, respectively, to our consolidated financial statements included in this Annual Report for a further discussion). On June 3, 2016, we acquired the remaining 65% ownership interest in Grassland and all interest income on that receivable has been eliminated in consolidation subsequent to that date.

(2)	Represents another party’s share of the profits and losses generated from a joint crude oil marketing arrangement.

(3)	Represents a gain from the termination of a storage sublease agreement (see Note 16 to our consolidated financial statements included in this Annual Report for a further discussion).

(4)
During the year ended March 31, 2017, this relates primarily to a distribution from TLP pursuant to the agreement to sell all of the TLP common units we owned in April 2016, a gain on insurance settlement related to business interruption insurance coverage on a facility in our Water Solutions segment and a payment received related to a contract termination.

Income Tax Expense (Benefit)

Income tax expense was $1.9 million during the year ended March 31, 2017, compared to an income tax benefit of $0.4 million during the year ended March 31, 2016. Income tax benefit during the year ended March 31, 2016 included a benefit of $3.6 million related to a change in estimate of the income tax obligation payable related to TransMontaigne. See Note 9 to our consolidated financial statements included in this Annual Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease of $5.0 million during the year ended March 31, 2017 was due primarily to the deconsolidation of TLP on February 1, 2016 as a result of the sale of our general partner interest in TLP, partially offset by adjustments related to noncontrolling interests.

Segment Operating Results for the Years Ended March 31, 2016 and 2015

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$3,170,891	$6,621,871	$(3,450,980)
Crude oil transportation and other	55,882	43,349	12,533
Total revenues (1)	3,226,773	6,665,220	(3,438,447)
Expenses:
Cost of sales	3,121,411	6,590,313	(3,468,902)
Operating expenses	43,458	52,790	(9,332)
General and administrative expenses	8,334	15,564	(7,230)
Depreciation and amortization expense	39,363	38,626	737
Loss on disposal or impairment of assets, net	54,952	3,759	51,193
Total expenses	3,267,518	6,701,052	(3,433,534)
Segment operating loss (2)	$(40,745)	$(35,832)	$(4,913)

Crude oil sold (barrels)	67,211	83,864	(16,653)
Crude oil storage capacity - owned and leased (barrels) (3)	6,115	7,306	(1,191)
Crude oil storage capacity sub-leased to third parties (barrels) (3)	2,000	1,300	700
Crude oil inventory (barrels) (3)	2,123	2,973	(850)
Crude oil sold ($/barrel)	$47.178	$78.960	$(31.782)
Cost per crude oil sold ($/barrel)	$46.442	$78.583	$(32.141)
Crude oil product margin ($/barrel)	$0.736	$0.377	$0.359

(1)	Revenues include $9.7 million and $29.8 million of intersegment sales during the years ended March 31, 2016 and 2015, respectively, that are eliminated in our consolidated statements of operations.

(2)
In October 2014, we announced plans to build a crude oil rail transloading facility, backed by executed producer commitments. Subsequent to executing these commitments, the producers requested to be released from the commitments. We agreed to release the producers from their commitments in return for a cash payment in March 2015 and additional cash payments over the next five years. Upon execution of these agreements in March 2015, we recorded a gain of $31.6 million to other income, net in our consolidated statement of operations, net of certain project abandonment costs. Since this gain was reported in other income, net, it is not reflected in the table above.

(3)	Information is presented as of March 31, 2016 or March 31, 2015.

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

Cost of Sales. Our cost of sales during the year ended March 31, 2016 was reduced by $13.8 million of net realized gains on derivatives and increased by $2.1 million of net unrealized losses on derivatives. Our cost of sales during the year ended March 31, 2015 was reduced by $37.4 million of net realized gains on derivatives and increased by $7.4 million of net unrealized losses on derivatives. Due to the sharper decline in crude oil prices during the year ended March 31, 2015 compared to the year ended March 31, 2016, realized gains on derivatives were higher during the year ended March 31, 2015. Our cost of sales during the year ended March 31, 2015 was also impacted by a lower of cost or market adjustment of $10.7 million recorded at March 31, 2015.

Operating and General and Administrative Expenses. The decrease was due primarily to lower compensation expense related to a reduction in the number of employees as a result of organizational changes, $5.6 million of compensation expense during the year ended March 31, 2015 related to bonuses that the previous owners of Gavilon Energy granted to employees, contingent upon successful completion of the sale of the business, which were paid in December 2014, $1.3 million of compensation expense during the year ended March 31, 2015 related to termination benefits for certain TransMontaigne employees, and lower repair and maintenance expense due to the timing of repairs.

Depreciation and Amortization Expense. The increase was due primarily to capital additions during the year ended March 31, 2016.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2016, we recorded a loss of $50.1 million due to the write-down of certain assets, a loss of $3.1 million due to the cancellation of two previously-planned projects and a loss of $1.8 million on the sales of certain other assets. During the year ended March 31, 2015, we recorded a write-off of project costs of $3.5 million related to a crude oil terminal project that has been discontinued. Also, during the year ended March 31, 2015, we recorded a loss of $0.3 million on the sales of certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Service fees	$136,710	$105,682	$31,028
Recovered hydrocarbons	41,090	81,762	(40,672)
Water transportation	—	10,760	(10,760)
Other revenues	7,201	1,838	5,363
Total revenues	185,001	200,042	(15,041)
Expenses:
Cost of sales-derivative gain	(7,095)	(36,763)	29,668
Cost of sales-other	(241)	6,257	(6,498)
Operating expenses	112,538	93,268	19,270
General and administrative expenses	2,778	3,082	(304)
Depreciation and amortization expense	91,685	73,618	18,067
Loss on disposal or impairment of assets, net	381,682	7,504	374,178
Revaluation of liabilities	(82,673)	(12,264)	(70,409)
Total expenses	498,674	134,702	363,972
Segment operating (loss) income	$(313,673)	$65,340	$(379,013)

Water processed (barrels per day)
Eagle Ford Basin	236,792	210,283	26,509
Permian Basin	179,413	109,154	70,259
DJ Basin	107,353	94,045	13,308
Other Basins	45,949	29,433	16,516
Total	569,507	442,915	126,592
Solids processed (barrels per day) (1)	3,149	2,740	409
Skim oil sold (barrels per day)	2,935	3,170	(235)
Service fee for water processed ($/barrel)	$0.66	$0.65	$0.01
Recovered hydrocarbons for water processed ($/barrel)	$0.20	$0.51	$(0.31)
Operating expenses for water processed ($/barrel)	$0.54	$0.58	$(0.04)

(1)	Our solids disposal business began in January 2015.

Service Fee Revenues. The increase was due primarily to an increase in the service fees in a certain basin and a favorable deliver or pay agreement with a customer where the customer has not been delivering water to our facilities as well as an increase in the volume processed primarily from acquisitions.

Recovered Hydrocarbon Revenues. The decrease was due primarily to the sharp decline in crude oil prices since July 2014 and a decrease in the volume of hydrocarbons recovered per barrel of wastewater processed.

Water Transportation Revenues. The decrease was due to revenues related to our water transportation business during the year ended March 31, 2015. We sold this business during September 2014.

Other Revenues. The increase was due primarily to revenues related to the disposal of solids.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater. Our cost of sales during the year ended March 31, 2016 included $10.3 million of net realized gains on derivatives and $3.2 million of net unrealized losses on derivatives. Our cost of sales during the year ended March 31, 2015 included $2.8 million of net unrealized gains on derivatives and $34.0 million of net realized gains on derivatives. In December 2015, we settled derivative contracts that had scheduled settlement dates from January 2016 through December 2016, in order to lock in the gains on those derivatives. In December 2014, we settled derivative contracts that had scheduled settlement dates from April 2015 through September 2015, in order to lock in the gains on those derivatives.

Cost of Sales-Other. The decrease was due to costs related to our water transportation business during the year ended March 31, 2015. We sold this business during September 2014.

Operating Expenses. The increase was due primarily to an increase in the volume processed primarily from acquisitions and the higher operating costs of water disposal.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and developed facilities.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2016, we recorded:

•
an estimated goodwill impairment charge of $380.2 million as the decline in crude oil prices and crude oil production have had an unfavorable impact on our Water Solutions business (see Note 6 to our consolidated financial statements included in this Annual Report); and

•	a loss of $1.5 million on the sales of certain other assets.

During the year ended March 31, 2015, we recorded:

•	a loss of $4.0 million related to the sale of our water transportation business;

•	a loss on abandonment of $3.1 million related to property, plant and equipment of water disposal facilities that we have retired; and

•	a loss of $0.4 million on the sales of certain other assets.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations. The increase was due to additional acquisitions during the year ended March 31, 2016 offset by changes in the fair value of the liability.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$618,919	$1,265,262	$(646,343)
Cost of sales	571,734	1,217,993	(646,259)
Product margin	47,185	47,269	(84)

Butane sales:
Revenues (1)	317,994	531,548	(213,554)
Cost of sales	265,218	474,402	(209,184)
Product margin	52,776	57,146	(4,370)

Other product sales:
Revenues (1)	302,181	580,286	(278,105)
Cost of sales	266,918	563,922	(297,004)
Product margin	35,263	16,364	18,899

Other revenues:
Revenues (1)	35,943	28,745	7,198
Cost of sales	13,806	17,313	(3,507)
Product margin	22,137	11,432	10,705

Expenses:
Operating expenses	45,140	35,580	9,560
General and administrative expenses	8,806	8,271	535
Depreciation and amortization expense	15,642	13,513	2,129
Loss on disposal or impairment of assets, net	11,600	29,775	(18,175)
Total expenses	81,188	87,139	(5,951)
Segment operating income	$76,173	$45,072	$31,101

Storage capacity leased and owned (gallons) (2)	292,110	176,630	115,480

Propane sold (gallons)	1,244,529	1,285,707	(41,178)
Propane sold ($/gallon)	$0.497	$0.984	$(0.487)
Cost per propane sold ($/gallon)	$0.459	$0.947	$(0.488)
Propane product margin ($/gallon)	$0.038	$0.037	$0.001
Propane inventory (gallons) (2)	56,584	63,095	(6,511)
Propane storage capacity sub-leased to third parties - leased and owned (gallons) (2)	33,264	31,500	1,764

Butane sold (gallons)	483,206	430,775	52,431
Butane sold ($/gallon)	$0.658	$1.234	$(0.576)
Cost per butane sold ($/gallon)	$0.549	$1.101	$(0.552)
Butane product margin ($/gallon)	$0.109	$0.133	$(0.024)
Butane inventory (gallons) (2)	14,629	10,483	4,146
Butane storage capacity sub-leased to third parties - leased and owned (gallons) (2)	72,450	72,450	—

Other products sold (gallons)	360,716	394,740	(34,024)
Other products sold ($/gallon)	$0.838	$1.470	$(0.632)
Cost per other products sold ($/gallon)	$0.740	$1.429	$(0.689)
Other products product margin ($/gallon)	$0.098	$0.041	$0.057
Other products inventory (gallons) (2)	6,297	8,114	(1,817)

(1)	Revenues include $80.6 million and $162.0 million of intersegment sales during the years ended March 31, 2016 and 2015, respectively, that are eliminated in our consolidated statements of operations.

(2)	Information is presented as of March 31, 2016 or March 31, 2015.

Propane Sales. The decrease in volumes was due to significantly warmer temperatures in the current year. The decrease in selling price was due to lower commodity prices from oversupply in the market and decreased demand due to the significantly warmer temperatures in the current year winter.

Our cost of wholesale propane sales was reduced by $2.1 million of net unrealized gains on derivatives and increased by $4.6 million of net unrealized losses on derivatives for the years ended March 31, 2016 and 2015, respectively. Additionally, our cost of wholesale propane sales was increased by $3.4 million and $8.2 million of net realized losses on derivatives for the years ended March 31, 2016 and 2015, respectively.

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

Butane Sales. The decrease in revenues and cost of sales was primarily a function of lower commodity prices.

Our cost of butane sales was reduced by $1.9 million and $1.7 million of net unrealized gains on derivatives for the years ended March 31, 2016 and 2015, respectively. Additionally, our cost of butane sales was reduced by $2.2 million of net realized gains on derivatives and increased by $6.1 million of net realized losses on derivatives for the years ended March 31, 2016 and 2015, respectively.

Product margins per gallon of butane sold were lower during the year ended March 31, 2016 than during the year ended March 31, 2015 primarily due to underutilization of our leased railcar fleet.

Other Products Sales. The decrease in the volume of other wholesale products sold was due to decreases in production related to a customer’s contract.

Our cost of sales of other products had less than $0.1 million of unrealized losses on derivatives during the years ended March 31, 2016 and 2015. Additionally, our cost of sales of other products was increased by $0.4 million of net realized losses on derivatives and reduced by $0.7 million of net realized gains on derivatives for the years ended March 31, 2016 and 2015, respectively.

Other Revenues. The increase was due primarily to $21.1 million of revenue related to Sawtooth, which we acquired in February 2015, partially offset by a $10.0 million decrease in hauling revenues due to declining market conditions.

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

Retail Propane

The following table summarizes the operating results of our Retail Propane segment for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues	$248,673	$347,575	$(98,902)
Cost of sales	95,191	181,655	(86,464)
Product margin	153,482	165,920	(12,438)

Distillate sales:
Revenues	64,868	106,037	(41,169)
Cost of sales	48,191	85,329	(37,138)
Product margin	16,677	20,708	(4,031)

Other product sales:
Revenues	39,436	35,585	3,851
Cost of sales	13,375	11,554	1,821
Product margin	26,061	24,031	2,030

Expenses:
Operating expenses	104,287	102,123	2,164
General and administrative expenses	11,982	12,352	(370)
Depreciation and amortization expense	35,992	31,827	4,165
(Gain) loss on disposal or impairment of assets, net	(137)	282	(419)
Total expenses	152,124	146,584	5,540
Segment operating income	$44,096	$64,075	$(19,979)

Propane sold (gallons)	152,238	169,279	(17,041)
Propane sold ($/gallon)	$1.633	$2.053	$(0.420)
Cost per propane sold ($/gallon)	$0.625	$1.073	$(0.448)
Propane product margin ($/gallon)	$1.008	$0.980	$0.028
Propane inventory (gallons) (1)	7,314	6,071	1,243

Distillates sold (gallons)	30,674	34,862	(4,188)
Distillates sold ($/gallon)	$2.115	$3.042	$(0.927)
Cost per distillates sold ($/gallon)	$1.571	$2.448	$(0.877)
Distillates product margin ($/gallon)	$0.544	$0.594	$(0.050)
Distillates inventory (gallons) (1)	1,223	1,160	63

(1)	Information is presented as of March 31, 2016 or March 31, 2015.

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

	Year Ended March 31,
	2016	2015	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$6,294,008	$6,682,040	$(388,032)
Cost of sales	6,161,243	6,574,545	(413,302)
Product margin	132,765	107,495	25,270

Renewables sales:
Revenues	390,753	473,885	(83,132)
Cost of sales	380,212	461,996	(81,784)
Product margin	10,541	11,889	(1,348)

Service fee revenues	108,221	76,847	31,374

Expenses:
Operating expenses	95,371	82,583	12,788
General and administrative expenses	15,675	26,133	(10,458)
Depreciation and amortization expense	40,861	32,948	7,913
Gain on disposal or impairment of assets, net	(127,331)	—	(127,331)
Total expenses	24,576	141,664	(117,088)
Segment operating income	$226,951	$54,567	$172,384

Gasoline and diesel sold (barrels)	98,988	68,043	30,945
Ethanol and biodiesel sold (barrels)	5,794	5,318	476
Storage capacity - leased (barrels) (2)	7,188	30,685	(23,497)
Storage capacity sub-leased to third parties (barrels) (2)	713	461	252
Gasoline inventory (barrels) (2)	1,602	2,073	(471)
Diesel inventory (barrels) (2)	2,059	777	1,282
Ethanol inventory (barrels) (2)	766	590	176
Biodiesel inventory (barrels) (2)	350	145	205
Refined products sold ($/barrel)	$63.584	$98.203	$(34.619)
Cost per refined products sold ($/barrel)	$62.242	$96.623	$(34.381)
Refined products product margin ($/barrel)	$1.342	$1.580	$(0.238)
Renewable products sold ($/barrel)	$67.441	$89.110	$(21.669)
Cost per renewable products sold ($/barrel)	$65.622	$86.874	$(21.252)
Renewable products product margin ($/barrel)	$1.819	$2.236	$(0.417)

(1)	Revenues include $0.9 million and $1.1 million of intersegment sales during the years ended March 31, 2016 and 2015, respectively, that are eliminated in our consolidated statements of operations.

(2)	Information is presented as of March 31, 2016 or March 31, 2015.

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

Operating Expenses. The increase was due primarily to the inclusion of TLP for ten months of the year ended March 31, 2016, compared to nine months of the year ended March 31, 2015 as TLP was deconsolidated on February 1, 2016. Also contributing to the increase was the inclusion of TransMontaigne for the entire year ended March 31, 2016, compared to nine months of the year ended March 31, 2015.

General and Administrative Expenses. The decrease was due primarily to $8.0 million of compensation expense during the year ended March 31, 2015 related to termination benefits for certain TransMontaigne employees. This decrease was partially offset by the inclusion of TransMontaigne for the entire year ended March 31, 2016, compared to nine months of the year ended March 31, 2015.

Depreciation and Amortization Expense. The increase was due primarily to the inclusion of TLP for ten months of the year ended March 31, 2016, compared to nine months of the year ended March 31, 2015 as TLP was deconsolidated on February 1, 2016.

Gain on Disposal or Impairment of Assets, Net. During the year ended March 31, 2016, we recorded:

•
a gain on disposal of our general partner interest in TLP of $329.9 million, of which $204.6 million was deferred and $5.0 million of the deferred gain was recorded during the year ended March 31, 2016 (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion);

•	a loss of $1.8 million related to certain property, plant and equipment that we have retired; and

•	a loss of $1.3 million related to the sale of certain tank bottoms.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2016	2015	Change
	(in thousands)
Other revenues:
Revenues	$462	$1,916	$(1,454)
Cost of sales	182	2,583	(2,401)
Margin	280	(667)	947

Expenses:
Operating expenses	338	(2,174)	2,512
General and administrative expenses	91,966	84,028	7,938
Depreciation and amortization expense	5,381	3,417	1,964
Gain on disposal or impairment of assets, net	—	(136)	136
Total expenses	97,685	85,135	12,550
Operating loss	$(97,405)	$(85,802)	$(11,603)

General and Administrative Expenses. The increase is primarily attributable to an increase in incentive compensation. As part of its review of our executive compensation program, the Compensation Committee of the Board of Directors approved a new type of equity-based compensation award, under which the number of common units that vest is contingent upon the performance of our common units relative to the performance of other entities in the Alerian MLP Index. During the year ended March 31, 2016, three tranches of these Performance Awards were granted, with vesting dates of July 1, 2015, July 1, 2016, and July 1, 2017, respectively. We recorded $16.4 million of expense related to the Performance Awards during the year ended March 31, 2016, $16.1 million of which related to awards that vested on July 1, 2015.

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

Equity in Earnings of Unconsolidated Entities

The increase of $4.0 million during the year ended March 31, 2016 was due primarily to an increase of $7.1 million of earnings from TLP that we acquired as part of our July 2014 acquisition of TransMontaigne. On February 1, 2016, we deconsolidated TLP when we sold our general partner interest in TLP (see Note 2 to our consolidated financial statements included in this Annual Report). Partially offsetting this increase was a decrease of $2.4 million in earnings from certain other investments in unconsolidated entities.

Interest Expense

The increase of $23.0 million was due primarily to the increased level of debt outstanding on our Revolving Credit Facility (as defined herein) (the average balance outstanding on our Revolving Credit Facility was $1.7 billion during the year ended March 31, 2016, compared to $1.2 billion during the year ended March 31, 2015), primarily to finance acquisitions and capital expenditures, the issuance of the 2019 Notes (as defined herein), and increased interest expense related to TLP’s credit facility (our interest in TLP was acquired in July 2014 and we sold our general partner interest in TLP as of February 1, 2016).

Gain on Early Extinguishment of Liabilities, Net

During the fourth quarter of fiscal year 2016, we repurchased a portion of the 2019 Notes (as defined herein) and 2021 Notes (as defined herein) and recorded a gain on the early extinguishment of these notes of $28.5 million (see Note 8 to our consolidated financial statements included in this Annual Report for a further discussion).

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Year Ended March 31,
	2016	2015
	(in thousands)
Interest income (1)	$12,004	$4,575
Crude oil marketing arrangement (2)	(6,726)	(5,642)
Crude oil rail transloading facility (3)	—	31,600
Other (4)	297	6,638
Other income, net	$5,575	$37,171

(1)
Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party and to a loan receivable from an equity method investee (see Note 2 and Note 14, respectively, to our consolidated financial statements included in this Annual Report for a further discussion).

(2)	Represents another party’s share of the profits and losses generated from a joint crude oil marketing arrangement.

(3)
Represents a gain from the release of certain producer commitments related to a crude oil transloading facility (see Note 16 to our consolidated financial statements included in this Annual Report for a further discussion).

(4)
Amount during the year ended March 31, 2015 primarily relates to other income for the settlement of two separate contractual disputes, partially offset by other expense related to an offer to settle another contractual dispute (see Note 10 to our consolidated financial statements included in this Annual Report for a further discussion).

Income Tax Expense (Benefit)

Income tax benefit was $0.4 million and $3.6 million during the years ended March 31, 2016 and 2015, respectively. TransMontaigne was a taxable subsidiary from July 1, 2014 (the date we acquired TransMontaigne) to December 30, 2014 (the date we converted TransMontaigne to a non-taxable entity). Income tax benefit during the year ended March 31, 2016 included a benefit of $3.6 million related to a change in estimate of the income tax obligation payable related to TransMontaigne. Income tax benefit during the year ended March 31, 2015 was attributable primarily to TransMontaigne. See Note 9 to our consolidated financial statements included in this Annual Report for a further discussion.

Noncontrolling Interests

The decrease of $1.1 million during the year ended March 31, 2016 was due primarily to adjustments related to noncontrolling interests, partially offset by an increase in noncontrolling interest related to TLP prior to the deconsolidation of TLP on February 1, 2016 as a result of the sale of our general partner interest in TLP.

Liquidity, Sources of Capital and Capital Resource Activities

Our principal sources of liquidity and capital are the cash flows from our operations, borrowings under our Revolving Credit Facility and accessing capital markets. See Note 8 to our consolidated financial statements included in this Annual Report for a detailed description of our long-term debt. Our cash flows from operations are discussed below.

Our borrowing needs vary during the year due in part to the seasonal nature of our Liquids, Retail Propane and Refined Products & Renewables businesses. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the heating season as well as building our gasoline inventories in anticipation of the winter gasoline contango and blending season. Our working capital borrowing needs generally decline during the period of January through March, when the cash flows from our Retail Propane and Liquids segments are the greatest and gasolines inventories need to be minimized due to certain inventory requirements.

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

Under current market conditions, we are much less likely to pursue acquisitions than we have been in the past. We continue to undertake certain capital expansion projects, including the Glass Mountain Pipeline, LLC (“Glass Mountain”) extension, among others. We expect to be able to finance these projects through available capacity on our Revolving Credit Facility, asset sales or other forms of financing.

Other sources of liquidity during the year ended March 31, 2017 are discussed below.

Sale of TLP Common Units

On April 1, 2016, we sold all of the TLP common units we owned to an affiliate of ArcLight Capital Partners for approximately $112.4 million in cash and recorded a gain on disposal of $104.1 million during the year ended March 31, 2017. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

Class A Convertible Preferred Units

During the year ended March 31, 2017, we issued $240 million of 10.75% Class A Convertible Preferred Units (“Preferred Units”) to Oaktree Capital Management L.P. and its co-investors. See Note 11 to our consolidated financial statements included in this Annual Report for a further description of the Preferred Units.

At-The-Market Program

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell common units for up to $200.0 million in gross proceeds. We are under no obligation to issue equity under the ATM Program. During the year ended March 31, 2017, we sold 3,321,135 common units for net proceeds of $64.4 million (net of offering costs of $0.9 million). We used the net proceeds from the sales under the ATM Program to repay outstanding indebtedness.

Senior Note Offerings

See below under “Long-Term Debt” and Note 8 to our consolidated financial statements included in this Annual Report for a further description of these note offerings. Net proceeds were used to reduce the outstanding balance on our Revolving Credit Facility (as defined herein).

Equity Issuance

On February 22, 2017, we issued 10,120,000 common units representing limited partner interests. We received net proceeds of $222.5 million, which were used to reduce the outstanding balance on our Revolving Credit Facility (as defined herein). See Note 11 to our consolidated financial statements included in this Annual Report for a further description of this equity issuance.

Long-Term Debt

Credit Agreement

In February 2017, we amended and restated our credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). At March 31, 2017, our Revolving Credit Facility had a total capacity of $1.765 billion. Our Revolving Credit Facility includes an “accordion” feature that allows us to increase the capacity by $300 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments and also allows us to reallocate amounts between the Expansion Capital Facility and Working Capital Facility. The commitments under the Credit Agreement expire on October 5, 2021.

At March 31, 2017, we were in compliance with the covenants under the Credit Agreement.

Senior Secured Notes

On June 19, 2012, we entered into the Senior Secured Notes Purchase Agreement whereby we issued $250.0 million of Senior Secured Notes in a private placement (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a fixed rate of 6.65% which is payable quarterly. The Senior Secured Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to prepay outstanding principal, although we would incur a prepayment penalty. In March 2017, we amended and restated our Senior Secured Notes Purchase Agreement with an effective date of December 31, 2016, which conforms to the amended terms of the Credit Agreement.

At March 31, 2017, we were in compliance with the covenants under the Senior Secured Notes Purchase Agreement.

Senior Unsecured Notes

The Senior Notes include, as defined below, the 2019 Notes, 2021 Notes, 2023 Notes, and the 2025 Notes (collectively, the “Senior Notes”).

Issuances

On October 16, 2013, we issued $450.0 million of 6.875% Senior Notes Due 2021 (the “2021 Notes”). The 2021 Notes mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year.

On July 9, 2014, we issued $400.0 million of 5.125% Senior Notes Due 2019 (the “2019 Notes”). The 2019 Notes mature on July 15, 2019. Interest is payable on January 15 and July 15 of each year.

On October 24, 2016, we issued $700.0 million of Senior Notes (the “2023 Notes”) in a private placement. The 2023 Notes bear interest at 7.50%, which is payable on May 1 and November 1 of each year, beginning on May 1, 2017. The 2023 Notes mature on November 1, 2023.

On February 22, 2017, we issued $500.0 million of Senior Notes (the “2025 Notes”) in a private placement. The 2025 Notes bear interest at 6.125%, which is payable on March 1 and September 1 of each year, beginning on September 1, 2017. The 2025 Notes mature on March 1, 2025.

Repurchases

During the year ended March 31, 2017, we repurchased $9.0 million of the 2019 Notes and $21.2 million of the 2021 Notes. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion of the repurchases and a detail of repurchases made in fiscal year 2016).

Compliance

At March 31, 2017, we were in compliance with the covenants under all of the Senior Note indentures.

For a further discussion of our Revolving Credit Facility, Senior Secured Notes and Senior Notes, see Note 8 to our consolidated financial statements included in this Annual Report.

Revolving Credit Balances

The following table summarizes our Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Year Ended March 31, 2017
Expansion capital borrowings	$970,678	$—	$1,359,000
Working capital borrowings	$686,456	$465,500	$875,500
Year Ended March 31, 2016
Expansion capital borrowings	$1,067,549	$739,500	$1,380,000
Working capital borrowings	$640,928	$469,000	$756,000

Capital Expenditures

The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information has been prepared on the accrual basis, and excludes property, plant and equipment and intangible assets acquired in acquisitions.

	Capital Expenditures
Year Ended March 31,	Expansion (1)	Maintenance (2)	Total
	(in thousands)
2017	$334,383	$26,073	$360,456
2016	$613,792	$42,001	$655,793
2015	$169,207	$40,746	$209,953

(1)	Includes expansion capital expenditures for TLP of $13.6 million and $3.7 million during the years ended March 31, 2016 and 2015, respectively.

(2)	Includes maintenance capital expenditures for TLP of $11.6 million and $9.8 million during the years ended March 31, 2016 and 2015, respectively.

We currently expect to spend approximately $150 million to $200 million on growth capital expenditures during fiscal year 2018.

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Year Ended March 31,
Cash Flows Provided by (Used in):	2017	2016	2015
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$258,573	$221,074	$106,898
Changes in operating assets and liabilities	(285,397)	130,421	155,493
Operating activities	$(26,824)	$351,495	$262,391
Investing activities	$(363,126)	$(445,327)	$(1,366,221)
Financing activities	$374,038	$80,705	$1,134,693

Operating Activities. The seasonality of our natural gas liquids businesses has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids and Retail Propane businesses, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. The seasonal motor fuel blending impacts the value of our gasoline inventory in our Refined Products and Renewables business and also represents a period when we build inventory into our system. We borrow under our Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decrease in revenues and cost of sales. The increase in net cash used in operating activities during the year ended March 31, 2017 was primarily a result of the increase in inventory balances in our Refined Products and Renewables segment. This increase was a result of expanding our operations through the purchase of additional pipeline capacity rights at the beginning of the year and higher commodity prices. The increase in cash provided by operating activities during the year ended March 31, 2016 was due primarily to the acquisition of TLP in July 2014.

Investing Activities. Net cash used in investing activities was $363.1 million during the year ended March 31, 2017, compared to $445.3 million during the year ended March 31, 2016. The decrease in net cash used in investing activities was due primarily to:

•	a decrease in capital expenditures from $536.9 million during the year ended March 31, 2016 to $363.9 million during the year ended March 31, 2017;

•	$125.0 million related to the purchase of a 37.5% undivided interest in Grand Mesa Pipeline during the year ended March 31, 2016;

•	$112.4 million in proceeds received from the sale of the TLP common units we owned during the year ended March 31, 2017;

•	a $111.8 million decrease in cash paid for acquisitions during the year ended March 31, 2017;

•	$22.0 million in proceeds received from the sale of Grassland during the year ended March 31, 2017; and

•	a $15.6 million decrease for a loan to Grassland during the year ended March 31, 2016.

These decreases in net cash used in investing activities were partially offset by:

•	$343.1 million in proceeds received from the sale of the general partner interest in TLP during the year ended March 31, 2016;

•	a $143.1 million decrease in cash flows from derivatives; and

•	a $16.9 million payment to terminate the development agreement (see Note 16 to our consolidated financial statements included in this Annual Report).

Net cash used in investing activities was $445.3 million during the year ended March 31, 2016, compared to $1.4 billion during the year ended March 31, 2015. The decrease in net cash used in investing activities was due primarily to:

•
a $726.3 million decrease in cash paid for acquisitions during the year ended March 31, 2016 as cash paid for acquisitions during the year ended March 31, 2015 included $580.7 million for the acquisition of TransMontaigne;

•	$343.1 million in proceeds received from the sale of the general partner interest in TLP during the year ended March 31, 2016;

•	$310.0 million for the purchase of the remaining equity interest in Grand Mesa Pipeline during the year ended March 31, 2015; and

•	a $59.6 million decrease related to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

These decreases in net cash used in investing activities were partially offset by:

•	an increase in capital expenditures from $228.0 million during the year ended March 31, 2015 to $536.9 million during the year ended March 31, 2016;

•	$125.0 million related to the purchase of a 37.5% undivided interest in Grand Mesa Pipeline during the year ended March 31, 2016; and

•	a $93.5 million decrease in cash flows from derivatives.

Financing Activities. Net cash provided by financing activities was $374.0 million during the year ended March 31, 2017, compared to $80.7 million during the year ended March 31, 2016. The increase in net cash provided by financing activities was due primarily to:

•	$1.2 billion in proceeds received from the issuance of the 2023 Notes and 2025 Notes during the year ended March 31, 2017;

•	$287.1 million in proceeds received from the sale of our common units during the year ended March 31, 2017;

•	$235.0 million in proceeds received (net of offering costs) from the sale of our Preferred Units and warrants during the year ended March 31, 2017; and

•	a decrease of $172.9 million in distributions paid to our partners and noncontrolling interest owners during the year ended March 31, 2017.

These increases in net cash provided by financing activities were partially offset by:

•	an $1.5 billion decrease in borrowings on our revolving credit facilities (net of repayments) during the year ended March 31, 2017;

•	$53.2 million in proceeds received from other long-term debt during the year ended March 31, 2016 due primarily to equipment financing; and

•
a $25.9 million release of contingent consideration liabilities related to the termination of the development agreement during the year ended March 31, 2017 (see Note 16 to our consolidated financial statements included in this Annual Report).

Net cash provided by financing activities was $80.7 million during the year ended March 31, 2016, compared to $1.1 billion during the year ended March 31, 2015. The decrease in net cash provided by financing activities was due primarily to:

•	$541.1 million in proceeds received from the sale of our common units during the year ended March 31, 2015;

•	$400.0 million in proceeds received from the issuance of the 2019 Notes during the year ended March 31, 2015;

•	an $88.0 million increase in distributions paid to our partners and noncontrolling interest owners during the year ended March 31, 2016; and

•	$43.4 million in repurchases of a portion of our outstanding senior notes during the three months ended March 31, 2016.

These decreases in net cash provided by financing activities were partially offset by $53.2 million in proceeds received from other long-term debt during the year ended March 31, 2016 due primarily to equipment financing.

Distributions Declared

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders as of the record date. See further discussion of our cash distribution policy in Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities included in this Annual Report.

In April 2016, the board of directors of our general partner made the decision to reduce the common unit distribution to $1.56 per unit on an annualized basis in order to focus on strengthening the balance sheet, which included foregoing approximately $64 million of annual general partner distributions. We had anticipated considering an increase in distributions for the quarter ended March 31, 2017, but in light of current market conditions, particularly fluctuating commodity prices and their anticipated impact on our results, the board of directors of our general partner has chosen to defer this increase in distributions for up to an additional three quarters.

On April 24, 2017, the board of directors of our general partner declared a distribution of $0.39 per common unit to the unitholders of record on May 8, 2017. In addition, the board of directors declared a distribution to the holders of the Class A Preferred Units. The distributions were paid to both the common unitholders and the holders of the Class A Preferred Units on May 15, 2017. See Note 11 to our consolidated financial statements included in this Annual Report for a detailed description of the distributions declared and paid for the years ended March 31, 2017, 2016 and 2015.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2017 for our fiscal years ending thereafter:

		Years Ending March 31,
	Total	2018	2019	2020	2021	2022	Thereafter

Principal payments on long-term debt:
Expansion capital borrowings	$—	$—	$—	$—	$—	$—	$—
Working capital borrowings	814,500	—	—	—	—	814,500	—
Senior Secured Notes	250,000	25,000	50,000	50,000	50,000	50,000	25,000
Senior Notes	1,946,506	—	—	379,458	—	367,048	1,200,000
Other long-term debt	15,525	4,590	3,036	2,207	5,395	238	59
Interest payments on long-term debt:
Revolving Credit Facility (1)	164,491	35,759	35,759	35,759	35,759	21,455	—
Senior Secured Notes	49,875	16,209	13,300	9,975	6,650	3,325	416
Senior Notes	789,077	129,593	127,807	118,083	108,360	108,360	196,874
Other long-term debt	1,701	736	479	328	147	10	1
Letters of credit	89,200	—	—	—	—	89,200	—
Future minimum lease payments under noncancelable operating leases	587,232	138,434	114,524	103,186	89,051	62,213	79,824
Future minimum throughput payments under noncancelable agreements (2)	154,067	54,486	53,688	43,856	1,438	599	—
Construction commitments (3)	30,531	30,087	444	—	—	—	—
Fixed-price commodity purchase commitments
Crude oil	165,101	165,101	—	—	—	—	—
Natural gas liquids	10,824	10,824	—	—	—	—	—
Index-price commodity purchase commitments (4)							—
Crude oil	2,026,822	986,080	338,938	298,309	253,558	149,937	—
Natural gas liquids	553,838	553,838	—	—	—	—	—
Total contractual obligations	$7,649,290	$2,150,737	$737,975	$1,041,161	$550,358	$1,666,885	$1,502,174

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at March 31, 2017. See Note 8 to our consolidated financial statements included in this Annual Report for additional information on our Credit Agreement.

(2)
We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we can recover these payments by delivering more than our allotted capacity.

(3)	At March 31, 2017, construction commitments relate to the Glass Mountain pipeline extension, certain crude oil terminals and an expansion of a salt dome cavern.

(4)
Index prices are based on a forward price curve at March 31, 2017. A theoretical change of $0.10 per gallon in the underlying commodity price at March 31, 2017 would result in a change of $87.5 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel in the underlying commodity price at March 31, 2017 would result in a change of $39.3 million in the value of our index-price crude oil purchase commitments. See Note 10 to our consolidated financial statements included in this Annual Report for further detail of the commitments.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the operating leases discussed in Note 10 to our consolidated financial statements included in this Annual Report.

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

The tariffs we charge for our pipeline transportation systems are primarily regulated by the Federal Energy Regulatory Commission. Our tariffs include provisions which allow us to deduct from our customer’s inventory a small percentage of the products our customers transport on our pipeline systems. We refer to these product quantities as pipeline loss allowance. We receive pipeline loss allowances from our customers as consideration for product losses during the transportation of their crude oil within our pipeline system. Our customers are guaranteed delivery of the amount of their injected volumes, net of pipeline loss allowance, irrespective of what our actual product losses may be during the delivery process.

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

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined and renewables products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions.

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets (property, plant and equipment and amortizable intangible assets) for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. We compare the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment, we may be required to reduce the carrying value and the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time.

We evaluate equity method investments for impairment when we believe the current fair value may be less than the carrying amount and record an impairment if we believe the decline in value is other than temporary.

Impairment of Goodwill

Goodwill is subject to at least an annual assessment for impairment. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant. For purposes of goodwill impairment testing, assets are grouped into “reporting units”. A reporting unit is either an operating segment or a component of an operating segment, depending on how similar the components of the operating segment are to each other in terms of operational and economic characteristics. For each reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. See Note 6 to our consolidated financial statements included in this Annual Report for a further discussion of our goodwill impairment assessment.

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2017 includes a liability of $8.2 million related to asset retirement obligations, which is reported within other noncurrent liabilities.

In addition to the obligations described above, we may be obligated to remove facilities or perform other remediation upon retirement of certain other assets. However, the fair value of the asset retirement obligation cannot currently be reasonably estimated because the settlement dates are indeterminable. We will record an asset retirement obligation for these assets in the periods in which settlement dates are reasonably determinable.

Depreciation and Amortization Methods and Estimated Useful Lives of Property, Plant and Equipment and Intangible Assets

Depreciation and amortization expense is the systematic write-off of the cost of our property, plant and equipment (net of residual or salvage value, if any) and the cost of our amortizable intangible assets to the results of operations for the quarterly and annual periods during which the assets are used. We depreciate our property, plant and equipment and amortize the majority of our intangible assets using the straight-line method, which results in our recording depreciation and amortization expense evenly over the estimated life of the individual asset. The estimate of depreciation and amortization expense requires us to make assumptions regarding the useful economic lives and residual values of our assets. When we acquire and place our property, plant and equipment in service or acquire intangible assets, we develop assumptions about the useful economic lives and residual values of such assets that we believe to be reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation and amortization expense prospectively. Examples of such circumstances include changes in laws and regulations that limit the estimated economic life of an asset, changes in technology that render an asset obsolete, changes in expected salvage values or changes in customer attrition rates.

Business Combinations

We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts including commodity purchase and sale agreements, storage contracts, and transportation contracts. The excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination.

Inventories

Our inventories consist primarily of crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel. The market values of these commodities change on a daily basis as supply and demand conditions change. We value our inventories at the lower of cost or market, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage. Market is determined based on estimated replacement cost using prices at the end of the reporting period. At the end of each fiscal year, we also perform a “lower of cost or market” analysis; if the cost basis of the inventories would not be recoverable based on market prices at the end of the year, we reduce the book value of the inventories to the recoverable amount. In performing this analysis, we consider fixed-price forward commitments and the opportunity to transfer propane inventory from our wholesale Liquids business to our Retail Propane business to sell the inventory in retail markets. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or market write-down if we expect the market values to recover by our fiscal year end. We are unable to control changes in the market value of these commodities and are unable to determine whether write-downs will be required in future periods. In addition, write-downs at interim periods could be required if we cannot conclude that market values will recover sufficiently by our fiscal year end. See Note 2 for a discussion of an accounting standard we adopted beginning April 1, 2017 related to the measurement of inventory.

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

Service Awards are valued at the closing price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2017, we had $814.5 million of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 3.72%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.0 million, based on borrowings outstanding at March 31, 2017.

Commodity Price and Credit Risk

Our operations are subject to certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined and renewables products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract.

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2017, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

The crude oil, natural gas liquids, and refined and renewables products industries are “margin-based” and “cost-plus” businesses in which gross profits depend on the differential of sales prices over supply costs. We have no control over market conditions. As a result, our profitability may be impacted by sudden and significant changes in the price of crude oil, natural gas liquids, and refined and renewables products.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales in our consolidated statements of operations. The following table summarizes the hypothetical impact on the March 31, 2017 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(4,053)
Propane (Liquids segment)	$555
Other products (Liquids segment)	$(173)
Gasoline (Refined Products and Renewables segment)	$(13,837)
Diesel (Refined Products and Renewables segment)	$(1,227)
Ethanol (Refined Products and Renewables segment)	$(4,151)
Biodiesel (Refined Products and Renewables segment)	$586
Canadian dollars (Liquids segment)	$775

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2017. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2017, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Management’s Report on Internal Control Over Financial Reporting

The management of our Delaware limited partnership (the “Partnership”) and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework.

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Our internal control over financial reporting as of March 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in Part IV, Item 15 - “Exhibits, Financial Statement Schedules” in this Annual Report.

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted or may result from our business combinations during the year ended March 31, 2017, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed several business combinations during the year ended March 31, 2017, as described in Note 4 to our consolidated financial statements included in this Annual Report. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those combined operations will continue into future fiscal quarters.

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

The board of directors of our general partner currently has ten members. The board of directors of our general partner has determined that Mr. James C. Kneale, Mr. Stephen L. Cropper, and Mr. James M. Collingsworth satisfy the New York Stock Exchange (“NYSE”) and SEC independence requirements. The NYSE does not require a listed publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner. In addition, we are not required to have a nominating and corporate governance committee.

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

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	63	Chief Executive Officer and Director
Robert W. Karlovich III	40	Chief Financial Officer and Treasurer
Shawn W. Coady	55	President and Chief Operating Officer, Retail Division and Director
Vincent J. Osterman	60	President, Eastern Retail Propane Operations and Director
Kurston P. McMurray	45	General Counsel and Corporate Secretary
Lawrence J. Thuillier	46	Chief Accounting Officer
James M. Collingsworth	62	Director
Stephen L. Cropper	67	Director
Bryan K. Guderian	57	Director
James C. Kneale	65	Director
Jared Parker	35	Director
John T. Raymond	46	Director
Patrick Wade	47	Director

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

Robert W. Karlovich III. Mr. Karlovich has served as our Chief Financial Officer since February 2016. Prior to joining NGL, Mr. Karlovich served as Chief Financial Officer of Targa Pipeline Partners, a subsidiary of Targa Resources Partners, LP, from February 2015 through February 2016, and as Senior Vice President of Commercial and Business Development for Targa Resources Partners, LP from November 2015 to February 2016. Mr. Karlovich served in various roles at Atlas Pipeline Partners, L.P. and its subsidiaries (“APL”) from September 2006 to February 2015 when APL merged with Targa Resources Partners, LP. Mr. Karlovich served in various roles at Syntroleum Corporation from February 2004 to September 2006. Prior to that, Mr. Karlovich worked at Arthur Andersen LLP and Grant Thornton LLP. Mr. Karlovich is a certified public accountant.

Shawn W. Coady. Dr. Coady has served as our President and Chief Operating Officer, Retail Division, since April 2012 and previously served as our Co-President and Chief Operating Officer, Retail Division from October 2010 through April 2012. Dr. Coady has also served as a member of the board of directors of our general partner since its formation in September 2010. Dr. Coady served as an officer of Hicks Oils & Hicksgas, Incorporated (“HOH”), from March 1989 to September 2010 when HOH contributed its propane and propane related assets to Hicksgas LLC, and the membership interests in Hicksgas LLC were contributed to us as part of our formation transactions. Dr. Coady was also the President of Hicksgas Gifford, Inc. from March 1989 until the membership interests in the company were contributed to us as part of our formation transactions. Dr. Coady has served as a director for the National Propane Gas Association from 2004 to 2015 and as a member of the executive committee of the Illinois Propane Gas Association from 2004 to March 2015.

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

Kurston P. McMurray. Mr. McMurray has served as our General Counsel and Corporate Secretary since October 2016. Mr. McMurray joined NGL in February 2015 as Vice President, Legal and Corporate Secretary. Prior to joining NGL, Mr. McMurray practiced law in the Tulsa, Oklahoma area since 1998 and was a founding shareholder of Wilkin/McMurray PLLC. Mr. McMurray’s private practice specialized in business transactions, real estate, healthcare, banking, corporate governance, corporate management and commercial litigation.

Lawrence J. Thuillier. Mr. Thuillier has served as our Chief Accounting Officer since January 2016. Prior to joining NGL, Mr. Thuillier served in various roles at Eagle Rock Energy Partners, L.P. from December 2007 through October 2015, most recently as Vice President of Financial Reporting and Corporate Controller. Mr. Thuillier served as Assistant Corporate Controller for Exterran Holdings, Inc. (formerly Universal Compression) from November 2006 through November 2007. Prior to that, Mr. Thuillier served in various roles at Deloitte & Touche LLP, most recently as Audit Senior Manager.

James M. Collingsworth. Mr. Collingsworth has served on the board of directors of our general partner since January 2015. Mr. Collingsworth previously served as a Senior Vice President of the general partner of Enterprise Products Partners L.P. from November 2001 through January 2014. Prior to that, Mr. Collingsworth served as a board member of Texaco Canada Petroleum Inc. from July 1998 to October 2001 and was employed by Texaco from 1991 to 2001 in various management positions, including Senior Vice President of NGL Assets and Business Services from July 1998 to October 2001. Prior to joining Texaco, Mr. Collingsworth was director of feedstocks for Rexene Petrochemical Company from 1988 to 1991 and served in the MAPCO, Inc. organization from 1973 to 1988 in various capacities, including customer service and business development manager of the Mid-America and Seminole pipelines. Mr. Collingsworth currently serves on the board of directors of Martin Midstream Partners L.P.

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

Bryan K. Guderian. Mr. Guderian joined the board of directors of our general partner in May 2012. Mr. Guderian has served as Senior Vice President of Business Development of WPX Energy, Inc. (“WPX”) since October 2014. Mr. Guderian served as Senior Vice President of Operations of WPX from August 2011 to October 2014. Mr. Guderian previously served as Vice President of the Exploration & Production unit of The Williams Companies, Inc. from 1998 until August 2011, where he had responsibility for overseeing international operations. Mr. Guderian served as a director of Apco Oil & Gas International Inc., from 2002 to 2015 and as a director of Petrolera Entre Lomas S.A. from 2003 to 2015.

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

Jared Parker. Mr. Parker joined the board of directors of our general partner in January 2017. Mr. Parker had previously been an observer on the board since May 2016. Mr. Parker is a Managing Director of Oaktree Capital Management L.P.’s (“Oaktree”) Infrastructure Investing Strategy. Mr. Parker joined Oaktree in August 2014 from Highstar Capital and has over 13 years of experience in private equity, operational leadership, investment banking and finance. Mr. Parker currently serves as a director on the board of ADS Waste Holdings, Inc. Previously Mr. Parker served on the boards of London City Airport and the Ports America Companies and as an observer to the boards of InterGen and Northern Star Generation. Mr. Parker served as president of Ports America Stevedoring, the largest business unit inside Ports America from 2010 through 2013. Prior to joining Highstar Capital in 2005, Mr. Parker worked as an advisor to the Highstar Capital Team on several transactions as an investment banker at Deutsche Bank. While at Deutsche Bank, Mr. Parker advised domestic and power generation companies and financial sponsors on merger and acquisitions and financings.

Mr. Parker brings experience in operational leadership and finance. As a director for other public companies, Mr. Parker also provides cross board experience.

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

Mr. Raymond also currently serves as a director of American Energy Ohio Holdings, LLC, Ferus Inc., Ferus Natural Gas Fuels Inc., Iron Ore Holdings, Lighthouse Oil & Gas GP, LLC, MarkWest Utica EMG, LLC, Medallion Midstream, LLC, Plains All American GP LLC, PAA GP Holdings LLC, Tallgrass MLP GP LLC and Tallgrass Management, LLC. Mr. Raymond manages various private investments through personally held Lynx Holdings, LLC.

Mr. Raymond brings extensive financial and industry experience to the board. As a director for other public companies, Mr. Raymond also provides cross board experience.

Patrick Wade. Mr. Wade served as a member of the High Sierra board beginning in November 2008 and as a member of the board of directors of our general partner since June 2012. Mr. Wade has 23 years of experience in the energy sector. In 2002, Mr. Wade co-founded Tiger Midstream Investments, a natural gas midstream development and investment company that was involved primarily in the Rocky Mountains. From 2005 to 2008, Mr. Wade was a Managing Director at Bear Energy LP, responsible for investments in natural gas midstream infrastructure, as well as contracting for a diverse portfolio of natural gas storage capacity. In 2008, Mr. Wade joined EMG as a Managing Director in the Houston office. EMG is the management company for a series of specialized private equity funds. EMG focuses on investing across various facets of the global natural resource industry including the upstream and midstream segments of the energy complex. EMG is the managing partner of EMG NGL HC LLC. Mr. Wade’s primary focus is making direct investments across the natural resources industry. Mr. Wade served as a director of MarkWest Liberty Midstream & Resources from 2009 through 2011. In addition, Mr. Wade currently serves on the board of directors of Medallion Midstream, LLC, Ferus Inc., and Lodestar Energy Group, LLC.

Mr. Wade brings extensive financial and industry experience to the board. With 20 years of experience in the energy sector, Mr. Wade provides valuable insight into our business.

Director Appointment Rights

The Limited Liability Company Agreement of NGL Energy Holdings LLC grants certain parties the right to designate a specified number of persons to serve on the board of directors. EMG NGL HC LLC has the right to designate two persons to serve on the board of directors, and has designated John T. Raymond and Patrick Wade. The Coady Group (which consists of certain entities controlled by Shawn W. Coady and Todd M. Coady) and the investors who formed the Partnership (“IEP Parties”) (which consists of certain entities controlled by H. Michael Krimbill, and two other investors, one of whom is an employee of the Partnership) each have the right to designate one person to serve on the board of directors. The Coady Group has designated Shawn W. Coady and the IEP Parties have designated H. Michael Krimbill. Oaktree has the right to designate one person to serve on the board of directors, and has designated Jared Parker.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations by our directors and officers, we believe that all reporting obligations of our general partner’s directors and officers and our greater than 10% unitholders under Section 16(a) were satisfied during the year ended March 31, 2017, except for the correction of shares for James Burke (who resigned from his position as President of NGL Water Solutions, LLC and as a member of the board of directors of our general partner effective July 15, 2016) filed on July 11, 2016.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2017” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2017.

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

Our “named executive officers” for fiscal year 2017 were:

•	H. Michael Krimbill–Chief Executive Officer

•	Robert W. Karlovich III–Chief Financial Officer

•	Shawn W. Coady–President and Chief Operating Officer, Retail Division

•	Vincent J. Osterman–President, Eastern Retail Propane Operations

•	Lawrence J. Thuillier–Chief Accounting Officer

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

Recent Achievements

Our compensation structure is designed to reward our officers for achieving above-market returns for our unitholders. Our achievements during the year ended March 31, 2017 included the following:

•	We sold our common units in TLP for $112 million;

•	Issued $240 million of 10.75% Class A Convertible Preferred Units;

•	Launched a $200 million at-the-market equity program;

•	Issued $700 million senior unsecured notes that bear interest at 7.50% and mature on November 1, 2023;

•	Amended and restated our revolving credit facility which extended the maturity date to October 2021;

•	Issued $500 million senior unsecured notes that bear interest at 6.125% and mature on March 1, 2025;

•	Issued 10,120,000 common units for net proceeds of $222.5 million in an equity offering in February 2017; and

•	The Grand Mesa Pipeline project commenced operations in November 2016.

Compensation Highlights

•	We paid no cash bonuses to our named executive officers during fiscal year 2017.

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

•
Role of the Compensation Committee’s Consultant: In carrying out its responsibilities for establishing, implementing and monitoring the effectiveness of our executive compensation philosophy, plans and programs, our compensation committee has the authority to engage outside experts to assist in its deliberations. During fiscal year 2017, the compensation committee received compensation advice and data from Pearl Meyer & Partners (“PM&P”). PM&P conducted a competitive review of the principal components of compensation for our executives, including our named executive officers. PM&P also provided input on peer group selection (compensation and performance peers), and short and long-term incentive plan design. The compensation committee reviewed the services provided by PM&P and determined that they are independent in providing executive compensation consulting services. In making this determination, the compensation committee noted that during fiscal year 2017:

◦	PM&P did not provide any services to the Partnership or management other than compensation consulting services requested by or with the approval of the compensation committee;

◦	PM&P does not provide, directly or indirectly through affiliates, any non-compensation services such as pension consulting or human resource outsourcing;

◦	PM&P maintains a conflicts policy, which was provided to the compensation committee with specific policies and procedures designed to ensure independence;

◦	Fees paid to PM&P by the Partnership during fiscal year 2017 were less than 1% of PM&P’s total revenue;

◦	None of the PM&P consultants working on Partnership matters had any business or personal relationship with compensation committee members;

◦	None of the PM&P consultants working on Partnership matters (or any consultants at PM&P) had any business or personal relationship with any executive officer of the Partnership; and

◦	None of the PM&P consultants working on Partnership matters own Partnership interests.

The compensation committee continues to monitor the independence of its compensation consultant on a periodic basis. The compensation committee considered the recommendations provided by PM&P in the process of designing the fiscal year 2017 compensation program.

Elements of Executive Compensation

As part of our pay-for-performance approach to executive compensation, the compensation of our executive officers includes a significant component of incentive compensation based on our performance. The following table summarizes the primary elements of compensation in our executive compensation program:

Objective Supported
Element	Primary Purpose	How Amount Determined	Attract & Retain	Motivate & Pay for Performance	Unitholder Alignment

Base Salary	• Fixed income to compensate executive officers for their level of responsibility, expertise and experience	• Based on competition in the marketplace for executive talent and abilities	X

Discretionary Cash Bonus Awards	• Rewards achievement of specific annual financial and operational performance goals	• Based on the named executive officer’s relative contribution to achieving or exceeding annual goals	X	X	X
• Recognizes individual contributions to our performance

Long-Term Equity Incentive Awards	• Motivates and rewards the achievement of long-term performance goals, including increasing the market price of our common units and the quarterly distributions to our unitholders	• Based on the named executive officer’s expected contribution to long-term performance goals	X	X	X
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

•
Mr. Osterman’s initial base salary of $125,000 was negotiated at the time Mr. Osterman joined our management team upon completion of our acquisition of Osterman Propane. Mr. Osterman’s salary was increased to $200,000 in January 2013, to $250,000 in July 2013 and increased to $315,000 effective April 2, 2017, in consideration of the fact that his salary was low relative to the benchmark peer group.

•	Mr. Thuillier’s base salary of $250,000 was negotiated prior to his joining our management team in January 2016. Effective April 1, 2017, Mr. Thuillier’s base salary was increased to $260,000.

Cash Bonus Awards

None of the named executive officers is subject to a formal cash bonus plan, and any cash bonuses are at the discretion of the Compensation Committee or the Board of Directors, (in the case of Mr. Krimbill) or the Compensation Committee (in the case of the other named executive officers). No cash bonuses were paid to the named executive officers during fiscal year 2017.

Long-Term Equity Incentive Awards

Certain restricted units granted to the named executive officers vest in tranches, contingent only on the continued service of the recipient through the vesting date (the “Service Awards”). The following table summarizes Service Award units granted, vested and/or forfeited during fiscal year 2017 with respect to the named executive officers:

	Unvested Units at March 31, 2016	Units Granted	Units Vested	Units Forfeited	Unvested Units at March 31, 2017
H. Michael Krimbill (1)	142,382	228,809	(71,191)	—	300,000
Robert W. Karlovich III (2)	75,000	25,000	(25,000)	—	75,000
Shawn W. Coady (3)	45,000	58,302	(43,302)	—	60,000
Vincent J. Osterman (3)	45,000	58,302	(43,302)	—	60,000
Lawrence J. Thuillier (4)	30,000	12,661	(12,661)	—	30,000

(1)
Mr. Krimbill vested 71,191 Service Awards on July 1, 2016 and was granted 228,809 Service Awards on July 15, 2016. The Service Awards granted on July 15, 2016 vest 28,809 on July 10, 2017, 100,000 on July 9, 2018 and 100,000 on July 8, 2019.

(2)	Mr. Karlovich vested 25,000 Service Awards on July 1, 2016 and was granted 25,000 Service Awards on July 15, 2016, which vest on July 8, 2019.

(3)
Dr. Coady and Mr. Osterman each vested Service Awards totaling 30,000 and 13,302, respectively, on July 1, 2016 and August 15, 2016, and each were granted Service Awards totaling 45,000 and 13,302, respectively, on July 15, 2016 and August 15, 2016. For both Dr. Coady and Mr. Osterman, the Service Awards granted on July 15, 2016 vest 5,000 on July 10, 2017, 20,000 on July 9, 2018 and 20,000 on July 8, 2019.

(4)
Mr. Thuillier vested Service Awards of 10,000 on July 1, 2016 and 2,661 on August 15, 2016, and was granted 10,000 Service Awards on July 15, 2016, which vest on July 8, 2019, and 2,661 on August 15, 2016.

The number of Service Award units granted to Mr. Krimbill was calculated based on utilizing peer group focused, market-based benchmarks compiled by PM&P.

The Service Award units granted to the other Named Executive Officers was determined in reference to our peer group and the market-based benchmarks compiled by PM&P and based on the Named Executive Officers total compensation falling between the 25th and 50th percentile of the peer group.

The Service Award units granted in August 2016 were intended as discretionary bonuses for performance during fiscal year 2016.

The following table summarizes the vesting dates of the unvested Service Award units at March 31, 2017:

	Service Award Units by Vesting Date			Total Unvested Units
	July 10, 2017	July 9, 2018	July 8, 2019	at March 31, 2017
H. Michael Krimbill	100,000	100,000	100,000	300,000
Robert W. Karlovich III	25,000	25,000	25,000	75,000
Shawn W. Coady	20,000	20,000	20,000	60,000
Vincent J. Osterman	20,000	20,000	20,000	60,000
Lawrence J. Thuillier	10,000	10,000	10,000	30,000

During April 2015, the Partnership granted awards that are contingent both on the continued service of the recipients through the vesting date and also on the performance of our common units relative to the performance of other entities in the Alerian MLP Index (the “Index”) over specified periods of time (the “Performance Awards”).

The Performance Awards represent hypothetical units and are not actual common units. The Performance Awards settle in common units rather than cash. The right to receive common units with respect to the Performance Awards depends on (i) the level of total unitholder return (“TUR”) attained by us over the applicable performance periods, as measured against our peer group and as described in the Performance Unit Agreement, provided that the number of common units that may be earned in respect of the Performance Awards will either be 0% of the Performance Awards, for performance at anything less than the 50th percentile of the performance peer group, or in a range of 50% to 200% of the Performance Awards, for performance from the 50th percentile to the 90th percentile of the performance peer group over the same performance period (such number of earned Performance Awards are referred to, and defined in the Performance Unit Agreement, as, “Earned Performance Awards”), and (ii) the satisfaction of a continued service requirement.

The following table summarizes the maximum number of units that could vest on the Performance Awards granted to each named executive officer during the fiscal year ended March 31, 2017:

	Maximum Performance Award Units by Vesting Date
	July 1, 2017	July 1, 2018	July 1, 2019	Total
H. Michael Krimbill	57,618	200,000	200,000	457,618
Robert W. Karlovich III	—	—	50,000	50,000
Shawn W. Coady	10,000	40,000	40,000	90,000
Vincent J. Osterman	10,000	40,000	40,000	90,000
Lawrence J. Thuillier	—	—	20,000	20,000

The number of Performance Award units that will vest is contingent on the performance of our common units relative to the performance of the other entities in the Index. Performance will be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. As of March 31, 2017, performance will be measured over the following periods:

Vesting Date of Tranche	Performance Period for Tranche
July 1, 2017	July 1, 2014 through June 30, 2017
July 1, 2018	July 1, 2015 through June 30, 2018
July 1, 2019	July 1, 2016 through June 30, 2019

The following table summarizes the percentage of the maximum Performance Award units that will vest depending on the percentage of entities in the Index that NGL outperforms:

Our Relative Total Unitholder Return Percentile Ranking	Payout (% of Target Units)
Less than 50th percentile	0%
Between the 50th and 75th percentile	50%–100%
Between the 75th and 90th percentile	100%–200%
Above the 90th percentile	200%

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

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers. The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2017” table below.

401(k) Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees, including our named executive officers, to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 1% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 1% and 6% of their eligible compensation (as defined in the plan). Our matching contributions prior to January 1, 2015 vest over five years and, effective January 1, 2015, our matching contributions vest over two years.

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

Competitive Review and Fiscal Year 2017 Compensation Program

During fiscal year 2017, PM&P conducted a competitive review of our executive compensation program and provided input to the compensation committee regarding competitive compensation levels and compensation program design. In order to provide guidance to the compensation committee regarding competitive rates of compensation, PM&P collected pay data from the following sources:

•
Compensation surveys including data from published compensation surveys representative of other energy industry and broader general industry companies with revenues of between $1 billion and $6 billion; and

•	Peer group data including pay data from 10-K and proxy filings for a group of 20 publicly traded midstream oil & gas partnerships of similar size and scope to us.

Compensation Peer Group Companies

AmeriGas Partners LP	NuStar Energy L.P.	Martin Midstream Partners LP
Ferrellgas Partners LP	Targa Resources Partners LP	Regency Energy Partners LP
Star Gas Partners, L.P.	Buckeye Partners, L.P.	Boardwalk Pipeline Partners, LP
Suburban Propane Partners, L.P.	Genesis Energy LP	Western Gas Partners LP
ONEOK Partners, L.P.	Crestwood Midstream Partners LP
Williams Partners L.P.	Magellan Midstream Partners LP
Enbridge Energy Partners, L.P.	DCP Midstream Partners LP

PM&P defines “market” as the combination of survey data and peer group data. As described above, the Compensation Committee considered this data in establishing salaries for fiscal year 2017 and in determining the number of Service Award and Performance Award units to grant to the named executive officers.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2017, Stephen L. Cropper, Bryan K. Guderian, and James C. Kneale served on the Compensation Committee. None of these individuals is an employee or an officer of our general partner. As described under Part I, Item 13–“Transactions With Related Persons,” Mr. Guderian is an executive officer of WPX, and we entered into certain transactions with WPX during fiscal year 2017. Shawn W. Coady is an executive officer and a member of the board of directors of our general partner. Dr. Coady also serves on the board of directors of HOH, a family-owned company, and in this capacity Dr. Coady participates in the compensation setting process of the HOH board of directors.

Summary Compensation Table for 2017

The following table summarizes the compensation earned by our named executive officers for fiscal years 2015 through 2017.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Unit Awards (Service and Performance Awards) (1) ($)	All Other Compensation (2) ($)	Total ($)
H. Michael Krimbill	2017	350,000	—	7,174,094	10,463	7,534,557
Chief Executive Officer	2016	350,000	—	8,319,437	7,539	8,676,976
	2015	292,500	—	—	9,319	301,819

Robert W. Karlovich III (3)	2017	400,000	—	809,985	5,510	1,215,495
Chief Financial Officer	2016	30,769	—	419,250	—	450,019

Shawn W. Coady	2017	315,000	—	1,662,027	9,275	1,986,302
President and Chief Operating	2016	315,000	—	1,047,241	9,329	1,371,570
Officer, Retail Division	2015	311,250	—	1,331,501	19,153	1,661,904

Vincent J. Osterman	2017	250,000	—	1,662,027	36,831	1,948,858
President, Eastern Retail	2016	250,000	—	1,047,241	30,906	1,328,147
Propane Operations	2015	250,000	—	1,331,501	31,763	1,613,264

Lawrence J. Thuillier (4)	2017	250,000	—	374,007	43,469	667,476
Chief Accounting Officer

(1)
The fair values of the restricted units shown in the table above were calculated based on the closing market prices of our common units on the grant dates, with adjustments made to reflect the fact that the restricted units are not entitled to distributions during the vesting period. The impact of the lack of distribution rights during the vesting period was estimated using the value of the most recent distribution prior to the grant date and assumptions that a market participant might make about future distribution growth. This calculation of fair value is consistent with the provisions of Accounting Standards Codification (“ASC”) 718 Stock Compensation. The following table summarizes these amounts:

Name	Service Award Grant Date Fair Value	Performance Award Grant Date Fair Value	Total Grant Date Fair Value	Performance Awards at Maximum Value
H. Michael Krimbill	$3,540,710	$3,633,384	$7,174,094	$7,266,768
Robert W. Karlovich III	$360,485	$449,500	$809,985	$899,000
Shawn W. Coady	$944,827	$717,200	$1,662,027	$1,434,400
Vincent J. Osterman	$944,827	$717,200	$1,662,027	$1,434,400
Lawrence J. Thuillier	$194,207	$179,800	$374,007	$359,600

(2)
The amounts in this column include matching contributions to our 401(k) plan. Amounts for Dr. Coady include the incremental cost of the use of a company car, including depreciation, maintenance, insurance, and fuel. Amounts for Mr. Osterman include propane provided to him and to members of his family (valued for this purpose at the cost of the propane to NGL). Amounts for Mr. Thuillier include moving expenses. The following table summarizes these amounts:

Name	Fiscal Year	401(k) Match	Car Allowance	Moving Expenses	Propane	Total Other Compensation
Shawn W. Coady	2017	$9,275	$—	$—	$—	$9,275
	2016	$9,329	$—	$—	$—	$9,329
	2015	$9,796	$9,357	$—	$—	$19,153

Vincent J. Osterman	2017	$5,721	$—	$—	$31,110	$36,831
	2016	$4,038	$—	$—	$26,868	$30,906
	2015	$18,468	$—	$—	$13,295	$31,763

Lawrence J. Thuillier	2017	$5,721	$—	$37,748	$—	$43,469

(3)	Mr. Karlovich was not a named executive officer prior to fiscal year 2016.

(4)	Mr. Thuillier was not a named executive officer prior to fiscal year 2017.

Restricted Unit Awards

During fiscal year 2017, the Committee granted awards for which units vest at specified dates, contingent only on the continued service of the recipient through the service date (the “Service Awards”) and awards that vest at specific dates, contingent on both the performance of our common units relative to the performance of other entities and on the continued service of the recipient through the vesting (the “Performance Units”).

2017 Grants of Plan Based Awards Table

The following table summarizes the number of restricted Service and Performance Award units granted to our named executive officers, and their grant date fair values:

			Estimated Future Payouts Under Performance Awards (1)
Name	Grant Date	Total Number of Service Award Units	Threshold (#) 50%	Target (#) 100%	Maximum (#) 200%	Grant Date Fair Value of Unit Awards ($)(2)(3)
H. Michael Krimbill	July 15, 2016	228,809				3,540,710
	July 15, 2016		114,404	228,809	457,618	3,633,384
Robert W. Karlovich III	July 15, 2016	25,000				360,485
	July 15, 2016		12,500	25,000	50,000	449,500
Shawn W. Coady	July 15, 2016	45,000				694,815
	July 15, 2016		22,500	45,000	90,000	717,200
	August 15, 2016	13,302				250,011
Vincent J. Osterman	July 15, 2016	45,000				694,815
	July 15, 2016		22,500	45,000	90,000	717,200
	August 15, 2016	13,302				250,011
Lawrence J. Thuillier	July 15, 2016	10,000				144,194
	July 15, 2016		5,000	10,000	20,000	179,800
	August 15, 2016	2,661				50,014

(1)
Amounts reported in the (a) “Threshold” column reflect the threshold number of Performance Awards (at 50% of target) that may be earned (assuming a relative TUR at the 50th percentile), (b) “Target” column reflect the target number of performance awards, or 100%, that may be earned (assuming a relative TUR at the 75th percentile) and (c) “Maximum” column reflect 200% of the target performance awards that may be earned (assuming a relative TUR greater than the 90th percentile). The number of common units actually received by a named executive officer with respect to a Performance Award may vary based on the Partnership’s relative TUR as compared to the TUR of the performance peer group. The Performance Awards are described above under “Long-Term Equity Incentive Awards” in the Compensation Discussion and Analysis.

(2)
The disclosure reflects the aggregate grant date fair value of the Performance Awards, computed in accordance with FASB ASC Topic 718 based on probable achievement of the performance conditions, which is consistent with the estimate of aggregate compensation to be recognized over the service period, excluding the effect of estimated forfeitures.

(3)
The fair value of the restricted Service Award units shown in the table above was calculated based on the closing market price of our common units on the grant dates, with adjustments made to reflect the fact that restricted units are not entitled to distributions during the vesting period.

We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date. The fair value of the Performance Awards is estimated using a Monte Carlo simulation at the grant date. We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. Any Performance Awards that do not become earned Performance Awards shall terminate, expire and otherwise be forfeited by the participants. The amounts reported in the table above for restricted units and performance units is the grant date fair value for financial reporting purposes under ASC 718 and does not represent the amount actually realized by the executive at vesting, which may be less or more than the amount reported in the table above.

Outstanding Equity Awards at March 31, 2017

The following table summarizes the number of unvested Service Award and Performance Awards outstanding and their fair values at March 31, 2017:

	Service Awards		Performance Awards
	Number of Units That Have Not Yet Vested	Market Value of Units that Have Not Vested	Number of Units That Have Not Yet Vested	Market Value of Units that Have Not Vested
Name	#(1)	($)(2)	#(3)	($)(2)
H. Michael Krimbill	300,000	6,780,000	300,000	6,780,000
Robert W. Karlovich III	75,000	1,695,000	75,000	1,695,000
Shawn W. Coady	60,000	1,356,000	60,000	1,356,000
Vincent J. Osterman	60,000	1,356,000	60,000	1,356,000
Lawrence J. Thuillier	30,000	678,000	30,000	678,000

(1)	Reflects Service Awards that have not vested and are held by each named executive officer.

(2)
Calculated based on the closing market price of our common units at March 31, 2017 of $22.60. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.

(3)
Reflects the target number of Performance Awards granted to each named executive officer that have not vested. Vesting of the Performance Awards is contingent upon our relative TUR as measured against the performance peer group and satisfaction of a continued service requirement.

2017 Units Vested

During fiscal year 2017, certain of the restricted Service Award units and Performance Award units vested. The following table summarizes the value of the awards on the vesting date which was calculated based of the closing market price per common unit on the vesting dates.

	Service Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting ($)
H. Michael Krimbill (1)	71,191	1,392,852
Robert W. Karlovich III (2)	25,000	489,125
Shawn W. Coady (3)	43,302	836,961
Vincent J. Osterman (3)	43,302	836,961
Lawrence J. Thuillier (4)	12,661	245,664

(1)	Mr. Krimbill vested 71,191 Service Awards on July 1, 2016.

(2)	Mr. Karlovich vested 25,000 Service Awards on July 1, 2016.

(3)	Dr. Coady and Mr. Osterman each vested 30,000 and 13,302 Service Awards on July 1, 2016 and August 15, 2016, respectively.

(4)	Mr. Thuillier vested 10,000 and 2,661 Service Awards on July 1, 2016 and August 15, 2016, respectively.

Potential Payments Upon Termination or Change in Control

We do not provide any severance or change of control benefits to our named executive officers. The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2017” table above (in the “Market Value of Units that Have Not Yet Vested” columns).

Director Compensation

Officers or employees of our general partner and its affiliates who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner or its affiliates receives the following cash compensation for his board service:

•	an annual retainer of $60,000;

•	an annual retainer of $10,000 for the chairmen of the audit and compensation committees; and

•	an annual retainer of $5,000 for each member of the audit and compensation committees other than the chairman.

Special committees are convened by the board of directors from time to time to review specific transactions. Compensation paid to the members of these committees varies depending on the transaction and the expected time commitment of the committee members.

In addition, each director who is not an officer or an employee of our general partner has been granted awards of restricted units. In July 2016, such directors were granted 19,000 restricted units that vest in tranches of 3,000 units on July 10, 2017 and 8,000 units on each of July 9, 2018 and July 8, 2019.

All of our directors are also reimbursed for all out-of-pocket expenses incurred in connection with attending board or committee meetings. Each director is indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Director Compensation for Fiscal Year 2017

The following table summarizes the compensation earned during fiscal year 2017 by each director who is not an officer or employee of our general partner or its affiliates:

Name	Fees Earned or Paid in Cash ($)	Restricted Unit Awards ($)	Total ($)
James M. Collingsworth	65,000	295,420	360,420
Stephen L. Cropper	75,000	295,420	370,420
Bryan K. Guderian	65,000	295,420	360,420
James C. Kneale	75,000	295,420	370,420

On July 1, 2016, a tranche of 5,000 units vested for each of these directors.

As of March 31, 2017, each of the directors listed in the table above has 24,000 unvested restricted units.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of May 23, 2017 of our common units by:

•	each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Oppenheimer Funds, Inc. (2)	13,154,725	10.95%
Swank Capital, LLC (3)	8,825,224	7.34%
ALPS Advisors, Inc. (4)	6,645,046	5.53%

Directors and named executive officers:
Shawn W. Coady (5)	2,546,394	2.12%
James M. Collingsworth (6)	71,750	*
Stephen L. Cropper (7)	40,000	*
Bryan K. Guderian	37,500	*
Robert W. Karlovich III	39,320	*
James C. Kneale (8)	37,000	*
H. Michael Krimbill (9)	2,027,820	1.69%
Vincent J. Osterman (10)	3,986,780	3.32%
Jared Parker	—
John T. Raymond (11)	176,634	*
Patrick Wade	—	—
Lawrence Thuillier	15,000	—
All directors and executive officers as a group (12 persons) (12)	8,978,198	7.46%

* Less than 1.0%

(1)	Based on 120,787,060 common units outstanding at May 23, 2017.

(2)
The mailing address for OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281. OppenheimerFunds, Inc. reported shared voting and dispositive power with respect to all common units beneficially owned. This information related to OppenheimerFunds, Inc. is based upon its Schedule 13G/A filed with the SEC on January 26, 2017.

(3)
The mailing address for Swank Capital, L.L.C. is 8117 Preston Road, Suite 440, Dallas, TX 75225. Swank Capital, LLC, reported shared voting and dispositive power with respect to all common units beneficially owned. This information related to Swank Capital LLC is based upon its Schedule 13G filed with the SEC on February 14, 2017.

(4)
The mailing address for ALPS Advisors, Inc. is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Advisors, Inc. reported shared voting and dispositive power with respect to all common units beneficially owned. This information related to ALPS Advisors, Inc. is based upon its Schedule 13G/A filed with the SEC on January 26, 2017.

(5)
Dr. Shawn W. Coady owns 66,503 of these common units, which includes 20,000 units that will vest on July 10, 2017, does not include 40,000 unvested units which were reported on Dr. Coady’s Form 4 which will vest ratably on July 9, 2018 and July 8, 2019. SWC Family Partnership LP owns 2,320,391 of these common units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Dr. Coady is the sole member. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 135,000 of these common units. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The Tara Nicole Coady Trust II, of which the reporting person is the trustee, owns 12,250 common units. The Colleen Blair Coady Trust, of which the reporting person is the trustee, owns 12,250 common units. Dr. Coady also owns a 12.27% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.

(6)
Mr. Collingsworth owns 47,500 of these common units which includes 5,000 units that will vest on July 10, 2017. Mr. Collingsworth holds 22,000 of these common units jointly with his spouse, Cindy Collingsworth. Cindy Collingsworth and her sister jointly own 2,250 of these common units.

(7)
Mr. Cropper owns 15,000 of these common units which includes 5,000 units that will vest on July 10, 2017. The Donna L. Cropper Living Trust, of which Mr. Cropper and his spouse, Donna L. Cropper, are the trustees, owns 25,000 of these common units.

(8)	Mr. Kneale owns 5,000 of these common units which will vest on July 10, 2017. The Suzanne and Jim Kneale Living Trust, of whom Mr. Kneale and his wife are trustees, owns 32,000 of these common units.

(9)
Mr. H. Michael Krimbill owns 789,417 of these common units, which includes 100,000 units that will vest on July 10, 2017, does not include 200,000 unvested units which will vest ratably on July 9, 2018 and July 8, 2019 that were reported on Mr. Krimbill’s most recent Form 4, Krim2010, LLC owns 904,848 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP also owns 170,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units. H. Michael Krimbill also owns a 14.81% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests and Krimbill Capital Group, LLC, which is owned 100% by the H. Michael Krimbill Revocable Trust, of which Mr. Krimbill is the trustee.

(10)
Mr. Osterman owns 172,143 of these common units which includes 20,000 units that will vest on July 10, 2017, which were reported on Mr. Osterman’s most recent Form 4, but does not include 40,000 unvested units which will vest ratably on July 9, 2018 and July 8, 2019 that were reported on Mr. Osterman’s most recent Form 4. The remaining common units are owned by AO Energy, Inc. (110,587 common units), E. Osterman, Inc. (394,350 common units), E. Osterman Gas Services, Inc. (301,700 common units), E. Osterman Propane, Inc. (669,300 common units), Milford Propane, Inc. (559,784 common units), Osterman Family Foundation (122,016 common units), Osterman Propane, Inc. (1,445,850 common units), Propane Gas, Inc. (36,450 common units) and Saveway Propane Gas Service, Inc. (214,600 common units). Each of these holding entities may be deemed to have sole voting and investment power over its own common units and Propane Gas, LLC, as sole shareholder of Propane Gas, Inc., may be deemed to have sole voting and investment power over those common units. Vincent J. Osterman is a director, executive officer and shareholder or member of each of these entities and may be deemed to have sole voting and investment power over 861,443 common units and shared voting and investment power (with his father, Ernest Osterman) over 3,185,337 common units, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. Vincent J. Osterman also owns a 1.65% interest in our general partner through VE Properties XI LLC.

(11)
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

(12)	The directors and executive officers of our general partner also collectively own a 48.11% interest in our general partner.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our general partner listed above is 6120 South Yale Avenue, Suite 805, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information regarding the securities that may be issued under the LTIP at March 31, 2017.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders (2)	2,708,500	—	2,377,224
Total	2,708,500	—	2,377,224

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 37,603,193 common units, representing an aggregate 31.13% limited partner interest in us. In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights (“IDRs”).

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

Operation Stage

Distributions of available cash to our directors, officers, and greater than 5% owners and our general partner
We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, officers, and greater than 5% owners as the holders of an aggregate 37,603,193 common units, and 0.1% to our general partner. In addition, when distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the same quarterly distribution on all of our outstanding units for four quarters that we paid in May 2017 ($0.39 per unit), our general partner would receive an annual distribution of $0.3 million on its general partner interest and incentive distribution rights, and our directors, officers, and greater than 5% owners would receive an aggregate annual distribution of $58.7 million on their common units.

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

Transactions With Related Persons

SemGroup

SemGroup holds an 11.78% ownership interest in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our consolidated statements of operations (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues in our consolidated statement of operations). We also lease crude oil storage from SemGroup. The following table summarizes transactions with SemGroup for the year ended March 31, 2017 (in thousands):

Sales to SemGroup	$66,077
Purchases from SemGroup	$74,921

WPX

Bryan K. Guderian is a member of our board of directors and an executive officer of WPX. We purchase crude oil from and sell crude oil to WPX (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues in our consolidated statement of operations). We also treat and dispose of wastewater and solids received from WPX. The following table summarizes transactions with WPX for the year ended March 31, 2017 (in thousands):

Sales to WPX	$3,981
Purchases from WPX	$76,681

Other Transactions

We purchase goods and services from certain entities that are partially owned by our executive officers. The following table summarizes these transactions for the year ended March 31, 2017:

Entity	Nature of Purchases	Amount Purchased	Ownership Interest in Entity
		(in thousands)
Shawn W. Coady
Hicks Motor Sales	Vehicle purchases	$971	50%
Vincent J. Osterman
VE Properties III, LLC	Office space rental	$153	100%
H. Michael Krimbill
KAIR2014 LLC	Aircraft rental	$90	50%
H. Michael Krimbill
Pinnacle Aviation 2007, LLC	Aircraft rental	$89	50%

Todd M. Coady, an officer and employee of the Partnership, is the brother of Shawn W. Coady, who is an executive officer of the Partnership and a member of the board of directors. Todd M. Coady’s annual base compensation is $125,000. Todd M. Coady was also eligible to participate in the Partnership’s 401(k) plan, and he received $4,375 of employer matching contributions during the year ended March 31, 2017. In July 2016, Todd M. Coady was granted 16,000 Services Awards, which are ratably scheduled to vest on July 9, 2018 and July 8, 2019. The grant date fair value of these award was $242,939. In July 2016, Todd M. Coady was also granted 16,000 Performance Units, of which 8,000 potentially vest on July 1, 2018 and 8,000 potentially vest on July 1, 2019. The aggregate grant date fair value of these awards was $262,000. In August 2016, Todd M. Coady was granted a bonus of 6,651 Service Awards that vested immediately. The grant date fair value of this bonus was $125,005.

Timothy Osterman, an employee of the Partnership, is the son of Vincent J. Osterman, who is an executive officer of the Partnership and a member of the board of directors. Timothy Osterman received salary payments during the year ended March 31, 2017 of $130,774. Timothy Osterman was also eligible to participate in the Partnership’s 401(k) plan, and he received $4,577 of employer matching contributions during the year ended March 31, 2017. In July 2016, Timothy Osterman was granted 18,000 Service Awards, which are ratably scheduled to vest on July 10, 2017, July 9, 2018 and July 8, 2019. The grant date fair value of this award was $287,165. In August 2016, Timothy Osterman was granted a bonus of 6,651 Service Awards that vested immediately. The grant date fair value of this bonus was $125,005.

Registration Rights Agreement

We have entered into a registration rights agreement (as amended, the “Registration Rights Agreement”) with certain third parties (the “registration rights parties”) pursuant to which we agreed to register for resale under the Securities Act of 1933, as amended (“Securities Act”) common units owned by the parties to the Registration Rights Agreement. In connection with our IPO, we granted registration rights to the NGL Energy LP Investor Group, and subsequently, we have granted registration rights in connection with several acquisitions. We will not be required to register such common units if an exemption from the registration requirements of the Securities Act is available with respect to the number of common units desired to be sold. Subject to limitations specified in the Registration Rights Agreement, the registration rights of the registration rights parties include the following:

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

Director Independence

The NYSE does not require a listed publicly traded partnership like us to have a majority of independent directors on the board of directors of our general partner. For a discussion of the independence of the board of directors of our general partner, see Part III, Item 10–“Directors, Executive Officers and Corporate Governance–Board of Directors of our General Partner.”

Item 14.    Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the periods indicated:

	March 31,
	2017	2016
Audit fees (1)	$2,646,096	$2,676,038
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$2,646,096	$2,676,038

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
2.1
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, as the Representative, OWL Pearsall SWD, LLC, OWL Pearsall Holdings, LLC, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.2
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, as the Representative, OWL Karnes SWD, LLC, OWL Karnes Holdings, LLC, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.3
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, OWL Cotulla SWD, LLC, Terry Bailey, as trustee of the PJB Irrevocable Trust, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.4
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, OWL Nixon SWD, LLC, Terry Bailey, as trustee of the PJB Irrevocable Trust, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.5
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, HR OWL, LLC, OWL Operating, LLC, Lotus Oilfield Services, L.L.C., OWL Lotus, LLC, NGL Energy Partners, LP, High Sierra Water-Eagle Ford, LLC and High Sierra Transportation, LLC (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.6
Equity Interest Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP, High Sierra Energy, LP, Gavilon, LLC and Gavilon Energy Intermediate, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

3.1
Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)

3.2
Certificate of Amendment to Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)

3.3
Third Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

3.4	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)
3.5
Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)

3.6
Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 28, 2013)

3.7
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of August 6, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

3.8
Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 27, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 3, 2014)

3.9
Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 24, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

4.1
First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 7, 2011)

4.2
Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and among the Partnership and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 4, 2011)

Exhibit Number	Description
4.3
Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 9, 2012)

4.4
Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5
Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

4.6
Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7
Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8
Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Holdings LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9
Amendment No. 8 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 17, 2015, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.10
Amendment No. 9 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 25, 2016, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2016 filed with the SEC on May 31, 2016)

4.11
Amended and Restated Note Purchase Agreement, dated March 31, 2017 and effective as of December 31, 2016, by and among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 4, 2017)

4.12
Indenture, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.13	Forms of 6.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)
4.14
Registration Rights Agreement, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBC Capital Markets, LLC as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.15
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

4.16
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

4.17
Third Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014)

4.18
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

4.19
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

Exhibit Number	Description
4.21
Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

4.22
Indenture, dated as of July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.23
Forms of 5.125% Senior Notes due 2019 (incorporated by reference and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.24
Registration Rights Agreement, dated July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBS Securities Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.25
First Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014)

4.26
Second Supplemental Indenture, dated as of December 1, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.32 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.27
Third Supplemental Indenture, dated as of February 17, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.33 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.28
Fourth Supplemental Indenture, dated as of August 21, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015)

4.29
Registration Rights Agreement, dated May 11, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC and Highstar NGL Main Interco LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

4.30
Amendment to Registration Rights Agreement, dated June 24, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC, Highstar NGL Main Interco LLC and NGL CIV A, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

4.31
Indenture, dated as of October 24, 2016, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 24, 2016)

4.32
Forms of 7.5% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 24, 2016)

4.33
Registration Rights Agreement, dated as of October 24, 2016, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 24, 2016)

4.34
Indenture, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.35
Forms of 6.125% Senior Notes due 2025 (included as Exhibits A1 and A2 to Exhibit 4.1 of this Current Report on Form 8-K) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.36
Registration Rights Agreement, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

10.1
Amended and Restated Credit Agreement, dated as of February 14, 2017, by and among NGL Energy Partners LP, NGL Energy Operating LLC, the subsidiary guarantors party thereto, Deutsche Bank Trust Company Americas, Deutsche Bank AG, New York Branch, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 15, 2017)

10.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 31, 2017, among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 5, 2017)

10.3
Class A Convertible Preferred Unit and Warrant Purchase Agreement, dated as of April 21, 2016, by and among NGL Energy Partners LP, Highstar NGL Prism/IV-A Interco LLC and Highstar NGL Main Interco LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 27, 2016)

Exhibit Number	Description
10.4
Amendment to Class A Convertible Preferred Unit and Warrant Purchase Agreement, dated as of June 23, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC, Highstar NGL Main Interco LLC and NGL CIV A, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)
10.6
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.7+
Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)

10.8+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 17, 2011)
10.9+
Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

10.10	NGL Performance Unit Program (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)
12.1*	Computation of ratios of earnings to fixed charges and combined fixed charges and preferred unit distributions
21.1*	List of Subsidiaries of NGL Energy Partners LP
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended March 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016, and 2015, and (vi) Notes to Consolidated Financial Statements.

+	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2017.

NGL ENERGY PARTNERS LP

By:	NGL Energy Holdings LLC, its general partner

	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	May 26, 2017
H. Michael Krimbill	(Principal Executive Officer)

/s/ Robert W. Karlovich III	Chief Financial Officer	May 26, 2017
Robert W. Karlovich III	(Principal Financial Officer)

/s/ Lawrence W. Thuillier	Chief Accounting Officer	May 26, 2017
Lawrence W. Thuillier	(Principal Accounting Officer)

/s/ Shawn W. Coady	Director	May 26, 2017
Shawn W. Coady

/s/ James M. Collingsworth	Director	May 26, 2017
James M. Collingsworth

/s/ Stephen L. Cropper	Director	May 26, 2017
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	May 26, 2017
Bryan K. Guderian

/s/ James C. Kneale	Director	May 26, 2017
James C. Kneale

/s/ Vincent J. Osterman	Director	May 26, 2017
Vincent J. Osterman

/s/ Jared Parker	Director	May 26, 2017
Jared Parker

/s/ John T. Raymond	Director	May 26, 2017
John T. Raymond

/s/ Patrick Wade	Director	May 26, 2017
Patrick Wade

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
NGL Energy Partners LP

We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGL Energy Partners LP and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
May 26, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
NGL Energy Partners LP

We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2017, and our report dated May 26, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
May 26, 2017

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, except unit amounts)

	March 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,264	$28,176
Accounts receivable-trade, net of allowance for doubtful accounts of $5,234 and $6,928, respectively	800,607	521,014
Accounts receivable-affiliates	6,711	15,625
Inventories	561,432	367,806
Prepaid expenses and other current assets	103,193	95,859
Total current assets	1,484,207	1,028,480
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $375,594 and $266,491, respectively	1,790,273	1,649,572
GOODWILL	1,451,716	1,315,362
INTANGIBLE ASSETS, net of accumulated amortization of $414,605 and $316,878, respectively	1,163,956	1,148,890
INVESTMENTS IN UNCONSOLIDATED ENTITIES	187,423	219,550
LOAN RECEIVABLE-AFFILIATE	3,200	22,262
OTHER NONCURRENT ASSETS	239,604	176,039
Total assets	$6,320,379	$5,560,155
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$658,021	$420,306
Accounts payable-affiliates	7,918	7,193
Accrued expenses and other payables	207,125	214,426
Advance payments received from customers	35,944	56,185
Current maturities of long-term debt	29,590	7,907
Total current liabilities	938,598	706,017
LONG-TERM DEBT, net of debt issuance costs of $33,458 and $15,500, respectively, and current maturities	2,963,483	2,912,837
OTHER NONCURRENT LIABILITIES	184,534	247,236
COMMITMENTS AND CONTINGENCIES (NOTE 10)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 19,942,169 and 0 preferred units issued and outstanding, respectively	63,890	—
REDEEMABLE NONCONTROLLING INTEREST	3,072	—

EQUITY:
General partner, representing a 0.1% interest, 120,300 and 104,274 notional units, respectively	(50,529)	(50,811)
Limited partners, representing a 99.9% interest, 120,179,407 and 104,169,573 common units issued and outstanding, respectively	2,192,413	1,707,326
Accumulated other comprehensive loss	(1,828)	(157)
Noncontrolling interests	26,746	37,707
Total equity	2,166,802	1,694,065
Total liabilities and equity	$6,320,379	$5,560,155

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2017	2016	2015
REVENUES:
Crude Oil Logistics	$1,666,884	$3,217,079	$6,635,384
Water Solutions	159,601	185,001	200,042
Liquids	1,439,088	1,194,479	2,243,825
Retail Propane	413,109	352,977	489,197
Refined Products and Renewables	9,342,702	6,792,112	7,231,693
Other	844	462	1,916
Total Revenues	13,022,228	11,742,110	16,802,057
COST OF SALES:
Crude Oil Logistics	1,572,015	3,111,717	6,560,506
Water Solutions	4,068	(7,336)	(30,506)
Liquids	1,334,116	1,037,118	2,111,614
Retail Propane	191,589	156,757	278,538
Refined Products and Renewables	9,219,721	6,540,599	7,035,472
Other	400	182	2,583
Total Cost of Sales	12,321,909	10,839,037	15,958,207
OPERATING COSTS AND EXPENSES:
Operating	307,925	401,118	364,131
General and administrative	116,566	139,541	149,430
Depreciation and amortization	223,205	228,924	193,949
(Gain) loss on disposal or impairment of assets, net	(209,177)	320,766	41,184
Revaluation of liabilities	6,717	(82,673)	(12,264)
Operating Income (Loss)	255,083	(104,603)	107,420
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	3,084	16,121	12,103
Revaluation of investments	(14,365)	—	—
Interest expense	(150,478)	(133,089)	(110,123)
Gain on early extinguishment of liabilities, net	24,727	28,532	—
Other income, net	27,762	5,575	37,171
Income (Loss) Before Income Taxes	145,813	(187,464)	46,571
INCOME TAX (EXPENSE) BENEFIT	(1,939)	367	3,622
Net Income (Loss)	143,874	(187,097)	50,193
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,832)	(11,832)	(12,887)
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	137,042	(198,929)	37,306
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS	(30,142)	—	—
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER	(232)	(47,620)	(45,700)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS	$106,668	$(246,549)	$(8,394)
BASIC INCOME (LOSS) PER COMMON UNIT	$0.99	$(2.35)	$(0.05)
DILUTED INCOME (LOSS) PER COMMON UNIT	$0.95	$(2.35)	$(0.05)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	108,091,486	104,838,886	86,359,300
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	111,850,621	104,838,886	86,359,300

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Year Ended March 31,
	2017	2016	2015
Net income (loss)	$143,874	$(187,097)	$50,193
Other comprehensive (loss) income	(1,671)	(48)	127
Comprehensive income (loss)	$142,203	$(187,145)	$50,320

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended March 31, 2017, 2016, and 2015
(in Thousands, except unit amounts)

		Limited Partners
	General Partner	Common Units	Amount	Subordinated Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2014	$(45,287)	73,421,309	$1,570,074	5,919,346	$2,028	$(236)	$5,274	$1,531,853
Distributions to partners	(38,236)	—	(197,611)	—	(6,748)	—	—	(242,595)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(27,147)	(27,147)
Contributions	823	—	—	—	—	—	9,433	10,256
Business combinations	—	8,851,105	259,937	—	—	—	546,740	806,677
Common units issued, net of offering costs	—	15,017,100	541,128	—	—	—	—	541,128
Equity issued pursuant to incentive compensation plan	—	586,010	23,134	—	—	—	—	23,134
Net income (loss)	45,700	—	(4,479)	—	(3,915)	—	12,887	50,193
Other comprehensive income	—	—	—	—	—	127	—	127
Conversion of subordinated units to common units	—	5,919,346	(8,635)	(5,919,346)	8,635	—	—	—
Other	—	—	3	—	—	—	(197)	(194)
BALANCES AT MARCH 31, 2015	(37,000)	103,794,870	2,183,551	—	—	(109)	546,990	2,693,432
Distributions to partners	(61,485)	—	(260,522)	—	—	—	—	(322,007)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(35,720)	(35,720)
Contributions	54	—	(3,829)	—	—	—	15,376	11,601
Business combinations	—	833,454	19,108	—	—	—	9,248	28,356
Equity issued pursuant to incentive compensation plan	—	1,165,053	33,290	—	—	—	—	33,290
Common unit repurchases	—	(1,623,804)	(17,680)	—	—	—	—	(17,680)
Net income (loss)	47,620	—	(246,549)	—	—	—	11,832	(187,097)
Deconsolidation of TLP	—	—	—	—	—	—	(511,291)	(511,291)
Other comprehensive loss	—	—	—	—	—	(48)	—	(48)
TLP equity-based compensation	—	—	—	—	—	—	1,301	1,301
Other	—	—	(43)	—	—	—	(29)	(72)
BALANCES AT MARCH 31, 2016	(50,811)	104,169,573	1,707,326	—	—	(157)	37,707	1,694,065
Distributions to partners	(287)	—	(181,294)	—	—	—	—	(181,581)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,292)	(3,292)
Contributions	49	—	(501)	—	—	—	1,173	721
Business combinations	—	218,617	3,940	—	—	—	—	3,940
Purchase of noncontrolling interest (Notes 4 and 16)	—	—	(215)	—	—	—	(12,602)	(12,817)
Equity issued pursuant to incentive compensation plan	—	2,350,082	68,414	—	—	—	—	68,414
Common units issued, net of offering costs	288	13,441,135	286,848	—	—	—	—	287,136
Allocation of value to beneficial conversion feature of Class A convertible preferred units	—	—	131,534	—	—	—	—	131,534
Issuance of warrants	—	—	48,550	—	—	—	—	48,550
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(8,999)	—	—	—	—	(8,999)
Transfer of redeemable noncontrolling interest	—	—	—	—	—	—	(3,072)	(3,072)
Net income	232	—	136,810	—	—	—	6,832	143,874
Other comprehensive loss	—	—	—	—	—	(1,671)	—	(1,671)
BALANCES AT MARCH 31, 2017	$(50,529)	120,179,407	$2,192,413	—	$—	$(1,828)	$26,746	$2,166,802

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in Thousands)

	Year Ended March 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$143,874	$(187,097)	$50,193
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	237,795	249,211	210,475
Gain on early extinguishment or revaluation of liabilities, net	(18,010)	(111,205)	(12,264)
Gain on termination of a storage sublease agreement	(16,205)	—	—
Non-cash equity-based compensation expense	53,102	51,565	32,767
(Gain) loss on disposal or impairment of assets, net	(209,177)	320,766	41,184
Provision for doubtful accounts	1,029	5,628	4,105
Net adjustments to fair value of commodity derivatives	56,356	(103,223)	(219,421)
Equity in earnings of unconsolidated entities	(3,084)	(16,121)	(12,103)
Distributions of earnings from unconsolidated entities	3,564	17,404	12,539
Revaluation of investments	14,365	—	—
Other	(5,036)	(5,854)	(577)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(269,425)	505,540	41,395
Inventories	(192,190)	74,686	243,292
Other current and noncurrent assets	(53,173)	10,572	(34,505)
Accounts payable-trade and affiliates	239,047	(439,709)	(53,086)
Other current and noncurrent liabilities	(9,656)	(20,668)	(41,603)
Net cash (used in) provided by operating activities	(26,824)	351,495	262,391
INVESTING ACTIVITIES:
Capital expenditures	(363,871)	(661,885)	(227,978)
Purchase of equity interest in Grand Mesa Pipeline	—	—	(310,000)
Acquisitions, net of cash acquired	(122,832)	(234,652)	(960,922)
Cash flows from settlements of commodity derivatives	(37,442)	105,662	199,165
Proceeds from sales of assets	29,566	8,455	26,262
Proceeds from sale of TLP common units	112,370	—	—
Proceeds from sale of Grassland	22,000	—	—
Proceeds from sale of general partner interest in TLP, net	—	343,135	—
Investments in unconsolidated entities	(2,105)	(11,431)	(33,528)
Distributions of capital from unconsolidated entities	9,692	15,792	10,823
Loan for natural gas liquids facility	—	(3,913)	(63,518)
Payments on loan for natural gas liquids facility	8,916	7,618	1,625
Loan to affiliate	(3,200)	(15,621)	(8,154)
Payments on loan to affiliate	655	1,513	—
Payment to terminate development agreement	(16,875)	—	—
Other	—	—	4
Net cash used in investing activities	(363,126)	(445,327)	(1,366,221)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	1,700,000	2,602,500	3,764,500
Payments on revolving credit facilities	(2,733,500)	(2,133,000)	(3,280,000)
Issuance of senior notes	1,200,000	—	400,000
Repurchases of senior notes	(21,193)	(43,421)	—
Proceeds from borrowings under other long-term debt	—	53,223	—
Payments on other long-term debt	(49,786)	(5,087)	(6,688)
Debt issuance costs	(33,558)	(10,237)	(11,076)
Contributions from general partner	49	54	823

Contributions from noncontrolling interest owners, net	672	11,547	9,433
Distributions to partners	(181,581)	(322,007)	(242,595)
Distributions to noncontrolling interest owners	(3,292)	(35,720)	(27,147)
Proceeds from sale of convertible preferred units and warrants, net of offering costs	234,975	—	—
Proceeds from sale of common units, net of offering costs	287,136	—	541,128
Payments for the early extinguishment of liabilities	(25,884)	—	—
Taxes paid on behalf of equity incentive plan participants	—	(19,395)	(13,491)
Common unit repurchases	—	(17,680)	—
Other	—	(72)	(194)
Net cash provided by financing activities	374,038	80,705	1,134,693
Net (decrease) increase in cash and cash equivalents	(15,912)	(13,127)	30,863
Cash and cash equivalents, beginning of period	28,176	41,303	10,440
Cash and cash equivalents, end of period	$12,264	$28,176	$41,303
Supplemental cash flow information:
Cash interest paid	$117,912	$117,185	$90,556
Income taxes paid (net of income tax refunds)	$2,022	$2,300	$22,816
Supplemental non-cash investing and financing activities:
Value of common units issued in business combinations	$3,940	$19,108	$259,937
Accrued capital expenditures	$1,758	$1,907	$7,999

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At March 31, 2017 and 2016, and for the Years Ended March 31, 2017, 2016, and 2015

Note 1—Nature of Operations and Organization

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. On May 17, 2011, we completed our initial public offering (“IPO”). Subsequent to our IPO, we significantly expanded our operations through numerous acquisitions as discussed in Note 4. At March 31, 2017, our operations include:

•
Our Crude Oil Logistics segment purchases crude oil from producers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs.

•
Our Water Solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms and drilling fluids and performs truck and frac tank washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services.

•
Our Liquids segment supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada using its leased underground storage and fleet of leased railcars, markets regionally through its 21 owned terminals throughout the United States, and provides terminaling and storage services at its salt dome storage facility in Utah.

•
Our Retail Propane segment sells propane, distillates, equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain resellers in 30 states and the District of Columbia.

•
Our Refined Products and Renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedules them for delivery at various locations throughout the country.

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

Critical estimates we make in the preparation of our consolidated financial statements include, among others, determining the fair value of assets and liabilities acquired in business combinations, the collectibility of accounts receivable, the recoverability of inventories, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the impairment of assets, the fair value of asset retirement obligations, the value of equity-based compensation, and accruals for environmental matters. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

•
Level 2: Inputs (other than quoted prices included within Level 1) that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and forward commodity contracts. We determine the fair value of all of our derivative financial instruments utilizing pricing models for similar instruments. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

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

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined and renewables products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions.

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

The tariffs we charge for our pipeline transportation systems are primarily regulated by the Federal Energy Regulatory Commission. Our tariffs include provisions which allow us to deduct from our customer’s inventory a small percentage of the products our customers transport on our pipeline systems. We refer to these product quantities as pipeline loss allowance. We receive pipeline loss allowances from our customers as consideration for product losses during the transportation of their crude oil within our pipeline system. Our customers are guaranteed delivery of the amount of their injected volumes, net of pipeline loss allowance, irrespective of what our actual product losses may be during the delivery process.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. We include amounts billed to customers for shipping and handling costs within revenues in our consolidated statements of operations. We enter into certain contracts whereby we agree to purchase product from a counterparty and sell the same volume of product to the same counterparty at a different location or time. When such agreements are entered into at the same time and in contemplation of each other, we record the revenues for these transactions net of cost of sales.

Revenues during the years ended March 31, 2017, 2016 and 2015 include $4.9 million, $5.8 million and $0.7 million, respectively, associated with the amortization of a liability recorded in the acquisition accounting for an acquired business related to certain out-of-market revenue contracts.

Cost of Sales

We include all costs we incur to acquire products, including the costs of purchasing, terminaling, and transporting inventory, prior to delivery to our customers, in cost of sales. Cost of sales excludes depreciation of our property, plant and equipment. Cost of sales includes amortization of certain contract-based intangible assets of $6.8 million, $6.7 million, and $7.8 million during the years ended March 31, 2017, 2016, and 2015, respectively.

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

Accounts Receivable and Concentration of Credit Risk

We operate in the United States and Canada. We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions. The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts, which assessment considers the overall creditworthiness of customers and any specific disputes. Accounts receivable are considered past due or delinquent based on contractual terms. We write off accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted.

We execute netting agreements with certain customers to mitigate our credit risk. Receivables and payables are reflected at a net balance to the extent a netting agreement is in place and we intend to settle on a net basis.

Our accounts receivable consist of the following at the dates indicated:

	March 31, 2017		March 31, 2016
Segment	Gross Receivable	Allowance for Doubtful Accounts	Gross Receivable	Allowance for Doubtful Accounts
	(in thousands)
Crude Oil Logistics	$345,049	$3	$175,341	$8
Water Solutions	34,335	2,789	34,952	4,514
Liquids	94,390	293	73,478	505
Retail Propane	46,329	1,280	31,583	965
Refined Products and Renewables	285,664	869	211,259	936
Corporate and Other	74	—	1,329	—
Total	$805,841	$5,234	$527,942	$6,928

Changes in the allowance for doubtful accounts are as follows for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Allowance for doubtful accounts, beginning of period	$6,928	$4,367	$2,822
Provision for doubtful accounts	1,029	5,628	4,105
Write off of uncollectible accounts	(2,723)	(3,067)	(2,560)
Allowance for doubtful accounts, end of period	$5,234	$6,928	$4,367

We did not have any customers that represented over 10% of consolidated revenues for fiscal years 2017, 2016 and 2015.

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

Inventories consist of the following at the dates indicated:

	March 31,
	2017	2016
	(in thousands)
Crude oil	$146,857	$84,030
Natural gas liquids:
Propane	38,631	28,639
Butane	5,992	8,461
Other	6,035	6,011
Refined products:
Gasoline	193,051	80,569
Diesel	98,237	99,398
Renewables
Ethanol	42,009	40,505
Biodiesel	21,410	11,953
Other	9,210	8,240
Total	$561,432	$367,806

Investments in Unconsolidated Entities

Investments we cannot control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting. Under the equity method, we do not report the individual assets and liabilities of these entities on our consolidated balance sheets; instead, our ownership interests are reported within investments in unconsolidated entities on our consolidated balance sheets. Under the equity method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions paid, and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the historical net book value of the net assets of the investee. We use the cumulative earnings approach to classify distributions received from unconsolidated entities as either operating activities or investing activities in our consolidated statements of cash flows.

On April 1, 2016, we sold all of the TransMontaigne Partners L.P. (“TLP”) common units we owned to an affiliate of ArcLight Capital Partners (“ArcLight”) for approximately $112.4 million in cash and recorded a gain on disposal of $104.1 million during the year ended March 31, 2017. As discussed below, on February 1, 2016, we sold our general partner interest in TLP. As a result, on February 1, 2016, we deconsolidated TLP and began to account for our limited partner investment in TLP using the equity method of accounting. Our investment in TLP was included within investments in unconsolidated entities in our March 31, 2016 consolidated balance sheet. As TLP was previously a consolidated entity, our consolidated statement of operations for the year ended March 31, 2016 included ten months of TLP’s operations and income attributable to the noncontrolling interests of TLP, and two months of our equity in earnings of TLP, the period after the deconsolidation. Also, as part of the deconsolidation of TLP, our previous investments in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), which owns a refined products storage facility, and Frontera Brownsville LLC (“Frontera”) are no longer disclosed as investments in unconsolidated entities.

Our investments in unconsolidated entities consist of the following at the dates indicated:

		Ownership	Date Acquired	March 31,
Entity	Segment	Interest (1)	or Formed	2017	2016
				(in thousands)
Glass Mountain Pipeline, LLC (2)	Crude Oil Logistics	50%	December 2013	$172,098	$179,594
E Energy Adams, LLC	Refined Products and Renewables	19%	December 2013	12,952	12,570
Water treatment and disposal facility (3)	Water Solutions	50%	August 2015	2,147	2,238
Victory Propane, LLC	Retail Propane	50%	April 2015	226	972
TLP (4)	Refined Products and Renewables	0%	July 2014	—	8,301
Grassland Water Solutions, LLC (5)	Water Solutions	0%	June 2014	—	15,875
Total				$187,423	$219,550

(1)	Ownership interest percentages are at March 31, 2017.

(2)
When we acquired Gavilon, LLC (“Gavilon Energy”), we recorded the investment in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a crude oil pipeline in Oklahoma, at fair value. Our investment in Glass Mountain exceeds our proportionate share of the historical net book value of Glass Mountain’s net assets by $72.5 million at March 31, 2017. This difference relates primarily to goodwill and customer relationships. We amortize the value of the customer relationships and record the expense within equity in earnings of unconsolidated entities in the consolidated statement of operations.

(3)	This is an investment in an unincorporated joint venture.

(4)	On April 1, 2016, we sold all of the TLP common units we owned.

(5)
On June 3, 2016, we acquired the remaining 65% ownership interest in Grassland Water Solutions, LLC (“Grassland”), and as a result, Grassland was consolidated in our consolidated financial statements (see Note 4). On November 29, 2016, we sold Grassland.

The following table summarizes the cumulative earnings (loss) from our unconsolidated entities and cumulative distributions received from our unconsolidated entities at March 31, 2017:

Entity	Cumulative Earnings (Loss) From Unconsolidated Entities	Cumulative Distributions Received From Unconsolidated Entities
	(in thousands)
Glass Mountain	$8,794	$34,404
E Energy Adams, LLC	$8,409	$9,094
Water treatment and disposal facility	$(1)	$142
Victory Propane, LLC	$(1,274)	$—

Summarized financial information of our unconsolidated entities is as follows for the dates and periods indicated:

Balance sheets:

	Current Assets		Noncurrent Assets		Current Liabilities		Noncurrent Liabilities
	March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)
Glass Mountain	$7,450	$7,248	$192,903	$204,020	$1,225	$1,268	$9	$24
E Energy Adams, LLC	$20,159	$34,477	$94,115	$90,310	$19,204	$14,616	$13,533	$30,730
Water treatment and disposal facility	$207	$91	$4,082	$4,476	$24	$124	$—	$—
Victory Propane, LLC	$734	$700	$3,605	$2,248	$311	$555	$3,577	$449
TLP	$—	$10,419	$—	$652,309	$—	$18,812	$—	$267,373
Grassland	$—	$2,589	$—	$28,150	$—	$2,923	$—	$20,746

Statements of operations:

	Revenues			Cost of Sales			Net Income (Loss)
	March 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in thousands)
Glass Mountain	$32,622	$35,978	$37,539	$1,797	$1,943	$2,771	$7,219	$11,227	$12,345
E Energy Adams, LLC	$145,181	$129,533	$159,148	$112,519	$105,161	$117,222	$12,661	$5,796	$24,607
Water treatment and disposal facility	$1,739	$777	$—	$—	$—	$—	$(86)	$85	$—
Victory Propane, LLC	$3,070	$715	$—	$1,580	$321	$—	$(1,493)	$(1,056)	$—
TLP	$—	$28,258	$—	$—	$—	$—	$—	$6,083	$—
BOSTCO	$—	$60,420	$45,067	$—	$—	$—	$—	$21,987	$11,074
Frontera	$—	$14,114	$10,643	$—	$—	$—	$—	$4,091	$1,352
Grassland	$1,090	$4,062	$8,326	$—	$—	$—	$(332)	$(1,618)	$(104)

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2017	2016
	(in thousands)
Loan receivable (1)	$40,684	$49,827
Line fill (2)	30,628	35,060
Tank bottoms (3)	42,044	42,044
Other	126,248	49,108
Total	$239,604	$176,039

(1)	Represents a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Represents minimum volumes of crude oil we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2017 and 2016, line fill consisted of 427,193 barrels and 487,104 barrels of crude oil, respectively.

(3)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At March 31, 2017 and 2016, tank bottoms held in third party terminals consisted of 366,212 barrels and 366,212 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2017	2016
	(in thousands)
Accrued compensation and benefits	$22,227	$40,517
Excise and other tax liabilities	64,051	59,455
Derivative liabilities	27,622	28,612
Accrued interest	44,418	20,543
Product exchange liabilities	1,693	5,843
Deferred gain on sale of general partner interest in TLP	30,113	30,113
Other	17,001	29,343
Total	$207,125	$214,426

Sale of General Partner Interest in TLP

As previously reported, on February 1, 2016, we sold our general partner interest in TLP to ArcLight for $350 million in cash and recorded a gain on disposal of $329.9 million during the three months ended March 31, 2016. As part of this transaction, we entered into lease agreements whereby we will remain the long-term exclusive tenant in the TLP Southeast terminal system. As a result of entering into these leases, we deferred $204.6 million of the gain on the sale and will recognize this amount over our future lease payment obligations, which is approximately seven years. During the years ended March 31, 2017 and 2016, we recognized $30.1 million and $5.0 million, respectively, of the deferred gain in our consolidated statements of operations. Expected amortization of the remaining deferred gain is as follows (in thousands):

Year Ending March 31,
2018	$30,113
2019	30,113
2020	30,113
2021	29,593
2022	26,993
Thereafter	22,494
Total	$169,419

Within our consolidated balance sheet, the current portion of the deferred gain, $30.1 million, is recorded in accrued expenses and other payables and the long-term portion, $139.3 million, is recorded in other noncurrent liabilities. In addition, we retained TransMontaigne Product Services, LLC, including its marketing business, customer contracts and its line space on the Colonial and Plantation pipelines, which is a significant part of our Refined Products and Renewables segment.

Property, Plant and Equipment

We record property, plant and equipment at cost, less accumulated depreciation. Acquisitions and improvements are capitalized, and maintenance and repairs are expensed as incurred. As we dispose of assets, we remove the cost and related accumulated depreciation from the accounts, and any resulting gain or loss is included in (gain) loss on disposal or impairment of assets, net. We compute depreciation expense of our property, plant and equipment using the straight-line method over the estimated useful lives of the assets (see Note 5).

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including customer relationships, customer commitments, pipeline capacity rights, rights-of-way and easements, a water facility development agreement, executory contracts and other agreements, covenants not to compete, and trade names. In addition, we capitalize certain debt issuance costs associated with our revolving credit facilities. We amortize the majority of our intangible assets on a straight-line basis over the estimated useful lives of the assets (see Note 7). We amortize debt issuance costs over the terms of the related debt using a method that approximates the effective interest method.

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets (property, plant and equipment and amortizable intangible assets) for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the asset group. When we cease to use an acquired trade name, we test the trade name for impairment using the relief from royalty method and we begin amortizing the trade name over its estimated useful life as a defensive asset. See Note 5 and Note 7 for a further discussion of long-lived asset impairments recognized in the consolidated financial statements.

We evaluate equity method investments for impairment when we believe the current fair value may be less than the carrying amount and record an impairment if we believe the decline in value is other than temporary.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Business combinations are accounted for using the “acquisition method” (see Note 4). We expect that all of our goodwill at March 31, 2017 is deductible for income tax purposes.

Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment during the fourth quarter of our fiscal year, and more frequently if circumstances warrant.

To perform this assessment, we first consider qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit does not exceed its carrying amount, we calculate the fair value for the reporting unit and compare the amount to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered to be impaired and the goodwill balance is reduced by the difference between the fair value and carrying amount of the reporting unit.

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we used in the annual goodwill impairment assessment included market participant considerations and future forecasted operating results. Changes in operating results and other assumptions could materially affect these estimates. See Note 6 for a further discussion and analysis of our goodwill impairment assessment.

Product Exchanges

Quantities of products receivable or returnable under exchange agreements are reported within prepaid expenses and other current assets and within accrued expenses and other payables in our consolidated balance sheets. We estimate the value of product exchange assets and liabilities based on the weighted-average cost basis of the inventory we have delivered or will deliver on the exchange, plus or minus location differentials.

Advance Payments Received from Customers

We record customer advances on product purchases as a current liability in our consolidated balance sheets.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and any distributions that are paid. Noncontrolling interests are reported as a component of equity, unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in our consolidated balance sheet.

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

Also as discussed in Note 4, we made certain adjustments during the year ended March 31, 2017 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the year ended March 31, 2016.

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

Reclassifications

Certain line items in our consolidated statement of cash flows were combined and the prior period amounts were combined to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of cash flows from operating, investing and financing activities in the consolidated statement of cash flows.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other.” The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Rather, we will be required to perform our annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. In the event the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge for the excess will be recorded (not exceeding the recorded amount of the reporting unit’s goodwill). The ASU is effective for the Partnership beginning April 1, 2020, and requires a prospective method of adoption, although early adoption is permitted for annual goodwill impairment tests performed on testing dates on or after January 1, 2017. We adopted this ASU effective January 1, 2017 and the adoption did not have any impact on our goodwill impairment assessment performed as of January 1, 2017 (see Note 6).

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations.” The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether acquisition transactions should be accounted for as an asset acquisition or a business combination. The ASU is effective for the Partnership beginning April 1, 2018, and requires a prospective method of adoption, although early adoption is permitted for periods in which financial statements have not been issued. We adopted this ASU effective January 1, 2017 and applied this guidance to all acquisition transactions made after January 1, 2017 (see Note 4).

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses.” The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected, which would include accounts receivable. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The ASU is effective for the Partnership beginning April 1, 2020, and requires a modified retrospective method of adoption, although early adoption is permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the classification of awards as either equity or liabilities, classification of certain related payments on the statement of cash flows and allowing entities to make a policy decision to either estimate forfeitures each period, as currently required, or to account for forfeitures as they occur. The ASU is effective for interim and annual periods beginning after December 15, 2016. We adopted this ASU effective April 1, 2017 and elected to account for forfeitures as they occur, utilizing the modified retrospective method of adoption. The adoption did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The ASU will replace previous lease accounting guidance in GAAP. The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The ASU retains a distinction between finance leases and operating leases. The ASU is effective for the Partnership beginning April 1, 2019, and requires a modified retrospective method of adoption. We are currently in the process of compiling a database of leases and analyzing each lease to assess the impact under this ASU on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The ASU requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. We adopted this ASU effective April 1, 2017. The adoption did not have a material impact on our consolidated financial statements.

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

We are in the process of evaluating our revenue contracts by segment and type to determine the potential impact of adopting this ASU. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts may be impacted by the adoption of this ASU; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our consolidated financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under this ASU. We continue to monitor additional authoritative or interpretive guidance related to this ASU as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us. We currently anticipate utilizing a modified retrospective adoption as of April 1, 2018.

Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average units outstanding for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
Weighted average units outstanding during the period:
Common units - Basic	108,091,486	104,838,886	86,359,300
Effect of Dilutive Securities:
Performance units	173,087	—	—
Warrants	3,586,048	—	—
Common units - Diluted	111,850,621	104,838,886	86,359,300

For the year ended March 31, 2017, the Preferred Units (as defined herein) were considered antidilutive and for the years ended March 31 2017, 2016 and 2015, the Service Awards (as defined herein) were considered antidilutive.

Our income (loss) per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
	(in thousands, except unit and per unit amounts)
Net income (loss)	$143,874	$(187,097)	$50,193
Less: Net income attributable to noncontrolling interests	(6,832)	(11,832)	(12,887)
Net income (loss) attributable to NGL Energy Partners LP	137,042	(198,929)	37,306
Less: Distributions to preferred unitholders	(30,142)	—	—
Less: Net income allocated to general partner (1)	(232)	(47,620)	(45,700)
Less: Net loss allocated to subordinated unitholders (2)	—	—	3,915
Net income (loss) allocated to common unitholders (basic and diluted)	$106,668	$(246,549)	$(4,479)
Basic income (loss) per common unit	$0.99	$(2.35)	$(0.05)
Diluted income (loss) per common unit	$0.95	$(2.35)	$(0.05)
Basic weighted average common units outstanding	108,091,486	104,838,886	86,359,300
Diluted weighted average common units outstanding	111,850,621	104,838,886	86,359,300

(1)	Net income allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights, which are described in Note 11.

(2)
All outstanding subordinated units converted to common units in August 2014. Since the subordinated units did not share in the distribution of cash generated after June 30, 2014, we did not allocate any income or loss after that date to the subordinated unitholders.

During the three months ended June 30, 2014, 5,919,346 subordinated units were outstanding and the loss per subordinated unit was $0.68.

Note 4—Acquisitions

The following summarizes our business combinations made during the year ended March 31, 2017:

Water Solutions Facilities

During the year ended March 31, 2017, we acquired three water solutions facilities and paid $26.9 million of cash. In addition, we have recorded contingent consideration liabilities within accrued expenses and other payables and other noncurrent liabilities in our consolidated balance sheet related to future royalty payments due to the sellers of one of these facilities. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per disposal barrel and percentage of oil revenues, multiplied by the expected disposal volumes and oil revenue for the expected useful life of the facility and disposal well. This amount was then discounted to present value using our weighted average cost of capital plus a premium representative of the uncertainty associated with the expected disposal volumes and oil revenue. As of the acquisition date, we recorded a contingent liability of $2.6 million.

We assumed a land lease with a royalty component as part of the acquisition of one of the facilities. The acquisition method of accounting requires that executory contracts with unfavorable terms relative to market conditions at the acquisition date be recorded as liabilities in the acquisition accounting. We recorded a liability to other noncurrent liabilities of $2.8 million related to this lease due to the royalty terms being deemed unfavorable. We will amortize this liability based on the volumes processed by the facility.

During the year ended March 31, 2017, we completed the acquisition accounting for one of these water solutions facilities. The following table summarizes the final calculation of the fair values of the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$4,436
Goodwill	8,188
Current liabilities	(280)
Other noncurrent liabilities	(2,344)
Fair value of net assets acquired	$10,000

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed for the other two water solutions facilities, and as a result, the estimates of fair value at March 31, 2017 are subject to change. The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$14,315
Goodwill	1,615
Intangible assets	3,878
Current liabilities	(34)
Other noncurrent liabilities	(2,878)
Fair value of net assets acquired	$16,896

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to expand the number of our disposal sites in an oilfield production basin currently serviced by us, thereby enhancing our competitive position as a provider of disposal services in this oilfield production basin. We expect that all of the goodwill will be deductible for federal income tax purposes.

The operations of these water solutions facilities have been included in our consolidated statement of operations since their acquisition date. Our consolidated statement of operations for the year ended March 31, 2017 includes revenues of $6.2 million and operating income of $2.7 million that were generated by the operations of these water solutions facilities.

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

Water Pipeline Company

As discussed below, on January 7, 2016, we acquired a 57.125% interest in an existing produced water pipeline company operating in the Delaware Basin portion of West Texas. On June 3, 2016, we acquired an additional 24.5% interest in this water pipeline company as part of the purchase and sale agreement discussed in Note 16. As we control this entity (and continue to retain our controlling financial interest), the acquisition of the additional interest was accounted for as an equity transaction, no gain or loss was recorded and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. As of the date of the transaction, the 24.5% interest had a carrying value of $5.2 million.

Grassland

On June 3, 2016, we acquired the remaining 65% ownership interest in Grassland (see Note 2). In exchange for this additional interest, we paid $1.0 million of cash and assumed an outstanding note payable, which relates to money Grassland previously borrowed from us. Prior to the completion of this transaction, we accounted for our previously held 35% ownership interest in Grassland using the equity method of accounting (see Note 2). As we owned a controlling interest in Grassland, we revalued our previously held 35% ownership interest to fair value of $0.8 million and recorded a loss of $14.9 million, which is recorded within revaluation of investments in our consolidated statement of operations. As the amount paid (cash plus the fair value of our previously held ownership interest) was less than the fair value of the assets acquired and liabilities assumed, we recorded a bargain purchase gain of $0.6 million within revaluation of investments in our consolidated statement of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$1,713
Property, plant and equipment	8,874
Intangible assets	14,472
Current liabilities	(2,765)
Notes payable-affiliate	(19,900)
Fair value of net assets acquired	$2,394

On November 29, 2016, we sold Grassland. We received proceeds of $22.0 million and recorded a loss on the sale of $2.3 million within (gain) loss on disposal or impairment of assets, net in our consolidated statement of operations during the year ended March 31, 2017. The operations of Grassland have been included in our consolidated statement of operations for the period from June 3, 2016 to November 29, 2016. Our consolidated statement of operations for the year ended March 31, 2017 includes revenues of $6.1 million and operating income of $5.1 million that were generated by the operations of Grassland.

Retail Propane Businesses

During the year ended March 31, 2017, we acquired four retail propane businesses and paid $80.6 million of cash and issued 218,617 common units, valued at $3.9 million. The agreements for these acquisitions contemplate post-closing payments for certain working capital items.

During the year ended March 31, 2017, we completed the acquisition accounting for one of these retail propane businesses. The following table summarizes the final calculation of the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$153
Property, plant and equipment	933
Goodwill	159
Intangible assets	500
Current liabilities	(59)
Other noncurrent liabilities	(62)
Fair value of net assets acquired	$1,624

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed for the other three retail propane businesses, and as a result, the estimates of fair value at March 31, 2017 are subject to change. The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$2,825
Property, plant and equipment	38,047
Goodwill	2,896
Intangible assets	46,830
Current liabilities	(5,621)
Other noncurrent liabilities	(2,145)
Fair value of net assets acquired	$82,832

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to acquire the skilled workforce of each of the businesses acquired and the ability to expand into new markets. We expect that all of the goodwill will be deductible for federal income tax purposes.

The operations of these retail propane businesses have been included in our consolidated statement of operations since their acquisition date. Our consolidated statement of operations for the year ended March 31, 2017 includes revenues of $33.9 million and operating income of $4.8 million that were generated by the operations of three of these retail propane businesses. The revenues and operating income of the fourth retail propane business acquisition are not considered material and have been included with existing businesses.

The following summarizes our significant asset acquisitions made during the year ended March 31, 2017:

Natural Gas Liquids Facilities

On January 9, 2017, we acquired a natural gas liquids terminal that supports refined products blending in Port Hudson, Louisiana, and a natural gas liquids and condensate facility in Kingfisher, Oklahoma and paid $50.6 million of cash.

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in this acquisition, and as a result, the estimates of fair value at March 31, 2017 are subject to change. The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$27,725
Land	637
Intangible assets	22,245
Fair value of net assets acquired	$50,607

The following summarizes certain adjustments made during the year ended March 31, 2017 to the preliminary purchase price allocation of acquisitions made prior to April 1, 2016:

Water Pipeline Company

During the year ended March 31, 2017, we finalized the purchase price accounting for the 57.125% interest acquired in a water pipeline company on January 7, 2016. The following table summarizes adjustments made to the preliminary estimates as well as the final amounts of the fair values of the assets acquired and liabilities assumed (in thousands):

	Final At March 31, 2017	Estimated At March 31, 2016	Change
Property, plant and equipment (1)	$11,066	$12,208	$(1,142)
Goodwill (2)	$5,866	$5,561	$305
Intangible assets (1)	$7,492	$6,350	$1,142
Current liabilities (3)	$(1,152)	$(1,000)	$(152)
Other noncurrent liabilities (2)(3)	$(2,753)	$(2,600)	$(153)

(1)
During the year ended March 31, 2017, we recorded an adjustment to reclassify property, plant and equipment to intangible assets, in order to present the fair value of the acquired rights-of-way as a finite-lived asset, which is consistent with our historical accounting policies.

(2)	During the year ended March 31, 2017, we recorded an adjustment to other noncurrent liabilities and goodwill to recognize an asset retirement obligation.

(3)	During the year ended March 31, 2017, we recorded an adjustment to reclassify other noncurrent liabilities to current liabilities for the current portion of a contingent consideration liability.

In addition, we paid $1.0 million in cash to the seller during the year ended March 31, 2017 for consideration that was held back at the acquisition date, which we recorded as a liability within accrued expenses and other payables in our consolidated balance sheet. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the year ended March 31, 2017.

Delaware Basin Water Solutions Facilities

During the year ended March 31, 2017, we finalized the purchase price accounting for the four saltwater disposal facilities and a 50% interest in an additional saltwater disposal facility in the Delaware Basin of the Permian Basin in Texas we acquired on August 24, 2015. There were no adjustments to the fair value of assets acquired and liabilities assumed during the year ended March 31, 2017.

Water Solutions Facilities

During the year ended March 31, 2017, we finalized the purchase price accounting for ten water facilities acquired under the development agreement during the year ended March 31, 2016. During the year ended March 31, 2017, we received additional information and recorded an adjustment of $1.4 million to property, plant and equipment and goodwill to recognize the fair value of additional assets that we acquired. In addition, we paid $1.0 million in cash to the seller during the year ended March 31, 2017 for consideration that was held back at the acquisition date, which we recorded as a liability within accrued expenses and other payables in our consolidated balance sheet. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the year ended March 31, 2017.

Retail Propane Businesses

During the year ended March 31, 2017, we finalized the purchase price accounting for six retail propane businesses we acquired during the year ended March 31, 2016. During the year ended March 31, 2017, we received additional information and recorded an adjustment of $0.1 million to working capital, property, plant and equipment and goodwill to recognize the fair value of additional assets that we acquired. In addition, we paid $1.1 million in cash to the sellers during the year ended March 31, 2017 for consideration that was held back at the acquisition date, which we recorded as a liability within accrued expenses and other payables in our consolidated balance sheet.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated	March 31,
Description	Useful Lives	2017	2016
		(in thousands)
Natural gas liquids terminal and storage assets	2-30 years	$207,825	$169,758
Pipeline and related facilities	30-40 years	248,582	—
Refined products terminal assets and equipment	20 years	6,736	6,844
Retail propane equipment	2-30 years	239,417	201,312
Vehicles and railcars	3-25 years	198,480	185,547
Water treatment facilities and equipment	3-30 years	557,100	508,239
Crude oil tanks and related equipment	2-40 years	203,003	137,894
Barges and towboats	5-40 years	91,037	86,731
Information technology equipment	3-7 years	43,880	38,653
Buildings and leasehold improvements	3-40 years	161,957	118,885
Land		56,545	47,114
Tank bottoms and line fill (1)		24,462	20,355
Other	3-30 years	39,132	11,699
Construction in progress		87,711	383,032
		2,165,867	1,916,063
Accumulated depreciation		(375,594)	(266,491)
Net property, plant and equipment		$1,790,273	$1,649,572

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Depreciation expense	$119,707	$136,938	$105,687
Capitalized interest expense	$6,887	$4,012	$113

We record losses (gains) from the sales of property, plant and equipment and any write-downs in value due to impairment within (gain) loss on disposal or impairment of assets, net in our consolidated statement of operations. The following table summarizes the losses (gains) on the disposal or impairment of property, plant and equipment, by segment, for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Crude Oil Logistics (1)	$8,124	$54,952	$3,759
Water Solutions	7,169	1,485	5,707
Liquids (2)	92	(2,992)	21,590
Retail Propane	(287)	(137)	282
Refined Products and Renewables	91	3,080	—
Corporate	(1)	—	(136)
Total	$15,188	$56,388	$31,202

(1)
Amounts for the year ended March 31, 2017 primarily relate to losses from the sale of certain assets, including excess pipe. Amounts for the year ended March 31, 2016 primarily relate to the write-down of pipe we no longer expected to use in our originally planned pipeline from Colorado to Oklahoma.

(2)	Amounts for the year ended March 31, 2015 primarily relate to the sale of a natural gas liquid terminal.

Note 6—Goodwill

The following table summarizes changes in goodwill by segment for the periods indicated (in thousands):

	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2015	$579,846	$523,790	$266,046	$122,382	$66,169	$1,558,233
Acquisitions (Note 4)	—	147,322	—	5,046	—	152,368
Disposals (Note 2)	—	—	—	—	(15,042)	(15,042)
Initial impairment estimate	—	(380,197)	—	—	—	(380,197)
Balances at March 31, 2016	579,846	290,915	266,046	127,428	51,127	1,315,362
Revisions to acquisition accounting (Note 4)	—	(1,110)	—	(56)	—	(1,166)
Acquisitions (Note 4)	—	9,803	—	3,055	—	12,858
Adjustment to initial impairment estimate	—	124,662	—	—	—	124,662
Balances at March 31, 2017	$579,846	$424,270	$266,046	$130,427	$51,127	$1,451,716

Fiscal Year 2017 Goodwill Impairment Assessment

We performed a qualitative assessment as of January 1, 2017 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of these reporting units was more likely than not greater than the carrying value of the reporting units.

Fiscal Year 2016 Goodwill Impairment Assessment

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

As a result of the continued decline in crude oil production, its continued adverse impact on our Water Solutions reporting unit and the completion of our annual budget process we decided to test the goodwill within our Water Solutions reporting unit for impairment as of March 31, 2016 as it was more likely than not that the fair value of our Water Solutions reporting unit was less than the carrying amount. Similar to the testing performed as of December 31, 2015, fair value of the Water Solutions reporting unit was based on the income approach, which utilizes the present value of cash flows to estimate the fair value. We utilized the same pricing, expense and discount rate assumptions in our current model as described above but adjusted our expected water volumes and percentage recovered hydrocarbons to match what we have budgeted for our fiscal year 2017. Volumes budgeted for fiscal year 2017 were heavily influenced by the reporting unit’s fourth quarter 2017 operating results. We utilized the same assumptions related to anticipated volume growth as above. The discounted cash flow results indicated that the estimated fair value of our Water Solutions reporting unit was less than its carrying value by approximately 11% at March 31, 2016.

During the year ended March 31, 2016, we recorded an estimated goodwill impairment charge of $380.2 million, which was recorded within (gain) loss on disposal or impairment of assets, net in our consolidated statements of operations. This was an initial estimate pending the completion of valuation work being performed for us by a third party valuation firm. At March 31, 2016, our Water Solutions reporting units had a goodwill balance of $290.9 million.

During the three months ended June 30, 2016, we finalized our goodwill impairment analysis, with the assistance of a third party valuation firm. As a result of finalizing our analysis, we determined that we needed to reverse $124.7 million of the previously recorded goodwill impairment estimate recorded during the year ended March 31, 2016. The adjustment was due primarily to the change in the fair value of our customer relationship intangible assets. With the assistance of the third party valuation firm, inputs such as revenue growth rates and attrition rates related to existing customers were refined to better correlate with our historical revenue growth and attrition rates of our existing customers in our Water Solutions reporting unit. This change resulted in a lower fair value allocated to customer relationships and higher value to goodwill than in our preliminary calculation. We recorded the adjustment within (gain) loss on disposal or impairment of assets, net in our consolidated statement of operations. At June 30, 2016, our Water Solutions reporting units had a goodwill balance of $423.7 million.

For our other reporting units, we performed a qualitative assessment as of January 1, 2016 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of these reporting units was more likely than not greater than the carrying value of the reporting units.

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		March 31, 2017			March 31, 2016
Description	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Amortizable:
Customer relationships	3-20 years	$906,782	$316,242	$590,540	$852,118	$233,838	$618,280
Customer commitments	10 years	310,000	12,917	297,083	—	—	—
Pipeline capacity rights	30 years	161,785	11,652	150,133	119,636	6,559	113,077
Rights-of-way and easements	1-40 years	63,402	2,154	61,248	—	—	—
Water facility development agreement	5 years	—	—	—	14,000	7,700	6,300
Executory contracts and other agreements	3-30 years	29,036	20,457	8,579	23,920	21,075	2,845
Non-compete agreements	2-32 years	32,984	17,762	15,222	20,903	13,564	7,339
Trade names	1-10 years	15,439	13,396	2,043	15,439	12,034	3,405
Debt issuance costs (1)	5 years	38,983	20,025	18,958	39,942	22,108	17,834
Total amortizable		1,558,411	414,605	1,143,806	1,085,958	316,878	769,080
Non-amortizable:
Customer commitments (2)		—	—	—	310,000	—	310,000
Rights-of-way and easements (2)		—	—	—	47,190	—	47,190
Trade names		20,150	—	20,150	22,620	—	22,620
Total non-amortizable		20,150	—	20,150	379,810	—	379,810
Total		$1,578,561	$414,605	$1,163,956	$1,465,768	$316,878	$1,148,890

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt. We incurred $9.7 million in debt issuance costs related to the February 2017 amendment and restatement of our Credit Agreement (as defined herein).

(2)	Amounts moved to the amortizable section above due to the related assets being placed in service during the year ended March 31, 2017.

The weighted-average remaining amortization period for intangible assets is approximately 12 years.

Write off of Intangible Assets

In connection with the amendment and restatement of our Credit Agreement (as defined herein) in February 2017, we wrote off $4.5 million of deferred debt issuance costs (see Note 8). This loss is reported within gain on early extinguishment of liabilities, net in our consolidated statement of operations. During the year ended March 31, 2017, we wrote-off $5.2 million related to the value of an indefinite-lived trade name intangible asset in conjunction with finalizing our goodwill impairment analysis (see Note 6). In addition, as a result of terminating the development agreement in the Water Solutions segment in June 2016 (see Note 16), we incurred a loss of $5.8 million to write off the water facility development agreement. These two losses are reported within (gain) loss on disposal or impairment of assets, net in our consolidated statement of operations.

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2017	2016	2015
	(in thousands)
Depreciation and amortization	$103,498	$91,986	$88,262
Cost of sales	6,828	6,700	7,767
Interest expense	4,471	8,942	5,722
Total	$114,797	$107,628	$101,751

Expected amortization of our intangible assets is as follows (in thousands):

Year Ending March 31,
2018	$135,472
2019	128,482
2020	124,822
2021	111,714
2022	96,814
Thereafter	546,502
Total	$1,143,806

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2017			March 31, 2016
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$—	$—	$—	$1,229,500	$—	$1,229,500
Working capital borrowings	814,500	—	814,500	618,500	—	618,500
Senior secured notes	250,000	(4,559)	245,441	250,000	(3,166)	246,834
Senior notes
5.125% Notes due 2019	379,458	(3,191)	376,267	388,467	(4,681)	383,786
6.875% Notes due 2021	367,048	(5,812)	361,236	388,289	(7,545)	380,744
7.500% Notes due 2023	700,000	(11,329)	688,671	—	—	—
6.125% Notes due 2025	500,000	(8,567)	491,433	—	—	—
Other long-term debt	15,525	—	15,525	61,488	(108)	61,380
	3,026,531	(33,458)	2,993,073	2,936,244	(15,500)	2,920,744
Less: Current maturities	29,590	—	29,590	7,907	—	7,907
Long-term debt	$2,996,941	$(33,458)	$2,963,483	$2,928,337	$(15,500)	$2,912,837

(1)	Debt issuance costs related to the Revolving Credit Facility (as defined herein) are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to long-term debt in the table above was $3.3 million, $4.6 million and $3.0 million during the years ended March 31, 2017, 2016, and 2015.

Expected amortization of debt issuance costs is as follows (in thousands):

Year Ending March 31,
2018	$6,452
2019	6,310
2020	5,337
2021	4,937
2022	4,355
Thereafter	6,067
Total	$33,458

Credit Agreement

In February 2017, we amended and restated our credit agreement (the “Credit Agreement”) with a syndicate of banks, decreasing our initial borrowing capacity from $2.484 billion to $1.765 billion and extending the term of our facility to October 2021. The Credit Agreement includes a revolving credit facility to fund working capital needs (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). Our Revolving Credit Facility includes an “accordion” feature that allows us to increase the capacity by $300 million if new lenders wish to join the syndicate or if current lenders wish to increase their commitments and also allows us to reallocate amounts between the Expansion Capital Facility and Working Capital Facility. The amended facility also includes a new senior secured leverage ratio which cannot be greater than 3.5 to 1 as of the last day of the fiscal quarter. The deferred debt issuance costs associated with this amendment and restatement were $9.7 million and are recorded as part of our intangible assets (see Note 7). On March 31, 2017, we amended our Credit Agreement and reduced the maximum senior secured leverage ratio to 3.25 to 1.

The Expansion Capital Facility had a total capacity of $765.0 million for cash borrowings at March 31, 2017. At that date, we had no outstanding borrowings on the Expansion Capital Facility. The Working Capital Facility had a total capacity of $1.0 billion for cash borrowings and letters of credit at March 31, 2017. At that date, we had outstanding borrowings of $814.5 million and outstanding letters of credit of $89.2 million on the Working Capital Facility. Amounts outstanding for letters of credit are not recorded as long-term debt on our consolidated balance sheets, although they decrease our borrowing capacity under the Working Capital Facility. The capacity available under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement), which is calculated based on the value of certain working capital items at any point in time.

The commitments under the Credit Agreement expire on October 5, 2021. We have the right to prepay outstanding borrowings under the Credit Agreement without incurring any penalties, and prepayments of principal may be required if we enter into certain transactions to sell assets or obtain new borrowings.

All borrowings under the Credit Agreement bear interest, at our option, at either (i) an alternate base rate plus a margin of 0.50% to 1.75% per year or (ii) an adjusted LIBOR rate plus a margin of 1.50% to 2.75% per year. The applicable margin is determined based on our consolidated leverage ratio (as defined in the Credit Agreement). At March 31, 2017, the borrowings under the Credit Agreement had a weighted average interest rate of 3.72%, calculated as the weighted LIBOR rate of 0.97% plus a margin of 2.50% for the LIBOR and the prime rate of 4.00% plus a margin of 1.50% on alternate base rate borrowings. At March 31, 2017, the interest rate in effect on letters of credit was 2.50%. Commitment fees are charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

The Credit Agreement is secured by substantially all of our assets. The Credit Agreement specifies that our leverage ratio (as defined in the Credit Agreement) cannot be more than 4.75 to 1 at any quarter end. At March 31, 2017, our leverage ratio was approximately 4.65 to 1. The Credit Agreement also specifies that our interest coverage ratio (as defined in the Credit Agreement) cannot be less than 2.75 to 1 at any quarter end. At March 31, 2017, our interest coverage ratio was approximately 3.20 to 1. The Credit Agreement also specifies that our senior secured leverage ratio (as defined in the Credit Agreement) cannot be greater than 3.25 to 1. At March 31, 2017, our senior secured leverage ratio was approximately 0.54 to 1.

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

At March 31, 2017, we were in compliance with the covenants under the Credit Agreement.

Senior Secured Notes

On June 19, 2012, we entered into the Note Purchase Agreement (as amended, the “Senior Secured Notes Purchase Agreement”) whereby we issued $250.0 million of Senior Secured Notes in a private placement (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a fixed rate of 6.65% which is payable quarterly. The Senior Secured Notes are required to be repaid in semi-annual installments of $25.0 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022. We have the option to prepay outstanding principal, although we would incur a prepayment penalty. In December 2015, we amended the Senior Secured Notes Purchase Agreement to change the covenants to mirror the changes made to the covenants in our Credit Agreement. In addition, we agreed to pay an additional 0.5% per year in interest if our leverage ratio exceeds 4.25 to 1 plus an additional 0.5% if our leverage ratio exceeds 4.50 to 1. On March 31, 2017, we amended and restated our Senior Secured Notes Purchase Agreement with an effective date of December 31, 2016, which conforms to the amended terms of the Credit Agreement. The Senior Secured Notes are secured by substantially all of our assets and rank equal in priority with borrowings under the Credit Agreement.

The Senior Secured Notes Purchase Agreement contains various customary representations, warranties, and additional covenants that, among other things, limit our ability to (subject to certain exceptions): (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) create or permit restrictions on the ability of certain of our subsidiaries to pay dividends or make other distributions to us, (v) enter into transactions with affiliates, (vi) enter into sale and leaseback transactions and (vii) consolidate or merge or sell all or substantially all or any portion of our assets. In addition, the Senior Secured Notes Purchase Agreement contains similar leverage ratio and interest coverage ratio requirements to those of our Credit Agreement, which is described above.

The Senior Secured Notes Purchase Agreement provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal or interest, (ii) breach of certain covenants contained in the Senior Secured Notes Purchase Agreement, (iii) failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity if the total amount of such indebtedness unpaid or accelerated exceeds $10.0 million, (iv) the rendering of a judgment for the payment of money in excess of $10.0 million, (v) the failure of the Senior Secured Notes Purchase Agreement, or the guarantees by the subsidiary guarantors to be in full force and effect in all material respects and (vi) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), the trustee or the holders of at least 50.1% in aggregate principal amount of the then outstanding Senior Secured Notes of any series may declare all of the Senior Secured Notes of such series to be due and payable immediately.

At March 31, 2017, we were in compliance with the covenants under the Senior Secured Notes Purchase Agreement.

Senior Notes

The Senior Notes include, as defined below, the 2019 Notes, 2021 Notes, 2023 Notes, and the 2025 Notes (collectively, the “Senior Notes”).

Issuances

On October 16, 2013, we issued $450.0 million of 6.875% Senior Notes Due 2021 (the “2021 Notes”). Interest is payable on April 15 and October 15 of each year. We have the right to redeem the 2021 Notes before the maturity date, although we would be required to pay a premium for early redemption. The registration of the 2021 Notes became effective on January 13, 2015. The 2021 Notes mature on October 15, 2021. We have the right to redeem the 2021 Notes before the maturity date, although we would be required to pay a premium for early redemption.

On July 9, 2014, we issued $400.0 million of 5.125% Senior Notes Due 2019 (the “2019 Notes”). Interest is payable on January 15 and July 15 of each year. We have the right to redeem the 2019 Notes before the maturity date, although we would be required to pay a premium for early redemption. The registration of the 2019 Notes became effective January 13, 2015. The 2019 Notes mature on July 15, 2019. We have the right to redeem the 2019 Notes before the maturity date, although we would be required to pay a premium for early redemption.

On October 24, 2016, we issued $700.0 million of Senior Notes Due 2023 (the “2023 Notes”) in a private placement. The 2023 Notes bear interest at 7.50%, which is payable on May 1 and November 1 of each year, beginning on May 1, 2017. We received net proceeds of $687.9 million, after the initial purchasers’ discount of $10.5 million and offering costs of $1.6 million. The 2023 Notes mature on November 1, 2023.

We have the right to redeem all or a portion of the 2023 Notes at any time on or after November 1, 2019 at 100% of the principal amount of the 2023 Notes redeemed plus accrued and unpaid interest. Prior to November 1, 2019, we may redeem all or a portion of the 2023 Notes at a price equal to the “make whole price” specified in the indenture, plus accrued and unpaid interest.

On February 22, 2017, we issued $500.0 million of Senior Notes (the “2025 Notes”) in a private placement. The 2025 Notes bear interest at 6.125%, which is payable on March 1 and September 1 of each year, beginning on September 1, 2017. We received net proceeds of $491.3 million, after the initial purchasers’ discount of $7.5 million and offering costs of $1.2 million. The 2025 Notes mature on March 1, 2025.

We have the right to redeem all or a portion of the 2025 Notes at any time on or after March 1, 2020 at fixed redemption prices specified in the indenture, plus accrued and unpaid interest. Prior to March 1, 2020, we may redeem all or a portion of the 2025 Notes at a price equal to the “make whole price” specified in the indenture, plus accrued and unpaid interest.

The Partnership and NGL Energy Finance Corp. are co-issuers of the Senior Notes, and the obligations under the Senior Notes are fully and unconditionally guaranteed by certain of our existing and future restricted subsidiaries that incur or guarantee indebtedness under certain of our other indebtedness, including the Revolving Credit Facility. The indentures governing the Senior Notes contains various customary covenants, including, (i) pay distributions on, purchase or redeem our common equity or purchase or redeem our subordinated debt, (ii) incur or guarantee additional indebtedness or issue preferred units, (iii) create or incur certain liens, (iv) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us, (v) consolidate, merge or transfer all or substantially all of our assets, and (vi) engage in transactions with affiliates.

Our obligations under the Senior Notes may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) experiencing an event of default on certain other debt agreements, or (iii) certain events of bankruptcy or insolvency.

Registration Rights

In connection with the closing of the offering of the 2023 Notes and the 2025 Notes, the Partnership entered into registration rights agreements (the “Registration Rights Agreements”). Under the Registration Rights Agreements, the Partnership agreed to file registration statements with the Securities and Exchange Commission (“SEC”) so that holders can exchange the 2023 Notes and the 2025 Notes for registered notes that have substantially identical terms and evidence the same indebtedness as the 2023 Notes and the 2025 Notes. In addition, the subsidiary guarantors agreed to exchange the guarantees related to the 2023 Notes and 2025 Notes for registered guarantees having substantially the same terms as the original guarantees. The Partnership is obligated to use their commercially reasonable efforts to file exchange offer registration statements with respect to the exchange notes and the exchange guarantees and cause such exchange offer registration statements to become effective on or prior to 365 days after the closing of these offerings. If the Partnership fails to satisfy these obligations, it will be required to pay to the holders liquidated damages in an amount equal to 0.25% per year on the principal amount held by such holder during the 90-day period immediately following the occurrence of such registration default, and such amount shall increase by 0.25% per year at the end of such 90-day period.

Repurchases of Senior Notes

The following table summarizes repurchases of Senior Notes for the periods indicated:

	Year Ended March 31,
	2017	2016
	(in thousands)
2019 Notes
Notes repurchased	$9,009	$11,533
Cash paid (excluding payments of accrued interest)	$7,099	$6,972
Gain on early extinguishment of debt (1)	$1,759	$4,483

2021 Notes
Notes repurchased	$21,241	$61,711
Cash paid (excluding payments of accrued interest)	$14,094	$36,449
Gain on early extinguishment of debt (2)	$6,748	$24,049

(1)	Gains on the early extinguishment of debt for the 2019 Notes during the years ended March 31, 2017 and 2016 are net of debt issuance costs of $0.2 million and $0.1 million, respectively.

(2)	Gains on the early extinguishment of debt for the 2021 Notes during the years ended March 31, 2017 and 2016 are net of debt issuance costs of $0.4 million and $1.2 million, respectively.

Compliance

At March 31, 2017, we were in compliance with the covenants under all of the Senior Note indentures.

Other Long-Term Debt

We have executed various non-interest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. These instruments have a principal balance of $8.9 million at March 31, 2017. The implied interest rates of these instruments range from 1.17% to 7.00% per year. We also have certain notes payable related to equipment financing. These instruments have a principal balance of $6.6 million at March 31, 2017, and the interest rates on these instruments range from 4.13% to 7.10% per year. Equipment loans totaling $41.7 million were paid off on March 30, 2017, resulting in a loss on the early extinguishment of debt of $1.6 million, which included $0.1 million of debt issuance costs and $1.5 million of prepayment penalties.

Debt Maturity Schedule

The scheduled maturities of our debt are as follows at March 31, 2017:

Year Ending March 31,	Revolving Credit Facility	Senior Secured Notes	Senior Notes	Other Long-Term Debt	Total
	(in thousands)
2018	$—	$25,000	$—	$4,590	$29,590
2019	—	50,000	—	3,036	53,036
2020	—	50,000	379,458	2,207	431,665
2021	—	50,000	—	5,395	55,395
2022	814,500	50,000	367,048	238	1,231,786
Thereafter	—	25,000	1,200,000	59	1,225,059
Total	$814,500	$250,000	$1,946,506	$15,525	$3,026,531

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

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no significant uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2017 or 2016.

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

Contractual Disputes

During the year ended March 31, 2016, we finalized the settlement of a contractual dispute and paid approximately $0.5 million at the date of settlement and committed to pay approximately $1.1 million in equal annual installments over a period of 11 years beginning on October 15, 2016 and ending in October 2026. The next annual installment of this liability is recorded within accrued expenses and other payables and the remaining amount of this liability is recorded within other noncurrent liabilities in our consolidated balance sheet.

Environmental Matters

Our consolidated balance sheet at March 31, 2017 includes a liability, measured on an undiscounted basis, of $2.5 million related to environmental matters, which is recorded within accrued expenses and other payables in our consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

As previously disclosed, the U.S. Environmental Protection Agency (“EPA”) had informed NGL Crude Logistics, LLC, formerly known as Gavilon Energy, of alleged violations in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint, which was denied on May 24, 2017. Consistent with our position against the previous EPA allegations, and the original complaint, we deny the allegations in this amended civil complaint and intend to continue vigorously defending ourselves in the civil action. However, at this time we are unable to determine the outcome of this action or its significance to us.

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

Balance at March 31, 2015	$3,899
Liabilities incurred	1,486
Liabilities settled	(191)
Accretion expense	380
Balance at March 31, 2016	5,574
Liabilities incurred	1,703
Liabilities assumed in acquisitions	406
Liabilities settled	(19)
Accretion expense	517
Balance at March 31, 2017	$8,181

In addition to the obligations described above, we may be obligated to remove facilities or perform other remediation upon retirement of certain other assets. However, the fair value of the asset retirement obligation cannot currently be reasonably estimated because the settlement dates are indeterminable. We will record an asset retirement obligation for these assets in the periods in which settlement dates are reasonably determinable.

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at March 31, 2017 (in thousands):

Year Ending March 31,
2018	$138,434
2019	114,524
2020	103,186
2021	89,051
2022	62,213
Thereafter	79,824
Total	$587,232

Rental expense relating to operating leases was $124.3 million, $125.5 million, and $125.5 million during the years ended March 31, 2017, 2016, and 2015, respectively.

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil and refined products pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we can recover these payments by delivering more than our allotted capacity. The following table summarizes future minimum throughput payments under these agreements at March 31, 2017 (in thousands):

Year Ending March 31,
2018	$54,486
2019	53,688
2020	43,856
2021	1,438
2022	599
Total	$154,067

Construction Commitments

At March 31, 2017, we had construction commitments of $30.5 million.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At March 31, 2017, we had the following purchase commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Purchase Commitments
2018	$165,101	3,234	$10,824	23,394

Index-Price Purchase Commitments
2018	$986,080	21,151	$553,838	875,463
2019	338,938	7,572	—	—
2020	298,309	6,833	—	—
2021	253,558	5,747	—	—
2022	149,937	3,369	—	—
Total	$2,026,822	44,672	$553,838	875,463

At March 31, 2017, we had the following sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Sale Commitments
2018	$258,412	4,943	$45,500	71,304
2019	—	—	1,415	2,164
2020	—	—	36	59
Total	$258,412	4,943	$46,951	73,527

Index-Price Sale Commitments
2018	$815,737	16,235	$379,745	488,132
2019	94,424	1,825	467	771
2020	53,767	1,070	—	—
Total	$963,928	19,130	$380,212	488,903

We account for the contracts shown in the tables above using the normal purchase and normal sale election. Under this accounting policy election, we do not record the contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs. Contracts in the tables above may have offsetting derivative contracts (described in Note 12) or inventory positions (described in Note 2).

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 12, and represent $38.7 million of our prepaid expenses and other current assets and $27.6 million of our accrued expenses and other payables at March 31, 2017.

Note 11—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts or obligations.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units, ATM Program (as defined herein) and the equity issuance in February 2017, as discussed within this note, as well as common units issued for a retail propane acquisition (see Note 4) during the year ended March 31, 2017, we issued 16,026 notional units to our general partner for $0.3 million in order to maintain its 0.1% interest in us.

Equity Issuances

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell common units for up to $200.0 million in gross proceeds. This ATM Program is registered with the SEC on an effective registration statement on Form S-3. During the year ended March 31, 2017, we sold 3,321,135 common units for net proceeds of $64.4 million (net of offering costs of $0.9 million). As of March 31, 2017, approximately $134.7 million remained available for sale under the Partnership’s ATM Program.

The following table summarizes our equity issuances (except for issuances under the ATM program described above) for fiscal years 2017 and 2015 (in millions, except unit amounts). There were no equity issuances during fiscal year 2016.

Issuance Date	Type of Offering	Number of Common Units Issued	Gross Proceeds	Underwriting Discounts and Commissions	Offering Costs	Net Proceeds
June 23, 2014	Public Offering	8,767,100	$383.2	$12.3	$0.5	$370.4
March 11, 2015	Public Offering	6,250,000	$172.3	$1.4	$0.2	$170.7
February 22, 2017	Public Offering	10,120,000	$234.3	$11.6	$0.2	$222.5

Common Unit Repurchase Program

On September 10, 2015, the board of directors of our general partner authorized a common unit repurchase program pursuant to which we could repurchase up to $45 million of our outstanding common units through March 31, 2016 from time to time in the open market or in other privately negotiated transactions. During the year ended March 31, 2016, we repurchased 1,623,804 common units for an aggregate price of $17.7 million. As the program ended on March 31, 2016, no repurchases were made subsequent to that date.

Our Distributions

The following table summarizes distributions declared on our common units for the last three fiscal years:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid to Limited Partners	Amount Paid to General Partner
				(in thousands)
April 24, 2014	May 5, 2014	May 15, 2014	$0.5513	$43,737	$5,754
July 24, 2014	August 4, 2014	August 14, 2014	$0.5888	$52,036	$9,481
October 24, 2014	November 4, 2014	November 14, 2014	$0.6088	$53,902	$11,141
January 26, 2015	February 6, 2015	February 13, 2015	$0.6175	$54,684	$11,860
April 24, 2015	May 5, 2015	May 15, 2015	$0.6250	$59,651	$13,446
July 23, 2015	August 3, 2015	August 14, 2015	$0.6325	$66,248	$15,483
October 22, 2015	November 3, 2015	November 13, 2015	$0.6400	$67,313	$16,277
January 21, 2016	February 3, 2016	February 15, 2016	$0.6400	$67,310	$16,279
April 21, 2016	May 3, 2016	May 13, 2016	$0.3900	$40,626	$70
July 22, 2016	August 4, 2016	August 12, 2016	$0.3900	$41,146	$71
October 20, 2016	November 4, 2016	November 14, 2016	$0.3900	$41,907	$72
January 19, 2017	February 3, 2017	February 14, 2017	$0.3900	$42,923	$74
April 24, 2017	May 8, 2017	May 15, 2017	$0.3900	$46,870	$80

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

TLP’s Distributions

The following table summarizes distributions declared by TLP after our acquisition of general and limited partner interests in TLP (exclusive of the distribution declared in July 2014, the proceeds of which we remitted to the former owners of TransMontaigne, pursuant to agreements entered into at the time of the business combination) through February 1, 2016, the date TLP was deconsolidated:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid To NGL	Amount Paid To Other Partners
				(in thousands)
October 13, 2014	October 31, 2014	November 7, 2014	$0.6650	$4,010	$8,614
January 8, 2015	January 30, 2015	February 6, 2015	$0.6650	$4,010	$8,614
April 13, 2015	April 30, 2015	May 7, 2015	$0.6650	$4,007	$8,617
July 13, 2015	July 31, 2015	August 7, 2015	$0.6650	$4,007	$8,617
October 12, 2015	October 30, 2015	November 6, 2015	$0.6650	$4,007	$8,617
January 19, 2016	January 29, 2016	February 8, 2016	$0.6700	$4,104	$8,681

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

Date Declared	Payment Date	Amount Paid To Preferred Unitholders
		(in thousands)
July 22, 2016	August 12, 2016	$1,795
October 20, 2016	November 14, 2016	$6,449
January 19, 2017	February 14, 2017	$6,449
April 24, 2017	May 15, 2017	$6,449

If the Preferred Unit quarterly distribution is not made in full in cash for any quarter, the Preferred Unit distribution rate will increase by one quarter of a percentage point (0.25%) per year beginning with distributions for the first six-month period that a payment default is in effect, and will further increase by an additional one quarter of a percentage point (0.25%) beginning with distributions for the next six-month period during which a payment default remains in effect. The deficiency rate shall not exceed 11.25% per year; as long as the default is occurring, the amount of accrued but unpaid Preferred Unit quarterly distributions shall increase at an annual rate of 10.75%, compounded quarterly, until paid in full.

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

At any time after the third anniversary of the initial closing date, the Preferred Unit holders shall have the right to convert all of the outstanding Preferred Units at a price per Preferred Unit equal to the purchase price multiplied by the conversion multiple then in effect, which may be settled in common units, cash or a combination, at our discretion. The conversion multiple means if our common units are trading at or above $12.035 (“the initial conversion price”), the conversion price is not adjusted. However, if the conversion price is less than the initial conversion price, the conversion price will be reset to the greater of (i) the adjusted volume weighted average price of our common units for the 15 trading days immediately preceding the third anniversary of the closing date or (ii) $5.00.

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

Under the private placement agreement, we are required to file within 180 days of the initial closing date a registration statement registering the resales of common units issued or to be issued upon conversion of the Preferred Units or exercise of the warrants and have the registration statement declared effective within 360 days after the closing date. We are required to continue to maintain the effectiveness of the registration statement until all securities have been sold. The Partnership’s registration statement was declared effective by the SEC on November 23, 2016.

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

We received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of the Preferred Units and warrants. We allocated these net proceeds, on a relative fair value basis, to the Preferred Units ($186.4 million), which includes the value of the beneficial conversion feature, and warrants ($48.6 million). As discussed below, $131.5 million of the amount allocated to the Preferred Units was allocated to the intrinsic value of the beneficial conversion feature. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. Per the applicable accounting guidance, we are required to allocate a portion of the proceeds allocated to the Preferred Units to the beneficial conversion feature based on the intrinsic value of the beneficial conversion feature. The intrinsic value is calculated at the commitment date based on the difference between the fair value of the common units at the issuance date (number of common units issuable at conversion multiplied by the per unit value of our common units at the issuance date) and the proceeds attributed to the Preferred Units. We record the accretion attributable to the beneficial conversion feature as a deemed distribution using the effective interest method over the three year period prior to the effective dates of the holders’ conversion right. Accretion for the beneficial conversion feature was $9.0 million for the year ended March 31, 2017.

As discussed above, the Preferred Units are not mandatorily redeemable but are redeemable upon a change of control, which was not certain to occur at the issuance of the Preferred Units. Due to the redemption being conditioned upon an event that is not certain to occur or that is not under our control, we are required to record the value allocated to the Preferred Units, excluding the value of the beneficial conversion feature, between liabilities and equity (mezzanine or temporary equity) in our consolidated balance sheet. The value allocated to the warrants and the beneficial conversion feature was recorded within Limited Partners’ equity in our consolidated balance sheet.

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

The following table summarizes the Service Award activity during the years ended March 31, 2017, 2016 and 2015:

Unvested Service Award units at March 31, 2014	1,311,100
Units granted	2,093,139
Units vested and issued	(586,010)
Units withheld for employee taxes	(354,829)
Units forfeited	(203,000)
Unvested Service Award units at March 31, 2015	2,260,400
Units granted	1,484,412
Units vested and issued	(844,626)
Units withheld for employee taxes	(464,054)
Units forfeited	(139,000)
Unvested Service Award units at March 31, 2016	2,297,132
Units granted	3,124,600
Units vested and issued	(2,350,082)
Units forfeited	(363,150)
Unvested Service Award units at March 31, 2017	2,708,500

The following table summarizes the scheduled vesting of our unvested Service Award units at March 31, 2017:

Year Ending March 31,	Number of Units
2018	878,500
2019	915,950
2020	911,550
2021	2,500
Total	2,708,500

Service Awards are valued at the closing price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date. During the years ended March 31, 2017, 2016 and 2015, we recorded compensation expense related to Service Award units of $56.2 million, $35.2 million and $32.8 million, respectively.

Of the restricted units granted and vested during the year ended March 31, 2017, 1,008,091 units were granted as a bonus for performance during the year ended March 31, 2016. We accrued expense of $16.8 million during the year ended March 31, 2016 as an estimate of the value of such bonus units that would be granted. During the year ended March 31, 2017, we recorded an additional $2.2 million to true up the estimate to the $19.0 million of actual expense associated with these bonuses. Since the units were not formally granted until August 2016, the full $19.0 million is reflected in the expense during the year ended March 31, 2017 in the amounts in the preceding paragraph above.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at March 31, 2017 (in thousands):

Year Ending March 31,
2018	$12,664
2019	9,200
2020	2,423
2021	9
Total	$24,296

During April 2015, our general partner granted Performance Award units to certain employees. The number of Performance Award units that will vest is contingent on the performance of our common units relative to the performance of the other entities in the Index. Performance will be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. As of March 31, 2017, performance will be measured over the following periods:

Vesting Date of Tranche	Performance Period for Tranche
July 1, 2017	July 1, 2014 through June 30, 2017
July 1, 2018	July 1, 2015 through June 30, 2018
July 1, 2019	July 1, 2016 through June 30, 2019

The following table summarizes the percentage of the maximum Performance Award units that will vest depending on the percentage of entities in the Index that NGL outperforms:

Our Relative Total Unitholder Return Percentile Ranking	Payout (% of Target Units)
Less than 50th percentile	0%
Between the 50th and 75th percentile	50%–100%
Between the 75th and 90th percentile	100%–200%
Above the 90th percentile	200%

The following table summarizes the Performance Award activity for the years ended March 31, 2017, 2016, and 2015:

Unvested Performance Award units at March 31, 2015	—
Units granted	1,041,073
Units vested and issued	(349,691)
Units forfeited	(54,000)
Unvested Performance Award units at March 31, 2016	637,382
Units granted	932,309
Units forfeited	(380,691)
Unvested Performance Award units at March 31, 2017	1,189,000

During the July 1, 2013 through June 30, 2016 performance period, the return on our common units was below the return of the 50th percentile of our peer companies in the Index. As a result, no units vested on July 1, 2016 and all units with such performance period are considered to be forfeited.

The fair value of the Performance Awards is estimated using a Monte Carlo simulation at the grant date. We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. Any Performance Awards that do not become earned Performance Awards shall terminate, expire and otherwise be forfeited by the participants. During the years ended March 31, 2017 and 2016, we recorded compensation expense related to Performance Award units of $7.2 million and $16.4 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Performance Award units at March 31, 2017 (in thousands):

Year Ending March 31,
2018	$6,197
2019	3,232
2020	655
Total	$10,084

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of the issued and outstanding common units. The maximum number of common units deliverable under the LTIP automatically increases to 10% of the issued and outstanding common units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. Units withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, when an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. At March 31, 2017, approximately 2.4 million common units remain available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our consolidated balance sheet at the dates indicated:

	March 31, 2017		March 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$2,590	$(21,113)	$47,361	$(3,983)
Level 2 measurements	38,729	(27,799)	32,700	(28,612)
	41,319	(48,912)	80,061	(32,595)

Netting of counterparty contracts (1)	(1,508)	1,508	(3,384)	3,384
Net cash collateral provided (held)	(1,035)	19,604	(18,176)	599
Commodity derivatives	$38,776	$(27,800)	$58,501	$(28,612)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our consolidated balance sheets at the dates indicated:

	March 31,
	2017	2016
	(in thousands)
Prepaid expenses and other current assets	$38,711	$58,501
Other noncurrent assets	65	—
Accrued expenses and other payables	(27,622)	(28,612)
Other noncurrent liabilities	(178)	—
Net commodity derivative asset	$10,976	$29,889

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2017:
Crude oil fixed-price (1)	April 2017–May 2017	(800)	$(55)
Propane fixed-price (1)	April 2017–December 2018	220	1,082
Refined products fixed-price (1)	April 2017–January 2019	(4,682)	(7,729)
Refined products index (1)	April 2017–December 2017	(18)	(103)
Other	April 2017–March 2022		(788)
			(7,593)
Net cash collateral provided			18,569
Net commodity derivative asset			$10,976

At March 31, 2016:
Cross-commodity (2)	April 2016–March 2017	251	$1,663
Crude oil fixed-price (1)	April 2016–December 2016	(1,583)	(3,655)
Propane fixed-price (1)	April 2016–December 2017	540	(592)
Refined products fixed-price (1)	April 2016–June 2017	(5,355)	48,557
Other	April 2016–March 2017		1,493
			47,466
Net cash collateral held			(17,577)
Net commodity derivative asset			$29,889

(1)
We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

(2)
We may purchase or sell a physical commodity where the underlying contract pricing mechanisms are tied to different commodity price indices. These contracts are derivatives we have entered into as an economic hedge against the risk of one commodity price moving relative to another commodity price.

The following table summarizes the net (losses) gains recorded from our commodity derivatives to cost of sales in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2017	$(56,356)
2016	$103,223
2015	$219,421

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial position (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2017, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2017, we had $814.5 million of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 3.72%.

Fair Value of Fixed-Rate Notes

The following table provides fair values estimates of our fixed-rate notes at March 31, 2017 (in thousands):

Senior Secured Notes	$265,475
Senior Notes
2019 Notes	$381,592
2021 Notes	$374,618
2023 Notes	$723,188
2025 Notes	$488,333

For the Senior Secured Notes, the fair value estimate was developed using observed yields on publicly traded notes issued by us, adjusted for differences in the key terms of those notes and the key terms of our notes (examples include differences in the tenor of the debt, credit standing of the issuer, whether the notes are publicly traded, and whether the notes are secured or unsecured). This fair value estimate would be classified as Level 3 in the fair value hierarchy. For the Senior Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 1 in the fair value hierarchy.

Note 13—Segments

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments.

The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments.

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Revenues:
Crude Oil Logistics:
Crude oil sales	$1,603,667	$3,170,891	$6,621,871
Crude oil transportation and other	70,027	55,882	43,349
Elimination of intersegment sales	(6,810)	(9,694)	(29,836)
Total Crude Oil Logistics revenues	1,666,884	3,217,079	6,635,384
Water Solutions:
Service fees	110,049	136,710	105,682
Recovered hydrocarbons	31,103	41,090	81,762
Water transportation	—	—	10,760
Other revenues	18,449	7,201	1,838
Total Water Solutions revenues	159,601	185,001	200,042
Liquids:
Propane sales	807,172	618,919	1,265,262
Butane sales	391,265	317,994	531,548
Other product sales	308,031	302,181	580,286
Other revenues	32,648	35,943	28,745
Elimination of intersegment sales	(100,028)	(80,558)	(162,016)
Total Liquids revenues	1,439,088	1,194,479	2,243,825
Retail Propane:
Propane sales	308,919	248,673	347,575
Distillate sales	64,249	64,868	106,037
Other revenues	40,038	39,436	35,585
Elimination of intersegment sales	(97)	—	—
Total Retail Propane revenues	413,109	352,977	489,197
Refined Products and Renewables:
Refined products sales	8,884,976	6,294,008	6,682,040
Renewables sales	447,232	390,753	473,885
Service fees	10,963	108,221	76,847
Elimination of intersegment sales	(469)	(870)	(1,079)
Total Refined Products and Renewables revenues	9,342,702	6,792,112	7,231,693
Corporate and Other	844	462	1,916
Total revenues	$13,022,228	$11,742,110	$16,802,057
Depreciation and Amortization:
Crude Oil Logistics	$54,144	$39,363	$38,626
Water Solutions	101,758	91,685	73,618
Liquids	19,163	15,642	13,513
Retail Propane	42,966	35,992	31,827
Refined Products and Renewables	1,562	40,861	32,948
Corporate and Other	3,612	5,381	3,417
Total depreciation and amortization	$223,205	$228,924	$193,949
Operating Income (Loss):
Crude Oil Logistics	$(17,475)	$(40,745)	$(35,832)
Water Solutions	44,587	(313,673)	65,340
Liquids	43,252	76,173	45,072
Retail Propane	49,255	44,096	64,075
Refined Products and Renewables	222,546	226,951	54,567
Corporate and Other	(87,082)	(97,405)	(85,802)
Total operating income (loss)	$255,083	$(104,603)	$107,420

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Crude Oil Logistics	$168,053	$447,952	$58,747
Water Solutions	109,008	243,308	218,007
Liquids	66,864	50,533	211,180
Retail Propane	105,476	48,026	54,615
Refined Products and Renewables	42,175	25,147	737,672
Corporate and Other	2,825	15,172	1,286
Total	$494,401	$830,138	$1,281,507

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	March 31,
	2017	2016
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,724,805	$1,679,027
Water Solutions	1,261,944	1,162,405
Liquids	619,204	572,081
Retail Propane	547,960	483,330
Refined Products and Renewables	215,637	180,783
Corporate and Other	36,395	36,198
Total	$4,405,945	$4,113,824

Total assets:
Crude Oil Logistics	$2,538,768	$2,197,113
Water Solutions	1,301,415	1,236,875
Liquids	767,597	693,872
Retail Propane	622,859	538,267
Refined Products and Renewables	988,073	765,806
Corporate and Other	101,667	128,222
Total	$6,320,379	$5,560,155

Note 14—Transactions with Affiliates

SemGroup Corporation (“SemGroup”) holds ownership interests in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our consolidated statements of operations. We also lease crude oil storage from SemGroup.

We purchase ethanol from E Energy Adams, LLC. These transactions are reported within cost of sales in our consolidated statements of operations.

Certain members of our management and members of their families as well as other associated parties own interests in entities from which we have purchased products and services and to which we have sold products and services. During the year ended March 31, 2017, $13.4 million of these transactions were capital expenditures and were recorded as increases to property, plant and equipment.

The following table summarizes these related party transactions for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Sales to SemGroup	$3,866	$43,825	$88,276
Purchases from SemGroup	$12,254	$53,209	$130,134
Sales to equity method investees	$692	$14,836	$14,493
Purchases from equity method investees	$121,336	$113,780	$149,828
Sales to entities affiliated with management	$290	$318	$2,151
Purchases from entities affiliated with management	$15,209	$45,197	$29,419

Accounts receivable from affiliates consist of the following at the dates indicated:

	March 31,
	2017	2016
	(in thousands)
Receivables from SemGroup	$6,668	$1,166
Receivables from equity method investees	15	14,446
Receivables from entities affiliated with management	28	13
Total	$6,711	$15,625

Accounts payable to affiliates consist of the following at the dates indicated:

	March 31,
	2017	2016
	(in thousands)
Payables to SemGroup	$6,571	$1,823
Payables to equity method investees	1,306	3,947
Payables to entities affiliated with management	41	1,423
Total	$7,918	$7,193

We have a loan receivable of $3.2 million at March 31, 2017 from Victory Propane, LLC with an initial maturity date of March 31, 2021, which can be extended for successive one-year periods unless one of the parties terminates the loan agreement.

We had a loan receivable of $22.3 million at March 31, 2016 from Grassland. During the three months ended June 30, 2016, we received loan payments of $0.7 million from Grassland in accordance with the loan agreement. On June 3, 2016, we acquired the remaining 65% ownership interest in Grassland (see Note 4) and this loan receivable was eliminated upon consolidation. As a result of the acquisition, we incurred an impairment charge of $1.7 million to write down the loan receivable to its fair value.

Note 15—Employee Benefit Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 1% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 1% and 6% of their eligible compensation (as defined in the plan).Our matching contributions prior to January 1, 2015 vest over five years and, effective January 1, 2015, our matching contributions vest over two years. Expenses under the plan for the years ended March 31, 2017, 2016 and 2015 were $3.4 million, $4.2 million and $3.3 million, respectively.

Note 16—Other Matters

Termination of a Storage Sublease Agreement

During the year ended March 31, 2017, we agreed to terminate a storage sublease agreement that was scheduled to commence in January 2017 and had a term of five years. For terminating this agreement, the counterparty agreed to pay us a specific amount in five equal payments which began in February 2017 and in January of the next four years and removed any future obligations of the Partnership. As a result, we discounted the future payments and recorded a gain of $16.2 million to other income, net in our consolidated statement of operations during the year ended March 31, 2017.

Termination of Development Agreement

On June 3, 2016, we entered into a purchase and sale agreement with the counterparty to the development agreement in our Water Solutions segment (see Note 4). Total cash consideration paid under the agreement was $49.6 million and in return we received the following:

•	Termination of the development agreement (see Note 7);

•	Additional interest in the water pipeline company we acquired in January 2016 (see Note 4);

•	Release of contingent consideration liabilities attributed to certain of our water treatment and disposal facilities;

•	Certain parcels of land and permits to develop saltwater disposal wells and other parcels of land containing water wells and equipment; and

•	A two-year non-compete agreement with the counterparty.

We accounted for the transaction as an acquisition of assets. Acquiring assets in groups requires not only ascertaining the cost of the asset (or net asset) group but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed/released based on their relative fair values and shall not give rise to goodwill or bargain purchase gains. We allocated $1.2 million of the total consideration to property, plant and equipment, $3.3 million to intangible assets, $2.8 million to noncontrolling interest, $25.5 million to the release of contingent consideration liabilities and $16.9 million to the termination of the development agreement. We recorded a $21.3 million gain on the release of $46.8 million of contingent consideration liabilities, which was recorded within gain on early extinguishment of liabilities, net in our consolidated statement of operations during the year ended March 31, 2017. For the termination of the development agreement, we recorded a loss of $22.7 million, which included the carrying value of the development agreement asset that was written off (see Note 7). This loss was recorded within (gain) loss on disposal or impairment of assets, net in our consolidated statement of operations during the year ended March 31, 2017.

Crude Oil Rail Transloading Facility

In October 2014, we announced plans to build a crude oil rail transloading facility, backed by executed producer commitments. Subsequent to executing these commitments, the producers requested to be released from the commitments. We agreed to release the producers from their commitments in return for a cash payment in March 2015 and additional cash payments over the next five years. In addition, one of the producers committed to pay us a specified fee on each barrel of crude oil it produces in a specified basin over a period of seven years. Upon execution of these agreements in March 2015, we recorded a gain of $31.6 million to other income, net in our consolidated statement of operations, net of certain project abandonment costs.

Note 17—Quarterly Financial Data (Unaudited)

The following tables summarize our unaudited quarterly financial data. The computation of net income (loss) per common unit is done separately by quarter and year. The total of net income (loss) per common unit of the individual quarters may not equal net income (loss) per common unit for the year, due primarily to the income allocation between the general partner and limited partners and variations in the weighted average units outstanding used in computing such amounts.

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

	Quarter Ended				Year Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	March 31, 2017
	(in thousands, except unit and per unit amounts)
Total revenues	$2,721,970	$3,045,538	$3,406,641	$3,848,079	$13,022,228
Total cost of sales	$2,566,440	$2,928,730	$3,228,022	$3,598,717	$12,321,909
Net income (loss)	$182,753	$(66,658)	$1,293	$26,486	$143,874
Net income (loss) attributable to NGL Energy Partners LP	$176,920	$(66,599)	$976	$25,745	$137,042
Basic income (loss) per common unit	$1.66	$(0.71)	$(0.07)	$0.14	$0.99
Diluted income (loss) per common unit	$1.38	$(0.71)	$(0.07)	$0.14	$0.95
Basic weighted average common units outstanding	104,169,573	106,186,389	107,966,901	114,131,764	108,091,486
Diluted weighted average common units outstanding	128,453,733	106,186,389	107,966,901	120,198,802	111,850,621

	Quarter Ended				Year Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	March 31, 2016
	(in thousands, except unit and per unit amounts)
Total revenues	$3,538,469	$3,193,195	$2,685,006	$2,325,440	$11,742,110
Total cost of sales	$3,322,551	$3,005,826	$2,433,500	$2,077,160	$10,839,037
Net (loss) income	$(25,007)	$(6,100)	$50,995	$(206,985)	$(187,097)
Net (loss) income attributable to NGL Energy Partners LP	$(29,357)	$(9,597)	$44,157	$(204,132)	$(198,929)
Basic (loss) income per common unit	$(0.43)	$(0.25)	$0.27	$(1.94)	$(2.35)
Diluted (loss) income per common unit	$(0.43)	$(0.25)	$0.22	$(1.94)	$(2.35)
Basic weighted average common units outstanding	103,888,281	105,189,463	105,338,200	104,930,260	104,838,886
Diluted weighted average common units outstanding	103,888,281	105,189,463	106,194,547	104,930,260	104,838,886

The following summarizes significant items recognized during the years ended March 31, 2017 and 2016:

Year Ended March 31, 2017

•	On April 1, 2016, we sold all of the TLP common units we owned and recorded a gain (see Note 2);

•	On June 3, 2016, we recorded a gain on the release of contingent consideration liabilities and a loss for the termination of the development agreement (see Note 16);

•	On June 3, 2016, we acquired the remaining ownership interest in Grassland and revalued our previously held ownership interest to fair value and recorded a loss (see Note 2);

•
During the first quarter of fiscal year 2017, we recorded an adjustment of the previously recorded goodwill impairment charge estimate recognized during the three months ended March 31, 2016 (see Note 6);

•	During the third quarter of fiscal year 2017, we agreed to terminate a storage sublease agreement that was scheduled to commence in January 2017 and recorded a gain (see Note 16);

•	On October 24, 2016 and February 22, 2017, we issued the 2023 Notes and 2025 Notes, respectively (see Note 8); and

•	During the first and fourth quarters of fiscal year 2017, we repurchased a portion of our 2019 Notes and 2021 Notes and recorded a net gain on the early extinguishment of these notes (see Note 8).

Year Ended March 31, 2016

•	On February 1, 2016, we sold our general partner interest in TLP and recorded a gain (see Note 2);

•	During the fourth quarter of fiscal year 2016, we recorded a preliminary goodwill impairment charge (see Note 6);

•	During the fourth quarter of fiscal year 2016, we recorded write-downs and impairments of certain property, plant and equipment and other assets of $64.7 million; and

•	During the fourth quarter of fiscal year 2016, we repurchased a portion of our 2019 Notes and 2021 Notes and recorded a gain on the early extinguishment of these notes (see Note 8).

Note 18—Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes (see Note 8). Pursuant to Rule 3-10 of Regulation S-X, we have presented in columnar format the consolidating financial information for NGL Energy Partners LP (Parent), NGL Energy Finance Corp., the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis in the tables below. NGL Energy Partners LP and NGL Energy Finance Corp. are co-issuers of the Senior Notes. Since NGL Energy Partners LP received the proceeds from the issuance of the Senior Notes, all activity has been reflected in the NGL Energy Partners LP (Parent) column in the tables below.

During the periods presented in the tables below, the status of certain subsidiaries changed, in that they either became guarantors of or ceased to be guarantors of the Senior Notes.

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

Consolidating Balance Sheet
(in Thousands)

	March 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,257	$—	$2,903	$3,104	$—	$12,264
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	795,479	5,128	—	800,607
Accounts receivable-affiliates	—	—	6,711	—	—	6,711
Inventories	—	—	560,769	663	—	561,432
Prepaid expenses and other current assets	—	—	102,703	490	—	103,193
Total current assets	6,257	—	1,468,565	9,385	—	1,484,207
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,725,383	64,890	—	1,790,273
GOODWILL	—	—	1,437,759	13,957	—	1,451,716
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,149,524	14,432	—	1,163,956
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	187,423	—	—	187,423
NET INTERCOMPANY RECEIVABLES (PAYABLES)	2,424,730	—	(2,408,189)	(16,541)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,978,158	—	47,598	—	(2,025,756)	—
LOAN RECEIVABLE-AFFILIATE	—	—	3,200	—	—	3,200
OTHER NONCURRENT ASSETS	—	—	239,436	168	—	239,604
Total assets	$4,409,145	$—	$3,850,699	$86,291	$(2,025,756)	$6,320,379
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$657,077	$944	$—	$658,021
Accounts payable-affiliates	1	—	7,907	10	—	7,918
Accrued expenses and other payables	42,150	—	164,012	963	—	207,125
Advance payments received from customers	—	—	35,107	837	—	35,944
Current maturities of long-term debt	25,000	—	4,211	379	—	29,590
Total current liabilities	67,151	—	868,314	3,133	—	938,598
LONG-TERM DEBT, net of debt issuance costs and current maturities	2,138,048	—	824,370	1,065	—	2,963,483
OTHER NONCURRENT LIABILITIES	—	—	179,857	4,677	—	184,534
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	63,890	—	—	—	—	63,890
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	3,072	—	3,072
EQUITY:
Partners’ equity	2,140,056	—	1,979,785	74,545	(2,052,502)	2,141,884
Accumulated other comprehensive loss	—	—	(1,627)	(201)	—	(1,828)
Noncontrolling interests	—	—	—	—	26,746	26,746
Total equity	2,140,056	—	1,978,158	74,344	(2,025,756)	2,166,802
Total liabilities and equity	$4,409,145	$—	$3,850,699	$86,291	$(2,025,756)	$6,320,379

Consolidating Balance Sheet
(in Thousands)

	March 31, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,749	$—	$784	$1,643	$—	$28,176
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	516,362	4,652	—	521,014
Accounts receivable-affiliates	—	—	15,625	—	—	15,625
Inventories	—	—	367,250	556	—	367,806
Prepaid expenses and other current assets	—	—	94,426	1,433	—	95,859
Total current assets	25,749	—	994,447	8,284	—	1,028,480
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,568,488	81,084	—	1,649,572
GOODWILL	—	—	1,313,364	1,998	—	1,315,362
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,146,355	2,535	—	1,148,890
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	219,550	—	—	219,550
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,404,479	—	(1,402,360)	(2,119)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,254,383	—	42,227	—	(1,296,610)	—
LOAN RECEIVABLE-AFFILIATE	—	—	22,262	—	—	22,262
OTHER NONCURRENT ASSETS	—	—	175,512	527	—	176,039
Total assets	$2,684,611	$—	$4,079,845	$92,309	$(1,296,610)	$5,560,155
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$417,707	$2,599	$—	$420,306
Accounts payable-affiliates	1	—	7,190	2	—	7,193
Accrued expenses and other payables	16,887	—	196,596	943	—	214,426
Advance payments received from customers	—	—	55,737	448	—	56,185
Current maturities of long-term debt	—	—	7,109	798	—	7,907
Total current liabilities	16,888	—	684,339	4,790	—	706,017
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,011,365	—	1,894,428	7,044	—	2,912,837
OTHER NONCURRENT LIABILITIES	—	—	246,695	541	—	247,236
EQUITY:
Partners’ equity	1,656,358	—	1,254,384	80,090	(1,334,317)	1,656,515
Accumulated other comprehensive loss	—	—	(1)	(156)	—	(157)
Noncontrolling interests	—	—	—	—	37,707	37,707
Total equity	1,656,358	—	1,254,383	79,934	(1,296,610)	1,694,065
Total liabilities and equity	$2,684,611	$—	$4,079,845	$92,309	$(1,296,610)	$5,560,155

Consolidating Statement of Operations
(in Thousands)

	Year Ended March 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$12,988,467	$37,155	$(3,394)	$13,022,228
COST OF SALES	—	—	12,316,563	8,740	(3,394)	12,321,909
OPERATING COSTS AND EXPENSES:
Operating	—	—	296,002	11,923	—	307,925
General and administrative	—	—	115,753	813	—	116,566
Depreciation and amortization	—	—	214,082	9,123	—	223,205
Gain on disposal or impairment of assets, net	—	—	(209,101)	(76)	—	(209,177)
Revaluation of liabilities	—	—	6,305	412	—	6,717
Operating Income	—	—	248,863	6,220	—	255,083
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	3,084	—	—	3,084
Revaluation of investments	—	—	(14,365)	—	—	(14,365)
Interest expense	(91,259)	—	(59,025)	(787)	593	(150,478)
Gain on early extinguishment of liabilities, net	8,507	—	16,220	—	—	24,727
Other income, net	—	—	28,292	63	(593)	27,762
(Loss) Income Before Income Taxes	(82,752)	—	223,069	5,496	—	145,813
INCOME TAX EXPENSE	—	—	(1,939)	—	—	(1,939)
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	219,794	—	(1,336)	—	(218,458)	—
Net Income	137,042	—	219,794	5,496	(218,458)	143,874
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(6,832)	(6,832)
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(30,142)	(30,142)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(232)	(232)
NET INCOME ALLOCATED TO LIMITED PARTNERS	$137,042	$—	$219,794	$5,496	$(255,664)	$106,668

Consolidating Statement of Operations
(in Thousands)

	Year Ended March 31, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$11,593,272	$182,175	$(33,337)	$11,742,110
COST OF SALES	—	—	10,843,937	28,237	(33,137)	10,839,037
OPERATING COSTS AND EXPENSES:
Operating	—	—	327,377	73,941	(200)	401,118
General and administrative	—	—	122,196	17,345	—	139,541
Depreciation and amortization	—	—	184,091	44,833	—	228,924
Loss on disposal or impairment of assets, net	—	—	303,422	17,344	—	320,766
Revaluation of liabilities	—	—	(82,673)	—	—	(82,673)
Operating (Loss) Income	—	—	(105,078)	475	—	(104,603)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	4,374	11,747	—	16,121
Interest expense	(43,493)	—	(82,360)	(7,546)	310	(133,089)
Gain on early extinguishment of liabilities, net	—	—	28,532	—	—	28,532
Other income, net	—	—	5,533	352	(310)	5,575
(Loss) Income Before Income Taxes	(43,493)	—	(148,999)	5,028	—	(187,464)
INCOME TAX BENEFIT (EXPENSE)	—	—	574	(207)	—	367
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	(155,436)	—	(7,011)	—	162,447	—
Net (Loss) Income	(198,929)	—	(155,436)	4,821	162,447	(187,097)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(11,832)	(11,832)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(47,620)	(47,620)
NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(198,929)	$—	$(155,436)	$4,821	$102,995	$(246,549)

Consolidating Statement of Operations
(in Thousands)

	Year Ended March 31, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$16,648,382	$189,979	$(36,304)	$16,802,057
COST OF SALES	—	—	15,934,529	59,825	(36,147)	15,958,207
OPERATING COSTS AND EXPENSES:
Operating	—	—	306,576	57,555	—	364,131
General and administrative	—	—	131,898	17,532	—	149,430
Depreciation and amortization	—	—	161,906	32,043	—	193,949
Loss on disposal or impairment of assets, net	—	—	11,619	29,565	—	41,184
Revaluation of liabilities	—	—	(12,264)	—	—	(12,264)
Operating Income (Loss)	—	—	114,118	(6,541)	(157)	107,420
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	6,640	5,463	—	12,103
Interest expense	(65,723)	—	(39,023)	(5,423)	46	(110,123)
Other income, net	—	—	36,953	264	(46)	37,171
(Loss) Income Before Income Taxes	(65,723)	—	118,688	(6,237)	(157)	46,571
INCOME TAX BENEFIT (EXPENSE)	—	—	3,795	(173)	—	3,622
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	103,029	—	(19,297)	—	(83,732)	—
Net Income (Loss)	37,306	—	103,186	(6,410)	(83,889)	50,193
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(12,887)	(12,887)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(45,700)	(45,700)
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$37,306	$—	$103,186	$(6,410)	$(142,476)	$(8,394)

Consolidating Statements of Comprehensive Income (Loss)
(in Thousands)

	Year Ended March 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income	$137,042	$—	$219,794	$5,496	$(218,458)	$143,874
Other comprehensive loss	—	—	(1,626)	(45)	—	(1,671)
Comprehensive income	$137,042	$—	$218,168	$5,451	$(218,458)	$142,203

	Year Ended March 31, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net (loss) income	$(198,929)	$—	$(155,436)	$4,821	$162,447	$(187,097)
Other comprehensive loss	—	—	—	(48)	—	(48)
Comprehensive (loss) income	$(198,929)	$—	$(155,436)	$4,773	$162,447	$(187,145)

	Year Ended March 31, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$37,306	$—	$103,186	$(6,410)	$(83,889)	$50,193
Other comprehensive income (loss)	—	—	189	(62)	—	127
Comprehensive income (loss)	$37,306	$—	$103,375	$(6,472)	$(83,889)	$50,320

Consolidating Statement of Cash Flows
(in Thousands)

	Year Ended March 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(749,250)	$—	$700,269	$22,157	$(26,824)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(356,473)	(7,398)	(363,871)
Acquisitions, net of cash acquired	—	—	(111,426)	(11,406)	(122,832)
Cash flows from settlements of commodity derivatives	—	—	(37,442)	—	(37,442)
Proceeds from sales of assets	—	—	29,527	39	29,566
Proceeds from sale of TLP common units	—	—	112,370	—	112,370
Proceeds from sale of Grassland	—	—	—	22,000	22,000
Investments in unconsolidated entities	—	—	(2,105)	—	(2,105)
Distributions of capital from unconsolidated entities	—	—	9,692	—	9,692
Payments on loan for natural gas liquids facility	—	—	8,916	—	8,916
Loan to affiliate	—	—	(3,200)	—	(3,200)
Payments on loan to affiliate	—	—	655	—	655
Payment to terminate development agreement	—	—	(16,875)	—	(16,875)
Net cash (used in) provided by investing activities	—	—	(366,361)	3,235	(363,126)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	1,700,000	—	1,700,000
Payments on revolving credit facilities	—	—	(2,733,500)	—	(2,733,500)
Issuance of senior notes	1,200,000	—	—	—	1,200,000
Repurchases of senior notes	(21,193)	—	—	—	(21,193)
Payments on other long-term debt	—	—	(49,596)	(190)	(49,786)
Debt issuance costs	(21,868)	—	(11,690)	—	(33,558)
Contributions from general partner	49	—	—	—	49
Contributions from noncontrolling interest owners, net	—	—	—	672	672
Distributions to partners	(181,581)	—	—	—	(181,581)
Distributions to noncontrolling interest owners	—	—	—	(3,292)	(3,292)
Proceeds from sale of convertible preferred units and warrants, net of offering costs	234,975	—	—	—	234,975
Proceeds from sale of common units, net of offering costs	287,136	—	—	—	287,136
Payments for the early extinguishment of liabilities	—	—	(25,884)	—	(25,884)
Net changes in advances with consolidated entities	(767,760)	—	788,881	(21,121)	—
Net cash provided by (used in) financing activities	729,758	—	(331,789)	(23,931)	374,038
Net (decrease) increase in cash and cash equivalents	(19,492)	—	2,119	1,461	(15,912)
Cash and cash equivalents, beginning of period	25,749	—	784	1,643	28,176
Cash and cash equivalents, end of period	$6,257	$—	$2,903	$3,104	$12,264

Consolidating Statement of Cash Flows
(in Thousands)

	Year Ended March 31, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(74,822)	$—	$360,851	$65,466	$351,495
INVESTING ACTIVITIES:
Capital expenditures	—	—	(604,214)	(57,671)	(661,885)
Acquisitions, net of cash acquired	(624)	—	(232,148)	(1,880)	(234,652)
Cash flows from settlements of commodity derivatives	—	—	105,662	—	105,662
Proceeds from sales of assets	—	—	8,453	2	8,455
Proceeds from sale of general partner interest in TLP, net	—	—	343,135	—	343,135
Investments in unconsolidated entities	—	—	(4,480)	(6,951)	(11,431)
Distributions of capital from unconsolidated entities	—	—	11,031	4,761	15,792
Loan for natural gas liquids facility	—	—	(3,913)	—	(3,913)
Payments on loan for natural gas liquids facility	—	—	7,618	—	7,618
Loan to affiliate	—	—	(15,621)	—	(15,621)
Payments on loan to affiliate	—	—	1,513	—	1,513
Net cash used in investing activities	(624)	—	(382,964)	(61,739)	(445,327)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	2,499,000	103,500	2,602,500
Payments on revolving credit facilities	—	—	(2,041,500)	(91,500)	(2,133,000)
Repurchases of senior notes	(43,421)	—	—	—	(43,421)
Proceeds from borrowings under other long-term debt	—	—	45,873	7,350	53,223
Payments on other long-term debt	—	—	(4,762)	(325)	(5,087)
Debt issuance costs	(3,493)	—	(6,744)	—	(10,237)
Contributions from general partner	54	—	—	—	54
Contributions from noncontrolling interest owners, net	(3,829)	—	—	15,376	11,547
Distributions to partners	(322,007)	—	—	—	(322,007)
Distributions to noncontrolling interest owners	—	—	—	(35,720)	(35,720)
Taxes paid on behalf of equity incentive plan participants	—	—	(19,395)	—	(19,395)
Common unit repurchases	(17,680)	—	—	—	(17,680)
Net changes in advances with consolidated entities	462,456	—	(459,289)	(3,167)	—
Other	—	—	(43)	(29)	(72)
Net cash provided by (used in) financing activities	72,080	—	13,140	(4,515)	80,705
Net decrease in cash and cash equivalents	(3,366)	—	(8,973)	(788)	(13,127)
Cash and cash equivalents, beginning of period	29,115	—	9,757	2,431	41,303
Cash and cash equivalents, end of period	$25,749	$—	$784	$1,643	$28,176

Consolidating Statement of Cash Flows
(in Thousands)

	Year Ended March 31, 2015
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(59,448)	$—	$287,953	$33,886	$262,391
INVESTING ACTIVITIES:
Capital expenditures	—	—	(223,065)	(4,913)	(227,978)
Purchase of equity interest in Grand Mesa Pipeline	—	—	(310,000)	—	(310,000)
Acquisitions, net of cash acquired	(124,281)	—	(831,505)	(5,136)	(960,922)
Cash flows from settlements of commodity derivatives	—	—	199,165	—	199,165
Proceeds from sales of assets	—	—	11,806	14,456	26,262
Investments in unconsolidated entities	—	—	(13,244)	(20,284)	(33,528)
Distributions of capital from unconsolidated entities	—	—	5,030	5,793	10,823
Loan for natural gas liquids facility	—	—	(63,518)	—	(63,518)
Payments on loan for natural gas liquids facility	—	—	1,625	—	1,625
Loan to affiliate	—	—	(8,154)	—	(8,154)
Other	—	—	4	—	4
Net cash used in investing activities	(124,281)	—	(1,231,856)	(10,084)	(1,366,221)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	—	—	3,663,000	101,500	3,764,500
Payments on revolving credit facilities	—	—	(3,194,500)	(85,500)	(3,280,000)
Issuance of senior notes	400,000	—	—	—	400,000
Payments on other long-term debt	—	—	(6,666)	(22)	(6,688)
Debt issuance costs	(8,150)	—	(2,926)	—	(11,076)
Contributions from general partner	823	—	—	—	823
Contributions from noncontrolling interest owners, net	—	—	—	9,433	9,433
Distributions to partners	(242,595)	—	—	—	(242,595)
Distributions to noncontrolling interest owners	—	—	—	(27,147)	(27,147)
Proceeds from sale of common units, net of offering costs	541,128	—	—	—	541,128
Taxes paid on behalf of equity incentive plan participants	—	—	(13,491)	—	(13,491)
Net changes in advances with consolidated entities	(479,543)	—	499,709	(20,166)	—
Other	—	—	(194)	—	(194)
Net cash provided by (used in) financing activities	211,663	—	944,932	(21,902)	1,134,693
Net increase in cash and cash equivalents	27,934	—	1,029	1,900	30,863
Cash and cash equivalents, beginning of period	1,181	—	8,728	531	10,440
Cash and cash equivalents, end of period	$29,115	$—	$9,757	$2,431	$41,303

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, as the Representative, OWL Pearsall SWD, LLC, OWL Pearsall Holdings, LLC, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.2
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, as the Representative, OWL Karnes SWD, LLC, OWL Karnes Holdings, LLC, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.3
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, OWL Cotulla SWD, LLC, Terry Bailey, as trustee of the PJB Irrevocable Trust, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.4
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, OWL Nixon SWD, LLC, Terry Bailey, as trustee of the PJB Irrevocable Trust, NGL Energy Partners, LP and High Sierra Water-Eagle Ford, LLC (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.5
LLC Interest Transfer Agreement, dated as of August 1, 2013, by and among Oilfield Water Lines, LP, HR OWL, LLC, OWL Operating, LLC, Lotus Oilfield Services, L.L.C., OWL Lotus, LLC, NGL Energy Partners, LP, High Sierra Water-Eagle Ford, LLC and High Sierra Transportation, LLC (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

2.6
Equity Interest Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP, High Sierra Energy, LP, Gavilon, LLC and Gavilon Energy Intermediate, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

3.1
Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)

3.2
Certificate of Amendment to Certificate of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)

3.3
Third Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

3.4	Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)
3.5
Certificate of Amendment to Certificate of Formation of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)

3.6
Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 28, 2013)

3.7
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of August 6, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

3.8
Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 27, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 3, 2014)

3.9
Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of June 24, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

4.1
First Amended and Restated Registration Rights Agreement, dated October 3, 2011, by and among the Partnership, Hicks Oils & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, E. Osterman Propane, Inc. and the other holders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 7, 2011)

4.2
Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated as of November 1, 2011 by and among the Partnership and SemStream (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 4, 2011)

4.3
Amendment No. 2 and Joinder to First Amended and Restated Registration Rights Agreement, dated January 3, 2012, by and among NGL Energy Holdings LLC, Liberty Propane, L.L.C., Pacer-Enviro Propane, L.L.C., Pacer-Pittman Propane, L.L.C., Pacer-Portland Propane, L.L.C., Pacer Propane (Washington), L.L.C., Pacer-Salida Propane, L.L.C. and Pacer-Utah Propane, L.L.C. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 9, 2012)

4.4
Amendment No. 3 and Joinder to First Amended and Restated Registration Rights Agreement, dated May 1, 2012, by and between NGL Energy Holdings LLC and Downeast Energy Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 4, 2012)

4.5
Amendment No. 4 and Joinder to First Amended and Restated Registration Rights Agreement, dated June 19, 2012, by and between NGL Energy Holdings LLC and NGP M&R HS LP LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 25, 2012)

Exhibit Number	Description
4.6
Amendment No. 5 and Joinder to First Amended and Restated Registration Rights Agreement, dated October 1, 2012, by and between NGL Energy Holdings LLC and Enstone, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 3, 2012)

4.7
Amendment No. 6 and Joinder to First Amended and Restated Registration Rights Agreement, dated November 13, 2012, by and between NGL Energy Holdings LLC and Gerald L. Jensen, Thrift Opportunity Holdings, LP, Jenco Petroleum Corporation, Caritas Trust, Animosus Trust and Nitor Trust (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 19, 2012)

4.8
Amendment No. 7 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of August 1, 2013, by and among NGL Energy Holdings LLC, Oilfield Water Lines, LP and Terry G. Bailey (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 7, 2013)

4.9
Amendment No. 8 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 17, 2015, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.10
Amendment No. 9 and Joinder to First Amended and Restated Registration Rights Agreement, dated as of February 25, 2016, by and among NGL Energy Holdings LLC and Magnum NGL Holdco LLC (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2016 filed with the SEC on May 31, 2016)

4.11
Amended and Restated Note Purchase Agreement, dated March 31, 2017 and effective as of December 31, 2016, by and among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 4, 2017)

4.12
Indenture, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.13	Forms of 6.875% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)
4.14
Registration Rights Agreement, dated as of October 16, 2013, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBC Capital Markets, LLC as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 16, 2013)

4.15
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

4.16
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

4.17
Third Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014)

4.18
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

4.19
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

4.21
Registration Rights Agreement, dated December 2, 2013, by and among NGL Energy Partners LP and the purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

4.22
Indenture, dated as of July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.23
Forms of 5.125% Senior Notes due 2019 (incorporated by reference and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

Exhibit Number	Description
4.24
Registration Rights Agreement, dated July 9, 2014, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the Guarantors listed therein on Exhibit A and RBS Securities Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 9, 2014)

4.25
First Supplemental Indenture, dated as of July 31, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014)

4.26
Second Supplemental Indenture, dated as of December 1, 2014, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.32 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.27
Third Supplemental Indenture, dated as of February 17, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.33 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)

4.28
Fourth Supplemental Indenture, dated as of August 21, 2015, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015)

4.29
Registration Rights Agreement, dated May 11, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC and Highstar NGL Main Interco LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

4.30
Amendment to Registration Rights Agreement, dated June 24, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC, Highstar NGL Main Interco LLC and NGL CIV A, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

4.31
Indenture, dated as of October 24, 2016, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 24, 2016)

4.32
Forms of 7.5% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 24, 2016)

4.33
Registration Rights Agreement, dated as of October 24, 2016, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 24, 2016)

4.34
Indenture, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.35
Forms of 6.125% Senior Notes due 2025 (included as Exhibits A1 and A2 to Exhibit 4.1 of this Current Report on Form 8-K) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.36
Registration Rights Agreement, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

10.1
Amended and Restated Credit Agreement, dated as of February 14, 2017, by and among NGL Energy Partners LP, NGL Energy Operating LLC, the subsidiary guarantors party thereto, Deutsche Bank Trust Company Americas, Deutsche Bank AG, New York Branch, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 15, 2017)

10.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 31, 2017, among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 5, 2017)

10.3
Class A Convertible Preferred Unit and Warrant Purchase Agreement, dated as of April 21, 2016, by and among NGL Energy Partners LP, Highstar NGL Prism/IV-A Interco LLC and Highstar NGL Main Interco LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 27, 2016)

10.4
Amendment to Class A Convertible Preferred Unit and Warrant Purchase Agreement, dated as of June 23, 2016, by and among NGL Energy Partners LP and Highstar NGL Prism/IV-A Interco LLC, Highstar NGL Main Interco LLC and NGL CIV A, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 28, 2016)

10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed on June 28, 2016)
10.6
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

Exhibit Number	Description
10.7+
Letter Agreement among Silverthorne Energy Holdings LLC, Shawn W. Coady and Todd M. Coady dated October 14, 2010 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-172186) filed with the SEC on April 15, 2011)

10.8+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 17, 2011)
10.9+
Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

10.10	NGL Performance Unit Program (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2015 filed with the SEC on June 1, 2015)
12.1*	Computation of ratios of earnings to fixed charges and combined fixed charges and preferred unit distributions
21.1*	List of Subsidiaries of NGL Energy Partners LP
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended March 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016, and 2015, and (vi) Notes to Consolidated Financial Statements.

+	Management contracts or compensatory plans or arrangements.