Form 10-Q
period 2017-09-30
NGL Energy Partners LP
filed 2017-11-07
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

At November 3, 2017, there were 120,512,692 common units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Quarterly Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our general partner believe such forward-looking statements are reasonable, neither we nor our general partner can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•	the prices of crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel;

•	energy prices generally;

•	the general level of crude oil, natural gas, and natural gas liquids production;

•	the general level of demand, and the availability of supply, for crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel;

•	the level of crude oil and natural gas drilling and production in areas where we have water treatment and disposal facilities;

•	the prices of propane and distillates relative to the prices of alternative and competing fuels;

•	the price of gasoline relative to the price of corn, which affects the price of ethanol;

•	the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of foreign oil and gas producing nations;

•	the effect of weather conditions on supply and demand for crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel;

•	the effect of natural disasters, lightning strikes, or other significant weather events;

•	the availability of local, intrastate, and interstate transportation infrastructure with respect to our truck, railcar, and barge transportation services;

•	the availability, price, and marketing of competing fuels;

•	the effect of energy conservation efforts on product demand;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	the effect of legislative and regulatory actions on hydraulic fracturing, wastewater disposal, and the treatment of flowback and produced water;

•	hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;

•	the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other marketers;

•	loss of key personnel;

•	the ability to renew contracts with key customers;

•	the ability to maintain or increase the margins we realize for our terminal, barging, trucking, wastewater disposal, recycling, and discharge services;

•	the ability to renew leases for our leased equipment and storage facilities;

•	the nonpayment or nonperformance by our counterparties;

•	the availability and cost of capital and our ability to access certain capital sources;

•	a deterioration of the credit and capital markets;

•	the ability to successfully identify and complete accretive acquisitions, and integrate acquired assets and businesses;

•	changes in the volume of hydrocarbons recovered during the wastewater treatment process;

•	changes in the financial condition and results of operations of entities in which we own noncontrolling equity interests;

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and under Part II, Item 1A–“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2017	March 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,407	$12,264
Accounts receivable-trade, net of allowance for doubtful accounts of $5,799 and $5,234, respectively	841,645	800,607
Accounts receivable-affiliates	2,918	6,711
Inventories	570,733	561,432
Prepaid expenses and other current assets	112,517	103,193
Total current assets	1,546,220	1,484,207
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $432,820 and $375,594, respectively	1,768,485	1,790,273
GOODWILL	1,339,416	1,451,716
INTANGIBLE ASSETS, net of accumulated amortization of $435,457 and $414,605, respectively	1,112,535	1,163,956
INVESTMENTS IN UNCONSOLIDATED ENTITIES	198,281	187,423
LOAN RECEIVABLE-AFFILIATE	4,160	3,200
OTHER NONCURRENT ASSETS	240,561	239,604
Total assets	$6,209,658	$6,320,379
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$635,312	$658,021
Accounts payable-affiliates	4,749	7,918
Accrued expenses and other payables	227,069	207,125
Advance payments received from customers	80,378	35,944
Current maturities of long-term debt	42,373	29,590
Total current liabilities	989,881	938,598
LONG-TERM DEBT, net of debt issuance costs of $29,094 and $33,458, respectively, and current maturities	2,993,461	2,963,483
OTHER NONCURRENT LIABILITIES	175,885	184,534
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 19,942,169 and 19,942,169 preferred units issued and outstanding, respectively	71,009	63,890
REDEEMABLE NONCONTROLLING INTEREST	3,129	3,072

EQUITY:
General partner, representing a 0.1% interest, 120,633 and 120,300 notional units, respectively	(50,872)	(50,529)
Limited partners, representing a 99.9% interest, 120,512,692 and 120,179,407 common units issued and outstanding, respectively	1,819,491	2,192,413
Class B preferred limited partners, 8,400,000 and 0 preferred units issued and outstanding, respectively	202,755	—
Accumulated other comprehensive loss	(2,262)	(1,828)
Noncontrolling interests	7,181	26,746
Total equity	1,976,293	2,166,802
Total liabilities and equity	$6,209,658	$6,320,379
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Crude Oil Logistics	$437,022	$349,885	$941,937	$775,836
Water Solutions	51,032	39,733	97,999	75,486
Liquids	393,123	234,260	670,937	439,309
Retail Propane	64,700	51,090	131,772	111,477
Refined Products and Renewables	2,977,206	2,370,322	5,861,843	4,364,885
Other	246	248	407	515
Total Revenues	3,923,329	3,045,538	7,704,895	5,767,508
COST OF SALES:
Crude Oil Logistics	401,170	340,518	870,640	745,748
Water Solutions	2,674	(1,807)	2,827	3,394
Liquids	377,569	209,283	648,643	400,275
Retail Propane	31,320	20,691	60,956	45,511
Refined Products and Renewables	2,957,867	2,359,932	5,829,569	4,300,019
Other	121	113	194	223
Total Cost of Sales	3,770,721	2,928,730	7,412,829	5,495,170
OPERATING COSTS AND EXPENSES:
Operating	75,970	73,255	152,439	148,427
General and administrative	23,480	27,926	48,471	69,797
Depreciation and amortization	65,208	50,603	129,087	99,509
Loss (gain) on disposal or impairment of assets, net	111,452	852	100,238	(203,467)
Revaluation of liabilities	5,600	—	5,600	—
Operating (Loss) Income	(129,102)	(35,828)	(143,769)	158,072
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	2,028	53	3,844	447
Revaluation of investments	—	—	—	(14,365)
Interest expense	(50,233)	(33,442)	(99,459)	(63,880)
Gain (loss) on early extinguishment of liabilities, net	1,943	938	(1,338)	30,890
Other income, net	1,896	2,081	4,006	5,853
(Loss) Income Before Income Taxes	(173,468)	(66,198)	(236,716)	117,017
INCOME TAX EXPENSE	(111)	(460)	(570)	(922)
Net (Loss) Income	(173,579)	(66,658)	(237,286)	116,095
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(80)	59	(132)	(5,774)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	288	—	685	—
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	(173,371)	(66,599)	(236,733)	110,321
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS	(16,098)	(8,668)	(25,782)	(12,052)
LESS: NET LOSS (INCOME) ALLOCATED TO GENERAL PARTNER	154	45	194	(158)
LESS: REPURCHASE OF WARRANTS	—	—	(349)	—
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(189,315)	$(75,222)	$(262,670)	$98,111
BASIC (LOSS) INCOME PER COMMON UNIT	$(1.56)	$(0.71)	$(2.17)	$0.93
DILUTED (LOSS) INCOME PER COMMON UNIT	$(1.56)	$(0.71)	$(2.17)	$0.91
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	121,314,636	106,186,389	120,927,400	105,183,556
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	121,314,636	106,186,389	120,927,400	107,997,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(173,579)	$(66,658)	$(237,286)	$116,095
Other comprehensive loss	(59)	(333)	(434)	(485)
Comprehensive (loss) income	$(173,638)	$(66,991)	$(237,720)	$115,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2017
(in Thousands, except unit amounts)

		Limited Partners
		Class B Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2017	$(50,529)	—	$—	120,179,407	$2,192,413	$(1,828)	$26,746	$2,166,802
Distributions to general and common unit partners and preferred unitholders (Note 10)	(161)	—	—	—	(112,898)	—	—	(113,059)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,082)	(3,082)
Contributions	—	—	—	—	—	—	23	23
Purchase of noncontrolling interest (Note 4)	—	—	—	—	(6,245)	—	(16,638)	(22,883)
Redemption valuation adjustment (Note 2)	—	—	—	—	(741)	—	—	(741)
Repurchase of warrants (Note 10)	—	—	—	—	(10,549)	—	—	(10,549)
Equity issued pursuant to incentive compensation plan (Note 10)	12	—	—	956,821	12,920	—	—	12,932
Common unit repurchases (Note 10)	—	—	—	(1,231,189)	(11,663)	—	—	(11,663)
Conversion of warrants (Note 10)	—	—	—	607,653	6	—	—	6
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(7,213)	—	—	(7,213)
Issuance of Class B preferred units (Note 10)	—	8,400,000	202,755	—	—	—	—	202,755
Net (loss) income	(194)	—	—	—	(236,539)	—	132	(236,601)
Other comprehensive loss	—	—	—	—	—	(434)	—	(434)
BALANCES AT SEPTEMBER 30, 2017	$(50,872)	8,400,000	$202,755	120,512,692	$1,819,491	$(2,262)	$7,181	$1,976,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net (loss) income	$(237,286)	$116,095
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs	137,687	108,133
Loss (gain) on early extinguishment or revaluation of liabilities, net	6,938	(30,890)
Non-cash equity-based compensation expense	14,886	32,994
Loss (gain) on disposal or impairment of assets, net	100,238	(203,467)
Provision for doubtful accounts	170	(122)
Net adjustments to fair value of commodity derivatives	34,882	44,966
Equity in earnings of unconsolidated entities	(3,844)	(447)
Distributions of earnings from unconsolidated entities	2,777	42
Revaluation of investments	—	14,365
Other	9,399	(2,938)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(37,903)	(54,069)
Inventories	(18,585)	(151,507)
Other current and noncurrent assets	(24,762)	(44,798)
Accounts payable-trade and affiliates	(27,412)	90,496
Other current and noncurrent liabilities	52,769	26,270
Net cash provided by (used in) operating activities	9,954	(54,877)
INVESTING ACTIVITIES:
Capital expenditures	(56,468)	(201,633)
Acquisitions, net of cash acquired	(48,434)	(113,297)
Cash flows from settlements of commodity derivatives	(22,039)	(25,015)
Proceeds from sales of assets	24,586	396
Proceeds from sale of TLP common units	—	112,370
Investments in unconsolidated entities	(14,150)	—
Distributions of capital from unconsolidated entities	4,378	5,233
Payments on loan for natural gas liquids facility	4,875	4,324
Loan to affiliate	(960)	(1,700)
Payments on loan to affiliate	—	655
Payment to terminate development agreement	—	(16,875)
Net cash used in investing activities	(108,212)	(235,542)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	814,500	770,000
Payments on Revolving Credit Facility	(657,500)	(595,500)
Repurchase of senior secured and senior unsecured notes	(115,407)	(15,129)
Payments on other long-term debt	(3,163)	(4,423)
Debt issuance costs	(2,474)	(320)
Contributions from general partner	—	59
Contributions from noncontrolling interest owners, net	23	465
Distributions to general and common unit partners and preferred unitholders	(107,389)	(83,707)
Distributions to noncontrolling interest owners	(3,082)	(2,750)
Proceeds from sale of preferred units, net of offering costs	202,755	235,018
Repurchase of warrants	(10,549)	—
Common unit repurchases	(11,663)	—
Proceeds from sale of common units, net of offering costs	—	9,383
Payments for settlement and early extinguishment of liabilities	(1,650)	(27,406)
Other	—	(20)
Net cash provided by financing activities	104,401	285,670
Net increase (decrease) in cash and cash equivalents	6,143	(4,749)
Cash and cash equivalents, beginning of period	12,264	28,176
Cash and cash equivalents, end of period	$18,407	$23,427
Supplemental cash flow information:
Cash interest paid	$96,217	$58,869
Income taxes paid (net of income tax refunds)	$1,473	$1,755
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B preferred unitholders	$5,670	$—
Accrued capital expenditures	$2,907	$2,073
Value of common units issued in business combinations	$—	$3,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2017, our operations include:

•
Our Crude Oil Logistics segment purchases crude oil from producers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides terminaling, trucking, marine and pipeline transportation services through its owned assets.

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

Critical estimates we make in the preparation of our unaudited condensed consolidated financial statements include, among others, determining the fair value of assets and liabilities acquired in business combinations, the collectibility of accounts receivable, the recoverability of inventories, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the impairment of long-lived assets and goodwill, the fair value of asset retirement obligations, the value of equity-based compensation, and accruals for environmental matters. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

Revenues during the three months ended September 30, 2017 and 2016 include $0.3 million and $1.2 million, respectively, and revenues during the six months ended September 30, 2017 and 2016 include $0.7 million and $2.5 million, respectively, associated with the amortization of a liability recorded in the acquisition accounting for an acquired business related to certain out-of-market revenue contracts.

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

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2017 or March 31, 2017.

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

Inventories consist of the following at the dates indicated:

	September 30, 2017	March 31, 2017
	(in thousands)
Crude oil	$81,969	$146,857
Natural gas liquids:
Propane	107,364	38,631
Butane	93,257	5,992
Other	9,389	6,035
Refined products:
Gasoline	131,640	193,051
Diesel	90,696	98,237
Renewables:
Ethanol	31,273	42,009
Biodiesel	16,517	21,410
Other	8,628	9,210
Total	$570,733	$561,432

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired or Formed	September 30, 2017	March 31, 2017
				(in thousands)
Glass Mountain Pipeline, LLC (2)	Crude Oil Logistics	50%	December 2013	$181,982	$172,098
E Energy Adams, LLC	Refined Products and Renewables	19%	December 2013	14,264	12,952
Water treatment and disposal facility (3)	Water Solutions	50%	August 2015	2,035	2,147
Victory Propane, LLC (4)	Retail Propane	50%	April 2015	—	226
Total				$198,281	$187,423

(1)	Ownership interest percentages are at September 30, 2017.

(2)
Our investment in Glass Mountain Pipeline, LLC (“Glass Mountain”) exceeds our proportionate share of the historical net book value of Glass Mountain’s net assets by $71.5 million at September 30, 2017. This difference relates primarily to goodwill and customer relationships. We amortize the value of the customer relationships and record the expense within equity in earnings of unconsolidated entities in our unaudited condensed consolidated statement of operations.

(3)	This is an investment in an unincorporated joint venture.

(4)	This investment is negative at September 30, 2017 and has been reclassified to current liabilities within our unaudited condensed consolidated balance sheet as we believe the decline to be temporary.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2017	March 31, 2017
	(in thousands)
Loan receivable (1)	$35,242	$40,684
Line fill (2)	30,628	30,628
Tank bottoms (3)	42,044	42,044
Minimum shipping fees - pipeline commitments (4)	76,619	67,996
Other	56,028	58,252
Total	$240,561	$239,604

(1)	Represents a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Represents minimum volumes of crude oil we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2017 and March 31, 2017, line fill consisted of 427,193 barrels and 427,193 barrels of crude oil, respectively. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At September 30, 2017 and March 31, 2017, tank bottoms held in third party terminals consisted of 366,212 barrels and 366,212 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

(4)
Represents the minimum shipping fees paid in excess of volumes shipped for two contracts. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). Under these contracts, we currently have 2.6 years and 3.0 years, respectively, in which to ship the excess volumes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2017	March 31, 2017
	(in thousands)
Accrued compensation and benefits	$23,083	$22,227
Excise and other tax liabilities	56,562	64,051
Derivative liabilities	28,942	27,622
Accrued interest	41,916	44,418
Product exchange liabilities	25,869	1,693
Deferred gain on sale of general partner interest in TLP	30,113	30,113
Other	20,584	17,001
Total	$227,069	$207,125

Deferred Gain on Sale of General Partner Interest in TLP

On February 1, 2016, we sold our general partner interest in TransMontaigne Partners L.P. (“TLP”) to an affiliate of ArcLight Capital Partners. We deferred a portion of the gain on the sale and will recognize this amount over our future lease payment obligations, which is approximately seven years. During the three months ended September 30, 2017 and 2016, we recognized $7.5 million and $7.5 million, respectively, and during the six months ended September 30, 2017 and 2016, we recognized $15.1 million and $15.1 million, respectively, of the deferred gain in our unaudited condensed consolidated statements of operations. Within our September 30, 2017 unaudited condensed consolidated balance sheet, the current portion of the deferred gain, $30.1 million, is recorded in accrued expenses and other payables, and the long-term portion, $124.2 million, is recorded in other noncurrent liabilities.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and any distributions that are paid. Noncontrolling interests are reported as a component of equity, unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in our unaudited condensed consolidated balance sheet. The redeemable noncontrolling interest is adjusted at each balance sheet date to its maximum redemption value if the amount is greater than the carrying value. During the six months ended September 30, 2017, we recorded $0.7 million to adjust the redeemable noncontrolling interest to its maximum redemption value.

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

Also, as discussed in Note 4, we made certain adjustments during the six months ended September 30, 2017 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the fiscal year ended March 31, 2017.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, “Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments.” The ASU requires cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability to be separated and classified as cash outflows for financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities and any excess should be classified as operating activities. We adopted this ASU effective April 1, 2017 and have revised previously reported information.

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

We are in the process of evaluating our revenue contracts by segment and type to determine the potential impact of adopting this ASU. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts, particularly contracts with minimum volume commitments, tiered pricing, non-cash consideration and multi-year services arrangements, may be impacted by the adoption of this ASU; however, we are still in the process of quantifying these impacts and have not yet determined whether they would be material to our consolidated financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under this ASU. We continue to monitor additional authoritative or interpretive guidance related to this ASU as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us. We currently anticipate utilizing a modified retrospective adoption as of April 1, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3—(Loss) Income Per Common Unit

The following table presents our calculation of basic and diluted weighted average units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Weighted average units outstanding during the period:
Common units - Basic	121,314,636	106,186,389	120,927,400	105,183,556
Effect of Dilutive Securities:
Performance units	—	—	—	10,557
Warrants	—	—	—	2,803,436
Common units - Diluted	121,314,636	106,186,389	120,927,400	107,997,549

For the three months ended September 30, 2017 and 2016, and the six months ended September 30, 2017, Class A Preferred Units (as defined herein), warrants, Performance Awards (as defined herein), and Service Awards (as defined herein) were considered antidilutive. For the six months ended September 30, 2016, Class A Preferred Units and Service Awards were considered antidilutive.

Our (loss) income per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except unit and per unit amounts)
Net (loss) income	$(173,579)	$(66,658)	$(237,286)	$116,095
Less: Net (income) loss attributable to noncontrolling interests	(80)	59	(132)	(5,774)
Less: Net loss attributable to redeemable noncontrolling interests	288	—	685	—
Net (loss) income attributable to NGL Energy Partners LP	(173,371)	(66,599)	(236,733)	110,321
Less: Distributions to preferred unitholders	(16,098)	(8,668)	(25,782)	(12,052)
Less: Net loss (income) allocated to general partner (1)	154	45	194	(158)
Less: Repurchase of warrants (2)	—	—	(349)	—
Net (loss) income allocated to common unitholders	$(189,315)	$(75,222)	$(262,670)	$98,111
Basic (loss) income per common unit	$(1.56)	$(0.71)	$(2.17)	$0.93
Diluted (loss) income per common unit	$(1.56)	$(0.71)	$(2.17)	$0.91
Basic weighted average common units outstanding	121,314,636	106,186,389	120,927,400	105,183,556
Diluted weighted average common units outstanding	121,314,636	106,186,389	120,927,400	107,997,549

(1)	Net loss (income) allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

(2)	This amount represents the excess of the repurchase price over the fair value of the warrants, as discussed further in Note 10.

Note 4—Acquisitions

The following summarizes our acquisitions during the six months ended September 30, 2017:

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

We accounted for the transaction as an acquisition of assets. Acquiring assets in groups requires not only ascertaining the cost of the asset (or net asset) group but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of a group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed/released based on their relative fair values and does not give rise to goodwill or bargain purchase gains. We allocated $22.9 million to noncontrolling interest and $0.2 million to land. The acquisition of the remaining interest was accounted for as an equity transaction, no gain or loss was recorded and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. As of the date of the transaction, the 50% noncontrolling interest had a carrying value of $16.6 million. For the termination of the non-compete agreement, we recorded a gain of $1.3 million, which included the carrying value of the non-compete agreement intangible asset that was written off (see Note 7). This gain was recorded within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations during the six months ended September 30, 2017.

Retail Propane Businesses

During the six months ended September 30, 2017, we acquired four retail propane businesses for total consideration of $29.3 million. The agreements for these acquisitions contemplate post-closing payments for certain working capital items.

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed for these retail propane businesses, and as a result, the estimates of fair value at September 30, 2017 are subject to change. The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$1,880
Property, plant and equipment	10,051
Goodwill	4,150
Intangible assets	14,875
Current liabilities	(1,484)
Other noncurrent liabilities	(134)
Fair value of net assets acquired	$29,338

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

The operations of these retail propane businesses have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the six months ended September 30, 2017 includes revenues of $2.8 million and operating income of less than $0.1 million that were generated by the operations of two of these retail propane businesses. The revenues and operating income of the other retail propane business acquisitions are not considered material.

The following summarizes the status of the preliminary purchase price allocation of acquisitions prior to April 1, 2017:

Water Solutions Facilities

During the six months ended September 30, 2017, we completed the acquisition accounting for two water solutions facilities. During the six months ended September 30, 2017, we received additional information and recorded a decrease of $0.2 million to property, plant and equipment and an increase of less than $0.1 million to other noncurrent liabilities related to an asset retirement obligation. The offset of these adjustments was recorded to goodwill.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Retail Propane Businesses

During the six months ended September 30, 2017, we completed the acquisition accounting for three retail propane businesses. During the six months ended September 30, 2017, we received additional information and recorded a decrease of $0.2 million to current assets and a decrease of less than $0.1 million to property, plant and equipment. The offset of these adjustments was recorded to goodwill. In addition, we paid $0.4 million in cash to the sellers during the six months ended September 30, 2017 for consideration that was held back at the acquisition date, which we recorded as a liability within accrued expenses and other payables in our unaudited condensed consolidated balance sheet.

Natural Gas Liquids Facilities

During the three months ended June 30, 2017, we completed the acquisition accounting for certain natural gas liquids facilities acquired in January 2017. There were no material adjustments to the fair value of assets acquired and liabilities assumed during the three months ended June 30, 2017.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives	September 30, 2017	March 31, 2017
		(in thousands)
Natural gas liquids terminal and storage assets	2–30 years	$237,468	$207,825
Pipeline and related facilities	30–40 years	255,894	248,582
Refined products terminal assets and equipment	15–25 years	6,736	6,736
Retail propane equipment	2–30 years	248,971	239,417
Vehicles and railcars	3–25 years	199,661	198,480
Water treatment facilities and equipment	3–30 years	576,765	557,100
Crude oil tanks and related equipment	2–30 years	217,610	203,003
Barges and towboats	5–30 years	91,884	91,037
Information technology equipment	3–7 years	44,531	43,880
Buildings and leasehold improvements	3–40 years	176,877	161,957
Land		61,221	56,545
Tank bottoms and line fill (1)		25,458	24,462
Other	3–20 years	20,840	39,132
Construction in progress		37,389	87,711
		2,201,305	2,165,867
Accumulated depreciation		(432,820)	(375,594)
Net property, plant and equipment		$1,768,485	$1,790,273

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Depreciation expense	$33,788	$28,703	$66,132	$56,357
Capitalized interest expense	$—	$1,069	$—	$4,804

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We record losses (gains) from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2017, we recorded a net loss of $1.9 million, of which $0.4 million related to a gain on the sale of excess pipe in our Crude Oil Logistics segment. During the six months ended September 30, 2017, we recorded a net gain of $0.6 million, of which $3.8 million related to the gain on the sale of excess pipe in our Crude Oil Logistics segment. The gain was partially offset by losses from the sale of certain assets and the write down of certain other assets.

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the six months ended September 30, 2017:

	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2017	$579,846	$424,270	$266,046	$130,427	$51,127	$1,451,716
Revisions to acquisition accounting (Note 4)	—	195	—	232	—	427
Acquisitions (Note 4)	—	—	—	4,150	—	4,150
Impairment	—	—	(116,877)	—	—	(116,877)
Balances at September 30, 2017	$579,846	$424,465	$149,169	$134,809	$51,127	$1,339,416

Goodwill Impairment

Due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods, we tested the goodwill within our natural gas liquids salt cavern storage reporting unit (“Sawtooth reporting unit”), which is part of our Liquids segment, for impairment at September 30, 2017. We estimated the fair value of our Sawtooth reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of our Sawtooth reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) expected storage volumes, which are assumed to increase in the coming years due to increased production of natural gas liquids, (ii) expected propane and butane prices and (iii) expected rental fees. We assumed a 2% per year increase in commodity prices and a 4% increase in rental fees per year starting in April 2018, and held such prices and fees flat for periods in our model beyond our 2023 fiscal year. For expenses, we assumed an increase consistent with the increase in storage volumes, and maintenance capital was held flat throughout the model. The discount rate used in our discounted cash flow method was a risk adjusted weighted average cost of capital calculated as of September 30, 2017 of 12%. The discounted cash flow results indicated that the estimated fair value of our Sawtooth reporting unit was less than its carrying value by approximately 32% at September 30, 2017.

During the three months ended September 30, 2017, we recorded a goodwill impairment charge of $116.9 million, which was recorded within loss (gain) on disposal or impairment of assets, net, in our unaudited condensed consolidated statement of operations. At September 30, 2017, our Sawtooth reporting unit had a goodwill balance of $66.2 million.

Our estimated fair value is predicated upon management’s assumption of the growth in the production of natural gas liquids and the decline in the use of railcars to store natural gas liquids. We used these assumptions to estimate the demand for storage at our facility and the revenue generated by customers reserving capacity at our facility. Due to the current volatility in commodity prices and the excess railcars currently in the market, we believe it is reasonably possible that the need for underground storage we estimate in our model does not materialize, such that our estimate of fair value could change and result in further impairment of the goodwill in our Sawtooth reporting unit.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		September 30, 2017			March 31, 2017
Description	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Amortizable:
Customer relationships	3–20 years	$906,229	$343,377	$562,852	$906,782	$316,242	$590,540
Customer commitments	10 years	310,000	28,417	281,583	310,000	12,917	297,083
Pipeline capacity rights	30 years	161,785	14,349	147,436	161,785	11,652	150,133
Rights-of-way and easements	1–40 years	63,669	2,901	60,768	63,402	2,154	61,248
Executory contracts and other agreements	3–30 years	23,097	16,433	6,664	29,036	20,457	8,579
Non-compete agreements	2–32 years	18,198	5,979	12,219	32,984	17,762	15,222
Trade names	1–10 years	4,074	1,736	2,338	15,439	13,396	2,043
Debt issuance costs (1)	5 years	40,790	22,265	18,525	38,983	20,025	18,958
Total amortizable		1,527,842	435,457	1,092,385	1,558,411	414,605	1,143,806
Non-amortizable:
Trade names		20,150	—	20,150	20,150	—	20,150
Total non-amortizable		20,150	—	20,150	20,150	—	20,150
Total		$1,547,992	$435,457	$1,112,535	$1,578,561	$414,605	$1,163,956

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

The weighted-average remaining amortization period for intangible assets is approximately 11.4 years.

Write off of Intangible Asset

During the six months ended September 30, 2017, we wrote off $1.8 million related to the non-compete agreement which was terminated as part of our acquisition of the remaining interest in NGL Solids Solutions, LLC (see Note 4).

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2017	2016	2017	2016
	(in thousands)
Depreciation and amortization	$31,420	$21,900	$62,955	$43,152
Cost of sales	1,506	1,749	3,091	3,345
Interest expense	1,154	1,731	2,240	3,456
Total	$34,080	$25,380	$68,286	$49,953

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2018 (six months)	$66,729
2019	129,561
2020	126,174
2021	113,067
2022	97,964
Thereafter	558,890
Total	$1,092,385

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2017			March 31, 2017
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$102,000	$—	$102,000	$—	$—	$—
Working capital borrowings	869,500	—	869,500	814,500	—	814,500
Senior secured notes	195,000	(3,514)	191,486	250,000	(4,559)	245,441
Senior unsecured notes:
5.125% Notes due 2019	360,781	(2,342)	358,439	379,458	(3,191)	376,267
6.875% Notes due 2021	367,048	(5,131)	361,917	367,048	(5,812)	361,236
7.500% Notes due 2023	673,543	(10,166)	663,377	700,000	(11,329)	688,671
6.125% Notes due 2025	484,300	(7,941)	476,359	500,000	(8,567)	491,433
Other long-term debt	12,756	—	12,756	15,525	—	15,525
	3,064,928	(29,094)	3,035,834	3,026,531	(33,458)	2,993,073
Less: Current maturities	42,373	—	42,373	29,590	—	29,590
Long-term debt	$3,022,555	$(29,094)	$2,993,461	$2,996,941	$(33,458)	$2,963,483

(1)	Debt issuance costs related to the Revolving Credit Facility (as defined herein) are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to long-term debt in the table above was $1.6 million and $1.0 million during the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $1.8 million during the six months ended September 30, 2017 and 2016, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2018 (six months)	$3,034
2019	6,061
2020	5,135
2021	4,754
2022	4,173
Thereafter	5,937
Total	$29,094

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Credit Agreement

We are party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. As of September 30, 2017, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.05 billion for cash borrowings and letters of credit, (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $715.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). During the three months ended September 30, 2017, we reallocated $50.0 million from the Expansion Capital Facility to the Working Capital Facility. We had letters of credit of $115.1 million on the Working Capital Facility at September 30, 2017.

At September 30, 2017, the borrowings under the Credit Agreement had a weighted average interest rate of 4.50%, calculated as the weighted average LIBOR rate of 1.24% plus a margin of 3.00% for LIBOR borrowings and the prime rate of 4.25% plus a margin of 2.00% on alternate base rate borrowings. At September 30, 2017, the interest rate in effect on letters of credit was 3.00%. Commitment fees were charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

On June 2, 2017, we amended our Credit Agreement. The amendment, among other things, restricts us from increasing our distribution rate over the amount paid in the preceding quarter if our leverage ratio is greater than 4.25 to 1. The following table summarizes the debt covenant levels specified in the Credit Agreement as of September 30, 2017:

		Senior Secured	Interest
Period Beginning	Leverage Ratio (1)	Leverage Ratio (1)	Coverage Ratio (2)
September 30, 2017	5.50	2.50	2.25
March 31, 2018	4.75	3.25	2.75
March 31, 2019 and thereafter	4.50	3.25	2.75

(1)	Amount represents the maximum ratio for the period presented.

(2)	Amount represents the minimum ratio for the period presented.

At September 30, 2017 our leverage ratio was approximately 5.42 to 1, our senior secured leverage ratio was approximately 0.75 to 1 and our interest coverage ratio was approximately 2.26 to 1.

At September 30, 2017, we were in compliance with the covenants under the Credit Agreement.

Senior Secured Notes

During the six months ended September 30, 2017, we repurchased $55.0 million of our senior secured notes for an aggregate purchase price of $57.2 million (excluding payments of accrued interest), and recorded a loss on the early extinguishment of $3.2 million (net of $1.0 million of debt issuance costs.) Following the repurchase, semi-annual installment payments will be $19.5 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022.

On August 2, 2017, we amended the note purchase agreement for our senior secured notes with an effective date of June 2, 2017. The amendment, among other things, conforms the financial covenants to match the amended terms of the Credit Agreement and provides for an increase in interest charged if our leverage ratio exceeds certain predetermined levels. In addition, the amendment also restricts us from increasing our distribution rate over the amount paid in the preceding quarter if our interest coverage ratio is less than 3.00 to 1.

At September 30, 2017, we were in compliance with the covenants under the note purchase agreement for our senior secured notes.

Senior Unsecured Notes

Registration Rights

In connection with the issuance of the 7.50% senior notes due 2023 (the “2023 Notes”) and the 6.125% senior notes due 2025 (the “2025 Notes”), we entered into a registration rights agreement in which we agreed to file a registration statement

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

with the SEC so that the holders can exchange the 2023 Notes and the 2025 Notes for registered notes that have substantially identical terms as the 2023 Notes and the 2025 Notes and evidence the same indebtedness of the 2023 Notes and the 2025 Notes. In addition, the subsidiary guarantors agreed to exchange the guarantee related to the 2023 Notes and the 2025 Notes for a registered guarantee having substantially the same terms as the original guarantee. We filed a registration statement for both the 2023 Notes and the 2025 Notes with the SEC which became effective on July 11, 2017 and 99.98% of the 2023 Notes and 99.98% of the 2025 Notes were exchanged on August 8, 2017.

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2017	2017
	(in thousands)
2019 Notes
Notes repurchased	$1,475	$18,677
Cash paid (excluding payments of accrued interest)	$1,449	$18,641
Gain (loss) on early extinguishment of debt (1)	$15	$(102)

2023 Notes
Notes repurchased	$26,457	$26,457
Cash paid (excluding payments of accrued interest)	$25,459	$25,459
Gain on early extinguishment of debt (2)	$595	$595

2025 Notes
Notes repurchased	$15,700	$15,700
Cash paid (excluding payments of accrued interest)	$14,108	$14,108
Gain on early extinguishment of debt (3)	$1,333	$1,333

(1)
Gain (loss) on the early extinguishment of debt for the 2019 Notes during the three months and six months ended September 30, 2017 are net of debt issuance costs of less than $0.1 million and $0.1 million, respectively.

(2)
Gains on the early extinguishment of debt for the 2023 Notes during the three months and six months ended September 30, 2017 are net of debt issuance costs of $0.4 million and $0.4 million, respectively.

(3)
Gains on the early extinguishment of debt for the 2025 Notes during the three months and six months ended September 30, 2017 are net of debt issuance costs of $0.3 million and $0.3 million, respectively.

At September 30, 2017, we were in compliance with the covenants under the indentures for all of the senior unsecured notes.

Other Long-Term Debt

We have executed various non-interest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. These instruments have a principal balance of $6.5 million at September 30, 2017, and the implied interest rates on these instruments range from 1.91% to 7.00% per year. We also have certain notes payable related to equipment financing. These instruments have a principal balance of $6.3 million at September 30, 2017, and the interest rates on these instruments range from 4.13% to 7.10% per year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2017:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Secured Notes	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2018 (six months)	$—	$19,500	$—	$1,793	$21,293
2019	—	39,000	—	2,895	41,895
2020	—	39,000	360,781	2,285	402,066
2021	—	39,000	—	5,450	44,450
2022	971,500	39,000	367,048	274	1,377,822
Thereafter	—	19,500	1,157,843	59	1,177,402
Total	$971,500	$195,000	$1,885,672	$12,756	$3,064,928

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

Environmental Matters

Our unaudited condensed consolidated balance sheet at September 30, 2017 includes a liability, measured on an undiscounted basis, of $2.1 million related to environmental matters, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

As previously disclosed, the U.S. Environmental Protection Agency (“EPA”) had informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (“Gavilon Energy”), of alleged violations in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint, which was denied on May 24, 2017. On October 17, 2017, the EPA filed a motion for partial summary judgment against Gavilon Energy. Consistent with our position against the previous EPA allegations, we deny the allegations in the amended civil complaint and that the EPA is entitled to summary judgment and we intend to continue vigorously defending ourselves in the civil action. However, at this time we are unable to determine the outcome of this action or its significance to us.

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

Balance at March 31, 2017	$8,181
Liabilities incurred	422
Liabilities assumed in acquisitions	21
Liabilities settled	(233)
Accretion expense	511
Balance at September 30, 2017	$8,902

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

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at September 30, 2017 (in thousands):

Fiscal Year Ending March 31,
2018 (six months)	$71,787
2019	120,589
2020	107,255
2021	94,118
2022	65,985
Thereafter	93,844
Total	$553,578

Rental expense relating to operating leases was $32.5 million and $27.0 million during the three months ended September 30, 2017 and 2016, respectively, and $63.8 million and $56.9 million during the six months ended September 30, 2017 and 2016, respectively.

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement. We currently have an asset recorded in other noncurrent assets in our unaudited condensed consolidated balance sheet for minimum shipping fees paid in previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at September 30, 2017 (in thousands):

Fiscal Year Ending March 31,
2018 (six months)	$26,001
2019	52,042
2020	42,351
Total	$120,394

Construction Commitments

At September 30, 2017, we had construction commitments of $24.5 million.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At September 30, 2017, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2018 (six months)	$161,432	3,330	$44,816	58,925
2019	—	—	1,340	2,268
Total	$161,432	3,330	$46,156	61,193

Index-Price Commodity Purchase Commitments:
2018 (six months)	$576,009	12,143	$563,817	624,075
2019	524,256	11,595	37,426	45,736
2020	412,569	9,324	—	—
2021	161,485	3,833	—	—
2022	95,761	2,247	—	—
Total	$1,770,080	39,142	$601,243	669,811

(1)
Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa pipeline. As these purchase commitments are deliver-or-pay contracts, we have not entered into corresponding long-term sales contracts for volumes we may not receive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2017, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2018 (six months)	$204,579	4,196	$137,467	159,427
2019	—	—	7,209	9,827
2020	—	—	163	215
Total	$204,579	4,196	$144,839	169,469

Index-Price Commodity Sale Commitments:
2018 (six months)	$480,203	9,507	$522,430	478,300
2019	94,366	1,825	6,163	6,981
2020	54,526	1,070	—	—
Total	$629,095	12,402	$528,593	485,281

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $28.1 million of our prepaid expenses and other current assets and $28.2 million of our accrued expenses and other payables at September 30, 2017.

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

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and the warrants that were converted to common units during the six months ended September 30, 2017, we issued 333 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Common Unit Repurchase Program

On August 29, 2017, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $15.0 million of our outstanding common units through December 31, 2017 from time to time in the open market or in other privately negotiated transactions. During the three months ended September 30, 2017, we repurchased 1,193,635 common units for an aggregate price of $11.2 million, including commissions.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our Distributions

The following table summarizes distributions declared on our common units during the last three quarters:

Date Declared	Record Date	Date Paid/Payable	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2017	May 8, 2017	May 15, 2017	$0.3900	$46,870	$80
July 20, 2017	August 4, 2017	August 14, 2017	$0.3900	$47,460	$81
October 19, 2017	November 6, 2017	November 14, 2017	$0.3900	$47,000	$81
Class A Convertible Preferred Units

On April 21, 2016, we received net proceeds $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Convertible Preferred Units (“Class A Preferred Units”) and 4,375,112 warrants.

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and the warrants. Accretion for the beneficial conversion feature, recorded as a deemed distribution, was $4.0 million and $2.2 million during the three months ended September 30, 2017 and 2016, respectively, and $7.2 million and $3.8 million during the six months ended September 30, 2017 and 2016, respectively.

The holders of the warrants may convert one-third of the warrants from and after the first anniversary of the original issue date, another one-third of the warrants from and after the second anniversary and the final one-third of the warrants from and after the third anniversary. The warrants have an exercise price of $0.01 and an eight year term. During the six months ended September 30, 2017, 607,653 warrants were converted to common units and we received proceeds of less than $0.1 million. In addition, we repurchased 850,716 unvested warrants for a total purchase price of $10.5 million on June 23, 2017. As of September 30, 2017, we had 2,916,743 warrants outstanding.

We pay a cumulative, quarterly distribution in arrears at an annual rate of 10.75% on the Class A Preferred Units to the extent declared by the board of directors of our general partner.

The following table summarizes distributions declared on our Class A Preferred Units during the last three quarters:

		Amount Paid/Payable to Class A
Date Declared	Date Paid/Payable	Preferred Unitholders
		(in thousands)
April 24, 2017	May 15, 2017	$6,449
July 20, 2017	August 14, 2017	$6,449
October 19, 2017	November 14, 2017	$6,449

Class B Preferred Units

During the six months ended September 30, 2017, we issued 8,400,000 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $202.8 million (net of the underwriters’ discount of $6.6 million and offering costs of $0.6 million).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Distributions on the Class B Preferred Units are payable on the 15th day of each January, April, July and October of each year (beginning on October 15, 2017) to holders of record on the first day of each payment month. The initial distribution rate for the Class B Preferred Units from and including the date of original issue to, but not including, July 1, 2022 is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). On and after July 1, 2022, distributions on the Class B Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR plus a spread of 7.213%. On September 18, 2017, the board of directors of our general partner declared a distribution for the three months ended September 30, 2017 of $5.7 million, for which the amount is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2017. The distribution was paid to the holders of the Class B Preferred Units on October 16, 2017.

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

At-The-Market Program

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We did not issue any common units under the ATM Program during the six months ended September 30, 2017, and approximately $134.7 million remained available for sale under the ATM Program at September 30, 2017.

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

The following table summarizes the Service Award activity during the six months ended September 30, 2017:

Unvested Service Award units at March 31, 2017	2,708,500
Units granted	137,921
Units vested and issued	(956,821)
Units forfeited	(51,300)
Unvested Service Award units at September 30, 2017	1,838,300

In connection with the vesting of certain restricted units during the six months ended September 30, 2017, we canceled 37,554 of the newly-vested common units in satisfaction of $0.5 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the scheduled vesting of our unvested Service Award units at September 30, 2017:

Fiscal Year Ending March 31,
2018 (six months)	—
2019	919,350
2020	914,450
2021	4,500
Total	1,838,300

Service Awards are valued at the closing price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date. During the three months ended September 30, 2017 and 2016, we recorded compensation expense related to Service Award units of $3.3 million and $25.8 million, respectively. During the six months ended September 30, 2017 and 2016, we recorded compensation expense related to Service Award units of $8.6 million and $46.7 million, respectively.

Of the restricted units granted and vested during the six months ended September 30, 2017, 66,421 units were granted as a bonus for performance during the fiscal year ended March 31, 2017. We accrued expense of $0.9 million during the fiscal year ended March 31, 2017 as an estimate of the value of such bonus units that would be granted.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at September 30, 2017 (in thousands):

Fiscal Year Ending March 31,
2018 (six months)	$5,865
2019	10,697
2020	2,827
2021	13
Total	$19,402

During April 2015, our general partner granted Performance Award units to certain employees. The number of Performance Award units that will vest is contingent on the performance of our common units relative to the performance of the other entities in the Index. Performance will be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. As of September 30, 2017, performance will be measured over the following periods:

Vesting Date of Tranche	Performance Period for Tranche
July 1, 2018	July 1, 2015 through June 30, 2018
July 1, 2019	July 1, 2016 through June 30, 2019

The following table summarizes the Performance Award activity during the six months ended September 30, 2017:

Unvested Performance Award units at March 31, 2017	1,189,000
Units forfeited	(404,000)
Unvested Performance Award units at September 30, 2017	785,000

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value of the Performance Awards is estimated using a Monte Carlo simulation at the grant date. We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. Any Performance Awards that do not become earned Performance Awards will terminate, expire and otherwise be forfeited by the participants. During the three months ended September 30, 2017 and 2016, we recorded compensation expense related to Performance Award units of $1.3 million and $1.6 million, respectively. During the six months ended September 30, 2017 and 2016, we recorded compensation expense related to Performance Awards units of $3.4 million and $3.1 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Performance Award units at September 30, 2017 (in thousands):

Fiscal Year Ending March 31,
2018 (six months)	$2,635
2019	3,167
2020	642
Total	$6,444

At September 30, 2017, approximately 3.2 million common units remain available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	September 30, 2017		March 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$17,434	$(39,361)	$2,590	$(21,113)
Level 2 measurements	29,080	(30,511)	38,729	(27,799)
	46,514	(69,872)	41,319	(48,912)

Netting of counterparty contracts (1)	(11,127)	11,127	(1,508)	1,508
Net cash collateral (held) provided	(6,284)	27,774	(1,035)	19,604
Commodity derivatives	$29,103	$(30,971)	$38,776	$(27,800)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2017	March 31, 2017
	(in thousands)
Prepaid expenses and other current assets	$29,005	$38,711
Other noncurrent assets	98	65
Accrued expenses and other payables	(28,942)	(27,622)
Other noncurrent liabilities	(2,029)	(178)
Net commodity derivative (liability) asset	$(1,868)	$10,976

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2017:
Cross-commodity (1)	October 2017–March 2018	(225)	$(1,372)
Crude oil fixed-price (2)	October 2017–December 2019	(1,442)	(3,005)
Propane fixed-price (2)	October 2017–December 2018	498	6,165
Refined products fixed-price (2)	October 2017–January 2020	(1,976)	(18,212)
Refined products index (2)	October 2017–December 2017	(6)	(12)
Other	October 2017–March 2022		(6,922)
			(23,358)
Net cash collateral provided			21,490
Net commodity derivative liability			$(1,868)

At March 31, 2017:
Crude oil fixed-price (2)	April 2017–May 2017	(800)	$(55)
Propane fixed-price (2)	April 2017–December 2018	220	1,082
Refined products fixed-price (2)	April 2017–January 2019	(4,682)	(7,729)
Refined products index (2)	April 2017–December 2017	(18)	(103)
Other	April 2017–March 2022		(788)
			(7,593)
Net cash collateral provided			18,569
Net commodity derivative asset			$10,976

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

During the three months and six months ended September 30, 2017, we recorded a net loss of $71.4 million and $34.9 million, respectively, and during the three months and six months ended September 30, 2016, we recorded a net gain of $14.7 million and a net loss of $45.0 million, respectively, from our commodity derivatives to cost of sales in our unaudited condensed consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2017, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2017, we had $971.5 million of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 4.50%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2017 (in thousands):

Senior secured notes	$201,715
Senior unsecured notes:
5.125% Notes due 2019	$360,673
6.875% Notes due 2021	$366,938
7.500% Notes due 2023	$670,605
6.125% Notes due 2025	$451,004

For the senior secured notes, the fair value estimate was developed using observed yields on publicly traded notes issued by us, adjusted for differences in the key terms of those notes and the key terms of our notes (examples include differences in the tenor of the debt, credit standing of the issuer, whether the notes are publicly traded, and whether the notes are secured or unsecured). This fair value estimate would be classified as Level 3 in the fair value hierarchy. For the senior unsecured notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 1 in the fair value hierarchy.

Note 12—Segments

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments.

The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Crude Oil Logistics:
Crude oil sales	$410,274	$341,981	$890,559	$756,600
Crude oil transportation and other	29,315	9,172	56,301	22,106
Elimination of intersegment sales	(2,567)	(1,268)	(4,923)	(2,870)
Total Crude Oil Logistics revenues	437,022	349,885	941,937	775,836
Water Solutions:
Service fees	35,282	28,528	68,603	54,225
Recovered hydrocarbons	10,446	5,681	20,406	12,877
Other revenues	5,304	5,524	8,990	8,384
Total Water Solutions revenues	51,032	39,733	97,999	75,486
Liquids:
Propane sales	193,588	101,613	330,448	198,084
Butane sales	111,545	66,680	179,777	121,255
Other product sales	102,409	69,020	186,712	128,180
Other revenues	3,928	8,075	9,940	15,222
Elimination of intersegment sales	(18,347)	(11,128)	(35,940)	(23,432)
Total Liquids revenues	393,123	234,260	670,937	439,309
Retail Propane:
Propane sales	48,004	36,170	96,636	77,811
Distillate sales	6,676	5,589	16,231	16,044
Other revenues	10,043	9,331	18,936	17,638
Elimination of intersegment sales	(23)	—	(31)	(16)
Total Retail Propane revenues	64,700	51,090	131,772	111,477
Refined Products and Renewables:
Refined products sales	2,874,268	2,274,715	5,647,875	4,151,572
Renewables sales	102,964	95,830	213,930	202,312
Service fees	50	(121)	168	11,145
Elimination of intersegment sales	(76)	(102)	(130)	(144)
Total Refined Products and Renewables revenues	2,977,206	2,370,322	5,861,843	4,364,885
Corporate and Other	246	248	407	515
Total revenues	$3,923,329	$3,045,538	$7,704,895	$5,767,508
Depreciation and Amortization:
Crude Oil Logistics	$20,958	$9,025	$41,793	$17,993
Water Solutions	25,253	25,129	49,261	49,563
Liquids	6,141	4,425	12,471	8,874
Retail Propane	11,613	10,705	23,075	20,392
Refined Products and Renewables	324	416	648	833
Corporate and Other	919	903	1,839	1,854
Total depreciation and amortization	$65,208	$50,603	$129,087	$99,509
Operating Income (Loss):
Crude Oil Logistics	$1,196	$(19,039)	$5,553	$(19,664)
Water Solutions	(7,548)	(4,430)	(8,702)	75,034
Liquids	(118,107)	8,384	(126,879)	8,327
Retail Propane	(9,226)	(8,717)	(15,094)	(11,219)
Refined Products and Renewables	21,042	11,387	35,538	161,156
Corporate and Other	(16,459)	(23,413)	(34,185)	(55,562)
Total operating (loss) income	$(129,102)	$(35,828)	$(143,769)	$158,072

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Crude Oil Logistics	$4,663	$32,397	$11,721	$104,702
Water Solutions	15,035	25,237	34,440	68,353
Liquids	1,138	6,693	1,680	13,161
Retail Propane	30,869	71,425	34,715	77,974
Refined Products and Renewables	—	1,143	—	1,167
Corporate and Other	440	614	709	1,732
Total	$52,145	$137,509	$83,265	$267,089

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	September 30, 2017	March 31, 2017
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,677,505	$1,724,805
Water Solutions	1,244,035	1,261,944
Liquids	490,586	619,204
Retail Propane	561,271	547,960
Refined Products and Renewables	212,209	215,637
Corporate and Other	34,830	36,395
Total	$4,220,436	$4,405,945

Total assets:
Crude Oil Logistics	$2,377,973	$2,538,768
Water Solutions	1,302,896	1,301,415
Liquids	861,050	767,597
Retail Propane	630,567	622,859
Refined Products and Renewables	960,002	988,073
Corporate and Other	77,170	101,667
Total	$6,209,658	$6,320,379

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

Certain members of our management and members of their families as well as other associated parties own interests in entities from which we have purchased products and services and to which we have sold products and services. During the six months ended September 30, 2017, $0.8 million of these transactions were capital expenditures and were recorded as increases to property, plant and equipment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Sales to SemGroup	$107	$3,513	$230	$3,584
Purchases from SemGroup	$1,911	$1,938	$2,928	$3,963
Sales to equity method investees	$98	$95	$196	$500
Purchases from equity method investees	$20,563	$27,345	$48,469	$57,992
Sales to entities affiliated with management	$57	$75	$140	$152
Purchases from entities affiliated with management	$1,150	$3,493	$1,347	$11,736

Accounts receivable from affiliates consist of the following at the dates indicated:

	September 30, 2017	March 31, 2017
	(in thousands)
Receivables from SemGroup	$2,881	$6,668
Receivables from equity method investees	17	15
Receivables from entities affiliated with management	20	28
Total	$2,918	$6,711

Accounts payable to affiliates consist of the following at the dates indicated:

	September 30, 2017	March 31, 2017
	(in thousands)
Payables to SemGroup	$4,099	$6,571
Payables to equity method investees	643	1,306
Payables to entities affiliated with management	7	41
Total	$4,749	$7,918

At September 30, 2017 and March 31, 2017, we had a loan receivable of $4.2 million and $3.2 million, respectively, from Victory Propane, LLC, an equity method investee (see Note 2), with an initial maturity date of March 31, 2021, which can be extended for successive one-year periods unless one of the parties terminates the loan agreement.

On June 23, 2017, we repurchased outstanding warrants, as discussed further in Note 10, from funds managed by Oaktree Capital Management, L.P., who are represented on the board of directors of our general partner.

Note 14—Subsequent Events

On November 7, 2017, we entered into a definitive agreement with DCC LPG, a division of DCC plc, to sell a portion of our Retail Propane business for $200 million in cash, adjusted for working capital at closing. We will retain this business through closing, which is scheduled for March 31, 2018 and will also retain all profits generated through the closing date. The Retail Propane businesses subject to this transaction are comprised of our operations across the Mid-Continent and Western portions of the United States. We will retain our Retail Propane businesses located in the Eastern and Southeastern section of the United States. Closing of the sale is subject to regulatory and other customary closing conditions.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 15—Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the senior unsecured notes (see Note 8). Pursuant to Rule 3-10 of Regulation S-X, we have presented in columnar format the unaudited condensed consolidating financial information for NGL Energy Partners LP (Parent), NGL Energy Finance Corp., the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis in the tables below. NGL Energy Partners LP and NGL Energy Finance Corp. are co-issuers of the senior unsecured notes. Since NGL Energy Partners LP received the proceeds from the issuance of the senior unsecured notes, all activity has been reflected in the NGL Energy Partners LP (Parent) column in the tables below.

During the periods presented in the tables below, the status of certain subsidiaries changed, in that they either became guarantors of or ceased to be guarantors of the senior unsecured notes.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,569	$—	$10,686	$1,152	$—	$18,407
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	838,360	3,285	—	841,645
Accounts receivable-affiliates	—	—	2,918	—	—	2,918
Inventories	—	—	570,017	716	—	570,733
Prepaid expenses and other current assets	—	—	112,120	397	—	112,517
Total current assets	6,569	—	1,534,101	5,550	—	1,546,220
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,736,522	31,963	—	1,768,485
GOODWILL	—	—	1,326,659	12,757	—	1,339,416
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,098,906	13,629	—	1,112,535
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	198,281	—	—	198,281
NET INTERCOMPANY RECEIVABLES (PAYABLES)	2,477,069	—	(2,455,724)	(21,345)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,652,951	—	23,990	—	(1,676,941)	—
LOAN RECEIVABLE-AFFILIATE	—	—	4,160	—	—	4,160
OTHER NONCURRENT ASSETS	—	—	240,561	—	—	240,561
Total assets	$4,136,589	$—	$3,707,456	$42,554	$(1,676,941)	$6,209,658
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$634,344	$968	$—	$635,312
Accounts payable-affiliates	1	—	4,748	—	—	4,749
Accrued expenses and other payables	44,890	—	181,323	856	—	227,069
Advance payments received from customers	—	—	79,555	823	—	80,378
Current maturities of long-term debt	39,000	—	2,993	380	—	42,373
Total current liabilities	83,891	—	902,963	3,027	—	989,881
LONG-TERM DEBT, net of debt issuance costs and current maturities	2,012,578	—	979,965	918	—	2,993,461
OTHER NONCURRENT LIABILITIES	—	—	171,576	4,309	—	175,885
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	71,009	—	—	—	—	71,009
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	3,129	—	3,129
EQUITY:
Partners’ equity	1,969,111	—	1,654,991	31,394	(1,684,122)	1,971,374
Accumulated other comprehensive loss	—	—	(2,039)	(223)	—	(2,262)
Noncontrolling interests	—	—	—	—	7,181	7,181
Total equity	1,969,111	—	1,652,952	31,171	(1,676,941)	1,976,293
Total liabilities and equity	$4,136,589	$—	$3,707,456	$42,554	$(1,676,941)	$6,209,658

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$3,918,880	$5,356	$(907)	$3,923,329
COST OF SALES	—	—	3,768,306	3,322	(907)	3,770,721
OPERATING COSTS AND EXPENSES:
Operating	—	—	74,404	1,566	—	75,970
General and administrative	—	—	23,353	127	—	23,480
Depreciation and amortization	—	—	64,499	709	—	65,208
Loss on disposal or impairment of assets, net	—	—	110,952	500	—	111,452
Revaluation of liabilities	—	—	5,600	—	—	5,600
Operating Loss	—	—	(128,234)	(868)	—	(129,102)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	2,028	—	—	2,028
Interest expense	(37,219)	—	(12,992)	(227)	205	(50,233)
Gain on early extinguishment of liabilities, net	1,943	—	—	—	—	1,943
Other income, net	—	—	2,084	17	(205)	1,896
Loss Before Income Taxes	(35,276)	—	(137,114)	(1,078)	—	(173,468)
INCOME TAX EXPENSE	—	—	(111)	—	—	(111)
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	(138,095)	—	(870)	—	138,965	—
Net Loss	(173,371)	—	(138,095)	(1,078)	138,965	(173,579)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(80)	(80)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					288	288
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(16,098)	(16,098)
LESS: NET LOSS ALLOCATED TO GENERAL PARTNER					154	154
NET LOSS ALLOCATED TO COMMON UNITHOLDERS	$(173,371)	$—	$(138,095)	$(1,078)	$123,229	$(189,315)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$3,034,053	$12,118	$(633)	$3,045,538
COST OF SALES	—	—	2,928,036	1,327	(633)	2,928,730
OPERATING COSTS AND EXPENSES:
Operating	—	—	68,750	4,505	—	73,255
General and administrative	—	—	27,686	240	—	27,926
Depreciation and amortization	—	—	47,740	2,863	—	50,603
Loss (gain) on disposal or impairment of assets, net	—	—	896	(44)	—	852
Operating (Loss) Income	—	—	(39,055)	3,227	—	(35,828)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	53	—	—	53
Interest expense	(16,364)	—	(16,870)	(291)	83	(33,442)
Gain on early extinguishment of liabilities, net	—	—	938	—	—	938
Other income, net	—	—	2,154	10	(83)	2,081
(Loss) Income Before Income Taxes	(16,364)	—	(52,780)	2,946	—	(66,198)
INCOME TAX EXPENSE	—	—	(460)	—	—	(460)
EQUITY IN NET (LOSS) INCOME OF CONSOLIDATED SUBSIDIARIES	(50,235)	—	3,005	—	47,230	—
Net (Loss) Income	(66,599)	—	(50,235)	2,946	47,230	(66,658)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					59	59
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(8,668)	(8,668)
LESS: NET LOSS ALLOCATED TO GENERAL PARTNER					45	45
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(66,599)	$—	$(50,235)	$2,946	$38,666	$(75,222)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Six Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$7,696,763	$9,443	$(1,311)	$7,704,895
COST OF SALES	—	—	7,409,800	4,340	(1,311)	7,412,829
OPERATING COSTS AND EXPENSES:
Operating	—	—	148,908	3,531	—	152,439
General and administrative	—	—	48,157	314	—	48,471
Depreciation and amortization	—	—	126,932	2,155	—	129,087
Loss on disposal or impairment of assets, net	—	—	99,073	1,165	—	100,238
Revaluation of liabilities	—	—	5,600	—	—	5,600
Operating Loss	—	—	(141,707)	(2,062)	—	(143,769)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	3,844	—	—	3,844
Interest expense	(75,590)	—	(23,824)	(453)	408	(99,459)
Loss on early extinguishment of liabilities, net	(1,338)	—	—	—	—	(1,338)
Other income, net	—	—	4,358	56	(408)	4,006
Loss Before Income Taxes	(76,928)	—	(157,329)	(2,459)	—	(236,716)
INCOME TAX EXPENSE	—	—	(570)	—	—	(570)
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	(159,805)	—	(1,906)	—	161,711	—
Net Loss	(236,733)	—	(159,805)	(2,459)	161,711	(237,286)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(132)	(132)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					685	685
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(25,782)	(25,782)
LESS: NET LOSS ALLOCATED TO GENERAL PARTNER					194	194
LESS: REPURCHASE OF WARRANTS					(349)	(349)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS	$(236,733)	$—	$(159,805)	$(2,459)	$136,327	$(262,670)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Six Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$5,749,034	$19,469	$(995)	$5,767,508
COST OF SALES	—	—	5,493,864	2,301	(995)	5,495,170
OPERATING COSTS AND EXPENSES:
Operating	—	—	139,631	8,796	—	148,427
General and administrative	—	—	69,312	485	—	69,797
Depreciation and amortization	—	—	94,049	5,460	—	99,509
Gain on disposal or impairment of assets, net	—	—	(203,443)	(24)	—	(203,467)
Operating Income	—	—	155,621	2,451	—	158,072
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	447	—	—	447
Revaluation of investments	—	—	(14,365)	—	—	(14,365)
Interest expense	(32,690)	—	(30,898)	(453)	161	(63,880)
Gain on early extinguishment of liabilities, net	8,614	—	22,276	—	—	30,890
Other income, net	—	—	5,990	24	(161)	5,853
(Loss) Income Before Income Taxes	(24,076)	—	139,071	2,022	—	117,017
INCOME TAX EXPENSE	—	—	(922)	—	—	(922)
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	134,397	—	(3,752)	—	(130,645)	—
Net Income	110,321	—	134,397	2,022	(130,645)	116,095
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(5,774)	(5,774)
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(12,052)	(12,052)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(158)	(158)
NET INCOME ALLOCATED TO COMMON UNITHOLDERS	$110,321	$—	$134,397	$2,022	$(148,629)	$98,111

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net loss	$(173,371)	$—	$(138,095)	$(1,078)	$138,965	$(173,579)
Other comprehensive loss	—	—	(48)	(11)	—	(59)
Comprehensive loss	$(173,371)	$—	$(138,143)	$(1,089)	$138,965	$(173,638)

	Three Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(66,599)	$—	$(50,235)	$2,946	$47,230	$(66,658)
Other comprehensive loss	—	—	(333)	—	—	(333)
Comprehensive (loss) income	$(66,599)	$—	$(50,568)	$2,946	$47,230	$(66,991)

	Six Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net loss	$(236,733)	$—	$(159,805)	$(2,459)	$161,711	$(237,286)
Other comprehensive loss	—	—	(412)	(22)	—	(434)
Comprehensive loss	$(236,733)	$—	$(160,217)	$(2,481)	$161,711	$(237,720)

	Six Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$110,321	$—	$134,397	$2,022	$(130,645)	$116,095
Other comprehensive loss	—	—	(475)	(10)	—	(485)
Comprehensive income	$110,321	$—	$133,922	$2,012	$(130,645)	$115,610

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Six Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$43,235	$—	$(67,691)	$34,410	$9,954
INVESTING ACTIVITIES:
Capital expenditures	—	—	(55,666)	(802)	(56,468)
Acquisitions, net of cash acquired	—	—	(48,034)	(400)	(48,434)
Cash flows from settlements of commodity derivatives	—	—	(22,039)	—	(22,039)
Proceeds from sales of assets	—	—	24,586	—	24,586
Investments in unconsolidated entities	—	—	(14,150)	—	(14,150)
Distributions of capital from unconsolidated entities	—	—	4,378	—	4,378
Payments on loan for natural gas liquids facility	—	—	4,875	—	4,875
Loan to affiliate	—	—	(960)	—	(960)
Net cash used in investing activities	—	—	(107,010)	(1,202)	(108,212)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	814,500	—	814,500
Payments on Revolving Credit Facility	—	—	(657,500)	—	(657,500)
Repurchase of senior secured and senior unsecured notes	(115,407)	—	—	—	(115,407)
Payments on other long-term debt	—	—	(2,973)	(190)	(3,163)
Debt issuance costs	(670)	—	(1,804)	—	(2,474)
Contributions from noncontrolling interest owners, net	—	—	—	23	23
Distributions to general and common unit partners and preferred unitholders	(107,389)	—	—	—	(107,389)
Distributions to noncontrolling interest owners	—	—	—	(3,082)	(3,082)
Proceeds from sale of preferred units, net of offering costs	202,755	—	—	—	202,755
Repurchase of warrants	(10,549)	—	—	—	(10,549)
Common unit repurchases	(11,663)	—	—	—	(11,663)
Payments for settlement and early extinguishment of liabilities	—	—	(1,650)	—	(1,650)
Net changes in advances with consolidated entities	—	—	31,911	(31,911)	—
Net cash (used in) provided by financing activities	(42,923)	—	182,484	(35,160)	104,401
Net increase (decrease) in cash and cash equivalents	312	—	7,783	(1,952)	6,143
Cash and cash equivalents, beginning of period	6,257	—	2,903	3,104	12,264
Cash and cash equivalents, end of period	$6,569	$—	$10,686	$1,152	$18,407

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Six Months Ended September 30, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash used in operating activities	$(31,541)	$—	$(11,229)	$(12,107)	$(54,877)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(200,286)	(1,347)	(201,633)
Acquisitions, net of cash acquired	—	—	(113,297)	—	(113,297)
Cash flows from settlements of commodity derivatives	—	—	(25,015)	—	(25,015)
Proceeds from sales of assets	—	—	379	17	396
Proceeds from sale of TLP common units	—	—	112,370	—	112,370
Distributions of capital from unconsolidated entities	—	—	5,233	—	5,233
Payments on loan for natural gas liquids facility	—	—	4,324	—	4,324
Loan to affiliate	—	—	(1,700)	—	(1,700)
Payments on loan to affiliate	—	—	655	—	655
Payment to terminate development agreement	—	—	(16,875)	—	(16,875)
Net cash used in investing activities	—	—	(234,212)	(1,330)	(235,542)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	770,000	—	770,000
Payments on Revolving Credit Facility	—	—	(595,500)	—	(595,500)
Repurchase of senior unsecured notes	(15,129)	—	—	—	(15,129)
Payments on other long-term debt	—	—	(4,080)	(343)	(4,423)
Debt issuance costs	(255)	—	(65)	—	(320)
Contributions from general partner	59	—	—	—	59
Contributions from noncontrolling interest owners, net	(501)	—	—	966	465
Distributions to general and common unit partners and preferred unitholders	(83,707)	—	—	—	(83,707)
Distributions to noncontrolling interest owners	—	—	—	(2,750)	(2,750)
Proceeds from sale of preferred units, net of offering costs	235,018	—	—	—	235,018
Proceeds from sale of common units, net of offering costs	9,383	—	—	—	9,383
Payments for settlement and early extinguishment of liabilities	—	—	(27,406)	—	(27,406)
Net changes in advances with consolidated entities	(128,960)	—	113,907	15,053	—
Other	—	—	(20)	—	(20)
Net cash provided by financing activities	15,908	—	256,836	12,926	285,670
Net (decrease) increase in cash and cash equivalents	(15,633)	—	11,395	(511)	(4,749)
Cash and cash equivalents, beginning of period	25,749	—	784	1,643	28,176
Cash and cash equivalents, end of period	$10,116	$—	$12,179	$1,132	$23,427

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2017. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“Annual Report”) filed with the Securities and Exchange Commission on May 26, 2017.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2017, our operations include:

•
Our Crude Oil Logistics segment purchases crude oil from producers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides terminaling, trucking, marine and pipeline transportation services through its owned assets.

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

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total revenues	$3,923,329	$3,045,538	$7,704,895	$5,767,508
Total cost of sales	3,770,721	2,928,730	7,412,829	5,495,170
Operating expenses	75,970	73,255	152,439	148,427
General and administrative expense	23,480	27,926	48,471	69,797
Depreciation and amortization	65,208	50,603	129,087	99,509
Loss (gain) on disposal or impairment of assets, net	111,452	852	100,238	(203,467)
Revaluation of liabilities	5,600	—	5,600	—
Operating (loss) income	(129,102)	(35,828)	(143,769)	158,072
Equity in earnings of unconsolidated entities	2,028	53	3,844	447
Revaluation of investments	—	—	—	(14,365)
Interest expense	(50,233)	(33,442)	(99,459)	(63,880)
Gain (loss) on early extinguishment of liabilities, net	1,943	938	(1,338)	30,890
Other income, net	1,896	2,081	4,006	5,853
(Loss) income before income taxes	(173,468)	(66,198)	(236,716)	117,017
Income tax expense	(111)	(460)	(570)	(922)
Net (loss) income	(173,579)	(66,658)	(237,286)	116,095
Less: Net (income) loss attributable to noncontrolling interests	(80)	59	(132)	(5,774)
Less: Net loss attributable to redeemable noncontrolling interests	288	—	685	—
Net (loss) income attributable to NGL Energy Partners LP	(173,371)	(66,599)	(236,733)	110,321
Less: Distributions to preferred unitholders	(16,098)	(8,668)	(25,782)	(12,052)
Less: Net loss (income) allocated to general partner	154	45	194	(158)
Less: Repurchase of warrants	—	—	(349)	—
Net (loss) income allocated to common unitholders	$(189,315)	$(75,222)	$(262,670)	$98,111

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations, disposals and other transactions. Our results of operations for the three months and six months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2018. See the detailed discussion of items affecting operating income (loss) by segment below.

Recent Developments

Senior Secured Notes

On August 2, 2017, we amended the note purchase agreement for our senior secured notes with an effective date of June 2, 2017. The amendment, among other things, conforms the financial covenants to match the amended terms of the Credit Agreement (as defined herein), provides for an increase in interest charged if our leverage ratio exceeds certain predetermined levels and restricts us from increasing our distribution rate. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further description.

Repurchases of Senior Unsecured Notes

During the three months ended September 30, 2017, we repurchased $1.5 million of the 5.125% senior notes due 2019 (the “2019 Notes”), $26.5 million of the 7.50% senior notes due 2023 (the “2023 Notes”), and $15.7 million of the 6.125% senior notes due 2025 (the “2025 Notes”). See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Common Unit Repurchase Program

On August 29, 2017, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $15.0 million of our outstanding common units through December 31, 2017 from time to time in the open market or in other privately negotiated transactions. During the three months ended September 30, 2017, we repurchased 1,193,635 common units for an aggregate price of $11.2 million, including commissions.

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2017 and the six months ended September 30, 2017. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

During the six months ended September 30, 2017, in our Water Solutions segment, we acquired the remaining 50% ownership interest in NGL Solids Solutions, LLC, and in our Retail Propane segment, we acquired four retail propane businesses. See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

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

Segment Operating Results for the Three Months Ended September 30, 2017 and 2016

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$410,274	$341,981	$68,293
Crude oil transportation and other	29,315	9,172	20,143
Total revenues (1)	439,589	351,153	88,436
Expenses:
Cost of sales	403,737	341,786	61,951
Operating expenses	12,198	9,708	2,490
General and administrative expenses	1,657	1,196	461
Depreciation and amortization expense	20,958	9,025	11,933
(Gain) loss on disposal or impairment of assets, net	(157)	8,477	(8,634)
Total expenses	438,393	370,192	68,201
Segment operating income (loss)	$1,196	$(19,039)	$20,235

Crude oil sold (barrels)	8,562	7,770	792
Crude oil transported on owned pipelines (barrels)	8,182	—	8,182
Crude oil storage capacity - owned and leased (barrels) (2)	6,159	6,355	(196)
Crude oil storage capacity sub-leased to third parties (barrels) (2)	700	2,000	(1,300)
Crude oil inventory (barrels) (2)	1,682	1,982	(300)
Crude oil sold ($/barrel)	$47.918	$44.013	$3.905
Cost per crude oil sold ($/barrel)	$47.155	$43.988	$3.167
Crude oil product margin ($/barrel)	$0.763	$0.025	$0.738

(1)
Revenues include $2.6 million and $1.3 million of intersegment sales during the three months ended September 30, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2017 and September 30, 2016, respectively.

Crude Oil Sales. The increase was due primarily to an increase in crude oil prices and barrels sold during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This segment continued to be impacted by competition and low margins in the majority of the basins across the United States and we continue to market crude volumes in this lower price environment to support our various pipeline, terminal and transportation assets.

Crude Oil Transportation and Other Revenues. The increase was due primarily to our Grand Mesa Pipeline becoming operational on November 1, 2016 with revenues of $19.1 million and higher revenues in our trucking and barge operations during the three months ended September 30, 2017, due to an increase in demand for transportation services, compared to the three months ended September 30, 2016, partially offset by the flattening of the contango curve for crude oil (a condition in which forward crude oil prices are greater than spot prices) during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Cost of Sales. The increase was due primarily to an increase in crude oil prices during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Our cost of sales during the three months ended September 30, 2017 was increased by $0.2 million of net realized losses on derivatives and $2.2 million of net unrealized losses on derivatives. Our cost of sales during the three months ended September 30, 2016 was reduced by $2.7 million of net realized gains on derivatives and increased by $1.6 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to our Grand Mesa Pipeline project becoming operational on November 1, 2016. During the three months ended September 30, 2017, we incurred expenses of $3.7 million related to Grand Mesa. This increase was partially offset by lower repair and maintenance expense related to having a newer fleet of barges and the timing of repairs, lower repair and maintenance expense and lower insurance expense related to having a smaller fleet of trucks, and lower property taxes due to decreased inventory.

Depreciation and Amortization Expense. The increase was due primarily to our Grand Mesa Pipeline project becoming operational on November 1, 2016. During the three months ended September 30, 2017, we incurred depreciation and amortization expense of $10.6 million related to Grand Mesa. Also contributing to the increase was higher depreciation expense related to other capital projects being placed into service.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2017, we recorded a net gain of $0.2 million on the sales of excess pipe and certain other assets. During the three months ended September 30, 2016, we recorded a net loss of $4.8 million on the sales of certain assets and a loss of $3.7 million due to the write-down of certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Service fees	$35,282	$28,528	$6,754
Recovered hydrocarbons	10,446	5,681	4,765
Other revenues	5,304	5,524	(220)
Total revenues	51,032	39,733	11,299
Expenses:
Cost of sales-derivative loss (gain)	2,240	(2,354)	4,594
Cost of sales-other	434	547	(113)
Operating expenses	23,488	20,227	3,261
General and administrative expenses	650	625	25
Depreciation and amortization expense	25,253	25,129	124
Loss (gain) on disposal or impairment of assets, net	915	(11)	926
Revaluation of liabilities	5,600	—	5,600
Total expenses	58,580	44,163	14,417
Segment operating loss	$(7,548)	$(4,430)	$(3,118)

Wastewater processed (barrels per day)
Eagle Ford Basin	209,792	201,390	8,402
Permian Basin	273,290	201,149	72,141
DJ Basin	108,952	62,641	46,311
Other Basins	63,443	37,559	25,884
Total	655,477	502,739	152,738
Solids processed (barrels per day)	5,794	2,541	3,253
Skim oil sold (barrels per day)	2,618	1,549	1,069
Service fees for wastewater processed ($/barrel)	$0.59	$0.62	$(0.03)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.17	$0.12	$0.05
Operating expenses for wastewater processed ($/barrel)	$0.39	$0.44	$(0.05)

Service Fee Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities, partially offset with higher volumes in areas with lower fees. We continue to benefit from the increased rig counts, from the prior year, in the basins in which we operate, particularly in the Permian Basin.

Recovered Hydrocarbon Revenues. The increase was due primarily to an increase in the volume of wastewater processed and an increase in the amount of hydrocarbons per barrel of wastewater processed.

Other Revenues. Other revenues primarily include solids disposal revenues and water pipeline revenues. The decrease was due primarily to a decrease in freshwater revenues due to the sale of Grassland in November 2016 and lower revenues from trucking wastewater to our water solutions facilities in one basin due to a new water pipeline being placed into service during the three months ended September 30, 2017. These decreases were partially offset by an increase in volumes for solids disposal and water pipeline businesses.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the three months ended September 30, 2017 included $0.8 million of net realized gains on derivatives and $3.0 million of net unrealized losses on derivatives. Our cost of sales during the three months ended September 30, 2016 included $2.2 million of net unrealized gains on derivatives and $0.2 million of net realized gains on derivatives.

Cost of Sales-Other. The decrease was due to lower trucking expenses to bring wastewater to our water solutions facilities in one basin due to a new water pipeline being placed into service during the three months ended September 30, 2017, partially offset by an increase in expenses for newly offered trucking services to bring wastewater to our water solutions facilities in another basin.

Operating and General and Administrative Expenses. The increase was due primarily to higher operating costs of water disposal wells due to higher volumes processed, partially offset by cost reduction efforts.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and developed facilities, partially offset by certain intangible assets being fully amortized during the fiscal year ended March 31, 2017.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2017, we recorded a net loss of $0.9 million on the sales of certain assets. During the three months ended September 30, 2016, we recorded a net gain of less than $0.1 million on the sales of certain assets.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the fiscal year ended March 31, 2017. The increase in the expense during the three months ended September 30, 2017 was due primarily to higher actual and expected production from new customers, resulting in an increase to the expected future royalty payment.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$193,588	$101,613	$91,975
Cost of sales	176,363	96,663	79,700
Product margin	17,225	4,950	12,275

Butane sales:
Revenues (1)	111,545	66,680	44,865
Cost of sales	124,985	58,898	66,087
Product (loss) margin	(13,440)	7,782	(21,222)

Other product sales:
Revenues (1)	102,409	69,020	33,389
Cost of sales	93,884	61,214	32,670
Product margin	8,525	7,806	719

Other revenues:
Revenues (1)	3,928	8,075	(4,147)
Cost of sales	684	3,636	(2,952)
Product margin	3,244	4,439	(1,195)

Expenses:
Operating expenses	8,510	11,608	(3,098)
General and administrative expenses	1,281	543	738
Depreciation and amortization expense	6,141	4,425	1,716
Loss on disposal or impairment of assets, net	117,729	17	117,712
Total expenses	133,661	16,593	117,068
Segment operating (loss) income	$(118,107)	$8,384	$(126,491)

Liquids storage capacity - leased and owned (gallons) (2)	453,971	358,537	95,434

Propane sold (gallons)	257,775	222,352	35,423
Propane sold ($/gallon)	$0.751	$0.457	$0.294
Cost per propane sold ($/gallon)	$0.684	$0.435	$0.249
Propane product margin ($/gallon)	$0.067	$0.022	$0.045
Propane inventory (gallons) (2)	136,980	146,995	(10,015)
Propane storage capacity sub-leased to third parties - leased and owned (gallons) (2)	33,495	33,264	231

Butane sold (gallons)	125,419	102,147	23,272
Butane sold ($/gallon)	$0.889	$0.653	$0.236
Cost per butane sold ($/gallon)	$0.997	$0.577	$0.420
Butane product margin ($/gallon)	$(0.108)	$0.076	$(0.184)
Butane inventory (gallons) (2)	111,632	72,369	39,263
Butane storage capacity sub-leased to third parties - leased and owned (gallons) (2)	80,346	72,540	7,806

Other products sold (gallons)	102,009	86,817	15,192
Other products sold ($/gallon)	$1.004	$0.795	$0.209
Cost per other products sold ($/gallon)	$0.920	$0.705	$0.215
Other products product margin ($/gallon)	$0.084	$0.090	$(0.006)
Other products inventory (gallons) (2)	8,810	9,014	(204)

(1)
Revenues include $18.3 million and $11.1 million of intersegment sales during the three months ended September 30, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2017 and September 30, 2016, respectively.

Propane Sales. The increase in revenues was due to increased sales volumes and higher commodity prices.

Our cost of wholesale propane sales was reduced by $5.8 million of net unrealized gains on derivatives and increased by less than $0.1 million of net realized losses on derivatives during the three months ended September 30, 2017. During the three months ended September 30, 2016, our cost of wholesale propane sales was reduced by $0.1 million of net unrealized gains on derivatives and increased by less than $0.1 million of net realized losses on derivatives.

Propane margins are higher due primarily to the increase in market prices outpacing the rise in inventory values.

Butane Sales. The increase in revenues and cost of sales was due primarily to higher commodity prices and increased volumes sold due to increased demand in the market place.

Our cost of butane sales during the three months ended September 30, 2017 was increased by $18.2 million of net unrealized losses on derivatives, compared to an increase of $3.3 million of net unrealized losses on derivatives during the three months ended September 30, 2016. Additionally, our cost of butane sales was reduced by $0.6 million of net realized gains on derivatives and $0.6 million of net realized gains on derivatives during the three months ended September 30, 2017 and 2016, respectively.

Product margins per gallon of butane were lower during the three months ended September 30, 2017 than during the three months ended September 30, 2016 due primarily to the unrealized losses on derivatives noted above. The butane product margins, excluding the unrealized losses on derivatives, were $0.038 per gallon for the three months ended September 30, 2017.

Other Products Sales. The increase in the volume of other products sold was due primarily to a new long-term marketing agreement. Volumes have also increased with the addition of the new Port Hudson and Kingfisher terminals.

Our cost of sales of other products was increased by $0.3 million of net unrealized losses on derivatives and reduced by net realized gains on derivatives of $0.1 million during the three months ended September 30, 2017. Our cost of sales of other products during the three months ended September 30, 2016 was reduced by $0.7 million of net unrealized gains on derivatives and $0.1 million of net realized gains on derivatives.

Product margins during the three months ended September 30, 2017 were reduced due to an increase in unrecovered railcar fleet costs.

Other Revenues. This revenue includes storage, terminaling and transportation services income. The decrease was due to a decline in hauling activity and lower storage service income.

Operating and General and Administrative Expenses. This decrease was due primarily to lower compensation expense, $2.8 million of which resulted from a shift in the recording of compensation expense related to bonuses from the Liquids segment to “Corporate and Other” during the three months ended September 30, 2017. See further discussion within the “Corporate and Other” section below.

Depreciation and Amortization Expense. The increase was due primarily to additional assets being placed into service as well as the acquisition of two liquids facilities during the previous fiscal year.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2017, we recorded a goodwill impairment charge of $116.9 million due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods (see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the three months ended September 30, 2017, we recorded a net loss of $0.9 million related to the retirement of assets. During the three months ended September 30, 2016, we recorded a net loss of less than $0.1 million related to the retirement of assets.

Retail Propane

The following table summarizes the operating results of our Retail Propane segment for the periods indicated:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$48,004	$36,170	$11,834
Cost of sales	22,158	13,272	8,886
Product margin	25,846	22,898	2,948

Distillate sales:
Revenues (1)	6,676	5,589	1,087
Cost of sales	5,390	4,406	984
Product margin	1,286	1,183	103

Other revenues:
Revenues (1)	10,043	9,331	712
Cost of sales	3,772	3,013	759
Product margin	6,271	6,318	(47)

Expenses:
Operating expenses	28,201	27,132	1,069
General and administrative expenses	2,322	1,344	978
Depreciation and amortization expense	11,613	10,705	908
Loss (gain) on disposal or impairment of assets, net	493	(65)	558
Total expenses	42,629	39,116	3,513
Segment operating loss	$(9,226)	$(8,717)	$(509)

Propane sold (gallons)	28,182	23,745	4,437
Propane sold ($/gallon)	$1.703	$1.523	$0.180
Cost per propane sold ($/gallon)	$0.786	$0.559	$0.227
Propane product margin ($/gallon)	$0.917	$0.964	$(0.047)
Propane inventory (gallons) (2)	11,183	10,625	558

Distillates sold (gallons)	3,203	2,949	254
Distillates sold ($/gallon)	$2.084	$1.895	$0.189
Cost per distillates sold ($/gallon)	$1.683	$1.494	$0.189
Distillates product margin ($/gallon)	$0.401	$0.401	$—
Distillates inventory (gallons) (2)	2,793	3,083	(290)

(1)	Revenues include less than $0.1 million of intersegment sales during the three months ended September 30, 2017 that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2017 and September 30, 2016, respectively.

Revenues. Propane revenues and volumes increased due to acquisitions in the current year and prior year and an increase in commodity prices. Distillates revenues and volumes increased due to acquisitions and an increase in commodity prices.

Cost of Sales. The increase in propane cost is due to the current and prior year acquisitions as well as an increase in commodity prices. The distillates cost increase was due to an increase in volumes resulting from acquisitions as well as an increase in commodity prices.

Operating and General and Administrative Expenses. The increase was due primarily to increased operating expenses and integration costs from acquisitions of four retail propane businesses during the previous fiscal year and four retail propane businesses in the current year.

Depreciation and Amortization Expense. The increase was due primarily to the acquisition of four retail propane businesses during the previous fiscal year and four retail propane businesses in the current year.

Loss (Gain) on Disposal or Impairment of Assets, Net. Amounts represent gains and losses on the sales of surplus assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$2,874,268	$2,274,715	$599,553
Cost of sales	2,854,907	2,265,182	589,725
Product margin	19,361	9,533	9,828

Renewables sales:
Revenues	102,964	95,830	7,134
Cost of sales	103,036	94,852	8,184
Product (loss) margin	(72)	978	(1,050)

Service fee revenues	50	(121)	171

Expenses:
Operating expenses	3,338	4,341	(1,003)
General and administrative expenses	2,163	1,809	354
Depreciation and amortization expense	324	416	(92)
Gain on disposal or impairment of assets, net	(7,528)	(7,563)	35
Total income	(1,703)	(997)	(706)
Segment operating income	$21,042	$11,387	$9,655

Gasoline sold (barrels)	26,459	23,107	3,352
Diesel sold (barrels)	14,990	14,341	649
Ethanol sold (barrels)	978	1,035	(57)
Biodiesel sold (barrels)	568	464	104
Refined products and renewables storage capacity - leased (barrels) (2)	9,070	7,645	1,425
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	1,043	1,063	(20)
Gasoline inventory (barrels) (2)	1,862	1,995	(133)
Diesel inventory (barrels) (2)	1,148	2,339	(1,191)
Ethanol inventory (barrels) (2)	513	372	141
Biodiesel inventory (barrels) (2)	375	260	115
Refined products sold ($/barrel)	$69.345	$60.743	$8.602
Cost per refined products sold ($/barrel)	$68.878	$60.489	$8.389
Refined products product margin ($/barrel)	$0.467	$0.254	$0.213
Renewable products sold ($/barrel)	$66.600	$63.929	$2.671
Cost per renewable products sold ($/barrel)	$66.647	$63.277	$3.370
Renewable products product margin ($/barrel)	$(0.047)	$0.652	$(0.699)

(1)
Revenues include $0.1 million and $0.1 million of intersegment sales during the three months ended September 30, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2017 and September 30, 2016, respectively.

Refined Products Revenues and Cost of Sales. The increases in revenues and cost of sales were due to an increase in refined products prices and increased volumes. The increased volumes were due primarily to an expansion of our refined products operations, the continued demand for motor fuels and the Colonial Pipeline being down for maintenance for a portion of the prior year quarter. The margin was higher during the three months ended September 30, 2017 due primarily to an increase in Gulf Coast prices as a result of supply disruptions.

Renewables Revenues and Cost of Sales. The increases in revenues and cost of sales were due primarily to an increase in renewables prices and increased volumes. The margin was lower during the three months ended September 30, 2017 due primarily to unfavorable biodiesel margins.

Service Fee Revenues, Operating Expenses, General and Administrative Expenses. The changes were due primarily to the expiration of a transition services agreement in October 2016 related to the sale of all of the TransMontaigne Partners L.P. (“TLP”) units we owned whereby we were reimbursed for certain expenses incurred on behalf of a third party.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets being fully depreciated during the fiscal year ended March 31, 2017.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2017, we recorded $7.5 million of the deferred gain from the sale of the general partner in interest in TLP in February 2016 (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

During the three months ended September 30, 2016, we recorded:

•
$7.5 million of the deferred gain from the sale of the general partner in interest in TLP in February 2016 (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion); and

•	a gain of less than $0.1 million on the sales of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Other revenues	$246	$248	$(2)

Expenses:
Cost of sales	121	113	8
Operating expenses	258	239	19
General and administrative expenses	15,407	22,409	(7,002)
Depreciation and amortization expense	919	903	16
Gain on disposal or impairment of assets, net	—	(3)	3
Total expenses	16,705	23,661	(6,956)
Operating loss	$(16,459)	$(23,413)	$6,954

General and Administrative Expenses. The decrease during the three months ended September 30, 2017 was due primarily to lower incentive compensation expense.

The decrease in incentive compensation was primarily related to our service awards units. During the three months ended September 30, 2017, expense related to the service award units was $3.3 million, compared to $6.9 million during the three months ended September 30, 2016. During the three months ended September 30, 2017, the expense for the service award units was lower due to the cancellation of certain service awards in the prior year quarter for which the expense had to be accelerated, as well as in the current year the number of units granted was significantly less than the number of units that have vested, thus, expense related to new grants has not fully replaced the expense from units that have fully vested during the period. In addition, compensation expense of $2.8 million was shifted from our Liquids segment during the three months ended September 30, 2017 due to our expectation of paying these amounts in common units.

Equity in Earnings of Unconsolidated Entities

The increase of $2.0 million during the three months ended September 30, 2017 was due primarily to increased earnings related to our investments in Glass Mountain Pipeline, LLC (“Glass Mountain”) and E Energy Adams, LLC.

Interest Expense

Interest expense includes interest expense on our Revolving Credit Facility and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $16.8 million during the three months ended September 30, 2017 was due primarily to the issuance of $700.0 million of fixed-rate notes during October 2016 and the issuance of $500.0 million of fixed-rate notes during February 2017.

Gain on Early Extinguishment of Liabilities, Net

The following table summarizes the components of gain on early extinguishment of liabilities, net for the periods indicated:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Early extinguishment of long-term debt (1)	$1,943	$—
Release of contingent consideration liabilities (2)	—	938
Gain on early extinguishment of liabilities, net	$1,943	$938

(1)
During the three months ended September 30, 2017, this relates to gains on the early extinguishment of a portion of the 2019 Notes, the 2023 Notes and the 2025 Notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

(2)
During the three months ended September 30, 2016, we acquired certain parcels of land on which one of our water solutions facilities is located and recorded a gain on the release of certain contingent consideration liabilities as the royalty agreement was terminated.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Interest income (1)	$1,880	$1,997
Crude oil marketing arrangement (2)	(1)	(30)
Other	17	114
Other income, net	$1,896	$2,081

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

Income Tax Expense

Income tax expense was $0.1 million during the three months ended September 30, 2017, compared to income tax expense of $0.5 million during the three months ended September 30, 2016. The decrease in income tax expense was due primarily to a lower state franchise tax liability in Texas from a lower tax rate and lower Texas revenues as well as a lower Canadian tax liability from lower income in our taxable corporate subsidiaries in Canada. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Segment Operating Results for the Six Months Ended September 30, 2017 and 2016

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$890,559	$756,600	$133,959
Crude oil transportation and other	56,301	22,106	34,195
Total revenues (1)	946,860	778,706	168,154
Expenses:
Cost of sales	875,563	748,618	126,945
Operating expenses	24,367	18,822	5,545
General and administrative expenses	3,300	2,975	325
Depreciation and amortization expense	41,793	17,993	23,800
(Gain) loss on disposal or impairment of assets, net	(3,716)	9,962	(13,678)
Total expenses	941,307	798,370	142,937
Segment operating income (loss)	$5,553	$(19,664)	$25,217

Crude oil sold (barrels)	18,582	17,311	1,271
Crude oil transported on owned pipelines (barrels)	14,948	—	14,948
Crude oil storage capacity - owned and leased (barrels) (2)	6,159	6,355	(196)
Crude oil storage capacity sub-leased to third parties (barrels) (2)	700	2,000	(1,300)
Crude oil inventory (barrels) (2)	1,682	1,982	(300)
Crude oil sold ($/barrel)	$47.926	$43.706	$4.220
Cost per crude oil sold ($/barrel)	$47.119	$43.245	$3.874
Crude oil product margin ($/barrel)	$0.807	$0.461	$0.346

(1)
Revenues include $4.9 million and $2.9 million of intersegment sales during the six months ended September 30, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2017 and September 30, 2016, respectively.

Crude Oil Sales. The increase was due primarily to an increase in crude oil prices and barrels sold during the six months ended September 30, 2017, compared to the six months ended September 30, 2016. This segment continued to be impacted by competition and low margins in the majority of the basins across the United States and we continue to market crude volumes in this lower price environment to support our various pipeline, terminal and transportation assets.

Crude Oil Transportation and Other Revenues. The increase was due primarily to our Grand Mesa Pipeline becoming operational on November 1, 2016 with revenues of $38.4 million and higher revenues in our trucking operations during the six months ended September 30, 2017, due to an increase in demand for transportation services, compared to the six months ended September 30, 2016, partially offset by the flattening of the contango curve for crude oil (a condition in which forward crude oil prices are greater than spot prices) during the six months ended September 30, 2017, compared to the six months ended September 30, 2016.

Cost of Sales. The increase was due primarily to an increase in crude oil prices during the six months ended September 30, 2017, compared to the six months ended September 30, 2016. Our cost of sales during the six months ended September 30, 2017 was reduced by $4.2 million of net realized gains on derivatives and increased by $1.5 million of net unrealized losses on derivatives. Our cost of sales during the six months ended September 30, 2016 was increased by $5.5 million of net realized losses on derivatives and $0.2 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to our Grand Mesa Pipeline project becoming operational on November 1, 2016. During the six months ended September 30, 2017, we incurred expenses of $6.9 million related to Grand Mesa. This increase was partially offset by lower repair and maintenance expense related to having a newer fleet of barges and the timing of repairs, lower repair and maintenance expense and lower insurance expense related to having a smaller fleet of trucks, and lower property taxes due to decreased inventory.

Depreciation and Amortization Expense. The increase was due primarily to our Grand Mesa Pipeline project becoming operational on November 1, 2016. During the six months ended September 30, 2017, we incurred depreciation and amortization expense of $21.1 million related to Grand Mesa. Also contributing to the increase was higher depreciation expense related to other capital projects being placed into service.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2017, we recorded a net gain of $3.7 million on the sales of excess pipe and certain other assets. During the six months ended September 30, 2016, we recorded a net loss of $6.3 million on the sales of certain assets and a loss of $3.7 million due to the write-down of certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2017	2016	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Service fees	$68,603	$54,225	$14,378
Recovered hydrocarbons	20,406	12,877	7,529
Other revenues	8,990	8,384	606
Total revenues	97,999	75,486	22,513
Expenses:
Cost of sales-derivative loss	2,048	2,687	(639)
Cost of sales-other	779	707	72
Operating expenses	47,529	40,505	7,024
General and administrative expenses	1,299	1,271	28
Depreciation and amortization expense	49,261	49,563	(302)
Loss (gain) on disposal or impairment of assets, net	185	(94,281)	94,466
Revaluation of liabilities	5,600	—	5,600
Total expenses	106,701	452	106,249
Segment operating (loss) income	$(8,702)	$75,034	$(83,736)

Wastewater processed (barrels per day)
Eagle Ford Basin	215,156	209,936	5,220
Permian Basin	252,810	168,927	83,883
DJ Basin	110,685	59,950	50,735
Other Basins	61,223	38,913	22,310
Total	639,874	477,726	162,148
Solids processed (barrels per day)	4,986	2,652	2,334
Skim oil sold (barrels per day)	2,572	1,773	799
Service fees for wastewater processed ($/barrel)	$0.59	$0.62	$(0.03)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.17	$0.15	$0.02
Operating expenses for wastewater processed ($/barrel)	$0.41	$0.46	$(0.05)

Service Fee Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities, partially offset with higher volumes in areas with lower fees. We continue to benefit from the increased rig counts, from the prior year, in the basins in which we operate, particularly in the Permian Basin.

Recovered Hydrocarbon Revenues. The increase was due primarily to an increase in the volume of wastewater processed and an increase in the amount of hydrocarbons per barrel of wastewater processed.

Other Revenues. The increase was due primarily to an increase in volumes for solids disposal and water pipeline businesses. These increases were partially offset by a decrease in freshwater revenues due to the sale of Grassland in November 2016 (see below discussion of the loss on the sale of Grassland) and lower revenues from trucking wastewater to our water solutions facilities in one basin due to a new water pipeline being placed into service during the six months ended September 30, 2017.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the six months ended September 30, 2017 included $1.0 million of net realized gains on derivatives and $3.0 million of net unrealized losses on derivatives. Our cost of sales during the six months ended September 30, 2016 included $3.5 million of net realized losses on derivatives and $0.8 million of net unrealized gains on derivatives.

Cost of Sales-Other. The increase was due primarily to an increase in expenses for newly offered trucking services to bring wastewater to our water solutions facilities in one basin, partially offset by lower trucking expenses to bring wastewater to our water solutions facilities in another basin due to a new water pipeline being placed into service during the six months ended September 30, 2017.

Operating and General and Administrative Expenses. The increase was due primarily to higher operating costs of water disposal wells due to higher volumes processed, partially offset by cost reduction efforts.

Depreciation and Amortization Expense. The decrease was due primarily to lower amortization expense from the write-off of an intangible asset during the six months ended September 30, 2016 as well as certain intangible assets being fully amortized during the fiscal year ended March 31, 2017, partially offset by acquisitions and developed facilities.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2017, we recorded a net loss of $1.5 million on the sales of certain assets, partially offset by a gain of $1.3 million for the termination of a non-compete agreement, which included the carrying value of the non-compete agreement intangible asset that was written off (see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

During the six months ended September 30, 2016, we recorded:

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

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the fiscal year ended March 31, 2017. The increase in the expense during the six months ended September 30, 2017 was due primarily to higher actual and expected production from new customers, resulting in an increase to the expected future royalty payment.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Six Months Ended September 30,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$330,448	$198,084	$132,364
Cost of sales	314,274	187,826	126,448
Product margin	16,174	10,258	5,916

Butane sales:
Revenues (1)	179,777	121,255	58,522
Cost of sales	191,247	112,836	78,411
Product (loss) margin	(11,470)	8,419	(19,889)

Other product sales:
Revenues (1)	186,712	128,180	58,532
Cost of sales	177,540	117,386	60,154
Product margin	9,172	10,794	(1,622)

Other revenues:
Revenues (1)	9,940	15,222	(5,282)
Cost of sales	1,522	5,659	(4,137)
Product margin	8,418	9,563	(1,145)

Expenses:
Operating expenses	16,352	19,540	(3,188)
General and administrative expenses	2,621	2,244	377
Depreciation and amortization expense	12,471	8,874	3,597
Loss on disposal or impairment of assets, net	117,729	49	117,680
Total expenses	149,173	30,707	118,466
Segment operating (loss) income	$(126,879)	$8,327	$(135,206)

Liquids storage capacity - leased and owned (gallons) (2)	453,971	358,537	95,434

Propane sold (gallons)	482,508	426,636	55,872
Propane sold ($/gallon)	$0.685	$0.464	$0.221
Cost per propane sold ($/gallon)	$0.651	$0.440	$0.211
Propane product margin ($/gallon)	$0.034	$0.024	$0.010
Propane inventory (gallons) (2)	136,980	146,995	(10,015)
Propane storage capacity sub-leased to third parties - leased and owned (gallons) (2)	33,495	33,264	231

Butane sold (gallons)	216,936	198,455	18,481
Butane sold ($/gallon)	$0.829	$0.611	$0.218
Cost per butane sold ($/gallon)	$0.882	$0.569	$0.313
Butane product margin ($/gallon)	$(0.053)	$0.042	$(0.095)
Butane inventory (gallons) (2)	111,632	72,369	39,263
Butane storage capacity sub-leased to third parties - leased and owned (gallons) (2)	80,346	72,540	7,806

Other products sold (gallons)	192,620	166,477	26,143
Other products sold ($/gallon)	$0.969	$0.770	$0.199
Cost per other products sold ($/gallon)	$0.922	$0.705	$0.217
Other products product margin ($/gallon)	$0.047	$0.065	$(0.018)
Other products inventory (gallons) (2)	8,810	9,014	(204)

(1)
Revenues include $35.9 million and $23.4 million of intersegment sales during the six months ended September 30, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2017 and September 30, 2016, respectively.

Propane Sales. The increase in revenues was due primarily to an increase in commodity prices. The propane volume increase was due primarily to a new long-term marketing agreement.

Our cost of wholesale propane sales was reduced by $5.5 million of net unrealized gains on derivatives and $0.1 million of net realized gains on derivatives during six months ended September 30, 2017. During the six months ended September 30, 2016, our cost of wholesale propane sales was reduced by $1.0 million of net unrealized gains on derivatives and $0.5 million of net realized gains on derivatives. The increase in cost of sales is due to an increase in commodity prices.

Product margins per gallon of propane sold were higher during the six months ended September 30, 2017 than during the six months ended September 30, 2016. Product margins have improved due to the increase in commodity prices.

Butane Sales. The increase in revenues and cost of sales was due primarily to higher commodity prices. Volumes increased due to favorable market conditions.

Our cost of butane sales during the six months ended September 30, 2017 was increased by $16.5 million of net unrealized losses on derivatives, compared to an increase of $5.3 million of net unrealized losses on derivatives during the six months ended September 30, 2016. Additionally, our cost of butane sales was reduced by $0.8 million of net realized gains on derivatives and $1.0 million of net realized gains on derivatives during the six months ended September 30, 2017 and 2016, respectively, due to the steady increase in commodity prices beginning in July 2017.

Product margins per gallon of butane sold were lower during the six months ended September 30, 2017 than during the six months ended September 30, 2016 due primarily to the unrealized losses on derivatives noted above. The butane product margins, excluding the unrealized losses on derivatives, were $0.023 per gallon for the six months ended September 30, 2017.

Other Products Sales. The increase in the volume of other products sold was due primarily to a new long-term marketing agreement. Volumes have also increased with the addition of the new Port Hudson and Kingfisher terminals.

Our cost of sales of other products was increased by $0.3 million of net unrealized losses on derivatives and reduced by $0.1 million of net realized gains on derivatives during the six months ended September 30, 2017. Our cost of sales of other products during the six months ended September 30, 2016 was reduced by $0.6 million of net unrealized gains on derivatives and $0.2 million of net realized gains on derivatives.

Product margins during the six months ended September 30, 2017 were reduced due to an increase in unrecovered railcar fleet costs.

Other Revenues. This revenue includes storage, terminaling and transportation services income. Other revenues decreased due to transportation services and increased storage capacity available in the market.

Operating and General and Administrative Expenses. This decrease was due primarily to lower compensation expense, $2.8 million of which resulted from a shift in the recording of compensation expense related to bonuses from the Liquids segment to “Corporate and Other” during the six months ended September 30, 2017. See further discussion within the “Corporate and Other” section below.

Depreciation and Amortization Expense. The increase was due primarily to the acquisition of two liquids facilities during the previous fiscal year.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2017, we recorded a goodwill impairment charge of $116.9 million due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods (see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the six months ended September 30, 2017, we recorded a net loss of $0.9 million related to the retirement of assets. During the six months ended September 30, 2016, we recorded a net loss of less than $0.1 million related to the retirement of assets.

Retail Propane

The following table summarizes the operating results of our Retail Propane segment for the periods indicated:

	Six Months Ended September 30,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$96,636	$77,811	$18,825
Cost of sales	42,338	28,101	14,237
Product margin	54,298	49,710	4,588

Distillate sales:
Revenues (1)	16,231	16,044	187
Cost of sales	12,405	11,944	461
Product margin	3,826	4,100	(274)

Other revenues:
Revenues (1)	18,936	17,638	1,298
Cost of sales	6,213	5,466	747
Product margin	12,723	12,172	551

Expenses:
Operating expenses	56,842	52,349	4,493
General and administrative expenses	4,928	4,494	434
Depreciation and amortization expense	23,075	20,392	2,683
Loss (gain) on disposal or impairment of assets, net	1,096	(34)	1,130
Total expenses	85,941	77,201	8,740
Segment operating loss	$(15,094)	$(11,219)	$(3,875)

Propane sold (gallons)	55,430	49,361	6,069
Propane sold ($/gallon)	$1.743	$1.576	$0.167
Cost per propane sold ($/gallon)	$0.764	$0.569	$0.195
Propane product margin ($/gallon)	$0.979	$1.007	$(0.028)
Propane inventory (gallons) (2)	11,183	10,625	558

Distillates sold (gallons)	7,707	8,366	(659)
Distillates sold ($/gallon)	$2.106	$1.918	$0.188
Cost per distillates sold ($/gallon)	$1.610	$1.428	$0.182
Distillates product margin ($/gallon)	$0.496	$0.490	$0.006
Distillates inventory (gallons) (2)	2,793	3,083	(290)

(1)
Revenues include less than $0.1 million and less than $0.1 million of intersegment sales during the six months ended September 30, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statement of operations.

(2)	Information is presented as of September 30, 2017 and September 30, 2016, respectively.

Revenues. The increase for propane was due to the acquisitions in the prior year and current year as well as increased commodity prices. The increase for distillate revenues was due to higher commodity prices partially offset by lower volumes.

Cost of Sales. The increase for propane was due to an increase in commodity prices and acquisitions of retail propane businesses. The increase for distillate revenues was due to higher commodity prices partially offset by lower volumes.

Operating and General and Administrative Expenses. The increase was due primarily to increased operating expense from acquisitions of retail propane businesses.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions of retail propane businesses.

Loss (Gain) on Disposal or Impairment of Assets, Net. Amounts represent gains and losses on the sales of surplus assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Six Months Ended September 30,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$5,647,875	$4,151,572	$1,496,303
Cost of sales	5,615,979	4,099,509	1,516,470
Product margin	31,896	52,063	(20,167)

Renewables sales:
Revenues	213,930	202,312	11,618
Cost of sales	213,720	200,654	13,066
Product margin	210	1,658	(1,448)

Service fee revenues	168	11,145	(10,977)

Expenses:
Operating expenses	6,889	16,663	(9,774)
General and administrative expenses	4,255	5,374	(1,119)
Depreciation and amortization expense	648	833	(185)
Gain on disposal or impairment of assets, net	(15,056)	(119,160)	104,104
Total income	(3,264)	(96,290)	93,026
Segment operating income	$35,538	$161,156	$(125,618)

Gasoline sold (barrels)	54,975	43,051	11,924
Diesel sold (barrels)	28,788	25,200	3,588
Ethanol sold (barrels)	1,992	2,065	(73)
Biodiesel sold (barrels)	1,195	1,215	(20)
Refined products and renewables storage capacity - leased (barrels) (2)	9,070	7,645	1,425
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	1,043	1,063	(20)
Gasoline inventory (barrels) (2)	1,862	1,995	(133)
Diesel inventory (barrels) (2)	1,148	2,339	(1,191)
Ethanol inventory (barrels) (2)	513	372	141
Biodiesel inventory (barrels) (2)	375	260	115
Refined products sold ($/barrel)	$67.427	$60.828	$6.599
Cost per refined products sold ($/barrel)	$67.046	$60.065	$6.981
Refined products product margin ($/barrel)	$0.381	$0.763	$(0.382)
Renewable products sold ($/barrel)	$67.126	$61.680	$5.446
Cost per renewable products sold ($/barrel)	$67.060	$61.175	$5.885
Renewable products product margin ($/barrel)	$0.066	$0.505	$(0.439)

(1)
Revenues include $0.1 million and $0.1 million of intersegment sales during the six months ended September 30, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2017 and September 30, 2016, respectively.

Refined Products Revenues and Cost of Sales. The increases in revenues and cost of sales were due to an increase in refined products prices and increased volumes. The increased volumes were due primarily to additional pipeline capacity rights purchased during the fiscal year ended March 31, 2017, an expansion of our refined products operations and the continued demand for motor fuels. The decrease in margin was due primarily to the negative impact of the continued decline in gasoline line space values on the Colonial Pipeline, discretionary terminal volume profitability and line space sales during the six months ended September 30, 2017.

Renewables Revenues and Cost of Sales. The increases in revenues and cost of sales were due primarily to increase in renewables sale prices, partially offset by decreased volumes. The decreased volumes were due primarily to lower margins in current market conditions.

Service Fee Revenues, Operating Expenses, General and Administrative Expenses. The decrease was due primarily to the expiration of a transition services agreement in October 2016 related to the sale of all of the TLP units we owned whereby we were reimbursed for certain expenses incurred on behalf of a third party.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets being fully depreciated during the fiscal year ended March 31, 2017.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2017, we recorded $15.1 million of the deferred gain from the sale of the general partner in interest in TLP in February 2016 (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

During the six months ended September 30, 2016, we recorded:

•	a $104.1 million gain from the sale of all of the TLP units we owned;

•
$15.1 million of the deferred gain from the sale of the general partner in interest in TLP in February 2016 (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion); and

•	a gain of less than $0.1 million on the sales of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2017	2016	Change
	(in thousands)
Other revenues	$407	$515	$(108)

Expenses:
Cost of sales	194	223	(29)
Operating expenses	491	564	(73)
General and administrative expenses	32,068	53,439	(21,371)
Depreciation and amortization expense	1,839	1,854	(15)
Gain on disposal or impairment of assets, net	—	(3)	3
Total expenses	34,592	56,077	(21,485)
Operating loss	$(34,185)	$(55,562)	$21,377

General and Administrative Expenses. The expense associated with the service award units was $8.6 million during the six months ended September 30, 2017, compared to $27.7 million during the six months ended September 30, 2016. During the six months ended September 30, 2017, due to the cancellation of awards in the prior year which caused an acceleration of expense as well as vested units in July were not offset by grants as in the prior year. In addition, during the first quarter of our prior fiscal year the expense for the service awards being accounted for under the liability method and due to an increase in our unit price during that period we recorded an increase in equity-based compensation expense. See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of our equity-based compensation awards. The decrease from the prior year was partially offset by $2.8 million of compensation expense that was shifted from our Liquids segment during the three months ended September 30, 2017 due to our expectation of paying these amounts in common units.

Equity in Earnings of Unconsolidated Entities

The increase of $3.4 million during the six months ended September 30, 2017 was due primarily to increased earnings related to our investments in Glass Mountain and E Energy Adams, LLC.

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

Interest Expense

The increase of $35.6 million during the six months ended September 30, 2017 was due primarily to the issuance of $700.0 million of fixed-rate notes during October 2016 and the issuance of $500.0 million of fixed-rate notes during February 2017. The increase was partially offset by lower interest expense related to our credit facility. The average daily balance of our credit facility was $0.9 billion during the six months ended September 30, 2017, compared to $1.9 billion during the six months ended September 30, 2016.

(Loss) Gain on Early Extinguishment of Liabilities, Net

The following table summarizes the components of (loss) gain on early extinguishment of liabilities, net for the periods indicated:

	Six Months Ended September 30,
	2017	2016
	(in thousands)
Early extinguishment of long-term debt (1)	$(1,338)	$8,614
Release of contingent consideration liabilities (2)	—	22,276
(Loss) gain on early extinguishment of liabilities, net	$(1,338)	$30,890

(1)
During the six months ended September 30, 2017, this relates to net losses on the early extinguishment of a portion of the senior secured notes, the 2019 Notes, the 2023 Notes and the 2025 Notes. During the six months ended September 30, 2016, this relates to gains on the early extinguishment of a portion of the 2019 Notes and the 6.875% senior notes due 2021 (“2021 Notes”). See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

(2)
Relates to the release of certain contingent consideration liabilities in conjunction with the termination of a development agreement in June 2016. Also, during the three months ended September 30, 2016, we acquired certain parcels of land on which one of our water solutions facilities is located and recorded a gain on the release of certain contingent consideration liabilities as the royalty agreement was terminated.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Six Months Ended September 30,
	2017	2016
	(in thousands)
Interest income (1)	$3,958	$4,420
Crude oil marketing arrangement (2)	(10)	(1,551)
Other (3)	58	2,984
Other income, net	$4,006	$5,853

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

(2)	Represents another party’s share of the profits and losses generated from a joint crude oil marketing arrangement.

(3)	During the six months ended September 30, 2016, this relates primarily to a distribution from TLP pursuant to the agreement to sell all of the TLP common units we owned in April 2016.

Income Tax Expense

Income tax expense was $0.6 million during the six months ended September 30, 2017, compared to income tax expense of $0.9 million during the six months ended September 30, 2016. The decrease in income tax expense was due primarily to a lower state franchise tax liability in Texas from a lower tax rate and lower Texas revenues as well as a lower Canadian tax liability from lower income in our taxable corporate subsidiaries in Canada. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease of $6.3 million during the six months ended September 30, 2017 was due primarily to adjustments related to noncontrolling interests during the six months ended September 30, 2016.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, revaluation of investments, equity-based compensation expense, acquisition expense, revaluation of liabilities and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net (loss) income, (loss) income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net (loss) income	$(173,579)	$(66,658)	$(237,286)	$116,095
Less: Net (income) loss attributable to noncontrolling interests	(80)	59	(132)	(5,774)
Less: Net loss attributable to redeemable noncontrolling interests	288	—	685	—
Net (loss) income attributable to NGL Energy Partners LP	(173,371)	(66,599)	(236,733)	110,321
Interest expense	50,288	33,489	99,566	63,797
Income tax expense	111	460	570	922
Depreciation and amortization	69,426	54,522	137,489	107,102
EBITDA	(53,546)	21,872	892	282,142
Net unrealized losses on derivatives	18,077	2,293	16,076	3,220
Inventory valuation adjustment (1)	(2,165)	39,530	(21,347)	32,693
Lower of cost or market adjustments	5,333	(393)	9,411	108
Loss (gain) on disposal or impairment of assets, net	111,451	851	100,238	(203,504)
(Gain) loss on early extinguishment of liabilities, net	(1,943)	(938)	1,338	(30,890)
Revaluation of investments	—	—	—	14,365
Equity-based compensation expense (2)	6,065	10,660	14,886	32,994
Acquisition expense (3)	264	724	(54)	1,161
Revaluation of liabilities	5,600	—	5,600	—
Other (4)	1,616	889	2,641	7,117
Adjusted EBITDA	$90,752	$75,488	$129,681	$139,406

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

(3)
Amounts for the three months ended September 30, 2017 and 2016 and the six months ended September 30, 2016 represent expenses we incurred related to legal and advisory costs associated with acquisitions. The amount for the six months ended September 30, 2017 represents reimbursement for certain legal costs incurred in prior periods, partially offset by expenses we incurred related to legal and advisory costs associated with acquisitions.

(4)
Amounts for the three months ended September 30, 2017 and 2016 and the six months ended September 30, 2017 represent non-cash operating expenses related to our Grand Mesa Pipeline and accretion expense for asset retirement obligations. The amount for the six months ended September 30, 2016 represents non-cash operating expenses related to our Grand Mesa Pipeline, adjustments related to noncontrolling interests and accretion expense for asset retirement obligations.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$69,426	$54,522	$137,489	$107,102
Intangible asset amortization recorded to cost of sales	(1,506)	(1,749)	(3,091)	(3,345)
Depreciation and amortization of unconsolidated entities	(3,029)	(2,999)	(6,028)	(6,068)
Depreciation and amortization attributable to noncontrolling interests	317	829	717	1,820
Depreciation and amortization per unaudited condensed consolidated statements of operations	$65,208	$50,603	$129,087	$99,509

	Six Months Ended September 30,
	2017	2016
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$137,489	$107,102
Amortization of debt issuance costs recorded to interest expense	5,509	5,279
Depreciation and amortization of unconsolidated entities	(6,028)	(6,068)
Depreciation and amortization attributable to noncontrolling interests	717	1,820
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$137,687	$108,133

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense per EBITDA table	$50,288	$33,489	$99,566	$63,797
Interest expense attributable to noncontrolling interests	9	4	18	8
Interest expense attributable to unconsolidated entities	(64)	(51)	(125)	75
Interest expense per unaudited condensed consolidated statements of operations	$50,233	$33,442	$99,459	$63,880

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated. We have reclassified certain prior period information to be consistent with the classification methods used in the current fiscal year.

	Three Months Ended September 30, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$1,196	$(7,548)	$(118,107)	$(9,226)	$21,042	$(16,459)	$(129,102)
Depreciation and amortization	20,958	25,253	6,141	11,613	324	919	65,208
Amortization recorded to cost of sales	84	—	71	—	1,351	—	1,506
Net unrealized losses on derivatives	2,170	3,022	12,682	203	—	—	18,077
Inventory valuation adjustment	—	—	—	—	(2,165)	—	(2,165)
Lower of cost or market adjustments	—	—	(2,476)	—	7,809	—	5,333
(Gain) loss on disposal or impairment of assets, net	(157)	915	117,729	493	(7,528)	—	111,452
Equity-based compensation expense	—	—	—	—	—	6,065	6,065
Acquisition expense	—	—	—	—	—	264	264
Other income, net	50	2	3	69	167	1,605	1,896
Adjusted EBITDA attributable to unconsolidated entities	3,798	127	—	(19)	1,216	—	5,122
Adjusted EBITDA attributable to noncontrolling interest	—	(190)	—	70	—	—	(120)
Revaluation of liabilities	—	5,600	—	—	—	—	5,600
Other	1,502	92	22	—	—	—	1,616
Adjusted EBITDA	$29,601	$27,273	$16,065	$3,203	$22,216	$(7,606)	$90,752

	Three Months Ended September 30, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(19,039)	$(4,430)	$8,384	$(8,717)	$11,387	$(23,413)	$(35,828)
Depreciation and amortization	9,025	25,129	4,425	10,705	416	903	50,603
Amortization recorded to cost of sales	100	—	195	—	1,454	—	1,749
Net unrealized losses (gains) on derivatives	1,613	(2,193)	2,734	139	—	—	2,293
Inventory valuation adjustment	—	—	—	—	39,530	—	39,530
Lower of cost or market adjustments	—	—	—	—	(393)	—	(393)
Loss (gain) on disposal or impairment of assets, net	8,477	(11)	17	(65)	(7,563)	(3)	852
Equity-based compensation expense	—	—	—	—	—	10,660	10,660
Acquisition expense	—	—	—	—	—	724	724
Other income, net	145	—	24	139	11	1,762	2,081
Adjusted EBITDA attributable to unconsolidated entities	2,386	46	—	(111)	782	—	3,103
Adjusted EBITDA attributable to noncontrolling interest	—	(794)	—	19	—	—	(775)
Other	793	76	20	—	—	—	889
Adjusted EBITDA	$3,500	$17,823	$15,799	$2,109	$45,624	$(9,367)	$75,488

	Six Months Ended September 30, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$5,553	$(8,702)	$(126,879)	$(15,094)	$35,538	$(34,185)	$(143,769)
Depreciation and amortization	41,793	49,261	12,471	23,075	648	1,839	129,087
Amortization recorded to cost of sales	169	—	141	—	2,781	—	3,091
Net unrealized losses on derivatives	1,511	3,022	11,313	230	—	—	16,076
Inventory valuation adjustment	—	—	—	—	(21,347)	—	(21,347)
Lower of cost or market adjustments	—	—	—	—	9,411	—	9,411
(Gain) loss on disposal or impairment of assets, net	(3,716)	185	117,729	1,096	(15,056)	—	100,238
Equity-based compensation expense	—	—	—	—	—	14,886	14,886
Acquisition expense	—	—	—	—	—	(54)	(54)
Other income, net	94	20	7	251	335	3,299	4,006
Adjusted EBITDA attributable to unconsolidated entities	7,620	281	—	(11)	2,107	—	9,997
Adjusted EBITDA attributable to noncontrolling interest	—	(434)	—	252	—	—	(182)
Revaluation of liabilities	—	5,600	—	—	—	—	5,600
Other	2,413	185	43	—	—	—	2,641
Adjusted EBITDA	$55,437	$49,418	$14,825	$9,799	$14,417	$(14,215)	$129,681

	Six Months Ended September 30, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(19,664)	$75,034	$8,327	$(11,219)	$161,156	$(55,562)	$158,072
Depreciation and amortization	17,993	49,563	8,874	20,392	833	1,854	99,509
Amortization recorded to cost of sales	184	—	390	—	2,771	—	3,345
Net unrealized losses (gains) on derivatives	219	(834)	3,626	209	—	—	3,220
Inventory valuation adjustment	—	—	—	—	32,693	—	32,693
Lower of cost or market adjustments	—	—	—	—	108	—	108
Loss (gain) on disposal or impairment of assets, net	9,962	(94,281)	49	(34)	(119,160)	(3)	(203,467)
Equity-based compensation expense	—	—	—	—	—	32,994	32,994
Acquisition expense	—	—	—	2	—	1,159	1,161
Other (expense) income, net	(1,310)	310	63	320	2,879	3,591	5,853
Adjusted EBITDA attributable to unconsolidated entities	5,074	(63)	—	(277)	1,676	—	6,410
Adjusted EBITDA attributable to noncontrolling interest	—	(1,631)	—	141	—	—	(1,490)
Other	795	163	40	—	—	—	998
Adjusted EBITDA	$13,253	$28,261	$21,369	$9,534	$82,956	$(15,967)	$139,406

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

Our borrowing needs vary during the year due in part to the seasonal nature of our Liquids, Retail Propane and Refined Products and Renewables businesses. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the heating season as well as building our gasoline inventories in anticipation of the winter gasoline contango and blending season. Our working capital borrowing needs generally decline during the period of January through March, when the cash flows from our Retail Propane and Liquids segments are the greatest and gasoline inventories need to be minimized due to certain inventory requirements.

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

Other sources of liquidity during the six months ended September 30, 2017 are discussed below.

Class B Preferred Units

During the six months ended September 30, 2017, we issued 8,400,000 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $202.8 million (net of the underwriters’ discount of $6.6 million and offering costs of $0.6 million). See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further description of the Class B Preferred Units.

Long-Term Debt

Credit Agreement

We are party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. As of September 30, 2017, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.05 billion for cash borrowings and letters of credit, (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $715.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). During the three months ended September 30, 2017, we reallocated $50.0 million from the Expansion Capital Facility to the Working Capital Facility. We had letters of credit of $115.1 million on the Working Capital Facility at September 30, 2017.

On June 2, 2017, we amended our Credit Agreement to, among other things, modify our financial covenants. In addition, the amendment also restricts us from increasing our distribution rate over the amount paid in the preceding quarter if our leverage ratio is greater than 4.25 to 1.

At September 30, 2017, we were in compliance with the covenants under the Credit Agreement.

Senior Secured Notes

During the six months ended September 30, 2017, we repurchased $55.0 million of our senior secured notes for an aggregate purchase price of $57.2 million (excluding payments of accrued interest), and recorded a loss on the early extinguishment of $3.2 million (net of $1.0 million of debt issuance costs). Following the repurchase, semi-annual installment payments will be $19.5 million beginning on December 19, 2017 and ending on the maturity date of June 19, 2022.

On August 2, 2017, we amended the note purchase agreement for our senior secured notes with an effective date of June 2, 2017. The amendment, among other things, conforms the financial covenants to match the amended terms of the Credit Agreement and provides for an increase in interest charged if our leverage ratio exceeds certain predetermined levels. In addition, the amendment also restricts us from increasing our distribution rate over the amount paid in the preceding quarter if our interest coverage ratio is less than 3.00 to 1.

At September 30, 2017, we were in compliance with the covenants under the note purchase agreement for our senior secured notes.

Senior Unsecured Notes

The senior unsecured notes include the 2019 Notes, 2021 Notes, 2023 Notes and the 2025 Notes.

Repurchases

During the six months ended September 30, 2017, we repurchased $18.7 million of the 2019 Notes, $26.5 million of the 2023 Notes, and $15.7 million of the 2025 Notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the repurchases.

Compliance

At September 30, 2017, we were in compliance with the covenants under the indentures for all of the senior unsecured notes.

For a further discussion of our Revolving Credit Facility, senior secured notes and senior unsecured notes, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Revolving Credit Balances

The following table summarizes our Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Six Months Ended September 30, 2017
Expansion capital borrowings	$97,123	$—	$193,500
Working capital borrowings	$783,653	$719,500	$869,500

Six Months Ended September 30, 2016
Expansion capital borrowings	$1,258,478	$1,153,500	$1,338,000
Working capital borrowings	$629,292	$465,500	$718,000

At-The-Market Program

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We are under no obligation to issue equity under the ATM Program. We did not issue any common units under the ATM Program during the six months ended September 30, 2017, and approximately $134.7 million remained available for sale under the ATM Program as of September 30, 2017.

Common Unit Repurchase Program

On August 29, 2017, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $15.0 million of our outstanding common units through December 31, 2017 from time to time in the open market or in other privately negotiated transactions. During the three months ended September 30, 2017, we repurchased 1,193,635 common units for an aggregate price of $11.2 million, including commissions.

Capital Expenditures

The following table summarizes expansion and maintenance capital expenditures for the periods indicated which excludes additions for tank bottoms and line fill. This information has been prepared on the accrual basis, and excludes property, plant and equipment and intangible assets acquired in acquisitions.

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Three Months Ended September 30,
2017	$19,439	$7,994	$27,433
2016	$48,781	$6,401	$55,182

Six Months Ended September 30,
2017	$44,032	$14,521	$58,553
2016	$143,884	$12,696	$156,580

During the three months and six months ended September 30, 2017, we spent $28.5 million and $48.4 million, respectively, compared to $98.8 million and $113.3 million, respectively, during the three months and six months ended September 30, 2016. See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the acquisitions made during our current fiscal year. In addition, we contributed $8.9 million and $14.2 million, respectively, during the three months and six months ended September 30, 2017, for the construction of the Glass Mountain pipeline extension.

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Six Months Ended September 30,
Cash Flows Provided by (Used in)	2017	2016
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$65,847	$78,731
Changes in operating assets and liabilities	(55,893)	(133,608)
Operating activities	$9,954	$(54,877)
Investing activities	$(108,212)	$(235,542)
Financing activities	$104,401	$285,670

Operating Activities. The seasonality of our natural gas liquids businesses has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids and Retail Propane businesses, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. The seasonal motor fuel blending impacts the value of our gasoline inventory in our Refined Products and Renewables business and also represents a period when we build inventory into our system. We borrow under our Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash provided by operating activities during the six months ended September 30, 2017 was due primarily to higher inventory as a result of the purchase of additional pipeline capacity allocations in our Refined Products and Renewables segment during the six months ended September 30, 2016.

Investing Activities. Net cash used in investing activities was $108.2 million during the six months ended September 30, 2017, compared to $235.5 million during the six months ended September 30, 2016. The decrease in net cash used in investing activities was due primarily to:

•
a decrease in capital expenditures from $201.6 million during the six months ended September 30, 2016, primarily related to the Grand Mesa Pipeline, to $56.5 million during the six months ended September 30, 2017;

•	a $64.9 million decrease in cash paid for acquisitions during the six months ended September 30, 2017;

•	a $24.2 million increase in proceeds primarily from the sale of excess pipe in our Crude Oil Logistics segment during the six months ended September 30, 2017; and

•	a $16.9 million payment to terminate a development agreement during the six months ended September 30, 2016.

These decreases in net cash used in investing activities were partially offset by:

•	$112.4 million in proceeds received from the sale of the TLP common units we owned during the six months ended September 30, 2016; and

•	$14.2 million of investments in unconsolidated entities during the six months ended September 30, 2017.

Financing Activities. Net cash provided by financing activities was $104.4 million during the six months ended September 30, 2017, compared to $285.7 million during the six months ended September 30, 2016. The decrease in net cash provided by financing activities was due primarily to:

•	an increase of $100.3 million in repurchases of a portion of our outstanding senior secured notes and senior unsecured notes during the six months ended September 30, 2017;

•	a decrease of $32.3 million in proceeds received from the sale of preferred units;

•	an increase of $24.0 million in distributions paid to our general and common unit partners, preferred unitholders and noncontrolling interest owners during the six months ended September 30, 2017;

•	a decrease of $17.5 million in borrowings on our Revolving Credit Facility (net of repayments) during the six months ended September 30, 2017;

•	$11.7 million for the repurchase of a portion of our common units during the six months ended September 30, 2017; and

•	$10.5 million for the repurchase of warrants related to our Class A Preferred Units during the six months ended September 30, 2017.

These decreases in net cash provided by financing activities were partially offset by a $25.8 million release of contingent consideration liabilities related to the termination of a development agreement during the six months ended September 30, 2016.

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

On September 18, 2017, the board of directors of our general partner declared a distribution for the three months ended September 30, 2017 of $5.7 million, which was paid to the holders of the Class B Preferred Units on October 16, 2017.

On October 19, 2017, the board of directors of our general partner declared a distribution of $0.39 per common unit to the unitholders of record on November 6, 2017. In addition, the board of directors declared a distribution to the holders of the

Class A Preferred Units of $6.4 million in the aggregate. The distributions to both the common unitholders and the holders of the Class A Preferred Units are to be paid on November 14, 2017.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2017 for our fiscal years ending thereafter:

		Six Months Ending March 31,	Fiscal Year Ending March 31,
	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$102,000	$—	$—	$—	$—	$102,000	$—
Working capital borrowings	869,500	—	—	—	—	869,500	—
Senior secured notes	195,000	19,500	39,000	39,000	39,000	39,000	19,500
Senior unsecured notes	1,885,672	—	—	360,781	—	367,048	1,157,843
Other long-term debt	12,756	1,793	2,895	2,285	5,450	274	59
Interest payments on long-term debt:
Revolving Credit Facility (1)	214,743	38,001	49,095	49,095	49,095	29,457	—
Senior secured notes	34,178	7,918	10,374	7,781	5,187	2,594	324
Senior unsecured notes	701,364	61,952	123,904	114,659	105,414	105,414	190,021
Other long-term debt	1,581	336	525	369	185	43	123
Letters of credit	115,099	—	—	—	—	115,099	—
Future minimum lease payments under noncancelable operating leases	553,578	71,787	120,589	107,255	94,118	65,985	93,844
Future minimum throughput payments under noncancelable agreements (2)	120,394	26,001	52,042	42,351	—	—	—
Construction commitments (3)	24,470	24,026	444	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	161,432	161,432	—	—	—	—	—
Natural gas liquids	46,156	44,816	1,340	—	—	—	—
Index-price commodity purchase commitments (4):
Crude oil (5)	1,770,080	576,009	524,256	412,569	161,485	95,761	—
Natural gas liquids	601,243	563,817	37,426	—	—	—	—
Total contractual obligations	$7,409,246	$1,597,388	$961,890	$1,136,145	$459,934	$1,792,175	$1,461,714

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at September 30, 2017. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

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

(3)	At September 30, 2017, construction commitments primarily relate to the Glass Mountain pipeline extension.

(4)
Index prices are based on a forward price curve at September 30, 2017. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at September 30, 2017 would result in a change of $67.0 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at September 30, 2017 would result in a change of $39.1 million in the value of our index-price crude oil purchase commitments. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of the commitments.

(5)
Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa pipeline. As these purchase commitments are deliver-or-pay contracts, we have not entered into corresponding long-term sales contracts for volumes we may not receive.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2017, we had $971.5 million of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 4.50%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.2 million, based on borrowings outstanding at September 30, 2017.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2017, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales in our unaudited condensed consolidated statements of operations. The following table summarizes the hypothetical impact on the September 30, 2017 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(5,451)
Propane (Liquids segment)	$1,404
Other products (Liquids segment)	$(14,458)
Gasoline (Refined Products and Renewables segment)	$(15,196)
Diesel (Refined Products and Renewables segment)	$(4,990)
Ethanol (Refined Products and Renewables segment)	$(2,753)
Biodiesel (Refined Products and Renewables segment)	$124
Canadian dollars (Liquids segment)	$711

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

We completed an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2017. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of September 30, 2017, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as supplemented and updated by Part II, Item 1A–“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Unit Repurchase Program

On August 29, 2017, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $15.0 million of our outstanding common units through December 31, 2017 from time to time in the open market or in other privately negotiated transactions. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. The following table summarizes the repurchase of common units during the three months ended September 30, 2017:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Common Unit	Program	Under the Program
July 1-31, 2017	37,554	$13.58	—	$—
August 1-31, 2017	227,192	$9.00	227,192	$12,948,047
September 1-30, 2017	966,443	$9.39	966,443	$3,847,062
Total	1,231,189		1,193,635	$3,847,062

The common units not repurchased under the publicly announced program were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are including the common units surrendered in the Total Number of Common Units Purchased column.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit
4.1
Amendment No. 2 to Amended and Restated Note Purchase Agreement, dated August 2, 2017 and effective as of June 2, 2017, among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) filed with the SEC on August 4, 2017)

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

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and March 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and six months ended September 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statement of Changes in Equity for the six months ended September 30, 2017, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 7, 2017		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 7, 2017		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer