Form 10-Q
period 2017-12-31
NGL Energy Partners LP
filed 2018-02-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR
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

At February 5, 2018, there were 121,083,664 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2017	March 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,469	$12,264
Accounts receivable-trade, net of allowance for doubtful accounts of $5,561 and $5,234, respectively	1,063,907	800,607
Accounts receivable-affiliates	3,517	6,711
Inventories	645,100	561,432
Prepaid expenses and other current assets	97,395	103,193
Assets held for sale	131,591	—
Total current assets	1,969,979	1,484,207
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $420,174 and $375,594, respectively	1,708,683	1,790,273
GOODWILL	1,313,317	1,451,716
INTANGIBLE ASSETS, net of accumulated amortization of $455,532 and $414,605, respectively	1,064,955	1,163,956
INVESTMENTS IN UNCONSOLIDATED ENTITIES	16,369	187,423
LOAN RECEIVABLE-AFFILIATE	318	3,200
OTHER NONCURRENT ASSETS	242,765	239,604
Total assets	$6,316,386	$6,320,379
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$866,768	$658,021
Accounts payable-affiliates	474	7,918
Accrued expenses and other payables	230,752	207,125
Advance payments received from customers	46,850	35,944
Current maturities of long-term debt	3,260	29,590
Liabilities held for sale	16,574	—
Total current liabilities	1,164,678	938,598
LONG-TERM DEBT, net of debt issuance costs of $22,883 and $33,458, respectively, and current maturities	2,921,966	2,963,483
OTHER NONCURRENT LIABILITIES	168,281	184,534
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 19,942,169 and 19,942,169 preferred units issued and outstanding, respectively	76,056	63,890
REDEEMABLE NONCONTROLLING INTEREST	4,011	3,072

EQUITY:
General partner, representing a 0.1% interest, 121,205 and 120,300 notional units, respectively	(50,869)	(50,529)
Limited partners, representing a 99.9% interest, 121,083,664 and 120,179,407 common units issued and outstanding, respectively	1,823,740	2,192,413
Class B preferred limited partners, 8,400,000 and 0 preferred units issued and outstanding, respectively	202,731	—
Accumulated other comprehensive loss	(1,478)	(1,828)
Noncontrolling interests	7,270	26,746
Total equity	1,981,394	2,166,802
Total liabilities and equity	$6,316,386	$6,320,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
REVENUES:
Crude Oil Logistics	$585,007	$385,906	$1,526,944	$1,161,742
Water Solutions	64,024	40,359	162,023	115,845
Liquids	709,044	470,275	1,379,981	909,584
Retail Propane	160,025	128,654	291,797	240,131
Refined Products and Renewables	2,944,874	2,381,283	8,806,717	6,746,168
Other	289	164	696	679
Total Revenues	4,463,263	3,406,641	12,168,158	9,174,149
COST OF SALES:
Crude Oil Logistics	552,871	361,839	1,423,511	1,107,587
Water Solutions	10,192	477	13,019	3,871
Liquids	670,701	430,946	1,319,344	831,221
Retail Propane	87,487	60,508	148,443	106,019
Refined Products and Renewables	2,951,440	2,374,175	8,781,009	6,674,194
Other	117	77	311	300
Total Cost of Sales	4,272,808	3,228,022	11,685,637	8,723,192
OPERATING COSTS AND EXPENSES:
Operating	84,846	76,981	237,285	225,408
General and administrative	29,218	18,280	77,689	88,077
Depreciation and amortization	63,340	60,767	192,427	160,276
(Gain) loss on disposal or impairment of assets, net	(111,480)	34	(11,242)	(203,433)
Revaluation of liabilities	—	—	5,600	—
Operating Income (Loss)	124,531	22,557	(19,238)	180,629
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	3,426	1,279	7,270	1,726
Revaluation of investments	—	—	—	(14,365)
Interest expense	(51,790)	(41,436)	(151,249)	(105,316)
(Loss) gain on early extinguishment of liabilities, net	(21,141)	—	(22,479)	30,890
Other income, net	2,107	20,007	6,113	25,860
Income (Loss) Before Income Taxes	57,133	2,407	(179,583)	119,424
INCOME TAX EXPENSE	(364)	(1,114)	(934)	(2,036)
Net Income (Loss)	56,769	1,293	(180,517)	117,388
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(89)	(317)	(221)	(6,091)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	(424)	—	261	—
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	56,256	976	(180,477)	111,297
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS	(16,219)	(8,906)	(42,001)	(20,958)
LESS: NET (INCOME) LOSS ALLOCATED TO GENERAL PARTNER	(73)	(22)	121	(180)
LESS: REPURCHASE OF WARRANTS	—	—	(349)	—
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS	$39,964	$(7,952)	$(222,706)	$90,159
BASIC INCOME (LOSS) PER COMMON UNIT	$0.33	$(0.07)	$(1.84)	$0.85
DILUTED INCOME (LOSS) PER COMMON UNIT	$0.32	$(0.07)	$(1.84)	$0.82
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	120,844,008	107,966,901	120,899,502	106,114,668
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	124,161,966	107,966,901	120,899,502	109,554,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income (loss)	$56,769	$1,293	$(180,517)	$117,388
Other comprehensive income	784	545	350	60
Comprehensive income (loss)	$57,553	$1,838	$(180,167)	$117,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Nine Months Ended December 31, 2017
(in Thousands, except unit amounts)

		Limited Partners
		Class B Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2017	$(50,529)	—	$—	120,179,407	$2,192,413	$(1,828)	$26,746	$2,166,802
Distributions to general and common unit partners and preferred unitholders (Note 10)	(242)	—	—	—	(171,072)	—	—	(171,314)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,082)	(3,082)
Contributions	—	—	—	—	—	—	23	23
Purchase of noncontrolling interest (Note 4)	—	—	—	—	(6,245)	—	(16,638)	(22,883)
Redemption valuation adjustment (Note 2)	—	—	—	—	(1,201)	—	—	(1,201)
Repurchase of warrants (Note 10)	—	—	—	—	(10,549)	—	—	(10,549)
Equity issued pursuant to incentive compensation plan (Note 10)	23	—	—	1,855,102	28,611	—	—	28,634
Common unit repurchases and cancellations (Note 10)	—	—	—	(1,558,498)	(15,608)	—	—	(15,608)
Warrants exercised (Note 10)	—	—	—	607,653	6	—	—	6
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(12,259)	—	—	(12,259)
Issuance of Class B preferred units (Note 10)	—	8,400,000	202,731	—	—	—	—	202,731
Net (loss) income	(121)	—	—	—	(180,356)	—	221	(180,256)
Other comprehensive income	—	—	—	—	—	350	—	350
BALANCES AT DECEMBER 31, 2017	$(50,869)	8,400,000	$202,731	121,083,664	$1,823,740	$(1,478)	$7,270	$1,981,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net (loss) income	$(180,517)	$117,388
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs	205,192	173,566
Loss (gain) on early extinguishment or revaluation of liabilities, net	28,079	(30,890)
Gain on termination of a storage sublease agreement	—	(16,205)
Non-cash equity-based compensation expense	27,114	39,859
Gain on disposal or impairment of assets, net	(11,242)	(203,433)
Provision for doubtful accounts	1,910	471
Net adjustments to fair value of commodity derivatives	99,814	102,638
Equity in earnings of unconsolidated entities	(7,270)	(1,726)
Distributions of earnings from unconsolidated entities	4,891	2,094
Revaluation of investments	—	14,365
Other	854	(3,269)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(278,547)	(245,065)
Inventories	(90,037)	(244,941)
Other current and noncurrent assets	(11,534)	(65,331)
Accounts payable-trade and affiliates	200,363	245,506
Other current and noncurrent liabilities	14,991	(599)
Net cash provided by (used in) operating activities	4,061	(115,572)
INVESTING ACTIVITIES:
Capital expenditures	(99,384)	(264,580)
Acquisitions, net of cash acquired	(49,481)	(127,513)
Cash flows from settlements of commodity derivatives	(85,823)	(82,815)
Proceeds from sales of assets	33,673	14,195
Proceeds from sale of interest in Glass Mountain	292,117	—
Proceeds from sale of TLP common units	—	112,370
Proceeds from sale of Grassland	—	22,000
Transaction with an unconsolidated entity (Note 13)	(6,424)	—
Investments in unconsolidated entities	(21,461)	—
Distributions of capital from unconsolidated entities	11,710	7,608
Repayments on loan for natural gas liquids facility	7,425	6,585
Loan to affiliate	(1,460)	(2,700)
Repayments on loan to affiliate	4,160	655
Payment to terminate development agreement	—	(16,875)
Other (Note 14)	20,000	—
Net cash provided by (used in) investing activities	105,052	(331,070)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	1,674,500	1,176,000
Payments on Revolving Credit Facility	(1,349,500)	(1,510,500)
Issuance of senior unsecured notes	—	700,000
Repayment and repurchase of senior secured and senior unsecured notes	(415,568)	(15,129)
Payments on other long-term debt	(4,361)	(6,549)
Debt issuance costs	(2,497)	(12,608)
Contributions from general partner	—	59
Contributions from noncontrolling interest owners, net	23	639
Distributions to general and common unit partners and preferred unitholders	(166,589)	(132,135)
Distributions to noncontrolling interest owners	(3,082)	(3,292)
Proceeds from sale of preferred units, net of offering costs	202,731	234,989
Repurchase of warrants	(10,549)	—
Common unit repurchases and cancellations	(15,608)	—
Proceeds from sale of common units, net of offering costs	—	43,896
Payments for settlement and early extinguishment of liabilities	(2,408)	(27,977)
Net cash (used in) provided by financing activities	(92,908)	447,393
Net increase in cash and cash equivalents	16,205	751
Cash and cash equivalents, beginning of period	12,264	28,176
Cash and cash equivalents, end of period	$28,469	$28,927
Supplemental cash flow information:
Cash interest paid	$153,788	$89,102
Income taxes paid (net of income tax refunds)	$1,614	$1,985
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B preferred unitholders	$4,725	$—
Accrued capital expenditures	$7,444	$2,754
Value of common units issued in business combinations	$—	$3,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2017, our operations include:

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

Revenues during the three months ended December 31, 2017 and 2016 include $0.3 million and $1.2 million, respectively, and revenues during the nine months ended December 31, 2017 and 2016 include $1.0 million and $3.7 million, respectively, associated with the amortization of a liability recorded in the acquisition accounting for an acquired business related to certain out-of-market revenue contracts.

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

We have certain taxable corporate subsidiaries in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2017 or March 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law by the President of the United States. The Act amended the Internal Revenue Code of 1986 for taxable years beginning after December 31, 2017 and does not extend retroactively to any prior tax periods. Beginning in tax year 2018, the deductibility of net interest expense is limited to 30% of our adjusted taxable income. For tax years beginning after December 31, 2017 and before January 1, 2022, the Act calculates adjusted taxable income using an EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization. Any disallowed business interest expense is then generally carried forward as a deduction in a succeeding taxable year at the partner level. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

As of December 31, 2017, we do not have any deferred tax assets or liabilities. Any future deferred tax assets or liabilities will be valued based on the new corporate tax rate under the Act.

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

Inventories consist of the following at the dates indicated:

	December 31, 2017	March 31, 2017
	(in thousands)
Crude oil	$77,306	$146,857
Natural gas liquids:
Propane	118,998	38,631
Butane	40,670	5,992
Other	11,778	6,035
Refined products:
Gasoline	214,717	193,051
Diesel	129,126	98,237
Renewables:
Ethanol	39,631	42,009
Biodiesel	8,124	21,410
Other	4,750	9,210
Total	$645,100	$561,432

Amounts as of December 31, 2017 in the table above exclude inventory related to the potential sale of a portion of the Retail Propane segment, as these amounts have been classified as current assets held for sale in our unaudited condensed consolidated balance sheet (see Note 14).

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired or Formed	December 31, 2017	March 31, 2017
				(in thousands)
Glass Mountain Pipeline, LLC (2)	Crude Oil Logistics	—%	December 2013	$—	$172,098
E Energy Adams, LLC	Refined Products and Renewables	19%	December 2013	14,369	12,952
Water treatment and disposal facility (3)	Water Solutions	50%	August 2015	2,000	2,147
Victory Propane, LLC (4)	Retail Propane	50%	April 2015	—	226
Total				$16,369	$187,423

(1)	Ownership interest percentages are at December 31, 2017.

(2)
On December 22, 2017, we sold our previously held 50% interest in Glass Mountain Pipeline, LLC for net proceeds of $292.1 million and recorded a gain on disposal of $108.6 million during the three months ended December 31, 2017 within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations.

(3)	This is an investment in an unincorporated joint venture.

(4)
As our investment is $0 at December 31, 2017, our proportionate share of Victory Propane, LLC’s (“Victory Propane”) losses have been recorded against the loan receivable we have with Victory Propane. See Note 13 for a further discussion of the loan receivable and a description of other transactions between us and Victory Propane.

Variable Interest Entity

Victory Propane was formed as a joint venture in April 2015 by us and an unrelated third party. The business purpose of Victory Propane is to acquire and/or develop retail propane operations in a defined geographic area. In conjunction with the formation of Victory Propane, we agreed to provide Victory Propane a revolving line of credit of $5.0 million to be used for working capital and/or acquisition funding. Victory Propane began using this revolving line of credit shortly after operations commenced. At December 31, 2017, we provided a majority of Victory Propane’s financing and have concluded that Victory Propane is a variable interest entity because the equity is not sufficient to fund Victory Propane’s activities without additional subordinated financial support. Each joint venture member has an equal ownership interest in Victory Propane and has equal representation on Victory Propane’s board of managers to make all significant decisions relating to the operations of Victory Propane. Therefore, we do not have the power to direct activities that significantly influence the economic performance of Victory Propane and have concluded that we are not the primary beneficiary. Our maximum exposure to loss related to Victory Propane is limited to the sum of our equity investment as shown in the table above and the outstanding loan receivable (see Note 13) at December 31, 2017.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2017	March 31, 2017
	(in thousands)
Loan receivable (1)	$32,396	$40,684
Line fill (2)	36,446	30,628
Tank bottoms (3)	42,044	42,044
Minimum shipping fees - pipeline commitments (4)	82,301	67,996
Other	49,578	58,252
Total	$242,765	$239,604

(1)	Represents a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2017, line fill consisted of 377,320 barrels of crude oil and 262,000 barrels of propane (requirement is due to a new contract). At March 31, 2017, line fill consisted of 427,193 barrels of crude oil. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At December 31, 2017 and March 31, 2017, tank bottoms held in third party terminals consisted of 366,212 barrels and 366,212 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

(4)
Represents the minimum shipping fees paid in excess of volumes shipped for two contracts. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). Under these contracts, we currently have 2.3 years and 2.8 years, respectively, in which to ship the excess volumes.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2017	March 31, 2017
	(in thousands)
Accrued compensation and benefits	$16,237	$22,227
Excise and other tax liabilities	48,803	64,051
Derivative liabilities	34,713	27,622
Accrued interest	33,389	44,418
Product exchange liabilities	24,312	1,693
Deferred gain on sale of general partner interest in TLP	30,113	30,113
Other	43,185	17,001
Total	$230,752	$207,125

Amounts as of December 31, 2017 in the table above exclude accrued expenses and other payables related to the potential sale of a portion of the Retail Propane segment, as these amounts have been classified as current liabilities held for sale in our unaudited condensed consolidated balance sheet (see Note 14).

Deferred Gain on Sale of General Partner Interest in TLP

On February 1, 2016, we sold our general partner interest in TransMontaigne Partners L.P. (“TLP”) to an affiliate of ArcLight Capital Partners. We deferred a portion of the gain on the sale and will recognize this amount over our future lease payment obligations, which is approximately seven years. During the three months ended December 31, 2017 and 2016, we recognized $7.5 million and $7.5 million, respectively, and during the nine months ended December 31, 2017 and 2016, we recognized $22.6 million and $22.6 million, respectively, of the deferred gain in our unaudited condensed consolidated

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

statements of operations. Within our December 31, 2017 unaudited condensed consolidated balance sheet, the current portion of the deferred gain, $30.1 million, is recorded in accrued expenses and other payables, and the long-term portion, $116.7 million, is recorded in other noncurrent liabilities.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and any distributions that are paid. Noncontrolling interests are reported as a component of equity, unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in our unaudited condensed consolidated balance sheet. The redeemable noncontrolling interest is adjusted at each balance sheet date to its maximum redemption value if the amount is greater than the carrying value. During the nine months ended December 31, 2017, we recorded $1.2 million to adjust the redeemable noncontrolling interest to its maximum redemption value.

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

Also, as discussed in Note 4, we made certain adjustments during the nine months ended December 31, 2017 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the fiscal year ended March 31, 2017.

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

We are in the process of evaluating our revenue contracts by segment and type to determine the potential impact of adopting this ASU. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts, particularly contracts with minimum volume commitments, specifically in our Water Solutions, Crude Oil Logistics, Refined and Renewables and Liquids segments, tiered pricing, non-cash consideration and multi-year services arrangements, may be impacted by the adoption of this ASU; however, we are still in the process of quantifying these impacts, if any, and have not yet determined whether they would be material to our consolidated financial statements. We have hired a third-party to assist us in the evaluation of these contracts. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under this ASU. We continue to monitor additional authoritative or interpretive guidance related to this ASU as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us. We currently anticipate utilizing a modified retrospective adoption as of April 1, 2018.

Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Weighted average units outstanding during the period:
Common units - Basic	120,844,008	107,966,901	120,899,502	106,114,668
Effect of Dilutive Securities:
Performance awards	—	—	—	111,826
Warrants	2,914,383	—	—	3,328,434
Service awards	403,575	—	—	—
Common units - Diluted	124,161,966	107,966,901	120,899,502	109,554,928

For the three months ended December 31, 2017, the Class A Preferred Units (as defined herein) and Performance Awards (as defined herein) were considered antidilutive. For the nine months ended December 31, 2017 and three months ended December 31, 2016, the Class A Preferred Units, Performance Awards, Service Awards and warrants were considered antidilutive. For the nine months ended December 31, 2016, the Class A Preferred Units and Service Awards were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands, except unit and per unit amounts)
Net income (loss)	$56,769	$1,293	$(180,517)	$117,388
Less: Net income attributable to noncontrolling interests	(89)	(317)	(221)	(6,091)
Less: Net (income) loss attributable to redeemable noncontrolling interests	(424)	—	261	—
Net income (loss) attributable to NGL Energy Partners LP	56,256	976	(180,477)	111,297
Less: Distributions to preferred unitholders	(16,219)	(8,906)	(42,001)	(20,958)
Less: Net (income) loss allocated to general partner (1)	(73)	(22)	121	(180)
Less: Repurchase of warrants (2)	—	—	(349)	—
Net income (loss) allocated to common unitholders	$39,964	$(7,952)	$(222,706)	$90,159
Basic income (loss) per common unit	$0.33	$(0.07)	$(1.84)	$0.85
Diluted income (loss) per common unit	$0.32	$(0.07)	$(1.84)	$0.82
Basic weighted average common units outstanding	120,844,008	107,966,901	120,899,502	106,114,668
Diluted weighted average common units outstanding	124,161,966	107,966,901	120,899,502	109,554,928

(1)	Net (income) loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

(2)	This amount represents the excess of the repurchase price over the fair value of the warrants, as discussed further in Note 10.

Note 4—Acquisitions

The following summarizes our acquisitions during the nine months ended December 31, 2017:

Acquisition of Remaining Interest in NGL Solids Solutions, LLC

On April 17, 2017, we entered into a purchase and sale agreement with the party owning the 50% noncontrolling interest in NGL Solids Solutions, LLC, a consolidated subsidiary in our Water Solutions segment. Total consideration was $23.1 million, which consisted of cash of $20.0 million and the termination of a non-compete agreement that we valued at $3.1 million, and in return we received the following:

•	The remaining 50% interest in NGL Solids Solutions, LLC; and

•	Two parcels of land to develop saltwater disposal wells.

We accounted for the transaction as an acquisition of assets. Acquiring assets in groups requires not only ascertaining the cost of the asset (or net asset) group but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of a group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed/released based on their relative fair values and does not give rise to goodwill or bargain purchase gains. We allocated $22.9 million to noncontrolling interest and $0.2 million to land. The acquisition of the remaining interest was accounted for as an equity transaction, no gain or loss was recorded and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. As of the date of the transaction, the 50% noncontrolling interest had a carrying value of $16.6 million. For the termination of the non-compete agreement, we recorded a gain of $1.3 million, which included the carrying value of the non-compete agreement intangible asset that was written off (see Note 7). This gain was recorded within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations during the nine months ended December 31, 2017.

Retail Propane Businesses

During the nine months ended December 31, 2017, we acquired six retail propane businesses for total consideration of $30.5 million. The agreements for these acquisitions contemplate post-closing payments for certain working capital items.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed for these retail propane businesses, and as a result, the estimates of fair value at December 31, 2017 are subject to change. The following table summarizes the preliminary estimates of the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$2,042
Property, plant and equipment	10,686
Goodwill	3,010
Intangible assets	16,625
Current liabilities	(1,586)
Other noncurrent liabilities	(291)
Fair value of net assets acquired	$30,486

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

The operations of these retail propane businesses have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2017 includes revenues of $8.8 million and operating income of $0.8 million that were generated by the operations of three of these retail propane businesses. The revenues and operating income of the other retail propane business acquisitions are not considered material.

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

Retail Propane Businesses

During the nine months ended December 31, 2017, we completed the acquisition accounting for four retail propane businesses. During the nine months ended December 31, 2017, we received additional information and recorded a decrease of $0.2 million to current assets and a decrease of less than $0.1 million to property, plant and equipment. The offset of these adjustments was recorded to goodwill. In addition, we paid $0.4 million in cash to the sellers during the nine months ended December 31, 2017 for consideration that was held back at the acquisition date, which we recorded as a liability within accrued expenses and other payables in our unaudited condensed consolidated balance sheet.

Natural Gas Liquids Facilities

During the three months ended June 30, 2017, we completed the acquisition accounting for certain natural gas liquids facilities acquired in January 2017. There were no material adjustments to the fair value of assets acquired and liabilities assumed during the three months ended June 30, 2017.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives	December 31, 2017	March 31, 2017
		(in thousands)
Natural gas liquids terminal and storage assets	2–30 years	$238,092	$207,825
Pipeline and related facilities	30–40 years	255,930	248,582
Refined products terminal assets and equipment	15–25 years	7,062	6,736
Retail propane equipment	2–30 years	195,414	239,417
Vehicles and railcars	3–25 years	179,691	198,480
Water treatment facilities and equipment	3–30 years	585,569	557,100
Crude oil tanks and related equipment	2–30 years	218,056	203,003
Barges and towboats	5–30 years	91,884	91,037
Information technology equipment	3–7 years	43,495	43,880
Buildings and leasehold improvements	3–40 years	167,446	161,957
Land		56,593	56,545
Tank bottoms and line fill (1)		20,094	24,462
Other	3–20 years	14,802	39,132
Construction in progress		54,729	87,711
		2,128,857	2,165,867
Accumulated depreciation		(420,174)	(375,594)
Net property, plant and equipment		$1,708,683	$1,790,273

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts as of December 31, 2017 in the table above exclude property, plant and equipment and the accumulated depreciation related to the potential sale of a portion of the Retail Propane segment, as these amounts have been classified as current assets held for sale in our unaudited condensed consolidated balance sheet (see Note 14).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Depreciation expense	$32,629	$32,039	$98,761	$88,396
Capitalized interest expense	$66	$1,429	$66	$6,233

We record losses (gains) from the sales of property, plant and equipment and any write-downs in value due to impairment within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. During the three months ended December 31, 2017, we recorded a net loss of $4.7 million. The net loss consisted of losses of $7.5 million related to the disposal of certain assets, offset by a gain of $2.8 million related to the sale of excess pipe in our Crude Oil Logistics segment. During the nine months ended December 31, 2017, we recorded a net loss of $4.0 million. The net loss consisted of losses of $10.6 million related to the disposal of certain assets and the write-down of other assets, offset by a gain of $6.6 million related to the sale of excess pipe in our Crude Oil Logistics segment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the nine months ended December 31, 2017:

	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2017	$579,846	$424,270	$266,046	$130,427	$51,127	$1,451,716
Revisions to acquisition accounting (Note 4)	—	195	—	232	—	427
Acquisitions (Note 4)	—	—	—	3,010	—	3,010
Impairment	—	—	(116,877)	—	—	(116,877)
Assets held for sale (Note 14)	—	—	—	(24,959)	—	(24,959)
Balances at December 31, 2017	$579,846	$424,465	$149,169	$108,710	$51,127	$1,313,317

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

During the three months ended September 30, 2017, we recorded a goodwill impairment charge of $116.9 million, which was recorded within (gain) loss on disposal or impairment of assets, net, in our unaudited condensed consolidated statement of operations. At September 30, 2017, our Sawtooth reporting unit had a goodwill balance of $66.2 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		December 31, 2017			March 31, 2017
Description	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Amortizable:
Customer relationships	3–20 years	$882,256	$(352,364)	$529,892	$906,782	$(316,242)	$590,540
Customer commitments	10 years	310,000	(36,167)	273,833	310,000	(12,917)	297,083
Pipeline capacity rights	30 years	161,785	(15,697)	146,088	161,785	(11,652)	150,133
Rights-of-way and easements	1–40 years	63,485	(2,670)	60,815	63,402	(2,154)	61,248
Executory contracts and other agreements	3–30 years	23,097	(16,626)	6,471	29,036	(20,457)	8,579
Non-compete agreements	2–32 years	17,988	(6,767)	11,221	32,984	(17,762)	15,222
Trade names	1–10 years	4,076	(1,822)	2,254	15,439	(13,396)	2,043
Debt issuance costs (1)	5 years	40,790	(23,419)	17,371	38,983	(20,025)	18,958
Total amortizable		1,503,477	(455,532)	1,047,945	1,558,411	(414,605)	1,143,806
Non-amortizable:
Trade names		17,010	—	17,010	20,150	—	20,150
Total non-amortizable		17,010	—	17,010	20,150	—	20,150
Total		$1,520,487	$(455,532)	$1,064,955	$1,578,561	$(414,605)	$1,163,956

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

Amounts as of December 31, 2017 in the table above exclude intangible assets and the accumulated amortization related to the potential sale of a portion of the Retail Propane segment, as these amounts have been classified as current assets held for sale in our unaudited condensed consolidated balance sheet (see Note 14).

The weighted-average remaining amortization period for intangible assets is approximately 11.4 years.

Write off of Intangible Asset

During the nine months ended December 31, 2017, we wrote off $1.8 million related to the non-compete agreement which was terminated as part of our acquisition of the remaining interest in NGL Solids Solutions, LLC (see Note 4).

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2017	2016	2017	2016
	(in thousands)
Depreciation and amortization	$30,711	$28,728	$93,666	$71,880
Cost of sales	1,505	1,753	4,596	5,098
Interest expense	1,154	1,721	3,394	5,177
Total	$33,370	$32,202	$101,656	$82,155

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2018 (three months)	$32,936
2019	128,009
2020	124,632
2021	111,519
2022	96,432
Thereafter	554,417
Total	$1,047,945

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2017			March 31, 2017
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$125,000	$—	$125,000	$—	$—	$—
Working capital borrowings	1,014,500	—	1,014,500	814,500	—	814,500
Senior secured notes	—	—	—	250,000	(4,559)	245,441
Senior unsecured notes:
5.125% Notes due 2019	360,781	(2,015)	358,766	379,458	(3,191)	376,267
6.875% Notes due 2021	367,048	(4,817)	362,231	367,048	(5,812)	361,236
7.500% Notes due 2023	656,589	(9,515)	647,074	700,000	(11,329)	688,671
6.125% Notes due 2025	412,507	(6,536)	405,971	500,000	(8,567)	491,433
Other long-term debt	11,684	—	11,684	15,525	—	15,525
	2,948,109	(22,883)	2,925,226	3,026,531	(33,458)	2,993,073
Less: Current maturities	3,260	—	3,260	29,590	—	29,590
Long-term debt	$2,944,849	$(22,883)	$2,921,966	$2,996,941	$(33,458)	$2,963,483

(1)	Debt issuance costs related to the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to long-term debt in the table above was $1.5 million and $1.2 million during the three months ended December 31, 2017 and 2016, respectively, and $4.8 million and $3.0 million during the nine months ended December 31, 2017 and 2016, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2018 (three months)	$1,283
2019	5,124
2020	4,191
2021	3,810
2022	3,229
Thereafter	5,246
Total	$22,883

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Credit Agreement

We are party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. As of December 31, 2017, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.2 billion for cash borrowings and letters of credit, (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $565.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). During the three months ended September 30, 2017, we reallocated $50.0 million from the Expansion Capital Facility to the Working Capital Facility. During the three months ended December 31, 2017, we reallocated an additional $150.0 million from the Expansion Capital Facility to the Working Capital Facility. We had letters of credit of $182.1 million on the Working Capital Facility at December 31, 2017.

At December 31, 2017, the borrowings under the Credit Agreement had a weighted average interest rate of 4.90%, calculated as the weighted average LIBOR rate of 1.53% plus a margin of 3.00% for LIBOR borrowings and the prime rate of 4.50% plus a margin of 2.00% on alternate base rate borrowings. At December 31, 2017, the interest rate in effect on letters of credit was 3.00%. Commitment fees were charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

On June 2, 2017, we amended our Credit Agreement. The amendment, among other things, restricts us from increasing our distribution rate over the amount paid in the preceding quarter if our leverage ratio is greater than 4.25 to 1. In addition, the Credit Agreement contains covenants that require us to satisfy certain debt ratios, which are summarized in the table below.

		Senior Secured	Interest
Period Beginning	Leverage Ratio (1)	Leverage Ratio (1)	Coverage Ratio (2)
December 31, 2017	5.50	2.50	2.25
March 31, 2018	4.75	3.25	2.75
March 31, 2019 and thereafter	4.50	3.25	2.75

(1)	Amount represents the maximum ratio for the period presented.

(2)	Amount represents the minimum ratio for the period presented.

On February 5, 2018, we amended our Credit Agreement. The amendment, among other things, amended the defined term “Consolidated EBITDA” to include the “Accrued Blenders Tax Credits” (as defined in the Credit Agreement) solely for the two quarters ending December 31, 2017 and March 31, 2018.

At December 31, 2017, our leverage ratio was approximately 5.13 to 1, our senior secured leverage ratio was approximately 0.35 to 1 and our interest coverage ratio was approximately 2.32 to 1.

At December 31, 2017, we were in compliance with the covenants under the Credit Agreement.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Repurchases

On December 29, 2017, we repurchased all of the remaining outstanding Senior Secured Notes. The following table summarizes repurchases of Senior Secured Notes for the periods indicated:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2017	2017
	(in thousands)
Senior Secured Notes
Notes repurchased	$175,500	$230,500
Cash paid (excluding payments of accrued interest)	$192,979	$250,179
Loss on early extinguishment of debt (1)	$(20,807)	$(23,971)

(1)
Loss on the early extinguishment of debt for the Senior Secured Notes during the three months and nine months ended December 31, 2017 are net of debt issuance costs of $3.3 million and $4.3 million, respectively.

Prior to the December 29, 2017 repurchase of all of the remaining outstanding Senior Secured Notes, we made a semi-annual principal installment payment of $19.5 million on December 19, 2017.

Senior Unsecured Notes

Registration Rights

In connection with the issuance of the 7.50% senior notes due 2023 (the “2023 Notes”) and the 6.125% senior notes due 2025 (the “2025 Notes”), we entered into a registration rights agreement in which we agreed to file a registration statement with the SEC so that the holders can exchange the 2023 Notes and the 2025 Notes for registered notes that have substantially identical terms as the 2023 Notes and the 2025 Notes and evidence the same indebtedness of the 2023 Notes and the 2025 Notes. In addition, the subsidiary guarantors agreed to exchange the guarantee related to the 2023 Notes and the 2025 Notes for a registered guarantee having substantially the same terms as the original guarantee. We filed a registration statement for both the 2023 Notes and the 2025 Notes, and the related guarantees, with the SEC which became effective on July 11, 2017 and 99.98% of the 2023 Notes and 99.98% of the 2025 Notes were exchanged on August 8, 2017.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2017	2017
	(in thousands)
2019 Notes
Notes repurchased	$—	$18,677
Cash paid (excluding payments of accrued interest)	$—	$18,641
Loss on early extinguishment of debt (1)	$—	$(102)

2023 Notes
Notes repurchased	$16,954	$43,411
Cash paid (excluding payments of accrued interest)	$17,434	$42,893
Loss on early extinguishment of debt (2)	$(730)	$(135)

2025 Notes
Notes repurchased	$71,793	$87,493
Cash paid (excluding payments of accrued interest)	$70,248	$84,356
Gain on early extinguishment of debt (3)	$396	$1,729

(1)	Loss on the early extinguishment of debt for the 2019 Notes during the nine months ended December 31, 2017 are net of debt issuance costs of $0.1 million.

(2)
Loss on the early extinguishment of debt for the 2023 Notes during the three months and nine months ended December 31, 2017 are net of debt issuance costs of $0.2 million and $0.7 million, respectively.

(3)
Gain on the early extinguishment of debt for the 2025 Notes during the three months and nine months ended December 31, 2017 are net of debt issuance costs of $1.1 million and $1.4 million, respectively.

At December 31, 2017, we were in compliance with the covenants under the indentures for all of the senior unsecured notes.

Other Long-Term Debt

We have executed various non-interest bearing notes payable, primarily related to non-compete agreements entered into in connection with acquisitions of businesses. These instruments have an aggregate principal balance of $5.4 million at December 31, 2017, and the implied interest rates on these instruments range from 1.91% to 7.00% per year. We also have certain notes payable related to equipment financing. These instruments have an aggregate principal balance of $6.3 million at December 31, 2017, and the interest rates on these instruments range from 4.13% to 7.10% per year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2017:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2018 (three months)	$—	$—	$604	$604
2019	—	—	2,939	2,939
2020	—	360,781	2,318	363,099
2021	—	—	5,470	5,470
2022	1,139,500	367,048	286	1,506,834
Thereafter	—	1,069,096	67	1,069,163
Total	$1,139,500	$1,796,925	$11,684	$2,948,109

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

Environmental Matters

Our unaudited condensed consolidated balance sheet at December 31, 2017 includes a liability, measured on an undiscounted basis, of $2.3 million related to environmental matters, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Balance at March 31, 2017	$8,181
Liabilities incurred	422
Liabilities assumed in acquisitions	21
Liabilities settled	(549)
Accretion expense	655
Balance at December 31, 2017	$8,730

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

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at December 31, 2017 (in thousands):

Fiscal Year Ending March 31,
2018 (three months)	$34,721
2019	120,928
2020	107,342
2021	93,662
2022	66,036
Thereafter	94,023
Total	$516,712

Rental expense relating to operating leases was $31.1 million and $32.0 million during the three months ended December 31, 2017 and 2016, respectively, and $94.9 million and $88.9 million during the nine months ended December 31, 2017 and 2016, respectively.

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have an asset recorded in other noncurrent assets in our unaudited condensed consolidated balance sheet for minimum shipping fees paid in previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at December 31, 2017 (in thousands):

Fiscal Year Ending March 31,
2018 (three months)	$13,001
2019	52,042
2020	42,351
Total	$107,394

Construction Commitments

At December 31, 2017, we had construction commitments of $6.2 million.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At December 31, 2017, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2018 (three months)	$51,001	899	$20,600	26,213
2019	—	—	1,341	2,268
Total	$51,001	899	$21,941	28,481

Index-Price Commodity Purchase Commitments:
2018 (three months)	$427,214	7,386	$310,124	319,467
2019	790,287	14,640	46,559	50,644
2020	511,636	10,395	—	—
2021	438,851	9,314	—	—
2022	357,603	7,729	—	—
Thereafter	447,158	9,592	—	—
Total	$2,972,749	59,056	$356,683	370,111

(1)
Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa pipeline. As these purchase commitments are deliver-or-pay contracts, we have not entered into corresponding long-term sales contracts for volumes we may not receive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At December 31, 2017, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2018 (three months)	$63,247	1,149	$94,582	103,982
2019	—	—	9,521	12,298
2020	—	—	162	215
Total	$63,247	1,149	$104,265	116,495

Index-Price Commodity Sale Commitments:
2018 (three months)	$468,661	7,872	$285,758	247,918
2019	389,596	7,311	7,914	7,685
2020	59,885	1,070	—	—
Total	$918,142	16,253	$293,672	255,603
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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $33.4 million of our prepaid expenses and other current assets and $31.7 million of our accrued expenses and other payables at December 31, 2017.

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

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and the warrants that were exercised for common units during the nine months ended December 31, 2017, we issued 905 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Common Unit Repurchase Program

On August 29, 2017, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $15.0 million of our outstanding common units through December 31, 2017 from time to time in the open market or in other privately negotiated transactions. During the three months ended December 31, 2017, we repurchased 323,213 common units for an aggregate price of $3.8 million, including commissions. During the nine months ended December 31, 2017, we repurchased 1,516,848 common units for an aggregate price of $15.0 million, including commissions.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our Distributions

The following table summarizes distributions declared on our common units during the last four quarters:

Date Declared	Record Date	Date Paid/Payable	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2017	May 8, 2017	May 15, 2017	$0.3900	$46,870	$80
July 20, 2017	August 4, 2017	August 14, 2017	$0.3900	$47,460	$81
October 19, 2017	November 6, 2017	November 14, 2017	$0.3900	$47,000	$81
January 23, 2018	February 6, 2018	February 14, 2018	$0.3900	$47,223	$81

Class A Convertible Preferred Units

On April 21, 2016, we received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Convertible Preferred Units (“Class A Preferred Units”) and 4,375,112 warrants.

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and the warrants. Accretion for the beneficial conversion feature, recorded as a deemed distribution, was $5.0 million and $2.5 million during the three months ended December 31, 2017 and 2016, respectively, and $12.3 million and $6.3 million during the nine months ended December 31, 2017 and 2016, respectively.

The holders of the warrants may exercise one-third of the warrants from and after the first anniversary of the original issue date, another one-third of the warrants from and after the second anniversary and the final one-third of the warrants from and after the third anniversary. The warrants have an exercise price of $0.01 and an eight year term. During the nine months ended December 31, 2017, 607,653 warrants were exercised for common units and we received proceeds of less than $0.1 million. In addition, we repurchased 850,716 unvested warrants for a total purchase price of $10.5 million on June 23, 2017. As of December 31, 2017, we had 2,916,743 warrants outstanding.

We pay a cumulative, quarterly distribution in arrears at an annual rate of 10.75% on the Class A Preferred Units to the extent declared by the board of directors of our general partner.

The following table summarizes distributions declared on our Class A Preferred Units during the last four quarters:

		Amount Paid/Payable to Class A
Date Declared	Date Paid/Payable	Preferred Unitholders
		(in thousands)
April 24, 2017	May 15, 2017	$6,449
July 20, 2017	August 14, 2017	$6,449
October 19, 2017	November 14, 2017	$6,449
January 23, 2018	February 14, 2018	$6,449

Class B Preferred Units

During the nine months ended December 31, 2017, we issued 8,400,000 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $202.7 million (net of the underwriters’ discount of $6.6 million and offering costs of $0.7 million).

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

Distributions on the Class B Preferred Units are payable on the 15th day of each January, April, July and October of each year to holders of record on the first day of each payment month. The initial distribution rate for the Class B Preferred Units from and including the date of original issue to, but not including, July 1, 2022 is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). On and after July 1, 2022, distributions on the Class B Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR plus a spread of 7.213%. On September 18, 2017, the board of directors of our general partner declared a distribution for the three months ended September 30, 2017 of $5.7 million. The distribution was paid to the holders of the Class B Preferred Units on October 16, 2017. On December 19, 2017, the board of directors of our general partner declared a distribution for the three months ended December 31, 2017 of $4.7 million to the holders of record on December 29, 2017. The distribution amount is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2017. The distribution was paid to the holders of the Class B Preferred Units on January 15, 2018.

Amended and Restated Partnership Agreement

On June 13, 2017, NGL Energy Holdings LLC executed the Fourth Amended and Restated Agreement of Limited Partnership. The preferences, rights, powers and duties of holders of the Class B Preferred Units are defined in the amended and restated partnership agreement. The Class B Preferred Units rank senior to the common units, with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up, and are on parity with the Class A Preferred Units. The Class B Preferred Units have no stated maturity but we may redeem the Class B Preferred Units at any time on or after July 1, 2022 or upon the occurrence of a change in control.

At-The-Market Program

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We did not issue any common units under the ATM Program during the nine months ended December 31, 2017, and approximately $134.7 million remained available for sale under the ATM Program at December 31, 2017.

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

The following table summarizes the Service Award activity during the nine months ended December 31, 2017:

Unvested Service Award units at March 31, 2017	2,708,500
Units granted	1,036,202
Units vested and issued	(1,855,102)
Units forfeited	(90,000)
Unvested Service Award units at December 31, 2017	1,799,600

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In connection with the vesting of certain restricted units during the nine months ended December 31, 2017, we canceled 41,650 of the newly-vested common units in satisfaction of $0.6 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

The following table summarizes the scheduled vesting of our unvested Service Award units at December 31, 2017:

Fiscal Year Ending March 31,
2018 (three months)	315,500
2019	896,750
2020	584,600
2021	2,750
Total	1,799,600

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

In December 2017, the compensation committee of the board of directors of our general partner decided that the vesting of all future grants would be split between dates in February and November instead of the entire grant vesting in July, which was the month the units generally vested. In addition, employees with unvested Service Awards were given an option to switch the vesting of their outstanding Service Awards and split the awards to vest in February and November or keep the vesting in July. For example, if an employee elected to change the vesting of their outstanding Service Awards, an award that was originally scheduled to vest in July 2018 would now be split so that half of the award will vest in February 2018 and the other half in November 2018. The Service Awards of individuals that elected to split the vesting are considered to be modified. The impact of the modification was not material to the current or future unit based compensation expense.

During the three months ended December 31, 2017 and 2016, we recorded compensation expense related to Service Award units of $3.1 million and $4.8 million, respectively. During the nine months ended December 31, 2017 and 2016, we recorded compensation expense related to Service Award units of $11.7 million and $51.5 million, respectively.

Of the restricted units granted and vested during the nine months ended December 31, 2017, 964,702 units were granted as a bonus for performance during the fiscal year ended March 31, 2017. The total amount of these bonus payments were $12.4 million, of which we had accrued $5.5 million as of March 31, 2017.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at December 31, 2017 (in thousands):

Fiscal Year Ending March 31,
2018 (three months)	$3,586
2019	8,909
2020	3,175
2021	18
Total	$15,688

During April 2015, our general partner granted Performance Award units to certain employees. The number of Performance Award units that will vest is contingent on the performance of our common units relative to the performance of the other entities in the Index. Performance will be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. As of December 31, 2017, performance will be measured over the following periods:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Vesting Date of Tranche	Performance Period for Tranche
July 1, 2018	July 1, 2015 through June 30, 2018
July 1, 2019	July 1, 2016 through June 30, 2019

The following table summarizes the Performance Award activity during the nine months ended December 31, 2017:

Unvested Performance Award units at March 31, 2017	1,189,000
Units forfeited	(426,000)
Unvested Performance Award units at December 31, 2017	763,000

During the July 1, 2014 through June 30, 2017 performance period, the return on our common units was below the return of the 50th percentile of our peer companies in the Index. As a result, no Performance Award units vested on July 1, 2017 and performance units with the July 1, 2017 vesting date are considered to be forfeited.

The fair value of the Performance Awards is estimated using a Monte Carlo simulation at the grant date. We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. Any Performance Awards that do not become earned Performance Awards will terminate, expire and otherwise be forfeited by the participants. During the three months ended December 31, 2017 and 2016, we recorded compensation expense related to Performance Award units of $1.1 million and $2.1 million, respectively. During the nine months ended December 31, 2017 and 2016, we recorded compensation expense related to Performance Awards units of $4.5 million and $5.2 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Performance Award units at December 31, 2017 (in thousands):

Fiscal Year Ending March 31,
2018 (three months)	$1,266
2019	3,078
2020	624
Total	$4,968

At December 31, 2017, approximately 2.4 million common units remain available for issuance under the LTIP.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	December 31, 2017		March 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$9,981	$(41,702)	$2,590	$(21,113)
Level 2 measurements	33,645	(37,382)	38,729	(27,799)
	43,626	(79,084)	41,319	(48,912)

Netting of counterparty contracts (1)	(8,470)	8,470	(1,508)	1,508
Net cash collateral (held) provided	(791)	33,233	(1,035)	19,604
Commodity derivatives	$34,365	$(37,381)	$38,776	$(27,800)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2017	March 31, 2017
	(in thousands)
Prepaid expenses and other current assets	$34,283	$38,711
Other noncurrent assets	82	65
Accrued expenses and other payables	(34,713)	(27,622)
Other noncurrent liabilities	(2,668)	(178)
Net commodity derivative (liability) asset	$(3,016)	$10,976

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2017:
Cross-commodity (1)	January 2018–March 2018	(21)	$(1,587)
Crude oil fixed-price (2)	January 2018–December 2019	(1,243)	(7,536)
Propane fixed-price (2)	January 2018–December 2018	210	1,942
Refined products fixed-price (2)	January 2018–January 2020	(4,743)	(29,363)
Refined products index (2)	January 2018–June 2018	(13)	(51)
Other	January 2018–March 2022		1,137
			(35,458)
Net cash collateral provided			32,442
Net commodity derivative liability			$(3,016)

At March 31, 2017:
Crude oil fixed-price (2)	April 2017–May 2017	(800)	$(55)
Propane fixed-price (2)	April 2017–December 2018	220	1,082
Refined products fixed-price (2)	April 2017–January 2019	(4,682)	(7,729)
Refined products index (2)	April 2017–December 2017	(18)	(103)
Other	April 2017–March 2022		(788)
			(7,593)
Net cash collateral provided			18,569
Net commodity derivative asset			$10,976

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

During the three months and nine months ended December 31, 2017, we recorded net losses of $64.9 million and $99.8 million, respectively, and during the three months and nine months ended December 31, 2016, we recorded net losses of $57.7 million and $102.6 million, respectively, from our commodity derivatives to cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2017, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2017, we had $1.1 billion of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 4.90%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2017 (in thousands):

Senior unsecured notes:
5.125% Notes due 2019	$367,997
6.875% Notes due 2021	$374,045
7.500% Notes due 2023	$681,621
6.125% Notes due 2025	$405,804

For the senior unsecured notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 1 in the fair value hierarchy.

Note 12—Segments

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments.

The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Crude Oil Logistics:
Crude oil sales	$556,001	$366,569	$1,446,560	$1,123,169
Crude oil transportation and other	33,017	20,914	89,318	43,020
Elimination of intersegment sales	(4,011)	(1,577)	(8,934)	(4,447)
Total Crude Oil Logistics revenues	585,007	385,906	1,526,944	1,161,742
Water Solutions:
Service fees	41,045	28,268	109,648	82,493
Recovered hydrocarbons	17,021	6,387	37,427	19,264
Other revenues	5,958	5,704	14,948	14,088
Total Water Solutions revenues	64,024	40,359	162,023	115,845
Liquids:
Propane sales	403,236	260,562	733,684	458,646
Butane sales	228,535	146,514	408,312	267,769
Other product sales	123,677	89,225	310,389	217,405
Other revenues	6,166	7,704	16,106	22,926
Elimination of intersegment sales	(52,570)	(33,730)	(88,510)	(57,162)
Total Liquids revenues	709,044	470,275	1,379,981	909,584
Retail Propane:
Propane sales	124,466	96,699	221,102	174,510
Distillate sales	22,806	19,569	39,037	35,613
Other revenues	12,797	12,418	31,733	30,056
Elimination of intersegment sales	(44)	(32)	(75)	(48)
Total Retail Propane revenues	160,025	128,654	291,797	240,131
Refined Products and Renewables:
Refined products sales	2,845,482	2,258,317	8,493,357	6,409,889
Renewables sales	99,436	123,065	313,366	325,377
Service fees	94	50	262	11,195
Elimination of intersegment sales	(138)	(149)	(268)	(293)
Total Refined Products and Renewables revenues	2,944,874	2,381,283	8,806,717	6,746,168
Corporate and Other	289	164	696	679
Total revenues	$4,463,263	$3,406,641	$12,168,158	$9,174,149
Depreciation and Amortization:
Crude Oil Logistics	$20,092	$16,503	$61,885	$34,496
Water Solutions	24,586	27,150	73,847	76,713
Liquids	6,247	4,441	18,718	13,315
Retail Propane	11,130	11,379	34,205	31,771
Refined Products and Renewables	323	404	971	1,237
Corporate and Other	962	890	2,801	2,744
Total depreciation and amortization	$63,340	$60,767	$192,427	$160,276
Operating Income (Loss):
Crude Oil Logistics	$106,279	$(9,163)	$111,832	$(28,827)
Water Solutions	(1,373)	(11,898)	(10,075)	63,136
Liquids	22,290	24,765	(104,589)	33,092
Retail Propane	23,972	21,772	8,878	10,553
Refined Products and Renewables	(4,791)	8,209	30,747	169,365
Corporate and Other	(21,846)	(11,128)	(56,031)	(66,690)
Total operating income (loss)	$124,531	$22,557	$(19,238)	$180,629

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Crude Oil Logistics	$14,788	$42,758	$26,509	$147,460
Water Solutions	22,556	18,275	56,996	86,628
Liquids	1,188	1,736	2,868	14,897
Retail Propane	14,527	16,196	49,242	94,170
Refined Products and Renewables	—	(945)	—	42,175
Corporate and Other	625	375	1,334	2,107
Total	$53,684	$78,395	$136,949	$387,437

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	December 31, 2017	March 31, 2017
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,661,020	$1,724,805
Water Solutions	1,239,578	1,261,944
Liquids	485,454	619,204
Retail Propane	457,031	547,960
Refined Products and Renewables	210,534	215,637
Corporate and Other	33,338	36,395
Total	$4,086,955	$4,405,945

Total assets:
Crude Oil Logistics	$2,269,632	$2,538,768
Water Solutions	1,303,873	1,301,415
Liquids	901,904	767,597
Retail Propane	660,850	622,859
Refined Products and Renewables	1,087,499	988,073
Corporate and Other	92,628	101,667
Total	$6,316,386	$6,320,379

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

Certain members of our management and members of their families as well as other associated parties own interests in entities from which we have purchased products and services and to which we have sold products and services. During the nine months ended December 31, 2017, $0.8 million of these transactions were capital expenditures and were recorded as increases to property, plant and equipment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Sales to SemGroup	$178	$150	$408	$3,734
Purchases from SemGroup	$1,050	$1,911	$3,978	$5,874
Sales to equity method investees	$98	$95	$294	$595
Purchases from equity method investees	$18,373	$33,538	$66,842	$91,530
Sales to entities affiliated with management	$64	$53	$204	$205
Purchases from entities affiliated with management	$193	$2,580	$1,540	$14,316

Accounts receivable from affiliates consist of the following at the dates indicated:

	December 31, 2017	March 31, 2017
	(in thousands)
Receivables from SemGroup	$83	$6,668
Receivables from NGL Energy Holdings LLC	3,413	—
Receivables from equity method investees	2	15
Receivables from entities affiliated with management	19	28
Total	$3,517	$6,711

Amounts as of December 31, 2017 in the table above exclude accounts receivable from affiliates related to the potential sale of a portion of the Retail Propane segment, as these amounts have been classified as current assets held for sale in our unaudited condensed consolidated balance sheet (see Note 14).

Accounts payable to affiliates consist of the following at the dates indicated:

	December 31, 2017	March 31, 2017
	(in thousands)
Payables to SemGroup	$390	$6,571
Payables to equity method investees	81	1,306
Payables to entities affiliated with management	3	41
Total	$474	$7,918

At December 31, 2017 and March 31, 2017, we had a loan receivable from Victory Propane, an equity method investee (see Note 2), of $0.3 million (net of our proportionate share of their losses of $0.2 million, as described in Note 2) and $3.2 million, respectively, with an initial maturity date of March 31, 2021, which can be extended for successive one-year periods unless one of the parties terminates the loan agreement.

Other Related Party Transactions

On June 23, 2017, we repurchased outstanding warrants, as discussed further in Note 10, from funds managed by Oaktree Capital Management, L.P., who are represented on the board of directors of our general partner.

During the three months ended December 31, 2017 we completed a transaction with Victory Propane, an equity method investee (See Note 2), to purchase Victory Propane’s Michigan assets. We paid Victory Propane $6.4 million in cash and received current assets, property, plant and equipment and customers. The allocation of the consideration was as follows:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Current assets	$276
Property, plant and equipment	1,366
Intangible assets (customer relationships)	4,782
Fair value of net assets acquired	$6,424

Victory Propane recognized a gain on this transaction. As all intra-entity profits and losses are eliminated between an investor and investee until realized, we have eliminated our proportionate share of the gain from this transaction on our books. As a result, our underlying equity in the net assets of Victory Propane exceeds our investment (see Note 2), and this difference will be amortized as income over the remaining life of the noncurrent assets acquired or until they are sold.

Victory Propane used a portion of the proceeds to pay off the outstanding balance of their note payable to us of $4.2 million and paid $2.0 million in distributions to the owners, including us.

Note 14—Assets and Liabilities Held for Sale

Potential Sale of a Portion of Retail Propane Business

On November 7, 2017, we entered into a definitive agreement with DCC LPG, a division of DCC plc, to sell a portion of our Retail Propane segment for $200 million in cash, adjusted for working capital at closing. We will retain this business through closing, which is expected to be March 31, 2018. The Retail Propane businesses subject to this transaction are comprised of our operations across the Mid-Continent and Western portions of the United States. We will retain our Retail Propane businesses located in the Eastern and Southeastern section of the United States. At December 31, 2017, we met the criteria for classifying the assets and liabilities of the Retail Propane businesses subject to this transaction as held for sale in our unaudited condensed consolidated balance sheet. As a result, we have not recorded any depreciation or amortization expense for the Retail Propane businesses subject to this transaction since they were classified as held for sale. In November 2017, we received a deposit of $20 million from DCC LPG related to the sale which is recorded in accrued expenses and other payables in our December 31, 2017 unaudited condensed consolidated balance sheet. As part of the agreement, we issued a letter of credit to DCC LPG for the amount of their deposit.

The following table summarizes the major classes of assets and liabilities classified as held for sale at December 31, 2017 (in thousands):

Assets Held for Sale
Cash and cash equivalents	$1,985
Accounts receivable-trade, net	13,336
Accounts receivable-affiliates	1
Inventories	6,273
Prepaid expenses and other current assets	2,437
Property, plant and equipment, net	61,137
Goodwill	24,959
Intangible assets, net	21,463
Total assets held for sale	$131,591

Liabilities Held for Sale
Accounts payable-trade	$686
Accrued expenses and other payables	2,565
Advance payments received from customers	13,163
Other liabilities	160
Total liabilities held for sale	$16,574

As this sale transaction does not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Retail Propane segment have not been classified as discontinued operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Retail Propane businesses subject to this transaction had income before taxes of $3.4 million for the nine months ended December 31, 2017.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,994	$—	$11,179	$2,296	$—	$28,469
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	1,060,207	3,700	—	1,063,907
Accounts receivable-affiliates	—	—	3,517	—	—	3,517
Inventories	—	—	644,154	946	—	645,100
Prepaid expenses and other current assets	—	—	97,058	337	—	97,395
Assets held for sale	—	—	131,742	—	(151)	131,591
Total current assets	14,994	—	1,947,857	7,279	(151)	1,969,979
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,676,248	32,435	—	1,708,683
GOODWILL	—	—	1,300,560	12,757	—	1,313,317
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,051,683	13,272	—	1,064,955
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	16,369	—	—	16,369
NET INTERCOMPANY RECEIVABLES (PAYABLES)	2,116,433	—	(2,095,213)	(21,220)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,727,675	—	24,623	—	(1,752,298)	—
LOAN RECEIVABLE-AFFILIATE	—	—	318	—	—	318
OTHER NONCURRENT ASSETS	—	—	242,765	—	—	242,765
Total assets	$3,859,102	$—	$4,165,210	$44,523	$(1,752,449)	$6,316,386
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$865,117	$1,651	$—	$866,768
Accounts payable-affiliates	1	—	473	—	—	474
Accrued expenses and other payables	34,879	—	194,937	936	—	230,752
Advance payments received from customers	—	—	46,326	675	(151)	46,850
Current maturities of long-term debt	—	—	2,887	373	—	3,260
Liabilities held for sale	—	—	16,574	—	—	16,574
Total current liabilities	34,880	—	1,126,314	3,635	(151)	1,164,678
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,774,042	—	1,147,180	744	—	2,921,966
OTHER NONCURRENT LIABILITIES	—	—	164,041	4,240	—	168,281
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	76,056	—	—	—	—	76,056
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	4,011	—	4,011
EQUITY:
Partners’ equity	1,974,124	—	1,728,919	32,127	(1,759,568)	1,975,602
Accumulated other comprehensive loss	—	—	(1,244)	(234)	—	(1,478)
Noncontrolling interests	—	—	—	—	7,270	7,270
Total equity	1,974,124	—	1,727,675	31,893	(1,752,298)	1,981,394
Total liabilities and equity	$3,859,102	$—	$4,165,210	$44,523	$(1,752,449)	$6,316,386

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$4,454,133	$10,818	$(1,688)	$4,463,263
COST OF SALES	—	—	4,269,586	4,910	(1,688)	4,272,808
OPERATING COSTS AND EXPENSES:
Operating	—	—	82,468	2,378	—	84,846
General and administrative	—	—	29,033	185	—	29,218
Depreciation and amortization	—	—	61,961	1,379	—	63,340
(Gain) loss on disposal or impairment of assets, net	—	—	(111,509)	29	—	(111,480)
Operating Income	—	—	122,594	1,937	—	124,531
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	3,426	—	—	3,426
Interest expense	(36,019)	—	(15,752)	(228)	209	(51,790)
Loss on early extinguishment of liabilities, net	(21,141)	—	—	—	—	(21,141)
Other income, net	—	—	2,298	18	(209)	2,107
(Loss) Income Before Income Taxes	(57,160)	—	112,566	1,727	—	57,133
INCOME TAX EXPENSE	—	—	(364)	—	—	(364)
EQUITY IN NET INCOME OF CONSOLIDATED SUBSIDIARIES	113,416	—	1,214	—	(114,630)	—
Net Income	56,256	—	113,416	1,727	(114,630)	56,769
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(89)	(89)
LESS: NET INCOME ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					(424)	(424)
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(16,219)	(16,219)
LESS: NET INCOME ALLOCATED TO GENERAL PARTNER					(73)	(73)
NET INCOME ALLOCATED TO COMMON UNITHOLDERS	$56,256	$—	$113,416	$1,727	$(131,435)	$39,964

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Nine Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$12,150,896	$20,261	$(2,999)	$12,168,158
COST OF SALES	—	—	11,679,386	9,250	(2,999)	11,685,637
OPERATING COSTS AND EXPENSES:
Operating	—	—	231,376	5,909	—	237,285
General and administrative	—	—	77,190	499	—	77,689
Depreciation and amortization	—	—	188,893	3,534	—	192,427
(Gain) loss on disposal or impairment of assets, net	—	—	(12,436)	1,194	—	(11,242)
Revaluation of liabilities	—	—	5,600	—	—	5,600
Operating Loss	—	—	(19,113)	(125)	—	(19,238)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	7,270	—	—	7,270
Interest expense	(111,609)	—	(39,576)	(681)	617	(151,249)
Loss on early extinguishment of liabilities, net	(22,479)	—	—	—	—	(22,479)
Other income, net	—	—	6,656	74	(617)	6,113
Loss Before Income Taxes	(134,088)	—	(44,763)	(732)	—	(179,583)
INCOME TAX EXPENSE	—	—	(934)	—	—	(934)
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	(46,389)	—	(692)	—	47,081	—
Net Loss	(180,477)	—	(46,389)	(732)	47,081	(180,517)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(221)	(221)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					261	261
LESS: DISTRIBUTIONS TO PREFERRED UNITHOLDERS					(42,001)	(42,001)
LESS: NET LOSS ALLOCATED TO GENERAL PARTNER					121	121
LESS: REPURCHASE OF WARRANTS					(349)	(349)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS	$(180,477)	$—	$(46,389)	$(732)	$4,892	$(222,706)

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$56,256	$—	$113,416	$1,727	$(114,630)	$56,769
Other comprehensive income (loss)	—	—	795	(11)	—	784
Comprehensive income	$56,256	$—	$114,211	$1,716	$(114,630)	$57,553

	Three Months Ended December 31, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$976	$—	$27,193	$4,242	$(31,118)	$1,293
Other comprehensive income (loss)	—	—	568	(23)	—	545
Comprehensive income	$976	$—	$27,761	$4,219	$(31,118)	$1,838

	Nine Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net loss	$(180,477)	$—	$(46,389)	$(732)	$47,081	$(180,517)
Other comprehensive income (loss)	—	—	383	(33)	—	350
Comprehensive loss	$(180,477)	$—	$(46,006)	$(765)	$47,081	$(180,167)

	Nine Months Ended December 31, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$111,297	$—	$161,590	$6,264	$(161,763)	$117,388
Other comprehensive income (loss)	—	—	93	(33)	—	60
Comprehensive income	$111,297	$—	$161,683	$6,231	$(161,763)	$117,448

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Nine Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$415,012	$—	$(447,316)	$36,365	$4,061
INVESTING ACTIVITIES:
Capital expenditures	—	—	(97,971)	(1,413)	(99,384)
Acquisitions, net of cash acquired	—	—	(49,081)	(400)	(49,481)
Cash flows from settlements of commodity derivatives	—	—	(85,823)	—	(85,823)
Proceeds from sales of assets	—	—	33,673	—	33,673
Proceeds from sale of interest in Glass Mountain	—	—	292,117	—	292,117
Transaction with an unconsolidated entity (Note 13)	—	—	(6,424)	—	(6,424)
Investments in unconsolidated entities	—	—	(21,461)	—	(21,461)
Distributions of capital from unconsolidated entities	—	—	11,710	—	11,710
Repayments on loan for natural gas liquids facility	—	—	7,425	—	7,425
Loan to affiliate	—	—	(1,460)	—	(1,460)
Repayments on loan to affiliate	—	—	4,160	—	4,160
Other (Note 14)	—	—	20,000	—	20,000
Net cash provided by (used in) investing activities	—	—	106,865	(1,813)	105,052
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	1,674,500	—	1,674,500
Payments on Revolving Credit Facility	—	—	(1,349,500)	—	(1,349,500)
Repayment and repurchase of senior secured and senior unsecured notes	(415,568)	—	—	—	(415,568)
Payments on other long-term debt	—	—	(3,971)	(390)	(4,361)
Debt issuance costs	(693)	—	(1,804)	—	(2,497)
Contributions from noncontrolling interest owners, net	—	—	—	23	23
Distributions to general and common unit partners and preferred unitholders	(166,589)	—	—	—	(166,589)
Distributions to noncontrolling interest owners	—	—	—	(3,082)	(3,082)
Proceeds from sale of preferred units, net of offering costs	202,731	—	—	—	202,731
Repurchase of warrants	(10,549)	—	—	—	(10,549)
Common unit repurchases and cancellations	(15,608)	—	—	—	(15,608)
Payments for settlement and early extinguishment of liabilities	—	—	(2,408)	—	(2,408)
Net changes in advances with consolidated entities	1	—	31,910	(31,911)	—
Net cash (used in) provided by financing activities	(406,275)	—	348,727	(35,360)	(92,908)
Net increase (decrease) in cash and cash equivalents	8,737	—	8,276	(808)	16,205
Cash and cash equivalents, beginning of period	6,257	—	2,903	3,104	12,264
Cash and cash equivalents, end of period	$14,994	$—	$11,179	$2,296	$28,469

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Nine Months Ended December 31, 2016
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash used in operating activities	$(48,850)	$—	$(63,850)	$(2,872)	$(115,572)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(257,734)	(6,846)	(264,580)
Acquisitions, net of cash acquired	—	—	(116,153)	(11,360)	(127,513)
Cash flows from settlements of commodity derivatives	—	—	(82,815)	—	(82,815)
Proceeds from sales of assets	—	—	14,136	59	14,195
Proceeds from sale of TLP common units	—	—	112,370	—	112,370
Proceeds from sale of Grassland	—	—	—	22,000	22,000
Distributions of capital from unconsolidated entities	—	—	7,608	—	7,608
Repayments on loan for natural gas liquids facility	—	—	6,585	—	6,585
Loan to affiliate	—	—	(2,700)	—	(2,700)
Repayments on loan to affiliate	—	—	655	—	655
Payment to terminate development agreement	—	—	(16,875)	—	(16,875)
Net cash (used in) provided by investing activities	—	—	(334,923)	3,853	(331,070)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	1,176,000	—	1,176,000
Payments on Revolving Credit Facility	—	—	(1,510,500)	—	(1,510,500)
Issuance of senior unsecured notes	700,000	—	—	—	700,000
Repurchase of senior unsecured notes	(15,129)	—	—	—	(15,129)
Payments on other long-term debt	—	—	(6,359)	(190)	(6,549)
Debt issuance costs	(12,536)	—	(72)	—	(12,608)
Contributions from general partner	59	—	—	—	59
Contributions from noncontrolling interest owners, net	—	—	—	639	639
Distributions to general and common unit partners and preferred unitholders	(132,135)	—	—	—	(132,135)
Distributions to noncontrolling interest owners	—	—	—	(3,292)	(3,292)
Proceeds from sale of preferred units, net of offering costs	234,989	—	—	—	234,989
Proceeds from sale of common units, net of offering costs	43,896	—	—	—	43,896
Payments for settlement and early extinguishment of liabilities	—	—	(27,977)	—	(27,977)
Net changes in advances with consolidated entities	(772,232)	—	769,955	2,277	—
Net cash provided by (used in) financing activities	46,912	—	401,047	(566)	447,393
Net (decrease) increase in cash and cash equivalents	(1,938)	—	2,274	415	751
Cash and cash equivalents, beginning of period	25,749	—	784	1,643	28,176
Cash and cash equivalents, end of period	$23,811	$—	$3,058	$2,058	$28,927

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2017. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“Annual Report”) filed with the Securities and Exchange Commission on May 26, 2017.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2017, our operations include:

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

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Total revenues	$4,463,263	$3,406,641	$12,168,158	$9,174,149
Total cost of sales	4,272,808	3,228,022	11,685,637	8,723,192
Operating expenses	84,846	76,981	237,285	225,408
General and administrative expense	29,218	18,280	77,689	88,077
Depreciation and amortization	63,340	60,767	192,427	160,276
(Gain) loss on disposal or impairment of assets, net	(111,480)	34	(11,242)	(203,433)
Revaluation of liabilities	—	—	5,600	—
Operating income (loss)	124,531	22,557	(19,238)	180,629
Equity in earnings of unconsolidated entities	3,426	1,279	7,270	1,726
Revaluation of investments	—	—	—	(14,365)
Interest expense	(51,790)	(41,436)	(151,249)	(105,316)
(Loss) gain on early extinguishment of liabilities, net	(21,141)	—	(22,479)	30,890
Other income, net	2,107	20,007	6,113	25,860
Income (loss) before income taxes	57,133	2,407	(179,583)	119,424
Income tax expense	(364)	(1,114)	(934)	(2,036)
Net income (loss)	56,769	1,293	(180,517)	117,388
Less: Net income attributable to noncontrolling interests	(89)	(317)	(221)	(6,091)
Less: Net (income) loss attributable to redeemable noncontrolling interests	(424)	—	261	—
Net income (loss) attributable to NGL Energy Partners LP	56,256	976	(180,477)	111,297
Less: Distributions to preferred unitholders	(16,219)	(8,906)	(42,001)	(20,958)
Less: Net (income) loss allocated to general partner	(73)	(22)	121	(180)
Less: Repurchase of warrants	—	—	(349)	—
Net income (loss) allocated to common unitholders	$39,964	$(7,952)	$(222,706)	$90,159

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented, due to business combinations, disposals and other transactions. Our results of operations for the three months and nine months ended December 31, 2017 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2018. See the detailed discussion of items affecting operating income (loss) by segment below.

Recent Developments

Repurchases of Senior Secured Notes

In December 2017, we paid $195.0 million in aggregate to pay a semi-annual principal installment payment and repurchase all of the remaining outstanding Senior Secured Notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Repurchases of Senior Unsecured Notes

During the three months ended December 31, 2017, we repurchased $17.0 million of the 7.50% senior notes due 2023 (the “2023 Notes”) and $71.8 million of the 6.125% senior notes due 2025 (the “2025 Notes”). See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Common Unit Repurchase Program

On August 29, 2017, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $15.0 million of our outstanding common units through December 31, 2017 from time to time in the open market or in other privately negotiated transactions. During the three months ended December 31, 2017, we repurchased 323,213 common units for an aggregate price of $3.8 million, including commissions.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law by the President of the United States. The Act amended the Internal Revenue Code of 1986 for taxable years beginning after December 31, 2017 and does not extend retroactively to any prior tax periods. Beginning in tax year 2018, the deductibility of net interest expense is limited to 30% of our adjusted taxable income. For tax years beginning after December 31, 2017 and before January 1, 2022, the Act calculates adjusted taxable income using an EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization. Any disallowed business interest expense is then generally carried forward as a deduction in a succeeding taxable year at the partner level. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

We have certain taxable corporate subsidiaries in Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. In addition, as of December 31, 2017, we do not have any deferred tax assets or liabilities. Any future deferred tax assets or liabilities will be valued based on the new corporate tax rate under the Act.

Amendment to Credit Agreement

On February 5, 2018, we amended our Credit Agreement. The amendment, among other things, amended the defined term “Consolidated EBITDA” to include the “Accrued Blenders Tax Credits” (as defined in the Credit Agreement) solely for the two quarters ending December 31, 2017 and March 31, 2018.

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2017 and the nine months ended December 31, 2017. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

During the nine months ended December 31, 2017, in our Water Solutions segment, we acquired the remaining 50% ownership interest in NGL Solids Solutions, LLC, and in our Retail Propane segment, we acquired six retail propane businesses and certain assets from an equity method investee. See Note 4 and Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

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

Dispositions

Potential Sale of a Portion of Retail Propane Business

On November 7, 2017, we entered into a definitive agreement with DCC LPG, a division of DCC plc, to sell a portion of our Retail Propane segment for $200 million in cash, adjusted for working capital at closing. We will retain this business through closing, which is expected to be March 31, 2018. The Retail Propane businesses subject to this transaction are comprised of our operations across the Mid-Continent and Western portions of the United States. We will retain our Retail Propane businesses located in the Eastern and Southeastern section of the United States. In November 2017, we received a deposit of $20 million from DCC LPG related to the sale which is recorded in accrued expenses and other payables in our December 31, 2017 unaudited condensed consolidated balance sheet. As part of the agreement, we issued a letter of credit to DCC LPG for the amount of their deposit.

As this sale transaction does not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Retail Propane segment have not been classified as discontinued operations.
Sale of Interest in Glass Mountain Pipeline, LLC

On December 22, 2017, we sold our previously held 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”) for net proceeds of $292.1 million and recorded a gain on disposal of $108.6 million during the three months ended December 31, 2017. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

As this sale transaction does not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Crude Oil Logistics segment have not be classified as discontinued operations.

Segment Operating Results for the Three Months Ended December 31, 2017 and 2016

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$556,001	$366,569	$189,432
Crude oil transportation and other	33,017	20,914	12,103
Total revenues (1)	589,018	387,483	201,535
Expenses:
Cost of sales	556,882	363,416	193,466
Operating expenses	11,712	10,591	1,121
General and administrative expenses	1,627	1,481	146
Depreciation and amortization expense	20,092	16,503	3,589
(Gain) loss on disposal or impairment of assets, net	(107,574)	4,655	(112,229)
Total expenses	482,739	396,646	86,093
Segment operating income (loss)	$106,279	$(9,163)	$115,442

Crude oil sold (barrels)	10,006	7,527	2,479
Crude oil transported on owned pipelines (barrels)	9,228	1,610	7,618
Crude oil storage capacity - owned and leased (barrels) (2)	6,362	6,765	(403)
Crude oil storage capacity leased to third parties (barrels) (2)	2,829	4,398	(1,569)
Crude oil inventory (barrels) (2)	1,356	2,037	(681)
Crude oil sold ($/barrel)	$55.567	$48.701	$6.866
Cost per crude oil sold ($/barrel)	$55.655	$48.282	$7.373
Crude oil product margin ($/barrel)	$(0.088)	$0.419	$(0.507)

(1)
Revenues include $4.0 million and $1.6 million of intersegment sales during the three months ended December 31, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2017 and December 31, 2016, respectively.

Crude Oil Sales. The increase was due primarily to an increase in crude oil prices and barrels sold during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. This segment continued to be impacted by competition and low margins in the majority of the basins across the United States and we continue to market crude volumes in these basins to support our various pipeline, terminal and transportation assets. Additionally, we bear the cost of certain minimum volume commitments on third-party crude oil pipelines in various basins which are currently not profitable.

Crude Oil Transportation and Other Revenues. The increase was due primarily to our Grand Mesa Pipeline becoming operational on November 1, 2016 which increased revenues by $10.5 million during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. During the three months ended December 31, 2017, approximately 9.2 million barrels of crude oil were transported on the Grand Mesa Pipeline, which averaged approximately 100,000 barrels per day and financial volumes averaged approximately 106,000 barrels per day. Higher revenues in our trucking and barge operations during the three months ended December 31, 2017 were due primarily to increased demand for transportation services, compared to the three months ended December 31, 2016, and were partially offset by the flattening of the contango curve for crude oil (a condition in which forward crude oil prices are greater than spot prices) during the three months ended December 31, 2017, compared to the three months ended December 31, 2016.

Cost of Sales. The increase was due primarily to an increase in crude oil prices during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Our cost of sales during the three months ended

December 31, 2017 was increased by $4.7 million of net realized losses on derivatives and $1.0 million of net unrealized losses on derivatives. Our cost of sales during the three months ended December 31, 2016 was increased by $3.4 million of net realized losses on derivatives and $0.7 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to our Grand Mesa Pipeline becoming operational on November 1, 2016 which increased expenses by $1.8 million during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. This increase was partially offset by lower repair and maintenance expense related to having a newer fleet of barges and a smaller fleet of trucks, as well as the timing of repairs, and lower property taxes due to decreased inventory.

Depreciation and Amortization Expense. The increase was due primarily to our Grand Mesa Pipeline becoming operational on November 1, 2016 which increased depreciation and amortization expense by $2.6 million during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Also contributing to the increase was higher depreciation expense related to other capital projects being placed into service.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2017, we recorded a gain of $108.6 million on the sale of our previously held 50% interest in Glass Mountain (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report). In addition, we recorded a net loss of $1.0 million on the sales of excess pipe and certain other assets. During the three months ended December 31, 2016, we recorded a net loss of $4.7 million on the sales of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Service fees	$41,045	$28,268	$12,777
Recovered hydrocarbons	17,021	6,387	10,634
Other revenues	5,958	5,704	254
Total revenues	64,024	40,359	23,665
Expenses:
Cost of sales-derivative loss (gain)	9,481	(238)	9,719
Cost of sales-other	711	715	(4)
Operating expenses	27,041	21,728	5,313
General and administrative expenses	649	579	70
Depreciation and amortization expense	24,586	27,150	(2,564)
Loss on disposal or impairment of assets, net	2,929	2,323	606
Total expenses	65,397	52,257	13,140
Segment operating loss	$(1,373)	$(11,898)	$10,525

Wastewater processed (barrels per day)
Eagle Ford Basin	255,634	203,349	52,285
Permian Basin	334,556	208,495	126,061
DJ Basin	121,061	67,560	53,501
Other Basins	78,144	36,778	41,366
Total	789,395	516,182	273,213
Solids processed (barrels per day)	6,095	2,624	3,471
Skim oil sold (barrels per day)	3,623	1,597	2,026
Service fees for wastewater processed ($/barrel)	$0.57	$0.60	$(0.03)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.23	$0.13	$0.10
Operating expenses for wastewater processed ($/barrel)	$0.37	$0.46	$(0.09)

Service Fee Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities, partially offset with higher volumes in areas with lower fees. We continue to benefit from the increased rig counts as compared to the prior year in the basins in which we operate, particularly in the Permian Basin.

Recovered Hydrocarbon Revenues. The increase was due primarily to an increase in the volume of wastewater processed, an increase in the amount of hydrocarbons per barrel of wastewater processed and an increase in crude oil prices.

Other Revenues. Other revenues primarily include solids disposal revenues and water pipeline revenues, both of which increased during the three months ended December 31, 2017 due to increased volumes. These increases were partially offset by a decrease in freshwater revenues due to the sale of Grassland in November 2016 (see below discussion of the loss on the sale of Grassland).

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the three months ended December 31, 2017 included $8.5 million of net unrealized losses on derivatives and $1.0 million of net realized losses on derivatives. Our cost of sales during the three months ended December 31, 2016 included $1.3 million of net unrealized gains on derivatives and $1.1 million of net realized losses on derivatives.

Cost of Sales-Other. Cost of sales-other for the current quarter was consistent with the prior year quarter.

Operating and General and Administrative Expenses. The increase was due primarily to higher costs of operations of water disposal wells due to higher volumes processed, partially offset by cost reduction efforts.

Depreciation and Amortization Expense. The decrease was due primarily to certain intangible assets being fully amortized during the fiscal year ended March 31, 2017, partially offset by acquisitions and developed facilities.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2017, we recorded a net loss of $2.9 million on the disposals of certain assets. During the three months ended December 31, 2016, we recorded a net loss of $2.3 million on the sale of Grassland and the sales of certain other assets.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$403,236	$260,562	$142,674
Cost of sales	388,861	242,949	145,912
Product margin	14,375	17,613	(3,238)

Butane sales:
Revenues (1)	228,535	146,514	82,021
Cost of sales	215,588	135,246	80,342
Product margin	12,947	11,268	1,679

Other product sales:
Revenues (1)	123,677	89,225	34,452
Cost of sales	118,050	84,071	33,979
Product margin	5,627	5,154	473

Other revenues:
Revenues (1)	6,166	7,704	(1,538)
Cost of sales	772	2,410	(1,638)
Product margin	5,394	5,294	100

Expenses:
Operating expenses	8,659	8,846	(187)
General and administrative expenses	1,361	1,217	144
Depreciation and amortization expense	6,247	4,441	1,806
(Gain) loss on disposal or impairment of assets, net	(214)	60	(274)
Total expenses	16,053	14,564	1,489
Segment operating income	$22,290	$24,765	$(2,475)

Liquids storage capacity - owned and leased (gallons) (2)	453,971	358,537	95,434

Propane sold (gallons)	399,211	386,854	12,357
Propane sold ($/gallon)	$1.010	$0.674	$0.336
Cost per propane sold ($/gallon)	$0.974	$0.628	$0.346
Propane product margin ($/gallon)	$0.036	$0.046	$(0.010)
Propane inventory (gallons) (2)	130,940	135,582	(4,642)
Propane storage capacity leased to third parties (gallons) (2)	33,495	33,264	231

Butane sold (gallons)	191,504	149,403	42,101
Butane sold ($/gallon)	$1.193	$0.981	$0.212
Cost per butane sold ($/gallon)	$1.126	$0.905	$0.221
Butane product margin ($/gallon)	$0.067	$0.076	$(0.009)
Butane inventory (gallons) (2)	41,941	22,261	19,680
Butane storage capacity leased to third parties (gallons) (2)	80,346	72,540	7,806

Other products sold (gallons)	104,136	89,974	14,162
Other products sold ($/gallon)	$1.188	$0.992	$0.196
Cost per other products sold ($/gallon)	$1.134	$0.934	$0.200
Other products product margin ($/gallon)	$0.054	$0.058	$(0.004)
Other products inventory (gallons) (2)	9,616	6,887	2,729

(1)
Revenues include $52.6 million and $33.7 million of intersegment sales during the three months ended December 31, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2017 and December 31, 2016, respectively.

Propane Sales. The increase in revenues was due to increased sales volumes and higher commodity prices.

Our cost of wholesale propane sales was increased by $4.2 million of net unrealized losses on derivatives and reduced by $5.8 million of net realized gains on derivatives during the three months ended December 31, 2017. During the three months ended December 31, 2016, our cost of wholesale propane sales was reduced by $0.7 million of net unrealized gains on derivatives and less than $0.1 million of net realized gains on derivatives.

Propane margins weakened during the quarter due to increased fixed-price contract deliveries against rising inventory values.

Butane Sales. The increase in revenues and cost of sales was due primarily to higher commodity prices and increased volumes sold due to increased demand in the market place.

Our cost of butane sales during the three months ended December 31, 2017 was reduced by $12.6 million of net unrealized gains on derivatives, compared to a decrease of $2.6 million of net unrealized gains on derivatives during the three months ended December 31, 2016. Additionally, our cost of butane sales was increased by $16.9 million of net realized losses on derivatives and $6.4 million of net realized losses on derivatives during the three months ended December 31, 2017 and 2016, respectively.

Product margins per gallon of butane were lower during the three months ended December 31, 2017 than during the three months ended December 31, 2016 due to higher commodity costs and storage costs due to the oversupplied markets.

Other Products Sales. The increase in the volume of other products sold was due primarily to a new long-term marketing agreement. Volumes have also increased with the addition of the new Port Hudson and Kingfisher terminals.

Our cost of sales of other products was reduced by $0.2 million of net unrealized gains on derivatives and increased by net realized losses on derivatives of $0.1 million during the three months ended December 31, 2017. Our cost of sales of other products during the three months ended December 31, 2016 was reduced by $0.1 million of net unrealized gains on derivatives and $0.4 million of net realized gains on derivatives.

Product margins during the three months ended December 31, 2017 were higher due primarily to product margins at the Kingfisher terminal.

Other Revenues. This revenue includes storage, terminaling and transportation services income. The decrease was due primarily to a decline in hauling activity and lower storage service income.

Operating and General and Administrative Expenses. Expenses for the current quarter were consistent with the prior year quarter.

Depreciation and Amortization Expense. The increase was due primarily to additional assets being placed into service as well as the acquisition of two liquids facilities during the previous fiscal year.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2017, we recorded a net gain of $0.2 million related to the sale of assets. During the three months ended December 31, 2016, we recorded a net loss of $0.1 million related to the retirement of assets.

Retail Propane

The following table summarizes the operating results of our Retail Propane segment for the periods indicated:

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$124,466	$96,699	$27,767
Cost of sales	66,368	42,463	23,905
Product margin	58,098	54,236	3,862

Distillate sales:
Revenues (1)	22,806	19,569	3,237
Cost of sales	17,336	14,300	3,036
Product margin	5,470	5,269	201

Other revenues:
Revenues (1)	12,797	12,418	379
Cost of sales	3,783	3,745	38
Product margin	9,014	8,673	341

Expenses:
Operating expenses	33,750	32,279	1,471
General and administrative expenses	2,822	2,810	12
Depreciation and amortization expense	11,130	11,379	(249)
Loss (gain) on disposal or impairment of assets, net	908	(62)	970
Total expenses	48,610	46,406	2,204
Segment operating income	$23,972	$21,772	$2,200

Propane sold (gallons)	62,058	56,572	5,486
Propane sold ($/gallon)	$2.006	$1.709	$0.297
Cost per propane sold ($/gallon)	$1.069	$0.751	$0.318
Propane product margin ($/gallon)	$0.937	$0.958	$(0.021)
Propane inventory (gallons) (2)	6,760	10,708	(3,948)

Distillates sold (gallons)	9,381	9,139	242
Distillates sold ($/gallon)	$2.431	$2.141	$0.290
Cost per distillates sold ($/gallon)	$1.848	$1.565	$0.283
Distillates product margin ($/gallon)	$0.583	$0.576	$0.007
Distillates inventory (gallons) (2)	2,618	2,457	161

(1)	Revenues include less than $0.1 million of intersegment sales during the three months ended December 31, 2017 that are eliminated in our unaudited condensed consolidated statements of operations.

(2)
Information is presented as of December 31, 2017 and December 31, 2016, respectively, and does not include the inventory for the portion of the Retail Propane segment that has been classified as held for sale as of December 31, 2017 (see Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Revenues. Propane revenues and volumes increased due to acquisitions in the current year and prior year and an increase in commodity prices. Distillates revenues and volumes increased due to acquisitions and an increase in commodity prices.

Cost of Sales. The increase in propane cost was due primarily to increased volumes as a result of the current and prior year acquisitions as well as an increase in commodity prices. The distillates cost increase was due primarily to an increase in volumes resulting from acquisitions as well as an increase in commodity prices.

Operating and General and Administrative Expenses. The increase was due primarily to increased operating expenses and integration costs from acquisitions of four retail propane businesses during the previous fiscal year and six retail propane businesses and the acquisition of certain assets from an equity method investee in the current year.

Depreciation and Amortization Expense. The decrease was primarily due to no depreciation or amortization expense in December 2017 for the portion of the Retail Propane segment that was classified as held for sale. This was offset by increased expenses as a result of the acquisition of four retail propane businesses during the previous fiscal year and the acquisitions made during the current year.

Loss (Gain) on Disposal or Impairment of Assets, Net. Amount represents expenses related to the potential sale of a portion of the Retail Propane segment as well as gains and losses on the sales of surplus assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$2,845,482	$2,258,317	$587,165
Cost of sales	2,862,533	2,254,283	608,250
Product (loss) margin	(17,051)	4,034	(21,085)

Renewables sales:
Revenues	99,436	123,065	(23,629)
Cost of sales	89,045	120,041	(30,996)
Product margin	10,391	3,024	7,367

Service fee revenues	94	50	44

Expenses:
Operating expenses	3,343	3,198	145
General and administrative expenses	2,088	2,238	(150)
Depreciation and amortization expense	323	404	(81)
Gain on disposal or impairment of assets, net	(7,529)	(6,941)	(588)
Total income	(1,775)	(1,101)	(674)
Segment operating (loss) income	$(4,791)	$8,209	$(13,000)

Gasoline sold (barrels)	22,902	22,227	675
Diesel sold (barrels)	15,004	13,215	1,789
Ethanol sold (barrels)	900	1,125	(225)
Biodiesel sold (barrels)	477	733	(256)
Refined products and renewables storage capacity - leased (barrels) (2)	9,046	7,794	1,252
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	1,068	938	130
Gasoline inventory (barrels) (2)	3,007	2,627	380
Diesel inventory (barrels) (2)	1,605	2,738	(1,133)
Ethanol inventory (barrels) (2)	684	502	182
Biodiesel inventory (barrels) (2)	153	501	(348)
Refined products sold ($/barrel)	$75.067	$63.719	$11.348
Cost per refined products sold ($/barrel)	$75.517	$63.605	$11.912
Refined products product (loss) margin ($/barrel)	$(0.450)	$0.114	$(0.564)
Renewable products sold ($/barrel)	$72.212	$66.235	$5.977
Cost per renewable products sold ($/barrel)	$64.666	$64.608	$0.058
Renewable products product margin ($/barrel)	$7.546	$1.627	$5.919

(1)
Revenues include $0.1 million and $0.1 million of intersegment sales during the three months ended December 31, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2017 and December 31, 2016, respectively.

Refined Products Revenues and Cost of Sales. The increases in revenues and cost of sales were due to an increase in refined products prices and increased volumes. The decrease in margin was due primarily to the decrease in line space values on the Colonial Pipeline during the three months ended December 31, 2017, as compared to the same period in the prior year. The average value of line space was approximately $0.006 per gallon for the three months ended December 31, 2017, compared to an average value of approximately $0.032 per gallon for the three months ended December 31, 2016. In addition, margins for both the three months ended December 31, 2017 and 2016 were negatively impacted by losses of $40.0 million and $50.7 million, respectively, from our risk management activities. These losses were primarily a result of increasing future prices.

Renewables Revenues and Cost of Sales. The decreases in revenues and cost of sales were due primarily to decreased volumes, partially offset by an increase in renewables prices. The margin was higher during the three months ended December 31, 2017 due primarily to favorable biodiesel margins resulting from the biodiesel tax credit being reinstated in February 2018 for the 2017 calendar year, offset by losses on risk management transactions due to the weakness in the price of renewable identification numbers and increasing future prices. Losses from risk management activities were $7.2 million for the three months ended December 31, 2017.

Service Fee Revenues, Operating Expenses, General and Administrative Expenses. These items for the current quarter were consistent with the prior year quarter.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets being fully depreciated during the fiscal year ended March 31, 2017.

Gain on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2017, we recorded $7.5 million of the deferred gain from the sale of the general partner interest in TransMontaigne Partners L.P. (“TLP”) in February 2016 (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

During the three months ended December 31, 2016, we recorded:

•
$7.5 million of the deferred gain from the sale of the general partner interest in TLP (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion); and

•	a loss of $0.6 million on the sales of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands)
Other revenues
Revenues	$289	$164	$125
Cost of sales	117	77	40
Margin	172	87	85

Expenses:
Operating expenses	385	371	14
General and administrative expenses	20,671	9,955	10,716
Depreciation and amortization expense	962	890	72
Gain on disposal or impairment of assets, net	—	(1)	1
Total expenses	22,018	11,215	10,803
Operating loss	$(21,846)	$(11,128)	$(10,718)

General and Administrative Expenses. The increase during the three months ended December 31, 2017 was due primarily to an increase in compensation expense as a result of increased incentive compensation and increased legal professional fees. This was offset by lower equity-based compensation expense related to our service and performance awards. In the current year, the number of units granted was significantly less than the number of units that have vested, thus, expense related to new grants has not fully replaced the expense from units that have fully vested during the period.

Equity in Earnings of Unconsolidated Entities

The increase of $2.1 million during the three months ended December 31, 2017 was due primarily to increased earnings related to our investment in Glass Mountain. On December 22, 2017, we sold our previously held 50% interest in Glass Mountain. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Interest Expense

Interest expense includes interest expense on our Revolving Credit Facility and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $10.4 million during the three months ended December 31, 2017 was due primarily to the issuance of $700.0 million of fixed-rate notes during October 2016 and the issuance of $500.0 million of fixed-rate notes during February 2017.

Loss on Early Extinguishment of Liabilities, Net

During the three months ended December 31, 2017, we repurchased a portion of the 2023 Notes and 2025 Notes and all of the remaining outstanding senior secured notes and recorded a net loss on the early extinguishment of these notes of $21.1 million. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended December 31,
	2017	2016
	(in thousands)
Interest income (1)	$1,787	$1,921
Crude oil marketing arrangement (2)	(38)	39
Termination of storage sublease agreement (3)	—	16,205
Other (4)	358	1,842
Other income, net	$2,107	$20,007

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

(4)
During the three months ended December 31, 2017, this relates primarily to proceeds from a litigation settlement. During the three months ended December 31, 2016, this relates primarily to a gain on insurance settlement from damage to two facilities in our Water Solutions segment and a payment received related to a contract termination.

Income Tax Expense

Income tax expense was $0.4 million during the three months ended December 31, 2017, compared to income tax expense of $1.1 million during the three months ended December 31, 2016. The decrease in income tax expense was due primarily to a lower state franchise tax liability in Texas from a lower tax rate and lower Texas revenues as well as a lower Canadian tax liability from lower income in our taxable corporate subsidiaries in Canada. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Segment Operating Results for the Nine Months Ended December 31, 2017 and 2016

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,446,560	$1,123,169	$323,391
Crude oil transportation and other	89,318	43,020	46,298
Total revenues (1)	1,535,878	1,166,189	369,689
Expenses:
Cost of sales	1,432,445	1,112,034	320,411
Operating expenses	36,079	29,413	6,666
General and administrative expenses	4,927	4,456	471
Depreciation and amortization expense	61,885	34,496	27,389
(Gain) loss on disposal or impairment of assets, net	(111,290)	14,617	(125,907)
Total expenses	1,424,046	1,195,016	229,030
Segment operating income (loss)	$111,832	$(28,827)	$140,659

Crude oil sold (barrels)	28,588	24,838	3,750
Crude oil transported on owned pipelines (barrels)	24,176	1,610	22,566
Crude oil storage capacity - owned and leased (barrels) (2)	6,362	6,765	(403)
Crude oil storage capacity leased to third parties (barrels) (2)	2,829	4,398	(1,569)
Crude oil inventory (barrels) (2)	1,356	2,037	(681)
Crude oil sold ($/barrel)	$50.600	$45.220	$5.380
Cost per crude oil sold ($/barrel)	$50.107	$44.771	$5.336
Crude oil product margin ($/barrel)	$0.493	$0.449	$0.044

(1)
Revenues include $8.9 million and $4.4 million of intersegment sales during the nine months ended December 31, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2017 and December 31, 2016, respectively.

Crude Oil Sales. The increase was due primarily to an increase in crude oil prices and barrels sold during the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016. This segment continued to be impacted by competition and low margins in the majority of the basins across the United States and we continue to market crude volumes in these basins to support our various pipeline, terminal and transportation assets. Additionally, we bear the cost of certain minimum volume commitments on third-party crude oil pipelines in various basins which are currently not profitable.

Crude Oil Transportation and Other Revenues. The increase was due primarily to our Grand Mesa Pipeline becoming operational on November 1, 2016 which increased revenues by $48.9 million during the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016. During the nine months ended December 31, 2017, approximately 24.2 million barrels of crude oil were transported on the Grand Mesa Pipeline, which averaged approximately 88,000 barrels per day and financial volumes averaged approximately 92,000 barrels per day. Higher revenues in our trucking operations during the nine months ended December 31, 2017 were due primarily to increased demand for transportation services, compared to the nine months ended December 31, 2016, and were partially offset by the flattening of the contango curve for crude oil (a condition in which forward crude oil prices are greater than spot prices) during the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016.

Cost of Sales. The increase was due primarily to an increase in crude oil prices during the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016. Our cost of sales during the nine months ended December 31, 2017 was increased by $2.5 million of net unrealized losses on derivatives and $0.5 million of net realized losses on derivatives. Our cost of sales during the nine months ended December 31, 2016 was increased by $8.9 million of net realized losses on derivatives and $1.0 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to our Grand Mesa Pipeline becoming operational on November 1, 2016 which increased expenses by $8.6 million during the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016. This increase was partially offset by lower repair and maintenance expense related to having a newer fleet of barges and a smaller fleet of trucks, as well as the timing of repairs, and lower property taxes due to decreased inventory.

Depreciation and Amortization Expense. The increase was due primarily to our Grand Mesa Pipeline becoming operational on November 1, 2016 which increased depreciation and amortization expense by $23.7 million during the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016. Also contributing to the increase was higher depreciation expense related to other capital projects being placed into service.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2017, we recorded a gain of $108.6 million on the sale of our previously held 50% interest in Glass Mountain (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the nine months ended December 31, 2017, we recorded a net gain of $2.7 million on the sales of excess pipe and certain other assets. During the nine months ended December 31, 2016, we recorded a net loss of $10.9 million on the sales of certain assets and a loss of $3.7 million due to the write-down of certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2017	2016	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Service fees	$109,648	$82,493	$27,155
Recovered hydrocarbons	37,427	19,264	18,163
Other revenues	14,948	14,088	860
Total revenues	162,023	115,845	46,178
Expenses:
Cost of sales-derivative loss	11,529	2,449	9,080
Cost of sales-other	1,490	1,422	68
Operating expenses	74,570	62,233	12,337
General and administrative expenses	1,948	1,850	98
Depreciation and amortization expense	73,847	76,713	(2,866)
Loss (gain) on disposal or impairment of assets, net	3,114	(91,958)	95,072
Revaluation of liabilities	5,600	—	5,600
Total expenses	172,098	52,709	119,389
Segment operating (loss) income	$(10,075)	$63,136	$(73,211)

Wastewater processed (barrels per day)
Eagle Ford Basin	228,698	207,732	20,966
Permian Basin	280,158	182,165	97,993
DJ Basin	114,156	62,495	51,661
Other Basins	66,884	38,199	28,685
Total	689,896	490,591	199,305
Solids processed (barrels per day)	5,357	2,643	2,714
Skim oil sold (barrels per day)	2,923	1,714	1,209
Service fees for wastewater processed ($/barrel)	$0.58	$0.61	$(0.03)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.20	$0.14	$0.06
Operating expenses for wastewater processed ($/barrel)	$0.39	$0.46	$(0.07)

Service Fee Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities, partially offset with higher volumes in areas with lower fees. We continue to benefit from the increased rig counts as compared to the prior year in the basins in which we operate, particularly in the Permian Basin.

Recovered Hydrocarbon Revenues. The increase was due primarily to an increase in the volume of wastewater processed, an increase in the amount of hydrocarbons per barrel of wastewater processed and an increase in crude oil prices.

Other Revenues. The increase was due primarily to an increase in volumes for solids disposal and water pipeline businesses. These increases were partially offset by a decrease in freshwater revenues due to the sale of Grassland in November 2016 (see below discussion of the loss on the sale of Grassland).

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the nine months ended December 31, 2017 included $11.5 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives. Our cost of sales during the nine months ended December 31, 2016 included $4.6 million of net realized losses on derivatives and $2.1 million of net unrealized gains on derivatives.

Cost of Sales-Other. Cost of sales-other for the current year was consistent with the prior year.

Operating and General and Administrative Expenses. The increase was due primarily to higher costs of operations of water disposal wells due to higher volumes processed, partially offset by cost reduction efforts.

Depreciation and Amortization Expense. The decrease was due primarily to lower amortization expense from the write-off of an intangible asset during the nine months ended December 31, 2016 as well as certain intangible assets being fully amortized during the fiscal year ended March 31, 2017, partially offset by acquisitions and developed facilities.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2017, we recorded a net loss of $4.4 million on the disposals of certain assets, partially offset by a gain of $1.3 million for the termination of a non-compete agreement, which included the carrying value of the non-compete agreement intangible asset that was written off (see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

During the nine months ended December 31, 2016, we recorded:

•	an adjustment of $124.7 million of the previously recorded $380.2 million estimated goodwill impairment charge recorded during the three months ended March 31, 2016;

•	a write-off of $5.2 million related to the value of an indefinite-lived trade name intangible asset in conjunction with finalizing our goodwill impairment analysis in June 2016;

•	a loss of $22.7 million related to the termination of a development agreement in June 2016, which included the carrying value of the development agreement asset that was written off;

•	a net loss of $3.1 million on the sale of Grassland and the sales of certain other assets; and

•	an impairment charge of $1.7 million to write down a loan receivable in June 2016.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the fiscal year ended March 31, 2017. The increase in the expense during the nine months ended December 31, 2017 was due primarily to higher actual and expected production from new customers, resulting in an increase to the expected future royalty payment.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Nine Months Ended December 31,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$733,684	$458,646	$275,038
Cost of sales	703,135	430,775	272,360
Product margin	30,549	27,871	2,678

Butane sales:
Revenues (1)	408,312	267,769	140,543
Cost of sales	406,835	248,082	158,753
Product margin	1,477	19,687	(18,210)

Other product sales:
Revenues (1)	310,389	217,405	92,984
Cost of sales	295,590	201,457	94,133
Product margin	14,799	15,948	(1,149)

Other revenues:
Revenues (1)	16,106	22,926	(6,820)
Cost of sales	2,294	8,069	(5,775)
Product margin	13,812	14,857	(1,045)

Expenses:
Operating expenses	25,011	28,386	(3,375)
General and administrative expenses	3,982	3,461	521
Depreciation and amortization expense	18,718	13,315	5,403
Loss on disposal or impairment of assets, net	117,515	109	117,406
Total expenses	165,226	45,271	119,955
Segment operating (loss) income	$(104,589)	$33,092	$(137,681)

Liquids storage capacity - owned and leased (gallons) (2)	453,971	358,537	95,434

Propane sold (gallons)	881,719	813,490	68,229
Propane sold ($/gallon)	$0.832	$0.564	$0.268
Cost per propane sold ($/gallon)	$0.797	$0.530	$0.267
Propane product margin ($/gallon)	$0.035	$0.034	$0.001
Propane inventory (gallons) (2)	130,940	135,582	(4,642)
Propane storage capacity leased to third parties (gallons) (2)	33,495	33,264	231

Butane sold (gallons)	408,440	347,858	60,582
Butane sold ($/gallon)	$1.000	$0.770	$0.230
Cost per butane sold ($/gallon)	$0.996	$0.713	$0.283
Butane product margin ($/gallon)	$0.004	$0.057	$(0.053)
Butane inventory (gallons) (2)	41,941	22,261	19,680
Butane storage capacity leased to third parties (gallons) (2)	80,346	72,540	7,806

Other products sold (gallons)	296,756	256,451	40,305
Other products sold ($/gallon)	$1.046	$0.848	$0.198
Cost per other products sold ($/gallon)	$0.996	$0.786	$0.210
Other products product margin ($/gallon)	$0.050	$0.062	$(0.012)
Other products inventory (gallons) (2)	9,616	6,887	2,729

(1)
Revenues include $88.5 million and $57.2 million of intersegment sales during the nine months ended December 31, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2017 and December 31, 2016, respectively.

Propane Sales. The increase in revenues was due primarily to an increase in commodity prices. The propane volume increase was due primarily to a new long-term marketing agreement.

Our cost of wholesale propane sales was reduced by $1.2 million of net unrealized gains on derivatives and $5.9 million of net realized gains on derivatives during the nine months ended December 31, 2017. During the nine months ended December 31, 2016, our cost of wholesale propane sales was reduced by $1.7 million of net unrealized gains on derivatives and $0.5 million of net realized gains on derivatives. The increase in cost of sales was due to an increase in commodity prices.

Product margins per gallon of propane sold were higher during the nine months ended December 31, 2017 than during the nine months ended December 31, 2016. Product margins have improved due to the increase in commodity prices outpacing rising inventory values.

Butane Sales. The increase in revenues and cost of sales was due primarily to higher commodity prices. Volumes increased due to favorable market conditions.

Our cost of butane sales during the nine months ended December 31, 2017 was increased by $3.9 million of net unrealized losses on derivatives, compared to an increase of $2.7 million of net unrealized losses on derivatives during the nine months ended December 31, 2016. Additionally, our cost of butane sales was increased by $16.1 million of net realized losses on derivatives and $5.4 million of net realized losses on derivatives during the nine months ended December 31, 2017 and 2016, respectively, due to the steady increase in commodity prices beginning in July 2017.

Product margins per gallon of butane sold were lower during the nine months ended December 31, 2017 than during the nine months ended December 31, 2016 due primarily to the realized and unrealized losses on derivatives noted above and increased storage and rail costs.

Other Products Sales. The increase in the volume of other products sold was due primarily to a new long-term marketing agreement. Volumes have also increased with the addition of the new Port Hudson and Kingfisher terminals.

Our cost of sales of other products was increased by less than $0.1 million of net unrealized losses on derivatives and reduced by $0.1 million of net realized gains on derivatives during the nine months ended December 31, 2017. Our cost of sales of other products during the nine months ended December 31, 2016 was reduced by $0.8 million of net unrealized gains on derivatives and $0.6 million of net realized gains on derivatives.

Product margins during the nine months ended December 31, 2017 were lower due primarily to an increase in unrecovered railcar fleet costs.

Other Revenues. This revenue includes storage, terminaling and transportation services income. The decrease was due primarily to transportation services and increased storage capacity available in the market.

Operating and General and Administrative Expenses. The decrease was due primarily to lower incentive compensation expense due to decreased earnings.

Depreciation and Amortization Expense. The increase was due primarily to the acquisition of two liquids facilities during the previous fiscal year.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2017, we recorded a goodwill impairment charge of $116.9 million due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods (see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the nine months ended December 31, 2017 and 2016, we recorded a net loss of $0.6 million and $0.1 million, respectively, related to the retirement of assets.

Retail Propane

The following table summarizes the operating results of our Retail Propane segment for the periods indicated:

	Nine Months Ended December 31,
	2017	2016	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$221,102	$174,510	$46,592
Cost of sales	108,706	70,564	38,142
Product margin	112,396	103,946	8,450

Distillate sales:
Revenues (1)	39,037	35,613	3,424
Cost of sales	29,741	26,244	3,497
Product margin	9,296	9,369	(73)

Other revenues:
Revenues (1)	31,733	30,056	1,677
Cost of sales	9,996	9,211	785
Product margin	21,737	20,845	892

Expenses:
Operating expenses	90,592	84,628	5,964
General and administrative expenses	7,750	7,304	446
Depreciation and amortization expense	34,205	31,771	2,434
Loss (gain) on disposal or impairment of assets, net	2,004	(96)	2,100
Total expenses	134,551	123,607	10,944
Segment operating income	$8,878	$10,553	$(1,675)

Propane sold (gallons)	117,488	105,933	11,555
Propane sold ($/gallon)	$1.882	$1.647	$0.235
Cost per propane sold ($/gallon)	$0.925	$0.666	$0.259
Propane product margin ($/gallon)	$0.957	$0.981	$(0.024)
Propane inventory (gallons) (2)	6,760	10,708	(3,948)

Distillates sold (gallons)	17,088	17,505	(417)
Distillates sold ($/gallon)	$2.284	$2.034	$0.250
Cost per distillates sold ($/gallon)	$1.740	$1.499	$0.241
Distillates product margin ($/gallon)	$0.544	$0.535	$0.009
Distillates inventory (gallons) (2)	2,618	2,457	161

(1)
Revenues include $0.1 million and less than $0.1 million of intersegment sales during the nine months ended December 31, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statement of operations.

(2)
Information is presented as of December 31, 2017 and December 31, 2016, respectively, and does not include the inventory for the portion of the Retail Propane segment that has been classified as held for sale as of December 31, 2017 (see Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Revenues. The increase for propane was due to the acquisitions in the prior year and current year as well as increased commodity prices. The increase for distillate revenues was due to higher commodity prices partially offset by lower volumes.

Cost of Sales. The increase for propane was due primarily to an increase in commodity prices and acquisitions of retail propane businesses. The increase for distillates was due primarily to higher commodity prices partially offset by lower volumes.

Operating and General and Administrative Expenses. The increase was due primarily to increased operating expense from acquisitions of retail propane businesses.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions of retail propane businesses which was partially offset by no depreciation or amortization expense in December 2017 for the portion of the Retail Propane segment that was classified as held for sale.

Loss (Gain) on Disposal or Impairment of Assets, Net. Amount represents expenses related to the potential sale of a portion of the Retail Propane segment as well as gains and losses on the sales of surplus assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Nine Months Ended December 31,
	2017	2016	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$8,493,357	$6,409,889	$2,083,468
Cost of sales	8,478,512	6,353,792	2,124,720
Product margin	14,845	56,097	(41,252)

Renewables sales:
Revenues	313,366	325,377	(12,011)
Cost of sales	302,765	320,695	(17,930)
Product margin	10,601	4,682	5,919

Service fee revenues	262	11,195	(10,933)

Expenses:
Operating expenses	10,232	19,861	(9,629)
General and administrative expenses	6,343	7,612	(1,269)
Depreciation and amortization expense	971	1,237	(266)
Gain on disposal or impairment of assets, net	(22,585)	(126,101)	103,516
Total income	(5,039)	(97,391)	92,352
Segment operating income	$30,747	$169,365	$(138,618)

Gasoline sold (barrels)	77,877	65,278	12,599
Diesel sold (barrels)	43,792	38,415	5,377
Ethanol sold (barrels)	2,892	3,190	(298)
Biodiesel sold (barrels)	1,672	1,948	(276)
Refined products and renewables storage capacity - leased (barrels) (2)	9,046	7,794	1,252
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	1,068	938	130
Gasoline inventory (barrels) (2)	3,007	2,627	380
Diesel inventory (barrels) (2)	1,605	2,738	(1,133)
Ethanol inventory (barrels) (2)	684	502	182
Biodiesel inventory (barrels) (2)	153	501	(348)
Refined products sold ($/barrel)	$69.807	$61.816	$7.991
Cost per refined products sold ($/barrel)	$69.685	$61.275	$8.410
Refined products product margin ($/barrel)	$0.122	$0.541	$(0.419)
Renewable products sold ($/barrel)	$68.660	$63.328	$5.332
Cost per renewable products sold ($/barrel)	$66.338	$62.416	$3.922
Renewable products product margin ($/barrel)	$2.322	$0.912	$1.410

(1)
Revenues include $0.3 million and $0.3 million of intersegment sales during the nine months ended December 31, 2017 and 2016, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2017 and December 31, 2016, respectively.

Refined Products Revenues and Cost of Sales. The increases in revenues and cost of sales were due to an increase in refined products prices and increased volumes. The decrease in margin was due primarily to the decrease in line space values on the Colonial Pipeline during the nine months ended December 31, 2017, as compared to the same period in the prior year. The average value of line space was approximately negative $0.010 per gallon for the nine months ended December 31, 2017, compared to an average value of approximately $0.019 per gallon for the nine months ended December 31, 2016. In addition, margins for both the nine months ended December 31, 2017 and 2016 were negatively impacted by losses of $69.9 million and $86.6 million, respectively, from our risk management activities. These losses were primarily a result of increasing future prices.

Renewables Revenues and Cost of Sales. The decreases in revenues and cost of sales were due primarily to decreased volumes, partially offset by an increase in renewables prices. The margin was higher during the nine months ended December 31, 2017 due primarily to favorable biodiesel margins resulting from the biodiesel tax credit being reinstated in February 2018 for the 2017 calendar year, offset by losses on risk management transactions due to the weakness in the price of renewable identification numbers and increasing future prices. Losses from risk management activities were $2.3 million for the nine months ended December 31, 2017.

Service Fee Revenues, Operating Expenses, General and Administrative Expenses. The decreases were due primarily to the expiration of a transition services agreement in October 2016 related to the sale of all of the TLP units we owned whereby we were reimbursed for certain expenses incurred on behalf of a third party.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets being fully depreciated during the fiscal year ended March 31, 2017.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2017, we recorded $22.6 million of the deferred gain from the sale of the general partner interest in TLP in February 2016 (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

During the nine months ended December 31, 2016, we recorded:

•	a $104.1 million gain from the sale of all of the TLP units we owned;

•
$22.6 million of the deferred gain from the sale of the general partner interest in TLP (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion); and

•	a loss of $0.6 million on the sales of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2017	2016	Change
	(in thousands)
Other revenues
Revenues	$696	$679	$17
Cost of sales	311	300	11
Margin	385	379	6

Expenses:
Operating expenses	876	935	(59)
General and administrative expenses	52,739	63,394	(10,655)
Depreciation and amortization expense	2,801	2,744	57
Gain on disposal or impairment of assets, net	—	(4)	4
Total expenses	56,416	67,069	(10,653)
Operating loss	$(56,031)	$(66,690)	$10,659

General and Administrative Expenses. The decrease during the nine months ended December 31, 2017 was primarily due to a decrease in equity-based compensation expense related to service award units, offset by an increase in incentive compensation expense and increased legal professional fees. The expense associated with the service award units was $11.7 million during the nine months ended December 31, 2017, compared to $32.5 million during the nine months ended December 31, 2016. The decrease in equity-based compensation during the nine months ended December 31, 2017, was due to the following: (i) the cancellation of awards in the prior year which caused an acceleration of expense to be recorded in the prior year, (ii) units that vested in July 2017 were not offset by new grants of service awards during the current year and (iii) during the first quarter of our prior fiscal year, the expense for the service awards was accounted for under the liability method and due to an increase in our unit price during that period, we recorded an increase in equity-based compensation expense. See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of our equity-based compensation awards.

Equity in Earnings of Unconsolidated Entities

The increase of $5.5 million during the nine months ended December 31, 2017 was due primarily to increased earnings related to our investment in Glass Mountain. On December 22, 2017, we sold our previously held 50% interest in Glass Mountain. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

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

Interest Expense

The increase of $45.9 million during the nine months ended December 31, 2017 was due primarily to the issuance of $700.0 million of fixed-rate notes during October 2016 and the issuance of $500.0 million of fixed-rate notes during February 2017. The increase was partially offset by lower interest expense related to our credit facility. The average daily balance of our credit facility was $0.9 billion during the nine months ended December 31, 2017, compared to $1.8 billion during the nine months ended December 31, 2016.

(Loss) Gain on Early Extinguishment of Liabilities, Net

The following table summarizes the components of (loss) gain on early extinguishment of liabilities, net for the periods indicated:

	Nine Months Ended December 31,
	2017	2016
	(in thousands)
Early extinguishment of long-term debt (1)	$(22,479)	$8,614
Release of contingent consideration liabilities (2)	—	22,276
(Loss) gain on early extinguishment of liabilities, net	$(22,479)	$30,890

(1)
During the nine months ended December 31, 2017, this relates to net losses on the early extinguishment of all of the senior secured notes and a portion of the 5.125% senior notes due 2019 (“2019 Notes”), 2023 Notes and 2025 Notes. During the nine months ended December 31, 2016, this relates to gains on the early extinguishment of a portion of the 2019 Notes and 6.875% senior notes due 2021 (“2021 Notes”). See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

(2)
Relates to the release of certain contingent consideration liabilities in conjunction with the termination of a development agreement in June 2016. Also, during the nine months ended December 31, 2016, we acquired certain parcels of land on which one of our water solutions facilities is located and recorded a gain on the release of certain contingent consideration liabilities as the royalty agreement was terminated.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Nine Months Ended December 31,
	2017	2016
	(in thousands)
Interest income (1)	$5,745	$6,341
Crude oil marketing arrangement (2)	(48)	(1,512)
Termination of storage sublease agreement (3)	—	16,205
Other (4)	416	4,826
Other income, net	$6,113	$25,860

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

(4)
During the nine months ended December 31, 2017, this relates primarily to proceeds from a litigation settlement. During the nine months ended December 31, 2016, this relates primarily to a distribution from TLP pursuant to the agreement to sell all of the TLP common units we owned in April 2016, a gain on insurance settlement from damage to two facilities in our Water Solutions segment and a payment received related to a contract termination.

Income Tax Expense

Income tax expense was $0.9 million during the nine months ended December 31, 2017, compared to income tax expense of $2.0 million during the nine months ended December 31, 2016. The decrease in income tax expense was due primarily to a lower state franchise tax liability in Texas from a lower tax rate and lower Texas revenues as well as a lower Canadian tax liability from lower income in our taxable corporate subsidiaries in Canada. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease of $6.1 million during the nine months ended December 31, 2017 was due primarily to adjustments related to noncontrolling interests during the nine months ended December 31, 2016.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, revaluation of investments, equity-based compensation expense, acquisition expense, revaluation of liabilities and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss), income (loss) before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$56,769	$1,293	$(180,517)	$117,388
Less: Net income attributable to noncontrolling interests	(89)	(317)	(221)	(6,091)
Less: Net (income) loss attributable to redeemable noncontrolling interests	(424)	—	261	—
Net income (loss) attributable to NGL Energy Partners LP	56,256	976	(180,477)	111,297
Interest expense	51,825	41,486	151,391	105,283
Income tax expense	364	1,114	934	2,036
Depreciation and amortization	67,025	64,644	204,514	171,746
EBITDA	175,470	108,220	176,362	390,362
Net unrealized losses (gains) on derivatives	775	(3,957)	16,851	(737)
Inventory valuation adjustment (1)	27,786	7,859	6,439	40,552
Lower of cost or market adjustments	(3,907)	731	5,504	839
(Gain) loss on disposal or impairment of assets, net	(111,479)	35	(11,241)	(203,469)
Loss (gain) on early extinguishment of liabilities, net	21,141	—	22,479	(30,890)
Revaluation of investments	—	—	—	14,365
Equity-based compensation expense (2)	12,228	6,865	27,114	39,859
Acquisition expense (3)	186	378	132	1,539
Revaluation of liabilities	—	—	5,600	—
Other (4)	448	617	3,089	7,734
Adjusted EBITDA	$122,648	$120,748	$252,329	$260,154

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

(3)	Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions, partially offset by reimbursement for certain legal costs incurred in prior periods.

(4)
Amounts for the three months ended December 31, 2017 and 2016 and the nine months ended December 31, 2017 represent non-cash operating expenses related to our Grand Mesa Pipeline and accretion expense for asset retirement obligations. The amount for the nine months ended December 31, 2016 represents non-cash operating expenses related to our Grand Mesa Pipeline, adjustments related to noncontrolling interests and accretion expense for asset retirement obligations.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$67,025	$64,644	$204,514	$171,746
Intangible asset amortization recorded to cost of sales	(1,505)	(1,753)	(4,596)	(5,098)
Depreciation and amortization of unconsolidated entities	(2,483)	(3,048)	(8,511)	(9,116)
Depreciation and amortization attributable to noncontrolling interests	303	924	1,020	2,744
Depreciation and amortization per unaudited condensed consolidated statements of operations	$63,340	$60,767	$192,427	$160,276

	Nine Months Ended December 31,
	2017	2016
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$204,514	$171,746
Amortization of debt issuance costs recorded to interest expense	8,169	8,192
Depreciation and amortization of unconsolidated entities	(8,511)	(9,116)
Depreciation and amortization attributable to noncontrolling interests	1,020	2,744
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$205,192	$173,566

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Interest expense per EBITDA table	$51,825	$41,486	$151,391	$105,283
Interest expense attributable to noncontrolling interests	7	9	25	17
Interest expense attributable to unconsolidated entities	(42)	(59)	(167)	16
Interest expense per unaudited condensed consolidated statements of operations	$51,790	$41,436	$151,249	$105,316

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated. We have revised certain prior period information to be consistent with the calculation method used in the current fiscal year.

	Three Months Ended December 31, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$106,279	$(1,373)	$22,290	$23,972	$(4,791)	$(21,846)	$124,531
Depreciation and amortization	20,092	24,586	6,247	11,130	323	962	63,340
Amortization recorded to cost of sales	85	—	70	—	1,350	—	1,505
Net unrealized losses (gains) on derivatives	962	8,504	(8,550)	(141)	—	—	775
Inventory valuation adjustment	—	—	—	—	27,786	—	27,786
Lower of cost or market adjustments	5,207	—	—	—	(9,114)	—	(3,907)
(Gain) loss on disposal or impairment of assets, net	(107,574)	2,929	(214)	908	(7,529)	—	(111,480)
Equity-based compensation expense	—	—	—	—	—	12,228	12,228
Acquisition expense	—	—	—	—	—	186	186
Other income, net	5	190	93	29	151	1,639	2,107
Adjusted EBITDA attributable to unconsolidated entities	3,887	144	—	902	1,018	—	5,951
Adjusted EBITDA attributable to noncontrolling interest	—	(185)	—	(637)	—	—	(822)
Other	1,377	91	21	(1,041)	—	—	448
Adjusted EBITDA	$30,320	$34,886	$19,957	$35,122	$9,194	$(6,831)	$122,648

	Three Months Ended December 31, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(9,163)	$(11,898)	$24,765	$21,772	$8,209	$(11,128)	$22,557
Depreciation and amortization	16,503	27,150	4,441	11,379	404	890	60,767
Amortization recorded to cost of sales	100	—	195	—	1,458	—	1,753
Net unrealized losses (gains) on derivatives	732	(1,304)	(3,387)	2	—	—	(3,957)
Inventory valuation adjustment	—	—	—	—	7,859	—	7,859
Lower of cost or market adjustments	—	—	—	—	731	—	731
Loss (gain) on disposal or impairment of assets, net	4,655	2,323	60	(62)	(6,941)	(1)	34
Equity-based compensation expense	—	—	—	—	—	6,865	6,865
Acquisition expense	—	—	—	(2)	—	380	378
Other income, net	721	1,214	4	19	16,220	1,829	20,007
Adjusted EBITDA attributable to unconsolidated entities	2,577	54	—	(111)	1,867	—	4,387
Adjusted EBITDA attributable to noncontrolling interest	—	(667)	—	(583)	—	—	(1,250)
Other	481	116	20	—	—	—	617
Adjusted EBITDA	$16,606	$16,988	$26,098	$32,414	$29,807	$(1,165)	$120,748

	Nine Months Ended December 31, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$111,832	$(10,075)	$(104,589)	$8,878	$30,747	$(56,031)	$(19,238)
Depreciation and amortization	61,885	73,847	18,718	34,205	971	2,801	192,427
Amortization recorded to cost of sales	254	—	211	—	4,131	—	4,596
Net unrealized losses on derivatives	2,473	11,526	2,763	89	—	—	16,851
Inventory valuation adjustment	—	—	—	—	6,439	—	6,439
Lower of cost or market adjustments	5,207	—	—	—	297	—	5,504
(Gain) loss on disposal or impairment of assets, net	(111,290)	3,114	117,515	2,004	(22,585)	—	(11,242)
Equity-based compensation expense	—	—	—	—	—	27,114	27,114
Acquisition expense	—	—	—	—	—	132	132
Other income, net	99	210	100	280	486	4,938	6,113
Adjusted EBITDA attributable to unconsolidated entities	11,507	425	—	891	3,125	—	15,948
Adjusted EBITDA attributable to noncontrolling interest	—	(619)	—	(385)	—	—	(1,004)
Revaluation of liabilities	—	5,600	—	—	—	—	5,600
Other	3,790	276	64	(1,041)	—	—	3,089
Adjusted EBITDA	$85,757	$84,304	$34,782	$44,921	$23,611	$(21,046)	$252,329

	Nine Months Ended December 31, 2016
	Crude Oil Logistics	Water Solutions	Liquids	Retail Propane	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating (loss) income	$(28,827)	$63,136	$33,092	$10,553	$169,365	$(66,690)	$180,629
Depreciation and amortization	34,496	76,713	13,315	31,771	1,237	2,744	160,276
Amortization recorded to cost of sales	284	—	585	—	4,229	—	5,098
Net unrealized losses (gains) on derivatives	951	(2,138)	239	211	—	—	(737)
Inventory valuation adjustment	—	—	—	—	40,552	—	40,552
Lower of cost or market adjustments	—	—	—	—	839	—	839
Loss (gain) on disposal or impairment of assets, net	14,617	(91,958)	109	(96)	(126,101)	(4)	(203,433)
Equity-based compensation expense	—	—	—	—	—	39,859	39,859
Acquisition expense	—	—	—	—	—	1,539	1,539
Other (expense) income, net	(589)	1,524	67	339	19,099	5,420	25,860
Adjusted EBITDA attributable to unconsolidated entities	7,651	(9)	—	(388)	3,543	—	10,797
Adjusted EBITDA attributable to noncontrolling interest	—	(2,298)	—	(442)	—	—	(2,740)
Other	1,276	279	60	—	—	—	1,615
Adjusted EBITDA	$29,859	$45,249	$47,467	$41,948	$112,763	$(17,132)	$260,154

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

Under current market conditions, we are much less likely to pursue acquisitions than we have been in the past. We continue to undertake certain capital expansion projects. We expect to be able to finance these projects through available capacity on our Revolving Credit Facility, asset sales or other forms of financing.

Other sources of liquidity during the nine months ended December 31, 2017 are discussed below.

Class B Preferred Units

During the nine months ended December 31, 2017, we issued 8,400,000 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $202.7 million (net of the underwriters’ discount of $6.6 million and offering costs of $0.7 million). See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further description of the Class B Preferred Units.

Disposals

On December 22, 2017, we sold our previously held 50% interest in Glass Mountain for net proceeds of $292.1 million.

On November 7, 2017, we entered into a definitive agreement with DCC LPG, a division of DCC plc, to sell a portion of our Retail Propane segment for $200 million. We will retain this business through closing, which is expected to be March 31, 2018.

Long-Term Debt

Credit Agreement

We are party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. As of December 31, 2017, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.2 billion for cash borrowings and letters of credit, (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $565.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). During the three months ended September 30, 2017, we reallocated $50.0 million from the Expansion Capital Facility to the Working Capital Facility. During the three months ended December 31, 2017, we reallocated an additional $150.0 million from the Expansion Capital Facility to the Working Capital Facility. We had letters of credit of $182.1 million on the Working Capital Facility at December 31, 2017.

On June 2, 2017, we amended our Credit Agreement to, among other things, modify our financial covenants. In addition, the amendment also restricts us from increasing our distribution rate over the amount paid in the preceding quarter if our leverage ratio is greater than 4.25 to 1.

On February 5, 2018, we amended our Credit Agreement. The amendment, among other things, amended the defined term “Consolidated EBITDA” to include the “Accrued Blenders Tax Credits” (as defined in the Credit Agreement) solely for the two quarters ending December 31, 2017 and March 31, 2018.

At December 31, 2017, we were in compliance with the covenants under the Credit Agreement.

Senior Secured Notes

During the nine months ended December 31, 2017, we repurchased all of our remaining outstanding senior secured notes for an aggregate purchase price of $250.2 million (excluding payments of accrued interest), and recorded a loss on the early extinguishment of $24.0 million (net of $4.3 million of debt issuance costs). Prior to the December 29, 2017 repurchase of all of the remaining outstanding senior secured notes, we made a semi-annual principal installment payment of $19.5 million on December 19, 2017.

Senior Unsecured Notes

The senior unsecured notes include the 2019 Notes, 2021 Notes, 2023 Notes and the 2025 Notes.

Repurchases

During the nine months ended December 31, 2017, we repurchased $18.7 million of the 2019 Notes, $43.4 million of the 2023 Notes, and $87.5 million of the 2025 Notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the repurchases.

Compliance

At December 31, 2017, we were in compliance with the covenants under the indentures for all of the senior unsecured notes.

For a further discussion of our Revolving Credit Facility, senior secured notes and senior unsecured notes, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Revolving Credit Balances

The following table summarizes our Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Nine Months Ended December 31, 2017
Expansion capital borrowings	$139,704	$—	$397,000
Working capital borrowings	$811,536	$719,500	$1,014,500

Nine Months Ended December 31, 2016
Expansion capital borrowings	$1,133,071	$638,000	$1,359,000
Working capital borrowings	$662,660	$465,500	$875,500

At-The-Market Program

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We are under no obligation to issue equity under the ATM Program. We did not issue any common units under the ATM Program during the nine months ended December 31, 2017, and approximately $134.7 million remained available for sale under the ATM Program at December 31, 2017.

Common Unit Repurchase Program

On August 29, 2017, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $15.0 million of our outstanding common units through December 31, 2017 from time to time in the open market or in other privately negotiated transactions. During the three months ended December 31, 2017, we repurchased 323,213 common units for an aggregate price of $3.8 million, including commissions. During the nine months ended December 31, 2017, we repurchased 1,516,848 common units for an aggregate price of $15.0 million, including commissions.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and line fill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated.

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions	Investments (1)
	(in thousands)
Three Months Ended December 31,
2017	$39,143	$12,156	$1,047	$13,724
2016	$60,330	$5,205	$14,216	$52

Nine Months Ended December 31,
2017	$83,175	$26,677	$49,481	$27,874
2016	$246,167	$17,901	$127,513	$42,737

(1)
Amounts for the three months and nine months ended December 31, 2017 primarily related to contributions made to unconsolidated entities. Amounts for the three months and nine months ended December 31, 2016 primarily related to payments made to terminate a development agreement and other liabilities.

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Nine Months Ended December 31,
Cash Flows Provided by (Used in)	2017	2016
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$168,825	$194,858
Changes in operating assets and liabilities	(164,764)	(310,430)
Operating activities	$4,061	$(115,572)
Investing activities	$105,052	$(331,070)
Financing activities	$(92,908)	$447,393

Operating Activities. The seasonality of our natural gas liquids businesses has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids and Retail Propane businesses, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. The seasonal motor fuel blending impacts the value of our gasoline inventory in our Refined Products and Renewables business and also represents a period when we build inventory into our system. We borrow under our Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash provided by operating activities during the nine months ended December 31, 2017 was due primarily to higher inventory as a result of the purchase of additional pipeline capacity allocations in our Refined Products and Renewables segment during the nine months ended December 31, 2016.

Investing Activities. Net cash provided by investing activities was $105.1 million during the nine months ended December 31, 2017, compared to net cash used in investing activities of $331.1 million during the nine months ended December 31, 2016. The increase in net cash provided by investing activities was due primarily to:

•
a $177.2 million increase in proceeds from sales of assets due primarily to the sale of our previously held 50% interest in Glass Mountain and an increase in proceeds from the sale of excess pipe in our Crude Oil Logistics segment during the nine months ended December 31, 2017 and the sale of TLP common units we owned and Grassland during the nine months ended December 31, 2016;

•
a decrease in capital expenditures from $264.6 million during the nine months ended December 31, 2016, primarily related to the Grand Mesa Pipeline, to $99.4 million during the nine months ended December 31, 2017;

•	a $50.1 million decrease in cash paid for acquisitions and investments in and transactions with unconsolidated entities during the nine months ended December 31, 2017;

•	a $20.0 million deposit received related to the potential sale of a portion of our Retail Propane segment during the nine months ended December 31, 2017; and

•	a $16.9 million payment to terminate a development agreement during the nine months ended December 31, 2016.

Financing Activities. Net cash used in financing activities was $92.9 million during the nine months ended December 31, 2017, compared to net cash provided by financing activities of $447.4 million during the nine months ended December 31, 2016. The increase in net cash used in financing activities was due primarily to:

•	$700.0 million in proceeds received from the issuance of the 2023 Notes during the nine months ended December 31, 2016;

•
an increase of $400.4 million for repayments and repurchases of all of our remaining outstanding senior secured notes and a portion of our senior unsecured notes during the nine months ended December 31, 2017;

•	a decrease of $76.2 million in proceeds received from the sale of our common units and preferred units during the nine months ended December 31, 2017;

•
an increase of $34.2 million in distributions paid to our general partners and common unit holders, preferred unitholders and noncontrolling interest owners during the nine months ended December 31, 2017; and

•	$26.2 million for the repurchase of a portion of our common units and warrants related to our Class A Preferred Units during the nine months ended December 31, 2017.

These increases in net cash used in financing activities were partially offset by:

•	an increase of $659.5 million in borrowings on our Revolving Credit Facility (net of repayments) during the nine months ended December 31, 2017; and

•	a $25.9 million release of contingent consideration liabilities related to the termination of a development agreement during the nine months ended December 31, 2016.

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

On December 19, 2017, the board of directors of our general partner declared a distribution on the Class B Preferred Units for the three months ended December 31, 2017 of $4.7 million, which was paid to the holders of the Class B Preferred Units on January 15, 2018.

On January 23, 2018, the board of directors of our general partner declared a distribution of $0.39 per common unit to the unitholders of record on February 6, 2018. In addition, the board of directors declared a distribution to the holders of the Class A Preferred Units of $6.4 million in the aggregate. The distributions to both the common unitholders and the holders of the Class A Preferred Units are to be paid on February 14, 2018.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017 for our fiscal years ending thereafter:

		Three Months Ending March 31,	Fiscal Year Ending March 31,
	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$125,000	$—	$—	$—	$—	$125,000	$—
Working capital borrowings	1,014,500	—	—	—	—	1,014,500	—
Senior unsecured notes	1,796,925	—	—	360,781		367,048	1,069,096
Other long-term debt	11,684	604	2,939	2,318	5,470	286	67
Interest payments on long-term debt:
Revolving Credit Facility (1)	238,503	15,289	62,004	62,004	62,004	37,202	—
Senior unsecured notes	622,879	21,878	118,235	108,990	99,745	99,745	174,286
Other long-term debt	1,187	174	498	341	157	14	3
Letters of credit	182,123	—	—	—	—	182,123	—
Future minimum lease payments under noncancelable operating leases	516,712	34,721	120,928	107,342	93,662	66,036	94,023
Future minimum throughput payments under noncancelable agreements (2)	107,394	13,001	52,042	42,351	—	—	—
Construction commitments (3)	6,211	3,650	2,561	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	51,001	51,001	—	—	—	—	—
Natural gas liquids	21,941	20,600	1,341	—	—	—	—
Index-price commodity purchase commitments (4):
Crude oil (5)	2,972,749	427,214	790,287	511,636	438,851	357,603	447,158
Natural gas liquids	356,683	310,124	46,559	—	—	—	—
Total contractual obligations	$8,025,492	$898,256	$1,197,394	$1,195,763	$699,889	$2,249,557	$1,337,475

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at December 31, 2017. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

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

(3)	At December 31, 2017, construction commitments primarily relate to the expansion of the Lucerne, Colorado crude oil tank storage.

(4)
Index prices are based on a forward price curve at December 31, 2017. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at December 31, 2017 would result in a change of $37.0 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at December 31, 2017 would result in a change of $59.1 million in the value of our index-price crude oil purchase commitments. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of the commitments.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2017, we had $1.1 billion of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 4.90%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.4 million, based on borrowings outstanding at December 31, 2017.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit risk policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2017, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales in our unaudited condensed consolidated statements of operations. The following table summarizes the hypothetical impact on the December 31, 2017 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(8,840)
Propane (Liquids segment)	$744
Other products (Liquids segment)	$(2,625)
Gasoline (Refined Products and Renewables segment)	$(23,456)
Diesel (Refined Products and Renewables segment)	$(18,277)
Ethanol (Refined Products and Renewables segment)	$(3,728)
Biodiesel (Refined Products and Renewables segment)	$3,785
Canadian dollars (Liquids segment)	$705

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

We completed an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2017. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of December 31, 2017, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Unit Repurchase Program

On August 29, 2017, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $15.0 million of our outstanding common units through December 31, 2017 from time to time in the open market or in other privately negotiated transactions. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units. The following table summarizes the repurchase of common units during the three months ended December 31, 2017:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Common Unit	Program	Under the Program
October 1-31, 2017	—	$—	—	$3,847,062
November 1-30, 2017	327,309	$12.02	323,213	$—
December 1-31, 2017	—	$—	—	$—
Total	327,309		323,213	$—

The common units not repurchased under the publicly announced program were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are including the common units surrendered in the Total Number of Common Units Purchased column.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Amendment to Credit Agreement

On February 5, 2018, NGL Energy Partners LP (the “Partnership”), NGL Energy Operating LLC, in its capacity as borrowers’ agent and the other subsidiary borrowers party thereto entered into Amendment No. 3 (the “Credit Agreement Amendment”) to the Partnership’s Amended and Restated Credit Agreement (the “Credit Agreement”) with Deutsche Bank Trust Company Americas, as administrative agent, and the other financial institutions party thereto. Among other changes, the Credit Agreement Amendment amended the defined term “Consolidated EBITDA.”

“Consolidated EBITDA,” solely for the two quarters ending December 31, 2017 and March 31, 2018, may be adjusted to include the Accrued Blenders Tax Credits (as defined in the Credit Agreement).

The Credit Agreement Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The above description of the material terms of the Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1*
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 5, 2018, among NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto

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

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended December 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statement of Changes in Equity for the nine months ended December 31, 2017, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 9, 2018		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 9, 2018		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer