Form 10-Q
period 2018-06-30
NGL Energy Partners LP
filed 2018-08-07
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

At August 3, 2018, there were 122,051,314 common units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2018	March 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,682	$22,094
Accounts receivable-trade, net of allowance for doubtful accounts of $4,385 and $4,201, respectively	1,096,596	1,026,764
Accounts receivable-affiliates	8,824	4,772
Inventories	600,486	551,303
Prepaid expenses and other current assets	135,097	128,742
Assets held for sale	515,012	517,604
Total current assets	2,369,697	2,251,279
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $365,782 and $343,345, respectively	1,604,498	1,518,607
GOODWILL	1,262,971	1,204,607
INTANGIBLE ASSETS, net of accumulated amortization of $452,314 and $433,565, respectively	907,540	913,154
INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,995	17,236
LOAN RECEIVABLE-AFFILIATE	2,135	1,200
OTHER NONCURRENT ASSETS	175,138	245,039
Total assets	$6,323,974	$6,151,122
LIABILITIES AND EQUITY
CURRENT LIABILITIES AND REDEEMABLE NONCONTROLLING INTEREST:
Accounts payable-trade	$836,233	$852,839
Accounts payable-affiliates	24,874	1,254
Accrued expenses and other payables	225,617	223,504
Advance payments received from customers	21,871	8,374
Current maturities of long-term debt	646	646
Liabilities and redeemable noncontrolling interest held for sale	55,824	42,580
Total current liabilities and redeemable noncontrolling interest	1,165,065	1,129,197
LONG-TERM DEBT, net of debt issuance costs of $19,340 and $20,645, respectively, and current maturities	3,032,383	2,679,740
OTHER NONCURRENT LIABILITIES	63,539	173,514
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 19,942,169 and 19,942,169 preferred units issued and outstanding, respectively	91,559	82,576

EQUITY:
General partner, representing a 0.1% interest, 121,874 and 121,594 notional units, respectively	(50,919)	(50,819)
Limited partners, representing a 99.9% interest, 121,752,514 and 121,472,725 common units issued and outstanding, respectively	1,740,410	1,852,495
Class B preferred limited partners, 8,400,000 and 8,400,000 preferred units issued and outstanding, respectively	202,731	202,731
Accumulated other comprehensive loss	(257)	(1,815)
Noncontrolling interests	79,463	83,503
Total equity	1,971,428	2,086,095
Total liabilities and equity	$6,323,974	$6,151,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2018	2017
REVENUES:
Crude Oil Logistics	$783,830	$504,915
Water Solutions	76,145	46,967
Liquids	459,897	294,025
Refined Products and Renewables	4,524,407	2,884,637
Other	155	161
Total Revenues	5,844,434	3,730,705
COST OF SALES:
Crude Oil Logistics	748,245	469,470
Water Solutions	14,269	153
Liquids	440,515	287,285
Refined Products and Renewables	4,492,858	2,871,702
Other	269	73
Total Cost of Sales	5,696,156	3,628,683
OPERATING COSTS AND EXPENSES:
Operating	56,262	47,836
General and administrative	22,390	22,385
Depreciation and amortization	52,045	52,417
Loss (gain) on disposal or impairment of assets, net	101,335	(11,817)
Revaluation of liabilities	800	—
Operating Loss	(84,554)	(8,799)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	104	1,816
Interest expense	(46,268)	(49,104)
Loss on early extinguishment of liabilities, net	(137)	(3,281)
Other (expense) income, net	(33,742)	1,775
Loss From Continuing Operations Before Income Taxes	(164,597)	(57,593)
INCOME TAX EXPENSE	(651)	(456)
Loss From Continuing Operations	(165,248)	(58,049)
Loss From Discontinued Operations, net of Tax	(4,041)	(5,658)
Net Loss	(169,289)	(63,707)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	345	(52)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	398	397
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(168,546)	$(63,362)

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (Note 3)	$(184,909)	$(68,099)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (Note 3)	$(3,639)	$(5,256)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS	$(188,548)	$(73,355)
BASIC LOSS PER COMMON UNIT
Loss From Continuing Operations	$(1.52)	$(0.56)
Loss From Discontinued Operations, net of Tax	(0.03)	(0.05)
Net Loss	$(1.55)	$(0.61)
DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(1.52)	$(0.56)
Loss From Discontinued Operations, net of Tax	(0.03)	(0.05)
Net Loss	$(1.55)	$(0.61)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	121,544,421	120,535,909
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	121,544,421	120,535,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in Thousands)

	Three Months Ended June 30,
	2018	2017
Net loss	$(169,289)	$(63,707)
Other comprehensive loss	(11)	(375)
Comprehensive loss	$(169,300)	$(64,082)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2018
(in Thousands, except unit amounts)

		Limited Partners
		Class B Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive (Income) Loss	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2018	$(50,819)	8,400,000	$202,731	121,472,725	$1,852,495	$(1,815)	$83,503	$2,086,095
Distributions to general and common unit partners and preferred unitholders (Note 10)	(82)	—	—	—	(58,548)	—	—	(58,630)
Contributions	—	—	—	—	—	—	169	169
Sawtooth joint venture	—	—	—	—	(63)	—	63	—
Purchase of noncontrolling interest (Note 4)	—	—	—	—	(33)	—	(3,927)	(3,960)
Redeemable noncontrolling interest valuation adjustment (Note 2)	—	—	—	—	(3,300)	—	—	(3,300)
Repurchase of warrants (Note 10)	—	—	—	—	(14,988)	—	—	(14,988)
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	50,992	4,619	—	—	4,619
Warrants exercised (Note 10)	—	—	—	228,797	2	—	—	2
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(8,983)	—	—	(8,983)
Net loss	(155)	—	—	—	(168,391)	—	(345)	(168,891)
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Cumulative effect adjustment for adoption of ASC 606 (Note 15)	139	—	—	—	139,167	—	—	139,306
Cumulative effect adjustment for adoption of ASU 2016-01	(2)	—	—	—	(1,567)	1,569	—	—
BALANCES AT JUNE 30, 2018	$(50,919)	8,400,000	$202,731	121,752,514	$1,740,410	$(257)	$79,463	$1,971,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(169,289)	$(63,707)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	4,041	5,658
Depreciation and amortization, including amortization of debt issuance costs	55,939	56,739
Loss on early extinguishment or revaluation of liabilities, net	937	3,281
Non-cash equity-based compensation expense	5,511	8,821
Loss (gain) on disposal or impairment of assets, net	101,335	(11,817)
Provision for doubtful accounts	196	305
Net adjustments to fair value of commodity derivatives	52,685	(36,527)
Equity in earnings of unconsolidated entities	(104)	(1,816)
Distributions of earnings from unconsolidated entities	—	1,426
Other	(206)	3,857
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(74,930)	129,058
Inventories	(48,770)	(3,963)
Other current and noncurrent assets	15,967	28,176
Accounts payable-trade and affiliates	(30,328)	(139,132)
Other current and noncurrent liabilities	13,830	9,956
Net cash used in operating activities-continuing operations	(73,186)	(9,685)
Net cash provided by operating activities-discontinued operations	31,790	10,676
Net cash (used in) provided by operating activities	(41,396)	991
INVESTING ACTIVITIES:
Capital expenditures	(72,710)	(27,645)
Acquisitions, net of cash acquired	(116,592)	(19,897)
Settlements of commodity derivatives	(60,861)	23,349
Proceeds from sales of assets	5,406	18,493
Proceeds from divestitures of businesses and investments	18,594	—
Investments in unconsolidated entities	(6)	(5,250)
Distributions of capital from unconsolidated entities	—	2,115
Repayments on loan for natural gas liquids facility	2,707	2,401
Loan to affiliate	(1,050)	(500)
Net cash used in investing activities-continuing operations	(224,512)	(6,934)
Net cash used in investing activities-discontinued operations	(23,008)	(2,266)
Net cash used in investing activities	(247,520)	(9,200)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	962,000	299,500
Payments on Revolving Credit Facility	(605,500)	(344,500)
Repurchase of senior secured and senior unsecured notes	(5,069)	(74,391)
Payments on other long-term debt	(163)	(159)
Debt issuance costs	(771)	(2,096)
Contributions from noncontrolling interest owners, net	169	23
Distributions to general and common unit partners and preferred unitholders	(53,905)	(53,399)
Proceeds from sale of preferred units, net of offering costs	—	202,977
Repurchase of warrants	(14,988)	(10,549)
Payments for settlement and early extinguishment of liabilities	(1,195)	(745)
Other	8,708	8,831
Net cash provided by financing activities-continuing operations	289,286	25,492
Net cash used in financing activities-discontinued operations	(9,033)	(9,999)
Net cash provided by financing activities	280,253	15,493
Less cash flows from discontinued operations	(251)	(1,589)
Net (decrease) increase in cash and cash equivalents	(8,412)	8,873
Cash and cash equivalents, beginning of period	22,094	7,826
Cash and cash equivalents, end of period	$13,682	$16,699
Supplemental cash flow information:
Cash interest paid	$51,106	$54,335
Income taxes paid (net of income tax refunds)	$908	$1,247
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B preferred unitholders	$4,725	$—
Accrued capital expenditures	$12,657	$1,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2018, our operations included:

•
Our Crude Oil Logistics segment purchases crude oil from producers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling, trucking, marine and pipeline transportation services through its owned assets.

•
Our Water Solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms, drilling fluids and drilling muds and performs truck and frac tank washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services and it also sells freshwater to producers for exploration and production activities.

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

•
Our Retail Propane segment sells propane, distillates, equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain resellers in 21 states and the District of Columbia. See below for a discussion of the sale of our Retail Propane segment.

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

Recent Developments

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment to Superior Plus Corp. (“Superior”) for total consideration of $896.5 million in cash after adjusting for estimated working capital. Accordingly, upon satisfaction of the significant closing conditions for this transaction during the month of June 2018, the assets, liabilities and redeemable noncontrolling interest of the Retail Propane segment were classified as held for sale in our unaudited condensed consolidated balance sheets. This sale included all three of the retail propane businesses we acquired during the three months ended June 30, 2018 (see Note 4). We retained our 50% ownership interest in Victory Propane, LLC (“Victory Propane”) (see Note 2). This transaction, combined with the sale of a portion of our Retail Propane segment to DCC LPG (“DCC”) on March 30, 2018, represents a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to the entire Retail Propane segment have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2018 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2018 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on May 30, 2018 and adjusted retrospectively for the Retail Propane segment disposition as previously described.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amount of assets and liabilities reported at the date of the consolidated financial statements and the amount of revenues and expenses reported during the periods presented.

Critical estimates we make in the preparation of our unaudited condensed consolidated financial statements include, among others, determining the fair value of assets and liabilities acquired in business combinations, the fair value of derivative instruments, the collectibility of accounts receivable, the recoverability of inventories, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the impairment of long-lived assets and goodwill, the fair value of asset retirement obligations, the value of equity-based compensation, accruals for environmental matters and estimating certain revenues. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined and renewables products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions.

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

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2018 or March 31, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Inventories

Our inventories are valued at the lower of cost or net realizable value, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In performing this analysis, we consider fixed-price forward commitments.

Inventories consist of the following at the dates indicated:

	June 30, 2018	March 31, 2018
	(in thousands)
Crude oil	$77,834	$77,351
Natural gas liquids:
Propane	48,940	38,910
Butane	46,224	12,613
Other	8,265	6,515
Refined products:
Gasoline	289,021	253,286
Diesel	88,092	113,939
Renewables:
Ethanol	35,227	38,093
Biodiesel	6,883	10,596
Total	$600,486	$551,303

Amounts in the table above do not include inventory related to the Retail Propane segment, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired or Formed	June 30, 2018	March 31, 2018
				(in thousands)
Water treatment and disposal facility (2)	Water Solutions	50%	August 2015	$1,995	$2,094
E Energy Adams, LLC (3)	Refined Products and Renewables	—%	December 2013	—	15,142
Victory Propane, LLC (4)	Corporate and Other	50%	April 2015	—	—
Total				$1,995	$17,236

(1)	Ownership interest percentages are at June 30, 2018.

(2)	This is an investment in an unincorporated joint venture.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)
On May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC for net proceeds of $18.6 million and recorded a gain on disposal of $3.0 million during the three months ended June 30, 2018 within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations.

(4)
As our investment is $0 at June 30, 2018, our proportionate share of Victory Propane’s losses have been recorded against the loan receivable we have with Victory Propane. See Note 13 for a further discussion.

Variable Interest Entity

Victory Propane was formed as a joint venture in April 2015 by us and an unrelated third party. The business purpose of Victory Propane is to acquire and/or develop retail propane operations in a defined geographic area. In conjunction with the formation of Victory Propane, we agreed to provide Victory Propane a revolving line of credit of $5.0 million to be used for working capital and/or acquisition funding. Victory Propane began using this revolving line of credit shortly after operations commenced. At June 30, 2018, we provided a majority of Victory Propane’s financing and have concluded that Victory Propane is a variable interest entity because the equity of Victory Propane is not sufficient to fund its activities without additional subordinated financial support. Each joint venture member has an equal ownership interest in Victory Propane and has equal representation on Victory Propane’s board of managers to make all significant decisions relating to the operations of Victory Propane. Therefore, we do not have the power to direct activities that significantly influence the economic performance of Victory Propane and have concluded that we are not the primary beneficiary. Our maximum exposure to loss related to Victory Propane is limited to the sum of our equity investment as shown in the table above and the outstanding loan receivable (see Note 13) at June 30, 2018.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2018	March 31, 2018
	(in thousands)
Loan receivable (1)	$26,441	$29,463
Line fill (2)	33,437	34,897
Tank bottoms (3)	44,148	42,044
Minimum shipping fees - pipeline commitments (4)	23,204	88,757
Other	47,908	49,878
Total	$175,138	$245,039

(1)	Represents the noncurrent portion of a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2018, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. At March 31, 2018, line fill consisted of 360,425 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At June 30, 2018 and March 31, 2018, tank bottoms held in third party terminals consisted of 389,737 barrels and 366,212 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

(4)
Represents the minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for two contracts with crude oil pipeline operators. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). During the three months ended June 30, 2018, we entered into a definitive agreement, as described further in Note 13, in which we agreed to provide the benefit of our deficiency credit under one of these contracts. As a result of providing this benefit to the third party, we wrote off $67.7 million of these deficiency credits to loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operation during the three months ended June 30, 2018. Under the remaining other contract for which we have the future benefit, we currently have 22 months in which to ship the excess volumes.

Amounts in the table above do not include other noncurrent assets related to the Retail Propane segment, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2018	March 31, 2018
	(in thousands)
Accrued compensation and benefits	$16,600	$18,033
Excise and other tax liabilities	33,982	40,829
Derivative liabilities	66,091	51,039
Accrued interest	32,758	39,947
Product exchange liabilities	13,911	11,842
Gavilon legal matter settlement (Note 9)	35,000	—
Deferred gain on sale of general partner interest in TLP (1)	—	30,113
Other	27,275	31,701
Total	$225,617	$223,504

(1)	See Note 15 for a discussion of the accounting for the deferred gain upon adoption of ASU No. 2014-09 and ASU No. 2017-05.

Amounts in the table above do not include accrued expenses and other payables related to the Retail Propane segment, as these amounts have been classified as liabilities held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and any distributions that are paid. Noncontrolling interests are reported as a component of equity, unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in our unaudited condensed consolidated balance sheet. The redeemable noncontrolling interest is adjusted at each balance sheet date to its maximum redemption value if the amount is greater than the carrying value. The redeemable noncontrolling interest is included in liabilities and redeemable noncontrolling interest held for sale in our unaudited condensed consolidated balance sheets (see Note 14). The following table summarizes changes in our redeemable noncontrolling interest (in thousands):

Balance at March 31, 2018	$9,927
Net loss attributable to redeemable noncontrolling interest	(398)
Redeemable noncontrolling interest valuation adjustment	3,300
Balance at June 30, 2018	$12,829

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

Also, as discussed in Note 4, we made certain adjustments during the three months ended June 30, 2018 to our estimates of the acquisition date fair values of assets acquired and liabilities assumed in business combinations that occurred during the fiscal year ended March 31, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses.” The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected, which would include accounts receivable. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The ASU is effective for the Partnership beginning April 1, 2020, and requires a modified retrospective method of adoption, although early adoption is permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

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

On April 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” using a modified retrospective approach of adoption. ASU No. 2014-09 supersedes previous revenue recognition requirements in Topic 605, “Revenue Recognition,” and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this core principle, more judgment and estimates are required within the revenue recognition process than required under Topic 605. In addition, ASU No. 2014-09 requires significantly expanded disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. See Note 15 for a further discussion of the impact of adoption of ASU No. 2014-09 on our unaudited condensed consolidated financial statements and our revenue recognition policies.

On April 1, 2018, we adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” One of the provisions of ASU No. 2016-01 was to supersede the guidance to classify equity securities with readily determinable fair value into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in fair value recognized through net income. As a result of the adoption, we recorded a cumulative effect adjustment of $1.6 million, moving the unrealized loss out of accumulated other comprehensive income and to limited partners’ equity.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Weighted average common units outstanding during the period:
Common units - Basic	121,544,421	120,535,909
Common units - Diluted	121,544,421	120,535,909

For the three months ended June 30, 2018 and 2017, the Performance Awards (as defined herein), warrants, Service Awards (as defined herein) and the Class A Preferred Units (as defined herein) were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands, except unit and per unit amounts)
Loss from continuing operations	$(165,248)	$(58,049)
Less: Continuing operations loss (income) attributable to noncontrolling interests	345	(52)
Net loss from continuing operations attributable to NGL Energy Partners LP	(164,903)	(58,101)
Less: Distributions to preferred unitholders (1)	(20,157)	(9,684)
Less: Continuing operations loss allocated to general partner (2)	151	35
Less: Repurchase of warrants (3)	—	(349)
Net loss from continuing operations allocated to common unitholders	$(184,909)	$(68,099)

Loss from discontinued operations attributable to NGL Energy Partners, net of tax	$(4,041)	$(5,658)
Less: Discontinued operations loss attributable to redeemable noncontrolling interests	398	397
Less: Discontinued operations loss allocated to general partner (2)	4	5
Net loss from discontinued operations allocated to common unitholders	$(3,639)	$(5,256)

Net loss allocated to common unitholders	$(188,548)	$(73,355)

Basic loss per common unit
Loss from continuing operations	$(1.52)	$(0.56)
Loss from discontinued operations, net of tax	(0.03)	(0.05)
Net loss	$(1.55)	$(0.61)
Diluted loss per common unit
Loss from continuing operations	$(1.52)	$(0.56)
Loss from discontinued operations, net of tax	(0.03)	(0.05)
Net loss	$(1.55)	$(0.61)
Basic weighted average common units outstanding	121,544,421	120,535,909
Diluted weighted average common units outstanding	121,544,421	120,535,909

(1)	This amount includes the distribution to preferred unitholders as well as the accretion for the beneficial conversion, as discussed further in Note 10.

(2)	Net loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

(3)	This amount represents the excess of the repurchase price over the fair value of the warrants, as discussed further in Note 10.

Note 4—Acquisitions

The following summarizes our acquisitions during the three months ended June 30, 2018:

Water Pipeline Company

On April 24, 2018, we acquired the remaining 18.375% interest in NGL Water Pipelines, LLC operating in the Delaware Basin portion of the Permian Basin in West Texas for total consideration of approximately $4.0 million. The acquisition of the remaining interest was accounted for as an equity transaction, no gain or loss was recorded, and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. As of the date of the transaction, the 18.375% interest had a carrying value of $3.9 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Saltwater Water Solutions Facilities

During the three months ended June 30, 2018, we acquired five saltwater disposal facilities (including 13 wells) for total consideration of approximately $98.4 million. The agreements for these acquisitions contemplate post-closing payments for certain working capital items. We are accounting for these transactions as business combinations.

The following table summarizes the preliminary estimates of the fair values as of June 30, 2018, for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$29,419
Goodwill	51,756
Intangible assets	17,207
Current liabilities	(250)
Fair value of net assets acquired	$98,132

As of June 30, 2018, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of the property, plant and equipment and intangible assets, (ii) calculate any asset retirement obligations and (iii) determine if the leases we assumed are considered to be favorable or unfavorable to market.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the three months ended June 30, 2018 includes revenues of $1.5 million and operating income of $0.5 million that were generated by the operations of these water solutions facilities. We incurred $0.2 million of transaction costs related to these acquisitions during the three months ended June 30, 2018. These amounts are recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

During the three months ended June 30, 2018, we also acquired two disposal wells for total consideration of $9.1 million, which we are accounting for as an acquisition of assets.

Freshwater Water Solutions Facilities

During the three months ended June 30, 2018, we acquired four freshwater facilities (including 16 wells) and a right-of-way that can be used for pipelines for total consideration of approximately $14.5 million. The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination.

The following table summarizes the preliminary estimates of the fair values as of June 30, 2018, for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$3,052
Goodwill	6,608
Intangible assets	4,840
Fair value of net assets acquired	$14,500

As of June 30, 2018, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of the property, plant and equipment and intangible assets, (ii) calculate any asset retirement obligations, (iii) calculate any contingent consideration liabilities and (iv) determine if the leases we assumed are considered to be favorable or unfavorable to market.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Goodwill represents a premium paid to expand our service offerings in an oilfield production basin currently serviced by us, thereby enhancing our competitive position as a provider of disposal and other services in this oilfield production basin. We expect that all of the goodwill will be deductible for federal income tax purposes.

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the three months ended June 30, 2018 includes revenues of $0.5 million and operating income of $0.4 million that were generated by the operations of these water solutions facilities. We incurred $0.2 million of transaction costs related to these acquisitions during the three months ended June 30, 2018. These amounts are recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

Retail Propane Businesses

During the three months ended June 30, 2018, we acquired three retail propane businesses for total consideration of approximately $19.1 million. We are accounting for these transactions as business combinations. The assets and liabilities are included in current assets and current liabilities held for sale in our unaudited condensed consolidated balance sheet (see Note 14).

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives	June 30, 2018	March 31, 2018
		(in thousands)
Natural gas liquids terminal and storage assets	2–30 years	$238,561	$238,487
Pipeline and related facilities	30–40 years	243,616	243,616
Refined products terminal assets and equipment	15–25 years	6,736	6,736
Vehicles and railcars	3–25 years	122,649	121,159
Water treatment facilities and equipment	3–30 years	632,707	601,139
Crude oil tanks and related equipment	2–30 years	215,367	218,588
Barges and towboats	5–30 years	97,366	92,712
Information technology equipment	3–7 years	31,153	30,749
Buildings and leasehold improvements	3–40 years	147,847	147,442
Land		56,257	51,816
Tank bottoms and line fill (1)		20,118	20,118
Other	3–20 years	11,797	11,794
Construction in progress		146,106	77,596
		1,970,280	1,861,952
Accumulated depreciation		(365,782)	(343,345)
Net property, plant and equipment		$1,604,498	$1,518,607

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts in the table above do not include property, plant and equipment and accumulated depreciation related to the Retail Propane segment, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Depreciation expense	$24,729	$24,782
Capitalized interest expense	$149	$—

The table above does not include amounts related to the Retail Propane segment, as these amounts has been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 14).

We record losses (gains) from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes losses (gains) on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Crude Oil Logistics	$(2,041)	$(3,632)
Water Solutions	2,475	524
Liquids	(10)	—
Total	$424	$(3,108)

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the three months ended June 30, 2018:

	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2018	$579,846	$424,465	$149,169	$51,127	$1,204,607
Acquisitions (Note 4)	—	58,364	—	—	58,364
Balances at June 30, 2018	$579,846	$482,829	$149,169	$51,127	$1,262,971

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		June 30, 2018			March 31, 2018
Description	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Amortizable:
Customer relationships	3–20 years	$727,042	$(336,778)	$390,264	$718,763	$(328,666)	$390,097
Customer commitments	10 years	310,000	(51,667)	258,333	310,000	(43,917)	266,083
Pipeline capacity rights	30 years	161,785	(18,393)	143,392	161,785	(17,045)	144,740
Rights-of-way and easements	1–40 years	66,196	(3,769)	62,427	63,995	(3,214)	60,781
Executory contracts and other agreements	3–30 years	41,730	(14,993)	26,737	42,919	(15,424)	27,495
Non-compete agreements	2–32 years	8,538	(928)	7,610	5,465	(706)	4,759
Debt issuance costs (1)	5 years	41,763	(25,786)	15,977	40,992	(24,593)	16,399
Total amortizable		1,357,054	(452,314)	904,740	1,343,919	(433,565)	910,354
Non-amortizable:
Trade names		2,800	—	2,800	2,800	—	2,800
Total non-amortizable		2,800	—	2,800	2,800	—	2,800
Total		$1,359,854	$(452,314)	$907,540	$1,346,719	$(433,565)	$913,154

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include intangible assets and accumulated amortization related to the Retail Propane segment, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

The weighted-average remaining amortization period for intangible assets is approximately 13.4 years.

Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2018	2017
	(in thousands)
Depreciation and amortization	$27,316	$27,635
Cost of sales	1,465	1,585
Interest expense	1,193	1,086
Total	$29,974	$30,306

Amounts in the table above do not include amortization expense related to the Retail Propane segment, as these amounts have been classified as part of discontinued operations within our unaudited condensed consolidated statements of operations (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2019 (nine months)	$87,171
2020	115,692
2021	103,519
2022	88,841
2023	78,746
Thereafter	430,771
Total	$904,740

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2018			March 31, 2018
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$265,500	$—	$265,500	$—	$—	$—
Working capital borrowings	1,060,500	—	1,060,500	969,500	—	969,500
Senior unsecured notes:
5.125% Notes due 2019	353,424	(1,332)	352,092	353,424	(1,653)	351,771
6.875% Notes due 2021	367,048	(4,180)	362,868	367,048	(4,499)	362,549
7.500% Notes due 2023	610,947	(8,092)	602,855	615,947	(8,542)	607,405
6.125% Notes due 2025	389,135	(5,736)	383,399	389,135	(5,951)	383,184
Other long-term debt	5,815	—	5,815	5,977	—	5,977
	3,052,369	(19,340)	3,033,029	2,701,031	(20,645)	2,680,386
Less: Current maturities	646	—	646	646	—	646
Long-term debt	$3,051,723	$(19,340)	$3,032,383	$2,700,385	$(20,645)	$2,679,740

(1)	Debt issuance costs related to the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include long-term debt related to the Retail Propane segment, as these amounts have been classified as liabilities held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

Amortization expense for debt issuance costs related to long-term debt in the table above was $1.2 million and $1.7 million during the three months ended June 30, 2018 and 2017, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2019 (nine months)	$3,697
2020	4,018
2021	3,646
2022	3,064
2023	2,376
Thereafter	2,539
Total	$19,340

Credit Agreement

We are party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. As of June 30, 2018, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.3 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $465.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). We had letters of credit of $128.4 million on the Working Capital Facility at June 30, 2018.

At June 30, 2018, the borrowings under the Credit Agreement had a weighted average interest rate of 4.79%, calculated as the weighted average LIBOR rate of 2.09% plus a margin of 2.50% for LIBOR borrowings and the prime rate of 5.00% plus a margin of 1.50% on alternate base rate borrowings. At June 30, 2018, the interest rate in effect on letters of credit was 2.50%. Commitment fees were charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

On July 5, 2018, we amended our Credit Agreement. In the amendment, the lenders consented to, subject to the consummation of the Retail Propane disposition, release Retail Propane, LLC and its wholly-owned subsidiaries from its guaranty and other obligations under the loan documents. In return, the Partnership agreed to use the net proceeds from the Retail Propane disposition to pay down existing indebtedness no later than five business days after the consummation of the Retail Propane disposition.

The following table summarizes the debt covenant levels specified in the Credit Agreement as of June 30, 2018:

		Senior Secured	Interest	Total Leverage
Period Beginning	Leverage Ratio (1)	Leverage Ratio (1)	Coverage Ratio (2)	Indebtedness Ratio (1)
June 30, 2018	4.75	3.25	2.50	—
December 31, 2018	4.75	3.25	2.75	—
March 31, 2019 and thereafter	4.50	3.25	2.75	6.50

(1)	Represents the maximum ratio for the period presented.

(2)	Represents the minimum ratio for the period presented.

At June 30, 2018, our leverage ratio was approximately 4.50 to 1, our senior secured leverage ratio was approximately 0.61 to 1 and our interest coverage ratio was approximately 2.71 to 1.

At June 30, 2018, we were in compliance with the covenants under the Credit Agreement.

Senior Unsecured Notes

Repurchases

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

Three Months Ended
June 30,
2018
(in thousands)
2023 Notes
Notes repurchased	$5,000
Cash paid (excluding payments of accrued interest)	$5,069
Loss on early extinguishment of debt (1)	$(137)

(1)
Loss on the early extinguishment of debt for the 2023 Notes during the three months ended June 30, 2018 is inclusive of the write off of debt issuance costs of $0.1 million. The loss is reported within (loss) gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

At June 30, 2018, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $5.8 million at June 30, 2018.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2018:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2019 (nine months)	$—	$—	$638	$638
2020	—	353,424	648	354,072
2021	—	—	4,529	4,529
2022	1,326,000	367,048	—	1,693,048
2023	—	—	—	—
Thereafter	—	1,000,082	—	1,000,082
Total	$1,326,000	$1,720,554	$5,815	$3,052,369

Amounts in the table above do not include long-term debt related to the Retail Propane segment, as these amounts have been classified as liabilities held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. Both defendants have a pending motion for judgment as a matter of law on the fraudulent

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

misrepresentation claim and plan to file post-verdict motions as appropriate before the trial court, and, if need be, will file an appeal to the Delaware Supreme Court. It is our position that the awards, even if they each stand, are not cumulative. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the Board of Directors once all information is available to it and after the post-trial and any appellate process has run its course and the verdict is final as a matter of law. Because the Partnership is a named defendant in the suit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million.

We are party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these other claims, legal actions, and complaints, after consideration of amounts accrued, insurance coverage, and other arrangements, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain, and estimates of our liabilities may change materially as circumstances develop.

Environmental Matters

At June 30, 2018, we have an environmental liability, measured on an undiscounted basis, of $2.6 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

In 2015, as previously disclosed, the U.S. Environmental Protection Agency (“EPA”) informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (“Gavilon Energy”), of alleged violations that occurred in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint. On May 24, 2017, the court denied our motion to dismiss. Subsequently, the EPA filed a second amended complaint seeking an order declaring Western Dubuque’s RINs invalid, an order requiring us to retire an equivalent number of valid RINs and an award against us of statutory civil penalties. In May 2018, the parties completed briefing on cross-motions for summary judgment concerning liability issues in the case. On July 3, 2018, the Court denied our summary judgment motion and largely granted the plaintiff’s two summary judgment motions on liability. On July 19, 2018, Gavilon Energy reached an agreement in principle with the EPA regarding the terms of a settlement of the case. Such terms will result in Gavilon Energy incurring an estimated expense of up to $35.0 million over a twelve-month period, which we accrued as of June 30, 2018 and is included within accrued expenses and other payables in our unaudited condensed consolidated balance sheet and other (expense) income, net in our unaudited condensed consolidated statement of operations. The agreement is subject to the parties submitting a definitive consent decree to the Court for its approval. If ultimately approved by the Court, the consent decree will resolve all matters between Gavilon Energy and the EPA in connection with the above-described complaint.

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

Balance at March 31, 2018	$9,133
Accretion expense	152
Balance at June 30, 2018	$9,285

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

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at June 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (nine months)	$97,269
2020	114,665
2021	98,920
2022	73,322
2023	55,750
Thereafter	48,566
Total	$488,492

Amounts in the table above exclude leases related to the sale of the Retail Propane segment (see Note 14).

Rental expense relating to operating leases was $27.9 million and $30.7 million during the three months ended June 30, 2018 and 2017, respectively. Amounts do not include rental expense associated with the Retail Propane segment, as these amounts have been classified as part of discontinued operations within our unaudited condensed consolidated statements of operations (see Note 14).

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have an asset recorded in other noncurrent assets in our unaudited condensed consolidated balance sheet for minimum shipping fees paid in both the current and previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at June 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (nine months)	$39,047
2020	42,456
Total	$81,503

Of the total future minimum throughput payments in the table above, a third party has agreed to assume all rights and privileges and to be fully responsible for any minimum shipping fees due for actual shipments that are less than our allotted capacity related to $21.5 million of the fiscal year 2019 (nine months) amount and $28.8 million of the fiscal year 2020 amount under a definitive agreement we signed during the three months ended June 30, 2018 (see Note 13).

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At June 30, 2018, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2019 (nine months)	$52,180	789	$22,490	28,875

Index-Price Commodity Purchase Commitments:
2019 (nine months)	$1,199,591	18,097	$736,389	766,672
2020	707,225	12,148	28,812	36,680
2021	506,754	9,354	—	—
2022	401,691	7,752	—	—
2023	278,162	5,482	—	—
Thereafter	204,050	4,110	—	—
Total	$3,297,473	56,943	$765,201	803,352

(1)
Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline. As these purchase commitments are deliver-or-pay contracts, we have not entered into corresponding long-term sales contracts for volumes we may not receive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2018, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2019 (nine months)	$53,333	794	$92,537	96,100
2020	—	—	1,040	1,045
2021	—	—	59	60
Total	$53,333	794	$93,636	97,205

Index-Price Commodity Sale Commitments:
2019 (nine months)	$1,060,547	14,873	$922,685	822,251
2020	103,434	1,570	16,232	16,579
Total	$1,163,981	16,443	$938,917	838,830

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $71.3 million of our prepaid expenses and other current assets and $60.3 million of our accrued expenses and other payables at June 30, 2018.

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

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and the warrants that were exercised for common units during the three months ended June 30, 2018, we issued 280 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Equity Issuances

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We did not issue any common units under the ATM Program during the three months ended June 30, 2018, and approximately $134.7 million remained available for sale under the ATM Program at June 30, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our Distributions

The following table summarizes distributions declared on our common units during the last two quarters:

Date Declared	Record Date	Date Paid/Payable	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2018	May 7, 2018	May 15, 2018	$0.3900	$47,374	$82
July 24, 2018	August 8, 2018	August 14, 2018	$0.3900	$47,600	$82

Class A Convertible Preferred Units

On April 21, 2016, we received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Convertible Preferred Units (“Class A Preferred Units”) and 4,375,112 warrants.

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. Accretion for the beneficial conversion feature, recorded as a deemed distribution, was $9.0 million and $3.2 million during the three months ended June 30, 2018 and 2017, respectively.

The holders of the warrants may exercise one-third of the warrants from and after the first anniversary of the original issue date, another one-third of the warrants from and after the second anniversary and the final one-third of the warrants from and after the third anniversary. The warrants have an exercise price of $0.01 and an eight year term. We repurchased 1,229,575 unvested warrants for a total purchase price of $15.0 million on April 26, 2018. During the three months ended June 30, 2018, 228,797 warrants were exercised for common units and we received proceeds of less than $0.1 million. As of June 30, 2018, we had 1,458,371 warrants outstanding.

We pay a cumulative, quarterly distribution in arrears at an annual rate of 10.75% on the Class A Preferred Units to the extent declared by the board of directors of our general partner. The following table summarizes distributions declared on our Class A Preferred Units during the last two quarters:

		Amount Paid/Payable to Class A
Date Declared	Date Paid/Payable	Preferred Unitholders
		(in thousands)
April 24, 2018	May 15, 2018	$6,449
July 24, 2018	August 14, 2018	$6,449

Class B Preferred Units

On June 13, 2017, we issued 8,400,000 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $202.7 million (net of the underwriters’ discount of $6.6 million and offering costs of $0.7 million).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The current distribution rate for the Class B Preferred Units is 9.0% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last two quarters:

			Amount Paid to Class B
Date Declared	Record Date	Date Paid	Preferred Unitholders
			(in thousands)
March 19, 2018	April 2, 2018	April 16, 2018	$4,725
June 19, 2018	July 2, 2018	July 16, 2018	$4,725

The distribution amount paid on July 16, 2018 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2018.

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

The following table summarizes the Service Award activity during the three months ended June 30, 2018:

Unvested Service Award units at March 31, 2018	2,278,875
Units granted	97,992
Units vested and issued	(50,992)
Units forfeited	(57,250)
Unvested Service Award units at June 30, 2018	2,268,625

The following table summarizes the scheduled vesting of our unvested Service Award units at June 30, 2018:

Fiscal Year Ending March 31,
2019 (nine months)	933,975
2020	962,225
2021	370,925
2022	1,500
Total	2,268,625

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

During the three months ended June 30, 2018 and 2017, we recorded compensation expense related to Service Award units of $2.8 million and $5.3 million, respectively.

Of the restricted units granted and vested during the three months ended June 30, 2018, 50,992 units were granted as a bonus for performance during the fiscal year ended March 31, 2018. The total amount of these bonus payments were $0.6 million, of which we had accrued $0.6 million as of March 31, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at June 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (nine months)	$9,516
2020	6,572
2021	2,072
2022	7
Total	$18,167

During April 2015, our general partner granted Performance Award units to certain employees. The number of Performance Award units that will vest is contingent on the performance of our common units relative to the performance of the other entities in the Index. Performance will be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. As of June 30, 2018, performance will be measured over the following periods:

Vesting Date of Tranche	Performance Period for Tranche
July 1, 2018	July 1, 2015 through June 30, 2018
July 1, 2019	July 1, 2016 through June 30, 2019
July 1, 2020	July 1, 2017 through June 30, 2020

The following table summarizes the Performance Award activity during the three months ended June 30, 2018:

Unvested Performance Award units at March 31, 2018	917,000
Units forfeited	(36,000)
Unvested Performance Award units at June 30, 2018	881,000

During the July 1, 2015 through June 30, 2018 performance period, the return on our common units was below the return of the 50th percentile of our peer companies in the Index. As a result, no Performance Award units vested on July 1, 2018 and performance units with the July 1, 2018 vesting date will be forfeited.

The fair value of the Performance Awards is estimated using a Monte Carlo simulation at the grant date. We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. Any Performance Awards that do not become earned Performance Awards will terminate, expire and otherwise be forfeited by the participants. During the three months ended June 30, 2018 and 2017, we recorded compensation expense related to Performance Award units of $1.3 million and $2.1 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Performance Award units at June 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (nine months)	$2,609
2020	1,904
2021	383
Total	$4,896

At June 30, 2018, approximately 1.3 million common units remain available for issuance under the LTIP.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	June 30, 2018		March 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$15,743	$(38,212)	$5,093	$(20,186)
Level 2 measurements	71,253	(68,894)	48,752	(54,410)
	86,996	(107,106)	53,845	(74,596)

Netting of counterparty contracts (1)	(13,141)	13,141	(2,922)	2,922
Net cash collateral (held) provided	(2,034)	25,071	(1,762)	17,263
Commodity derivatives	$71,821	$(68,894)	$49,161	$(54,411)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2018	March 31, 2018
	(in thousands)
Prepaid expenses and other current assets	$71,814	$49,161
Other noncurrent assets	7	—
Accrued expenses and other payables	(66,091)	(51,039)
Other noncurrent liabilities	(2,803)	(3,372)
Net commodity derivative asset (liability)	$2,927	$(5,250)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2018:
Cross-commodity (1)	July 2018–March 2019	(57)	$740
Crude oil fixed-price (2)	July 2018–December 2019	(1,606)	(18,566)
Crude oil index (2)	July 2018–July 2018	(10)	(74)
Propane fixed-price (2)	July 2018–March 2019	175	1,643
Refined products fixed-price (2)	July 2018–January 2020	(5,928)	(5,878)
Refined products index (2)	July 2018–July 2018	(3)	(24)
Other	July 2018–March 2022		2,049
			(20,110)
Net cash collateral provided			23,037
Net commodity derivative asset			$2,927

At March 31, 2018:
Cross-commodity (1)	April 2018–March 2019	155	$(430)
Crude oil fixed-price (2)	April 2018–December 2019	(1,376)	(8,960)
Crude oil index (2)	April 2018–April 2018	(10)	(6)
Propane fixed-price (2)	April 2018–February 2019	14	1,849
Refined products fixed-price (2)	April 2018–January 2020	(5,419)	(17,081)
Refined products index (2)	April 2018–April 2018	(4)	(17)
Other	April 2018–March 2022		3,894
			(20,751)
Net cash collateral provided			15,501
Net commodity derivative liability			$(5,250)

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

Amounts in the table above do not include commodity derivative contract positions related to the Retail Propane segment, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

During the three months ended June 30, 2018, we recorded a net loss of $52.7 million and during the three months ended June 30, 2017, we recorded a net gain of $36.5 million from our commodity derivatives to cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2018, our primary counterparties were retailers, resellers, energy marketers, producers,

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2018, we had $1.3 billion of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 4.79%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2018 (in thousands):

Senior Unsecured Notes:
5.125% Notes due 2019	$354,312
6.875% Notes due 2021	$373,013
7.500% Notes due 2023	$618,966
6.125% Notes due 2025	$369,557

For the Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 1 in the fair value hierarchy.

Note 12—Segments

The following table summarizes revenues related to our segments. Revenues for reporting periods beginning after April 1, 2018 are presented under Topic 606 (see Note 15 for a further discussion), while prior periods are not adjusted and continue to be reported under the accounting standard in effect for those periods. Transactions between segments are recorded based on prices negotiated between the segments. The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments. The table below does not include amounts related to the Retail Propane segment, as these amounts has been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2018	2017 (1)
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$756,511	$480,285
Crude oil transportation and other	28,546	26,986
Non-Topic 606 revenues	3,298	—
Elimination of intersegment sales	(4,525)	(2,356)
Total Crude Oil Logistics revenues	783,830	504,915
Water Solutions:
Topic 606 revenues
Disposal service fees	54,004	33,321
Sale of recovered hydrocarbons	20,378	9,960
Freshwater revenues	500	—
Other service revenues	1,251	3,686
Non-Topic 606 revenues	12	—
Total Water Solutions revenues	76,145	46,967
Liquids:
Topic 606 revenues
Propane sales	186,489	136,860
Butane sales	113,200	68,232
Other product sales	151,805	84,303
Service revenues	5,671	6,012
Non-Topic 606 revenues	4,397	—
Elimination of intersegment sales	(1,665)	(1,382)
Total Liquids revenues	459,897	294,025
Refined Products and Renewables:
Topic 606 revenues
Refined products sales	1,428,212	2,773,607
Renewables sales	—	110,966
Service fees and other revenues	—	118
Non-Topic 606 revenues	3,096,195	—
Elimination of intersegment sales	—	(54)
Total Refined Products and Renewables revenues	4,524,407	2,884,637
Corporate and Other:
Non-Topic 606 revenues	376	161
Elimination of intersegment sales	(221)	—
Total Corporate and Other revenues	155	161
Total revenues	$5,844,434	$3,730,705

(1)	We adopted ASC 606 as of April 1, 2018. Revenue reported in fiscal year 2018 is recorded under the ASC 605 guidance.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization expense and operating income (loss) by segment for the periods indicated.

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$19,229	$20,835
Water Solutions	25,309	24,008
Liquids	6,468	6,330
Refined Products and Renewables	321	324
Corporate and Other	718	920
Total depreciation and amortization	$52,045	$52,417

Operating Income (Loss):
Crude Oil Logistics	$(99,738)	$4,357
Water Solutions	969	(1,154)
Liquids	2,623	(8,772)
Refined Products and Renewables	29,022	14,496
Corporate and Other	(17,430)	(17,726)
Total operating loss	$(84,554)	$(8,799)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Crude Oil Logistics	$8,382	$7,058
Water Solutions	130,422	19,405
Liquids	992	542
Corporate and Other	331	269
Total	$140,127	$27,274

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	June 30, 2018	March 31, 2018
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,624,591	$1,638,558
Water Solutions	1,416,901	1,256,143
Liquids (1)	495,767	501,302
Refined Products and Renewables	207,179	208,849
Corporate and Other	30,571	31,516
Total	$3,775,009	$3,636,368

(1)	Includes $0.5 million and $0.6 million of non-US long-lived assets at June 30, 2018 and March 31, 2018, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	June 30, 2018	March 31, 2018
	(in thousands)
Total assets:
Crude Oil Logistics	$2,241,828	$2,285,813
Water Solutions	1,492,264	1,323,171
Liquids (1)	773,130	717,690
Refined Products and Renewables	1,231,926	1,204,633
Corporate and Other	69,814	102,211
Assets held for sale	515,012	517,604
Total	$6,323,974	$6,151,122

(1)	Includes $36.6 million and $27.5 million of non-US total assets at June 30, 2018 and March 31, 2018, respectively.

Note 13—Transactions with Affiliates

SemGroup Corporation (“SemGroup”) holds ownership interests in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our unaudited condensed consolidated statements of operations. We also lease crude oil storage from SemGroup.

We purchase ethanol from E Energy Adams, LLC, an equity method investee, in which we previously held an ownership interest. We sold our interest in E Energy Adams, LLC on May 3, 2018 (see Note 2). These transactions are reported within cost of sales in our unaudited condensed consolidated statements of operations.

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Sales to SemGroup	$120	$123
Purchases from SemGroup	$1,020	$1,017
Sales to equity method investees	$—	$98
Purchases from equity method investees	$—	$27,906
Sales to entities affiliated with management	$5,280	$83
Purchases from entities affiliated with management	$76,534	$197

Accounts receivable from affiliates consist of the following at the dates indicated:

	June 30, 2018	March 31, 2018
	(in thousands)
Receivables from SemGroup	$24	$49
Receivables from NGL Energy Holdings LLC	5,795	4,693
Receivables from equity method investees	11	6
Receivables from entities affiliated with management	2,994	24
Total	$8,824	$4,772

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts payable to affiliates consist of the following at the dates indicated:

	June 30, 2018	March 31, 2018
	(in thousands)
Payables to SemGroup	$22	$—
Payables to equity method investees	—	8
Payables to entities affiliated with management	24,852	1,246
Total	$24,874	$1,254

At June 30, 2018 and March 31, 2018, we had a loan receivable from Victory Propane, an equity method investee (see Note 2), of $2.1 million (net of our proportionate share of their cumulative losses since October 2017 of $0.5 million, as described in Note 2) and $1.2 million, respectively, with an initial maturity date of March 31, 2021, which can be extended for successive one-year periods unless one of the parties terminates the loan agreement.

Other Related Party Transactions

Repurchase of Warrants

On April 26, 2018, we repurchased outstanding warrants, as discussed further in Note 10, from funds managed by Oaktree Capital Management, L.P., who are represented on the board of directors of our general partner.

Agreement with WPX Energy Marketing, LLC (“WPX”)

During the three months ended June 30, 2018, we entered into a definitive agreement with WPX. Under this agreement, we agreed to provide WPX the benefit of our minimum shipping fees or deficiency credits (fees paid in previous periods that were in excess of the volumes actually shipped) totaling $67.7 million at the time of the transaction (as discussed further in Note 2), which can be utilized for volumes shipped that exceed the minimum monthly volume commitment in subsequent periods. As a result, we wrote-off these minimum shipping fees included within other noncurrent assets in our unaudited condensed consolidated balance sheet (see Note 2) and recorded a loss within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. We also agreed that we would only ship crude oil that we are required to purchase from WPX in utilizing our allotted capacity on these pipelines and they agreed to be fully responsible to us for all deficiency payments (money due when our actual shipments are less than our allotted capacity) for the remaining term of our contract, which totals $50.3 million (as discuss further in Note 9). As consideration for this transaction, we paid WPX a net $35.3 million, which we have recorded as a loss within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. A member of the board of directors of our general partner is also an executive of WPX.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 14—Assets, Liabilities and Redeemable Noncontrolling Interest Held for Sale and Discontinued Operations

As discussed in Note 1, as of June 30, 2018, we met the criteria for classifying the assets, liabilities and redeemable noncontrolling interest of our Retail Propane segment as held for sale and the operations as discontinued.

The following table summarizes the major classes of assets, liabilities and redeemable noncontrolling interest classified as held for sale at the dates indicated:

	June 30, 2018	March 31, 2018
	(in thousands)
Assets Held for Sale
Cash and cash equivalents	$3,861	$4,113
Accounts receivable-trade, net	23,726	45,924
Inventories	14,904	13,250
Prepaid expenses and other current assets	3,644	2,796
Property, plant and equipment, net	209,674	201,340
Goodwill	108,308	107,951
Intangible assets, net	149,205	141,328
Other assets	1,690	902
Total assets held for sale	$515,012	$517,604

Liabilities and Redeemable Noncontrolling Interest Held for Sale
Accounts payable-trade	$9,676	$7,790
Accrued expenses and other payables	5,024	6,583
Advance payments received from customers	20,497	12,842
Current maturities of long-term debt	2,912	2,550
Long-term debt, net	4,886	2,888
Redeemable noncontrolling interest	12,829	9,927
Total liabilities and redeemable noncontrolling interest held for sale	$55,824	$42,580

The following table summarizes the results of operations from discontinued operations related to the Retail Propane segment for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Revenues	$66,673	$67,080
Cost of sales	34,496	29,636
Operating expenses	24,502	28,641
General and administrative expense	2,396	2,606
Depreciation and amortization	8,706	11,462
(Gain) loss on disposal or impairment of assets, net	(11)	603
Operating loss from discontinued operations	(3,416)	(5,868)
Interest expense	(125)	(122)
Other (expense) income, net	(500)	335
Loss from discontinued operations before taxes (1)	(4,041)	(5,655)
Income tax expense	—	(3)
Loss from discontinued operations, net of tax	$(4,041)	$(5,658)

(1)	Includes losses attributable to redeemable noncontrolling interest of $0.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Continuing Involvement

We have commitments to sell up to 104.4 million gallons of propane, valued at $106.5 million (based on the contract price) to Superior and DCC, the purchasers of the Retail Propane segment, through April 2019. During the three months ended June 30, 2018, we received $3.0 million from DCC for propane sold to them during the period.

Note 15—Revenue from Contracts with Customers

Impact of Adoption

We adopted Topic 606 on April 1, 2018, using the modified retrospective method. Revenues for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior periods are not adjusted and continue to be reported under the accounting standard in effect for those periods. We recorded an increase to the beginning balance of equity as of April 1, 2018, due to the cumulative impact of adopting the standard, as discussed further below.

Based on our evaluation, we anticipate that from time to time, differences in the timing of revenues earned and our right to invoice customers may create contract assets or liabilities. These differences in timing would be the result of contracts that contain minimum volume commitments and tiered pricing provisions, primarily within our Water Solutions segment. In addition, we completed the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under this standard. Furthermore, under this standard we made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that we collect from a customer.

As discussed previously, we deferred a portion of the gain related to the sale of our general partner interest in TransMontaigne Partners L.P., of which the current portion was recorded in accrued expenses and other payables and the long-term portion was recorded in other noncurrent liabilities at March 31, 2018 within our unaudited condensed consolidated balance sheet. As this transaction was accounted for under the real estate guidance in ASC 360-20, Property, Plant and Equipment, we had been amortizing the gain over the life of the related lease agreements. Upon adoption of ASU No. 2014-09 and ASU No. 2017-05, we determined that this transaction should be accounted for under the guidance of ASC 810-10-40 and utilizing the modified retrospective approach of adoption, the deferred gain as of March 31, 2018 of $139.3 million was recognized in the beginning balance of retained earnings as part of our cumulative effect adjustment at April 1, 2018.

The following tables summarize the impact of adoption on our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations as of and for the three months ended June 30, 2018:

	Unaudited Condensed Consolidated Balance Sheet
	June 30, 2018
	As Reported	Balances Without Adoption of ASU No. 2014-09	Effect of Change Increase/(Decrease)
	(in thousands)
Accrued expenses and other payables	$225,617	$30,113	$195,504
Other noncurrent liabilities	$63,539	$101,665	$(38,126)
Equity:
General partner	$(50,919)	$(51,058)	$139
Limited partners	$1,740,410	$1,601,243	$139,167

	Unaudited Condensed Consolidated Statement of Operations
	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU No. 2014-09	Effect of Change Increase/(Decrease)
	(in thousands)
Loss (gain) on disposal or impairment of assets, net	$101,335	$93,807	$7,528
Operating loss	$(84,554)	$(77,026)	$(7,528)
Net loss	$(169,289)	$(161,761)	$(7,528)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Prior to April 1, 2018, we recognized revenue for services and products when all of the following criteria were met under Topic 605: (i) either services have been rendered or products have been delivered or sold; (ii) persuasive evidence of an arrangement existed; (iii) the price for services was fixed or determinable; and (iv) collectibility was reasonably assured. We recorded deferred revenue when we received amounts from our customers but had not yet met the criteria listed above. We recognized deferred revenue in our consolidated statement of operations when the criteria had been met and all services had been rendered.

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASU No. 2014-09 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration at March 31, 2018. Our costs to obtain or fulfill our revenue contracts were not material as of June 30, 2018.

The majority of our revenue agreements are within scope under ASU No. 2014-09 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 840, respectively. See Note 12 for a detail of disaggregated revenue.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to allow customers to secure the right to reserve the product or storage capacity to be received or used at a later date, not to receive financing from our customers or to provide customers with financing.

We report taxes collected from customers and remitted to taxing authorities, such as sales and use taxes, on a net basis. We include amounts billed to customers for shipping and handling costs in revenues in our unaudited condensed consolidated statements of operations.

Crude Oil Logistics Performance Obligations

Within the Crude Oil Logistics segment, revenue is disaggregated into two primary revenue streams that include revenue from the sale of commodities and service revenue. For sales of commodities, we are obligated to deliver a predetermined amount of product on a month-to-month basis to our customers. For these types of agreements, revenue is recognized at a point in time based on when the product is delivered and control is transferred to the customer.

For revenue received from services rendered, we are obligated to provide throughput services to move product via pipeline, truck, railcar, or marine vessel or to provide terminal maintenance services. In either case, the obligation is satisfied over time utilizing the output method based on each volume of product that is moved from the origination point to the final destination or based on the passage of time.

Water Solutions Performance Obligations

Within the Water Solutions segment, revenue is disaggregated into two primary revenue streams that include service revenue and commodity sales revenue. For contracts involving disposal services, we accept wastewater and solids for disposal at our facilities. In cases where we have agreed within a contract or are required by law to remove hydrocarbons from the wastewater, the skim oil will be valued as non-cash consideration. Ordinarily, it is required that the fair value of the skim oil is to be estimated at contract inception; however, due to variability of the form of the non-cash consideration, the amount and dollar value is unknown at the contract inception date. Accordingly, ASC 606-10-32-11 allows us to value the skim oil on the date in which the value becomes known.

The Water Solutions segment has certain disposal contracts that contain the following types of terms or pricing structures that involve significant judge that impacts the determination and timing of revenue.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

•
Minimum volume commitments. We receive a shortfall fee if the customer does not deliver a certain amount of volume of wastewater over a specified period of time. At each reporting period, we make a determination as to the likelihood of us earning this fee. We recognize revenue from these contracts when (i) actual volumes are received; and (ii) when the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote (also known as the breakage model).

•
Tiered pricing. For contracts with tiered pricing provisions, the period in which the tiers are earned and settled (i.e. the “reset period”) may vary from monthly to over a period of multiple months. If the tiered pricing is based on a month, we allocate the fee to the distinct daily service to which it relates. If the tiered pricing spans across multiple reporting periods, we estimate the total transaction price at the beginning of each reset period, based on the expected volumes. We revise our estimates of variable consideration at each reporting date throughout each reset period.

•
Volume discount pricing. Volume discount pricing is a form of variable consideration whereby the customer pays for the volumes delivered on a cumulative basis. Similar to tiered pricing, the period in which the cumulative volumes are earned and settled (i.e. the “reset period”) may vary from daily to over a period of multiple months. If the volume discount is based on a month, we allocate the fee to the distinct daily service to which it relates. If the volume discount period spans across multiple reporting periods, we estimate the total transaction price at the beginning of each reset period, based on the expected volumes. We revise the estimate of variable consideration at each reporting date.

For all of our disposal contracts within the Water Solutions segment, revenue will be recognized over time utilizing the output method based on the volume of wastewater or solids we accept from the customer. For contracts that involve the sale of recovered hydrocarbons and freshwater, we will recognize revenue at a point in time, based on when control of the product is transferred to the customer.

Liquids Performance Obligations

Within the Liquids segment, revenue is disaggregated into two primary revenue streams that include revenue from the sale of commodities and service revenue. For commodity sales, we are obligated to deliver a specified amount of product over a specified period of time. For these types of agreements, revenue is recognized at a point in time based on when the product is delivered and control is transferred to the customer. For revenue received from services rendered, we offer a variety of services which include: (i) storage services where product is commingled; (ii) railcar transportation services; (iii) transloading services; and (iv) logistics services. We are obligated to provide these services over a predetermined period of time. Revenue from service contracts is recognized at a point in time upon the transfer of control each month. All revenue from services is recognized over time utilizing the output method based on volumes stored or moved.

Refined Products and Renewables Performance Obligations

The Refined Products and Renewables segment has one distinct revenue stream, which is revenue from commodity sales. In these agreements, we are obligated to sell a predetermined amount of product over a specified period of time. Revenue for all commodity sales is recognized at a point in time once the customer has lifted the agreed-upon volumes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts (in thousands):

Fiscal Year Ending March 31,
2019 (nine months)	$98,428
2020	112,353
2021	110,461
2022	106,386
2023	104,063
Thereafter	322,019
Total	$853,710

Many agreements are short-term in nature with a contract term of one year or less. For those contracts, we utilized the practical expedient in ASC 606-10-50 that exempts us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Additionally, for our product sales contracts, we have elected the practical expedient set out in ASC 606-10-50-14A, which states that we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these agreements, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligations is not required. Under product sales contracts, the variability arises as both volume and pricing (typically index-based) are not known until the product is delivered.

Contract Assets and Liabilities

Amounts owed from our customers under our revenue contracts are typically billed as the service is being provided on a monthly basis and are due within 1-30 days of billing, and are classified as accounts receivable-trade on our unaudited condensed consolidated balance sheets. Under certain of our contracts, we recognize revenues in excess of billings, referred to as contract assets, within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. Accounts receivable from contracts with customers are presented within accounts receivable-trade and accounts receivable-affiliates in our unaudited condensed consolidated balance sheets. Our contract asset balances primarily relate to our underground cavern storage contracts with multi-period contracts in which the fee escalates each year and the customer provides upfront payment at the beginning of the contract period. We did not record any contract assets during this period.

Under certain of our contracts we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized, referred to as deferred revenue or contract liabilities, within advance payments received from customers in our unaudited condensed consolidated balance sheets. Our deferred revenue primarily relates to:

•
Prepayments. Some revenue contracts contain prepayment provisions within our Liquids business segment. Revenue received related to our underground cavern storage services is received up-front at the beginning of the contract period and deferred until services have been rendered. In some cases, we also received prepayments from customers purchasing commodities, which allows the customer to secure the right to receive their requested volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability.

•
Multi-period contract in which fee escalates each subsequent year of the contract. Revenue from these contracts are recognized over time based on a weighted average of what is expected to be received over the life of the contract. As the actual amount billed and received from the customer differs from the amount of revenue recognized, a contract liability is recorded.

•
Tiered pricing and volume discount pricing. As described above, we revise our estimates of variable consideration at each reporting date throughout each reset period. As the actual amount billed and received from the customer differs from the amount of revenue recognized, a contract liability is recorded.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

•
Capital reimbursements. Certain contracts in our Water Solutions segment require that our customers reimburse us for capital expenditures related to the construction of long-lived assets, such as water gathering pipelines and custody transfer points, utilized to provide services to them under the revenue contracts. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these upfront payments in deferred revenue and recognize the amounts in revenue over the life of the associated revenue contract as the performance obligations are satisfied under the contract.

Deferred revenue is included in advance payments received from customers on the unaudited condensed consolidated balance sheets as the performance obligations related to these revenues are expected to be satisfied within one year or less.

The following tables summarizes the balances of our contract assets and liabilities at the dates indicated:

	Balance at
	April 1, 2018	June 30, 2018
	(in thousands)
Accounts receivable from contracts with customers	$677,095	$705,594

2018
(in thousands)
Contract liabilities balance at April 1	$6,127
Payment received and deferred	25,864
Payment recognized in revenue	(12,367)
Contract liabilities balance at June 30	$19,624

Note 16—Subsequent Events

Acquisitions

On July 9, 2018, and in conjunction with the sale of the Retail Propane segment (see Note 1), we acquired the remaining 40% interest in Atlantic Propane, LLC, which was part of our Retail Propane segment, for total consideration of approximately $12.8 million. The acquisition of the remaining interest was accounted for as an equity transaction, no gain or loss was recorded, and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. Atlantic Propane was included in the sale to Superior, as discussed below.

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment to Superior, see Note 1 and Note 14 for a further discussion.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	June 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,314	$—	$1,319	$7,049	$—	$13,682
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	1,093,941	2,655	—	1,096,596
Accounts receivable-affiliates	—	—	8,824	—	—	8,824
Inventories	—	—	600,066	420	—	600,486
Prepaid expenses and other current assets	—	—	134,129	968	—	135,097
Assets held for sale	—	—	487,378	27,634	—	515,012
Total current assets	5,314	—	2,325,657	38,726	—	2,369,697
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,457,799	146,699	—	1,604,498
GOODWILL	—	—	1,185,711	77,260	—	1,262,971
INTANGIBLE ASSETS, net of accumulated amortization	—	—	825,124	82,416	—	907,540
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	1,995	—	—	1,995
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,697,552	—	(1,707,202)	9,650	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,015,546	—	245,072	—	(2,260,618)	—
LOAN RECEIVABLE-AFFILIATE	—	—	2,135	—	—	2,135
OTHER NONCURRENT ASSETS	—	—	175,138	—	—	175,138
Total assets	$3,718,412	$—	$4,511,429	$354,751	$(2,260,618)	$6,323,974
LIABILITIES AND EQUITY
CURRENT LIABILITIES AND REDEEMABLE NONCONTROLLING INTEREST:
Accounts payable-trade	$—	$—	$835,909	$324	$—	$836,233
Accounts payable-affiliates	1	—	24,873	—	—	24,874
Accrued expenses and other payables	33,673	—	190,308	1,636	—	225,617
Advance payments received from customers	—	—	16,104	5,767	—	21,871
Current maturities of long-term debt	—	—	646	—	—	646
Liabilities and redeemable noncontrolling interest held for sale	—	—	39,888	15,936	—	55,824
Total current liabilities and redeemable noncontrolling interest	33,674	—	1,107,728	23,663	—	1,165,065
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,701,214	—	1,331,169	—	—	3,032,383
OTHER NONCURRENT LIABILITIES	—	—	56,986	6,553	—	63,539
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	91,559	—	—	—	—	91,559
EQUITY:
Partners’ equity	1,891,965	—	2,015,546	324,792	(2,340,081)	1,892,222
Accumulated other comprehensive loss	—	—	—	(257)	—	(257)
Noncontrolling interests	—	—	—	—	79,463	79,463
Total equity	1,891,965	—	2,015,546	324,535	(2,260,618)	1,971,428
Total liabilities and equity	$3,718,412	$—	$4,511,429	$354,751	$(2,260,618)	$6,323,974

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	March 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,915	$—	$3,329	$1,850	$—	$22,094
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	1,021,616	5,148	—	1,026,764
Accounts receivable-affiliates	—	—	4,772	—	—	4,772
Inventories	—	—	550,978	325	—	551,303
Prepaid expenses and other current assets	—	—	128,311	431	—	128,742
Assets held for sale	—	—	490,800	26,804	—	517,604
Total current assets	16,915	—	2,199,806	34,558	—	2,251,279
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,371,495	147,112	—	1,518,607
GOODWILL	—	—	1,127,347	77,260	—	1,204,607
INTANGIBLE ASSETS, net of accumulated amortization	—	—	829,449	83,705	—	913,154
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	17,236	—	—	17,236
NET INTERCOMPANY RECEIVABLES (PAYABLES)	2,110,940	—	(2,121,741)	10,801	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,703,327	—	244,109	—	(1,947,436)	—
LOAN RECEIVABLE-AFFILIATE	—	—	1,200	—	—	1,200
OTHER NONCURRENT ASSETS	—	—	245,039	—	—	245,039
Total assets	$3,831,182	$—	$3,913,940	$353,436	$(1,947,436)	$6,151,122
LIABILITIES AND EQUITY
CURRENT LIABILITIES AND REDEEMABLE NONCONTROLLING INTEREST:
Accounts payable-trade	$—	$—	$850,607	$2,232	$—	$852,839
Accounts payable-affiliates	1	—	1,253	—	—	1,254
Accrued expenses and other payables	41,104	—	181,115	1,285	—	223,504
Advance payments received from customers	—	—	4,507	3,867	—	8,374
Current maturities of long-term debt	—	—	646	—	—	646
Liabilities and redeemable noncontrolling interest held for sale	—	—	30,066	12,514	—	42,580
Total current liabilities and redeemable noncontrolling interest	41,105	—	1,068,194	19,898	—	1,129,197
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,704,909	—	974,831	—	—	2,679,740
OTHER NONCURRENT LIABILITIES	—	—	167,588	5,926	—	173,514
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	82,576	—	—	—	—	82,576
EQUITY:
Partners’ equity	2,002,592	—	1,704,896	327,858	(2,030,939)	2,004,407
Accumulated other comprehensive loss	—	—	(1,569)	(246)	—	(1,815)
Noncontrolling interests	—	—	—	—	83,503	83,503
Total equity	2,002,592	—	1,703,327	327,612	(1,947,436)	2,086,095
Total liabilities and equity	$3,831,182	$—	$3,913,940	$353,436	$(1,947,436)	$6,151,122

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended June 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$5,840,539	$4,693	$(798)	$5,844,434
COST OF SALES	—	—	5,696,990	(36)	(798)	5,696,156
OPERATING COSTS AND EXPENSES:
Operating	—	—	54,172	2,090	—	56,262
General and administrative	—	—	22,048	342	—	22,390
Depreciation and amortization	—	—	49,131	2,914	—	52,045
Loss on disposal or impairment of assets, net	—	—	101,335	—	—	101,335
Revaluation of liabilities	—	—	—	800	—	800
Operating Loss	—	—	(83,137)	(1,417)	—	(84,554)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	104	—	—	104
Interest expense	(29,500)	—	(16,767)	(12)	11	(46,268)
Loss on early extinguishment of liabilities, net	(137)	—	—	—	—	(137)
Other expense, net	—	—	(33,546)	—	(196)	(33,742)
Loss From Continuing Operations Before Income Taxes	(29,637)	—	(133,346)	(1,429)	(185)	(164,597)
INCOME TAX EXPENSE	—	—	(651)	—	—	(651)
EQUITY IN NET LOSS FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(138,909)	—	(1,647)	—	140,556	—
Loss From Continuing Operations	(168,546)	—	(135,644)	(1,429)	140,371	(165,248)
Loss From Discontinued Operations, Net of Tax	—	—	(3,265)	(961)	185	(4,041)
Net Loss	(168,546)	—	(138,909)	(2,390)	140,556	(169,289)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					345	345
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					398	398
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(168,546)	$—	$(138,909)	$(2,390)	$141,299	$(168,546)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended June 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$3,729,220	$1,889	$(404)	$3,730,705
COST OF SALES	—	—	3,629,087	—	(404)	3,628,683
OPERATING COSTS AND EXPENSES:
Operating	—	—	47,225	611	—	47,836
General and administrative	—	—	22,304	81	—	22,385
Depreciation and amortization	—	—	51,490	927	—	52,417
Gain on disposal or impairment of assets, net	—	—	(11,817)	—	—	(11,817)
Operating (Loss) Income	—	—	(9,069)	270	—	(8,799)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	1,816	—	—	1,816
Interest expense	(38,371)	—	(10,733)	(11)	11	(49,104)
Loss on early extinguishment of liabilities, net	(3,281)	—	—	—	—	(3,281)
Other income, net	—	—	1,960	18	(203)	1,775
(Loss) Income From Continuing Operations Before Income Taxes	(41,652)	—	(16,026)	277	(192)	(57,593)
INCOME TAX EXPENSE	—	—	(456)	—	—	(456)
EQUITY IN NET LOSS FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(21,710)	—	(371)	—	22,081	—
(Loss) Income From Continuing Operations	(63,362)	—	(16,853)	277	21,889	(58,049)
Loss From Discontinued Operations, Net of Tax	—	—	(4,857)	(993)	192	(5,658)
Net Loss	(63,362)	—	(21,710)	(716)	22,081	(63,707)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(52)	(52)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					397	397
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(63,362)	$—	$(21,710)	$(716)	$22,426	$(63,362)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended June 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net loss	$(168,546)	$—	$(138,909)	$(2,390)	$140,556	$(169,289)
Other comprehensive loss	—	—	(1)	(10)	—	(11)
Comprehensive loss	$(168,546)	$—	$(138,910)	$(2,400)	$140,556	$(169,300)

	Three Months Ended June 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net loss	$(63,362)	$—	$(21,710)	$(716)	$22,081	$(63,707)
Other comprehensive loss	—	—	(364)	(11)	—	(375)
Comprehensive loss	$(63,362)	$—	$(22,074)	$(727)	$22,081	$(64,082)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Three Months Ended June 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash used in operating activities-continuing operations	$(50,211)	$—	$(22,043)	$(747)	$(185)	$(73,186)
Net cash provided by operating activities-discontinued operations	—	—	26,327	5,463	—	31,790
Net cash (used in) provided by operating activities	(50,211)	—	4,284	4,716	(185)	(41,396)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(70,788)	(1,922)	—	(72,710)
Acquisitions, net of cash acquired	—	—	(112,665)	(3,927)	—	(116,592)
Settlements of commodity derivatives	—	—	(60,861)	—	—	(60,861)
Proceeds from sales of assets	—	—	5,406	—	—	5,406
Proceeds from divestitures of businesses and investments	—	—	18,594	—	—	18,594
Investments in unconsolidated entities	—	—	(6)	—	—	(6)
Repayments on loan for natural gas liquids facility	—	—	2,707	—	—	2,707
Loan to affiliate	—	—	(1,050)	—	—	(1,050)
Net cash used in investing activities-continuing operations	—	—	(218,663)	(5,849)	—	(224,512)
Net cash used in investing activities-discontinued operations	—	—	(19,061)	(3,947)	—	(23,008)
Net cash used in investing activities	—	—	(237,724)	(9,796)	—	(247,520)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	962,000	—	—	962,000
Payments on Revolving Credit Facility	—	—	(605,500)	—	—	(605,500)
Repurchase of senior unsecured notes	(5,069)	—	—	—	—	(5,069)
Payments on other long-term debt	—	—	(163)	—	—	(163)
Debt issuance costs	—	—	(771)	—	—	(771)
Contributions from noncontrolling interest owners, net	—	—	—	169	—	169
Distributions to general and common unit partners and preferred unitholders	(53,905)	—	—	—	—	(53,905)
Repurchase of warrants	(14,988)	—	—	—	—	(14,988)
Payments for settlement and early extinguishment of liabilities	—	—	(1,195)	—	—	(1,195)
Other	—	—	8,708	—	—	8,708
Net changes in advances with consolidated entities	112,572	—	(124,383)	11,626	185	—
Net cash provided by financing activities-continuing operations	38,610	—	238,696	11,795	185	289,286
Net cash used in financing activities-discontinued operations	—	—	(7,159)	(1,874)	—	(9,033)
Net cash provided by financing activities	38,610	—	231,537	9,921	185	280,253
Less cash flows from discontinued operations	—	—	107	(358)	—	(251)
Net (decrease) increase in cash and cash equivalents	(11,601)	—	(2,010)	5,199	—	(8,412)
Cash and cash equivalents, beginning of period	16,915	—	3,329	1,850	—	22,094
Cash and cash equivalents, end of period	$5,314	$—	$1,319	$7,049	$—	$13,682

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Three Months Ended June 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(60,756)	$—	$18,118	$33,145	$(192)	$(9,685)
Net cash provided by (used in) operating activities-discontinued operations	—	—	11,584	(908)	—	10,676
Net cash (used in) provided by operating activities	(60,756)	—	29,702	32,237	(192)	991
INVESTING ACTIVITIES:
Capital expenditures	—	—	(27,419)	(226)	—	(27,645)
Acquisitions, net of cash acquired	—	—	(19,897)	—	—	(19,897)
Settlements of commodity derivatives	—	—	23,349	—	—	23,349
Proceeds from sales of assets	—	—	18,493	—	—	18,493
Investments in unconsolidated entities	—	—	(5,250)	—	—	(5,250)
Distributions of capital from unconsolidated entities	—	—	2,115	—	—	2,115
Repayments on loan for natural gas liquids facility	—	—	2,401	—	—	2,401
Loan to affiliate	—	—	(500)	—	—	(500)
Net cash used in investing activities-continuing operations	—	—	(6,708)	(226)	—	(6,934)
Net cash used in investing activities-discontinued operations	—	—	(2,165)	(101)	—	(2,266)
Net cash used in investing activities	—	—	(8,873)	(327)	—	(9,200)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	299,500	—	—	299,500
Payments on Revolving Credit Facility	—	—	(344,500)	—	—	(344,500)
Repurchase of senior secured and senior unsecured notes	(74,391)	—	—	—	—	(74,391)
Payments on other long-term debt	—	—	(159)	—	—	(159)
Debt issuance costs	(294)	—	(1,802)	—	—	(2,096)
Contributions from noncontrolling interest owners, net	—	—	—	23	—	23
Distributions to general and common unit partners and preferred unitholders	(53,399)	—	—	—	—	(53,399)
Proceeds from sale of preferred units, net of offering costs	202,977	—	—	—	—	202,977
Repurchase of warrants	(10,549)	—	—	—	—	(10,549)
Payments for settlement and early extinguishment of liabilities	—	—	(745)	—	—	(745)
Other	—	—	8,953	(122)	—	8,831
Net changes in advances with consolidated entities	2	—	32,093	(32,287)	192	—
Net cash provided by (used in) financing activities-continuing operations	64,346	—	(6,660)	(32,386)	192	25,492
Net cash (used in) provided by financing activities-discontinued operations	—	—	(10,091)	92	—	(9,999)
Net cash provided by (used in) financing activities	64,346	—	(16,751)	(32,294)	192	15,493
Less cash flows from discontinued operations	—	—	(672)	(917)	—	(1,589)
Net increase in cash and cash equivalents	3,590	—	4,750	533	—	8,873
Cash and cash equivalents, beginning of period	6,257	—	73	1,496	—	7,826
Cash and cash equivalents, end of period	$9,847	$—	$4,823	$2,029	$—	$16,699

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2018. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (“Annual Report”) filed with the Securities and Exchange Commission on May 30, 2018.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2018, our operations included:

•
Our Crude Oil Logistics segment purchases crude oil from producers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling, trucking, marine and pipeline transportation services through its owned assets.

•
Our Water Solutions segment provides services for the treatment and disposal of wastewater generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms, drilling fluids and drilling muds and performs truck and frac tank washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services and it also sells freshwater to producers for exploration and production activities.

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

•
Our Retail Propane segment sells propane, distillates, equipment and supplies to end users consisting of residential, agricultural, commercial, and industrial customers and to certain resellers in 21 states and the District of Columbia. See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of the accounting for our Retail Propane segment.

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

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment to Superior Plus Corp. (“Superior”). See Note 1 and Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the transaction.

As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report, we have classified the assets, liabilities and redeemable noncontrolling interest of the Retail Propane segment as held for sale and the operations as discontinued in our unaudited condensed consolidated financial statements. Accordingly, the results of operations and cash flows related to the entire Retail Propane segment (both the portion sold to DCC LPG in March 2018 and the remaining business sold to Superior) have been classified as discontinued operations for all periods presented (prior periods have been retrospectively adjusted) in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Total revenues	$5,844,434	$3,730,705
Total cost of sales	5,696,156	3,628,683
Operating expenses	56,262	47,836
General and administrative expense	22,390	22,385
Depreciation and amortization	52,045	52,417
Loss (gain) on disposal or impairment of assets, net	101,335	(11,817)
Revaluation of liabilities	800	—
Operating loss	(84,554)	(8,799)
Equity in earnings of unconsolidated entities	104	1,816
Interest expense	(46,268)	(49,104)
Loss on early extinguishment of liabilities, net	(137)	(3,281)
Other (expense) income, net	(33,742)	1,775
Loss from continuing operations before income taxes	(164,597)	(57,593)
Income tax expense	(651)	(456)
Loss from continuing operations	(165,248)	(58,049)
Loss from discontinued operations, net of tax	(4,041)	(5,658)
Net loss	(169,289)	(63,707)
Less: Net loss (income) attributable to noncontrolling interests	345	(52)
Less: Net loss attributable to redeemable noncontrolling interests	398	397
Net loss attributable to NGL Energy Partners LP	$(168,546)	$(63,362)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2019.

Recent Developments

Repurchases of Senior Unsecured Notes

During the three months ended June 30, 2018, we repurchased $5.0 million of the 7.50% senior notes due 2023 (the “2023 Notes”). See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2018 and the three months ended June 30, 2018. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

During the three months ended June 30, 2018, in our Water Solutions segment, we acquired the remaining 18.375% interest in NGL Water Pipelines, LLC, five saltwater disposal facilities (including 13 wells) and four freshwater facilities (including 16 wells) in business combinations and two disposal wells in an asset acquisition. In our Retail Propane segment, we acquired three retail propane businesses. The assets and liabilities of these retail propane businesses are included in current assets and current liabilities held for sale in our unaudited condensed consolidated balance sheet and the operations have been classified as discontinued. See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

During the year ended March 31, 2018, in our Water Solutions segment, we acquired the remaining 50% ownership interest in NGL Solids Solutions, LLC, and in our Retail Propane segment, we acquired seven retail propane businesses and certain assets from an equity method investee.

Subsequent Events

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the acquisitions that occurred subsequent to June 30, 2018.

Dispositions

E Energy Adams, LLC

On May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC for net proceeds of $18.6 million.

Subsequent Events

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment for total consideration of $896.5 million in cash after adjusting for estimated working capital. See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Segment Operating Results for the Three Months Ended June 30, 2018 and 2017

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$756,511	$480,285	$276,226
Crude oil transportation and other	31,844	26,986	4,858
Total revenues (1)	788,355	507,271	281,084
Expenses:
Cost of sales-excluding impact of derivatives	741,510	476,888	264,622
Cost of sales-derivative loss (gain)	11,258	(5,062)	16,320
Operating expenses	12,595	12,169	426
General and administrative expenses	1,607	1,643	(36)
Depreciation and amortization expense	19,229	20,835	(1,606)
Loss (gain) on disposal or impairment of assets, net	101,894	(3,559)	105,453
Total expenses	888,093	502,914	385,179
Segment operating (loss) income	$(99,738)	$4,357	$(104,095)

Crude oil sold (barrels)	11,225	10,020	1,205
Crude oil transported on owned pipelines (barrels)	9,987	6,766	3,221
Crude oil storage capacity - owned and leased (barrels) (2)	6,371	6,454	(83)
Crude oil storage capacity leased to third parties (barrels) (2)	2,564	2,829	(265)
Crude oil inventory (barrels) (2)	1,164	1,778	(614)
Crude oil sold ($/barrel)	$67.395	$47.933	$19.462
Cost per crude oil sold ($/barrel)	$67.062	$47.088	$19.974
Crude oil product margin ($/barrel)	$0.333	$0.845	$(0.512)

(1)
Revenues include $4.5 million and $2.4 million of intersegment sales during the three months ended June 30, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of June 30, 2018 and June 30, 2017, respectively.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices and sales volumes during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase in crude oil prices has led to an increase in production volumes for us to market. This segment continued to be impacted by competition and low margins in the majority of the basins across the United States and we continue to market crude oil volumes in these basins to support our various pipeline, terminal and transportation assets. Additionally, we bear the cost of certain minimum volume commitments on third-party crude oil pipelines in various basins which are currently not profitable.

Crude Oil Transportation and Other Revenues. The increase was due primarily to our Grand Mesa Pipeline which increased revenues by $3.6 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was also due to increased volumes related to production growth in the DJ Basin. During the three months ended June 30, 2018, approximately 10.0 million barrels of crude oil were transported on the Grand Mesa Pipeline, which averaged approximately 110,000 barrels per day and financial volumes averaged approximately 112,000 barrels per day (volume amounts are from both internal and external parties).

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Cost of Sales-Derivatives. Our cost of sales during the three months ended June 30, 2018 was increased by $3.8 million of net realized losses on derivatives and $7.4 million of net unrealized losses on derivatives. Our cost of sales during the three months ended June 30, 2017 was reduced by $4.4 million of net realized gains on derivatives and $0.7 million of net unrealized gains on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to our Grand Mesa Pipeline which increased expenses by $0.8 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Depreciation and Amortization Expense. The decrease was due primarily to crude transportation which decreased depreciation and amortization expense by $1.3 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017 as they downsized their fleet of assets.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2018, we recorded a net loss of $101.9 million. During the current period, we recorded a loss of $105.0 million on our transaction with a third party in which they agreed to be fully responsible for our future minimum volume commitment in exchange for $67.7 million of deficiency credits on a contract with a crude oil pipeline operator and $35.3 million in cash (see Note 2 and Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report). The loss also includes additional costs related to this transaction of $2.0 million. This loss was offset by a gain of $3.1 million due primarily to the sale of a crude oil terminal and the receipt of additional proceeds from the sale of our 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”). During the three months ended June 30, 2017, we recorded a net gain of $3.6 million on the sales of excess pipe and certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Disposal service fees	$48,652	$33,321	$15,331
Recovered hydrocarbons	20,227	9,960	10,267
Other service revenues	7,266	3,686	3,580
Total revenues	76,145	46,967	29,178
Expenses:
Cost of sales-excluding impact of derivatives	589	345	244
Cost of sales-derivative loss (gain)	13,680	(192)	13,872
Operating expenses	31,524	24,041	7,483
General and administrative expenses	799	649	150
Depreciation and amortization expense	25,309	24,008	1,301
Loss (gain) on disposal or impairment of assets, net	2,475	(730)	3,205
Revaluation of liabilities	800	—	800
Total expenses	75,176	48,121	27,055
Segment operating income (loss)	$969	$(1,154)	$2,123

Wastewater processed (barrels per day)
Eagle Ford Basin	279,184	220,579	58,605
Permian Basin	421,535	232,105	189,430
DJ Basin	136,115	112,437	23,678
Other Basins	83,038	58,979	24,059
Total	919,872	624,100	295,772
Solids processed (barrels per day)	5,899	4,168	1,731
Skim oil sold (barrels per day)	3,615	2,525	1,090
Service fees for wastewater processed ($/barrel)	$0.58	$0.59	$(0.01)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.24	$0.18	$0.06
Operating expenses for wastewater processed ($/barrel)	$0.38	$0.42	$(0.04)

Disposal Service Fee Revenues. The increase was due primarily to an increase in the volume of wastewater processed, partially offset by higher volumes in areas with lower fees. We continue to benefit from the increased rig counts as compared to the prior year in the basins in which we operate, particularly in the Permian Basin.

Recovered Hydrocarbon Revenues. The increase was due primarily to an increase in the volume of wastewater processed and an increase in crude oil prices.

Other Service Revenues. Other service revenues primarily include solids disposal revenues and water pipeline revenues, both of which increased during the three months ended June 30, 2018 due to increased volumes.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in expenses to bring wastewater to certain of our water solutions facilities.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the three months ended June 30, 2018 included $9.1 million of net unrealized losses on derivatives and $4.6 million of net realized losses on derivatives. Our cost of sales during the three months ended June 30, 2017 included $0.2 million of net realized gains on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher costs of operations of water disposal wells due to higher volumes processed, partially offset by cost reduction efforts. Due to the higher volumes processed, our cost per barrel has decreased, as shown in the table above.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and developed facilities, partially offset by certain intangible assets being fully amortized during the fiscal year ended March 31, 2018 and three months ended June 30, 2018.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2018, we recorded a net loss of $2.5 million on the disposals of certain assets. During the three months ended June 30, 2017, we recorded a gain of $1.3 million for the termination of a non-compete agreement, which included the carrying value of the non-compete agreement intangible asset that was written off, partially offset by a net loss of $0.6 million on the sales of certain assets.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the fiscal year ended March 31, 2017. The increase in the expense during the three months ended June 30, 2018 was due primarily to higher actual and expected production from new customers, resulting in an increase to the expected future royalty payment.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$188,391	$136,860	$51,531
Cost of sales-excluding impact of derivatives	180,545	137,653	42,892
Cost of sales-derivative loss	352	258	94
Product margin (loss)	7,494	(1,051)	8,545

Butane sales:
Revenues (1)	114,223	68,232	45,991
Cost of sales-excluding impact of derivatives	111,443	68,127	43,316
Cost of sales-derivative loss (gain)	2,566	(1,865)	4,431
Product margin	214	1,970	(1,756)

Other product sales:
Revenues (1)	153,318	84,303	69,015
Cost of sales-excluding impact of derivatives	147,679	83,679	64,000
Cost of sales-derivative gain	(1,070)	(23)	(1,047)
Product margin	6,709	647	6,062

Service revenues:
Revenues (1)	5,630	6,012	(382)
Cost of sales	665	838	(173)
Product margin	4,965	5,174	(209)

Expenses:
Operating expenses	8,827	7,842	985
General and administrative expenses	1,474	1,340	134
Depreciation and amortization expense	6,468	6,330	138
Gain on disposal or impairment of assets, net	(10)	—	(10)
Total expenses	16,759	15,512	1,247
Segment operating income (loss)	$2,623	$(8,772)	$11,395

Liquids storage capacity - owned and leased (gallons) (2)	438,968	453,971	(15,003)

Propane sold (gallons)	233,786	224,733	9,053
Propane sold ($/gallon)	$0.806	$0.609	$0.197
Cost per propane sold ($/gallon)	$0.774	$0.614	$0.160
Propane product margin ($/gallon)	$0.032	$(0.005)	$0.037
Propane inventory (gallons) (2)	62,816	94,488	(31,672)
Propane storage capacity leased to third parties (gallons) (2)	29,662	33,495	(3,833)

Butane sold (gallons)	113,025	91,517	21,508
Butane sold ($/gallon)	$1.011	$0.746	$0.265
Cost per butane sold ($/gallon)	$1.009	$0.724	$0.285
Butane product margin ($/gallon)	$0.002	$0.022	$(0.020)
Butane inventory (gallons) (2)	54,577	76,047	(21,470)
Butane storage capacity leased to third parties (gallons) (2)	51,660	80,346	(28,686)

Other products sold (gallons)	116,985	90,611	26,374
Other products sold ($/gallon)	$1.311	$0.930	$0.381
Cost per other products sold ($/gallon)	$1.253	$0.923	$0.330
Other products product margin ($/gallon)	$0.058	$0.007	$0.051
Other products inventory (gallons) (2)	6,357	6,977	(620)

(1)
Revenues include $1.7 million and $1.4 million of intersegment sales during the three months ended June 30, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of June 30, 2018 and June 30, 2017, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales excluding the impact of derivatives were due primarily to higher commodity prices and increased volumes moved by railcars due to third-party pipeline infrastructure issues.

Cost of Sales-Derivatives. Our cost of wholesale propane sales was increased by $0.3 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives during the three months ended June 30, 2018. During the three months ended June 30, 2017, our cost of wholesale propane sales was increased by $0.3 million of net unrealized losses on derivatives and reduced by $0.1 million of net realized gains on derivatives.

Propane margins increased due to our ability to sell our excess product in certain areas where the product cost was lower.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales excluding the impact of derivatives were due primarily to higher commodity prices and increased volumes sold due to our ability to sell into the spot market rather than storing due to favorable pricing.

Cost of Sales-Derivatives. Our cost of butane sales during the three months ended June 30, 2018 was increased by $2.5 million of net unrealized loss on derivatives, compared to a reduction of $1.7 million of net unrealized gains on derivatives during the three months ended June 30, 2017. Additionally, our cost of butane sales was increased by $0.1 million of net realized losses on derivatives during the three months ended June 30, 2018 and reduced by $0.2 million of net realized gains on derivatives during the three months ended June 30, 2017.

Product margins per gallon of butane remained consistent for the current quarter versus the prior year quarter.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increase in the volume of other products sold was due primarily to increased availability in the natural gasoline and iso-butane markets due to higher than anticipated production.

Cost of Sales-Derivatives. Our cost of sales of other products was reduced by $0.6 million of net realized gains on derivatives and $0.5 million net unrealized gains on derivatives during the three months ended June 30, 2018. Our cost of sales of other products during the three months ended June 30, 2017 was reduced by less than $0.1 million of net realized gains on derivatives.

Product margins during the three months ended June 30, 2018 were higher due primarily to a strong pricing environment and higher than anticipated production.

Other Revenues. This revenue includes storage, terminaling and transportation services income. The decrease was due primarily to lower storage service income.

Operating and General and Administrative Expenses. Expenses for the current quarter were higher due to an increase in employee commissions resulting from increased profit margins.

Depreciation and Amortization Expense. Expenses for the current quarter were consistent with the prior year quarter.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2018, we recorded a net gain of less than $0.1 million related to the retirement of assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$4,453,924	$2,773,607	$1,680,317
Cost of sales-excluding impact of derivatives	4,401,681	2,788,751	1,612,930
Cost of sales-derivative loss (gain)	25,109	(27,679)	52,788
Product margin	27,134	12,535	14,599

Renewables sales:
Revenues	65,084	110,966	(45,882)
Cost of sales-excluding impact of derivatives	65,278	112,647	(47,369)
Cost of sales-derivative loss (gain)	790	(1,963)	2,753
Product loss	(984)	282	(1,266)

Service fees and other revenues	5,399	118	5,281

Expenses:
Operating expenses	2,937	3,551	(614)
General and administrative expenses	2,295	2,092	203
Depreciation and amortization expense	321	324	(3)
Gain on disposal or impairment of assets, net	(3,026)	(7,528)	4,502
Total expense (income), net	2,527	(1,561)	4,088
Segment operating income	$29,022	$14,496	$14,526

Gasoline sold (barrels)	40,738	28,516	12,222
Diesel sold (barrels)	11,777	13,798	(2,021)
Ethanol sold (barrels)	544	1,014	(470)
Biodiesel sold (barrels)	328	627	(299)
Refined products and renewables storage capacity - leased (barrels) (2)	9,523	9,225	298
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	293	1,043	(750)
Gasoline inventory (barrels) (2)	3,323	2,748	575
Diesel inventory (barrels) (2)	965	1,973	(1,008)
Ethanol inventory (barrels) (2)	714	586	128
Biodiesel inventory (barrels) (2)	165	255	(90)
Refined products sold ($/barrel)	$84.812	$65.548	$19.264
Cost per refined products sold ($/barrel)	$84.296	$65.252	$19.044
Refined products product margin ($/barrel)	$0.516	$0.296	$0.220
Renewable products sold ($/barrel)	$74.638	$67.621	$7.017
Cost per renewable products sold ($/barrel)	$75.766	$67.449	$8.317
Renewable products product (loss) margin ($/barrel)	$(1.128)	$0.172	$(1.300)

(1)	Revenues include $0.1 million of intersegment sales during the three months ended June 30, 2017 that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of June 30, 2018 and June 30, 2017, respectively.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales-excluding impact of derivatives were due to an increase in refined products prices and increased volumes. The increase in prices was due primarily to supply and demand for refined fuels at our wholesale locations. The increased volumes were due primarily to an expansion of our refined products operations and the continued demand for motor fuels.

Refined Products Cost of Sales-Derivatives. The margin for the three months ended June 30, 2018 was negatively impacted by a loss of $25.1 million from our risk management activities due primarily to increasing future prices. The margin for the three months ended June 30, 2017 was positively impacted by a gain of $27.7 million from our risk management activities due primarily to decreasing future prices.

Renewables Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due primarily to decreased volumes from the loss of a marketing contract with E Energy Adams, LLC in December 2017, partially offset by an increase in renewables prices due primarily to supply and demand for renewable fuels.

Renewables Cost of Sales-Derivatives. The margin for the three months ended June 30, 2018 was negatively impacted by a loss of $0.8 million from our risk management activities due primarily to increasing future prices. The margin for the three months ended June 30, 2017 was positively impacted by a gain of $2.0 million from our risk management activities due primarily to unrealized gains on our open forward positions.

Service Fees and Other Revenues. The increase was due primarily to an early termination settlement for one our sublease agreements during the three months ended June 30, 2018.

Operating and General and Administrative Expenses. The decrease was due primarily to lower environmental expense during the three months ended June 30, 2018 from an insurance recovery received during the quarter related to a historical environmental indemnification agreement.

Depreciation and Amortization Expense. Depreciation and amortization expense for the current quarter was consistent with the prior year.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2018, we recorded a gain of $3.0 million on the sale of our previously held 20% interest in E Energy Adams, LLC (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the three months ended June 30, 2017, we recorded $7.5 million of the deferred gain from the sale of the general partner interest in TransMontaigne Partners L.P. in February 2016. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the reasons for the elimination of the deferred gain.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Other revenues
Revenues	$376	$161	$215
Cost of sales (1)	490	73	417
(Loss) margin	(114)	88	(202)

Expenses:
Operating expenses	381	233	148
General and administrative expenses	16,215	16,661	(446)
Depreciation and amortization expense	718	920	(202)
Loss on disposal or impairment of assets, net	2	—	2
Total expenses	17,316	17,814	(498)
Operating loss	$(17,430)	$(17,726)	$296

(1)	Cost of sales include $0.2 million of intersegment cost of sales during the three months ended June 30, 2018 that are eliminated in our unaudited condensed consolidated statements of operations.

General and Administrative Expenses. The decrease during the three months ended June 30, 2018 was due primarily to lower equity-based compensation expense related to our service awards. The expense during the three months ended June 30, 2018 was $2.8 million, compared to $5.3 million during the three months ended June 30, 2017. During the three months ended June 30, 2018, the grant date fair values for service awards granted were lower than the fair values of such awards granted during the prior year. In addition, lower vesting, as well as an overall lower number of service awards outstanding at the end of the three months ended June 30, 2018 contributed to the lower overall expense. The decrease from equity-based compensation was partially offset by an increase in legal expenses.

Equity in Earnings of Unconsolidated Entities

The decrease of $1.7 million during the three months ended June 30, 2018 was due primarily to decreased earnings related to our investment in Glass Mountain, E Energy Adams, LLC and a water treatment and disposal facility. On December 22, 2017, we sold our previously held 50% interest in Glass Mountain and on May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Interest Expense

Interest expense includes interest expense on our Revolving Credit Facility (as defined herein) and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The decrease of $2.8 million during the three months ended June 30, 2018 was due to the repurchase of all senior secured notes in the prior year. This was partially offset by higher interest expense on our Revolving Credit Facility as our average balance outstanding increased from $0.9 billion for the three months ended June 30, 2017 to $1.1 billion for the three months ended June 30, 2018.

Loss on Early Extinguishment of Liabilities, Net

During the three months ended June 30, 2018, the net losses (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the 2023 Notes. During the three months ended June 30, 2017, the net losses (inclusive of debt issuance costs written off) relate to the early extinguishment of a portion of the senior secured notes and the 2019 Notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other (Expense) Income, Net

The following table summarizes the components of other (expense) income, net for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Interest income (1)	$1,416	$1,743
Crude oil marketing arrangement (2)	(24)	(9)
Gavilon legal matter settlement (3)	(35,000)	—
Other	(134)	41
Other (expense) income, net	$(33,742)	$1,775

(1)
Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party and to a loan receivable from Victory Propane, LLC (see Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

(2)	Represents another party’s share of the profits and losses generated from a joint crude oil marketing arrangement.

(3)
Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Expense

Income tax expense was $0.7 million during the three months ended June 30, 2018, compared to income tax expense of $0.5 million during the three months ended June 30, 2017. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase of $0.4 million during the three months ended June 30, 2018 was due primarily to a loss from operations of the Sawtooth joint venture, as we sold a 28.5% interest in Sawtooth in March 2018.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net loss, (loss) income from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Net loss	$(169,289)	$(63,707)
Less: Net loss (income) attributable to noncontrolling interests	345	(52)
Less: Net loss attributable to redeemable noncontrolling interests	398	397
Net loss attributable to NGL Energy Partners LP	(168,546)	(63,362)
Interest expense	46,412	49,278
Income tax expense	651	459
Depreciation and amortization	61,575	68,063
EBITDA	(59,908)	54,438
Net unrealized losses (gains) on derivatives	18,953	(2,001)
Inventory valuation adjustment (1)	(24,602)	(19,182)
Lower of cost or market adjustments	(413)	4,078
Loss (gain) on disposal or impairment of assets, net	101,343	(11,213)
Loss on early extinguishment of liabilities, net	137	3,281
Equity-based compensation expense (2)	5,511	8,821
Acquisition expense (3)	1,252	(318)
Revaluation of liabilities (4)	800	—
Gavilon legal matter settlement (5)	35,000	—
Other (6)	2,241	1,025
Adjusted EBITDA	$80,314	$38,929

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

(5)
Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). We have excluded this amount from Adjusted EBITDA as it relates to transactions that occurred prior to our acquisition of Gavilon LLC in December 2013.

(6)
Amount for the three months ended June 30, 2018 represents non-cash operating expenses related to our Grand Mesa Pipeline, certain expenses related to discontinued operations, unrealized loss on marketable securities and accretion expense for asset retirement obligations. Amount for the three months ended June 30, 2017 represents non-cash operating expenses related to our Grand Mesa Pipeline and accretion expense for asset retirement obligations.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$61,575	$68,063
Intangible asset amortization recorded to cost of sales	(1,465)	(1,585)
Depreciation and amortization of unconsolidated entities	(189)	(2,912)
Depreciation and amortization attributable to noncontrolling interests	734	192
Depreciation and amortization attributable to discontinued operations	(8,610)	(11,341)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$52,045	$52,417

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$61,575	$68,063
Amortization of debt issuance costs recorded to interest expense	2,429	2,737
Depreciation and amortization of unconsolidated entities	(189)	(2,912)
Depreciation and amortization attributable to noncontrolling interests	734	192
Depreciation and amortization attributable to discontinued operations	(8,610)	(11,341)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$55,939	$56,739

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Interest expense per EBITDA table	$46,412	$49,278
Interest expense attributable to unconsolidated entities	(14)	(37)
Interest expense attributable to discontinued operations	(130)	(137)
Interest expense per unaudited condensed consolidated statements of operations	$46,268	$49,104

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Income tax expense	$—	$3
Net unrealized losses on derivatives	$94	$27
Loss on disposal or impairment of assets, net	$9	$604
Other expense	$424	$—

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated. We have revised certain prior period information to be consistent with the calculation method used in the current fiscal year.

	Three Months Ended June 30, 2018
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating (loss) income	$(99,738)	$969	$2,623	$29,022	$(17,430)	$—	$(84,554)
Depreciation and amortization	19,229	25,309	6,468	321	718	—	52,045
Amortization recorded to cost of sales	80	—	37	1,348	—	—	1,465
Net unrealized losses on derivatives	7,412	9,110	2,337	—	—	—	18,859
Inventory valuation adjustment	—	—	—	(24,602)	—	—	(24,602)
Lower of cost or market adjustments	—	—	(504)	91	—	—	(413)
Loss (gain) on disposal or impairment of assets, net	101,894	2,475	(10)	(3,026)	2	—	101,335
Equity-based compensation expense	—	—	—	—	5,511	—	5,511
Acquisition expense	—	—	160	—	1,136	—	1,296
Other income (expense), net	14	—	35	(17)	(33,774)	—	(33,742)
Adjusted EBITDA attributable to unconsolidated entities	—	(54)	—	476	(43)	—	379
Adjusted EBITDA attributable to noncontrolling interest	—	(112)	(322)	—	—	—	(434)
Revaluation of liabilities	—	800	—	—	—	—	800
Gavilon legal matter settlement	—	—	—	—	35,000	—	35,000
Other	1,550	100	17	150	—	—	1,817
Discontinued operations	—	—	—	—	—	5,552	5,552
Adjusted EBITDA	$30,441	$38,597	$10,841	$3,763	$(8,880)	$5,552	$80,314

	Three Months Ended June 30, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$4,357	$(1,154)	$(8,772)	$14,496	$(17,726)	$—	$(8,799)
Depreciation and amortization	20,835	24,008	6,330	324	920	—	52,417
Amortization recorded to cost of sales	85	—	70	1,430	—	—	1,585
Net unrealized gains on derivatives	(659)	—	(1,369)	—	—	—	(2,028)
Inventory valuation adjustment	—	—	—	(19,182)	—	—	(19,182)
Lower of cost or market adjustments	—	—	2,476	1,602	—	—	4,078
Gain on disposal or impairment of assets, net	(3,559)	(730)	—	(7,528)	—	—	(11,817)
Equity-based compensation expense	—	—	—	—	8,821	—	8,821
Acquisition expense	—	—	—	—	(318)	—	(318)
Other income, net	44	18	4	168	1,541	—	1,775
Adjusted EBITDA attributable to unconsolidated entities	3,822	154	—	891	11	—	4,878
Adjusted EBITDA attributable to noncontrolling interest	—	(244)	—	—	—	—	(244)
Other	911	93	21	—	—	—	1,025
Discontinued operations	—	—	—	—	—	6,738	6,738
Adjusted EBITDA	$25,836	$22,145	$(1,240)	$(7,799)	$(6,751)	$6,738	$38,929

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

Our borrowing needs vary during the year due in part to the seasonal nature of our Liquids and Refined Products and Renewables businesses. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the heating season as well as building our gasoline inventory in anticipation of the winter gasoline contango and blending season. Our working capital borrowing needs generally decline during the period of January through March, when the cash flows from our Liquids segment is the greatest and gasoline inventories need to be minimized due to certain inventory requirements.

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

We have made the strategic decision to completely exit the Retail Propane business and re-deploy proceeds from this sale to repay certain indebtedness and for certain near-term strategic growth opportunities, primarily in the Water Solutions segment. We believe our Water Solutions and Crude Oil Logistics businesses have organic growth opportunities with the activity in our core basins, including the Delaware Basin and DJ Basin in particular. We plan to pursue a strategy of growth through acquisitions as well as undertaking certain capital expansion projects. We expect to consider financing future acquisitions and capital expansion projects through available capacity on our Revolving Credit Facility or other forms of financing.

Other sources of liquidity during the three months ended June 30, 2018 are discussed below.

Dispositions

On May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC for net proceeds of $18.6 million.

Subsequent Events

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment for total consideration of $896.5 million in cash after adjusting for estimated working capital, which we used to pay down amounts outstanding under our Revolving Credit Facility.

Long-Term Debt

Credit Agreement

We are party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. As of June 30, 2018, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.3 billion for cash borrowings and letters of credit, (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $465.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). We had letters of credit of $128.4 million on the Working Capital Facility at June 30, 2018.

At June 30, 2018, we were in compliance with the covenants under the Credit Agreement.

Senior Unsecured Notes

The senior unsecured notes include the 2019 Notes, 2021 Notes, 2023 Notes and 2025 Notes.

Repurchases

During the three months ended June 30, 2018, we repurchased $5.0 million of the 2023 Notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the repurchases.

Compliance

At June 30, 2018, we were in compliance with the covenants under the indentures for all of the senior unsecured notes.

For a further discussion of our Revolving Credit Facility and senior unsecured note repurchases, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Revolving Credit Balances

The following table summarizes our Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Three Months Ended June 30, 2018
Expansion capital borrowings	$88,121	$—	$265,500
Working capital borrowings	$974,808	$894,500	$1,075,500

Three Months Ended June 30, 2017
Expansion capital borrowings	$72,800	$—	$149,500
Working capital borrowings	$791,590	$764,500	$839,500

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and line fill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated. Amounts in the table below include capital expenditures and acquisitions related to the Retail Propane segment.

	Capital Expenditures			Other
	Expansion (1)	Maintenance (2)	Acquisitions (3)	Investments (4)
	(in thousands)
Three Months Ended June 30,
2018	$76,998	$12,390	$135,662	$6
2017	$24,593	$6,527	$19,897	$4,062

(1)	Amounts for the three months ended June 30, 2018 and 2017 include $0.4 million and $1.2 million, respectively, related to our Retail Propane segment.

(2)	Amounts for the three months ended June 30, 2018 and 2017 include $3.3 million and $2.7 million, respectively, related to our Retail Propane segment.

(3)
Amount for the three months ended June 30, 2018 includes $19.1 million related to our Retail Propane segment. There were no amounts related to our Retail Propane segment for the three months ended June 30, 2017.

(4)
Amounts for the three months ended June 30, 2018 and 2017 primarily related to contributions made to unconsolidated entities. There were no amounts related to our Retail Propane segment for the three months ended June 30, 2018 or 2017.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Three Months Ended June 30,
Cash Flows Provided by (Used in)	2018	2017
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$51,045	$(33,780)
Changes in operating assets and liabilities	(124,231)	24,095
Operating activities-continuing operations	$(73,186)	$(9,685)
Investing activities-continuing operations	$(224,512)	$(6,934)
Financing activities-continuing operations	$289,286	$25,492

Operating Activities-Continuing Operations. The seasonality of our natural gas liquids businesses has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. The seasonal motor fuel blend during the third quarter of our fiscal year impacts the value of our gasoline inventory in our Refined Products and Renewables business and also represents a period when we build inventory into our system. We borrow under our Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash used in operating activities during the three months ended June 30, 2018 was due primarily to fluctuations in the value of accounts receivable and payables during the three months ended June 30, 2018.

Investing Activities-Continuing Operations. Net cash used in investing activities was $224.5 million during the three months ended June 30, 2018, compared to net cash used in investing activities of $6.9 million during the three months ended June 30, 2017. The increase in net cash used in investing activities was due primarily to:

•	a $91.5 million increase in cash paid for acquisitions and investments in unconsolidated entities during the three months ended June 30, 2018;

•	an $84.2 million increase in payments to settle derivatives; and

•
an increase in capital expenditures from $27.6 million during the three months ended June 30, 2017 to $72.7 million during the three months ended June 30, 2018 due primarily to capital expenditures for expansion projects in our Water Solutions segment.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $289.3 million during the three months ended June 30, 2018, compared to net cash provided by financing activities of $25.5 million during the three months ended June 30, 2017. The increase in net cash provided by financing activities was due primarily to:

•	an increase of $401.5 million in borrowings on our Revolving Credit Facility (net of repayments) during the three months ended June 30, 2018; and

•	a decrease in repurchases of our senior secured and unsecured notes of $69.3 million during the three months ended June 30, 2018.

These increases were partially offset by a decrease of $203.0 million due to proceeds received from the sale of our preferred units during the three months ended June 30, 2017.

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

On June 19, 2018, the board of directors of our general partner declared a distribution on the Class B Preferred Units for the three months ended June 30, 2018 of $4.7 million in the aggregate, which was paid to the holders of the Class B Preferred Units on July 16, 2018.

On July 24, 2018, the board of directors of our general partner declared a distribution of $0.39 per common unit to the unitholders of record on August 8, 2018. In addition, the board of directors declared a distribution to the holders of the Class A Preferred Units of $6.4 million in the aggregate. The distributions to both the common unitholders and the holders of the Class A Preferred Units are to be paid on August 14, 2018.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2018 for our fiscal years ending thereafter:

		Nine Months Ending March 31,	Fiscal Year Ending March 31,
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$265,500	$—	$—	$—	$265,500	$—	$—
Working capital borrowings	1,060,500	—	—	—	1,060,500	—	—
Senior unsecured notes	1,720,554	—	353,424	—	367,048	—	1,000,082
Other long-term debt	5,815	638	648	4,529	—	—	—
Interest payments on long-term debt:
Revolving Credit Facility (1)	227,417	50,950	67,872	67,872	40,723	—	—
Senior unsecured notes	536,411	77,663	104,322	95,265	95,265	70,031	93,865
Other long-term debt	495	230	203	62	—	—	—
Letters of credit	128,359	—	—	—	128,359	—	—
Future minimum lease payments under noncancelable operating leases	488,492	97,269	114,665	98,920	73,322	55,750	48,566
Future minimum throughput payments under noncancelable agreements (2)	81,503	39,047	42,456	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	52,180	52,180	—	—	—	—	—
Natural gas liquids	22,490	22,490	—	—	—	—	—
Index-price commodity purchase commitments (3):
Crude oil (4)	3,297,473	1,199,591	707,225	506,754	401,691	278,162	204,050
Natural gas liquids	765,201	736,389	28,812	—	—	—	—
Total contractual obligations	$8,652,390	$2,276,447	$1,419,627	$773,402	$2,432,408	$403,943	$1,346,563

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at June 30, 2018. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

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

(3)
Index prices are based on a forward price curve at June 30, 2018. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at June 30, 2018 would result in a change of $80.3 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at June 30, 2018 would result in a change of $56.9 million in the value of our index-price crude oil purchase commitments. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of the commitments.

(4)
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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of our operations and the use of estimates made by management. We have identified certain accounting policies that are most important to the portrayal of our consolidated financial position and results of operations. The application of these accounting policies, which requires subjective or complex judgments regarding estimates and projected outcomes of future events, and changes in these accounting policies, could have a material effect on our consolidated financial statements. There have been no material changes in the critical accounting policies previously disclosed in our Annual Report, with the exception of revenue recognition. For further discussion of the changes to our revenue recognition policy, see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2018, we had $1.3 billion of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 4.79%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.7 million, based on borrowings outstanding at June 30, 2018.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2018, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales in our unaudited condensed consolidated statements of operations. The following table summarizes the hypothetical impact on the June 30, 2018 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(12,161)
Propane (Liquids segment)	$503
Other products (Liquids segment)	$(2,931)
Gasoline (Refined Products and Renewables segment)	$(42,359)
Diesel (Refined Products and Renewables segment)	$(11,631)
Ethanol (Refined Products and Renewables segment)	$(3,124)
Biodiesel (Refined Products and Renewables segment)	$5,409
Canadian dollars (Liquids segment)	$585

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2018. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of June 30, 2018, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2018, we repurchased 1,229,575 outstanding warrants, issued in connection with our Class A convertible preferred unit offering, for a total purchase price of $15.0 million. The warrants were repurchased from funds managed by Oaktree Capital Management L.P.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit
2.1
Membership Interest Purchase Agreement, dated as of May 30, 2018, by and among NGL Energy Operating, LLC, NGL Energy Partners LP, and Superior Plus Energy Services Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 10, 2018)

10.1
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 24, 2018, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2018 filed with the SEC on May 30, 2018)

10.2
Amendment No. 6 to Amended and Restated Credit Agreement, dated as of July 5, 2018, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 10, 2018)

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

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and March 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended June 30, 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 7, 2018		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 7, 2018		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer