Form 10-Q
period 2018-09-30
NGL Energy Partners LP
filed 2018-11-08
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 2, 2018, there were 123,741,462 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2018	March 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,374	$22,094
Accounts receivable-trade, net of allowance for doubtful accounts of $4,225 and $4,201, respectively	1,366,597	1,026,764
Accounts receivable-affiliates	17,888	4,772
Inventories	679,125	551,303
Prepaid expenses and other current assets	159,617	128,742
Assets held for sale	—	517,604
Total current assets	2,259,601	2,251,279
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $388,557 and $343,345, respectively	1,706,612	1,518,607
GOODWILL	1,271,648	1,204,607
INTANGIBLE ASSETS, net of accumulated amortization of $481,691 and $433,565, respectively	966,929	913,154
INVESTMENTS IN UNCONSOLIDATED ENTITIES	4,520	17,236
LOAN RECEIVABLE-AFFILIATE	—	1,200
OTHER NONCURRENT ASSETS	176,129	245,039
Total assets	$6,385,439	$6,151,122
LIABILITIES AND EQUITY
CURRENT LIABILITIES AND REDEEMABLE NONCONTROLLING INTEREST:
Accounts payable-trade	$1,045,415	$852,839
Accounts payable-affiliates	42,798	1,254
Accrued expenses and other payables	267,296	223,504
Advance payments received from customers	29,658	8,374
Current maturities of long-term debt, net of debt issuance costs of $4,874 and $0, respectively	716,245	646
Liabilities and redeemable noncontrolling interest held for sale	—	42,580
Total current liabilities and redeemable noncontrolling interest	2,101,412	1,129,197
LONG-TERM DEBT, net of debt issuance costs of $13,234 and $20,645, respectively, and current maturities	1,815,855	2,679,740
OTHER NONCURRENT LIABILITIES	86,396	173,514
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 19,942,169 and 19,942,169 preferred units issued and outstanding, respectively	104,362	82,576

EQUITY:
General partner, representing a 0.1% interest, 123,865 and 121,594 notional units, respectively	(50,613)	(50,819)
Limited partners, representing a 99.9% interest, 123,741,462 and 121,472,725 common units issued and outstanding, respectively	2,046,621	1,852,495
Class B preferred limited partners, 8,400,000 and 8,400,000 preferred units issued and outstanding, respectively	202,731	202,731
Accumulated other comprehensive loss	(270)	(1,815)
Noncontrolling interests	78,945	83,503
Total equity	2,277,414	2,086,095
Total liabilities and equity	$6,385,439	$6,151,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Crude Oil Logistics	$860,054	$437,022	$1,643,884	$941,937
Water Solutions	79,764	51,032	155,909	97,999
Liquids	550,442	411,170	1,010,339	705,195
Refined Products and Renewables	5,163,782	2,977,206	9,688,189	5,861,843
Other	592	246	747	407
Total Revenues	6,654,634	3,876,676	12,499,068	7,607,381
COST OF SALES:
Crude Oil Logistics	792,735	401,170	1,540,980	870,640
Water Solutions	7,892	2,674	22,161	2,827
Liquids	520,944	395,616	961,459	682,901
Refined Products and Renewables	5,187,238	2,957,867	9,680,096	5,829,569
Other	718	121	987	194
Total Cost of Sales	6,509,527	3,757,448	12,205,683	7,386,131
OPERATING COSTS AND EXPENSES:
Operating	60,309	47,792	116,571	95,628
General and administrative	39,369	21,158	61,759	43,543
Depreciation and amortization	52,750	53,595	104,795	106,012
Loss on disposal or impairment of assets, net	5,988	110,959	107,323	99,142
Revaluation of liabilities	—	5,600	800	5,600
Operating Loss	(13,309)	(119,876)	(97,863)	(128,675)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	379	2,170	598	4,089
Interest expense	(41,358)	(50,118)	(87,626)	(99,222)
Gain (loss) on early extinguishment of liabilities, net	—	1,943	(137)	(1,338)
Other income (expense), net	1,471	1,637	(32,298)	3,370
Loss From Continuing Operations Before Income Taxes	(52,817)	(164,244)	(217,326)	(221,776)
INCOME TAX EXPENSE	(691)	(49)	(1,342)	(505)
Loss From Continuing Operations	(53,508)	(164,293)	(218,668)	(222,281)
Income (Loss) From Discontinued Operations, net of Tax	408,447	(9,286)	404,318	(15,005)
Net Income (Loss)	354,939	(173,579)	185,650	(237,286)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	518	(80)	863	(132)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	48	288	446	685
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$355,505	$(173,371)	$186,959	$(236,733)
NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(76,925)	$(180,325)	$(261,746)	$(248,363)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$408,086	$(8,990)	$404,359	$(14,307)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS	$331,161	$(189,315)	$142,613	$(262,670)
BASIC INCOME (LOSS) PER COMMON UNIT
Loss From Continuing Operations	$(0.63)	$(1.49)	$(2.15)	$(2.05)
Income (Loss) From Discontinued Operations, net of Tax	3.33	(0.07)	3.32	(0.12)
Net Income (Loss)	$2.70	$(1.56)	$1.17	$(2.17)
DILUTED INCOME (LOSS) PER COMMON UNIT
Loss From Continuing Operations	$(0.63)	$(1.49)	$(2.15)	$(2.05)
Income (Loss) From Discontinued Operations, net of Tax	3.33	(0.07)	3.32	(0.12)
Net Income (Loss)	$2.70	$(1.56)	$1.17	$(2.17)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	122,380,197	121,314,636	121,964,593	120,927,400
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	122,380,197	121,314,636	121,964,593	120,927,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$354,939	$(173,579)	$185,650	$(237,286)
Other comprehensive loss	(13)	(59)	(24)	(434)
Comprehensive income (loss)	$354,926	$(173,638)	$185,626	$(237,720)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2018
(in Thousands, except unit amounts)

		Limited Partners
		Class B Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive (Income) Loss	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2018	$(50,819)	8,400,000	$202,731	121,472,725	$1,852,495	$(1,815)	$83,503	$2,086,095
Distributions to general and common unit partners and preferred unitholders (Note 10)	(164)	—	—	—	(117,322)	—	—	(117,486)
Contributions	—	—	—	—	—	—	169	169
Sawtooth joint venture	—	—	—	—	(63)	—	63	—
Purchase of noncontrolling interest (Note 4)	—	—	—	—	(33)	—	(3,927)	(3,960)
Redeemable noncontrolling interest valuation adjustment (Note 2)	—	—	—	—	(3,349)	—	—	(3,349)
Repurchase of warrants (Note 10)	—	—	—	—	(14,988)	—	—	(14,988)
Common unit repurchases and cancellations (Note 10)	—	—	—	(4,661)	(54)	—	—	(54)
Equity issued pursuant to incentive compensation plan (Note 10)	21	—	—	2,044,601	27,372	—	—	27,393
Warrants exercised (Note 10)	—	—	—	228,797	2	—	—	2
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(21,786)	—	—	(21,786)
Net income (loss)	212	—	—	—	186,747	—	(863)	186,096
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Cumulative effect adjustment for adoption of ASC 606 (Note 15)	139	—	—	—	139,167	—	—	139,306
Cumulative effect adjustment for adoption of ASU 2016-01 (Note 2)	(2)	—	—	—	(1,567)	1,569	—	—
BALANCES AT SEPTEMBER 30, 2018	$(50,613)	8,400,000	$202,731	123,741,462	$2,046,621	$(270)	$78,945	$2,277,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$185,650	$(237,286)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(404,318)	15,005
Depreciation and amortization, including amortization of debt issuance costs	112,532	114,612
Loss on early extinguishment or revaluation of liabilities, net	937	6,938
Non-cash equity-based compensation expense	24,730	14,886
Loss on disposal or impairment of assets, net	107,323	99,142
Provision for doubtful accounts	163	705
Net adjustments to fair value of commodity derivatives	88,996	34,629
Equity in earnings of unconsolidated entities	(598)	(4,089)
Distributions of earnings from unconsolidated entities	—	2,777
Other	211	9,182
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(353,647)	(59,741)
Inventories	(127,409)	(13,289)
Other current and noncurrent assets	(3,888)	(14,985)
Accounts payable-trade and affiliates	196,777	(25,971)
Other current and noncurrent liabilities	53,745	29,830
Net cash used in operating activities-continuing operations	(118,796)	(27,655)
Net cash provided by operating activities-discontinued operations	30,915	39,364
Net cash (used in) provided by operating activities	(87,881)	11,709
INVESTING ACTIVITIES:
Capital expenditures	(193,519)	(46,639)
Acquisitions, net of cash acquired	(197,971)	(19,897)
Settlements of commodity derivatives	(94,879)	(21,789)
Proceeds from sales of assets	8,204	22,575
Proceeds from divestitures of businesses and investments	18,594	—
Investments in unconsolidated entities	(92)	(14,150)
Distributions of capital from unconsolidated entities	—	4,378
Repayments on loan for natural gas liquids facility	4,558	4,875
Loan to affiliate	(1,515)	(960)
Net cash used in investing activities-continuing operations	(456,620)	(71,607)
Net cash provided by (used in) investing activities-discontinued operations	845,779	(36,605)
Net cash provided by (used in) investing activities	389,159	(108,212)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	2,008,000	814,500
Payments on Revolving Credit Facility	(2,153,500)	(657,500)
Repurchase of senior secured and senior unsecured notes	(5,069)	(115,407)
Payments on other long-term debt	(326)	(552)
Debt issuance costs	(780)	(2,474)
Contributions from noncontrolling interest owners, net	169	23
Distributions to general and common unit partners and preferred unitholders	(117,486)	(107,389)
Distributions to noncontrolling interest owners	—	(3,082)
Proceeds from sale of preferred units, net of offering costs	—	202,755
Repurchase of warrants	(14,988)	(10,549)
Common unit repurchases and cancellations	(54)	(11,663)
Payments for settlement and early extinguishment of liabilities	(2,639)	(1,650)
Net cash (used in) provided by financing activities-continuing operations	(286,673)	107,012
Net cash used in financing activities-discontinued operations	(325)	(2,611)
Net cash (used in) provided by financing activities	(286,998)	104,401
Net increase in cash and cash equivalents	14,280	7,898
Cash and cash equivalents, beginning of period	22,094	7,826
Cash and cash equivalents, end of period	$36,374	$15,724
Supplemental cash flow information:
Cash interest paid	$82,690	$96,217
Income taxes paid (net of income tax refunds)	$1,368	$1,473
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B preferred unitholders	$4,725	$5,670
Accrued capital expenditures	$21,508	$2,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2018, our operations included:

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

•
Our Liquids segment supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada using its leased underground storage and fleet of leased railcars, markets regionally through its 19 owned terminals throughout the United States, and provides terminaling and storage services at its salt dome storage facility joint venture in Utah.

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

Recent Developments

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment to Superior Plus Corp. (“Superior”) for total consideration of $896.5 million in cash after adjusting for estimated working capital. Accordingly, upon satisfaction of the significant closing conditions for this transaction during the month of June 2018, the assets, liabilities and redeemable noncontrolling interest of the Retail Propane segment were classified as held for sale in our unaudited condensed consolidated balance sheets. This sale included all three of the retail propane businesses we acquired during the three months ended June 30, 2018 (see Note 4). We retained our 50% ownership interest in Victory Propane, LLC (“Victory Propane”), which we subsequently sold on August 14, 2018 (see Note 2). This transaction, combined with the sale of a portion of our Retail Propane segment to DCC LPG (“DCC”) on March 30, 2018, represents a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to the entire Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

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

During the six months ended September 30, 2018, we recognized a deferred tax liability of $22.4 million as a result of acquiring a corporation in connection with one of our acquisitions (see Note 4). The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax liability is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheet at September 30, 2018.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2018 or March 31, 2018.

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

Inventories consist of the following at the dates indicated:

	September 30, 2018	March 31, 2018
	(in thousands)
Crude oil	$46,366	$77,351
Natural gas liquids:
Propane	97,720	38,910
Butane	63,182	12,613
Other	11,016	6,515
Refined products:
Gasoline	270,060	253,286
Diesel	131,614	113,939
Renewables:
Ethanol	41,773	38,093
Biodiesel	17,394	10,596
Total	$679,125	$551,303

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired or Formed	September 30, 2018	March 31, 2018
				(in thousands)
Water treatment and disposal facility (2)	Water Solutions	50%	August 2015	$2,124	$2,094
Water services company (3)	Water Solutions	50%	August 2018	2,396	—
E Energy Adams, LLC (4)	Refined Products and Renewables	—%	December 2013	—	15,142
Victory Propane, LLC (5)	Corporate and Other	—%	April 2015	—	—
Total				$4,520	$17,236

(1)	Ownership interest percentages are at September 30, 2018.

(2)	This is an investment in an unincorporated joint venture.

(3)	This is an investment in an unincorporated joint venture that we acquired as part of an acquisition in August 2018. See Note 4 for a further discussion.

(4)
On May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC for net proceeds of $18.6 million and recorded a gain on disposal of $3.0 million during the six months ended September 30, 2018 within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations.

(5)	On August 14, 2018, we sold our previously held 50% interest in Victory Propane. See Note 13 for a further discussion.

Variable Interest Entity

Victory Propane was formed as a joint venture in April 2015 by us and an unrelated third party. The business purpose of Victory Propane is to acquire and/or develop retail propane operations in a defined geographic area. In conjunction with the formation of Victory Propane, we agreed to provide Victory Propane a revolving line of credit of $5.0 million and have concluded that Victory Propane is a variable interest entity because the equity of Victory Propane is not sufficient to fund its activities without additional subordinated financial support. As discussed above and in Note 13, during the three months ended September 30, 2018, we sold our interest in Victory Propane.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2018	March 31, 2018
	(in thousands)
Loan receivable (1)	$23,327	$29,463
Line fill (2)	33,437	34,897
Tank bottoms (3)	44,148	42,044
Minimum shipping fees - pipeline commitments (4)	23,494	88,757
Other	51,723	49,878
Total	$176,129	$245,039

(1)	Represents the noncurrent portion of a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2018, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. At March 31, 2018, line fill consisted of 360,425 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At September 30, 2018 and March 31, 2018, tank bottoms held in third party

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

terminals consisted of 389,737 barrels and 366,212 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

(4)
Represents the minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for two contracts with crude oil pipeline operators. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). During the three months ended June 30, 2018, we entered into a definitive agreement, as described further in Note 13, in which we agreed to provide the benefit of our deficiency credit under one of these contracts. As a result of providing this benefit to the third party, we wrote off $67.7 million of these deficiency credits to loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operation during the three months ended June 30, 2018. Under the remaining other contract for which we have the future benefit, we currently have 19 months in which to ship the excess volumes.

Amounts in the table above do not include other noncurrent assets related to the Retail Propane segment, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2018	March 31, 2018
	(in thousands)
Accrued compensation and benefits	$15,148	$18,033
Excise and other tax liabilities	33,521	40,829
Derivative liabilities	75,575	51,039
Accrued interest	40,066	39,947
Product exchange liabilities	30,394	11,842
Gavilon legal matter settlement (Note 9)	34,167	—
Deferred gain on sale of general partner interest in TLP (1)	—	30,113
Other	38,425	31,701
Total	$267,296	$223,504

(1)	See Note 15 for a discussion of the accounting for the deferred gain upon adoption of ASU No. 2014-09 and ASU No. 2017-05.

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

Balance at March 31, 2018	$9,927
Net loss attributable to redeemable noncontrolling interest	(446)
Redeemable noncontrolling interest valuation adjustment	3,349
Disposal of redeemable noncontrolling interest	(12,830)
Balance at September 30, 2018	$—

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The ASU will replace previous lease accounting guidance in GAAP. The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The ASU retains a distinction between finance leases and operating leases. The ASU is effective for the Partnership beginning April 1, 2019. We are currently evaluating our current leases and other contracts that may be considered leases under the new standard and the impact on our internal controls, accounting policies and financial statements and disclosures. Our evaluation process includes compiling a database of our leases, implementing accounting software to assist with compliance and developing internal controls to ensure completeness and accuracy of our leases meeting the scope of this ASU. Upon adoption, we expect to recognize right of use assets and lease liabilities not previously recorded on our consolidated balance sheet. Due to the ongoing nature of our process, we cannot yet determine the quantitative impact of the adoption of this standard. We expect to elect the following transitional practical expedients, which will allow us to not evaluate land easements prior to April 1, 2019: use hindsight in determining the lease term; to not reassess whether current or expired contracts contain leases; to not reassess the lease classification for any expired or existing leases; and to not reassess initial costs. We also expect to elect the optional transition method to record the adoption impact through a cumulative effect adjustment to equity.

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

On April 1, 2018, we adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” One of the provisions of ASU No. 2016-01 was to supersede the guidance to classify equity securities with readily determinable fair value into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in fair value recognized through net income. As a result of the adoption, we recorded a cumulative effect adjustment of $1.6 million, moving the unrealized loss from accumulated other comprehensive income to limited partners’ equity.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Weighted average common units outstanding during the period:
Common units - Basic	122,380,197	121,314,636	121,964,593	120,927,400
Common units - Diluted	122,380,197	121,314,636	121,964,593	120,927,400

For the three months ended September 30, 2018 and 2017, and the six months ended September 30, 2018 and 2017, the Performance Awards (as defined herein), warrants, Service Awards (as defined herein) and the Class A Preferred Units (as defined herein) were considered antidilutive.

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except unit and per unit amounts)
Loss from continuing operations	$(53,508)	$(164,293)	$(218,668)	$(222,281)
Less: Continuing operations loss (income) attributable to noncontrolling interests	518	(80)	863	(132)
Net loss from continuing operations attributable to NGL Energy Partners LP	(52,990)	(164,373)	(217,805)	(222,413)
Less: Distributions to preferred unitholders (1)	(23,977)	(16,098)	(44,134)	(25,782)
Less: Continuing operations loss allocated to general partner (2)	42	146	193	181
Less: Repurchase of warrants (3)	—	—	—	(349)
Net loss from continuing operations allocated to common unitholders	$(76,925)	$(180,325)	$(261,746)	$(248,363)

Income (loss) from discontinued operations attributable to NGL Energy Partners LP, net of tax	$408,447	$(9,286)	$404,318	$(15,005)
Less: Discontinued operations loss attributable to redeemable noncontrolling interests	48	288	446	685
Less: Discontinued operations (income) loss allocated to general partner (2)	(409)	8	(405)	13
Net income (loss) from discontinued operations allocated to common unitholders	$408,086	$(8,990)	$404,359	$(14,307)

Net income (loss) allocated to common unitholders	$331,161	$(189,315)	$142,613	$(262,670)

Basic income (loss) per common unit
Loss from continuing operations	$(0.63)	$(1.49)	$(2.15)	$(2.05)
Income (loss) from discontinued operations, net of tax	3.33	(0.07)	3.32	(0.12)
Net income (loss)	$2.70	$(1.56)	$1.17	$(2.17)
Diluted income (loss) per common unit
Loss from continuing operations	$(0.63)	$(1.49)	$(2.15)	$(2.05)
Income (loss) from discontinued operations, net of tax	3.33	(0.07)	3.32	(0.12)
Net income (loss)	$2.70	$(1.56)	$1.17	$(2.17)
Basic weighted average common units outstanding	122,380,197	121,314,636	121,964,593	120,927,400
Diluted weighted average common units outstanding	122,380,197	121,314,636	121,964,593	120,927,400

(1)	This amount includes the distribution to preferred unitholders as well as the accretion for the beneficial conversion, as discussed further in Note 10.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)	Net (income) loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

(3)	This amount represents the excess of the repurchase price over the fair value of the warrants, as discussed further in Note 10.

Note 4—Acquisitions

The following summarizes our acquisitions during the six months ended September 30, 2018:

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

Saltwater Water Solutions Facilities

During the six months ended September 30, 2018, we acquired six saltwater disposal facilities (including 15 wells) for total consideration of approximately $116.0 million.

As part of these acquisitions, we recorded customer relationship and favorable contract intangible assets whereby we estimated the value of these intangible assets using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

We assumed land leases with a royalty component as part of the acquisition of these facilities. The acquisition method of accounting requires that executory contracts with unfavorable terms relative to market conditions at the acquisition date be recorded as liabilities in the acquisition accounting. We recorded a liability to other noncurrent liabilities of $1.1 million related to these leases due to the royalty terms being deemed unfavorable. We will amortize this liability based on the volumes processed by the facilities.

The agreements for these acquisitions contemplate post-closing payments for certain working capital items. We are accounting for these transactions as business combinations. The following table summarizes the preliminary estimates of the fair values as of September 30, 2018 for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$33,202
Goodwill	58,751
Intangible assets	25,124
Other noncurrent liabilities	(1,127)
Fair value of net assets acquired	$115,950

As of September 30, 2018, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of the property, plant and equipment and intangible assets and (ii) calculate additional asset retirement obligations.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the six months ended September 30, 2018 includes revenues of $5.8 million and operating income of $2.5 million that were generated

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

by the operations of these water solutions facilities. We incurred $0.2 million of transaction costs related to these acquisitions during the six months ended September 30, 2018. These amounts are recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

During the six months ended September 30, 2018, we also acquired two disposal wells for total consideration of $9.1 million, which we are accounting for as an acquisition of assets.

Freshwater Water Solutions Facilities

During the six months ended September 30, 2018, we acquired a ranch and four freshwater facilities (including 27 wells) and a right-of-way that can be used for pipelines for total consideration of approximately $78.1 million.

As part of these acquisitions, we recorded customer relationship and favorable contract intangible assets, whereby we estimated the value of these intangible assets using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

As part of one of these acquisitions, a book/tax difference was created and as a result, we have recorded a preliminary noncurrent deferred tax liability of $22.4 million (see Note 2 for a further discussion).

We recorded a contingent consideration liability within accrued expenses and other payables and other noncurrent liabilities in our unaudited condensed consolidated balance sheet related to future royalty payments due to the seller. We estimated the contingent consideration based on the contracted royalty rate, which is a flat rate per barrel, multiplied by the expected volumes of freshwater sold. This amount was then discounted to present value using our weighted average cost of capital plus a premium representative of the uncertainty associated with the expected volumes. As of the acquisition date, we recorded a contingent liability of $1.8 million.

We assumed land leases with a royalty component as part of the acquisition of certain of these facilities. The acquisition method of accounting requires that executory contracts with unfavorable terms relative to market conditions at the acquisition date be recorded as liabilities in the acquisition accounting. We recorded a liability within other noncurrent liabilities of $0.5 million related to these leases due to the royalty terms being deemed unfavorable. We will amortize this liability based on the volumes processed by the facilities.

The agreements for these acquisitions contemplate post-closing payments for certain working capital items. We are accounting for these transactions as business combinations. The following table summarizes the preliminary estimates of the fair values as of September 30, 2018 for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$23,787
Goodwill	8,290
Intangible assets	68,624
Investments in unconsolidated entities	2,060
Current liabilities	(173)
Other noncurrent liabilities	(24,527)
Fair value of net assets acquired	$78,061

As of September 30, 2018, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of land, other property, plant and equipment, other intangible assets, including water rights and customer relationships, and the investment in the unconsolidated entity and (ii) calculate additional contingent consideration liabilities. We are also engaging a third party valuation firm to assist us in this effort. The noncurrent deferred tax liability is also considered preliminary and will be finalized once the fair value of the assets acquired has been finalized.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the six months ended September 30, 2018 includes revenues of $1.2 million and operating income of $0.8 million that were generated by the operations of these water solutions facilities. We incurred $0.8 million of transaction costs related to these acquisitions during the six months ended September 30, 2018. These amounts are recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

During the six months ended September 30, 2018, we also acquired an additional ranch (including 18 freshwater wells) for total consideration of $28.4 million, which we are accounting for as an acquisition of assets.

Retail Propane Businesses

During the three months ended June 30, 2018, we acquired three retail propane businesses for total consideration of approximately $19.1 million. We accounted for these transactions as business combinations.

On July 9, 2018, and in conjunction with the sale of the Retail Propane segment (see Note 1), we acquired the remaining 40% interest in Atlantic Propane, LLC, which was part of our Retail Propane segment, for total consideration of approximately $12.8 million. The acquisition of the remaining interest was accounted for as an equity transaction, no gain or loss was recorded, and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. Atlantic Propane, LLC was included in the sale to Superior (see Note 1).

The assets and liabilities of these retail propane transactions were included in the sale of virtually all of our Retail Propane segment on July 10, 2018 (see Note 14).

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives	September 30, 2018	March 31, 2018
		(in thousands)
Natural gas liquids terminal and storage assets	2–30 years	$235,959	$238,487
Pipeline and related facilities	30–40 years	244,127	243,616
Refined products terminal assets and equipment	15–25 years	6,736	6,736
Vehicles and railcars	3–25 years	123,614	121,159
Water treatment facilities and equipment	3–30 years	686,547	601,139
Crude oil tanks and related equipment	2–30 years	211,191	218,588
Barges and towboats	5–30 years	102,988	92,712
Information technology equipment	3–7 years	31,987	30,749
Buildings and leasehold improvements	3–40 years	149,605	147,442
Land		99,876	51,816
Tank bottoms and line fill (1)		20,113	20,118
Other	3–20 years	16,042	11,794
Construction in progress		166,384	77,596
		2,095,169	1,861,952
Accumulated depreciation		(388,557)	(343,345)
Net property, plant and equipment		$1,706,612	$1,518,607

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation expense	$25,984	$26,142	$50,713	$50,924
Capitalized interest expense	$173	$—	$322	$—

The table above does not include amounts related to the Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 14).

We record losses (gains) from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes losses (gains) on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Crude Oil Logistics	$3,367	$(397)	$1,326	$(4,029)
Water Solutions	730	915	3,205	1,439
Liquids	1,004	852	994	852
Total	$5,101	$1,370	$5,525	$(1,738)

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the six months ended September 30, 2018:

	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2018	$579,846	$424,465	$149,169	$51,127	$1,204,607
Acquisitions (Note 4)	—	67,041	—	—	67,041
Balances at September 30, 2018	$579,846	$491,506	$149,169	$51,127	$1,271,648

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		September 30, 2018			March 31, 2018
Description	Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Amortizable:
Customer relationships	3–20 years	$748,605	$(354,021)	$394,584	$718,763	$(328,666)	$390,097
Customer commitments	10 years	310,000	(59,417)	250,583	310,000	(43,917)	266,083
Pipeline capacity rights	30 years	161,785	(19,741)	142,044	161,785	(17,045)	144,740
Rights-of-way and easements	1–40 years	66,861	(4,341)	62,520	63,995	(3,214)	60,781
Executory contracts and other agreements	3–30 years	45,730	(15,673)	30,057	42,919	(15,424)	27,495
Non-compete agreements	2–32 years	12,715	(1,487)	11,228	5,465	(706)	4,759
Debt issuance costs (1)	5 years	41,772	(27,011)	14,761	40,992	(24,593)	16,399
Total amortizable		1,387,468	(481,691)	905,777	1,343,919	(433,565)	910,354
Non-amortizable:
Water rights		58,352	—	58,352	—	—	—
Trade names		2,800	—	2,800	2,800	—	2,800
Total non-amortizable		61,152	—	61,152	2,800	—	2,800
Total		$1,448,620	$(481,691)	$966,929	$1,346,719	$(433,565)	$913,154

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

The weighted-average remaining amortization period for intangible assets is approximately 13.4 years.

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2018	2017	2018	2017
	(in thousands)
Depreciation and amortization	$26,766	$27,453	$54,082	$55,088
Cost of sales	1,384	1,506	2,849	3,091
Interest expense	1,225	1,154	2,418	2,240
Total	$29,375	$30,113	$59,349	$60,419

Amounts in the table above do not include amortization expense related to the Retail Propane segment, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2019 (six months)	$59,490
2020	117,984
2021	105,797
2022	91,105
2023	80,339
Thereafter	451,062
Total	$905,777

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2018			March 31, 2018
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$65,000	$—	$65,000	$—	$—	$—
Working capital borrowings	759,000	—	759,000	969,500	—	969,500
Senior unsecured notes:
5.125% Notes due 2019 (2)	353,424	(1,012)	352,412	353,424	(1,653)	351,771
6.875% Notes due 2021 (2)	367,048	(3,862)	363,186	367,048	(4,499)	362,549
7.500% Notes due 2023	610,947	(7,712)	603,235	615,947	(8,542)	607,405
6.125% Notes due 2025	389,135	(5,522)	383,613	389,135	(5,951)	383,184
Other long-term debt	5,654	—	5,654	5,977	—	5,977
	2,550,208	(18,108)	2,532,100	2,701,031	(20,645)	2,680,386
Less: Current maturities	721,119	(4,874)	716,245	646	—	646
Long-term debt	$1,829,089	$(13,234)	$1,815,855	$2,700,385	$(20,645)	$2,679,740

(1)	Debt issuance costs related to the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

(2)	Amounts are included in current maturities, as discussed further below.

Amounts in the table above do not include long-term debt related to the Retail Propane segment, as these amounts have been classified as liabilities held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

Amortization expense for debt issuance costs related to long-term debt in the table above was $1.2 million and $1.6 million during the three months ended September 30, 2018 and 2017, respectively, and $2.5 million and $3.3 million during the six months ended September 30, 2018 and 2017, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2019 (six months)	$5,690
2020	2,749
2021	2,376
2022	2,376
2023	2,376
Thereafter	2,541
Total	$18,108

Credit Agreement

We are party to a $1.765 billion credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. As of September 30, 2018, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.450 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $315.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). Our Revolving Credit Facility allows us to reallocate amounts between the Expansion Capital Facility and Working Capital Facility. During the three months ended September 30, 2018, we reallocated $150.0 million from the Expansion Capital Facility to the Working Capital Facility. We had letters of credit of $202.3 million on the Working Capital Facility at September 30, 2018.

At September 30, 2018, the borrowings under the Credit Agreement had a weighted average interest rate of 5.13%, calculated as the weighted average LIBOR rate of 2.17% plus a margin of 2.50% for LIBOR borrowings and the prime rate of 5.25% plus a margin of 1.50% on alternate base rate borrowings. At September 30, 2018, the interest rate in effect on letters of credit was 2.50%. Commitment fees were charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

On July 5, 2018, we amended our Credit Agreement. In the amendment, the lenders consented to, subject to the consummation of the Retail Propane disposition, release NGL Propane, LLC and its wholly-owned subsidiaries from its guaranty and other obligations under the loan documents, among other things. In return, the Partnership agreed to use the net proceeds from the Retail Propane disposition to pay down existing indebtedness no later than five business days after the consummation of the Retail Propane disposition.

The following table summarizes the debt covenant levels specified in the Credit Agreement as of September 30, 2018:

		Senior Secured	Interest	Total Leverage
Period Beginning	Leverage Ratio (1)	Leverage Ratio (1)	Coverage Ratio (2)	Indebtedness Ratio (1)
September 30, 2018	4.75	3.25	2.50	—
December 31, 2018	4.75	3.25	2.75	—
March 31, 2019 and thereafter	4.50	3.25	2.75	6.50

(1)	Represents the maximum ratio for the period presented.

(2)	Represents the minimum ratio for the period presented.

At September 30, 2018, our leverage ratio was approximately 3.69 to 1, our senior secured leverage ratio was approximately 0.18 to 1 and our interest coverage ratio was approximately 2.67 to 1.

At September 30, 2018, we were in compliance with the covenants under the Credit Agreement.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Senior Unsecured Notes

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

Six Months Ended
September 30,
2018
(in thousands)
2023 Notes
Notes repurchased	$5,000
Cash paid (excluding payments of accrued interest)	$5,069
Loss on early extinguishment of debt (1)	$(137)

(1)
Loss on the early extinguishment of debt for the 2023 Notes during the six months ended September 30, 2018 is inclusive of the write off of debt issuance costs of $0.1 million. The loss is reported within gain (loss) on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

On October 16, 2018, we redeemed all of our outstanding 6.875% Senior Unsecured Notes that were due to mature on October 15, 2021. The registered holders received a redemption payment of 101.719% of the principal amount, plus accrued and unpaid interest, which equaled $0.19 per $1,000 of the redeemed notes. The final semiannual interest payment on the 6.875% Senior Unsecured Notes was made on October 15, 2018, to the holders of record at the close of business on October 1, 2018. We used amounts available under our Revolving Credit Facility to fund the redemption.

At September 30, 2018, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $5.7 million at September 30, 2018.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2018:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2019 (six months)	$—	$367,048	$323	$367,371
2020	—	353,424	648	354,072
2021	—	—	4,683	4,683
2022	824,000	—	—	824,000
2023	—	—	—	—
Thereafter	—	1,000,082	—	1,000,082
Total	$824,000	$1,720,554	$5,654	$2,550,208

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. Both defendants have a pending motion for judgment as a matter of law on the fraudulent misrepresentation claim and plan to file post-verdict motions as appropriate before the trial court, and, if need be, will file an appeal to the Delaware Supreme Court. It is our position that the awards, even if they each stand, are not cumulative. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the board of directors once all information is available to it and after the post-trial and any appellate process has run its course and the verdict is final as a matter of law. Because the Partnership is a named defendant in the lawsuit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million. As of September 30, 2018, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At September 30, 2018, we have an environmental liability, measured on an undiscounted basis, of $2.4 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

In 2015, as previously disclosed, the U.S. Environmental Protection Agency (“EPA”) informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (“Gavilon Energy”), of alleged violations that occurred in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint. On May 24, 2017, the court denied our motion to dismiss. Subsequently, the EPA filed a second amended complaint seeking an order declaring Western Dubuque’s RINs invalid, an order requiring us to retire an equivalent number of valid RINs and an award against us of statutory civil penalties. In May 2018, the parties completed briefing on cross-motions for summary judgment concerning liability issues in the case. On July 3, 2018, the Court denied our summary judgment motion and largely granted the plaintiff’s two summary judgment motions on liability. On July 19, 2018, Gavilon Energy reached an agreement in principle with the EPA regarding the terms of a settlement of the case, which was memorialized in a consent decree lodged to the Court on September 27, 2018. Such terms will result in Gavilon Energy paying cash of $25.0 million and retiring 36 million renewable identification numbers, or RINs, over a twelve-month period. The consent decree was approved by the Court on November 8, 2018. The consent decree resolves all matters between Gavilon Energy and the EPA in connection with the above-described complaint. As of September 30, 2018, we have an accrual, which is

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

included within accrued expenses and other payables in our unaudited condensed consolidated balance sheet, of $34.2 million. The change in the amount of the accrual as of June 30, 2018 was the result of declining RIN values.

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

Balance at March 31, 2018	$9,133
Liabilities incurred	301
Liabilities assumed in acquisitions	28
Liabilities settled	(309)
Accretion expense	305
Balance at September 30, 2018	$9,458

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

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at September 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (six months)	$62,135
2020	118,248
2021	98,231
2022	72,286
2023	52,266
Thereafter	47,579
Total	$450,745

Rental expense relating to operating leases was $26.7 million and $31.8 million during the three months ended September 30, 2018 and 2017, respectively, and $54.6 million and $62.5 million for the six months ended September 30, 2018 and 2017, respectively. Amounts do not include rental expense associated with the Retail Propane segment, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 14).

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

The following table summarizes future minimum throughput payments under these agreements at September 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (six months)	$27,043
2020	44,281
Total	$71,324

Of the total future minimum throughput payments in the table above, a third party has agreed to assume all rights and privileges and to be fully responsible for any minimum shipping fees due for actual shipments that are less than our allotted capacity related to $14.3 million of the fiscal year 2019 (six months) amount and $28.7 million of the fiscal year 2020 amount under a definitive agreement we signed during the three months ended June 30, 2018 (see Note 13).

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At September 30, 2018, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2019 (six months)	$73,144	1,073	$20,549	24,477
2020	—	—	787	1,008
Total	$73,144	1,073	$21,336	25,485

Index-Price Commodity Purchase Commitments:
2019 (six months)	$1,011,839	14,838	$635,900	579,243
2020	806,980	12,637	31,649	36,680
2021	559,574	9,324	—	—
2022	441,459	7,734	—	—
2023	303,144	5,482	—	—
Thereafter	220,893	4,110	—	—
Total	$3,343,889	54,125	$667,549	615,923

(1)
Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline. As these purchase commitments are deliver-or-pay contracts, we have not entered into corresponding long-term sales contracts for volumes we may not receive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2018, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2019 (six months)	$74,074	1,073	$161,906	152,611
2020	—	—	3,417	3,583
2021	—	—	90	90
Total	$74,074	1,073	$165,413	156,284

Index-Price Commodity Sale Commitments:
2019 (six months)	$1,218,344	16,863	$856,476	671,254
2020	222,865	3,095	24,385	21,073
Total	$1,441,209	19,958	$880,861	692,327
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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $80.2 million of our prepaid expenses and other current assets and $69.8 million of our accrued expenses and other payables at September 30, 2018.

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

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and the warrants that were exercised for common units during the six months ended September 30, 2018, we issued 2,271 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Equity Issuances

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We did not issue any common units under the ATM Program during the six months ended September 30, 2018, and approximately $134.7 million remained available for sale under the ATM Program at September 30, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our Distributions

The following table summarizes distributions declared on our common units during the last three quarters:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2018	May 7, 2018	May 15, 2018	$0.3900	$47,374	$82
July 24, 2018	August 8, 2018	August 14, 2018	$0.3900	$47,600	$82
October 23, 2018	November 8, 2018	November 14, 2018	$0.3900	$48,260	$83

Class A Convertible Preferred Units

On April 21, 2016, we received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Convertible Preferred Units (“Class A Preferred Units”) and 4,375,112 warrants.

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. Accretion for the beneficial conversion feature, recorded as a deemed distribution, was $12.8 million and $4.0 million during the three months ended September 30, 2018 and 2017, respectively, and $21.8 million and $7.2 million during the six months ended September 30, 2018 and 2017, respectively.

The holders of the warrants may exercise one-third of the warrants from and after the first anniversary of the original issue date, another one-third of the warrants from and after the second anniversary and the final one-third of the warrants from and after the third anniversary. The warrants have an exercise price of $0.01 and an eight year term. We repurchased 1,229,575 unvested warrants for a total purchase price of $15.0 million on April 26, 2018. During the six months ended September 30, 2018, 228,797 warrants were exercised for common units and we received proceeds of less than $0.1 million. As of September 30, 2018, we had 1,458,371 warrants outstanding.

We pay a cumulative, quarterly distribution in arrears at an annual rate of 10.75% on the Class A Preferred Units to the extent declared by the board of directors of our general partner. The following table summarizes distributions declared on our Class A Preferred Units during the last three quarters:

		Amount Paid/Payable to Class A
Date Declared	Payment Date	Preferred Unitholders
		(in thousands)
April 24, 2018	May 15, 2018	$6,449
July 24, 2018	August 14, 2018	$6,449
October 23, 2018	November 14, 2018	$6,449

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The current distribution rate for the Class B Preferred Units is 9.0% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last three quarters:

			Amount Paid to Class B
Date Declared	Record Date	Payment Date	Preferred Unitholders
			(in thousands)
March 19, 2018	April 2, 2018	April 16, 2018	$4,725
June 19, 2018	July 2, 2018	July 16, 2018	$4,725
September 12, 2018	October 1, 2018	October 15, 2018	$4,725

The distribution amount paid on October 15, 2018 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2018.

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

The following table summarizes the Service Award activity during the six months ended September 30, 2018:

Unvested Service Award units at March 31, 2018	2,278,875
Units granted	1,820,176
Units vested and issued	(2,044,601)
Units forfeited	(179,500)
Unvested Service Award units at September 30, 2018	1,874,950

In connection with the vesting of certain restricted units during the six months ended September 30, 2018, we canceled 4,661 of the newly-vested common units in satisfaction of $0.1 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

The following table summarizes the scheduled vesting of our unvested Service Award units at September 30, 2018:

Fiscal Year Ending March 31,
2019 (six months)	598,925
2020	919,475
2021	355,050
2022	1,500
Total	1,874,950

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended September 30, 2018 and 2017, we recorded compensation expense related to Service Award units of $2.4 million and $3.3 million, respectively. During the six months ended September 30, 2018 and 2017, we recorded compensation expense related to Service Awards units of $5.1 million and $8.6 million, respectively.

Of the restricted units granted and vested during the six months ended September 30, 2018, 1,745,801 units were granted as a bonus for performance during the fiscal year ended March 31, 2018. The total amount of these bonus payments were $20.4 million, of which we had accrued $6.3 million as of March 31, 2018.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at September 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (six months)	$6,396
2020	6,199
2021	1,988
2022	7
Total	$14,590

During April 2015, our general partner granted Performance Award units to certain employees. The number of Performance Award units that will vest is contingent on the performance of our common units relative to the performance of the other entities in the Index. Performance will be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. As of September 30, 2018, performance will be measured over the following periods:

Vesting Date of Tranche	Performance Period for Tranche
July 1, 2019	July 1, 2016 through June 30, 2019
July 1, 2020	July 1, 2017 through June 30, 2020

The following table summarizes the Performance Award activity during the six months ended September 30, 2018:

Unvested Performance Award units at March 31, 2018	917,000
Units forfeited	(415,500)
Unvested Performance Award units at September 30, 2018	501,500

During the July 1, 2015 through June 30, 2018 performance period, the return on our common units was below the return of the 50th percentile of our peer companies in the Index. As a result, no Performance Award units vested on July 1, 2018 and performance units with the July 1, 2018 vesting date are considered to be forfeited.

The fair value of the Performance Awards is estimated using a Monte Carlo simulation at the grant date. We record the expense for each of the tranches of the Performance Awards on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. Any Performance Awards that do not become earned Performance Awards will terminate, expire and otherwise be forfeited by the participants. During the three months ended September 30, 2018 and 2017, we recorded compensation expense related to Performance Award units of $0.6 million and $1.3 million, respectively. During the six months ended September 30, 2018 and 2017, we recorded compensation expense related to Performance Awards units of $1.8 million and $3.4 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Performance Award units at September 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (six months)	$1,565
2020	1,738
2021	345
Total	$3,648

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The LTIP provides that units allocated to satisfy tax withholding obligations are not deemed to reduce availability for awards under the LTIP. Following a review of the LTIP, the Compensation Committee of the board of directors determined that units vested after July 1, 2016 were inadvertently counted as a reduction to the Partnership’s LTIP reserve. Accordingly, after making the adjustments as provided for in the LTIP, as of September 30, 2018, there are approximately 3.1 million units remaining available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	September 30, 2018		March 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$11,524	$(62,823)	$5,093	$(20,186)
Level 2 measurements	80,348	(76,979)	48,752	(54,410)
	91,872	(139,802)	53,845	(74,596)

Netting of counterparty contracts (1)	(11,524)	11,524	(2,922)	2,922
Net cash collateral (held) provided	(2,735)	51,298	(1,762)	17,263
Commodity derivatives	$77,613	$(76,980)	$49,161	$(54,411)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2018	March 31, 2018
	(in thousands)
Prepaid expenses and other current assets	$77,613	$49,161
Accrued expenses and other payables	(75,575)	(51,039)
Other noncurrent liabilities	(1,405)	(3,372)
Net commodity derivative asset (liability)	$633	$(5,250)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2018:
Crude oil fixed-price (1)	October 2018–December 2020	(3,681)	$(30,661)
Propane fixed-price (1)	October 2018–March 2020	676	5,606
Refined products fixed-price (1)	October 2018–January 2020	(4,595)	(24,225)
Other	October 2018–March 2022		1,350
			(47,930)
Net cash collateral provided			48,563
Net commodity derivative asset			$633

At March 31, 2018:
Cross-commodity (2)	April 2018–March 2019	155	$(430)
Crude oil fixed-price (1)	April 2018–December 2019	(1,376)	(8,960)
Crude oil index (1)	April 2018–April 2018	(10)	(6)
Propane fixed-price (1)	April 2018–February 2019	14	1,849
Refined products fixed-price (1)	April 2018–January 2020	(5,419)	(17,081)
Refined products index (1)	April 2018–April 2018	(4)	(17)
Other	April 2018–March 2022		3,894
			(20,751)
Net cash collateral provided			15,501
Net commodity derivative liability			$(5,250)

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

During the three months and six months ended September 30, 2018, we recorded net losses of $36.3 million and $89.0 million, respectively, from our commodity derivatives to cost of sales in our unaudited condensed consolidated statements of operations. During the three months and six months ended September 30, 2017, we recorded net losses of $71.2 million and $34.6 million, respectively, from our commodity derivatives to cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2018, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2018, we had $0.8 billion of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 5.13%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2018 (in thousands):

Senior Unsecured Notes:
5.125% Notes due 2019	$355,571
6.875% Notes due 2021	$374,316
7.500% Notes due 2023	$615,911
6.125% Notes due 2025	$367,129

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$825,571	$410,274	$1,582,082	$890,559
Crude oil transportation and other	38,483	29,315	67,029	56,301
Non-Topic 606 revenues	3,084	—	6,382	—
Elimination of intersegment sales	(7,084)	(2,567)	(11,609)	(4,923)
Total Crude Oil Logistics revenues	860,054	437,022	1,643,884	941,937
Water Solutions:
Topic 606 revenues
Disposal service fees	58,099	35,282	112,103	68,603
Sale of recovered hydrocarbons	18,348	10,446	38,726	20,406
Freshwater revenues	788	—	1,288	—
Other service revenues	2,516	5,304	3,767	8,990
Non-Topic 606 revenues	13	—	25	—
Total Water Solutions revenues	79,764	51,032	155,909	97,999
Liquids:
Topic 606 revenues
Propane sales	234,892	193,588	421,381	330,448
Butane sales	145,847	111,545	259,047	179,777
Other product sales	168,496	102,409	320,301	186,712
Service revenues	4,222	3,928	9,893	9,940
Non-Topic 606 revenues	5,795	—	10,192	—
Elimination of intersegment sales	(8,810)	(300)	(10,475)	(1,682)
Total Liquids revenues	550,442	411,170	1,010,339	705,195
Refined Products and Renewables:
Topic 606 revenues
Refined products sales	1,460,494	2,874,268	2,888,706	5,647,875
Renewables sales	—	102,964	—	213,930
Service fees and other revenues	—	50	—	168
Non-Topic 606 revenues	3,703,288	—	6,799,483	—
Elimination of intersegment sales	—	(76)	—	(130)
Total Refined Products and Renewables revenues	5,163,782	2,977,206	9,688,189	5,861,843
Corporate and Other:
Non-Topic 606 revenues	371	246	747	407
Elimination of intersegment sales	221	—	—	—
Total Corporate and Other revenues	592	246	747	407
Total revenues	$6,654,634	$3,876,676	$12,499,068	$7,607,381

(1)	We adopted ASC 606 as of April 1, 2018. Revenue reported in fiscal year 2018 is recorded under the ASC 605 guidance.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization expense and operating income (loss) by segment for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$18,870	$20,958	$38,099	$41,793
Water Solutions	26,342	25,253	51,651	49,261
Liquids	6,459	6,141	12,927	12,471
Refined Products and Renewables	320	324	641	648
Corporate and Other	759	919	1,477	1,839
Total depreciation and amortization	$52,750	$53,595	$104,795	$106,012

Operating Income (Loss):
Crude Oil Logistics	$31,022	$1,196	$(68,716)	$5,553
Water Solutions	9,770	(7,548)	10,739	(8,702)
Liquids	10,758	(118,107)	13,381	(126,879)
Refined Products and Renewables	(29,507)	21,042	(485)	35,538
Corporate and Other	(35,352)	(16,459)	(52,782)	(34,185)
Total operating loss	$(13,309)	$(119,876)	$(97,863)	$(128,675)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Crude Oil Logistics	$7,150	$4,663	$15,532	$11,721
Water Solutions	217,073	15,035	347,495	34,440
Liquids	389	1,138	1,381	1,680
Corporate and Other	267	440	598	709
Total	$224,879	$21,276	$365,006	$48,550

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	September 30, 2018	March 31, 2018
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,608,946	$1,638,558
Water Solutions	1,615,443	1,256,143
Liquids (1)	486,426	501,302
Refined Products and Renewables	205,511	208,849
Corporate and Other	28,863	31,516
Total	$3,945,189	$3,636,368

(1)	Includes $0.5 million and $0.6 million of non-US long-lived assets at September 30, 2018 and March 31, 2018, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	September 30, 2018	March 31, 2018
	(in thousands)
Total assets:
Crude Oil Logistics	$2,280,061	$2,285,813
Water Solutions	1,708,333	1,323,171
Liquids (1)	889,913	717,690
Refined Products and Renewables	1,415,931	1,204,633
Corporate and Other	91,201	102,211
Assets held for sale	—	517,604
Total	$6,385,439	$6,151,122

(1)	Includes $42.5 million and $27.5 million of non-US total assets at September 30, 2018 and March 31, 2018, respectively.

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

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Sales to SemGroup	$549	$107	$669	$230
Purchases from SemGroup	$317	$1,911	$1,337	$2,928
Sales to equity method investees	$—	$98	$—	$196
Purchases from equity method investees	$—	$20,563	$—	$48,469
Sales to entities affiliated with management	$10,136	$57	$15,416	$140
Purchases from entities affiliated with management	$82,599	$1,150	$159,133	$1,347

Accounts receivable from affiliates consist of the following at the dates indicated:

	September 30, 2018	March 31, 2018
	(in thousands)
Receivables from SemGroup	$4,245	$49
Receivables from NGL Energy Holdings LLC	7,300	4,693
Receivables from equity method investees	—	6
Receivables from entities affiliated with management	6,343	24
Total	$17,888	$4,772

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts payable to affiliates consist of the following at the dates indicated:

	September 30, 2018	March 31, 2018
	(in thousands)
Payables to SemGroup	$4,155	$—
Payables to equity method investees	—	8
Payables to entities affiliated with management	38,643	1,246
Total	$42,798	$1,254

At March 31, 2018, we had a loan receivable from Victory Propane, an equity method investee (see Note 2), of $1.2 million. See below for a further discussion regarding Victory Propane.

Other Related Party Transactions

Repurchase of Warrants

On April 26, 2018, we repurchased outstanding warrants, as discussed further in Note 10, from funds managed by Oaktree Capital Management, L.P., who are represented on the board of directors of our general partner.

Agreement with WPX Energy Marketing, LLC (“WPX”)

During the three months ended June 30, 2018, we entered into a definitive agreement with WPX. Under this agreement, we agreed to provide WPX the benefit of our minimum shipping fees or deficiency credits (fees paid in previous periods that were in excess of the volumes actually shipped) totaling $67.7 million at the time of the transaction (as discussed further in Note 2), which can be utilized for volumes shipped that exceed the minimum monthly volume commitment in subsequent periods. As a result, we wrote-off these minimum shipping fees included within other noncurrent assets in our unaudited condensed consolidated balance sheet (see Note 2) and recorded a loss within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. We also agreed that we would only ship crude oil that we are required to purchase from WPX in utilizing our allotted capacity on these pipelines and they agreed to be fully responsible to us for all deficiency payments (money due when our actual shipments are less than our allotted capacity) for the remaining term of our contract, which totals $50.3 million (as discussed further in Note 9). As consideration for this transaction, we paid WPX a net $35.3 million, which we have recorded as a loss within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. A member of the board of directors of our general partner is also an executive of WPX.

Victory Propane

As the sale of virtually all of our Retail Propane business to Superior (see Note 1) included the Michigan assets we acquired from Victory Propane during the three months ended December 31, 2017, we were able to recognize our proportionate share of the gain recognized by Victory Propane. As a result, we were able to reverse our proportionate share of their losses that had been recorded against the balance of the loan receivable and write up the value of our investment in Victory Propane to $0.8 million. On August 14, 2018, we sold our 50% interest in Victory Propane to Victory Propane LLC. As consideration, we received a promissory note in the amount of $3.4 million, which encompassed the purchase price for our 50% interest plus the outstanding balance of the loan receivable of $2.6 million as of the date of the transaction. The promissory note bears no interest and matures on July 31, 2023. We discounted the promissory note to its net present value of $2.6 million, with the amount of the reduction in the value of the promissory note recorded as a loss within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. This was the final transaction in exiting the retail propane business and was considered to be inconsequential by management. As a result of the sale, Victory Propane is no longer considered a related party.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 14—Assets, Liabilities and Redeemable Noncontrolling Interest Held for Sale and Discontinued Operations

As discussed in Note 1, as of June 30, 2018, we met the criteria for classifying the assets, liabilities and redeemable noncontrolling interest of our Retail Propane segment as held for sale and the operations as discontinued. On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment to Superior and on August 14, 2018, we sold our previously held interest in Victory Propane, see Note 1 for a further discussion.

The following table summarizes the major classes of assets, liabilities and redeemable noncontrolling interest classified as held for sale at March 31, 2018 (in thousands):

Assets Held for Sale
Cash and cash equivalents	$4,113
Accounts receivable-trade, net	45,924
Inventories	13,250
Prepaid expenses and other current assets	2,796
Property, plant and equipment, net	201,340
Goodwill	107,951
Intangible assets, net	141,328
Other assets	902
Total assets held for sale	$517,604

Liabilities and Redeemable Noncontrolling Interest Held for Sale
Accounts payable-trade	$7,790
Accrued expenses and other payables	6,583
Advance payments received from customers	12,842
Current maturities of long-term debt	2,550
Long-term debt, net	2,888
Redeemable noncontrolling interest	9,927
Total liabilities and redeemable noncontrolling interest held for sale	$42,580

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations related to the Retail Propane segment for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues	$4,186	$64,723	$70,859	$131,803
Cost of sales	2,262	31,320	36,758	60,956
Operating expenses	2,327	28,201	27,168	56,842
General and administrative expense	193	2,322	2,589	4,928
Depreciation and amortization	—	11,613	8,706	23,075
(Gain) loss on disposal or impairment of assets, net (1)	(407,837)	493	(407,383)	1,096
Operating income (loss) from discontinued operations	407,241	(9,226)	403,021	(15,094)
Equity in earnings (loss) of unconsolidated entities	1,298	(142)	1,183	(245)
Interest expense	—	(115)	(125)	(237)
Other income, net	33	259	364	636
Income (loss) from discontinued operations before taxes (2)	408,572	(9,224)	404,443	(14,940)
Income tax expense	(125)	(62)	(125)	(65)
Income (loss) from discontinued operations, net of tax	$408,447	$(9,286)	$404,318	$(15,005)

(1)
Amounts for the three months and six months ended September 30, 2018 include a gain of $408.6 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018, partially offset by a loss of $1.3 million on the sale of a portion of our Retail Propane segment to DCC on March 30, 2018 related to a working capital adjustment.

(2)
Includes losses attributable to redeemable noncontrolling interest of less than $0.1 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.7 million for the six months ended September 30, 2018 and 2017, respectively.

Continuing Involvement

We have commitments to sell up to 77.9 million gallons of propane, valued at $88.7 million (based on the contract price) to Superior and DCC, the purchasers of the Retail Propane segment, through September 2019. During the three months and six months ended September 30, 2018, we received a combined $12.7 million and $15.7 million, respectively, from Superior and DCC for propane sold to them during the period.

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

The following tables summarize the impact of adoption on our unaudited condensed consolidated balance sheet at September 30, 2018 and our unaudited condensed consolidated statements of operations for the three months and six months ended September 30, 2018:

	Unaudited Condensed Consolidated Balance Sheet
	September 30, 2018
	As Reported	Balances Without Adoption of ASU No. 2014-09	Effect of Change Increase/(Decrease)
	(in thousands)
Accrued expenses and other payables	$267,296	$30,113	$237,183
Other noncurrent liabilities	$86,396	$94,137	$(7,741)
Equity:
General partner	$(50,613)	$(50,737)	$124
Limited partners	$2,046,621	$1,922,495	$124,126

	Unaudited Condensed Consolidated Statement of Operations
	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU No. 2014-09	Effect of Change Increase/(Decrease)
	(in thousands)
Loss (gain) on disposal or impairment of assets, net	$5,988	$(1,540)	$7,528
Operating loss	$(13,309)	$(5,781)	$(7,528)
Net income	$354,939	$362,467	$(7,528)

	Unaudited Condensed Consolidated Statement of Operations
	Six Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU No. 2014-09	Effect of Change Increase/(Decrease)
	(in thousands)
Loss on disposal or impairment of assets, net	$107,323	$92,267	$15,056
Operating loss	$(97,863)	$(82,807)	$(15,056)
Net income	$185,650	$200,706	$(15,056)

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

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASU No. 2014-09 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

consideration at March 31, 2018. Our costs to obtain or fulfill our revenue contracts were not material as of September 30, 2018.

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

The Water Solutions segment has certain disposal contracts that contain the following types of terms or pricing structures that involve significant judgment that impacts the determination and timing of revenue.

•
Minimum volume commitments. We receive a shortfall fee if the customer does not deliver a certain amount of volume of wastewater over a specified period of time. At each reporting period, we make a determination as to the likelihood of earning this fee. We recognize revenue from these contracts when (i) actual volumes are received; and (ii) when the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote (also known as the breakage model).

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

Liquids Performance Obligations

Within the Liquids segment, revenue is disaggregated into two primary revenue streams that include revenue from the sale of commodities and providing services. For commodity sales, we are obligated to deliver a specified amount of product over a specified period of time. For these types of agreements, revenue is recognized at a point in time based on when the product is delivered and control is transferred to the customer. For revenue received from services rendered, we offer a variety of services which include: (i) storage services where product is commingled; (ii) railcar transportation services; (iii) transloading services; and (iv) logistics services. We are obligated to provide these services over a predetermined period of time. Revenue from service contracts is recognized at a point in time upon the transfer of control each month. All revenue from services is recognized over time utilizing the output method based on volumes stored or moved.

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

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (six months)	$95,504
2020	147,472
2021	115,403
2022	111,376
2023	110,013
Thereafter	335,065
Total	$914,833

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

Under certain of our contracts we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized, referred to as deferred revenue or contract liabilities, within advance payments received from customers in our unaudited condensed consolidated balance sheets. Our deferred revenue primarily relates to:

•
Prepayments. Some revenue contracts contain prepayment provisions within our Liquids business segment. Revenue received related to our underground cavern storage services is received upfront at the beginning of the contract period and is deferred until services have been rendered. In some cases, we also receive prepayments from customers purchasing commodities, which allows the customer to secure the right to receive their requested volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability.

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

The following tables summarizes the balances of our contract assets and liabilities at the dates indicated:

	Balance at
	April 1, 2018	September 30, 2018
	(in thousands)
Accounts receivable from contracts with customers	$677,095	$857,539

2018
(in thousands)
Contract liabilities balance at April 1	$8,374
Payment received and deferred	49,920
Payment recognized in revenue	(28,762)
Contract liabilities balance at September 30	$29,532

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 16—Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,058	$—	$4,767	$7,549	$—	$36,374
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	1,366,535	62	—	1,366,597
Accounts receivable-affiliates	—	—	17,888	—	—	17,888
Inventories	—	—	678,705	420	—	679,125
Prepaid expenses and other current assets	—	—	158,970	647	—	159,617
Total current assets	24,058	—	2,226,865	8,678	—	2,259,601
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,576,003	130,609	—	1,706,612
GOODWILL	—	—	1,200,253	71,395	—	1,271,648
INTANGIBLE ASSETS, net of accumulated amortization	—	—	891,332	75,597	—	966,929
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	4,520	—	—	4,520
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,550,245	—	(1,565,621)	15,376	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,471,919	—	214,692	—	(2,686,611)	—
OTHER NONCURRENT ASSETS	—	—	176,129	—	—	176,129
Total assets	$4,046,222	$—	$4,724,173	$301,655	$(2,686,611)	$6,385,439
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$(5)	$—	$1,045,310	$110	$—	$1,045,415
Accounts payable-affiliates	1	—	42,797	—	—	42,798
Accrued expenses and other payables	40,949	—	224,878	1,469	—	267,296
Advance payments received from customers	—	—	25,781	3,877	—	29,658
Current maturities of long-term debt, net of debt issuance costs	715,598	—	647	—	—	716,245
Total current liabilities	756,543	—	1,339,413	5,456	—	2,101,412
LONG-TERM DEBT, net of debt issuance costs and current maturities	986,848	—	829,007	—	—	1,815,855
OTHER NONCURRENT LIABILITIES	—	—	83,834	2,562	—	86,396
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	104,362	—	—	—	—	104,362
EQUITY:
Partners’ equity	2,198,469	—	2,471,919	293,907	(2,765,556)	2,198,739
Accumulated other comprehensive loss	—	—	—	(270)	—	(270)
Noncontrolling interests	—	—	—	—	78,945	78,945
Total equity	2,198,469	—	2,471,919	293,637	(2,686,611)	2,277,414
Total liabilities and equity	$4,046,222	$—	$4,724,173	$301,655	$(2,686,611)	$6,385,439

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	March 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,915	$—	$3,329	$1,850	$—	$22,094
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	1,021,616	5,148	—	1,026,764
Accounts receivable-affiliates	—	—	4,772	—	—	4,772
Inventories	—	—	550,978	325	—	551,303
Prepaid expenses and other current assets	—	—	128,311	431	—	128,742
Assets held for sale	—	—	490,800	26,804	—	517,604
Total current assets	16,915	—	2,199,806	34,558	—	2,251,279
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,371,495	147,112	—	1,518,607
GOODWILL	—	—	1,127,347	77,260	—	1,204,607
INTANGIBLE ASSETS, net of accumulated amortization	—	—	829,449	83,705	—	913,154
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	17,236	—	—	17,236
NET INTERCOMPANY RECEIVABLES (PAYABLES)	2,110,940	—	(2,121,741)	10,801	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,703,327	—	244,109	—	(1,947,436)	—
LOAN RECEIVABLE-AFFILIATE	—	—	1,200	—	—	1,200
OTHER NONCURRENT ASSETS	—	—	245,039	—	—	245,039
Total assets	$3,831,182	$—	$3,913,940	$353,436	$(1,947,436)	$6,151,122
LIABILITIES AND EQUITY
CURRENT LIABILITIES AND REDEEMABLE NONCONTROLLING INTEREST:
Accounts payable-trade	$—	$—	$850,607	$2,232	$—	$852,839
Accounts payable-affiliates	1	—	1,253	—	—	1,254
Accrued expenses and other payables	41,104	—	181,115	1,285	—	223,504
Advance payments received from customers	—	—	4,507	3,867	—	8,374
Current maturities of long-term debt, net of debt issuance costs	—	—	646	—	—	646
Liabilities and redeemable noncontrolling interest held for sale	—	—	30,066	12,514	—	42,580
Total current liabilities and redeemable noncontrolling interest	41,105	—	1,068,194	19,898	—	1,129,197
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,704,909	—	974,831	—	—	2,679,740
OTHER NONCURRENT LIABILITIES	—	—	167,588	5,926	—	173,514
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	82,576	—	—	—	—	82,576
EQUITY:
Partners’ equity	2,002,592	—	1,704,896	327,858	(2,030,939)	2,004,407
Accumulated other comprehensive loss	—	—	(1,569)	(246)	—	(1,815)
Noncontrolling interests	—	—	—	—	83,503	83,503
Total equity	2,002,592	—	1,703,327	327,612	(1,947,436)	2,086,095
Total liabilities and equity	$3,831,182	$—	$3,913,940	$353,436	$(1,947,436)	$6,151,122

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$6,653,716	$1,789	$(871)	$6,654,634
COST OF SALES	—	—	6,510,385	13	(871)	6,509,527
OPERATING COSTS AND EXPENSES:
Operating	—	—	58,269	2,040	—	60,309
General and administrative	—	—	39,180	189	—	39,369
Depreciation and amortization	—	—	50,543	2,207	—	52,750
Loss on disposal or impairment of assets, net	—	—	5,988	—	—	5,988
Revaluation of liabilities	—	—	800	(800)	—	—
Operating Loss	—	—	(11,449)	(1,860)	—	(13,309)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	379	—	—	379
Interest expense	(29,485)	—	(11,874)	(11)	12	(41,358)
Other income, net	—	—	1,483	—	(12)	1,471
Loss From Continuing Operations Before Income Taxes	(29,485)	—	(21,461)	(1,871)	—	(52,817)
INCOME TAX EXPENSE	—	—	(691)	—	—	(691)
EQUITY IN NET LOSS FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	384,990	—	(1,373)	—	(383,617)	—
Income (Loss) From Continuing Operations	355,505	—	(23,525)	(1,871)	(383,617)	(53,508)
Income (Loss) From Discontinued Operations, Net of Tax	—	—	408,515	(68)	—	408,447
Net Income (Loss)	355,505	—	384,990	(1,939)	(383,617)	354,939
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					518	518
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					48	48
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$355,505	$—	$384,990	$(1,939)	$(383,051)	$355,505

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$3,875,073	$1,374	$229	$3,876,676
COST OF SALES	—	—	3,757,218	1	229	3,757,448
OPERATING COSTS AND EXPENSES:
Operating	—	—	47,418	374	—	47,792
General and administrative	—	—	21,096	62	—	21,158
Depreciation and amortization	—	—	53,042	553	—	53,595
Loss on disposal or impairment of assets, net	—	—	110,959	—	—	110,959
Revaluation of liabilities	—	—	5,600	—	—	5,600
Operating (Loss) Income	—	—	(120,260)	384	—	(119,876)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	2,170	—	—	2,170
Interest expense	(37,219)	—	(12,899)	(12)	12	(50,118)
Gain on early extinguishment of liabilities, net	1,943	—	—	—	—	1,943
Other income, net	—	—	1,841	1	(205)	1,637
(Loss) Income From Continuing Operations Before Income Taxes	(35,276)	—	(129,148)	373	(193)	(164,244)
INCOME TAX EXPENSE	—	—	(49)	—	—	(49)
EQUITY IN NET LOSS FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(138,095)	—	(138)	—	138,233	—
(Loss) Income From Continuing Operations	(173,371)	—	(129,335)	373	138,040	(164,293)
Loss From Discontinued Operations, Net of Tax	—	—	(8,760)	(719)	193	(9,286)
Net Loss	(173,371)	—	(138,095)	(346)	138,233	(173,579)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(80)	(80)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					288	288
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(173,371)	$—	$(138,095)	$(346)	$138,441	$(173,371)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Six Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$12,494,255	$6,482	$(1,669)	$12,499,068
COST OF SALES	—	—	12,207,375	(23)	(1,669)	12,205,683
OPERATING COSTS AND EXPENSES:
Operating	—	—	112,441	4,130	—	116,571
General and administrative	—	—	61,228	531	—	61,759
Depreciation and amortization	—	—	99,674	5,121	—	104,795
Loss on disposal or impairment of assets, net	—	—	107,323	—	—	107,323
Revaluation of liabilities	—	—	800	—	—	800
Operating Loss	—	—	(94,586)	(3,277)	—	(97,863)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	598	—	—	598
Interest expense	(58,985)	—	(28,641)	(23)	23	(87,626)
Loss on early extinguishment of liabilities, net	(137)	—	—	—	—	(137)
Other expense, net	—	—	(32,090)	—	(208)	(32,298)
Loss From Continuing Operations Before Income Taxes	(59,122)	—	(154,719)	(3,300)	(185)	(217,326)
INCOME TAX EXPENSE	—	—	(1,342)	—	—	(1,342)
EQUITY IN NET LOSS FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	246,081	—	(3,020)	—	(243,061)	—
Income (Loss) From Continuing Operations	186,959	—	(159,081)	(3,300)	(243,246)	(218,668)
Income (Loss) From Discontinued Operations, Net of Tax	—	—	405,162	(1,029)	185	404,318
Net Income (Loss)	186,959	—	246,081	(4,329)	(243,061)	185,650
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					863	863
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					446	446
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$186,959	$—	$246,081	$(4,329)	$(241,752)	$186,959

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Six Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$7,604,293	$3,263	$(175)	$7,607,381
COST OF SALES	—	—	7,386,305	1	(175)	7,386,131
OPERATING COSTS AND EXPENSES:
Operating	—	—	94,643	985	—	95,628
General and administrative	—	—	43,400	143	—	43,543
Depreciation and amortization	—	—	104,532	1,480	—	106,012
Loss on disposal or impairment of assets, net	—	—	99,142	—	—	99,142
Revaluation of liabilities	—	—	5,600	—	—	5,600
Operating (Loss) Income	—	—	(129,329)	654	—	(128,675)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	4,089	—	—	4,089
Interest expense	(75,590)	—	(23,632)	(23)	23	(99,222)
Loss on early extinguishment of liabilities, net	(1,338)	—	—	—	—	(1,338)
Other income, net	—	—	3,759	19	(408)	3,370
(Loss) Income From Continuing Operations Before Income Taxes	(76,928)	—	(145,113)	650	(385)	(221,776)
INCOME TAX EXPENSE	—	—	(505)	—	—	(505)
EQUITY IN NET LOSS FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(159,805)	—	(509)	—	160,314	—
(Loss) Income From Continuing Operations	(236,733)	—	(146,127)	650	159,929	(222,281)
Loss From Discontinued Operations, Net of Tax	—	—	(13,678)	(1,712)	385	(15,005)
Net Loss	(236,733)	—	(159,805)	(1,062)	160,314	(237,286)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(132)	(132)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					685	685
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(236,733)	$—	$(159,805)	$(1,062)	$160,867	$(236,733)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$355,505	$—	$384,990	$(1,939)	$(383,617)	$354,939
Other comprehensive loss	—	—	—	(13)	—	(13)
Comprehensive income (loss)	$355,505	$—	$384,990	$(1,952)	$(383,617)	$354,926

	Three Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net loss	$(173,371)	$—	$(138,095)	$(346)	$138,233	$(173,579)
Other comprehensive loss	—	—	(48)	(11)	—	(59)
Comprehensive loss	$(173,371)	$—	$(138,143)	$(357)	$138,233	$(173,638)

	Six Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$186,959	$—	$246,081	$(4,329)	$(243,061)	$185,650
Other comprehensive loss	—	—	(1)	(23)	—	(24)
Comprehensive income (loss)	$186,959	$—	$246,080	$(4,352)	$(243,061)	$185,626

	Six Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net loss	$(236,733)	$—	$(159,805)	$(1,062)	$160,314	$(237,286)
Other comprehensive loss	—	—	(412)	(22)	—	(434)
Comprehensive loss	$(236,733)	$—	$(160,217)	$(1,084)	$160,314	$(237,720)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Six Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(56,673)	$—	$(64,217)	$2,279	$(185)	$(118,796)
Net cash provided by operating activities-discontinued operations	—	—	24,345	6,570	—	30,915
Net cash (used in) provided by operating activities	(56,673)	—	(39,872)	8,849	(185)	(87,881)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(191,559)	(1,960)	—	(193,519)
Acquisitions, net of cash acquired	—	—	(194,044)	(3,927)	—	(197,971)
Settlements of commodity derivatives	—	—	(94,879)	—	—	(94,879)
Proceeds from sales of assets	—	—	8,204	—	—	8,204
Proceeds from divestitures of businesses and investments	—	—	18,594	—	—	18,594
Investments in unconsolidated entities	—	—	(92)	—	—	(92)
Repayments on loan for natural gas liquids facility	—	—	4,558	—	—	4,558
Loan to affiliate	—	—	(1,515)	—	—	(1,515)
Net cash used in investing activities-continuing operations	—	—	(450,733)	(5,887)	—	(456,620)
Net cash provided by investing activities-discontinued operations	—	—	838,797	6,982	—	845,779
Net cash provided by investing activities	—	—	388,064	1,095	—	389,159
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	2,008,000	—	—	2,008,000
Payments on Revolving Credit Facility	—	—	(2,153,500)	—	—	(2,153,500)
Repurchase of senior unsecured notes	(5,069)	—	—	—	—	(5,069)
Payments on other long-term debt	—	—	(326)	—	—	(326)
Debt issuance costs	—	—	(780)	—	—	(780)
Contributions from noncontrolling interest owners, net	—	—	—	169	—	169
Distributions to general and common unit partners and preferred unitholders	(117,486)	—	—	—	—	(117,486)
Repurchase of warrants	(14,988)	—	—	—	—	(14,988)
Common unit repurchases and cancellations	(54)	—	—	—	—	(54)
Payments for settlement and early extinguishment of liabilities	—	—	(2,639)	—	—	(2,639)
Net changes in advances with consolidated entities	201,413	—	(197,214)	(4,384)	185	—
Net cash provided by (used in) financing activities-continuing operations	63,816	—	(346,459)	(4,215)	185	(286,673)
Net cash used in financing activities-discontinued operations	—	—	(295)	(30)	—	(325)
Net cash provided by (used in) financing activities	63,816	—	(346,754)	(4,245)	185	(286,998)
Net increase in cash and cash equivalents	7,143	—	1,438	5,699	—	14,280
Cash and cash equivalents, beginning of period	16,915	—	3,329	1,850	—	22,094
Cash and cash equivalents, end of period	$24,058	$—	$4,767	$7,549	$—	$36,374

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Six Months Ended September 30, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities-continuing operations	$43,235	$—	$(104,796)	$34,291	$(385)	$(27,655)
Net cash provided by operating activities-discontinued operations	—	—	37,948	1,416	—	39,364
Net cash provided by (used in) operating activities	43,235	—	(66,848)	35,707	(385)	11,709
INVESTING ACTIVITIES:
Capital expenditures	—	—	(46,017)	(622)	—	(46,639)
Acquisitions, net of cash acquired	—	—	(19,897)	—	—	(19,897)
Settlements of commodity derivatives	—	—	(21,789)	—	—	(21,789)
Proceeds from sales of assets	—	—	22,575	—	—	22,575
Investments in unconsolidated entities	—	—	(14,150)	—	—	(14,150)
Distributions of capital from unconsolidated entities	—	—	4,378	—	—	4,378
Repayments on loan for natural gas liquids facility	—	—	4,875	—	—	4,875
Loan to affiliate	—	—	(960)	—	—	(960)
Net cash used in investing activities-continuing operations	—	—	(70,985)	(622)	—	(71,607)
Net cash used in investing activities-discontinued operations	—	—	(36,025)	(580)	—	(36,605)
Net cash used in investing activities	—	—	(107,010)	(1,202)	—	(108,212)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	814,500	—	—	814,500
Payments on Revolving Credit Facility	—	—	(657,500)	—	—	(657,500)
Repurchase of senior secured and senior unsecured notes	(115,407)	—	—	—	—	(115,407)
Payments on other long-term debt	—	—	(552)	—	—	(552)
Debt issuance costs	(670)	—	(1,804)	—	—	(2,474)
Contributions from noncontrolling interest owners, net	—	—	—	23	—	23
Distributions to general and common unit partners and preferred unitholders	(107,389)	—	—	—	—	(107,389)
Distributions to noncontrolling interest owners	—	—	—	(3,082)	—	(3,082)
Proceeds from sale of preferred units, net of offering costs	202,755	—	—	—	—	202,755
Repurchase of warrants	(10,549)	—	—	—	—	(10,549)
Common unit repurchases and cancellations	(11,663)	—	—	—	—	(11,663)
Payments for settlement and early extinguishment of liabilities	—	—	(1,650)	—	—	(1,650)
Net changes in advances with consolidated entities	—	—	31,526	(31,911)	385	—
Net cash (used in) provided by financing activities-continuing operations	(42,923)	—	184,520	(34,970)	385	107,012
Net cash used in financing activities-discontinued operations	—	—	(2,421)	(190)	—	(2,611)
Net cash (used in) provided by financing activities	(42,923)	—	182,099	(35,160)	385	104,401
Net increase (decrease) in cash and cash equivalents	312	—	8,241	(655)	—	7,898
Cash and cash equivalents, beginning of period	6,257	—	73	1,496	—	7,826
Cash and cash equivalents, end of period	$6,569	$—	$8,314	$841	$—	$15,724

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2018. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (“Annual Report”) filed with the Securities and Exchange Commission on May 30, 2018.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2018, our operations included:

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

•
Our Liquids segment supplies natural gas liquids to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada using its leased underground storage and fleet of leased railcars, markets regionally through its 19 owned terminals throughout the United States, and provides terminaling and storage services at its salt dome storage facility joint venture in Utah.

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

As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report, we have classified the assets, liabilities and redeemable noncontrolling interest of the Retail Propane segment as held for sale and the operations as discontinued in our unaudited condensed consolidated financial statements. Accordingly, the results of operations and cash flows related to the entire Retail Propane segment (both the portion sold to DCC LPG in March 2018 and the remaining business sold to Superior as well as equity in earnings of Victory Propane, LLC) have been classified as discontinued operations for all periods presented (prior periods have been retrospectively adjusted) in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total revenues	$6,654,634	$3,876,676	$12,499,068	$7,607,381
Total cost of sales	6,509,527	3,757,448	12,205,683	7,386,131
Operating expenses	60,309	47,792	116,571	95,628
General and administrative expense	39,369	21,158	61,759	43,543
Depreciation and amortization	52,750	53,595	104,795	106,012
Loss on disposal or impairment of assets, net	5,988	110,959	107,323	99,142
Revaluation of liabilities	—	5,600	800	5,600
Operating loss	(13,309)	(119,876)	(97,863)	(128,675)
Equity in earnings of unconsolidated entities	379	2,170	598	4,089
Interest expense	(41,358)	(50,118)	(87,626)	(99,222)
Gain (loss) on early extinguishment of liabilities, net	—	1,943	(137)	(1,338)
Other income (expense), net	1,471	1,637	(32,298)	3,370
Loss from continuing operations before income taxes	(52,817)	(164,244)	(217,326)	(221,776)
Income tax expense	(691)	(49)	(1,342)	(505)
Loss from continuing operations	(53,508)	(164,293)	(218,668)	(222,281)
Income (loss) from discontinued operations, net of tax	408,447	(9,286)	404,318	(15,005)
Net income (loss)	354,939	(173,579)	185,650	(237,286)
Less: Net loss (income) attributable to noncontrolling interests	518	(80)	863	(132)
Less: Net loss attributable to redeemable noncontrolling interests	48	288	446	685
Net income (loss) attributable to NGL Energy Partners LP	$355,505	$(173,371)	$186,959	$(236,733)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months and six months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2019.

Recent Developments

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2018 and the six months ended September 30, 2018. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

During the six months ended September 30, 2018, in our Water Solutions segment, we acquired the remaining 18.375% interest in NGL Water Pipelines, LLC, six saltwater disposal facilities (including 17 wells), two ranches and four freshwater facilities (including 45 freshwater wells).

In our Retail Propane segment, we acquired three retail propane businesses and the remaining 40% interest in Atlantic Propane, LLC. The assets and liabilities of these retail propane businesses and Atlantic Propane, LLC were included in the sale of virtually all of our Retail Propane segment on July 10, 2018 and the operations have been classified as discontinued.

During the year ended March 31, 2018, in our Water Solutions segment, we acquired the remaining 50% ownership interest in NGL Solids Solutions, LLC, and in our Retail Propane segment, we acquired seven retail propane businesses and certain assets from an equity method investee, of which the operations have been classified as discontinued.

See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of our acquisitions made during the six months ended September 30, 2018.

Dispositions

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment for total consideration of $896.5 million in cash after adjusting for estimated working capital and recorded a gain of $408.6 million. See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Subsequent Events

On October 16, 2018, we redeemed all of our outstanding 6.875% Senior Unsecured Notes that were due to mature on October 15, 2021. The registered holders received a redemption payment of 101.719% of the principal amount, plus accrued and unpaid interest, which equaled $0.19 per $1,000 of the redeemed notes. The final semiannual interest payment on the 6.875% Senior Unsecured Notes was made on October 15, 2018, to the holders of record at the close of business on October 1, 2018. We used amounts available under our Revolving Credit Facility to fund the redemption.

Segment Operating Results for the Three Months Ended September 30, 2018 and 2017

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$825,571	$410,274	$415,297
Crude oil transportation and other	41,567	29,315	12,252
Total revenues (1)	867,138	439,589	427,549
Expenses:
Cost of sales-excluding impact of derivatives	799,377	401,371	398,006
Cost of sales-derivative loss	422	2,366	(1,944)
Operating expenses	12,444	12,198	246
General and administrative expenses	1,636	1,657	(21)
Depreciation and amortization expense	18,870	20,958	(2,088)
Loss (gain) on disposal or impairment of assets, net	3,367	(157)	3,524
Total expenses	836,116	438,393	397,723
Segment operating income	$31,022	$1,196	$29,826

Crude oil sold (barrels)	11,891	8,562	3,329
Crude oil transported on owned pipelines (barrels)	9,578	8,182	1,396
Crude oil storage capacity - owned and leased (barrels) (2)	7,287	6,159	1,128
Crude oil storage capacity leased to third parties (barrels) (2)	—	700	(700)
Crude oil inventory (barrels) (2)	681	1,682	(1,001)
Crude oil sold ($/barrel)	$69.428	$47.918	$21.510
Cost per crude oil sold ($/barrel)	$67.261	$47.155	$20.106
Crude oil product margin ($/barrel)	$2.167	$0.763	$1.404

(1)
Revenues include $7.1 million and $2.6 million of intersegment sales during the three months ended September 30, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2018 and September 30, 2017, respectively.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices and sales volumes during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in crude oil prices has led to an increase in production volumes for us to market. We continue to market crude oil volumes in the majority of the basins across the United States, to support our various pipeline, terminal and transportation assets.

Crude Oil Transportation and Other Revenues. The increase was due to our Grand Mesa Pipeline which increased revenues by $5.5 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to increased production growth in the DJ Basin. During the three months ended September 30, 2018, approximately 9.6 million barrels of crude oil were transported on the Grand Mesa Pipeline, which averaged approximately 104,000 barrels per day and financial volumes averaged approximately 109,000 barrels per day (volume amounts are from both internal and external parties). In addition, during the three months ended September 30, 2018, a new crude marketing contract increased revenues by $5.4 million.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices and increased volumes during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Cost of Sales-Derivatives. Our cost of sales during the three months ended September 30, 2018 included $6.6 million of net realized losses on derivatives and $6.2 million of net unrealized gains on derivatives. Our cost of sales during the three months ended September 30, 2017 included $0.2 million of net realized losses on derivatives and $2.2 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due to utilities related to the higher volumes on Grand Mesa.

Depreciation and Amortization Expense. The decrease was due primarily to downsizing our fleet of crude transportation assets, which decreased depreciation and amortization expense by $1.3 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The decrease was also due to certain intangible assets being fully amortized in prior periods.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2018, we recorded a net loss of $3.4 million primarily related to the sale of a terminal. During the three months ended September 30, 2017, we recorded a net gain of $0.2 million on the sales of excess pipe and certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Disposal service fees	$52,105	$35,282	$16,823
Recovered hydrocarbons	18,262	10,446	7,816
Other service revenues	9,397	5,304	4,093
Total revenues	79,764	51,032	28,732
Expenses:
Cost of sales-excluding impact of derivatives	780	434	346
Cost of sales-derivative loss	7,112	2,240	4,872
Operating expenses	34,229	23,488	10,741
General and administrative expenses	801	650	151
Depreciation and amortization expense	26,342	25,253	1,089
Loss on disposal or impairment of assets, net	730	915	(185)
Revaluation of liabilities	—	5,600	(5,600)
Total expenses	69,994	58,580	11,414
Segment operating income (loss)	$9,770	$(7,548)	$17,318

Wastewater processed (barrels per day)
Eagle Ford Basin	271,059	209,792	61,267
Permian Basin	489,861	273,290	216,571
DJ Basin	166,152	108,952	57,200
Other Basins	80,577	63,443	17,134
Total	1,007,649	655,477	352,172
Solids processed (barrels per day)	6,995	5,794	1,201
Skim oil sold (barrels per day)	3,326	2,618	708
Service fees for wastewater processed ($/barrel)	$0.56	$0.59	$(0.03)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.20	$0.17	$0.03
Operating expenses for wastewater processed ($/barrel)	$0.37	$0.39	$(0.02)

Disposal Service Fee Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities as well as facilities acquired from acquisitions. We continue to benefit from the increased rig counts as compared to the prior year in the basins in which we operate, particularly in the Permian Basin.

Recovered Hydrocarbon Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities as well as facilities acquired from acquisitions and an increase in crude oil prices.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues and freshwater revenues, all of which increased during the three months ended September 30, 2018 due to increased volumes as well as acquisitions.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in expenses to bring wastewater to certain of our water solutions facilities.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the three months ended September 30, 2018 included $1.8 million of net unrealized losses on derivatives and $5.3 million of net realized losses on derivatives. Our cost of sales during the three months ended

September 30, 2017 included $0.8 million of net realized gains on derivatives and $3.0 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher costs of operations of water disposal wells due to higher volumes processed at existing facilities as well as facilities acquired from acquisitions, partially offset by cost reduction efforts. Due to the higher volumes processed, our cost per barrel has decreased, as shown in the table above.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and developed facilities, partially offset by certain intangible assets being fully amortized during the fiscal year ended March 31, 2018 and six months ended September 30, 2018.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2018, we recorded a net loss of $0.7 million on the disposals of certain assets. During the three months ended September 30, 2017, we recorded a net loss of $0.9 million on the sales of certain assets.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the fiscal year ended March 31, 2017.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$236,319	$193,588	$42,731
Cost of sales-excluding impact of derivatives	222,355	182,121	40,234
Cost of sales-derivative gain	(1,574)	(5,758)	4,184
Product margin	15,538	17,225	(1,687)

Butane sales:
Revenues (1)	146,951	111,545	35,406
Cost of sales-excluding impact of derivatives	142,962	107,430	35,532
Cost of sales-derivative loss	4,092	17,555	(13,463)
Product loss	(103)	(13,440)	13,337

Other product sales:
Revenues (1)	171,099	102,409	68,690
Cost of sales-excluding impact of derivatives	161,970	93,746	68,224
Cost of sales-derivative (gain) loss	(665)	138	(803)
Product margin	9,794	8,525	1,269

Service revenues:
Revenues (1)	4,883	3,928	955
Cost of sales	614	684	(70)
Product margin	4,269	3,244	1,025

Expenses:
Operating expenses	9,888	8,510	1,378
General and administrative expenses	1,389	1,281	108
Depreciation and amortization expense	6,459	6,141	318
Loss on disposal or impairment of assets, net	1,004	117,729	(116,725)
Total expenses	18,740	133,661	(114,921)
Segment operating income (loss)	$10,758	$(118,107)	$128,865

Liquids storage capacity - owned and leased (gallons) (2)	399,967	453,971	(54,004)

Propane sold (gallons)	266,654	257,775	8,879
Propane sold ($/gallon)	$0.886	$0.751	$0.135
Cost per propane sold ($/gallon)	$0.828	$0.684	$0.144
Propane product margin ($/gallon)	$0.058	$0.067	$(0.009)
Propane inventory (gallons) (2)	117,206	136,980	(19,774)
Propane storage capacity leased to third parties (gallons) (2)	30,440	33,495	(3,055)

Butane sold (gallons)	131,424	125,419	6,005
Butane sold ($/gallon)	$1.118	$0.889	$0.229
Cost per butane sold ($/gallon)	$1.119	$0.997	$0.122
Butane product loss ($/gallon)	$(0.001)	$(0.108)	$0.107
Butane inventory (gallons) (2)	67,448	111,632	(44,184)
Butane storage capacity leased to third parties (gallons) (2)	59,220	80,346	(21,126)

Other products sold (gallons)	124,935	102,009	22,926
Other products sold ($/gallon)	$1.370	$1.004	$0.366
Cost per other products sold ($/gallon)	$1.291	$0.920	$0.371
Other products product margin ($/gallon)	$0.079	$0.084	$(0.005)
Other products inventory (gallons) (2)	7,658	8,810	(1,152)

(1)
Revenues include $8.8 million and $0.3 million of intersegment sales during the three months ended September 30, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2018 and September 30, 2017, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales excluding the impact of derivatives were due primarily to higher commodity prices and increased volumes moved by railcar due primarily to third party pipeline infrastructure issues.

Cost of Sales-Derivatives. Our cost of wholesale propane sales included $2.4 million of net unrealized gains on derivatives and $0.8 million of net realized losses on derivatives during the three months ended September 30, 2018. During the three months ended September 30, 2017, our cost of wholesale propane sales included $5.8 million of net unrealized gains on derivatives and less than $0.1 million of net realized losses on derivatives.

Product margins excluding the impact of derivatives increased due to our ability to sell our excess product in certain areas where the product cost was lower.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales excluding the impact of derivatives were due primarily to higher commodity prices and increased volumes. Due to favorable pricing, we were able to sell into the spot market rather than putting the product into storage.

Cost of Sales-Derivatives. Our cost of butane sales during the three months ended September 30, 2018 included $5.0 million of net unrealized losses on derivatives and $0.9 million of net realized gains on derivatives. Our cost of butane sales included $18.2 million of net unrealized losses on derivatives and $0.6 million of net realized gains on derivatives during the three months ended September 30, 2017.

Product margins per gallon of butane increased for the current quarter versus the prior year quarter due to a strong pricing market and generally strong demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increase in the volume of other products was primarily facilitated by a price arbitrage allowing for product to be sold across markets.

Cost of Sales-Derivatives. Our cost of sales of other products included $0.5 million of net realized gains on derivatives and $0.2 million net unrealized gains on derivatives during the three months ended September 30, 2018. Our cost of sales of other products during the three months ended September 30, 2017 included $0.3 million of net unrealized losses on derivatives and $0.1 million of net realized gains on derivatives.

Product margins during the three months ended September 30, 2018 were higher due primarily to a strong pricing environment and higher than anticipated production.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The increase was primarily due to prior period adjustments recorded during the three months ended September 30, 2017.

Operating and General and Administrative Expenses. Expenses for the current quarter were higher due to an increase in consultant fees, compensation and fees related to our Sawtooth joint venture. Also during the three months ended September 30, 2017, Sawtooth had a credit for ad valorem taxes.

Depreciation and Amortization Expense. Expense for the current quarter was consistent with the prior year quarter.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2018, we recorded a net loss of $1.0 million related to the retirement of assets. During the three months ended September 30, 2017, we recorded a goodwill impairment charge of $116.9 million within our natural gas liquids salt cavern storage reporting unit due to the decreased demand for natural gas liquid storage. In addition, during the three months ended September 30, 2017, we recorded a loss of $0.9 million related to the retirement of certain assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$5,093,689	$2,874,268	$2,219,421
Cost of sales-excluding impact of derivatives	5,091,844	2,797,389	2,294,455
Cost of sales-derivative loss	26,644	57,518	(30,874)
Product (loss) margin	(24,799)	19,361	(44,160)

Renewables sales:
Revenues	66,386	102,964	(36,578)
Cost of sales-excluding impact of derivatives	68,471	105,940	(37,469)
Cost of sales-derivative loss (gain)	279	(2,904)	3,183
Product loss	(2,364)	(72)	(2,292)

Service fees and other revenues	3,707	50	3,657

Expenses:
Operating expenses	3,446	3,338	108
General and administrative expenses	2,285	2,163	122
Depreciation and amortization expense	320	324	(4)
Gain on disposal or impairment of assets, net	—	(7,528)	7,528
Total expense (income), net	6,051	(1,703)	7,754
Segment operating (loss) income	$(29,507)	$21,042	$(50,549)

Gasoline sold (barrels)	47,067	26,459	20,608
Diesel sold (barrels)	12,057	14,990	(2,933)
Ethanol sold (barrels)	621	978	(357)
Biodiesel sold (barrels)	250	568	(318)
Refined products and renewables storage capacity - leased (barrels) (2)	10,037	9,070	967
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	293	1,043	(750)
Gasoline inventory (barrels) (2)	3,187	1,862	1,325
Diesel inventory (barrels) (2)	1,428	1,148	280
Ethanol inventory (barrels) (2)	1,072	513	559
Biodiesel inventory (barrels) (2)	942	375	567
Refined products sold ($/barrel)	$86.153	$69.345	$16.808
Cost per refined products sold ($/barrel)	$86.572	$68.878	$17.694
Refined products product (loss) margin ($/barrel)	$(0.419)	$0.467	$(0.886)
Renewable products sold ($/barrel)	$76.218	$66.600	$9.618
Cost per renewable products sold ($/barrel)	$78.932	$66.647	$12.285
Renewable products product loss ($/barrel)	$(2.714)	$(0.047)	$(2.667)

(1)	Revenues include $0.1 million of intersegment sales during the three months ended September 30, 2017 that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2018 and September 30, 2017, respectively.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales-excluding impact of derivatives were due to an increase in refined products prices and increased volumes. The increase in prices was due primarily to supply and demand for refined fuels at our wholesale locations. The increased volumes were due primarily to an expansion of our refined products operations and the continued demand for motor fuels. During the three months ended September 30, 2018, Gulf Coast prices increased and experienced significant volatility as well as minor supply disruptions, which negatively affected our margins-excluding impact of derivatives. During the three months ended September 30, 2017, Gulf Coast prices were relatively stable, with the exception of Gulf Coast prices increasing significantly at the end of August 2017 because of a supply disruption, which favorably impacted our margins-excluding impact of derivatives.

Refined Products Cost of Sales-Derivatives. Our cost of sales during the three months ended September 30, 2018 included a loss of $26.6 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions. Our cost of sales during the three months ended September 30, 2017 included a loss of $57.5 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Renewables Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due primarily to decreased volumes from the loss of a marketing contract with E Energy Adams, LLC in December 2017, partially offset by an increase in renewables prices due primarily to supply and demand for renewable fuels.

Renewables Cost of Sales-Derivatives. Our cost of sales during the three months ended September 30, 2018 included a loss of $0.3 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions. Our cost of sales during the three months ended September 30, 2017 included a gain of $2.9 million from our risk management activities due primarily to unrealized gains on our open forward positions.

Service Fees and Other Revenues. The increase was due primarily to the reclassification of sublease revenue to Service Fees and Other Revenues beginning April 1, 2018 in conjunction with the adoption of ASC 606. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Operating and General and Administrative Expenses. The increase was due primarily to an expansion of our refined products operations during the three months ended September 30, 2018.

Depreciation and Amortization Expense. Depreciation and amortization expense for the current quarter was consistent with the prior year.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2017, we recorded $7.5 million of the deferred gain from the sale of the general partner interest in TransMontaigne Partners L.P. (“TLP”) in February 2016. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the reasons for the realization of the deferred gain.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Other revenues
Revenues (1)	$371	$246	$125
Cost of sales	497	121	376
(Loss) margin	(126)	125	(251)

Expenses:
Operating expenses	322	258	64
General and administrative expenses	33,258	15,407	17,851
Depreciation and amortization expense	759	919	(160)
Loss on disposal or impairment of assets, net	887	—	887
Total expenses	35,226	16,584	18,642
Operating loss	$(35,352)	$(16,459)	$(18,893)

(1)	Revenues include $(0.2) million of intersegment revenues during the three months ended September 30, 2018 that are eliminated in our unaudited condensed consolidated statement of operations.

General and Administrative Expenses. The increase during the three months ended September 30, 2018 was due primarily to higher equity-based compensation expense. During the three months ended September 30, 2018, equity-based compensation expense was $19.2 million, compared to $6.1 million during the three months ended September 30, 2017. The increase is primarily due to an increase in annual bonuses paid in common units of approximately $14.8 million. In addition, the increase is due to the $2.5 million accrual recorded during the three months ended September 30, 2018 related to the LCT Capital, LLC (“LCT”) matter as well as an increase in legal expenses. For a further discussion of the LCT matter, see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Equity in Earnings of Unconsolidated Entities

The decrease of $1.8 million during the three months ended September 30, 2018 was due primarily to the sale of our investments in Glass Mountain Pipeline, LLC (“Glass Mountain”) and E Energy Adams, LLC. On December 22, 2017, we sold our previously held 50% interest in Glass Mountain and on May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC. These decreases were partially offset by earnings from our 50% interest in a water services company that we acquired as part of an acquisition in August 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Interest Expense

Interest expense includes interest expense on our Revolving Credit Facility (as defined herein) and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The decrease of $8.8 million during the three months ended September 30, 2018 was partially due to the repurchase of all senior secured notes in the prior year. The decrease is also associated with our repurchase of $84.1 million of the 7.5% Senior Notes due 2023 and $110.9 million of the 6.125% Senior Notes due 2025 during our fiscal year ended March 31, 2018.

Gain on Early Extinguishment of Liabilities, Net

During the three months ended September 30, 2017, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the senior unsecured notes.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Interest income (1)	$1,383	$1,621
Other	88	16
Other income, net	$1,471	$1,637

(1)	Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

Income Tax Expense

Income tax expense was $0.7 million during the three months ended September 30, 2018, compared to income tax expense of less than $0.1 million during the three months ended September 30, 2017. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase of $0.4 million during the three months ended September 30, 2018 was due primarily to a loss from operations of the Sawtooth joint venture, in which we sold a 28.5% interest in March 2018.

Segment Operating Results for the Six Months Ended September 30, 2018 and 2017

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,582,082	$890,559	$691,523
Crude oil transportation and other	73,411	56,301	17,110
Total revenues (1)	1,655,493	946,860	708,633
Expenses:
Cost of sales-excluding impact of derivatives	1,540,887	878,259	662,628
Cost of sales-derivative loss (gain)	11,680	(2,696)	14,376
Operating expenses	25,039	24,367	672
General and administrative expenses	3,243	3,300	(57)
Depreciation and amortization expense	38,099	41,793	(3,694)
Loss (gain) on disposal or impairment of assets, net	105,261	(3,716)	108,977
Total expenses	1,724,209	941,307	782,902
Segment operating (loss) income	$(68,716)	$5,553	$(74,269)

Crude oil sold (barrels)	23,116	18,582	4,534
Crude oil transported on owned pipelines (barrels)	19,565	14,948	4,617
Crude oil storage capacity - owned and leased (barrels) (2)	7,287	6,159	1,128
Crude oil storage capacity leased to third parties (barrels) (2)	—	700	(700)
Crude oil inventory (barrels) (2)	681	1,682	(1,001)
Crude oil sold ($/barrel)	$68.441	$47.926	$20.515
Cost per crude oil sold ($/barrel)	$67.164	$47.119	$20.045
Crude oil product margin ($/barrel)	$1.277	$0.807	$0.470

(1)
Revenues include $11.6 million and $4.9 million of intersegment sales during the six months ended September 30, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2018 and September 30, 2017, respectively.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices and sales volumes during the six months ended September 30, 2018, compared to the six months ended September 30, 2017. The increase in crude oil prices has led to an increase in production volumes for us to market. We continue to market crude oil volumes in the majority of the basins across the United States, to support our various pipeline, terminal and transportation assets.

Crude Oil Transportation and Other Revenues. The increase was due to our Grand Mesa Pipeline which increased revenues by $9.0 million during the six months ended September 30, 2018, compared to the six months ended September 30, 2017, primarily due to increased production growth in the DJ Basin. During the six months ended September 30, 2018, approximately 19.6 million barrels of crude oil were transported on the Grand Mesa Pipeline, which averaged approximately 107,000 barrels per day and financial volumes averaged approximately 111,000 barrels per day (volume amounts are from both internal and external parties). In addition, during the six months ended September 30, 2018, a new crude marketing contract increased revenues by $5.4 million.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices and increased volumes during the six months ended September 30, 2018, compared to the six months ended September 30, 2017.

Cost of Sales-Derivatives. Our cost of sales during the six months ended September 30, 2018 included $10.4 million of net realized losses on derivatives and $1.3 million of net unrealized losses on derivatives. Our cost of sales during the six months ended September 30, 2017 included $4.2 million of net realized gains on derivatives and $1.5 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to our Grand Mesa Pipeline which increased utility expenses by $0.8 million due to higher volumes.

Depreciation and Amortization Expense. The decrease was due primarily to downsizing our fleet of crude transportation assets, which decreased depreciation and amortization expense by $2.6 million during the six months ended September 30, 2018, compared to the six months ended September 30, 2017. The decrease was also due to certain intangible assets being fully amortized in prior periods.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2018, we recorded a net loss of $105.3 million, which included a loss of $105.0 million on our transaction with a third party in which they agreed to be fully responsible for our future minimum volume commitment in exchange for $67.7 million of deficiency credits on a contract with a crude oil pipeline operator and $35.3 million in cash (see Note 2 and Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report). The loss also includes additional costs related to this transaction of $2.0 million. In addition, we also recorded a loss of $1.3 million primarily related to the sale of two terminals. During the six months ended September 30, 2017, we recorded a net gain of $3.7 million on the sales of excess pipe and certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2018	2017	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Disposal service fees	$100,757	$68,603	$32,154
Recovered hydrocarbons	38,489	20,406	18,083
Other service revenues	16,663	8,990	7,673
Total revenues	155,909	97,999	57,910
Expenses:
Cost of sales-excluding impact of derivatives	1,369	779	590
Cost of sales-derivative loss	20,792	2,048	18,744
Operating expenses	65,753	47,529	18,224
General and administrative expenses	1,600	1,299	301
Depreciation and amortization expense	51,651	49,261	2,390
Loss on disposal or impairment of assets, net	3,205	185	3,020
Revaluation of liabilities	800	5,600	(4,800)
Total expenses	145,170	106,701	38,469
Segment operating income (loss)	$10,739	$(8,702)	$19,441

Wastewater processed (barrels per day)
Eagle Ford Basin	275,099	215,156	59,943
Permian Basin	455,885	252,810	203,075
DJ Basin	151,216	110,685	40,531
Other Basins	81,801	61,223	20,578
Total	964,001	639,874	324,127
Solids processed (barrels per day)	6,450	4,986	1,464
Skim oil sold (barrels per day)	3,470	2,572	898
Service fees for wastewater processed ($/barrel)	$0.57	$0.59	$(0.02)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.22	$0.17	$0.05
Operating expenses for wastewater processed ($/barrel)	$0.37	$0.41	$(0.04)

Disposal Service Fee Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities as well as facilities acquired from acquisitions. We continue to benefit from the increased rig counts as compared to the prior year in the basins in which we operate, particularly in the Permian Basin.

Recovered Hydrocarbon Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities as well as facilities acquired from acquisitions and an increase in crude oil prices.

Other Service Revenues. The increase was due primarily to an increase in volumes for solids disposal, water pipeline and freshwater businesses as well as acquisitions.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in expenses to bring wastewater to certain of our water solutions facilities.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the six months ended September 30, 2018 included $10.9 million of net unrealized losses on derivatives and $9.9 million of net realized losses on derivatives. Our cost of sales during the six months ended September 30, 2017 included $1.0 million of net realized gains on derivatives and $3.0 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher costs of operations of water disposal wells due to higher volumes processed at existing facilities as well as facilities acquired from acquisitions, partially offset by cost reduction efforts. Due to the higher volumes processed, our cost per barrel has decreased, as shown in the table above.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and developed facilities, partially offset by certain intangible assets being fully amortized during the fiscal year ended March 31, 2018 and six months ended September 30, 2018.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2018, we recorded a net loss of $3.2 million on the disposals of certain assets. During the six months ended September 30, 2017, we recorded a net loss of $1.5 million on the sales of certain assets, partially offset by a gain of $1.3 million for the termination of a non-compete agreement, which included the carrying value of the corresponding intangible asset that was written off.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the fiscal year ended March 31, 2017. The expense during the six months ended September 30, 2018 and 2017 was due primarily to higher actual and expected production from new customers, resulting in an increase to the expected future royalty payment.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Six Months Ended September 30,
	2018	2017	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$424,710	$330,448	$94,262
Cost of sales-excluding impact of derivatives	402,900	319,774	83,126
Cost of sales-derivative gain	(1,222)	(5,500)	4,278
Product margin	23,032	16,174	6,858

Butane sales:
Revenues (1)	261,174	179,777	81,397
Cost of sales-excluding impact of derivatives	254,405	175,557	78,848
Cost of sales-derivative loss	6,658	15,690	(9,032)
Product margin (loss)	111	(11,470)	11,581

Other product sales:
Revenues (1)	324,417	186,712	137,705
Cost of sales-excluding impact of derivatives	309,649	177,425	132,224
Cost of sales-derivative (gain) loss	(1,735)	115	(1,850)
Product margin	16,503	9,172	7,331

Service revenues:
Revenues (1)	10,513	9,940	573
Cost of sales	1,279	1,522	(243)
Product margin	9,234	8,418	816

Expenses:
Operating expenses	18,715	16,352	2,363
General and administrative expenses	2,863	2,621	242
Depreciation and amortization expense	12,927	12,471	456
Loss on disposal or impairment of assets, net	994	117,729	(116,735)
Total expenses	35,499	149,173	(113,674)
Segment operating income (loss)	$13,381	$(126,879)	$140,260

Liquids storage capacity - owned and leased (gallons) (2)	399,967	453,971	(54,004)

Propane sold (gallons)	500,440	482,508	17,932
Propane sold ($/gallon)	$0.849	$0.685	$0.164
Cost per propane sold ($/gallon)	$0.803	$0.651	$0.152
Propane product margin ($/gallon)	$0.046	$0.034	$0.012
Propane inventory (gallons) (2)	117,206	136,980	(19,774)
Propane storage capacity leased to third parties (gallons) (2)	30,440	33,495	(3,055)

Butane sold (gallons)	244,449	216,936	27,513
Butane sold ($/gallon)	$1.068	$0.829	$0.239
Cost per butane sold ($/gallon)	$1.068	$0.882	$0.186
Butane product loss ($/gallon)	$—	$(0.053)	$0.053
Butane inventory (gallons) (2)	67,448	111,632	(44,184)
Butane storage capacity leased to third parties (gallons) (2)	59,220	80,346	(21,126)

Other products sold (gallons)	241,920	192,620	49,300
Other products sold ($/gallon)	$1.341	$0.969	$0.372
Cost per other products sold ($/gallon)	$1.273	$0.922	$0.351
Other products product margin ($/gallon)	$0.068	$0.047	$0.021
Other products inventory (gallons) (2)	7,658	8,810	(1,152)

(1)
Revenues include $10.5 million and $1.7 million of intersegment sales during the six months ended September 30, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2018 and September 30, 2017, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales excluding the impact of derivatives were due primarily to higher commodity prices and increased volumes moved by railcar due primarily to third party pipeline infrastructure issues.

Cost of Sales-Derivatives. Our cost of wholesale propane sales included $2.0 million of net unrealized gains on derivatives and $0.8 million of net realized losses on derivatives during the six months ended September 30, 2018. During the six months ended September 30, 2017, our cost of wholesale propane sales included $5.5 million of net unrealized gains on derivatives and $0.1 million of net realized gains on derivatives.

Product margins per gallon of propane sold were higher during the six months ended September 30, 2018 than during the six months ended September 30, 2017. Product margins have improved due to the increase in commodity prices outpacing rising inventory values.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increase in revenues and cost of sales was due primarily to higher commodity prices. Volumes increased due to favorable market conditions.

Cost of Sales-Derivatives. Our cost of butane sales during the six months ended September 30, 2018 included $7.5 million of net unrealized losses on derivatives and $0.8 million of net realized gains on derivatives. Our cost of butane sales included $16.5 million of net unrealized losses on derivatives and $0.8 million of net realized gains on derivatives during the six months ended September 30, 2017.

Product margin per gallon of butane sold were higher during the six months ended September 30, 2018 than during the six months ended September 30, 2017 due primarily to a strong pricing market and generally strong demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. Other product volumes increase was facilitated by a price arbitrage allowing for products to be sold across markets.

Cost of Sales-Derivatives. Our cost of sales of other products included $0.6 million of net unrealized gains on derivatives and $1.1 million of net realized gains on derivatives during the six months ended September 30, 2018. Our cost of sales of other products during the six months ended September 30, 2017 included $0.3 million of net unrealized losses on derivatives and $0.1 million of net realized gains on derivatives.

Product margins during the six months ended September 30, 2018 were primarily higher due to a strong pricing environment and higher than anticipated production.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The increase during the six months ended September 30, 2018 was primarily related to an increase at our Port Hudson terminal as well as an increase in our rail car hauling revenue.

Operating and General and Administrative Expenses. Expenses were higher due to an increase in employee commissions resulting from increased profit margins, increased expenses related to the Sawtooth Joint Venture and a credit in the prior year for ad valorem taxes.

Depreciation and Amortization Expense. Expense for the current period was consistent with the prior year period.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2018 and 2017, we recorded a net loss of $1.0 million and $0.9 million, respectively, related to the retirement of assets. During the six months ended September 30, 2017, we recorded a goodwill impairment charge of $116.9 million within our natural gas liquids salt cavern storage reporting unit due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Six Months Ended September 30,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues (1)	$9,547,613	$5,647,875	$3,899,738
Cost of sales-excluding impact of derivatives	9,493,525	5,586,140	3,907,385
Cost of sales-derivative loss	51,753	29,839	21,914
Product margin	2,335	31,896	(29,561)

Renewables sales:
Revenues	131,470	213,930	(82,460)
Cost of sales-excluding impact of derivatives	133,749	218,587	(84,838)
Cost of sales-derivative loss (gain)	1,069	(4,867)	5,936
Product (loss) margin	(3,348)	210	(3,558)

Service fees and other revenues	9,106	168	8,938

Expenses:
Operating expenses	6,383	6,889	(506)
General and administrative expenses	4,580	4,255	325
Depreciation and amortization expense	641	648	(7)
Gain on disposal or impairment of assets, net	(3,026)	(15,056)	12,030
Total expense (income), net	8,578	(3,264)	11,842
Segment operating (loss) income	$(485)	$35,538	$(36,023)

Gasoline sold (barrels)	87,805	54,975	32,830
Diesel sold (barrels)	23,834	28,788	(4,954)
Ethanol sold (barrels)	1,165	1,992	(827)
Biodiesel sold (barrels)	578	1,195	(617)
Refined products and renewables storage capacity - leased (barrels) (2)	10,037	9,070	967
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	293	1,043	(750)
Gasoline inventory (barrels) (2)	3,187	1,862	1,325
Diesel inventory (barrels) (2)	1,428	1,148	280
Ethanol inventory (barrels) (2)	1,072	513	559
Biodiesel inventory (barrels) (2)	942	375	567
Refined products sold ($/barrel)	$85.522	$67.427	$18.095
Cost per refined products sold ($/barrel)	$85.501	$67.046	$18.455
Refined products product margin ($/barrel)	$0.021	$0.381	$(0.360)
Renewable products sold ($/barrel)	$75.427	$67.126	$8.301
Cost per renewable products sold ($/barrel)	$77.348	$67.060	$10.288
Renewable products product (loss) margin ($/barrel)	$(1.921)	$0.066	$(1.987)

(1)	Revenues include $0.1 million of intersegment sales during the six months ended September 30, 2017 that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2018 and September 30, 2017, respectively.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales-excluding impact of derivatives were due to an increase in refined products prices and increased volumes. The increase in prices was due primarily to supply and demand for refined fuels at our wholesale locations. The increased volumes were due primarily to an expansion of our refined products operations and the continued demand for motor fuels. During the six months ended September 30, 2018, Gulf Coast prices increased and experienced significant volatility as well as minor supply disruptions, which negatively affected our margins-excluding impact of derivatives. During the six months ended September 30, 2017, Gulf Coast prices were relatively stable, with the exception of Gulf Coast prices increasing significantly at the end of August 2017 because of a supply disruption, which favorably impacted our margins-excluding impact of derivatives.

Refined Products Cost of Sales-Derivatives. Our cost of sales during the six months ended September 30, 2018 included a loss of $51.8 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions. Our cost of sales during the six months ended September 30, 2017 included a loss of $29.8 million from our risk management activities due primarily to unrealized losses on our open forward positions and NYMEX futures prices increasing on our short future positions.

Renewables Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due primarily to decreased volumes from the loss of a marketing contract with E Energy Adams, LLC in December 2017, partially offset by an increase in renewables prices due primarily to supply and demand for renewable fuels.

Renewables Cost of Sales-Derivatives. Our cost of sales during the six months ended September 30, 2018 included a loss of $1.1 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions. Our cost of sales during the six months ended September 30, 2017 included a gain of $4.9 million from our risk management activities due primarily to unrealized gains on our open forward positions.

Service Fees and Other Revenues. The increase was due primarily to an early termination settlement for one our sublease agreements during the three months ended June 30, 2018 and the reclassification of sublease revenue to Service Fees and Other Revenues beginning April 1, 2018 in conjunction with the adoption of ASC 606. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Operating and General and Administrative Expenses. The decrease was due primarily to lower environmental expense during the six months ended September 30, 2018 from an insurance recovery received during the three months ended June 30, 2018 related to a historical environmental indemnification agreement, partially offset by expansion of our refined products operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the current year was consistent with the prior year.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2018, we recorded a gain of $3.0 million on the sale of our previously held 20% interest in E Energy Adams, LLC (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the six months ended September 30, 2017, we recorded $15.1 million of the deferred gain from the sale of the general partner interest in TLP in February 2016. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the reasons for the realization of the deferred gain.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2018	2017	Change
	(in thousands)
Other revenues
Revenues	$747	$407	$340
Cost of sales	987	194	793
(Loss) margin	(240)	213	(453)

Expenses:
Operating expenses	703	491	212
General and administrative expenses	49,473	32,068	17,405
Depreciation and amortization expense	1,477	1,839	(362)
Loss on disposal or impairment of assets, net	889	—	889
Total expenses	52,542	34,398	18,144
Operating loss	$(52,782)	$(34,185)	$(18,597)

General and Administrative Expenses. The increase during the six months ended September 30, 2018 was due primarily to higher equity-based compensation expense. During the six months ended September 30, 2018, equity-based compensation expense was $24.7 million, compared to $14.9 million during the six months ended September 30, 2017. The increase is primarily due to an increase in annual bonuses paid in common units of approximately $14.8 million. This increase was partially offset by a decrease specifically related to our Service and Performance Awards of approximately $5.0 million. The decrease in expense related to the Service and Performance Awards was primarily due to an overall lower number of Performance Awards outstanding at the end of the current period compared to the prior period and the vesting of awards with higher grant date fair values. For a further discussion of the Service and Performance Awards see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Other drivers contributing to the overall increase in General and Administrative Expenses include the accrual recorded of $2.5 million during the six months ended September 30, 2018 related to the LCT matter as well as increased legal expenses. For a further discussion of the LCT matter, see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Equity in Earnings of Unconsolidated Entities

The decrease of $3.5 million during the six months ended September 30, 2018 was due primarily to the sale of our investments in Glass Mountain and E Energy Adams, LLC. On December 22, 2017, we sold our previously held 50% interest in Glass Mountain and on May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC. These decreases were partially offset by earnings from our 50% interest in a water services company that we acquired as part of an acquisition in August 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Interest Expense

The decrease of $11.6 million during the six months ended September 30, 2018 was partially due to the repurchase of all senior secured notes on December 29, 2017. We also repurchased $194.9 million of the 7.5% Senior Notes due 2023 and the 6.125% Senior Notes due 2025 during our fiscal year ended March 31, 2018. This was offset by higher interest expense on our revolving credit facility due to higher interest rates on approximately the same average balance outstanding. Our weighted average interest rate at September 30, 2018 was 5.13% compared to 4.50% at September 30, 2017.

Loss on Early Extinguishment of Liabilities, Net

During the six months ended September 30, 2018, the net losses (inclusive of debt issuance costs written off) relate to the early extinguishment of a portion of the outstanding senior unsecured notes. During the six months ended September 30,

2017, the net losses (inclusive of debt issuance costs written off) relate to the early extinguishment of a portion of the senior secured notes and senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other (Expense) Income, Net

The following table summarizes the components of other (expense) income, net for the periods indicated:

	Six Months Ended September 30,
	2018	2017
	(in thousands)
Interest income (1)	$2,772	$3,322
Gavilon legal matter settlement (2)	(35,000)	—
Other	(70)	48
Other (expense) income, net	$(32,298)	$3,370

(1)	Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility to be utilized by a third party.

(2)
Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Expense

Income tax expense was $1.3 million during the six months ended September 30, 2018, compared to income tax expense of $0.5 million during the six months ended September 30, 2017. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase of $0.8 million during the six months ended September 30, 2018 was due primarily to a loss from operations of the Sawtooth joint venture, in which we sold a 28.5% interest in March 2018.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss), loss from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for our Refined Products and Renewables segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of our Refined Products and Renewables segment. The primary hedging strategy of our Refined Products and Renewables segment is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges are six months to one year in duration at inception. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of our Refined Products and Renewables segment at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$354,939	$(173,579)	$185,650	$(237,286)
Less: Net loss (income) attributable to noncontrolling interests	518	(80)	863	(132)
Less: Net loss attributable to redeemable noncontrolling interests	48	288	446	685
Net income (loss) attributable to NGL Energy Partners LP	355,505	(173,371)	186,959	(236,733)
Interest expense	41,367	50,288	87,779	99,566
Income tax expense	815	111	1,466	570
Depreciation and amortization	53,507	69,426	115,082	137,489
EBITDA	451,194	(53,546)	391,286	892
Net unrealized (gains) losses on derivatives	(1,893)	18,077	17,060	16,076
Inventory valuation adjustment (1)	25,770	(2,165)	1,168	(21,347)
Lower of cost or market adjustments	—	5,333	(413)	9,411
(Gain) loss on disposal or impairment of assets, net	(403,185)	111,451	(301,418)	100,238
(Gain) loss on early extinguishment of liabilities, net	—	(1,943)	137	1,338
Equity-based compensation expense (2)	19,219	6,065	24,730	14,886
Acquisition expense (3)	2,863	264	4,115	(54)
Revaluation of liabilities (4)	—	5,600	800	5,600
Gavilon legal matter settlement (5)	—	—	35,000	—
Other (6)	1,402	1,616	3,219	2,641
Adjusted EBITDA	$95,370	$90,752	$175,684	$129,681

(1)
Amount reflects the difference between the market value of the inventory of our Refined Products and Renewables segment at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge. See “Non-GAAP Financial Measures” section above for a further discussion.

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

(3)
Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions, including amounts accrued related to the LCT Capital, LLC legal matter (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion), partially offset by reimbursement for certain legal costs incurred in prior periods.

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

(6)
Amounts for the three months and six months ended September 30, 2018 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized loss on marketable securities and accretion expense for asset retirement obligations. Amounts for the three months and six months ended September 30, 2017 represent non-cash operating expenses related to our Grand Mesa Pipeline and accretion expense for asset retirement obligations.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$53,507	$69,426	$115,082	$137,489
Intangible asset amortization recorded to cost of sales	(1,384)	(1,506)	(2,849)	(3,091)
Depreciation and amortization of unconsolidated entities	(45)	(2,931)	(234)	(5,843)
Depreciation and amortization attributable to noncontrolling interests	722	110	1,456	302
Depreciation and amortization attributable to discontinued operations	(50)	(11,504)	(8,660)	(22,845)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$52,750	$53,595	$104,795	$106,012

	Six Months Ended September 30,
	2018	2017
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$115,082	$137,489
Amortization of debt issuance costs recorded to interest expense	4,888	5,509
Depreciation and amortization of unconsolidated entities	(234)	(5,843)
Depreciation and amortization attributable to noncontrolling interests	1,456	302
Depreciation and amortization attributable to discontinued operations	(8,660)	(22,845)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$112,532	$114,612

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense per EBITDA table	$41,367	$50,288	$87,779	$99,566
Interest expense attributable to unconsolidated entities	—	(38)	(14)	(75)
Interest expense attributable to discontinued operations	(9)	(132)	(139)	(269)
Interest expense per unaudited condensed consolidated statements of operations	$41,358	$50,118	$87,626	$99,222

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Income tax expense	$125	$63	$125	$66
Net unrealized (gains) losses on derivatives	$(16)	$203	$78	$230
(Gain) loss on disposal or impairment of assets, net	$(409,173)	$493	$(408,740)	$1,097

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated. We have revised certain prior period information to be consistent with the calculation method used in the current fiscal year.

	Three Months Ended September 30, 2018
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$31,022	$9,770	$10,758	$(29,507)	$(35,352)	$—	$(13,309)
Depreciation and amortization	18,870	26,342	6,459	320	759	—	52,750
Amortization recorded to cost of sales	—	—	36	1,348	—	—	1,384
Net unrealized (gains) losses on derivatives	(6,142)	1,788	2,476	—	—	—	(1,878)
Inventory valuation adjustment	—	—	—	25,770	—	—	25,770
Loss on disposal or impairment of assets, net	3,367	730	1,004	—	887	—	5,988
Equity-based compensation expense	—	—	—	—	19,219	—	19,219
Acquisition expense	—	—	1	—	2,864	—	2,865
Other income (expense), net	9	(370)	9	263	1,560	—	1,471
Adjusted EBITDA attributable to unconsolidated entities	—	423	—	—	—	—	423
Adjusted EBITDA attributable to noncontrolling interest	—	26	(229)	—	—	—	(203)
Other	1,351	104	16	(70)	—	—	1,401
Discontinued operations	—	—	—	—	—	(511)	(511)
Adjusted EBITDA	$48,477	$38,813	$20,530	$(1,876)	$(10,063)	$(511)	$95,370

	Three Months Ended September 30, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$1,196	$(7,548)	$(118,107)	$21,042	$(16,459)	$—	$(119,876)
Depreciation and amortization	20,958	25,253	6,141	324	919	—	53,595
Amortization recorded to cost of sales	84	—	71	1,351	—	—	1,506
Net unrealized losses on derivatives	2,170	3,022	12,682	—	—	—	17,874
Inventory valuation adjustment	—	—	—	(2,165)	—	—	(2,165)
Lower of cost or market adjustments	—	—	(2,476)	7,809	—	—	5,333
(Gain) loss on disposal or impairment of assets, net	(157)	915	117,729	(7,528)	—	—	110,959
Equity-based compensation expense	—	—	—	—	6,065	—	6,065
Acquisition expense	—	—	—	—	264	—	264
Other income, net	50	2	3	167	1,415	—	1,637
Adjusted EBITDA attributable to unconsolidated entities	3,798	127	—	1,216	1	—	5,142
Adjusted EBITDA attributable to noncontrolling interest	—	(190)	—	—	—	—	(190)
Revaluation of liabilities	—	5,600	—	—	—	—	5,600
Other	1,502	92	22	—	—	—	1,616
Discontinued operations	—	—	—	—	—	3,392	3,392
Adjusted EBITDA	$29,601	$27,273	$16,065	$22,216	$(7,795)	$3,392	$90,752

	Six Months Ended September 30, 2018
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating (loss) income	$(68,716)	$10,739	$13,381	$(485)	$(52,782)	$—	$(97,863)
Depreciation and amortization	38,099	51,651	12,927	641	1,477	—	104,795
Amortization recorded to cost of sales	80	—	73	2,696	—	—	2,849
Net unrealized losses on derivatives	1,270	10,898	4,813	—	—	—	16,981
Inventory valuation adjustment	—	—	—	1,168	—	—	1,168
Lower of cost or market adjustments	—	—	(504)	91	—	—	(413)
Loss (gain) on disposal or impairment of assets, net	105,261	3,205	994	(3,026)	889	—	107,323
Equity-based compensation expense	—	—	—	—	24,730	—	24,730
Acquisition expense	—	—	161	—	4,000	—	4,161
Other income (expense), net	23	(370)	44	246	(32,241)	—	(32,298)
Adjusted EBITDA attributable to unconsolidated entities	—	369	—	476	—	—	845
Adjusted EBITDA attributable to noncontrolling interest	—	(86)	(551)	—	—	—	(637)
Revaluation of liabilities	—	800	—	—	—	—	800
Gavilon legal matter settlement	—	—	—	—	35,000	—	35,000
Other	2,901	204	33	80	—	—	3,218
Discontinued operations	—	—	—	—	—	5,025	5,025
Adjusted EBITDA	$78,918	$77,410	$31,371	$1,887	$(18,927)	$5,025	$175,684

	Six Months Ended September 30, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$5,553	$(8,702)	$(126,879)	$35,538	$(34,185)	$—	$(128,675)
Depreciation and amortization	41,793	49,261	12,471	648	1,839	—	106,012
Amortization recorded to cost of sales	169	—	141	2,781	—	—	3,091
Net unrealized losses on derivatives	1,511	3,022	11,313	—	—	—	15,846
Inventory valuation adjustment	—	—	—	(21,347)	—	—	(21,347)
Lower of cost or market adjustments	—	—	—	9,411	—	—	9,411
(Gain) loss on disposal or impairment of assets, net	(3,716)	185	117,729	(15,056)	—	—	99,142
Equity-based compensation expense	—	—	—	—	14,886	—	14,886
Acquisition expense	—	—	—	—	(54)	—	(54)
Other income, net	94	20	7	335	2,914	—	3,370
Adjusted EBITDA attributable to unconsolidated entities	7,620	281	—	2,107	—	—	10,008
Adjusted EBITDA attributable to noncontrolling interest	—	(434)	—	—	—	—	(434)
Revaluation of liabilities	—	5,600	—	—	—	—	5,600
Other	2,413	185	43	—	—	—	2,641
Discontinued operations	—	—	—	—	—	10,184	10,184
Adjusted EBITDA	$55,437	$49,418	$14,825	$14,417	$(14,600)	$10,184	$129,681

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

Other sources of liquidity during the three months ended September 30, 2018 are discussed below.

Dispositions

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment for total consideration of $896.5 million in cash after adjusting for estimated working capital, which we used to pay down amounts outstanding under our Revolving Credit Facility.

Long-Term Debt

Credit Agreement

We are party to a $1.765 billion credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. As of September 30, 2018, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.450 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $315.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). During the three months ended September 30, 2018, we reallocated $150.0 million from the Expansion Capital Facility to the Working Capital Facility, as permitted by the terms of the Credit Agreement. We had letters of credit of $202.3 million on the Working Capital Facility at September 30, 2018.

At September 30, 2018, we were in compliance with the covenants under the Credit Agreement.

Senior Unsecured Notes

The senior unsecured notes include the 2019 Notes, 2021 Notes, 2023 Notes and 2025 Notes.

Redemptions and Repurchases

On October 16, 2018, we redeemed all of our outstanding 6.875% Senior Unsecured Notes that were due to mature on October 15, 2021. The registered holders received a redemption payment of 101.719% of the principal amount, plus accrued and unpaid interest, which equaled $0.19 per $1,000 of the redeemed notes. The final semiannual interest payment on the 6.875% Senior Unsecured Notes was made on October 15, 2018, to the holders of record at the close of business on October 1, 2018. We used amounts available under our Revolving Credit Facility to fund the redemption.

During the six months ended September 30, 2018, we repurchased $5.0 million of the 2023 Notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the repurchases.

Compliance

At September 30, 2018, we were in compliance with the covenants under the indentures for all of the senior unsecured notes.

For a further discussion of our Revolving Credit Facility and senior unsecured note repurchases, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Revolving Credit Balances

The following table summarizes our Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Six Months Ended September 30, 2018
Expansion capital borrowings	$73,008	$—	$296,500
Working capital borrowings	$795,568	$439,000	$1,095,500

Six Months Ended September 30, 2017
Expansion capital borrowings	$97,123	$—	$193,500
Working capital borrowings	$783,653	$719,500	$869,500

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

	Capital Expenditures			Other
	Expansion (1)	Maintenance (2)	Acquisitions (3)	Investments (4)
	(in thousands)
Three Months Ended September 30,
2018	$113,767	$15,299	$94,209	$86
2017	$19,439	$7,994	$28,537	$10,088

Six Months Ended September 30,
2018	$190,765	$27,689	$229,871	$92
2017	$44,032	$14,521	$48,434	$14,150

(1)
There was no amount for the three months ended September 30, 2018 and the amount for the six months ended September 30, 2018 includes $0.4 million related to our Retail Propane segment. Amounts for the three months and six months ended September 30, 2017 include $0.8 million and $2.0 million, respectively, related to our Retail Propane segment.

(2)
Amounts for the three months and six months ended September 30, 2018 include $0.4 million and $3.8 million, respectively, related to our Retail Propane segment. Amounts for the three months and six months ended September 30, 2017 include $5.2 million and $7.8 million, respectively, related to our Retail Propane segment.

(3)
Amounts for the three months and six months ended September 30, 2018 include $12.8 million and $31.9 million, respectively, related to our Retail Propane segment. Amounts for the three months and six months ended September 30, 2017 include $28.5 million and $28.5 million, respectively, related to our Retail Propane segment.

(4)
Amounts for the three months and six months ended September 30, 2018 and 2017 primarily related to contributions made to unconsolidated entities. There were no amounts related to our Retail Propane segment for either the three months or six months ended September 30, 2018 or 2017.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Six Months Ended September 30,
Cash Flows Provided by (Used in)	2018	2017
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$115,626	$56,501
Changes in operating assets and liabilities	(234,422)	(84,156)
Operating activities-continuing operations	$(118,796)	$(27,655)
Investing activities-continuing operations	$(456,620)	$(71,607)
Financing activities-continuing operations	$(286,673)	$107,012

Operating Activities-Continuing Operations. The seasonality of our natural gas liquids businesses has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. The seasonal motor fuel blend during the third quarter of our fiscal year impacts the value of our gasoline inventory in our Refined Products and Renewables business and also represents a period when we build inventory into our system. We borrow under our Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash used in operating activities during the six months ended September 30, 2018 was due primarily to fluctuations in the value of accounts receivable, inventory and accounts payable during the six months ended September 30, 2018.

Investing Activities-Continuing Operations. Net cash used in investing activities was $456.6 million during the six months ended September 30, 2018, compared to net cash used in investing activities of $71.6 million during the six months ended September 30, 2017. The increase in net cash used in investing activities was due primarily to:

•	a $164.0 million increase in cash paid for acquisitions and investments in unconsolidated entities during the six months ended September 30, 2018;

•
an increase in capital expenditures from $46.6 million during the six months ended September 30, 2017 to $193.5 million during the six months ended September 30, 2018 due primarily to capital expenditures for expansion projects in our Water Solutions segment; and

•	a $73.1 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash used in financing activities was $286.7 million during the six months ended September 30, 2018, compared to net cash provided by financing activities of $107.0 million during the six months ended September 30, 2017. The increase in net cash used in financing activities was due primarily to:

•	a decrease of $302.5 million in borrowings on our Revolving Credit Facility (net of repayments) during the six months ended September 30, 2018; and

•	a decrease of $202.8 million due to proceeds received from the sale of our preferred units during the six months ended September 30, 2017.

These increases in net cash used in financing activities were partially offset by a decrease in repurchases of our senior secured and senior unsecured notes of $110.3 million during the six months ended September 30, 2018.

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

On September 12, 2018, the board of directors of our general partner declared a distribution on the Class B Preferred Units for the three months ended September 30, 2018 of $4.7 million in the aggregate, which was paid to the holders of the Class B Preferred Units on October 15, 2018.

On October 23, 2018, the board of directors of our general partner declared a distribution of $0.39 per common unit to the unitholders of record on November 8, 2018. In addition, the board of directors declared a distribution to the holders of the Class A Preferred Units of $6.4 million in the aggregate. The distributions to both the common unitholders and the holders of the Class A Preferred Units are to be paid on November 14, 2018.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2018 for our fiscal years ending thereafter:

		Six Months Ending March 31,	Fiscal Year Ending March 31,
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$65,000	$—	$—	$—	$65,000	$—	$—
Working capital borrowings	759,000	—	—	—	759,000	—	—
Senior unsecured notes	1,720,554	367,048	353,424	—	—	—	1,000,082
Other long-term debt	5,654	323	648	4,683	—	—	—
Interest payments on long-term debt:
Revolving Credit Facility (1)	149,602	24,074	48,280	48,280	28,968	—	—
Senior unsecured notes	437,740	56,571	78,712	69,656	69,656	69,656	93,489
Other long-term debt	435	116	210	109	—	—	—
Letters of credit	202,334	—	—	—	202,334	—	—
Future minimum lease payments under noncancelable operating leases	450,745	62,135	118,248	98,231	72,286	52,266	47,579
Future minimum throughput payments under noncancelable agreements (2)	71,324	27,043	44,281	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	73,144	73,144	—	—	—	—	—
Natural gas liquids	21,336	20,549	787	—	—	—	—
Index-price commodity purchase commitments (3):
Crude oil (4)	3,343,889	1,011,839	806,980	559,574	441,459	303,144	220,893
Natural gas liquids	667,549	635,900	31,649	—	—	—	—
Total contractual obligations	$7,968,306	$2,278,742	$1,483,219	$780,533	$1,638,703	$425,066	$1,362,043

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at September 30, 2018. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

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

(3)
Index prices are based on a forward price curve at September 30, 2018. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at September 30, 2018 would result in a change of $61.6 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at September 30, 2018 would result in a change of $54.1 million in the value of our index-price crude oil purchase commitments. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of the commitments.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2018, we had $0.8 billion of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 5.13%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.0 million, based on borrowings outstanding at September 30, 2018.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2018, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales in our unaudited condensed consolidated statements of operations. The following table summarizes the hypothetical impact on the September 30, 2018 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(25,581)
Propane (Liquids segment)	$2,887
Other products (Liquids segment)	$(74)
Gasoline (Refined Products and Renewables segment)	$(29,946)
Diesel (Refined Products and Renewables segment)	$(16,608)
Ethanol (Refined Products and Renewables segment)	$(4,039)
Biodiesel (Refined Products and Renewables segment)	$4,360
Canadian dollars (Liquids segment)	$555

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2018. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of September 30, 2018, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During September 2018, 4,661 common units were surrendered by employees to pay tax withholdings in connection with the vesting of restricted units. As a result, we are deeming the surrenders to be “repurchases.” The average price paid per common unit was $11.69. These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

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

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and March 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended September 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statement of Changes in Equity for the six months ended September 30, 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 8, 2018		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 8, 2018		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer