Form 10-Q
period 2018-12-31
NGL Energy Partners LP
filed 2019-02-11
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR
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

At February 4, 2019, there were 124,033,723 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2018	March 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,025	$22,094
Accounts receivable-trade, net of allowance for doubtful accounts of $4,463 and $4,201, respectively	1,006,033	1,026,764
Accounts receivable-affiliates	12,564	4,772
Inventories	572,931	551,303
Prepaid expenses and other current assets	210,452	128,742
Assets held for sale	124,509	517,604
Total current assets	1,949,514	2,251,279
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $402,025 and $343,345, respectively	1,726,162	1,518,607
GOODWILL	1,182,614	1,204,607
INTANGIBLE ASSETS, net of accumulated amortization of $492,892 and $433,565, respectively	922,763	913,154
INVESTMENTS IN UNCONSOLIDATED ENTITIES	4,797	17,236
LOAN RECEIVABLE-AFFILIATE	—	1,200
OTHER NONCURRENT ASSETS	170,097	245,039
Total assets	$5,955,947	$6,151,122
LIABILITIES AND EQUITY
CURRENT LIABILITIES AND REDEEMABLE NONCONTROLLING INTEREST:
Accounts payable-trade	$905,958	$852,839
Accounts payable-affiliates	23,410	1,254
Accrued expenses and other payables	263,732	223,504
Advance payments received from customers	21,437	8,374
Current maturities of long-term debt, net of debt issuance costs of $666 and $0, respectively	339,867	646
Liabilities and redeemable noncontrolling interest held for sale	10,564	42,580
Total current liabilities and redeemable noncontrolling interest	1,564,968	1,129,197
LONG-TERM DEBT, net of debt issuance costs of $12,602 and $20,645, respectively, and current maturities	1,877,701	2,679,740
OTHER NONCURRENT LIABILITIES	74,903	173,514
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 19,942,169 and 19,942,169 preferred units issued and outstanding, respectively	122,934	82,576

EQUITY:
General partner, representing a 0.1% interest, 124,158 and 121,594 notional units, respectively	(50,581)	(50,819)
Limited partners, representing a 99.9% interest, 124,033,723 and 121,472,725 common units issued and outstanding, respectively	2,085,780	1,852,495
Class B preferred limited partners, 8,400,000 and 8,400,000 preferred units issued and outstanding, respectively	202,731	202,731
Accumulated other comprehensive loss	(273)	(1,815)
Noncontrolling interests	77,784	83,503
Total equity	2,315,441	2,086,095
Total liabilities and equity	$5,955,947	$6,151,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
REVENUES:
Crude Oil Logistics	$751,180	$585,007	$2,395,064	$1,526,944
Water Solutions	75,458	64,024	231,367	162,023
Liquids	749,433	759,589	1,759,772	1,464,784
Refined Products and Renewables	4,800,430	2,944,874	14,488,619	8,806,717
Other	319	289	1,066	696
Total Revenues	6,376,820	4,353,783	18,875,888	11,961,164
COST OF SALES:
Crude Oil Logistics	685,417	552,871	2,226,397	1,423,511
Water Solutions	(39,470)	10,192	(17,309)	13,019
Liquids	707,187	721,246	1,668,646	1,404,147
Refined Products and Renewables	4,760,756	2,951,440	14,440,852	8,781,009
Other	494	117	1,481	311
Total Cost of Sales	6,114,384	4,235,866	18,320,067	11,621,997
OPERATING COSTS AND EXPENSES:
Operating	62,892	51,140	179,463	146,768
General and administrative	24,779	26,396	86,538	69,939
Depreciation and amortization	53,434	52,210	158,229	158,222
(Gain) loss on disposal or impairment of assets, net	(36,246)	(112,388)	71,077	(13,246)
Revaluation of liabilities	—	—	800	5,600
Operating Income (Loss)	157,577	100,559	59,714	(28,116)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	1,777	2,588	2,375	6,677
Interest expense	(39,151)	(51,696)	(126,777)	(150,918)
Loss on early extinguishment of liabilities, net	(10,083)	(21,141)	(10,220)	(22,479)
Other income (expense), net	1,292	1,881	(31,006)	5,251
Income (Loss) From Continuing Operations Before Income Taxes	111,412	32,191	(105,914)	(189,585)
INCOME TAX EXPENSE	(980)	(364)	(2,322)	(869)
Income (Loss) From Continuing Operations	110,432	31,827	(108,236)	(190,454)
Income From Discontinued Operations, net of Tax	96	24,942	404,414	9,937
Net Income (Loss)	110,528	56,769	296,178	(180,517)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	307	(89)	1,170	(221)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	—	(424)	446	261
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$110,835	$56,256	$297,794	$(180,477)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$80,876	$15,470	$(180,870)	$(232,893)
NET INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$96	$24,494	$404,455	$10,187
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS	$80,972	$39,964	$223,585	$(222,706)
BASIC INCOME (LOSS) PER COMMON UNIT
Income (Loss) From Continuing Operations	$0.65	$0.13	$(1.48)	$(1.92)
Income From Discontinued Operations, net of Tax	0.00	0.20	3.30	0.08
Net Income (Loss)	$0.65	$0.33	$1.82	$(1.84)
DILUTED INCOME (LOSS) PER COMMON UNIT
Income (Loss) From Continuing Operations	$0.64	$0.12	$(1.48)	$(1.92)
Income From Discontinued Operations, net of Tax	0.00	0.20	3.30	0.08
Net Income (Loss)	$0.64	$0.32	$1.82	$(1.84)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	123,892,680	120,844,008	122,609,625	120,899,502
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	125,959,751	124,161,966	122,609,625	120,899,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$110,528	$56,769	$296,178	$(180,517)
Other comprehensive (loss) income	(3)	784	(27)	350
Comprehensive income (loss)	$110,525	$57,553	$296,151	$(180,167)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Nine Months Ended December 31, 2018
(in Thousands, except unit amounts)

		Limited Partners
		Class B Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive (Income) Loss	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2018	$(50,819)	8,400,000	$202,731	121,472,725	$1,852,495	$(1,815)	$83,503	$2,086,095
Distributions to general and common unit partners and preferred unitholders (Note 10)	(247)	—	—	—	(176,756)	—	—	(177,003)
Contributions	—	—	—	—	—	—	169	169
Sawtooth joint venture	—	—	—	—	(63)	—	(791)	(854)
Purchase of noncontrolling interest (Note 4)	—	—	—	—	(33)	—	(3,927)	(3,960)
Redeemable noncontrolling interest valuation adjustment (Note 2)	—	—	—	—	(3,349)	—	—	(3,349)
Repurchase of warrants (Note 10)	—	—	—	—	(14,988)	—	—	(14,988)
Common unit repurchases and cancellations (Note 10)	—	—	—	(15,550)	(162)	—	—	(162)
Equity issued pursuant to incentive compensation plan (Note 10)	21	—	—	2,347,751	33,926	—	—	33,947
Warrants exercised (Note 10)	—	—	—	228,797	2	—	—	2
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(40,359)	—	—	(40,359)
Net income (loss)	327	—	—	—	297,467	—	(1,170)	296,624
Other comprehensive loss	—	—	—	—	—	(27)	—	(27)
Cumulative effect adjustment for adoption of ASC 606 (Note 15)	139	—	—	—	139,167	—	—	139,306
Cumulative effect adjustment for adoption of ASU 2016-01 (Note 2)	(2)	—	—	—	(1,567)	1,569	—	—
BALANCES AT DECEMBER 31, 2018	$(50,581)	8,400,000	$202,731	124,033,723	$2,085,780	$(273)	$77,784	$2,315,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$296,178	$(180,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	(404,414)	(9,937)
Depreciation and amortization, including amortization of debt issuance costs	169,573	170,987
Loss on early extinguishment or revaluation of liabilities, net	11,020	28,079
Non-cash equity-based compensation expense	32,575	27,114
Loss (gain) on disposal or impairment of assets, net	71,077	(13,246)
Provision for doubtful accounts	409	669
Net adjustments to fair value of commodity derivatives	(150,664)	99,539
Equity in earnings of unconsolidated entities	(2,375)	(6,677)
Distributions of earnings from unconsolidated entities	1,500	4,891
Lower of cost or market value adjustment	47,785	297
Other	(225)	241
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	12,468	(266,304)
Inventories	(69,413)	(84,171)
Other current and noncurrent assets	32,139	(5,753)
Accounts payable-trade and affiliates	37,932	197,148
Other current and noncurrent liabilities	(918)	4,723
Net cash provided by (used in) operating activities-continuing operations	84,647	(32,917)
Net cash provided by operating activities-discontinued operations	31,011	37,204
Net cash provided by operating activities	115,658	4,287
INVESTING ACTIVITIES:
Capital expenditures	(303,989)	(82,306)
Acquisitions, net of cash acquired	(197,971)	(19,897)
Settlements of commodity derivatives	95,978	(85,575)
Proceeds from sales of assets	8,335	31,339
Proceeds from divestitures of businesses and investments, net	103,594	292,117
Investments in unconsolidated entities	(92)	(21,461)
Distributions of capital from unconsolidated entities	—	11,710
Repayments on loan for natural gas liquids facility	8,371	7,425
Loan to affiliate	(1,515)	(1,460)
Repayments on loan to affiliate	—	4,160
Other	—	20,000
Net cash (used in) provided by investing activities-continuing operations	(287,289)	156,052
Net cash provided by (used in) investing activities-discontinued operations	845,779	(51,000)
Net cash provided by investing activities	558,490	105,052
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	2,956,500	1,674,500
Payments on Revolving Credit Facility	(3,037,000)	(1,349,500)
Repayment and repurchase of senior secured and senior unsecured notes	(395,471)	(415,568)
Payments on other long-term debt	(488)	(716)
Debt issuance costs	(915)	(2,497)
Contributions from noncontrolling interest owners, net	169	23
Distributions to general and common unit partners and preferred unitholders	(177,003)	(166,589)
Distributions to noncontrolling interest owners	—	(3,082)
Proceeds from sale of preferred units, net of offering costs	—	202,731
Repurchase of warrants	(14,988)	(10,549)
Common unit repurchases and cancellations	(162)	(15,608)
Payments for settlement and early extinguishment of liabilities	(3,534)	(2,408)
Net cash used in financing activities-continuing operations	(672,892)	(89,263)
Net cash used in financing activities-discontinued operations	(325)	(3,645)
Net cash used in financing activities	(673,217)	(92,908)
Net increase in cash and cash equivalents	931	16,431
Cash and cash equivalents, beginning of period	22,094	7,826
Cash and cash equivalents, end of period	$23,025	$24,257
Supplemental cash flow information:
Cash interest paid	$132,318	$153,788
Income taxes paid (net of income tax refunds)	$1,893	$1,614
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B preferred unitholders	$4,725	$4,725
Accrued capital expenditures	$34,734	$7,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2018, our operations included:

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

Recent Developments

On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment to Superior Plus Corp. (“Superior”) for total consideration of $889.8 million in cash. Accordingly, upon satisfaction of the significant closing conditions for this transaction during the month of June 2018, the assets, liabilities and redeemable noncontrolling interest of the Retail Propane segment were classified as held for sale in our unaudited condensed consolidated balance sheets. This sale included all three of the retail propane businesses we acquired during the three months ended June 30, 2018 (see Note 4). We retained our 50% ownership interest in Victory Propane, LLC (“Victory Propane”), which we subsequently sold on August 14, 2018 (see Note 2). This transaction, combined with the sale of a portion of our Retail Propane segment to DCC LPG (“DCC”) on March 30, 2018, represents a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to the entire Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

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

We have certain taxable corporate subsidiaries in the United States and Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales.

During the nine months ended December 31, 2018, we recognized a deferred tax liability of $22.4 million as a result of acquiring a corporation in connection with one of our acquisitions (see Note 4). The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax liability is $22.3 million at December 31, 2018 and is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2018 or March 31, 2018.

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

Inventories consist of the following at the dates indicated:

	December 31, 2018	March 31, 2018
	(in thousands)
Crude oil	$53,312	$77,351
Natural gas liquids:
Propane	92,328	38,910
Butane	30,855	12,613
Other	8,262	6,515
Refined products:
Gasoline	215,798	253,286
Diesel	125,565	113,939
Renewables:
Ethanol	38,911	38,093
Biodiesel	7,900	10,596
Total	$572,931	$551,303

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired or Formed	December 31, 2018	March 31, 2018
				(in thousands)
Water treatment and disposal facility (2)	Water Solutions	50%	August 2015	$2,378	$2,094
Water services company (3)	Water Solutions	50%	August 2018	2,419	—
E Energy Adams, LLC (4)	Refined Products and Renewables	—%	December 2013	—	15,142
Victory Propane, LLC (5)	Corporate and Other	—%	April 2015	—	—
Total				$4,797	$17,236

(1)	Ownership interest percentages are at December 31, 2018.

(2)	This is an investment in an unincorporated joint venture.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)	This is an investment in an unincorporated joint venture that we acquired as part of an acquisition in August 2018. See for a further discussion.

(4)
On May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC for net proceeds of $18.6 million and recorded a gain on disposal of $3.0 million during the nine months ended December 31, 2018 within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations.

(5)	On August 14, 2018, we sold our previously held 50% interest in Victory Propane. See for a further discussion.

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

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2018	March 31, 2018
	(in thousands)
Loan receivable (1)	$20,119	$29,463
Line fill (2)	33,437	34,897
Tank bottoms (3)	44,148	42,044
Minimum shipping fees - pipeline commitments (4)	23,494	88,757
Other	48,899	49,878
Total	$170,097	$245,039

(1)	Represents the noncurrent portion of a loan receivable associated with our financing of the construction of a natural gas liquids facility that is utilized by a third party.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2018, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. At March 31, 2018, line fill consisted of 360,425 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At December 31, 2018 and March 31, 2018, tank bottoms held in third party terminals consisted of 389,737 barrels and 366,212 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

(4)
Represents the minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for two contracts with crude oil pipeline operators. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see ). During the three months ended June 30, 2018, we entered into a definitive agreement, as described further in Note 13, in which we agreed to provide the benefit of our deficiency credit under one of these contracts. As a result of providing this benefit to the third party, we wrote off $67.7 million of these deficiency credits to (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operation during the three months ended June 30, 2018. Under the remaining other contract for which we have the future benefit, we currently have 16 months in which to ship the excess volumes.

Amounts in the table above do not include other noncurrent assets related to the Retail Propane segment, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2018	March 31, 2018
	(in thousands)
Accrued compensation and benefits	$15,174	$18,033
Excise and other tax liabilities	42,478	40,829
Derivative liabilities	112,374	51,039
Accrued interest	27,360	39,947
Product exchange liabilities	27,220	11,842
Gavilon legal matter settlement (Note 9)	12,500	—
Deferred gain on sale of general partner interest in TLP (1)	—	30,113
Other	26,626	31,701
Total	$263,732	$223,504

(1)	See Note 15 for a discussion of the accounting for the deferred gain upon adoption of ASU No. 2014-09 and ASU No. 2017-05.

Amounts in the table above do not include accrued expenses and other payables related to our South Pecos water disposal assets and Retail Propane segment, as of December 31, 2018 and March 31, 2018, respectively, as these amounts have been classified as liabilities held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

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

Balance at March 31, 2018	$9,927
Net loss attributable to redeemable noncontrolling interest	(446)
Redeemable noncontrolling interest valuation adjustment	3,349
Disposal of redeemable noncontrolling interest	(12,830)
Balance at December 31, 2018	$—

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

Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Weighted average common units outstanding during the period:
Common units - Basic	123,892,680	120,844,008	122,609,625	120,899,502
Effect of Dilutive Securities:
Warrants	1,456,947	2,914,383	—	—
Service awards	610,124	403,575	—	—
Common units - Diluted	125,959,751	124,161,966	122,609,625	120,899,502

For the three months ended December 31, 2018, the Class A Preferred Units (as defined herein) were considered antidilutive. For the three months ended December 31, 2017, the Class A Preferred Units and Performance Awards were

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

considered antidilutive. For the nine months ended December 31, 2018 and 2017, the warrants, Service Awards (as defined herein) and Class A Preferred Units were considered antidilutive.

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands, except unit and per unit amounts)
Income (loss) from continuing operations	$110,432	$31,827	$(108,236)	$(190,454)
Less: Continuing operations loss (income) attributable to noncontrolling interests	307	(89)	1,170	(221)
Net income (loss) from continuing operations attributable to NGL Energy Partners LP	110,739	31,738	(107,066)	(190,675)
Less: Distributions to preferred unitholders (1)	(29,748)	(16,219)	(73,882)	(42,001)
Less: Continuing operations (income) loss allocated to general partner (2)	(115)	(49)	78	132
Less: Repurchase of warrants (3)	—	—	—	(349)
Net income (loss) from continuing operations allocated to common unitholders	$80,876	$15,470	$(180,870)	$(232,893)

Income from discontinued operations, net of tax	$96	$24,942	$404,414	$9,937
Less: Discontinued operations (income) loss attributable to redeemable noncontrolling interests	—	(424)	446	261
Less: Discontinued operations (income) allocated to general partner (2)	—	(24)	(405)	(11)
Net income from discontinued operations allocated to common unitholders	$96	$24,494	$404,455	$10,187

Net income (loss) allocated to common unitholders	$80,972	$39,964	$223,585	$(222,706)

Basic income (loss) per common unit
Income (loss) from continuing operations	$0.65	$0.13	$(1.48)	$(1.92)
Income from discontinued operations, net of tax	0.00	0.20	3.30	0.08
Net income (loss)	$0.65	$0.33	$1.82	$(1.84)
Diluted income (loss) per common unit
Income (loss) from continuing operations	$0.64	$0.12	$(1.48)	$(1.92)
Income from discontinued operations, net of tax	0.00	0.20	3.30	0.08
Net income (loss)	$0.64	$0.32	$1.82	$(1.84)
Basic weighted average common units outstanding	123,892,680	120,844,008	122,609,625	120,899,502
Diluted weighted average common units outstanding	125,959,751	124,161,966	122,609,625	120,899,502

(1)	This amount includes the distribution to preferred unitholders as well as the accretion for the beneficial conversion, as discussed further in Note 10.

(2)	Net (income) loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

(3)	This amount represents the excess of the repurchase price over the fair value of the warrants, as discussed further in Note 10.

Note 4—Acquisitions

The following summarizes our acquisitions during the nine months ended December 31, 2018:

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

Saltwater Water Solutions Facilities

During the nine months ended December 31, 2018, we acquired six saltwater disposal facilities (including 15 saltwater disposal wells) for total consideration of approximately $116.0 million.

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

The agreements for these acquisitions contemplate post-closing payments for certain working capital items. We are accounting for these transactions as business combinations. The following table summarizes the preliminary estimates of the fair values as of December 31, 2018 for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$33,202
Goodwill	58,751
Intangible assets	25,124
Other noncurrent liabilities	(1,127)
Fair value of net assets acquired	$115,950

As of December 31, 2018, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of the property, plant and equipment and intangible assets and (ii) finalize the calculation of asset retirement obligations.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2018 includes revenues of $9.1 million and operating income of $3.7 million that were generated by the operations of these water solutions facilities. We incurred $0.2 million of transaction costs related to these acquisitions during the nine months ended December 31, 2018. These amounts are recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

During the nine months ended December 31, 2018, we also acquired five saltwater disposal wells for total consideration of $24.1 million, which we are accounting for as an acquisition of assets.

Freshwater Water Solutions Facilities

During the nine months ended December 31, 2018, we acquired a ranch and four freshwater facilities (including 27 freshwater wells) and a right-of-way that can be used for pipelines for total consideration of approximately $78.1 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A book/tax difference was created as part of one of these acquisitions and as a result, we have recorded a preliminary noncurrent deferred tax liability of $22.4 million (see Note 2 for a further discussion).

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

The agreements for these acquisitions contemplate post-closing payments for certain working capital items. We are accounting for these transactions as business combinations. The following table summarizes the preliminary estimates of the fair values as of December 31, 2018 for the assets acquired and liabilities assumed (in thousands):

Current assets	$519
Property, plant and equipment	23,787
Goodwill	7,771
Intangible assets	68,624
Investments in unconsolidated entities	2,060
Current liabilities	(173)
Other noncurrent liabilities	(24,527)
Fair value of net assets acquired	$78,061

As of December 31, 2018, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of land, other property, plant and equipment, other intangible assets, including water rights and customer relationships, and the investment in the unconsolidated entity and (ii) calculate additional contingent consideration liabilities. We are also engaging a third party valuation firm to assist us in this effort. The noncurrent deferred tax liability is also considered preliminary and will be finalized once the fair value of the assets acquired has been finalized.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2018 includes revenues of $1.6 million and an operating loss of $0.2 million that were generated by the operations of these water solutions facilities. We incurred $3.7 million of transaction costs related to these acquisitions during the nine months ended December 31, 2018. These amounts are recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

During the nine months ended December 31, 2018, we also acquired an additional ranch (including 18 freshwater wells) for total consideration of $28.4 million, which we are accounting for as an acquisition of assets.

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

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			December 31, 2018	March 31, 2018
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$236,145	$238,487
Pipeline and related facilities	30	-	40	243,762	243,616
Refined products terminal assets and equipment	15	-	25	6,736	6,736
Vehicles and railcars	3	-	25	126,209	121,159
Water treatment facilities and equipment	3	-	30	685,675	601,139
Crude oil tanks and related equipment	2	-	30	211,056	218,588
Barges and towboats	5	-	30	107,999	92,712
Information technology equipment	3	-	7	32,622	30,749
Buildings and leasehold improvements	3	-	40	143,764	147,442
Land				97,047	51,816
Tank bottoms and line fill (1)				20,113	20,118
Other	3	-	20	14,729	11,794
Construction in progress				202,330	77,596
				2,128,187	1,861,952
Accumulated depreciation				(402,025)	(343,345)
Net property, plant and equipment				$1,726,162	$1,518,607

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts in the table above do not include property, plant and equipment and accumulated depreciation related to our South Pecos water disposal assets and Retail Propane segment as of December 31, 2018 and March 31, 2018, respectively, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Depreciation expense	$26,416	$25,493	$77,129	$76,417
Capitalized interest expense	$160	$66	$482	$66

The table above does not include amounts related to the Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Crude Oil Logistics	$(75)	$1,036	$1,251	$(2,993)
Water Solutions	(443)	2,929	2,762	4,368
Liquids	—	(214)	994	638
Total	$(518)	$3,751	$5,007	$2,013

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the nine months ended December 31, 2018:

	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2018	$579,846	$424,465	$149,169	$51,127	$1,204,607
Acquisitions (Note 4)	—	66,522	—	—	66,522
Disposals (Note 16)	—	(24,241)	—	—	(24,241)
Goodwill moved to assets held for sale (1)	—	(64,274)	—	—	(64,274)
Balances at December 31, 2018	$579,846	$402,472	$149,169	$51,127	$1,182,614

(1)	This amount relates to the potential sale of the South Pecos water disposal business (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				December 31, 2018			March 31, 2018
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	20	$716,305	$(353,102)	$363,203	$718,763	$(328,666)	$390,097
Customer commitments	10			310,000	(67,167)	242,833	310,000	(43,917)	266,083
Pipeline capacity rights	30			161,785	(21,090)	140,695	161,785	(17,045)	144,740
Rights-of-way and easements	1	-	40	66,086	(4,761)	61,325	63,995	(3,214)	60,781
Executory contracts and other agreements	3	-	30	45,730	(16,482)	29,248	42,919	(15,424)	27,495
Non-compete agreements	2	-	32	12,715	(2,029)	10,686	5,465	(706)	4,759
Debt issuance costs (1)	5			41,882	(28,261)	13,621	40,992	(24,593)	16,399
Total amortizable				1,354,503	(492,892)	861,611	1,343,919	(433,565)	910,354
Non-amortizable:
Water rights				58,352	—	58,352	—	—	—
Trade names				2,800	—	2,800	2,800	—	2,800
Total non-amortizable				61,152	—	61,152	2,800	—	2,800
Total				$1,415,655	$(492,892)	$922,763	$1,346,719	$(433,565)	$913,154

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include intangible assets and accumulated amortization related to our South Pecos water disposal assets and Retail Propane segment as of December 31, 2018 and March 31, 2018, respectively, as these amounts have been classified as assets held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

The weighted-average remaining amortization period for intangible assets is approximately 13.6 years.

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2018	2017	2018	2017
	(in thousands)
Depreciation and amortization	$27,018	$26,717	$81,100	$81,805
Cost of sales	1,385	1,505	4,234	4,596
Interest expense	1,250	1,154	3,668	3,394
Total	$29,653	$29,376	$89,002	$89,795

Amounts in the table above do not include amortization expense related to the Retail Propane segment, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 14).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2019 (three months)	$28,410
2020	113,187
2021	101,000
2022	88,245
2023	80,316
Thereafter	450,453
Total	$861,611

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2018			March 31, 2018
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$—	$—	$—	$—	$—	$—
Working capital borrowings	889,000	—	889,000	969,500	—	969,500
Senior unsecured notes:
5.125% Notes due 2019 ("2019 Notes") (2)	339,886	(666)	339,220	353,424	(1,653)	351,771
6.875% Notes due 2021 ("2021 Notes")	—	—	—	367,048	(4,499)	362,549
7.500% Notes due 2023 ("2023 Notes")	607,323	(7,295)	600,028	615,947	(8,542)	607,405
6.125% Notes due 2025 ("2025 Notes")	389,135	(5,307)	383,828	389,135	(5,951)	383,184
Other long-term debt	5,492	—	5,492	5,977	—	5,977
	2,230,836	(13,268)	2,217,568	2,701,031	(20,645)	2,680,386
Less: Current maturities	340,533	(666)	339,867	646	—	646
Long-term debt	$1,890,303	$(12,602)	$1,877,701	$2,700,385	$(20,645)	$2,679,740

(1)	Debt issuance costs related to the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

(2)	Amount is included in current maturities, as discussed further below.

Amounts in the table above do not include long-term debt related to the Retail Propane segment, as these amounts have been classified as liabilities held for sale within our unaudited condensed consolidated balance sheets (see Note 14).

Amortization expense for debt issuance costs related to long-term debt in the table above was $0.9 million and $1.5 million during the three months ended December 31, 2018 and 2017, respectively, and $3.4 million and $4.8 million during the nine months ended December 31, 2018 and 2017, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2019 (three months)	$901
2020	2,730
2021	2,367
2022	2,367
2023	2,367
Thereafter	2,536
Total	$13,268

Credit Agreement

We are party to a $1.765 billion credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. As of December 31, 2018, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.250 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $515.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). Our Revolving Credit Facility allows us to reallocate amounts between the Expansion Capital Facility and Working Capital Facility. During the three months ended December 31, 2018, we reallocated $50.0 million from the Working Capital Facility to the Expansion Capital Facility. We had letters of credit of $157.9 million on the Working Capital Facility at December 31, 2018.

At December 31, 2018, the borrowings under the Credit Agreement had a weighted average interest rate of 4.81%, calculated as the weighted average LIBOR rate of 2.46% plus a margin of 2.25% for LIBOR borrowings and the prime rate of 5.50% plus a margin of 1.25% on alternate base rate borrowings. At December 31, 2018, the interest rate in effect on letters of credit was 2.25%. Commitment fees were charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

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

On February 6, 2019, we amended our Credit Agreement, to among other things, reset the basket for the repurchase of common units with a limit of $150 million in aggregate during the remaining term of the Credit Agreement, not to exceed $50 million per fiscal quarter, so long as, both immediately before and after giving pro forma effect to the repurchases, the Partnership’s Leverage Ratio (as defined in our Credit Agreement) is less than 3.25x and Revolving Availability (also as defined in our Credit Agreement) is greater than or equal to $200 million. In addition, the amendment decreases the Maximum Total Leverage Indebtedness Ratio beginning September 30, 2019 with a further decrease beginning March 31, 2020 (as presented in the table below), and amends the defined term “Consolidated EBITDA” to exclude the “Gavilon Energy EPA Settlement” (as defined in the Credit Agreement) solely for the two quarters ending December 31, 2018 and March 31, 2019.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the debt covenant levels specified in the Credit Agreement as of December 31, 2018 (as modified on February 6, 2019):

		Senior Secured	Interest	Total Leverage
Period Beginning	Leverage Ratio (1)	Leverage Ratio (1)	Coverage Ratio (2)	Indebtedness Ratio (1)
December 31, 2018	4.75	3.25	2.75	—
March 31, 2019	4.50	3.25	2.75	6.50
September 30, 2019	4.50	3.25	2.75	6.25
March 31, 2020	4.50	3.25	2.75	6.00

(1)	Represents the maximum ratio for the period presented.

(2)	Represents the minimum ratio for the period presented.

At December 31, 2018, our leverage ratio was approximately 2.96 to 1, our senior secured leverage ratio was approximately 0.01 to 1 and our interest coverage ratio was approximately 3.18 to 1.

We were in compliance with the covenants under the Credit Agreement at December 31, 2018.

Senior Unsecured Notes

Redemption

On October 16, 2018, we redeemed all of the remaining outstanding 2021 Notes. The following table summarizes the redemption of the 2021 Notes for the periods indicated:

Three and Nine Months Ended
December 31,
2018
(in thousands)
2021 Notes
Notes redeemed	$367,048
Cash paid (excluding payments of accrued interest)	$373,358
Loss on early extinguishment of debt (1)	$(10,131)

(1)
Loss on the early extinguishment of debt for the 2021 Notes during the three months and nine months ended December 31, 2018 is inclusive of the write off of debt issuance costs of $3.8 million. The loss is reported within loss on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Prior to the October 16, 2018 redemption of all of the remaining outstanding 2021 Notes, we paid the final semiannual interest payment on the 2021 Notes of $12.6 million on October 15, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2018	2018
	(in thousands)
2019 Notes
Notes repurchased	$13,538	$13,538
Cash paid (excluding payments of accrued interest)	$13,538	$13,538
Loss on early extinguishment of debt (1)	$(26)	$(26)

2023 Notes
Notes repurchased	$3,624	$8,624
Cash paid (excluding payments of accrued interest)	$3,506	$8,575
Gain (loss) on early extinguishment of debt (2)	$74	$(63)

(1)
Loss on the early extinguishment of debt for the 2019 Notes during the three months and nine months ended December 31, 2018 is inclusive of the write off of debt issuance costs of less than $0.1 million. The loss is reported within loss on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

(2)
Gain (loss) on the early extinguishment of debt for the 2023 Notes during the three months and nine months ended December 31, 2018 is inclusive of the write off of debt issuance costs of less than $0.1 million and $0.1 million, respectively. The gain (loss) is reported within loss on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

At December 31, 2018, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $5.5 million at December 31, 2018.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2018:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2019 (three months)	$—	$—	$161	$161
2020	—	339,886	648	340,534
2021	—	—	4,683	4,683
2022	889,000	—	—	889,000
2023	—	—	—	—
Thereafter	—	996,458	—	996,458
Total	$889,000	$1,336,344	$5,492	$2,230,836

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. Both defendants have a pending motion for judgment as a matter of law on the fraudulent misrepresentation claim and plan to file post-verdict motions as appropriate before the trial court, and, if need be, will file an appeal to the Delaware Supreme Court. It is our position that the awards, even if they each stand, are not cumulative. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the board of directors once all information is available to it and after the post-trial and any appellate process has run its course and the verdict is final as a matter of law. Because the Partnership is a named defendant in the lawsuit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million. As of December 31, 2018, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At December 31, 2018, we have an environmental liability, measured on an undiscounted basis, of $2.3 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

In 2015, as previously disclosed, the U.S. Environmental Protection Agency (“EPA”) informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (“Gavilon Energy”), of alleged violations that occurred in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint. On May 24, 2017, the court denied our motion to dismiss. Subsequently, the EPA filed a second amended complaint seeking an order declaring Western Dubuque’s RINs invalid, an order requiring us to retire an equivalent number of valid RINs and an award against us of statutory civil penalties. In May 2018, the parties completed briefing on cross-motions for summary judgment concerning liability issues in the case. On July 3, 2018, the Court denied our summary judgment motion and largely granted the plaintiff’s two summary judgment motions on liability. On July 19, 2018, Gavilon Energy reached an agreement in principle with the EPA regarding the terms of a settlement of the case, which was memorialized in a consent decree lodged to the Court on September 27, 2018. Such terms will result in Gavilon Energy paying cash of $25.0 million and retiring 36 million RINs, over a twelve-month period. The consent decree was approved by the Court on November 8, 2018. The consent decree resolves all matters between Gavilon Energy and the EPA in connection with the above-described complaint. During the three months ended December 31, 2018, we paid the EPA $12.5 million and retired all

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

36 million RINs. As of December 31, 2018, we have an accrual, which is included within accrued expenses and other payables in our unaudited condensed consolidated balance sheet, of $12.5 million.

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

Balance at March 31, 2018	$9,133
Liabilities incurred	441
Liabilities assumed in acquisitions	28
Liabilities moved to liabilities held for sale (1)	(239)
Liabilities settled	(867)
Accretion expense	511
Balance at December 31, 2018	$9,007

(1)	This amount relates to the potential sale of the South Pecos water disposal business (see Note 14).

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

Operating Leases

We have executed various noncancelable operating lease agreements for product storage, office space, vehicles, real estate, railcars, and equipment. The following table summarizes future minimum lease payments under these agreements at December 31, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (three months)	$29,233
2020	120,861
2021	99,496
2022	72,693
2023	52,270
Thereafter	47,761
Total	$422,314

Rental expense relating to operating leases was $26.5 million and $30.4 million during the three months ended December 31, 2018 and 2017, respectively, and $81.1 million and $92.9 million for the nine months ended December 31, 2018 and 2017, respectively. Amounts do not include rental expense associated with the Retail Propane segment, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 14).

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

The following table summarizes future minimum throughput payments under these agreements at December 31, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (three months)	$12,924
2020	43,203
Total	$56,127

Of the total future minimum throughput payments in the table above, a third party has agreed to assume all rights and privileges and to be fully responsible for any minimum shipping fees due for actual shipments that are less than our allotted capacity related to $7.4 million of the fiscal year 2019 (three months) amount and $30.0 million of the fiscal year 2020 amount under a definitive agreement we signed during the three months ended June 30, 2018 (see Note 13).

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At December 31, 2018, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2019 (three months)	$64,647	1,236	$13,228	17,472
2020	—	—	1,363	1,764
Total	$64,647	1,236	$14,591	19,236

Index-Price Commodity Purchase Commitments:
2019 (three months)	$520,372	12,564	$223,915	341,020
2020	751,988	17,698	31,787	52,340
2021	401,873	9,314	—	—
2022	344,897	7,729	—	—
2023	255,400	5,482	—	—
Thereafter	194,673	4,111	—	—
Total	$2,469,203	56,898	$255,702	393,360

(1)
Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline. As these purchase commitments are deliver-or-pay contracts, we have not entered into corresponding long-term sales contracts for volumes we may not receive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At December 31, 2018, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2019 (three months)	$66,934	1,236	$125,315	125,194
2020	—	—	22,034	26,322
2021	—	—	247	250
Total	$66,934	1,236	$147,596	151,766

Index-Price Commodity Sale Commitments:
2019 (three months)	$631,014	14,417	$289,954	357,514
2020	252,541	5,426	98,176	140,827
2021	—	—	76,800	117,180
Total	$883,555	19,843	$464,930	615,521

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $129.1 million of our prepaid expenses and other current assets and $112.1 million of our accrued expenses and other payables at December 31, 2018.

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

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and the warrants that were exercised for common units during the nine months ended December 31, 2018, we issued 2,564 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Equity Issuances

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We did not issue any common units under the ATM Program during the nine months ended December 31, 2018, and approximately $134.7 million remained available for sale under the ATM Program at December 31, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our Distributions

The following table summarizes distributions declared on our common units during the last four quarters:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2018	May 7, 2018	May 15, 2018	$0.3900	$47,374	$82
July 24, 2018	August 8, 2018	August 14, 2018	$0.3900	$47,600	$82
October 23, 2018	November 8, 2018	November 14, 2018	$0.3900	$48,260	$83
January 22, 2019	February 6, 2019	February 14, 2019	$0.3900	$48,373	$83

Class A Convertible Preferred Units

On April 21, 2016, we received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Convertible Preferred Units (“Class A Preferred Units”) and 4,375,112 warrants.

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. Accretion for the beneficial conversion feature, recorded as a deemed distribution, was $18.6 million and $5.0 million during the three months ended December 31, 2018 and 2017, respectively, and $40.4 million and $12.3 million during the nine months ended December 31, 2018 and 2017, respectively.

The holders of the warrants may exercise one-third of the warrants from and after the first anniversary of the original issue date, another one-third of the warrants from and after the second anniversary and the final one-third of the warrants from and after the third anniversary. The warrants have an exercise price of $0.01 and an eight year term. We repurchased 1,229,575 unvested warrants for a total purchase price of $15.0 million on April 26, 2018. During the nine months ended December 31, 2018, 228,797 warrants were exercised for common units and we received proceeds of less than $0.1 million. As of December 31, 2018, we had 1,458,371 warrants that remain outstanding.

We pay a cumulative, quarterly distribution in arrears at an annual rate of 10.75% on the Class A Preferred Units to the extent declared by the board of directors of our general partner. The following table summarizes distributions declared on our Class A Preferred Units during the last four quarters:

		Amount Paid/Payable to Class A
Date Declared	Payment Date	Preferred Unitholders
		(in thousands)
April 24, 2018	May 15, 2018	$6,449
July 24, 2018	August 14, 2018	$6,449
October 23, 2018	November 14, 2018	$6,449
January 22, 2019	February 14, 2019	$6,449

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The current distribution rate for the Class B Preferred Units is 9.0% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last four quarters:

			Amount Paid to Class B
Date Declared	Record Date	Payment Date	Preferred Unitholders
			(in thousands)
March 19, 2018	April 2, 2018	April 16, 2018	$4,725
June 19, 2018	July 2, 2018	July 16, 2018	$4,725
September 12, 2018	October 1, 2018	October 15, 2018	$4,725
December 17, 2018	December 31, 2018	January 15, 2019	$4,725

The distribution amount paid on January 15, 2019 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2018.

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

The following table summarizes the Service Award activity during the nine months ended December 31, 2018:

Unvested Service Award units at March 31, 2018	2,278,875
Units granted	2,910,676
Units vested and issued	(2,347,751)
Units forfeited	(232,500)
Unvested Service Award units at December 31, 2018	2,609,300

In connection with the vesting of certain restricted units during the nine months ended December 31, 2018, we canceled 15,550 of the newly-vested common units in satisfaction of $0.2 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

The following table summarizes the scheduled vesting of our unvested Service Award units at December 31, 2018:

Fiscal Year Ending March 31,
2019 (three months)	308,900
2020	1,002,725
2021	866,175
2022	431,500
Total	2,609,300

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended December 31, 2018 and 2017, we recorded compensation expense related to Service Award units of $3.4 million and $3.1 million, respectively. During the nine months ended December 31, 2018 and 2017, we recorded compensation expense related to Service Awards units of $8.5 million and $11.7 million, respectively.

Of the restricted units granted and vested during the nine months ended December 31, 2018, 1,745,801 units were granted as a bonus for performance during the fiscal year ended March 31, 2018. The total amount of these bonus payments were $20.4 million, of which we had accrued $6.3 million as of March 31, 2018.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at December 31, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (three months)	$3,570
2020	8,157
2021	4,076
2022	1,316
Total	$17,119

Beginning in April 2015, our general partner granted Performance Award units to certain employees. The number of Performance Award units that would vest was contingent on the performance of our common units relative to the performance of the other entities in the Index. Performance was to be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. During the three months ended December 31, 2018, the Compensation Committee of the board of directors terminated the Performance Award plan and all unvested outstanding Performance Awards units were canceled. Accordingly, as no replacement awards were granted, all previously unrecognized compensation cost was expensed as of the cancellation date.

The following table summarizes the Performance Award activity during the nine months ended December 31, 2018:

Unvested Performance Award units at March 31, 2018	917,000
Units forfeited	(445,500)
Units canceled	(471,500)
Unvested Performance Award units at December 31, 2018	—

During the July 1, 2015 through June 30, 2018 performance period, the return on our common units was below the return of the 50th percentile of our peer companies in the Index. As a result, no Performance Award units vested on July 1, 2018 and performance units with the July 1, 2018 vesting date are considered to be forfeited.

The fair value of the Performance Awards was estimated using a Monte Carlo simulation at the grant date. We recorded the expense on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. Any Performance Awards not earned at the end of the performance period will terminate, expire and otherwise be forfeited by the participants. During the three months ended December 31, 2018 and 2017, we recorded compensation expense related to Performance Award units of $3.1 million and $1.1 million, respectively. During the nine months ended December 31, 2018 and 2017, we recorded compensation expense related to Performance Awards units of $4.9 million and $4.5 million, respectively.

The LTIP provides that units allocated to satisfy tax withholding obligations are not deemed to reduce availability for awards under the LTIP. Following a review of the LTIP, the Compensation Committee of the board of directors determined that units vested after July 1, 2016 were inadvertently counted as a reduction to the Partnership’s LTIP reserve. Accordingly, after making the adjustments as provided for in the LTIP, as of December 31, 2018, there are approximately 3.2 million units remaining available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	December 31, 2018		March 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$170,644	$(5,793)	$5,093	$(20,186)
Level 2 measurements	130,513	(114,349)	48,752	(54,410)
	301,157	(120,142)	53,845	(74,596)

Netting of counterparty contracts (1)	(7,157)	7,157	(2,922)	2,922
Net cash collateral (held) provided	(131,960)	382	(1,762)	17,263
Commodity derivatives	$162,040	$(112,603)	$49,161	$(54,411)

(1)	Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a netting arrangement with the counterparty.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2018	March 31, 2018
	(in thousands)
Prepaid expenses and other current assets	$161,823	$49,161
Other noncurrent assets	217	—
Accrued expenses and other payables	(112,374)	(51,039)
Other noncurrent liabilities	(229)	(3,372)
Net commodity derivative asset (liability)	$49,437	$(5,250)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2018:
Crude oil fixed-price (1)	January 2019–January 2020	(1,721)	$27,647
Propane fixed-price (1)	January 2019–March 2020	923	(3,110)
Refined products fixed-price (1)	January 2019–December 2020	(6,506)	148,035
Other	January 2019–March 2022		8,443
			181,015
Net cash collateral held			(131,578)
Net commodity derivative asset			$49,437

At March 31, 2018:
Cross-commodity (2)	April 2018–March 2019	155	$(430)
Crude oil fixed-price (1)	April 2018–December 2019	(1,376)	(8,960)
Crude oil index (1)	April 2018–April 2018	(10)	(6)
Propane fixed-price (1)	April 2018–February 2019	14	1,849
Refined products fixed-price (1)	April 2018–January 2020	(5,419)	(17,081)
Refined products index (1)	April 2018–April 2018	(4)	(17)
Other	April 2018–March 2022		3,894
			(20,751)
Net cash collateral provided			15,501
Net commodity derivative liability			$(5,250)

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

During the three months and nine months ended December 31, 2018, we recorded net gains of $239.7 million and $150.7 million, respectively, from our commodity derivatives to cost of sales in our unaudited condensed consolidated statements of operations. During the three months and nine months ended December 31, 2017, we recorded net losses of $64.9 million and $99.5 million, respectively, from our commodity derivatives to cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2018, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2018, we had $0.9 billion of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 4.81%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2018 (in thousands):

Senior Unsecured Notes:
2019 Notes	$338,191
2023 Notes	$588,602
2025 Notes	$339,034

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
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$718,621	$556,001	$2,300,703	$1,446,560
Crude oil transportation and other	40,003	33,017	107,032	89,318
Non-Topic 606 revenues	2,909	—	9,291	—
Elimination of intersegment sales	(10,353)	(4,011)	(21,962)	(8,934)
Total Crude Oil Logistics revenues	751,180	585,007	2,395,064	1,526,944
Water Solutions:
Topic 606 revenues
Disposal service fees	55,470	41,045	167,573	109,648
Sale of recovered hydrocarbons	17,337	17,021	56,063	37,427
Freshwater revenues	651	—	1,939	—
Other service revenues	1,986	5,958	5,753	14,948
Non-Topic 606 revenues	14	—	39	—
Total Water Solutions revenues	75,458	64,024	231,367	162,023
Liquids:
Topic 606 revenues
Propane sales	372,224	403,236	793,605	733,684
Butane sales	222,412	228,535	481,459	408,312
Other product sales	151,246	123,677	471,547	310,389
Service revenues	7,616	6,166	17,509	16,106
Non-Topic 606 revenues	6,314	—	16,506	—
Elimination of intersegment sales	(10,379)	(2,025)	(20,854)	(3,707)
Total Liquids revenues	749,433	759,589	1,759,772	1,464,784
Refined Products and Renewables:
Topic 606 revenues
Refined products sales	1,372,214	2,845,482	4,260,920	8,493,357
Renewables sales	—	99,436	—	313,366
Service fees and other revenues	—	94	—	262
Non-Topic 606 revenues	3,428,216	—	10,227,699	—
Elimination of intersegment sales	—	(138)	—	(268)
Total Refined Products and Renewables revenues	4,800,430	2,944,874	14,488,619	8,806,717
Corporate and Other:
Non-Topic 606 revenues	319	289	1,066	696
Elimination of intersegment sales	—	—	—	—
Total Corporate and Other revenues	319	289	1,066	696
Total revenues	$6,376,820	$4,353,783	$18,875,888	$11,961,164

(1)	We adopted ASC 606 as of April 1, 2018. Revenue reported in fiscal year 2018 is recorded under the ASC 605 guidance.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization expense and operating income (loss) by segment for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$18,387	$20,092	$56,486	$61,885
Water Solutions	27,561	24,586	79,212	73,847
Liquids	6,412	6,247	19,339	18,718
Refined Products and Renewables	321	323	962	971
Corporate and Other	753	962	2,230	2,801
Total depreciation and amortization	$53,434	$52,210	$158,229	$158,222

Operating Income (Loss):
Crude Oil Logistics	$32,022	$106,279	$(36,694)	$111,832
Water Solutions	86,737	(1,373)	97,476	(10,075)
Liquids	21,532	22,290	34,913	(104,589)
Refined Products and Renewables	33,680	(4,791)	33,195	30,747
Corporate and Other	(16,394)	(21,846)	(69,176)	(56,031)
Total operating income (loss)	$157,577	$100,559	$59,714	$(28,116)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Crude Oil Logistics	$6,169	$14,788	$21,701	$26,509
Water Solutions	115,928	22,556	463,423	56,996
Liquids	357	1,188	1,738	2,868
Corporate and Other	248	625	846	1,334
Total	$122,702	$39,157	$487,708	$87,707

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	December 31, 2018	March 31, 2018
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,596,396	$1,638,558
Water Solutions	1,523,897	1,256,143
Liquids (1)	480,187	501,302
Refined Products and Renewables	203,842	208,849
Corporate and Other	27,217	31,516
Total	$3,831,539	$3,636,368

(1)	Includes $0.5 million and $0.6 million of non-US long-lived assets at December 31, 2018 and March 31, 2018, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2018	March 31, 2018
	(in thousands)
Total assets:
Crude Oil Logistics	$2,190,002	$2,285,813
Water Solutions	1,607,308	1,323,171
Liquids (1)	827,920	717,690
Refined Products and Renewables	1,132,082	1,204,633
Corporate and Other	74,126	102,211
Assets held for sale	124,509	517,604
Total	$5,955,947	$6,151,122

(1)	Includes $30.3 million and $27.5 million of non-US total assets at December 31, 2018 and March 31, 2018, respectively.

Note 13—Transactions with Affiliates

SemGroup Corporation (“SemGroup”) holds ownership interests in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our unaudited condensed consolidated statements of operations. We also lease crude oil storage from SemGroup.

We purchase ethanol from E Energy Adams, LLC, in which we previously held an ownership interest as an equity method investee. We sold our interest in E Energy Adams, LLC on May 3, 2018 (see Note 2). These transactions are reported within cost of sales in our unaudited condensed consolidated statements of operations.

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Sales to SemGroup	$257	$178	$926	$408
Purchases from SemGroup	$—	$1,050	$1,337	$3,978
Sales to equity method investees	$—	$98	$—	$294
Purchases from equity method investees	$—	$18,373	$—	$66,842
Sales to entities affiliated with management	$13,470	$64	$28,886	$204
Purchases from entities affiliated with management	$92,066	$193	$251,199	$1,540

Accounts receivable from affiliates consist of the following at the dates indicated:

	December 31, 2018	March 31, 2018
	(in thousands)
Receivables from SemGroup	$86	$49
Receivables from NGL Energy Holdings LLC	7,267	4,693
Receivables from equity method investees	—	6
Receivables from entities affiliated with management	5,211	24
Total	$12,564	$4,772

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts payable to affiliates consist of the following at the dates indicated:

	December 31, 2018	March 31, 2018
	(in thousands)
Payables to equity method investees	$—	$8
Payables to entities affiliated with management	23,410	1,246
Total	$23,410	$1,254

Other Related Party Transactions

Repurchase of Warrants

On April 26, 2018, we repurchased outstanding warrants, as discussed further in Note 10, from funds managed by Oaktree Capital Management, L.P., who are represented on the board of directors of our general partner.

Agreement with WPX Energy Marketing, LLC (“WPX”)

During the three months ended June 30, 2018, we entered into a definitive agreement with WPX. Under this agreement, we agreed to provide WPX the benefit of our minimum shipping fees or deficiency credits (fees paid in previous periods that were in excess of the volumes actually shipped) totaling $67.7 million at the time of the transaction (as discussed further in Note 2), which can be utilized for volumes shipped that exceed the minimum monthly volume commitment in subsequent periods. As a result, we wrote-off these minimum shipping fees included within other noncurrent assets in our unaudited condensed consolidated balance sheet (see Note 2) and recorded a loss within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. We also agreed that we would only ship crude oil that we are required to purchase from WPX in utilizing our allotted capacity on these pipelines and they agreed to be fully responsible to us for all deficiency payments (money due when our actual shipments are less than our allotted capacity) for the remaining term of our contract, which totals $50.3 million (as discussed further in Note 9). As consideration for this transaction, we paid WPX a net $35.3 million, which we have recorded as a loss within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. A member of the board of directors of our general partner is also an executive of WPX.

Victory Propane

At March 31, 2018, we had a loan receivable from Victory Propane, an equity method investee (see Note 2), of $1.2 million. As the sale of virtually all of our Retail Propane segment to Superior (see Note 1) included the Michigan assets we acquired from Victory Propane during the three months ended December 31, 2017, we were able to recognize our proportionate share of the gain recognized by Victory Propane. As a result, we were able to reverse our proportionate share of their losses that had been recorded against the balance of the loan receivable and write up the value of our investment in Victory Propane to $0.8 million. On August 14, 2018, we sold our 50% interest in Victory Propane to Victory Propane, LLC. As consideration, we received a promissory note in the amount of $3.4 million, which encompassed the purchase price for our 50% interest plus the outstanding balance of the loan receivable of $2.6 million as of the date of the transaction. The promissory note bears no interest and matures on July 31, 2023. We discounted the promissory note to its net present value of $2.6 million, with the amount of the reduction in the value of the promissory note recorded as a loss within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. This was the final transaction in exiting the retail propane business and was considered to be inconsequential by management. As a result of the sale, Victory Propane is no longer considered a related party.

Note 14—Assets, Liabilities and Redeemable Noncontrolling Interest Held for Sale and Discontinued Operations

On December 20, 2018, we entered into a definitive agreement with a subsidiary of WaterBridge Resources LLC to sell our South Pecos water disposal business for $238.8 million in cash proceeds and additional consideration upon meeting certain criteria. We will retain this business through closing, which is expected to be before March 31, 2019. These operations include: (i) nine saltwater disposal facilities, (ii) all disposal agreements, commercial, surface and other contracts related to those facilities, (iii) pipelines connected to the facilities and (iv) several disposal permits. All of the assets to be sold in this transaction are located near the town of Pecos, Texas in southern Reeves and Ward counties. The assets and liabilities of our South Pecos business subject to this transaction have been classified as held for sale in our December 31, 2018 unaudited

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

condensed consolidated balance sheet. As this sale transaction does not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Water Solutions segment have not been classified as discontinued operations.

As discussed in Note 1, as of June 30, 2018, we met the criteria for classifying the assets, liabilities and redeemable noncontrolling interest of our Retail Propane segment as held for sale and the operations as discontinued. On July 10, 2018, we completed the sale of virtually all of our Retail Propane segment to Superior and on August 14, 2018, we sold our previously held interest in Victory Propane, see Note 1 for a further discussion. The assets and liabilities of our Retail Propane segment have been classified as held for sale in our March 31, 2018 unaudited condensed consolidated balance sheet.

The following table summarizes the major classes of assets, liabilities and redeemable noncontrolling interest classified as held for sale at the dates indicated:

	December 31, 2018	March 31, 2018
	(in thousands)
Assets Held for Sale
Cash and cash equivalents	$—	$4,113
Accounts receivable-trade, net	—	45,924
Inventories	—	13,250
Prepaid expenses and other current assets	—	2,796
Property, plant and equipment, net	55,976	201,340
Goodwill	64,274	107,951
Intangible assets, net	4,259	141,328
Other assets	—	902
Total assets held for sale	$124,509	$517,604

Liabilities and Redeemable Noncontrolling Interest Held for Sale
Accounts payable-trade	$—	$7,790
Accrued expenses and other payables	1,233	6,583
Advance payments received from customers	—	12,842
Current maturities of long-term debt	—	2,550
Long-term debt, net	—	2,888
Other noncurrent liabilities	9,331	—
Redeemable noncontrolling interest	—	9,927
Total liabilities and redeemable noncontrolling interest held for sale	$10,564	$42,580

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations related to the Retail Propane segment for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Revenues	$—	$160,069	$70,859	$291,872
Cost of sales	—	87,487	36,758	148,443
Operating expenses	160	33,750	27,328	90,592
General and administrative expense	—	2,822	2,589	7,750
Depreciation and amortization	—	11,130	8,706	34,205
(Gain) loss on disposal or impairment of assets, net (1)	(263)	908	(407,646)	2,004
Operating income from discontinued operations	103	23,972	403,124	8,878
Equity in earnings of unconsolidated entities	—	838	1,183	593
Interest expense	—	(94)	(125)	(331)
Other income, net	—	226	364	862
Income from discontinued operations before taxes (2)	103	24,942	404,546	10,002
Income tax expense	(7)	—	(132)	(65)
Income from discontinued operations, net of tax	$96	$24,942	$404,414	$9,937

(1)
Amount for the nine months ended December 31, 2018 includes a gain of $408.9 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018, partially offset by a loss of $1.3 million on the sale of a portion of our Retail Propane segment to DCC on March 30, 2018 related to a working capital adjustment.

(2)
Amounts include income (loss) attributable to redeemable noncontrolling interests. Income attributable to redeemable noncontrolling interest was $0.4 million for the three months ended December 31, 2017, and the loss attributable to redeemable noncontrolling interest was $0.4 million and $0.3 million, respectively, for the nine months ended December 31, 2018 and 2017. There was no income attributable to redeemable noncontrolling interest for the three months ended December 31, 2018.

Continuing Involvement

We have commitments to sell up to 52.6 million gallons of propane, valued at $45.1 million (based on the contract price) to Superior and DCC, the purchasers of the Retail Propane segment, through March 2020. During the three months and nine months ended December 31, 2018, we received a combined $29.6 million and $45.3 million, respectively, from Superior and DCC for propane sold to them during the period.
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

The following tables summarize the impact of adoption on our unaudited condensed consolidated balance sheet at December 31, 2018 and our unaudited condensed consolidated statements of operations for the three months and nine months ended December 31, 2018:

	Unaudited Condensed Consolidated Balance Sheet
	December 31, 2018
	As Reported	Balances Without Adoption of ASU No. 2014-09	Effect of Change Increase/(Decrease)
	(in thousands)
Accrued expenses and other payables	$263,732	$293,845	$(30,113)
Other noncurrent liabilities	$74,903	$161,512	$(86,609)
Equity:
General partner	$(50,581)	$(50,697)	$116
Limited partners	$2,085,780	$1,969,174	$116,606

	Unaudited Condensed Consolidated Statement of Operations
	Three Months Ended December 31, 2018
	As Reported	Balances Without Adoption of ASU No. 2014-09	Effect of Change Increase/(Decrease)
	(in thousands)
Gain on disposal or impairment of assets, net	$(36,246)	$(43,774)	$7,528
Operating income	$157,577	$165,105	$(7,528)
Net income	$110,528	$118,056	$(7,528)

	Unaudited Condensed Consolidated Statement of Operations
	Nine Months Ended December 31, 2018
	As Reported	Balances Without Adoption of ASU No. 2014-09	Effect of Change Increase/(Decrease)
	(in thousands)
Loss on disposal or impairment of assets, net	$71,077	$48,493	$22,584
Operating income	$59,714	$82,298	$(22,584)
Net income	$296,178	$318,762	$(22,584)

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

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASU No. 2014-09 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

consideration at March 31, 2018. Our costs to obtain or fulfill our revenue contracts were not material as of December 31, 2018.

The majority of our revenue agreements are within scope under ASU No. 2014-09 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 840, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Refined and Renewables segment includes $151.2 million of net gains related to changes in the marked-to-market value of these arrangements recorded during the three months and nine months ended December 31, 2018.

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

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at December 31, 2018 (in thousands):

Fiscal Year Ending March 31,
2019 (three months)	$47,958
2020	143,368
2021	110,593
2022	106,566
2023	105,316
Thereafter	334,657
Total	$848,458

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

The following tables summarizes the balances of our contract assets and liabilities at the dates indicated:

	Balance at
	April 1, 2018	December 31, 2018
	(in thousands)
Accounts receivable from contracts with customers	$677,095	$671,199

2018
(in thousands)
Contract liabilities balance at April 1	$8,374
Payment received and deferred	66,030
Payment recognized in revenue	(52,967)
Contract liabilities balance at December 31	$21,437

Note 16—Other Matters

On November 30, 2018, we completed the sale of NGL Water Solutions Bakken, LLC to an affiliate of Tallgrass Energy, LP for $91.0 million in gross cash proceeds and recorded a gain on disposal of $35.7 million during the nine months

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

ended December 31, 2018 within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. These operations include five saltwater disposal wells located in McKenzie and Dunn Counties, North Dakota. We have made the strategic decision to exit the Bakken saltwater disposal business, as we focus our efforts in larger core areas of operations.

Note 17—Subsequent Events

On January 3, 2019, we repurchased $11.9 million of the 2019 Notes.

On January 30, 2019, we executed a purchase and sale agreement under which we will purchase DCP Midstream LP’s natural gas liquids terminal business. Under the terms of the purchase, we will acquire five propane rail terminals and 50% ownership interest in an additional rail terminal for $90.0 million in cash. This agreement also includes an import/export terminal located in Chesapeake, Virginia, with the capability to load and unload ships. These assets will complement our existing liquids portfolio and create additional opportunities for new and existing customers to supply their business and provides access to water for imports and exports. The transaction is subject to certain regulatory and other customary closing conditions and is expected to close by March 31, 2019.

Note 18—Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,892	$—	$14,883	$2,250	$—	$23,025
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	1,005,833	200	—	1,006,033
Accounts receivable-affiliates	—	—	12,564	—	—	12,564
Inventories	—	—	572,803	128	—	572,931
Prepaid expenses and other current assets	—	—	209,750	702	—	210,452
Assets held for sale	—	—	124,509	—	—	124,509
Total current assets	5,892	—	1,940,342	3,280	—	1,949,514
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,596,911	129,251	—	1,726,162
GOODWILL	—	—	1,111,219	71,395	—	1,182,614
INTANGIBLE ASSETS, net of accumulated amortization	—	—	848,245	74,518	—	922,763
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	4,797	—	—	4,797
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,233,222	—	(1,249,716)	16,494	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,472,606	—	211,793	—	(2,684,399)	—
OTHER NONCURRENT ASSETS	—	—	170,097	—	—	170,097
Total assets	$3,711,720	$—	$4,633,688	$294,938	$(2,684,399)	$5,955,947
LIABILITIES AND EQUITY
CURRENT LIABILITIES AND REDEEMABLE NONCONTROLLING INTEREST:
Accounts payable-trade	$—	$—	$905,830	$128	$—	$905,958
Accounts payable-affiliates	1	—	23,409	—	—	23,410
Accrued expenses and other payables	28,052	—	234,996	684	—	263,732
Advance payments received from customers	—	—	19,465	1,972	—	21,437
Current maturities of long-term debt, net of debt issuance costs	339,220	—	647	—	—	339,867
Liabilities and redeemable noncontrolling interest held for sale	—	—	10,564	—	—	10,564
Total current liabilities and redeemable noncontrolling interest	367,273	—	1,194,911	2,784	—	1,564,968
LONG-TERM DEBT, net of debt issuance costs and current maturities	983,856	—	893,845	—	—	1,877,701
OTHER NONCURRENT LIABILITIES	—	—	72,326	2,577	—	74,903
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	122,934	—	—	—	—	122,934
EQUITY:
Partners’ equity	2,237,657	—	2,472,606	289,850	(2,762,183)	2,237,930
Accumulated other comprehensive loss	—	—	—	(273)	—	(273)
Noncontrolling interests	—	—	—	—	77,784	77,784
Total equity	2,237,657	—	2,472,606	289,577	(2,684,399)	2,315,441
Total liabilities and equity	$3,711,720	$—	$4,633,688	$294,938	$(2,684,399)	$5,955,947

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$6,373,719	$4,286	$(1,185)	$6,376,820
COST OF SALES	—	—	6,115,051	518	(1,185)	6,114,384
OPERATING COSTS AND EXPENSES:
Operating	—	—	60,816	2,076	—	62,892
General and administrative	—	—	24,619	160	—	24,779
Depreciation and amortization	—	—	50,877	2,557	—	53,434
Gain on disposal or impairment of assets, net	—	—	(36,246)	—	—	(36,246)
Operating Income (Loss)	—	—	158,602	(1,025)	—	157,577
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	1,777	—	—	1,777
Interest expense	(24,026)	—	(15,124)	(12)	11	(39,151)
Loss on early extinguishment of liabilities, net	(10,083)	—	—	—	—	(10,083)
Other income, net	—	—	1,303	—	(11)	1,292
(Loss) Income From Continuing Operations Before Income Taxes	(34,109)	—	146,558	(1,037)	—	111,412
INCOME TAX EXPENSE	—	—	(980)	—	—	(980)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	144,944	—	(730)	—	(144,214)	—
Income (Loss) From Continuing Operations	110,835	—	144,848	(1,037)	(144,214)	110,432
Income From Discontinued Operations, Net of Tax	—	—	96	—	—	96
Net Income (Loss)	110,835	—	144,944	(1,037)	(144,214)	110,528
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					307	307
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$110,835	$—	$144,944	$(1,037)	$(143,907)	$110,835

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$4,352,426	$1,595	$(238)	$4,353,783
COST OF SALES	—	—	4,235,965	139	(238)	4,235,866
OPERATING COSTS AND EXPENSES:
Operating	—	—	50,734	406	—	51,140
General and administrative	—	—	26,326	70	—	26,396
Depreciation and amortization	—	—	51,707	503	—	52,210
Gain on disposal or impairment of assets, net	—	—	(112,388)	—	—	(112,388)
Operating Income	—	—	100,082	477	—	100,559
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	2,588	—	—	2,588
Interest expense	(36,019)	—	(15,677)	(11)	11	(51,696)
Loss on early extinguishment of liabilities, net	(21,141)	—	—	—	—	(21,141)
Other income (expense), net	—	—	2,092	(2)	(209)	1,881
(Loss) Income From Continuing Operations Before Income Taxes	(57,160)	—	89,085	464	(198)	32,191
INCOME TAX EXPENSE	—	—	(364)	—	—	(364)
EQUITY IN NET INCOME FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	113,416	—	1,012	—	(114,428)	—
Income From Continuing Operations	56,256	—	89,733	464	(114,626)	31,827
Income From Discontinued Operations, Net of Tax	—	—	23,683	1,061	198	24,942
Net Income	56,256	—	113,416	1,525	(114,428)	56,769
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(89)	(89)
LESS: NET INCOME ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					(424)	(424)
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$56,256	$—	$113,416	$1,525	$(114,941)	$56,256

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Nine Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$18,867,974	$10,768	$(2,854)	$18,875,888
COST OF SALES	—	—	18,322,426	495	(2,854)	18,320,067
OPERATING COSTS AND EXPENSES:
Operating	—	—	173,257	6,206	—	179,463
General and administrative	—	—	85,847	691	—	86,538
Depreciation and amortization	—	—	150,551	7,678	—	158,229
Loss on disposal or impairment of assets, net	—	—	71,077	—	—	71,077
Revaluation of liabilities	—	—	800	—	—	800
Operating Income (Loss)	—	—	64,016	(4,302)	—	59,714
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	2,375	—	—	2,375
Interest expense	(83,011)	—	(43,765)	(35)	34	(126,777)
Loss on early extinguishment of liabilities, net	(10,220)	—	—	—	—	(10,220)
Other expense, net	—	—	(30,787)	—	(219)	(31,006)
(Loss) Income From Continuing Operations Before Income Taxes	(93,231)	—	(8,161)	(4,337)	(185)	(105,914)
INCOME TAX EXPENSE	—	—	(2,322)	—	—	(2,322)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	391,025	—	(3,750)	—	(387,275)	—
Income (Loss) From Continuing Operations	297,794	—	(14,233)	(4,337)	(387,460)	(108,236)
Income (Loss) From Discontinued Operations, Net of Tax	—	—	405,258	(1,029)	185	404,414
Net Income (Loss)	297,794	—	391,025	(5,366)	(387,275)	296,178
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					1,170	1,170
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					446	446
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$297,794	$—	$391,025	$(5,366)	$(385,659)	$297,794

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Nine Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$11,956,719	$4,858	$(413)	$11,961,164
COST OF SALES	—	—	11,622,270	140	(413)	11,621,997
OPERATING COSTS AND EXPENSES:
Operating	—	—	145,377	1,391	—	146,768
General and administrative	—	—	69,726	213	—	69,939
Depreciation and amortization	—	—	156,239	1,983	—	158,222
Gain on disposal or impairment of assets, net	—	—	(13,246)	—	—	(13,246)
Revaluation of liabilities	—	—	5,600	—	—	5,600
Operating (Loss) Income	—	—	(29,247)	1,131	—	(28,116)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	6,677	—	—	6,677
Interest expense	(111,609)	—	(39,309)	(34)	34	(150,918)
Loss on early extinguishment of liabilities, net	(22,479)	—	—	—	—	(22,479)
Other income, net	—	—	5,851	17	(617)	5,251
(Loss) Income From Continuing Operations Before Income Taxes	(134,088)	—	(56,028)	1,114	(583)	(189,585)
INCOME TAX EXPENSE	—	—	(869)	—	—	(869)
EQUITY IN NET (LOSS) INCOME FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(46,389)	—	503	—	45,886	—
(Loss) Income From Continuing Operations	(180,477)	—	(56,394)	1,114	45,303	(190,454)
Income (Loss) From Discontinued Operations, Net of Tax	—	—	10,005	(651)	583	9,937
Net (Loss) Income	(180,477)	—	(46,389)	463	45,886	(180,517)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(221)	(221)
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					261	261
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(180,477)	$—	$(46,389)	$463	$45,926	$(180,477)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$110,835	$—	$144,944	$(1,037)	$(144,214)	$110,528
Other comprehensive loss	—	—	—	(3)	—	(3)
Comprehensive income (loss)	$110,835	$—	$144,944	$(1,040)	$(144,214)	$110,525

	Three Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$56,256	$—	$113,416	$1,525	$(114,428)	$56,769
Other comprehensive income (loss)	—	—	795	(11)	—	784
Comprehensive income	$56,256	$—	$114,211	$1,514	$(114,428)	$57,553

	Nine Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$297,794	$—	$391,025	$(5,366)	$(387,275)	$296,178
Other comprehensive loss	—	—	(1)	(26)	—	(27)
Comprehensive income (loss)	$297,794	$—	$391,024	$(5,392)	$(387,275)	$296,151

	Nine Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(180,477)	$—	$(46,389)	$463	$45,886	$(180,517)
Other comprehensive income (loss)	—	—	383	(33)	—	350
Comprehensive (loss) income	$(180,477)	$—	$(46,006)	$430	$45,886	$(180,167)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Nine Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(92,619)	$—	$173,692	$3,759	$(185)	$84,647
Net cash provided by operating activities-discontinued operations	—	—	27,790	3,221	—	31,011
Net cash (used in) provided by operating activities	(92,619)	—	201,482	6,980	(185)	115,658
INVESTING ACTIVITIES:
Capital expenditures	—	—	(301,883)	(2,106)	—	(303,989)
Acquisitions, net of cash acquired	—	—	(194,044)	(3,927)	—	(197,971)
Settlements of commodity derivatives	—	—	95,978	—	—	95,978
Proceeds from sales of assets	—	—	8,335	—	—	8,335
Proceeds from divestitures of businesses and investments, net	—	—	103,594	—	—	103,594
Investments in unconsolidated entities	—	—	(92)	—	—	(92)
Repayments on loan for natural gas liquids facility	—	—	8,371	—	—	8,371
Loan to affiliate	—	—	(1,515)	—	—	(1,515)
Net cash used in investing activities-continuing operations	—	—	(281,256)	(6,033)	—	(287,289)
Net cash provided by investing activities-discontinued operations	—	—	838,797	6,982	—	845,779
Net cash provided by investing activities	—	—	557,541	949	—	558,490
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	2,956,500	—	—	2,956,500
Payments on Revolving Credit Facility	—	—	(3,037,000)	—	—	(3,037,000)
Repayment and repurchase of senior unsecured notes	(395,471)	—	—	—	—	(395,471)
Payments on other long-term debt	—	—	(488)	—	—	(488)
Debt issuance costs	(16)	—	(899)	—	—	(915)
Contributions from noncontrolling interest owners, net	—	—	—	169	—	169
Distributions to general and common unit partners and preferred unitholders	(177,003)	—	—	—	—	(177,003)
Repurchase of warrants	(14,988)	—	—	—	—	(14,988)
Common unit repurchases and cancellations	(162)	—	—	—	—	(162)
Payments for settlement and early extinguishment of liabilities	—	—	(3,534)	—	—	(3,534)
Net changes in advances with consolidated entities	669,236	—	(661,753)	(7,668)	185	—
Net cash provided by (used in) financing activities-continuing operations	81,596	—	(747,174)	(7,499)	185	(672,892)
Net cash used in financing activities-discontinued operations	—	—	(295)	(30)	—	(325)
Net cash provided by (used in) financing activities	81,596	—	(747,469)	(7,529)	185	(673,217)
Net (decrease) increase in cash and cash equivalents	(11,023)	—	11,554	400	—	931
Cash and cash equivalents, beginning of period	16,915	—	3,329	1,850	—	22,094
Cash and cash equivalents, end of period	$5,892	$—	$14,883	$2,250	$—	$23,025

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Nine Months Ended December 31, 2017
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities-continuing operations	$415,012	$—	$(483,118)	$35,923	$(734)	$(32,917)
Net cash provided by operating activities-discontinued operations	—	—	35,717	1,336	151	37,204
Net cash provided by (used in) operating activities	415,012	—	(447,401)	37,259	(583)	4,287
INVESTING ACTIVITIES:
Capital expenditures	—	—	(81,215)	(1,091)	—	(82,306)
Acquisitions, net of cash acquired	—	—	(19,897)	—	—	(19,897)
Settlements of commodity derivatives	—	—	(85,575)	—	—	(85,575)
Proceeds from sales of assets	—	—	31,339	—	—	31,339
Proceeds from divestitures of businesses and investments, net	—	—	292,117	—	—	292,117
Investments in unconsolidated entities	—	—	(21,461)	—	—	(21,461)
Distributions of capital from unconsolidated entities	—	—	11,710	—	—	11,710
Repayments on loan for natural gas liquids facility	—	—	7,425	—	—	7,425
Loan to affiliate	—	—	(1,460)	—	—	(1,460)
Repayments on loan to affiliate	—	—	4,160	—	—	4,160
Other	—	—	20,000	—	—	20,000
Net cash provided by (used in) investing activities-continuing operations	—	—	157,143	(1,091)	—	156,052
Net cash used in investing activities-discontinued operations	—	—	(50,278)	(722)	—	(51,000)
Net cash provided by (used in) investing activities	—	—	106,865	(1,813)	—	105,052
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	1,674,500	—	—	1,674,500
Payments on Revolving Credit Facility	—	—	(1,349,500)	—	—	(1,349,500)
Repurchase of senior secured and senior unsecured notes	(415,568)	—	—	—	—	(415,568)
Payments on other long-term debt	—	—	(716)	—	—	(716)
Debt issuance costs	(693)	—	(1,804)	—	—	(2,497)
Contributions from noncontrolling interest owners, net	—	—	—	23	—	23
Distributions to general and common unit partners and preferred unitholders	(166,589)	—	—	—	—	(166,589)
Distributions to noncontrolling interest owners	—	—	—	(3,082)	—	(3,082)
Proceeds from sale of preferred units, net of offering costs	202,731	—	—	—	—	202,731
Repurchase of warrants	(10,549)	—	—	—	—	(10,549)
Common unit repurchases and cancellations	(15,608)	—	—	—	—	(15,608)
Payments for settlement and early extinguishment of liabilities	—	—	(2,408)	—	—	(2,408)
Net changes in advances with consolidated entities	1	—	31,327	(31,911)	583	—
Net cash (used in) provided by financing activities-continuing operations	(406,275)	—	351,399	(34,970)	583	(89,263)
Net cash used in financing activities-discontinued operations	—	—	(3,255)	(390)	—	(3,645)
Net cash (used in) provided by financing activities	(406,275)	—	348,144	(35,360)	583	(92,908)
Net increase in cash and cash equivalents	8,737	—	7,608	86	—	16,431
Cash and cash equivalents, beginning of period	6,257	—	73	1,496	—	7,826
Cash and cash equivalents, end of period	$14,994	$—	$7,681	$1,582	$—	$24,257

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2018. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (“Annual Report”) filed with the Securities and Exchange Commission on May 30, 2018.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2018, our operations included:

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

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Total revenues	$6,376,820	$4,353,783	$18,875,888	$11,961,164
Total cost of sales	6,114,384	4,235,866	18,320,067	11,621,997
Operating expenses	62,892	51,140	179,463	146,768
General and administrative expense	24,779	26,396	86,538	69,939
Depreciation and amortization	53,434	52,210	158,229	158,222
(Gain) loss on disposal or impairment of assets, net	(36,246)	(112,388)	71,077	(13,246)
Revaluation of liabilities	—	—	800	5,600
Operating income (loss)	157,577	100,559	59,714	(28,116)
Equity in earnings of unconsolidated entities	1,777	2,588	2,375	6,677
Interest expense	(39,151)	(51,696)	(126,777)	(150,918)
Loss on early extinguishment of liabilities, net	(10,083)	(21,141)	(10,220)	(22,479)
Other income (expense), net	1,292	1,881	(31,006)	5,251
Income (loss) from continuing operations before income taxes	111,412	32,191	(105,914)	(189,585)
Income tax expense	(980)	(364)	(2,322)	(869)
Income (loss) from continuing operations	110,432	31,827	(108,236)	(190,454)
Income from discontinued operations, net of tax	96	24,942	404,414	9,937
Net income (loss)	110,528	56,769	296,178	(180,517)
Less: Net loss (income) attributable to noncontrolling interests	307	(89)	1,170	(221)
Less: Net (income) loss attributable to redeemable noncontrolling interests	—	(424)	446	261
Net income (loss) attributable to NGL Energy Partners LP	$110,835	$56,256	$297,794	$(180,477)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months and nine months ended December 31, 2018 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2019.

Recent Developments

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2018 and the nine months ended December 31, 2018. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

During the nine months ended December 31, 2018, in our Water Solutions segment, we acquired the remaining 18.375% interest in NGL Water Pipelines, LLC, six saltwater disposal facilities (including 20 saltwater disposal wells), two ranches and four freshwater facilities (including 45 freshwater wells).

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

See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of our acquisitions made during the nine months ended December 31, 2018.

Dispositions

On November 30, 2018, we completed the sale of NGL Water Solutions Bakken, LLC to an affiliate of Tallgrass Energy, LP for $91.0 million in gross cash proceeds and recorded a gain on disposal of $35.7 million during the nine months ended December 31, 2018. See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Redemption and Repurchases of Senior Unsecured Notes

On October 16, 2018, we paid $373.4 million to redeem all of our outstanding 6.875% Senior Unsecured Notes that were due to mature on October 15, 2021 (“2021 Notes”). See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

During the nine months ended December 31, 2018, we repurchased $13.5 million of the 5.125% Senior Unsecured Notes due 2019 (“2019 Notes”) and $8.6 million of the 7.50% Senior Unsecured Notes due 2023 (“2023 Notes”). See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Subsequent Events

On January 3, 2019, we repurchased $11.9 million of the 2019 Notes.

On January 30, 2019, we executed a purchase and sale agreement under which we will purchase DCP Midstream LP’s wholesale propane business for $90.0 million in cash. The transaction is subject to certain regulatory and other customary closing conditions and is expected to close by March 31, 2019. See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

On February 6, 2019, we amended our revolving credit facility to, among other things, reset and increase the basket for the repurchase of common units, decrease the total leverage indebtedness covenant ratio for future quarters and amend the defined term “Consolidated EBITDA.” See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Segment Operating Results for the Three Months Ended December 31, 2018 and 2017

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$718,621	$556,001	$162,620
Crude oil transportation and other	42,912	33,017	9,895
Total revenues (1)	761,533	589,018	172,515
Expenses:
Cost of sales-excluding impact of derivatives	722,653	551,212	171,441
Cost of sales-derivative (gain) loss	(26,894)	5,670	(32,564)
Operating expenses	13,831	11,712	2,119
General and administrative expenses	1,609	1,627	(18)
Depreciation and amortization expense	18,387	20,092	(1,705)
Gain on disposal or impairment of assets, net	(75)	(107,574)	107,499
Total expenses	729,511	482,739	246,772
Segment operating income	$32,022	$106,279	$(74,257)

Crude oil sold (barrels)	12,333	10,006	2,327
Crude oil transported on owned pipelines (barrels)	11,820	9,228	2,592
Crude oil storage capacity - owned and leased (barrels) (2)	5,362	6,362	(1,000)
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,829	(767)
Crude oil inventory (barrels) (2)	1,204	1,356	(152)
Crude oil sold ($/barrel)	$58.268	$55.567	$2.701
Cost per crude oil sold ($/barrel)	$56.414	$55.655	$0.759
Crude oil product margin (loss) ($/barrel)	$1.854	$(0.088)	$1.942

(1)	$10.4 million $4.0 million three months ended December 31, 2018 2017,

(2)	December 31, 2018 December 31, 2017, respectively.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices and sales volumes during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. The increase in crude oil prices has led to an increase in production volumes for us to market. We continue to market crude oil volumes in the majority of the basins across the United States to support our various pipeline, terminal and transportation assets.

Crude Oil Transportation and Other Revenues. The increase was due to our Grand Mesa Pipeline, which increased revenues by $3.6 million during the three months ended December 31, 2018, compared to the three months ended December 31, 2017, primarily due to increased production growth in the DJ Basin. During the three months ended December 31, 2018, approximately 11.8 million barrels of crude oil were transported on the Grand Mesa Pipeline, which averaged approximately 128,000 barrels per day and financial volumes averaged approximately 129,000 barrels per day (volume amounts are from both internal and external parties). In addition, during the three months ended December 31, 2018, a new crude marketing contract increased revenues by $7.8 million. This was partially offset by a reduction in railcar sublease revenue.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices and increased volumes during the three months ended December 31, 2018, compared to the three months ended December 31, 2017.

Cost of Sales-Derivatives. Our cost of sales during the three months ended December 31, 2018 included $13.7 million of net realized gains on derivatives and $13.2 million of net unrealized gains on derivatives. The gains were due to the significant decline in crude oil prices during the quarter. Our cost of sales during the three months ended December 31, 2017 included $4.7 million of net realized losses on derivatives and $1.0 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due to utilities related to the higher volumes on Grand Mesa.

Depreciation and Amortization Expense. The decrease was due primarily to downsizing our fleet of crude transportation assets, which decreased depreciation and amortization expense by $1.2 million during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. The decrease was also due to certain intangible assets being fully amortized in prior periods.

Gain on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2018, we recorded a net gain of $0.1 million related to the disposal of certain assets. During the three months ended December 31, 2017, we recorded a gain of $108.6 million on the sale of our previously held 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), and recorded a net loss of $1.0 million on the sales of excess pipe and certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Disposal service fees	$48,261	$41,045	$7,216
Recovered hydrocarbons	17,192	17,021	171
Other service revenues	10,005	5,958	4,047
Total revenues	75,458	64,024	11,434
Expenses:
Cost of sales-excluding impact of derivatives	714	711	3
Cost of sales-derivative (gain) loss	(40,184)	9,481	(49,665)
Operating expenses	32,571	27,041	5,530
General and administrative expenses	4,230	649	3,581
Depreciation and amortization expense	27,561	24,586	2,975
(Gain) loss on disposal or impairment of assets, net	(36,171)	2,929	(39,100)
Total (income) expense, net	(11,279)	65,397	(76,676)
Segment operating income (loss)	$86,737	$(1,373)	$88,110

Wastewater processed (barrels per day)
Eagle Ford Basin	282,070	255,634	26,436
Permian Basin	461,722	334,556	127,166
DJ Basin	177,412	121,061	56,351
Other Basins	77,320	78,144	(824)
Total	998,524	789,395	209,129
Solids processed (barrels per day)	7,284	6,095	1,189
Skim oil sold (barrels per day)	3,609	3,623	(14)
Service fees for wastewater processed ($/barrel)	$0.53	$0.57	$(0.04)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.19	$0.23	$(0.04)
Operating expenses for wastewater processed ($/barrel)	$0.35	$0.37	$(0.02)

Disposal Service Fee Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities as well as facilities acquired from acquisitions. We continue to benefit from the increased rig counts as compared to the prior year in the basins in which we operate, particularly in the Permian Basin.

Recovered Hydrocarbon Revenues. The increase was due primarily to an increase in the volume of wastewater processed at existing facilities as well as facilities acquired from acquisitions; however, these revenues were negatively impacted by lower skim oil volumes recovered per wastewater barrel processed. Lower skim oil volumes were due primarily to an increase in wastewater transported through pipelines (which contains less oil per barrel of wastewater), as well as operational changes in the DJ basin.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues and freshwater revenues, all of which increased during the three months ended December 31, 2018 due to increased volumes as well as acquisitions.

Cost of Sales-Excluding Impact of Derivatives. Cost of Sales-Excluding Impact of Derivatives for the current quarter was consistent with the prior year quarter.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the three months ended December 31, 2018 included $34.1 million of net unrealized gains on derivatives and $6.1 million of net realized gains on derivatives. In December 2018, we settled derivative contracts that had scheduled settlement dates from January 2019 through December 2020 in order to lock in the gains on those derivatives. Our cost of sales during the three months ended December 31, 2017 included $1.0 million of net realized losses on derivatives and $8.5 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to the increase in the number of water disposal facilities and wells that we own and operated due to higher volumes processed at existing facilities and facilities acquired from acquisitions, partially offset by cost reduction efforts. Due to the higher volumes processed, our cost per barrel has decreased, as shown in the table above. Also contributing to the increase was an increase in acquisition expenses related to the purchase of one of the ranches.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and developed facilities, partially offset by certain intangible assets being fully amortized during the fiscal year ended March 31, 2018 and nine months ended December 31, 2018.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2018, we completed the sale of our Bakken saltwater disposal business and recorded a gain on disposal of $35.7 million (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). In addition, we recorded a net gain of $0.5 million on the disposals of certain other assets during the three months ended December 31, 2018. During the three months ended December 31, 2017, we recorded a net loss of $2.9 million on the disposals of certain assets.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$375,415	$403,236	$(27,821)
Cost of sales-excluding impact of derivatives	355,179	390,442	(35,263)
Cost of sales-derivative loss (gain)	8,245	(1,581)	9,826
Product margin	11,991	14,375	(2,384)

Butane sales:
Revenues (1)	226,642	228,535	(1,893)
Cost of sales-excluding impact of derivatives	212,117	211,293	824
Cost of sales-derivative (gain) loss	(7,239)	4,295	(11,534)
Product margin	21,764	12,947	8,817

Other product sales:
Revenues (1)	151,742	123,677	28,065
Cost of sales-excluding impact of derivatives	144,957	118,220	26,737
Cost of sales-derivative loss (gain)	3,331	(170)	3,501
Product margin	3,454	5,627	(2,173)

Service revenues:
Revenues (1)	6,013	6,166	(153)
Cost of sales	976	772	204
Product margin	5,037	5,394	(357)

Expenses:
Operating expenses	12,763	8,659	4,104
General and administrative expenses	1,539	1,361	178
Depreciation and amortization expense	6,412	6,247	165
Gain on disposal or impairment of assets, net	—	(214)	214
Total expenses	20,714	16,053	4,661
Segment operating income	$21,532	$22,290	$(758)

Liquids storage capacity - owned and leased (gallons) (2)	399,757	453,971	(54,214)

Propane sold (gallons)	428,961	399,211	29,750
Propane sold ($/gallon)	$0.875	$1.010	$(0.135)
Cost per propane sold ($/gallon)	$0.847	$0.974	$(0.127)
Propane product margin ($/gallon)	$0.028	$0.036	$(0.008)
Propane inventory (gallons) (2)	120,239	130,940	(10,701)
Propane storage capacity leased to third parties (gallons) (2)	30,440	33,495	(3,055)

Butane sold (gallons)	201,891	191,504	10,387
Butane sold ($/gallon)	$1.123	$1.193	$(0.070)
Cost per butane sold ($/gallon)	$1.015	$1.126	$(0.111)
Butane product margin ($/gallon)	$0.108	$0.067	$0.041
Butane inventory (gallons) (2)	34,488	41,941	(7,453)
Butane storage capacity leased to third parties (gallons) (2)	59,220	80,346	(21,126)

Other products sold (gallons)	130,362	104,136	26,226
Other products sold ($/gallon)	$1.164	$1.188	$(0.024)
Cost per other products sold ($/gallon)	$1.138	$1.134	$0.004
Other products product margin ($/gallon)	$0.026	$0.054	$(0.028)
Other products inventory (gallons) (2)	8,367	9,616	(1,249)

(1)
Revenues include $10.4 million and $2.0 million of intersegment sales during the three months ended December 31, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2018 and December 31, 2017, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales excluding the impact of derivatives were due primarily to lower commodity prices, partially offset by increased volumes.

Cost of Sales-Derivatives. Our cost of wholesale propane sales included $5.9 million of net unrealized losses on derivatives and $2.3 million of net realized losses on derivatives during the three months ended December 31, 2018. During the three months ended December 31, 2017, our cost of wholesale propane sales included $4.2 million of net unrealized losses on derivatives and $5.8 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, decreased due to decreasing commodity prices over the quarter.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decrease in revenues was due to lower commodity prices, partially offset by increased volumes. The increase in cost of sales, excluding the impact of derivatives, was due to increased volumes.

Cost of Sales-Derivatives. Our cost of butane sales during the three months ended December 31, 2018 included $8.3 million of net unrealized gains on derivatives and $1.1 million of net realized losses on derivatives. Our cost of butane sales included $12.6 million of net unrealized gains on derivatives and $16.9 million of net realized losses on derivatives during the three months ended December 31, 2017.

Butane product margins per gallon of butane sold increased for the current quarter versus the prior year quarter due to generally strong demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increase in revenue and volume of other products was primarily due to an overall increase in NGL production.

Cost of Sales-Derivatives. Our cost of sales of other products included $1.5 million of net realized losses on derivatives and $1.8 million net unrealized losses on derivatives during the three months ended December 31, 2018. Our cost of sales of other products during the three months ended December 31, 2017 included $0.2 million of net unrealized gains on derivatives and $0.1 million of net realized losses on derivatives.

Other product sales product margins during the three months ended December 31, 2018 were impacted by decreasing commodity prices.

Service Revenues. This revenue includes storage, terminaling and transportation services income. Revenue for the current quarter was consistent with the prior year quarter.

Operating and General and Administrative Expenses. Expenses for the current quarter were higher primarily due to an increase in incentive compensation that is specifically tied to performance. In addition, we also incurred increased consulting fees and other fees related to our Sawtooth joint venture.

Depreciation and Amortization Expense. Expense for the current quarter was consistent with the prior year quarter.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$4,580,137	$2,845,482	$1,734,655
Cost of sales-excluding impact of derivatives	4,719,781	2,822,518	1,897,263
Derivative (gain) loss	(173,332)	40,015	(213,347)
Product margin (loss)	33,688	(17,051)	50,739

Renewables sales:
Revenues-excluding impact of derivatives	65,847	99,436	(33,589)
Cost of sales-excluding impact of derivatives	66,649	81,846	(15,197)
Derivative (gain) loss	(3,587)	7,199	(10,786)
Product margin	2,785	10,391	(7,606)

Service fees and other revenues	3,201	94	3,107

Expenses:
Operating expenses	3,407	3,343	64
General and administrative expenses	2,266	2,088	178
Depreciation and amortization expense	321	323	(2)
Gain on disposal or impairment of assets, net	—	(7,529)	7,529
Total expense (income), net	5,994	(1,775)	7,769
Segment operating income (loss)	$33,680	$(4,791)	$38,471

Gasoline sold (barrels)	42,882	22,902	19,980
Diesel sold (barrels)	15,931	15,004	927
Ethanol sold (barrels)	592	900	(308)
Biodiesel sold (barrels)	237	477	(240)
Refined products and renewables storage capacity - leased (barrels) (2)	10,293	9,046	1,247
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	272	1,068	(796)
Gasoline inventory (barrels) (2)	3,942	3,007	935
Diesel inventory (barrels) (2)	1,815	1,605	210
Ethanol inventory (barrels) (2)	1,292	684	608
Biodiesel inventory (barrels) (2)	162	153	9
Refined products sold ($/barrel)	$77.876	$75.067	$2.809
Cost per refined products sold ($/barrel)	$77.303	$75.517	$1.786
Refined products product margin (loss) ($/barrel)	$0.573	$(0.450)	$1.023
Renewable products sold ($/barrel)	$79.429	$72.212	$7.217
Cost per renewable products sold ($/barrel)	$76.070	$64.666	$11.404
Renewable products product margin ($/barrel)	$3.359	$7.546	$(4.187)

(1)	$0.1 million three months ended December 31, 2017

(2)	December 31, 2018 December 31, 2017, respectively.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales-excluding impact of derivatives were due to an increase in refined products prices and increased volumes. The increase in prices was due primarily to supply and demand for refined fuels at our wholesale locations. The increased volumes were due primarily to an expansion of our refined products operations and the continued demand for motor fuels. During the three months ended December 31, 2018, Gulf Coast prices decreased, which negatively affected our margins-excluding impact of derivatives. During the three months ended December 31, 2017, Gulf Coast prices increased, which favorably impacted our margins-excluding impact of derivatives.

Refined Products Cost of Sales-Derivatives. Our cost of sales during the three months ended December 31, 2018 included a gain of $173.3 million from our risk management activities due primarily to NYMEX futures prices decreasing on our short future positions. Our cost of sales during the three months ended December 31, 2017 included a loss of $40.0 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Renewables Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due primarily to decreased volumes from the loss of a marketing contract with E Energy Adams, LLC in December 2017, partially offset by an increase in renewables prices due primarily to supply and demand for renewable fuels.

Renewables Cost of Sales-Derivatives. Our cost of sales during the three months ended December 31, 2018 included a gain of $3.6 million from our risk management activities due primarily to NYMEX futures prices decreasing on our short future positions. Our cost of sales during the three months ended December 31, 2017 included a loss of $7.2 million from our risk management activities due primarily to unrealized losses on our open forward positions.

Service Fees and Other Revenues. The increase was due primarily to the reclassification of sublease revenue to Service Fees and Other Revenues beginning April 1, 2018 in conjunction with the adoption of ASC 606. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Operating and General and Administrative Expenses. The increase was due primarily to an expansion of our refined products operations to include butane blending in February 2018.

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

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands)
Other revenues
Revenues	$319	$289	$30
Cost of sales	494	117	377
(Loss) margin	(175)	172	(347)

Expenses:
Operating expenses	331	385	(54)
General and administrative expenses	15,135	20,671	(5,536)
Depreciation and amortization expense	753	962	(209)
Total expenses	16,219	22,018	(5,799)
Operating loss	$(16,394)	$(21,846)	$5,452

General and Administrative Expenses. The decrease during the three months ended December 31, 2018 was due primarily to lower equity-based compensation expense. During the three months ended December 31, 2018, equity-based compensation expense was $7.8 million, compared to $12.2 million during the three months ended December 31, 2017. The decrease is primarily due to a decrease in annual bonuses paid in common units of approximately $6.7 million, which is partially offset by an increase in expense of $2.0 million specifically related to our Performance Awards. In connection with the cancellation of the Performance Award plan, all previously unrecognized compensation cost was expensed as of the date of cancellation. For further discussion related to the cancellation of the Performance Award plan, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report. In addition, legal expenses decreased approximately $1.3 million during the three months ended December 31, 2018, as compared to the prior year period.

Equity in Earnings of Unconsolidated Entities

The decrease of $0.8 million during the three months ended December 31, 2018 was due primarily to the sale of our investments in Glass Mountain and E Energy Adams, LLC. On December 22, 2017, we sold our previously held 50% interest in Glass Mountain and on May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC. These decreases were partially offset by earnings from our 50% interest in a water services company that we acquired as part of an acquisition in August 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Interest Expense

Interest expense includes interest expense on our Revolving Credit Facility (as defined herein) and senior notes, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The decrease of $12.5 million during the three months ended December 31, 2018 was primarily due to the repurchase of all senior secured notes in the prior year and our redemption of the remaining outstanding 2021 Notes on October 16, 2018.

Loss on Early Extinguishment of Liabilities, Net

During the three months ended December 31, 2018, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes and the redemption of the remaining outstanding 2021 Notes. During the three months ended December 31, 2017, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of all of the remaining outstanding senior secured notes and a portion of the senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended December 31,
	2018	2017
	(in thousands)
Interest income (1)	$1,301	$1,561
Gavilon legal matter settlement (2)	212	—
Other (3)	(221)	320
Other income, net	$1,292	$1,881

(1)	a loan receivable associated with our financing of the construction of a natural gas liquids facility that is utilized by a third party.

(2)	Represents an adjustment to the accrual for the estimated cost of the settlement of the Gavilon legal matter (see

(3)	three months ended December 31, 2018, three months ended December 31, 2017,

Income Tax Expense

Income tax expense was $1.0 million during the three months ended December 31, 2018, compared to income tax expense of $0.4 million during the three months ended December 31, 2017. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase in the noncontrolling interest loss of $0.8 million during the three months ended December 31, 2018 was due primarily to a loss from operations of the Sawtooth joint venture, which we sold a 28.5% interest in March 2018, and income from operations of Atlantic Propane, LLC in the prior year quarter, which we sold in July 2018.

Segment Operating Results for the Nine Months Ended December 31, 2018 and 2017

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$2,300,703	$1,446,560	$854,143
Crude oil transportation and other	116,323	89,318	27,005
Total revenues (1)	2,417,026	1,535,878	881,148
Expenses:
Cost of sales-excluding impact of derivatives	2,263,540	1,429,471	834,069
Cost of sales-derivative (gain) loss	(15,214)	2,974	(18,188)
Operating expenses	38,870	36,079	2,791
General and administrative expenses	4,852	4,927	(75)
Depreciation and amortization expense	56,486	61,885	(5,399)
Loss (gain) on disposal or impairment of assets, net	105,186	(111,290)	216,476
Total expenses	2,453,720	1,424,046	1,029,674
Segment operating (loss) income	$(36,694)	$111,832	$(148,526)

Crude oil sold (barrels)	35,449	28,588	6,861
Crude oil transported on owned pipelines (barrels)	31,385	24,176	7,209
Crude oil storage capacity - owned and leased (barrels) (2)	5,362	6,362	(1,000)
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,829	(767)
Crude oil inventory (barrels) (2)	1,204	1,356	(152)
Crude oil sold ($/barrel)	$64.902	$50.600	$14.302
Cost per crude oil sold ($/barrel)	$63.424	$50.107	$13.317
Crude oil product margin ($/barrel)	$1.478	$0.493	$0.985

(1)	$22.0 million $8.9 million nine months ended December 31, 2018 2017,

(2)	December 31, 2018 December 31, 2017, respectively.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices and sales volumes during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017. The increase in crude oil prices has led to an increase in production volumes for us to market. We continue to market crude oil volumes in the majority of the basins across the United States to support our various pipeline, terminal and transportation assets.

Crude Oil Transportation and Other Revenues. The increase was due to our Grand Mesa Pipeline, which increased revenues by $12.7 million during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017, primarily due to increased production growth in the DJ Basin. During the nine months ended December 31, 2018, approximately 31.4 million barrels of crude oil were transported on the Grand Mesa Pipeline, which averaged approximately 114,000 barrels per day and financial volumes averaged approximately 117,000 barrels per day (volume amounts are from both internal and external parties). In addition, during the nine months ended December 31, 2018, a new crude marketing contract increased revenues by $16.1 million. This was partially offset by a reduction in railcar sublease revenue.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices and increased volumes during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017.

Cost of Sales-Derivatives. Our cost of sales during the nine months ended December 31, 2018 included $3.3 million of net realized gains on derivatives and $11.9 million of net unrealized gains on derivatives. Our cost of sales during the nine months ended December 31, 2017 included $0.5 million of net realized losses on derivatives and $2.5 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due to utilities related to the higher volumes on Grand Mesa.

Depreciation and Amortization Expense. The decrease was due primarily to downsizing our fleet of crude transportation assets, which decreased depreciation and amortization expense by $4.1 million during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017. The decrease was also due to certain intangible assets being fully amortized in prior periods.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2018, we recorded a net loss of $105.2 million, which included a loss of $105.0 million on our transaction with a third party in which they agreed to be fully responsible for our future minimum volume commitment in exchange for $67.7 million of deficiency credits on a contract with a crude oil pipeline operator and $35.3 million in cash (see Note 2 and Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report). The loss also includes additional costs related to this transaction of $2.0 million. In addition, we recorded a loss of $1.3 million primarily related to the sale of two terminals during the nine months ended December 31, 2018. During the nine months ended December 31, 2017, we recorded a gain of $108.6 million on the sale of our previously held 50% interest in Glass Mountain, as well as a net gain of $2.7 million on the sales of excess pipe and certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2018	2017	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Disposal service fees	$149,018	$109,648	$39,370
Recovered hydrocarbons	55,681	37,427	18,254
Other service revenues	26,668	14,948	11,720
Total revenues	231,367	162,023	69,344
Expenses:
Cost of sales-excluding impact of derivatives	2,083	1,490	593
Cost of sales-derivative (gain) loss	(19,392)	11,529	(30,921)
Operating expenses	98,324	74,570	23,754
General and administrative expenses	5,830	1,948	3,882
Depreciation and amortization expense	79,212	73,847	5,365
(Gain) loss on disposal or impairment of assets, net	(32,966)	3,114	(36,080)
Revaluation of liabilities	800	5,600	(4,800)
Total expenses	133,891	172,098	(38,207)
Segment operating income (loss)	$97,476	$(10,075)	$107,551

Wastewater processed (barrels per day)
Eagle Ford Basin	277,431	228,698	48,733
Permian Basin	455,211	280,158	175,053
DJ Basin	159,980	114,156	45,824
Other Basins	82,928	66,884	16,044
Total	975,550	689,896	285,654
Solids processed (barrels per day)	6,728	5,357	1,371
Skim oil sold (barrels per day)	3,516	2,923	593
Service fees for wastewater processed ($/barrel)	$0.56	$0.58	$(0.02)
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.21	$0.20	$0.01
Operating expenses for wastewater processed ($/barrel)	$0.37	$0.39	$(0.02)

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

Cost of Sales-Derivatives We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the nine months ended December 31, 2018 included $23.2 million of net unrealized gains on derivatives and $3.8 million of net realized losses on derivatives. In December 2018, we settled derivative contracts that had scheduled settlement dates from January 2019 through December 2020 in order to lock in the gains on those derivatives. Our c. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the nine months ended December 31, 2018 included $23.2 million of net unrealized gains on derivatives and $3.8 million of net realized losses on derivatives. In December 2018, we settled derivative contracts that had scheduled settlement dates from January 2019 through December 2020 in order to lock in the gains on those derivatives. Our cost of sales during the ost of sales during the nine months ended December 31, 2017 included less than $0.1 million of net realized losses on derivatives and $11.5 million of net unrealized losses on derivatives.nine months ended December 31, 2017 included less than $0.1 million of net realized losses on derivatives and $11.5 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to the increase in the number of water disposal facilities and wells that we own and operated due to higher volumes processed at existing facilities and facilities acquired from acquisitions, partially offset by cost reduction efforts. Due to the higher volumes processed, our cost per barrel has decreased, as shown in the table above. Also contributing to the increase was an increase in acquisition expenses related to the purchase of one of the ranches.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and developed facilities, partially offset by certain intangible assets being fully amortized during the fiscal year ended March 31, 2018 and nine months ended December 31, 2018.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2018, we completed the sale of our Bakken saltwater disposal business and recorded a gain on disposal of $35.7 million (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). In addition, we recorded a net loss of $2.7 million on the disposals of certain other assets during the nine months ended December 31, 2018. During the nine months ended December 31, 2017, we recorded a net loss of $4.4 million on the disposals of certain assets, partially offset by a gain of $1.3 million for the termination of a non-compete agreement, which included the carrying value of the corresponding intangible asset that was written off.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations during the fiscal year ended March 31, 2017. The expense during the nine months ended December 31, 2018 and 2017 was due primarily to higher actual and expected production from new customers, resulting in an increase to the expected future royalty payment.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Nine Months Ended December 31,
	2018	2017	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$800,125	$733,684	$66,441
Cost of sales-excluding impact of derivatives	758,079	710,216	47,863
Cost of sales-derivative loss (gain)	7,023	(7,081)	14,104
Product margin	35,023	30,549	4,474

Butane sales:
Revenues (1)	487,816	408,312	79,504
Cost of sales-excluding impact of derivatives	466,522	386,850	79,672
Cost of sales-derivative (gain) loss	(581)	19,985	(20,566)
Product margin	21,875	1,477	20,398

Other product sales:
Revenues (1)	476,159	310,389	165,770
Cost of sales-excluding impact of derivatives	454,606	295,645	158,961
Cost of sales-derivative loss (gain)	1,596	(55)	1,651
Product margin	19,957	14,799	5,158

Service revenues:
Revenues (1)	16,526	16,106	420
Cost of sales	2,255	2,294	(39)
Product margin	14,271	13,812	459

Expenses:
Operating expenses	31,478	25,011	6,467
General and administrative expenses	4,402	3,982	420
Depreciation and amortization expense	19,339	18,718	621
Loss on disposal or impairment of assets, net	994	117,515	(116,521)
Total expenses	56,213	165,226	(109,013)
Segment operating income (loss)	$34,913	$(104,589)	$139,502

Liquids storage capacity - owned and leased (gallons) (2)	399,757	453,971	(54,214)

Propane sold (gallons)	929,401	881,719	47,682
Propane sold ($/gallon)	$0.861	$0.832	$0.029
Cost per propane sold ($/gallon)	$0.823	$0.797	$0.026
Propane product margin ($/gallon)	$0.038	$0.035	$0.003
Propane inventory (gallons) (2)	120,239	130,940	(10,701)
Propane storage capacity leased to third parties (gallons) (2)	30,440	33,495	(3,055)

Butane sold (gallons)	446,340	408,440	37,900
Butane sold ($/gallon)	$1.093	$1.000	$0.093
Cost per butane sold ($/gallon)	$1.044	$0.996	$0.048
Butane product margin ($/gallon)	$0.049	$0.004	$0.045
Butane inventory (gallons) (2)	34,488	41,941	(7,453)
Butane storage capacity leased to third parties (gallons) (2)	59,220	80,346	(21,126)

Other products sold (gallons)	372,282	296,756	75,526
Other products sold ($/gallon)	$1.279	$1.046	$0.233
Cost per other products sold ($/gallon)	$1.225	$0.996	$0.229
Other products product margin ($/gallon)	$0.054	$0.050	$0.004
Other products inventory (gallons) (2)	8,367	9,616	(1,249)

(1)
Revenues include $20.9 million and $3.7 million of intersegment sales during the nine months ended December 31, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2018 and December 31, 2017, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales excluding the impact of derivatives were due primarily to higher commodity prices in the first six months of the year and increased volumes moved by railcar due primarily to third party pipeline infrastructure issues.

Cost of Sales-Derivatives. Our cost of wholesale propane sales included $3.9 million of net unrealized losses on derivatives and $3.1 million of net realized losses on derivatives during the nine months ended December 31, 2018. During the nine months ended December 31, 2017, our cost of wholesale propane sales included $1.2 million of net unrealized gains on derivatives and $5.9 million of net realized gains on derivatives.

Propane product margins per gallon of propane sold were higher during the nine months ended December 31, 2018 than during the nine months ended December 31, 2017. Product margins have improved due to the increase in commodity prices outpacing rising inventory values in the first six months.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due primarily to higher commodity prices in the first six months of the year. Volumes increased due to favorable market conditions.

Cost of Sales-Derivatives. Our cost of butane sales during the nine months ended December 31, 2018 included $0.9 million of net unrealized gains on derivatives and $0.3 million of net realized losses on derivatives. Our cost of butane sales included $3.9 million of net unrealized losses on derivatives and $16.1 million of net realized losses on derivatives during the nine months ended December 31, 2017.

Butane product margins per gallon of butane sold were higher during the nine months ended December 31, 2018 than during the nine months ended December 31, 2017 due primarily to a strong pricing market and generally strong demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. Other product volumes increase was facilitated by a price arbitrage allowing for products to be sold across markets.

Cost of Sales-Derivatives. Our cost of sales of other products included $1.2 million of net unrealized losses on derivatives and $0.4 million of net realized losses on derivatives during the nine months ended December 31, 2018. Our cost of sales of other products during the nine months ended December 31, 2017 included less than $0.1 million of net unrealized losses on derivatives and $0.1 million of net realized gains on derivatives.

Other product sales product margins during the nine months ended December 31, 2018 were higher primarily due to a strong pricing environment and higher than anticipated production.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The increase during the nine months ended December 31, 2018 was primarily related to an increase in revenues at our Port Hudson terminal as well as an increase in our railcar hauling revenue.

Operating and General and Administrative Expenses. Expenses were higher due to an increase in employee commissions resulting from increased profit margins, increased expenses related to the Sawtooth joint venture and a credit in the prior year for ad valorem taxes.

Depreciation and Amortization Expense. Expense for the current period was consistent with the prior year period.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2018 and 2017, we recorded a net loss of $1.0 million and $0.6 million, respectively, related to the retirement of assets. During the nine months ended December 31, 2017, we recorded a goodwill impairment charge of $116.9 million within our natural gas liquids salt cavern storage reporting unit due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Nine Months Ended December 31,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$14,127,750	$8,493,357	$5,634,393
Cost of sales-excluding impact of derivatives	14,213,306	8,408,658	5,804,648
Derivative (gain) loss	(121,579)	69,854	(191,433)
Product margin	36,023	14,845	21,178

Renewables sales:
Revenues-excluding impact of derivatives	197,317	313,366	(116,049)
Cost of sales-excluding impact of derivatives	200,398	300,433	(100,035)
Derivative (gain) loss	(2,518)	2,332	(4,850)
Product (loss) margin	(563)	10,601	(11,164)

Service fees and other revenues	12,307	262	12,045

Expenses:
Operating expenses	9,790	10,232	(442)
General and administrative expenses	6,846	6,343	503
Depreciation and amortization expense	962	971	(9)
Gain on disposal or impairment of assets, net	(3,026)	(22,585)	19,559
Total expense (income), net	14,572	(5,039)	19,611
Segment operating income	$33,195	$30,747	$2,448

Gasoline sold (barrels)	130,687	77,877	52,810
Diesel sold (barrels)	39,765	43,792	(4,027)
Ethanol sold (barrels)	1,757	2,892	(1,135)
Biodiesel sold (barrels)	815	1,672	(857)
Refined products and renewables storage capacity - leased (barrels) (2)	10,293	9,046	1,247
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	272	1,068	(796)
Gasoline inventory (barrels) (2)	3,942	3,007	935
Diesel inventory (barrels) (2)	1,815	1,605	210
Ethanol inventory (barrels) (2)	1,292	684	608
Biodiesel inventory (barrels) (2)	162	153	9
Refined products sold ($/barrel)	$82.884	$69.807	$13.077
Cost per refined products sold ($/barrel)	$82.673	$69.685	$12.988
Refined products product margin ($/barrel)	$0.211	$0.122	$0.089
Renewable products sold ($/barrel)	$76.717	$68.660	$8.057
Cost per renewable products sold ($/barrel)	$76.936	$66.338	$10.598
Renewable products product (loss) margin ($/barrel)	$(0.219)	$2.322	$(2.541)

(1)	$0.3 million nine months ended December 31, 2017

(2)	December 31, 2018 December 31, 2017, respectively.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales-excluding impact of derivatives were due to an increase in refined products prices and increased volumes. The increase in prices was due primarily to supply and demand for refined fuels at our wholesale locations. The increased volumes were due primarily to an expansion of our refined products operations and the continued demand for motor fuels. During the nine months ended December 31, 2018, Gulf Coast prices decreased, which negatively affected our margins-excluding impact of derivatives. During the nine months ended December 31, 2017, Gulf Coast prices increased, which favorably impacted our margins-excluding impact of derivatives.

Refined Products Cost of Sales-Derivatives. Our cost of sales during the nine months ended December 31, 2018 included a gain of $121.6 million from our risk management activities due primarily to NYMEX futures prices decreasing on our short future positions. Our cost of sales during the nine months ended December 31, 2017 included a loss of $69.9 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Renewables Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due primarily to decreased volumes from the loss of a marketing contract with E Energy Adams, LLC in December 2017, partially offset by an increase in renewables prices due primarily to supply and demand for renewable fuels.

Renewables Cost of Sales-Derivatives. Our cost of sales during the nine months ended December 31, 2018 included a gain of $2.5 million from our risk management activities due primarily to NYMEX futures prices decreasing on our short future positions and unrealized gains on our open forward positions. Our cost of sales during the nine months ended December 31, 2017 included a loss of $2.3 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

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

Operating and General and Administrative Expenses. The increase was due primarily to lower environmental expense during the nine months ended December 31, 2018 from an insurance recovery received during the three months ended June 30, 2018 related to a historical environmental indemnification agreement, partially offset by expansion of our refined products operations into butane blending.

Depreciation and Amortization Expense. Depreciation and amortization expense for the current year was consistent with the prior year.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2018, we recorded a gain of $3.0 million on the sale of our previously held 20% interest in E Energy Adams, LLC (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the nine months ended December 31, 2017, we recorded $22.6 million of the deferred gain from the sale of the general partner interest in TLP in February 2016. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the reasons for the realization of the deferred gain.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2018	2017	Change
	(in thousands)
Other revenues
Revenues	$1,066	$696	$370
Cost of sales	1,481	311	1,170
(Loss) margin	(415)	385	(800)

Expenses:
Operating expenses	1,034	876	158
General and administrative expenses	64,608	52,739	11,869
Depreciation and amortization expense	2,230	2,801	(571)
Loss on disposal or impairment of assets, net	889	—	889
Total expenses	68,761	56,416	12,345
Operating loss	$(69,176)	$(56,031)	$(13,145)
General and Administrative Expenses. The increase during the nine months ended December 31, 2018 was due primarily to higher equity-based compensation expense. During the nine months ended December 31, 2018, equity-based compensation expense was $32.6 million, compared to $27.1 million during the nine months ended December 31, 2017. The increase is primarily due to an increase in annual bonuses paid in common units of approximately $8.2 million. This increase was partially offset by a decrease specifically related to our Service Awards of approximately $3.2 million. The decrease in expense related to the Service Awards was primarily due to the vesting of awards with higher grant date fair values during the nine months ended December 31, 2017. For further discussion of the Service Awards, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Other drivers contributing to the overall increase in General and Administrative Expenses include the accrual of $2.5 million recorded during the nine months ended December 31, 2018 related to the LCT Capital, LLC (“LCT”) matter as well as increased legal and acquisition expenses. For further discussion of the LCT matter, see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Equity in Earnings of Unconsolidated Entities

The decrease of $4.3 million during the nine months ended December 31, 2018 was due primarily to the sale of our investments in Glass Mountain and E Energy Adams, LLC. On December 22, 2017, we sold our previously held 50% interest in Glass Mountain and on May 3, 2018, we sold our previously held 20% interest in E Energy Adams, LLC. These decreases were partially offset by earnings from our 50% interest in a water services company that we acquired as part of an acquisition in August 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Interest Expense

The decrease of $24.1 million during the nine months ended December 31, 2018 was partially due to the repurchase of all senior secured notes on December 29, 2017. We also repurchased $84.1 million of the 2023 Notes and $110.9 million of the 6.125% Senior Unsecured Notes due 2025 (the “2025 Notes”) during our fiscal year ended March 31, 2018. Also contributing to the decrease is the October 16, 2018 redemption of the remaining outstanding 2021 Notes.

Loss on Early Extinguishment of Liabilities, Net

During the nine months ended December 31, 2018, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes and the redemption of the 2021 Notes. During the nine months ended December 31, 2017, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of all of the senior secured notes and a portion of the senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other (Expense) Income, Net

The following table summarizes the components of other (expense) income, net for the periods indicated:

	Nine Months Ended December 31,
	2018	2017
	(in thousands)
Interest income (1)	$4,073	$4,883
Gavilon legal matter settlement (2)	(34,788)	—
Other (3)	(291)	368
Other (expense) income, net	$(31,006)	$5,251

(1)	a loan receivable associated with our financing of the construction of a natural gas liquids facility that is utilized by a third party.

(2)

(3)	nine months ended December 31, 2018, nine months ended December 31, 2017,

Income Tax Expense

Income tax expense was $2.3 million during the nine months ended December 31, 2018, compared to income tax expense of $0.9 million during the nine months ended December 31, 2017. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase in the noncontrolling interest loss of $1.6 million during the nine months ended December 31, 2018 was due primarily to a loss from operations of the Sawtooth joint venture, which we sold a 28.5% interest in March 2018.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss), income (loss) from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$110,528	$56,769	$296,178	$(180,517)
Less: Net loss (income) attributable to noncontrolling interests	307	(89)	1,170	(221)
Less: Net (income) loss attributable to redeemable noncontrolling interests	—	(424)	446	261
Net income (loss) attributable to NGL Energy Partners LP	110,835	56,256	297,794	(180,477)
Interest expense	39,151	51,825	126,930	151,391
Income tax expense	988	364	2,454	934
Depreciation and amortization	54,153	67,025	169,235	204,514
EBITDA	205,127	175,470	596,413	176,362
Net unrealized (gains) losses on derivatives	(47,909)	775	(30,849)	16,851
Inventory valuation adjustment (1)	(61,665)	27,786	(60,497)	6,439
Lower of cost or market adjustments	48,198	(3,907)	47,785	5,504
Gain on disposal or impairment of assets, net	(36,507)	(112,520)	(337,925)	(12,282)
Loss on early extinguishment of liabilities, net	10,083	21,141	10,220	22,479
Equity-based compensation expense (2)	7,845	12,228	32,575	27,114
Acquisition expense (3)	5,155	186	9,270	132
Revaluation of liabilities (4)	—	—	800	5,600
Gavilon legal matter settlement (5)	(212)	—	34,788	—
Other (6)	2,475	1,489	5,694	4,130
Adjusted EBITDA	$132,590	$122,648	$308,274	$252,329

(1)
reflects the difference between the market value of the inventory of our Refined Products and Renewables segment at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge.

(2)	to our unaudited condensed consolidated financial statements included in this Quarterly Report.

(3)	(see to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion),

(4)

(5)

(6)	three months and nine months ended December 31, 2018 three months and nine months ended December 31, 2017

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$54,153	$67,025	$169,235	$204,514
Intangible asset amortization recorded to cost of sales	(1,385)	(1,505)	(4,234)	(4,596)
Depreciation and amortization of unconsolidated entities	(67)	(2,422)	(301)	(8,265)
Depreciation and amortization attributable to noncontrolling interests	733	97	2,189	399
Depreciation and amortization attributable to discontinued operations	—	(10,985)	(8,660)	(33,830)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$53,434	$52,210	$158,229	$158,222

	Nine Months Ended December 31,
	2018	2017
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$169,235	$204,514
Amortization of debt issuance costs recorded to interest expense	7,110	8,169
Depreciation and amortization of unconsolidated entities	(301)	(8,265)
Depreciation and amortization attributable to noncontrolling interests	2,189	399
Depreciation and amortization attributable to discontinued operations	(8,660)	(33,830)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$169,573	$170,987

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Interest expense per EBITDA table	$39,151	$51,825	$126,930	$151,391
Interest expense attributable to unconsolidated entities	—	(40)	(14)	(115)
Interest expense attributable to discontinued operations	—	(89)	(139)	(358)
Interest expense per unaudited condensed consolidated statements of operations	$39,151	$51,696	$126,777	$150,918

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Income tax expense	$7	$—	$132	$66
Net unrealized (gains) losses on derivatives	$—	$(141)	$78	$89
(Gain) loss on disposal or impairment of assets, net	$(262)	$(135)	$(409,002)	$962

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated. We have revised certain prior period information to be consistent with the calculation method used in the current fiscal year.

	Three Months Ended December 31, 2018
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$32,022	$86,737	$21,532	$33,680	$(16,394)	$—	$157,577
Depreciation and amortization	18,387	27,561	6,412	321	753	—	53,434
Amortization recorded to cost of sales	—	—	37	1,348	—	—	1,385
Net unrealized gains on derivatives	(13,165)	(34,114)	(630)	—	—	—	(47,909)
Inventory valuation adjustment	—	—	—	(61,665)	—	—	(61,665)
Lower of cost or market adjustments	11,446	—	—	36,752	—	—	48,198
Gain on disposal or impairment of assets, net	(75)	(36,171)	—	—	—	—	(36,246)
Equity-based compensation expense	—	—	—	—	7,845	—	7,845
Acquisition expense	—	3,459	—	—	1,696	—	5,155
Other income (expense), net	3	(1,134)	19	(180)	2,584	—	1,292
Adjusted EBITDA attributable to unconsolidated entities	—	1,845	—	—	—	—	1,845
Adjusted EBITDA attributable to noncontrolling interest	—	(33)	(394)	—	—	—	(427)
Gavilon legal matter settlement	—	—	—	—	(212)	—	(212)
Other	2,075	100	16	285	—	—	2,476
Discontinued operations	—	—	—	—	—	(158)	(158)
Adjusted EBITDA	$50,693	$48,250	$26,992	$10,541	$(3,728)	$(158)	$132,590

	Three Months Ended December 31, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$106,279	$(1,373)	$22,290	$(4,791)	$(21,846)	$—	$100,559
Depreciation and amortization	20,092	24,586	6,247	323	962	—	52,210
Amortization recorded to cost of sales	85	—	70	1,350	—	—	1,505
Net unrealized losses (gains) on derivatives	962	8,504	(8,550)	—	—	—	916
Inventory valuation adjustment	—	—	—	27,786	—	—	27,786
Lower of cost or market adjustments	5,207	—	—	(9,114)	—	—	(3,907)
(Gain) loss on disposal or impairment of assets, net	(107,574)	2,929	(214)	(7,529)	—	—	(112,388)
Equity-based compensation expense	—	—	—	—	12,228	—	12,228
Acquisition expense	—	—	—	—	186	—	186
Other income, net	5	190	93	151	1,442	—	1,881
Adjusted EBITDA attributable to unconsolidated entities	3,887	144	—	1,018	—	—	5,049
Adjusted EBITDA attributable to noncontrolling interest	—	(185)	—	—	—	—	(185)
Other	1,377	91	21	—	—	—	1,489
Discontinued operations	—	—	—	—	—	35,319	35,319
Adjusted EBITDA	$30,320	$34,886	$19,957	$9,194	$(7,028)	$35,319	$122,648

	Nine Months Ended December 31, 2018
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating (loss) income	$(36,694)	$97,476	$34,913	$33,195	$(69,176)	$—	$59,714
Depreciation and amortization	56,486	79,212	19,339	962	2,230	—	158,229
Amortization recorded to cost of sales	80	—	110	4,044	—	—	4,234
Net unrealized (gains) losses on derivatives	(11,895)	(23,216)	4,183	—	—	—	(30,928)
Inventory valuation adjustment	—	—	—	(60,497)	—	—	(60,497)
Lower of cost or market adjustments	11,446	—	(504)	36,843	—	—	47,785
Loss (gain) on disposal or impairment of assets, net	105,186	(32,966)	994	(3,026)	889	—	71,077
Equity-based compensation expense	—	—	—	—	32,575	—	32,575
Acquisition expense	—	3,459	161	—	5,696	—	9,316
Other income (expense), net	26	(1,504)	63	66	(29,657)	—	(31,006)
Adjusted EBITDA attributable to unconsolidated entities	—	2,214	—	476	—	—	2,690
Adjusted EBITDA attributable to noncontrolling interest	—	(119)	(945)	—	—	—	(1,064)
Revaluation of liabilities	—	800	—	—	—	—	800
Gavilon legal matter settlement	—	—	—	—	34,788	—	34,788
Other	4,976	304	49	365	—	—	5,694
Discontinued operations	—	—	—	—	—	4,867	4,867
Adjusted EBITDA	$129,611	$125,660	$58,363	$12,428	$(22,655)	$4,867	$308,274

	Nine Months Ended December 31, 2017
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating income (loss)	$111,832	$(10,075)	$(104,589)	$30,747	$(56,031)	$—	$(28,116)
Depreciation and amortization	61,885	73,847	18,718	971	2,801	—	158,222
Amortization recorded to cost of sales	254	—	211	4,131	—	—	4,596
Net unrealized losses on derivatives	2,473	11,526	2,763	—	—	—	16,762
Inventory valuation adjustment	—	—	—	6,439	—	—	6,439
Lower of cost or market adjustments	5,207	—	—	297	—	—	5,504
(Gain) loss on disposal or impairment of assets, net	(111,290)	3,114	117,515	(22,585)	—	—	(13,246)
Equity-based compensation expense	—	—	—	—	27,114	—	27,114
Acquisition expense	—	—	—	—	132	—	132
Other income, net	99	210	100	486	4,356	—	5,251
Adjusted EBITDA attributable to unconsolidated entities	11,507	425	—	3,125	—	—	15,057
Adjusted EBITDA attributable to noncontrolling interest	—	(619)	—	—	—	—	(619)
Revaluation of liabilities	—	5,600	—	—	—	—	5,600
Other	3,790	276	64	—	—	—	4,130
Discontinued operations	—	—	—	—	—	45,503	45,503
Adjusted EBITDA	$85,757	$84,304	$34,782	$23,611	$(21,628)	$45,503	$252,329

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

Our borrowing needs vary during the year due in part to the seasonal nature of our Liquids and Refined Products and Renewables businesses. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the heating season as well as building our gasoline inventory in anticipation of the winter gasoline contango and blending season. Our working capital borrowing needs generally decline during the period of January through March, when the cash flows from our Liquids segment are the greatest and gasoline inventories need to be minimized due to certain inventory requirements.

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

We have made the strategic decision to completely exit the Retail Propane business and Bakken saltwater disposal business and re-deploy proceeds from these sales to repay certain indebtedness and for certain near-term strategic growth opportunities, primarily in the Water Solutions segment. We believe our Water Solutions and Crude Oil Logistics businesses have organic growth opportunities with the activity in our core basins, including the Delaware Basin and DJ Basin in particular. We plan to pursue a strategy of growth through acquisitions as well as undertaking certain capital expansion projects. We expect to consider financing future acquisitions and capital expansion projects through available capacity on our Revolving Credit Facility or other forms of financing.

Other sources of liquidity during the three months ended December 31, 2018 are discussed below.

Dispositions

On November 30, 2018, we completed the sale of NGL Water Solutions Bakken, LLC to an affiliate of Tallgrass Energy, LP for $91.0 million in gross cash proceeds, which we used to pay down amounts outstanding under our Revolving Credit Facility.

Long-Term Debt

Credit Agreement

We are party to a $1.765 billion credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks. As of December 31, 2018, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.250 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $515.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). Our Revolving Credit Facility allows us to reallocate amounts between the Expansion Capital Facility and Working Capital Facility. During the three months ended December 31, 2018, we reallocated $50.0 million from the Working Capital Facility to the Expansion Capital Facility. We had letters of credit of $157.9 million on the Working Capital Facility at December 31, 2018.

On February 6, 2019, we amended our revolving credit facility, to among other things, reset and increase the basket for the repurchase of common units, decrease the total leverage indebtedness covenant ratio for future quarters and amend the defined term “Consolidated EBITDA.” See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

We were in compliance with the covenants under the Credit Agreement at December 31, 2018.

Senior Unsecured Notes

The senior unsecured notes include the 2019 Notes, 2021 Notes, 2023 Notes and the 2025 Notes.

Redemption and Repurchases

On October 16, 2018, we redeemed all of our remaining outstanding 2021 Notes. The registered holders received a redemption payment of 101.719% of the principal amount, plus accrued and unpaid interest, which equaled $0.19 per $1,000 of the redeemed notes. The final semiannual interest payment on the 6.875% Senior Unsecured Notes was made on October 15, 2018, to the holders of record at the close of business on October 1, 2018. We used amounts available under our Revolving Credit Facility to fund the redemption.

During the nine months ended December 31, 2018, we repurchased $13.5 million of the 2019 Notes and $8.6 million of the 2023 Notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Compliance

At December 31, 2018, we were in compliance with the covenants under the indentures for all of the senior unsecured notes.

For a further discussion of our Revolving Credit Facility and senior unsecured note redemption and repurchases, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Revolving Credit Balances

The following table summarizes our Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Nine Months Ended December 31, 2018
Expansion capital borrowings	$69,711	$—	$296,500
Working capital borrowings	$818,638	$439,000	$1,095,500

Nine Months Ended December 31, 2017
Expansion capital borrowings	$139,704	$—	$397,000
Working capital borrowings	$811,536	$719,500	$1,014,500

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

	Capital Expenditures			Other
	Expansion (1)	Maintenance (2)	Acquisitions (3)	Investments (4)
	(in thousands)
Three Months Ended December 31,
2018	$113,182	$9,521	$—	$—
2017	$39,143	$12,156	$1,047	$13,724

Nine Months Ended December 31,
2018	$303,947	$37,210	$229,871	$92
2017	$83,175	$26,677	$49,481	$27,874

(1)
There was no amount for the three months ended December 31, 2018 and the amount for the nine months ended December 31, 2018 includes $0.4 million related to our Retail Propane segment. Amounts for the three months and nine months ended December 31, 2017 include $8.0 million and $10.0 million, respectively, related to our Retail Propane segment.

(2)
There was no amount for the three months ended December 31, 2018 and the amount for the nine months ended December 31, 2018 includes $3.8 million related to our Retail Propane segment. Amounts for the three months and nine months ended December 31, 2017 include $4.1 million and $11.9 million, respectively, related to our Retail Propane segment.

(3)
There was no amount for the three months ended December 31, 2018 and the amount for the nine months ended December 31, 2018 includes $31.9 million related to our Retail Propane segment. Amounts for the three months and nine months ended December 31, 2017 include $1.1 million and $29.6 million, respectively, related to our Retail Propane segment.

(4)
Amounts for the three months and nine months ended December 31, 2018 and 2017 primarily related to contributions made to unconsolidated entities. There were no amounts related to our Retail Propane segment for the three months or nine months ended December 31, 2018. Amounts for the three months and nine months ended December 31, 2017 include $6.4 million and $6.4 million, respectively, related to our Retail Propane segment.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Nine Months Ended December 31,
Cash Flows Provided by (Used in)	2018	2017
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$72,439	$121,440
Changes in operating assets and liabilities	12,208	(154,357)
Operating activities-continuing operations	$84,647	$(32,917)
Investing activities-continuing operations	$(287,289)	$156,052
Financing activities-continuing operations	$(672,892)	$(89,263)

Operating Activities-Continuing Operations. The seasonality of our natural gas liquids businesses has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. The seasonal motor fuel blend during the third quarter of our fiscal year impacts the value of our gasoline inventory in our Refined Products and Renewables business and also represents a period when we build inventory into our system. We borrow under our Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash used in operating activities during the nine months ended December 31, 2018 was due primarily to fluctuations in the value of accounts receivable and accounts payable during the nine months ended December 31, 2018.

Investing Activities-Continuing Operations. Net cash used in investing activities was $287.3 million during the nine months ended December 31, 2018, compared to net cash provided by investing activities of $156.1 million during the nine months ended December 31, 2017. The increase in net cash used in investing activities was due primarily to:

•
an increase in capital expenditures from $82.3 million during the nine months ended December 31, 2017 to $304.0 million during the nine months ended December 31, 2018 due primarily to capital expenditures for expansion projects in our Water Solutions segment;

•
a $211.5 million decrease in proceeds from sales of assets due primarily to the sales of our previously held 50% interest in Glass Mountain and an increase in proceeds from the sale of excess pipe in our Crude Oil Logistics segment during the nine months ended December 31, 2017 and the sale of our Bakken saltwater disposal business and our previously held 20% interest in E Energy Adams, LLC during the nine months ended December 31, 2018;

•	a $156.7 million increase in cash paid for acquisitions and investments in unconsolidated entities during the nine months ended December 31, 2018; and

•	a $20.0 million deposit received during the nine months ended December 31, 2017 related to the sale of a portion of our Retail Propane segment on March 30, 2018.

These increases in net cash used in investing activities were partially offset by a $181.6 million increase in cash flows to settle derivatives.

Financing Activities-Continuing Operations. Net cash used in financing activities was $672.9 million during the nine months ended December 31, 2018, compared to net cash used in financing activities of $89.3 million during the nine months ended December 31, 2017. The increase in net cash used in financing activities was due primarily to:

•	a decrease of $405.5 million in borrowings on our Revolving Credit Facility (net of repayments) during the nine months ended December 31, 2018; and

•	a decrease of $202.7 million due to proceeds received from the sale of our preferred units during the nine months ended December 31, 2017.

These increases in net cash used in financing activities were partially offset by a decrease in repurchases of our senior secured and senior unsecured notes of $20.1 million during the nine months ended December 31, 2018.

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

On December 17, 2018, the board of directors of our general partner declared a distribution on the Class B Preferred Units for the three months ended December 31, 2018 of $4.7 million in the aggregate, which was paid to the holders of the Class B Preferred Units on January 15, 2019.

On January 22, 2019, the board of directors of our general partner declared a distribution of $0.39 per common unit to the unitholders of record on February 6, 2019. In addition, the board of directors declared a distribution to the holders of the Class A Preferred Units of $6.4 million in the aggregate. The distributions to both the common unitholders and the holders of the Class A Preferred Units are to be paid on February 14, 2019.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018 for our fiscal years ending thereafter:

		Three Months Ending March 31,	Fiscal Year Ending March 31,
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$—	$—	$—	$—	$—	$—	$—
Working capital borrowings	889,000	—	—	—	889,000	—	—
Senior unsecured notes	1,336,344	—	339,886	—	—	—	996,458
Other long-term debt	5,492	161	648	4,683	—	—	—
Interest payments on long-term debt:
Revolving Credit Facility (1)	138,102	11,963	48,515	48,515	29,109	—	—
Senior unsecured notes	400,090	20,626	78,094	69,384	69,384	69,384	93,218
Other long-term debt	376	57	210	109	—	—	—
Letters of credit	157,938	—	—	—	157,938	—	—
Future minimum lease payments under noncancelable operating leases	422,314	29,233	120,861	99,496	72,693	52,270	47,761
Future minimum throughput payments under noncancelable agreements (2)	56,127	12,924	43,203	—	—	—	—
Construction commitments (3)	21,586	1,516	20,070	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	64,647	64,647	—	—	—	—	—
Natural gas liquids	14,591	13,228	1,363	—	—	—	—
Index-price commodity purchase commitments (4):
Crude oil (5)	2,469,203	520,372	751,988	401,873	344,897	255,400	194,673
Natural gas liquids	255,702	223,915	31,787	—	—	—	—
Total contractual obligations	$6,231,512	$898,642	$1,436,625	$624,060	$1,563,021	$377,054	$1,332,110

(1)
The estimated interest payments on our Revolving Credit Facility are based on principal and letters of credit outstanding at December 31, 2018. See to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on our Credit Agreement.

(2)
We have executed noncancelable agreements with crude oil operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. See to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

(3)	At December 31, 2018, the construction commitments relate to two new towboats and four new barges currently being built.

(4)
Index prices are based on a forward price curve at December 31, 2018. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at December 31, 2018 would result in a change of $39.3 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at December 31, 2018 would result in a change of $56.9 million in the value of our index-price crude oil purchase commitments. See to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of the commitments.

(5)
Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (see to our unaudited condensed consolidated financial statements included in this Quarterly Report) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline. As these purchase commitments are deliver-or-pay contracts, we have not entered into corresponding long-term sales contracts for volumes we may not receive.

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

Our Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2018, we had $0.9 billion of outstanding borrowings under our Revolving Credit Facility at a weighted average interest rate of 4.81%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.1 million, based on borrowings outstanding at December 31, 2018.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2018, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. We record the changes in fair value of these financial derivative transactions within cost of sales in our unaudited condensed consolidated statements of operations. The following table summarizes the hypothetical impact on the December 31, 2018 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(7,312)
Propane (Liquids segment)	$2,460
Other products (Liquids segment)	$(582)
Gasoline (Refined Products and Renewables segment)	$(18,168)
Diesel (Refined Products and Renewables segment)	$(15,317)
Ethanol (Refined Products and Renewables segment)	$(2,705)
Biodiesel (Refined Products and Renewables segment)	$2,522
Canadian dollars (Liquids segment)	$489

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2018. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of December 31, 2018, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During November 2018, 15,550 common units were surrendered by employees to pay tax withholdings in connection with the vesting of restricted units. As a result, we are deeming the surrenders to be “repurchases.” The average price paid per common unit was $9.97. These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Amendment to Credit Agreement

On February 6, 2019, NGL Energy Partners LP (the “Partnership”), NGL Energy Operating LLC, in its capacity as borrowers’ agent and the other subsidiary borrowers thereto entered into Amendment No. 7 (the “Credit Agreement Amendment”) to the Partnership’s Amended and Restated Credit Agreement (the “Credit Agreement”) with Deutsche Bank Trust Company Americas, as administrative agent, and the other financial institutions party thereto. Among other changes, the Credit Agreement Amendment reset the basket for the repurchase of common units with a limit of $150 million in aggregate during the remaining term of the Credit Agreement, not to exceed $50 million per fiscal quarter, so long as, both immediately before and after giving pro forma effect to the repurchases, the Partnership’s Leverage Ratio (as defined in our Credit Agreement) is less than 3.25x and Revolving Availability (also as defined in our Credit Agreement) is greater than or equal to $200 million. In addition, the amendment decreases the Maximum Total Leverage Indebtedness Ratio to 6.25x beginning September 30, 2019 with a further decrease to 6.00x beginning March 31, 2020, and amends the defined term “Consolidated EBITDA.”

Consolidated EBITDA solely for the two quarters ending December 31, 2018 and March 31, 2019, may be adjusted to exclude the expenses recognized arising from the Gavilon Energy EPA Settlement (as defined in the Credit Agreement).

The Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The above description of the material terms of the Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1.

Item 6.    Exhibits

Exhibit Number	Exhibit
4.1*
Fifth Supplemental Indenture, dated as of October 18, 2016, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.2*
Sixth Supplemental Indenture, dated as of February 21, 2017, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.3*
Seventh Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.4*
Eighth Supplemental Indenture, dated as of January 25, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.5*
Seventh Supplemental Indenture, dated as of October 18, 2016, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.6*
Eighth Supplemental Indenture, dated as of February 21, 2017, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.7*
Ninth Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.8*
First Supplemental Indenture, dated as of February 21, 2017, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.9*
Second Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.10*
Third Supplemental Indenture, dated as of January 25, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.11*
First Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.12*
Second Supplemental Indenture, dated as of January 25, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

10.1*
Amendment No. 7 to Amended and Restated Credit Agreement, dated as of February 6, 2019, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2018 and March 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended December 31, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statement of Changes in Equity for the nine months ended December 31, 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 11, 2019		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 11, 2019		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer