Form 10-Q/A
period 2018-12-31
NGL Energy Partners LP
filed 2019-02-28
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, originally filed on February 11, 2019 (the “Original Filing”) by NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”). We are filing this Amendment to correct certain formatting issues that resulted in certain information not being displayed within the footnotes to tables contained primarily in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Filing. The formatting issue was the result of a technical error related to the Partnership’s use of Inline XBRL in the Original Filing. We have corrected the issue and the missing language is now being displayed properly.

Except as described above, no other changes have been made to the Original Filing. We have not updated the disclosures contained herein to reflect any event which occurred at a date subsequent to the filing of the Original Filing.

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

(1)
Revenues include $10.4 million and $4.0 million of intersegment sales during the three months ended December 31, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

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

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$4,580,137	$2,845,482	$1,734,655
Cost of sales-excluding impact of derivatives	4,719,781	2,822,518	1,897,263
Derivative (gain) loss	(173,332)	40,015	(213,347)
Product margin (loss)	33,688	(17,051)	50,739

Renewables sales:
Revenues-excluding impact of derivatives	65,847	99,436	(33,589)
Cost of sales-excluding impact of derivatives	66,649	81,846	(15,197)
Derivative (gain) loss	(3,587)	7,199	(10,786)
Product margin	2,785	10,391	(7,606)

Service fees and other revenues	3,201	94	3,107

Expenses:
Operating expenses	3,407	3,343	64
General and administrative expenses	2,266	2,088	178
Depreciation and amortization expense	321	323	(2)
Gain on disposal or impairment of assets, net	—	(7,529)	7,529
Total expense (income), net	5,994	(1,775)	7,769
Segment operating income (loss)	$33,680	$(4,791)	$38,471

Gasoline sold (barrels)	42,882	22,902	19,980
Diesel sold (barrels)	15,931	15,004	927
Ethanol sold (barrels)	592	900	(308)
Biodiesel sold (barrels)	237	477	(240)
Refined products and renewables storage capacity - leased (barrels) (2)	10,293	9,046	1,247
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	272	1,068	(796)
Gasoline inventory (barrels) (2)	3,942	3,007	935
Diesel inventory (barrels) (2)	1,815	1,605	210
Ethanol inventory (barrels) (2)	1,292	684	608
Biodiesel inventory (barrels) (2)	162	153	9
Refined products sold ($/barrel)	$77.876	$75.067	$2.809
Cost per refined products sold ($/barrel)	$77.303	$75.517	$1.786
Refined products product margin (loss) ($/barrel)	$0.573	$(0.450)	$1.023
Renewable products sold ($/barrel)	$79.429	$72.212	$7.217
Cost per renewable products sold ($/barrel)	$76.070	$64.666	$11.404
Renewable products product margin ($/barrel)	$3.359	$7.546	$(4.187)

(1)	Revenues include $0.1 million of intersegment sales during the three months ended December 31, 2017 that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2018 and December 31, 2017, respectively.

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

(3)
During the three months ended December 31, 2018, this relates primarily to unrealized losses on marketable securities. During the three months ended December 31, 2017, this relates primarily to proceeds from a litigation settlement.

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

(1)
Revenues include $22.0 million and $8.9 million of intersegment sales during the nine months ended December 31, 2018 and 2017, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

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

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the nine months ended December 31, 2018 included $23.2 million of net unrealized gains on derivatives and $3.8 million of net realized losses on derivatives. In December 2018, we settled derivative contracts that had scheduled settlement dates from January 2019 through December 2020 in order to lock in the gains on those derivatives. Our cost of sales during the nine months ended December 31, 2017 included less than $0.1 million of net realized losses on derivatives and $11.5 million of net unrealized losses on derivatives.

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

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Nine Months Ended December 31,
	2018	2017	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$14,127,750	$8,493,357	$5,634,393
Cost of sales-excluding impact of derivatives	14,213,306	8,408,658	5,804,648
Derivative (gain) loss	(121,579)	69,854	(191,433)
Product margin	36,023	14,845	21,178

Renewables sales:
Revenues-excluding impact of derivatives	197,317	313,366	(116,049)
Cost of sales-excluding impact of derivatives	200,398	300,433	(100,035)
Derivative (gain) loss	(2,518)	2,332	(4,850)
Product (loss) margin	(563)	10,601	(11,164)

Service fees and other revenues	12,307	262	12,045

Expenses:
Operating expenses	9,790	10,232	(442)
General and administrative expenses	6,846	6,343	503
Depreciation and amortization expense	962	971	(9)
Gain on disposal or impairment of assets, net	(3,026)	(22,585)	19,559
Total expense (income), net	14,572	(5,039)	19,611
Segment operating income	$33,195	$30,747	$2,448

Gasoline sold (barrels)	130,687	77,877	52,810
Diesel sold (barrels)	39,765	43,792	(4,027)
Ethanol sold (barrels)	1,757	2,892	(1,135)
Biodiesel sold (barrels)	815	1,672	(857)
Refined products and renewables storage capacity - leased (barrels) (2)	10,293	9,046	1,247
Refined products and renewables storage capacity sub-leased to third parties (barrels) (2)	272	1,068	(796)
Gasoline inventory (barrels) (2)	3,942	3,007	935
Diesel inventory (barrels) (2)	1,815	1,605	210
Ethanol inventory (barrels) (2)	1,292	684	608
Biodiesel inventory (barrels) (2)	162	153	9
Refined products sold ($/barrel)	$82.884	$69.807	$13.077
Cost per refined products sold ($/barrel)	$82.673	$69.685	$12.988
Refined products product margin ($/barrel)	$0.211	$0.122	$0.089
Renewable products sold ($/barrel)	$76.717	$68.660	$8.057
Cost per renewable products sold ($/barrel)	$76.936	$66.338	$10.598
Renewable products product (loss) margin ($/barrel)	$(0.219)	$2.322	$(2.541)

(1)	Revenues include $0.3 million of intersegment sales during the nine months ended December 31, 2017 that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2018 and December 31, 2017, respectively.

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

(3)
During the nine months ended December 31, 2018, this relates primarily to unrealized losses on marketable securities. During the nine months ended December 31, 2017, this relates primarily to proceeds from a litigation settlement.

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

(6)
Amounts for the three months and nine months ended December 31, 2018 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations. Amounts for the three months and nine months ended December 31, 2017 represent non-cash operating expenses related to our Grand Mesa Pipeline and accretion expense for asset retirement obligations.

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

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 28, 2019		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 28, 2019		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer