Form 10-Q
period 2019-06-30
NGL Energy Partners LP
filed 2019-08-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

At August 5, 2019, there were 126,198,168 common units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,501	$18,572
Accounts receivable-trade, net of allowance for doubtful accounts of $4,653 and $4,366, respectively	911,982	1,162,919
Accounts receivable-affiliates	11,507	12,867
Inventories	519,603	463,143
Prepaid expenses and other current assets	178,695	155,172
Total current assets	1,649,288	1,812,673
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $442,868 and $420,362, respectively	2,015,518	1,844,493
GOODWILL	1,153,029	1,145,861
INTANGIBLE ASSETS, net of accumulated amortization of $555,307 and $524,257, respectively	931,709	938,335
INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,585	1,127
OPERATING LEASE RIGHT-OF-USE ASSETS	518,035	—
OTHER NONCURRENT ASSETS	125,741	160,004
Total assets	$6,394,905	$5,902,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$814,141	$964,665
Accounts payable-affiliates	23,071	28,469
Accrued expenses and other payables	214,243	248,450
Advance payments received from customers	28,313	8,921
Current maturities of long-term debt	649	648
Operating lease obligations	77,021	—
Total current liabilities	1,157,438	1,251,153
LONG-TERM DEBT, net of debt issuance costs of $19,025 and $12,008, respectively, and current maturities	2,586,954	2,160,133
OPERATING LEASE OBLIGATIONS	439,083	—
OTHER NONCURRENT LIABILITIES	61,165	63,575
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 0 and 19,942,169 preferred units issued and outstanding, respectively	—	149,814

EQUITY:
General partner, representing a 0.1% interest, 126,093 and 124,633 notional units, respectively	(50,773)	(50,603)
Limited partners, representing a 99.9% interest, 125,966,868 and 124,508,497 common units issued and outstanding, respectively	1,897,407	2,067,197
Class B preferred limited partners, 8,400,000 and 8,400,000 preferred units issued and outstanding, respectively	202,731	202,731
Class C preferred limited partners, 1,800,000 and 0 preferred units issued and outstanding, respectively	42,638	—
Accumulated other comprehensive loss	(218)	(255)
Noncontrolling interests	58,480	58,748
Total equity	2,150,265	2,277,818
Total liabilities and equity	$6,394,905	$5,902,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2019	2018
REVENUES:
Crude Oil Logistics	$716,160	$783,830
Water Solutions	71,783	76,145
Liquids	347,647	459,897
Refined Products and Renewables	5,502,046	4,524,407
Other	255	155
Total Revenues	6,637,891	5,844,434
COST OF SALES:
Crude Oil Logistics	649,240	748,245
Water Solutions	(2,807)	14,269
Liquids	317,352	440,515
Refined Products and Renewables	5,489,217	4,492,858
Other	465	269
Total Cost of Sales	6,453,467	5,696,156
OPERATING COSTS AND EXPENSES:
Operating	64,267	56,262
General and administrative	20,363	22,390
Depreciation and amortization	54,208	52,045
(Gain) loss on disposal or impairment of assets, net	(967)	101,335
Revaluation of liabilities	—	800
Operating Income (Loss)	46,553	(84,554)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	8	219
Interest expense	(39,908)	(46,268)
Loss on early extinguishment of liabilities, net	—	(137)
Other income (expense), net	1,075	(33,742)
Income (Loss) From Continuing Operations Before Income Taxes	7,728	(164,482)
INCOME TAX BENEFIT (EXPENSE)	311	(651)
Income (Loss) From Continuing Operations	8,039	(165,133)
Loss From Discontinued Operations, net of Tax	—	(4,156)
Net Income (Loss)	8,039	(169,289)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	268	345
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	—	398
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$8,307	$(168,546)
NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(121,068)	$(184,794)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$—	$(3,754)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS	$(121,068)	$(188,548)
BASIC LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.96)	$(1.52)
Loss From Discontinued Operations, net of Tax	—	(0.03)
Net Loss	$(0.96)	$(1.55)
DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.96)	$(1.52)
Loss From Discontinued Operations, net of Tax	—	(0.03)
Net Loss	$(0.96)	$(1.55)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	125,886,738	121,544,421
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	125,886,738	121,544,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended June 30,
	2019	2018
Net income (loss)	$8,039	$(169,289)
Other comprehensive income (loss)	37	(11)
Comprehensive income (loss)	$8,076	$(169,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2019
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2019	$(50,603)	8,400,000	$202,731	124,508,497	$2,067,197	$(255)	$58,748	$2,277,818
Distributions to general and common unit partners and preferred unitholders (Note 10)	(85)	—	—	—	(63,274)	—	—	(63,359)
Issuance of Class C preferred units, net of offering costs (Note 10)	—	1,800,000	42,638	—	—	—	—	42,638
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	—	2,752	—	—	2,752
Warrants exercised (Note 10)	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(36,517)	—	—	(36,517)
Class A convertible preferred units redemption - amount paid in excess of carrying value (Note 10)	—	—	—	—	(78,797)	—	—	(78,797)
Investment in NGL Energy Holdings LLC (Note 13)	—	—	—	—	(2,361)	—	—	(2,361)
Net (loss) income	(85)	—	—	—	8,392	—	(268)	8,039
Other comprehensive income	—	—	—	—	—	37	—	37
BALANCES AT JUNE 30, 2019	$(50,773)	10,200,000	$245,369	125,966,868	$1,897,407	$(218)	$58,480	$2,150,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2018
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2018	$(50,819)	8,400,000	$202,731	121,472,725	$1,852,495	$(1,815)	$83,503	2,086,095
Distributions to general and common unit partners and preferred unitholders	(82)	—	—	—	(58,548)	—	—	(58,630)
Contributions	—	—	—	—	—	—	169	169
Sawtooth joint venture	—	—	—	—	(63)	—	63	—
Purchase of noncontrolling interest	—	—	—	—	(33)	—	(3,927)	(3,960)
Redeemable noncontrolling interest valuation adjustment	—	—	—	—	(3,300)	—	—	(3,300)
Repurchase of warrants	—	—	—	—	(14,988)	—	—	(14,988)
Equity issued pursuant to incentive compensation plan	—	—	—	50,992	4,619	—	—	4,619
Warrants exercised	—	—	—	228,797	2	—	—	2
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	—	—	(8,983)	—	—	(8,983)
Net loss	(155)	—	—	—	(168,391)	—	(345)	(168,891)
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Cumulative effect adjustment for adoption of ASC 606	139	—	—	—	139,167	—	—	139,306
Cumulative effect adjustment for adoption of ASU 2016-01	(2)	—	—	—	(1,567)	1,569	—	—
BALANCES AT JUNE 30, 2018	$(50,919)	8,400,000	$202,731	121,752,514	$1,740,410	$(257)	$79,463	$1,971,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$8,039	$(169,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	—	4,156
Depreciation and amortization, including amortization of debt issuance costs	57,855	55,939
Loss on early extinguishment or revaluation of liabilities, net	—	937
Non-cash equity-based compensation expense	3,701	5,511
(Gain) loss on disposal or impairment of assets, net	(967)	101,335
Provision for doubtful accounts	280	196
Net adjustments to fair value of commodity derivatives	(26,500)	52,685
Equity in earnings of unconsolidated entities	(8)	(219)
Lower of cost or market value adjustment	2,284	94
Other	(1,061)	(206)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	251,745	(74,930)
Inventories	(61,459)	(48,864)
Other current and noncurrent assets	(6,995)	15,967
Accounts payable-trade and affiliates	(156,664)	(30,328)
Other current and noncurrent liabilities	(356)	13,830
Net cash provided by (used in) operating activities-continuing operations	69,894	(73,186)
Net cash provided by operating activities-discontinued operations	—	32,041
Net cash provided by (used in) operating activities	69,894	(41,145)
INVESTING ACTIVITIES:
Capital expenditures	(155,391)	(72,710)
Acquisitions, net of cash acquired	(54,548)	(116,592)
Net settlements of commodity derivatives	6,447	(60,861)
Proceeds from sales of assets	1,673	5,406
Proceeds from divestitures of businesses and investments, net	—	18,594
Investments in unconsolidated entities	(889)	(6)
Distributions of capital from unconsolidated entities	439	—
Repayments on loan for natural gas liquids facility	3,022	2,707
Loan to affiliate	—	(1,050)
Net cash used in investing activities-continuing operations	(199,247)	(224,512)
Net cash used in investing activities-discontinued operations	—	(23,008)
Net cash used in investing activities	(199,247)	(247,520)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	1,139,000	962,000
Payments on Revolving Credit Facility	(1,155,000)	(605,500)
Issuance of senior unsecured notes	450,000	—
Repayment and repurchase of senior unsecured notes	—	(5,069)
Payments on other long-term debt	(163)	(163)
Debt issuance costs	(7,873)	(771)
Contributions from noncontrolling interest owners, net	—	169
Distributions to general and common unit partners and preferred unitholders	(62,288)	(53,905)
Proceeds from sale of preferred units, net of offering costs	42,638	—
Payments for redemption of preferred units	(265,128)	—
Repurchase of warrants	—	(14,988)
Payments for settlement and early extinguishment of liabilities	(543)	(1,195)
Investment in NGL Energy Holdings LLC	(2,361)	—
Net cash provided by financing activities-continuing operations	138,282	280,578
Net cash used in financing activities-discontinued operations	—	(325)
Net cash provided by financing activities	138,282	280,253
Net increase (decrease) in cash and cash equivalents	8,929	(8,412)
Cash and cash equivalents, beginning of period	18,572	22,094
Cash and cash equivalents, end of period	$27,501	$13,682
Supplemental cash flow information:
Cash interest paid	$36,538	$51,106
Income taxes paid (net of income tax refunds)	$2,537	$908
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B and Class C preferred unitholders	$5,796	$4,725
Accrued capital expenditures	$32,926	$12,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2019, our operations included:

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

Recent Developments

As previously disclosed, on July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior Plus Corp. (“Superior”) for total consideration of $889.8 million in cash. We retained our 50% ownership interest in Victory Propane, LLC (“Victory Propane”), which we subsequently sold on August 14, 2018. This transaction represented a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to our former Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

consolidated balance sheet at March 31, 2019 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2019 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on May 30, 2019.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2020.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our unaudited condensed consolidated balance sheets except for certain physical contracts that qualify for the normal purchase and normal sale election. Under this accounting policy election, we do not record the physical contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs.

We have not designated any financial instruments as hedges for accounting purposes. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our unaudited condensed consolidated statements of operations, regardless of whether the contract is physically or financially settled.

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements and are reported within cost of sales on the unaudited condensed consolidated statements of operations, along with related settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined and renewables products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions.

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

We have a deferred tax liability of $13.4 million at June 30, 2019 as a result of acquiring a corporation in connection with one of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheet. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded for the three months ended June 30, 2019 was $1.0 million with an effective tax rate of 24.6%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2019 or March 31, 2019.

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

Inventories consist of the following at the dates indicated:

	June 30, 2019	March 31, 2019
	(in thousands)
Crude oil	$65,618	$51,359
Natural gas liquids:
Propane	38,436	33,478
Butane	25,099	15,294
Other	5,604	7,482
Refined products:
Gasoline	173,927	189,802
Diesel	148,581	103,935
Renewables:
Ethanol	56,513	51,542
Biodiesel	5,825	10,251
Total	$519,603	$463,143

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired	June 30, 2019	March 31, 2019
				(in thousands)
Aircraft rental company (2)	Corporate and Other	50%	June 2019	$900	$—
Water services company (3)	Water Solutions	50%	August 2018	480	920
Natural gas liquids terminal company (4)	Liquids	50%	March 2019	205	207
Total				$1,585	$1,127

(1)	Ownership interest percentages are at June 30, 2019.

(2)	This is an investment with a related party. See Note 13 for a further discussion.

(3)	This is an investment that we acquired as part of an acquisition in August 2018.

(4)	This is an investment that we acquired as part of an acquisition in March 2019.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2019	March 31, 2019
	(in thousands)
Loan receivable (1)	$16,107	$19,474
Line fill (2)	33,437	33,437
Tank bottoms (3)	44,148	44,148
Minimum shipping fees - pipeline commitments (4)	—	23,494
Other	32,049	39,451
Total	$125,741	$160,004

(1)
Represents the noncurrent portion of a loan receivable associated with our financing of the construction of a natural gas liquids facility that is utilized by a third party who filed for Chapter11 bankruptcy subsequent to June 30, 2019. As of June 30, 2019, we are owed a total of $26.4 million under this loan receivable, of which $13.0 million is recorded within prepaid expenses and other current assets in our unaudited condensed unconsolidated balance sheet. Our loan receivable is secured by the natural gas liquids facility. The remaining amount represents the noncurrent portion of a loan receivable with Victory Propane.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2019, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. At March 31, 2019, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At June 30, 2019 and March 31, 2019, tank bottoms held in third party terminals consisted of 389,737 barrels and 389,737 barrels of refined products, respectively. Tank bottoms held in terminals we own are included within property, plant and equipment (see Note 5).

(4)
Represents the minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for two contracts with crude oil pipeline operators. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). During the three months ended June 30, 2018, we entered into a definitive agreement, in which we agreed to provide the benefit of our deficiency credit under one of these contracts. As a result of providing this benefit to the third party, we wrote off $67.7 million of these deficiency credits and recorded a loss within (gain) loss on disposal or impairment of assets, net. Under the remaining other contract for which we have the future benefit, we currently have ten months in which to ship the excess volumes. At June 30, 2019, the deficiency credit for the remaining other contract of $23.5 million was reclassified to prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2019	March 31, 2019
	(in thousands)
Accrued compensation and benefits	$18,721	$19,558
Excise and other tax liabilities	40,985	40,339
Derivative liabilities	60,402	100,372
Accrued interest	26,120	24,882
Product exchange liabilities	27,116	21,081
Gavilon legal matter settlement (Note 9)	12,500	12,500
Other	28,399	29,718
Total	$214,243	$248,450

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and any distributions that are paid. Noncontrolling interests are reported as a component of equity.

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

Also, as discussed in Note 4, we made certain adjustments during the three months ended June 30, 2019 to our estimates of the acquisition date fair values of the assets acquired and liabilities assumed in business combinations that occurred during the fiscal year ended March 31, 2019.

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

In February 2016, the FASB issued ASC 842, “Leases.” This ASU replaced previous lease accounting guidance in GAAP. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. It also retains a distinction between finance leases and operating leases. For lessors, the new accounting model remains largely the same, although some changes have been made to align it with the new lessee model and the ASC 606 revenue recognition guidance. We adopted ASC 842 effective April 1, 2019 using the modified retrospective method, with no adjustment to comparative period information, which remains reported under ASC 840, and no cumulative effect adjustment to equity. See Note 15 for a further discussion of the impact of adoption of ASC 842 to our unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Weighted average common units outstanding during the period:
Common units - Basic	125,886,738	121,544,421
Common units - Diluted	125,886,738	121,544,421

For the three months ended June 30, 2019, the Service Awards (as defined herein) and warrants were considered antidilutive. For the three months ended June 30, 2018, the performance awards, warrants, Service Awards and the Class A Preferred Units (as defined herein) were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands, except unit and per unit amounts)
Income (loss) from continuing operations	$8,039	$(165,133)
Less: Continuing operations loss attributable to noncontrolling interests	268	345
Net income (loss) from continuing operations attributable to NGL Energy Partners LP	8,307	(164,788)
Less: Distributions to preferred unitholders (1)	(129,460)	(20,157)
Less: Continuing operations net loss allocated to general partner (2)	85	151
Net loss from continuing operations allocated to common unitholders	$(121,068)	$(184,794)

Loss from discontinued operations, net of tax	$—	$(4,156)
Less: Discontinued operations loss attributable to redeemable noncontrolling interests	—	398
Less: Discontinued operations loss allocated to general partner (2)	—	4
Net loss from discontinued operations allocated to common unitholders	$—	$(3,754)

Net loss allocated to common unitholders	$(121,068)	$(188,548)

Basic loss per common unit
Loss from continuing operations	$(0.96)	$(1.52)
Loss from discontinued operations, net of tax	—	(0.03)
Net loss	$(0.96)	$(1.55)
Diluted loss per common unit
Loss from continuing operations	$(0.96)	$(1.52)
Loss from discontinued operations, net of tax	—	(0.03)
Net loss	$(0.96)	$(1.55)
Basic weighted average common units outstanding	125,886,738	121,544,421
Diluted weighted average common units outstanding	125,886,738	121,544,421

(1)
This amount includes distributions to preferred unitholders, the final accretion for the beneficial conversion of the Class A Preferred Units and the excess of the Class A Preferred Units repurchase price over the carrying value of the units, as discussed further in Note 10.

(2)	Net loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4—Acquisitions

The following summarizes our acquisitions during the three months ended June 30, 2019:

Saltwater Water Solutions Facilities

During the three months ended June 30, 2019, we acquired one saltwater disposal facility (including three saltwater disposal wells) for total consideration of approximately $53.0 million.

As part of this acquisition, we recorded customer relationship, favorable contract, non-compete agreement and right-of way intangible assets. We estimated the value of these intangible assets using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination. The following table summarizes the preliminary estimates of the fair values as of June 30, 2019 for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$24,324
Goodwill	2,413
Intangible assets	26,688
Other noncurrent liabilities	(425)
Fair value of net assets acquired	$53,000

As of June 30, 2019, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to finalize the fair values of the property, plant and equipment and intangible assets.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the three months ended June 30, 2019 includes revenues of $1.9 million and operating income of $0.8 million that were generated by the operations of these water solutions facilities. We incurred less than $0.1 million of transaction costs related to this acquisition during the three months ended June 30, 2019, which is recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

During the three months ended June 30, 2019, we also acquired land and two saltwater disposal wells for total consideration of $13.0 million, which we are accounting for as an acquisition of assets. The consideration paid for this transaction was allocated primarily to property, plant and equipment.

The following summarizes the status of the preliminary purchase price allocation of acquisitions prior to April 1, 2019:

Saltwater Water Solutions Facilities

During the three months ended June 30, 2019, we completed the acquisition accounting for all saltwater disposal facilities and saltwater disposal wells acquired during the fiscal year ended March 31, 2019. Due to the receipt of additional information, we recorded a decrease of $2.3 million to intangible assets with the offset recorded to goodwill. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the three months ended June 30, 2019.

Freshwater Water Solutions Facilities

During the three months ended June 30, 2019, we completed the acquisition accounting for four freshwater facilities (including 16 freshwater wells). There were no adjustments to the fair value of assets acquired and liabilities assumed during the three months ended June 30, 2019 for this acquisition.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For a separate freshwater acquisition, we paid $2.5 million in cash to the sellers during the three months ended June 30, 2019 to complete the settlement of the acquisition. The offset of the cash payment was recorded to goodwill.

Natural Gas Liquids Terminal Business

During the three months ended June 30, 2019, we finalized the adjustments related to the working capital items received and recorded a decrease of $2.7 million to inventories, an increase of $0.3 million to other current assets, an increase of $0.1 million to property, plant and equipment, a decrease of $0.9 million to current liabilities and a decrease of $0.5 million to noncurrent liabilities.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			June 30, 2019	March 31, 2019
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$280,849	$280,106
Pipeline and related facilities	30	-	40	243,762	243,799
Refined products terminal assets and equipment	15	-	25	15,187	15,187
Vehicles and railcars	3	-	25	122,363	124,948
Water treatment facilities and equipment	3	-	30	734,713	704,666
Crude oil tanks and related equipment	2	-	30	225,599	225,476
Barges and towboats	5	-	30	103,737	103,735
Information technology equipment	3	-	7	33,518	33,082
Buildings and leasehold improvements	3	-	40	145,114	144,567
Land				70,362	63,368
Tank bottoms and line fill (1)				20,267	20,071
Other	3	-	20	15,035	15,018
Construction in progress				447,880	290,832
				2,458,386	2,264,855
Accumulated depreciation				(442,868)	(420,362)
Net property, plant and equipment				$2,015,518	$1,844,493

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Depreciation expense	$25,821	$24,729
Capitalized interest expense	$—	$149

Amounts in the table above do not include depreciation expense and capitalized interest related to our former Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Crude Oil Logistics	$(533)	$(2,041)
Water Solutions	48	2,475
Liquids	(3)	(10)
Total	$(488)	$424

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the three months ended June 30, 2019:

	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2019	$579,846	$410,139	$103,421	$52,455	$1,145,861
Revisions to acquisition accounting (Note 4)	—	4,755	—	—	4,755
Acquisitions (Note 4)	—	2,413	—	—	2,413
Balances at June 30, 2019	$579,846	$417,307	$103,421	$52,455	$1,153,029

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				June 30, 2019			March 31, 2019
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$753,432	$(387,400)	$366,032	$747,432	$(370,072)	$377,360
Customer commitments	10			310,000	(82,667)	227,333	310,000	(74,917)	235,083
Pipeline capacity rights	30			161,785	(23,786)	137,999	161,785	(22,438)	139,347
Rights-of-way and easements	1	-	45	76,925	(5,081)	71,844	73,409	(4,509)	68,900
Water rights	14			64,868	(4,247)	60,621	64,868	(3,018)	61,850
Executory contracts and other agreements	5	-	30	55,030	(17,860)	37,170	47,230	(17,212)	30,018
Non-compete agreements	2	-	24	19,823	(3,469)	16,354	12,723	(2,570)	10,153
Debt issuance costs (1)	5			42,353	(30,797)	11,556	42,345	(29,521)	12,824
Total amortizable				1,484,216	(555,307)	928,909	1,459,792	(524,257)	935,535
Non-amortizable:
Trade names				2,800	—	2,800	2,800	—	2,800
Total				$1,487,016	$(555,307)	$931,709	$1,462,592	$(524,257)	$938,335

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

The weighted-average remaining amortization period for intangible assets is approximately 13.6 years.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2019	2018
	(in thousands)
Depreciation and amortization	$28,387	$27,316
Cost of sales	1,371	1,465
Interest expense	1,276	1,193
Operating expenses	151	—
Total	$31,185	$29,974

Amounts in the table above do not include amortization expense related to our former Retail Propane segment, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2020 (nine months)	$93,141
2021	112,212
2022	99,373
2023	91,351
2024	85,211
Thereafter	447,621
Total	$928,909

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2019			March 31, 2019
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$260,000	$—	$260,000	$275,000	$—	$275,000
Working capital borrowings	895,000	—	895,000	896,000	—	896,000
Senior unsecured notes:
7.500% Notes due 2023 ("2023 Notes")	607,323	(6,538)	600,785	607,323	(6,916)	600,407
6.125% Notes due 2025 ("2025 Notes")	389,135	(4,877)	384,258	389,135	(5,092)	384,043
7.500% Notes due 2026 ("2026 Notes")	450,000	(7,610)	442,390	—	—	—
Other long-term debt	5,170	—	5,170	5,331	—	5,331
	2,606,628	(19,025)	2,587,603	2,172,789	(12,008)	2,160,781
Less: Current maturities	649	—	649	648	—	648
Long-term debt	$2,605,979	$(19,025)	$2,586,954	$2,172,141	$(12,008)	$2,160,133

(1)	Debt issuance costs related to the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense for debt issuance costs related to long-term debt in the table above was $0.8 million and $1.2 million during the three months ended June 30, 2019 and 2018, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2020 (nine months)	$2,618
2021	3,488
2022	3,488
2023	3,488
2024	2,864
Thereafter	3,079
Total	$19,025

Credit Agreement

We are party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. As of June 30, 2019, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.250 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $515.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). The Revolving Credit Facility allows us to reallocate amounts between the Expansion Capital Facility and Working Capital Facility. We had letters of credit of $141.8 million on the Working Capital Facility at June 30, 2019. The capacity under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement) which is calculated based on the value of certain working capital items at any point in time.

At June 30, 2019, the borrowings under the Credit Agreement had a weighted average interest rate of 4.27%, calculated as the weighted average LIBOR rate of 2.41% plus a margin of 1.75% for LIBOR borrowings and the prime rate of 5.50% plus a margin of 0.75% on alternate base rate borrowings. At June 30, 2019, the interest rate in effect on letters of credit was 1.75%. Commitment fees are charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

The following table summarizes the debt covenant levels specified in the Credit Agreement as of June 30, 2019:

		Senior Secured	Interest	Total Leverage
Period Beginning	Leverage Ratio (1)	Leverage Ratio (1)	Coverage Ratio (2)	Indebtedness Ratio (1)
June 30, 2019	4.50	3.25	2.75	6.50
September 30, 2019	4.50	3.25	2.75	6.25
March 31, 2020 and thereafter	4.50	3.25	2.75	6.00

(1)	Represents the maximum ratio for the period presented.

(2)	Represents the minimum ratio for the period presented.

At June 30, 2019, our leverage ratio was approximately 3.47 to 1, our senior secured leverage ratio was approximately 0.59 to 1, our interest coverage ratio was approximately 3.18 to 1 and our total leverage indebtedness ratio was approximately 5.20 to 1.

We were in compliance with the covenants under the Credit Agreement at June 30, 2019.

Senior Unsecured Notes

On April 9, 2019, we issued $450.0 million of 7.50% Senior Unsecured Notes Due 2026 (the “2026 Notes”) in a private placement. The 2026 Notes bear interest, which is payable on April 15 and October 15 of each year, beginning on October 15, 2019 at 7.50% per annum. We received net proceeds of $442.1 million, after the initial purchasers’ discount of $6.8 million and offering costs of $1.1 million. The 2026 Notes mature on April 15, 2026.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2019, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $5.2 million at June 30, 2019.

Term Credit Agreement

On July 2, 2019 (the “Closing Date”), we entered into a term credit agreement (the “Term Credit Agreement”) with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. Proceeds from the term loan facility were used to fund a portion of the purchase price for the Mesquite (as defined herein) acquisition (see Note 17).

The commitments under the Term Credit Agreement expire on July 2, 2024. We are subject to prepayments of principal if we enter into certain transactions to sell assets, issue equity or obtain new borrowings.

The obligations under the Term Credit Agreement are guaranteed by the Partnership and certain of the Borrower’s wholly owned subsidiaries, and are secured by substantially all of the assets of the Borrower, the Partnership and the other subsidiary guarantors subject to certain customary exclusions.

All borrowings under the Term Credit Agreement bear interest, at either (a) an alternate base rate plus (i) during the first three-month period after the Closing Date, margin equal to the applicable margin for alternate base rate loans calculated under our existing revolving credit facility, (ii) 2.00% per annum for the second three-month period after the Closing Date, (iii) 2.25% per annum for the third three-month period after the Closing Date, (iv) 2.50% per annum for the fourth three-month period after the Closing Date, and (v) thereafter, the rate per year such that the alternate base rate equals a rate of interest agreed to between us and the administrative agent, or (b) an adjusted LIBOR rate plus (i) during the first three-month period after the Closing Date, margin equal to the applicable margin for LIBOR rate loans calculated under our existing revolving credit facility, (ii) 3.00% per annum for the second three-month period after the Closing Date, (iii) 3.25% per annum for the third three-month period after the Closing Date, (iv) 3.50% per annum for the fourth three-month period after the Closing Date, and (v) thereafter, such rate per annum such that the adjusted LIBOR rate equals a rate of interest agreed to between us and the administrative agent.

The Term Credit Agreement contains various customary representations, warranties and covenants by the Partnership and its subsidiaries, including, without limitation, (i) commencing September 30, 2019, the Partnership and the subsidiary guarantors will be subject to financial covenants limiting leverage, including senior leverage, secured leverage and total leverage, and requiring a minimum interest coverage, (ii) negative covenants limiting indebtedness, liens, equity distributions and fundamental changes involving the Partnership or its subsidiaries and (iii) affirmative covenants requiring, among other things, reporting of financial information and material events and covenants to maintain existence and pay taxes, in each case substantially consistent with the Partnership’s existing Revolving Credit Facility, which is described above.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2019:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2020 (nine months)	$—	$—	$486	$486
2021	—	—	4,684	4,684
2022	1,155,000	—	—	1,155,000
2023	—	—	—	—
2024	—	607,323	—	607,323
Thereafter	—	839,135	—	839,135
Total	$1,155,000	$1,446,458	$5,170	$2,606,628

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. Both defendants have a pending motion for judgment as a matter of law on the fraudulent misrepresentation claim and plan to file post-verdict motions as appropriate before the trial court, and, if need be, will file an appeal to the Delaware Supreme Court. It is our position that the awards, even if they each stand, are not cumulative. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the board of directors once all information is available to it and after the post-trial and any appellate process has run its course and the verdict is final as a matter of law. Because the Partnership is a named defendant in the lawsuit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million. As of June 30, 2019, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At June 30, 2019, we have an environmental liability, measured on an undiscounted basis, of $2.4 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In 2015, as previously disclosed, the U.S. Environmental Protection Agency (“EPA”) informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (“Gavilon Energy”), of alleged violations that occurred in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint. On May 24, 2017, the court denied our motion to dismiss. Subsequently, the EPA filed a second amended complaint seeking an order declaring Western Dubuque’s RINs invalid, an order requiring us to retire an equivalent number of valid RINs and an award against us of statutory civil penalties. In May 2018, the parties completed briefing on cross-motions for summary judgment concerning liability issues in the case. On July 3, 2018, the Court denied our summary judgment motion and largely granted the plaintiff’s two summary judgment motions on liability. On July 19, 2018, Gavilon Energy reached an agreement in principle with the EPA regarding the terms of a settlement of the case, which was memorialized in a consent decree lodged to the Court on September 27, 2018. Such terms will result in Gavilon Energy paying cash of $25.0 million and retiring 36 million RINs, over a twelve-month period. The consent decree was approved by the Court on November 8, 2018. The consent decree resolves all matters between Gavilon Energy and the EPA in connection with the above-described complaint. During the fiscal year ended March 31, 2019, we paid the EPA $12.5 million and retired all 36 million RINs. As of June 30, 2019, we have an accrual, which is included within accrued expenses and other payables in our unaudited condensed consolidated balance sheet, of $12.5 million.

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

Balance at March 31, 2019	$9,723
Liabilities incurred	294
Liabilities assumed in acquisitions	427
Accretion expense	195
Balance at June 30, 2019	$10,639

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Commitments

We have various noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at June 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (nine months)	$10,031
2021	10,757
2022	7,992
2023	5,603
2024	4,476
Thereafter	679
Total	$39,538

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have an asset recorded in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet for minimum shipping fees paid in both the current and previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2).

The future minimum throughput payments under these agreements at June 30, 2019 are $30.1 million. The payments for these agreements will be completed at the end of fiscal year 2020. Of the total future minimum throughput payments, a third party has contractually agreed to assume all rights and privileges and to be fully responsible for any minimum shipping fees due for actual shipments that are less than our allotted capacity related to $22.6 million of the fiscal year 2020 amount under a definitive agreement we signed during the three months ended June 30, 2018 (see Note 13).

Construction Commitments

At June 30, 2019, we had construction commitments of $11.4 million.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2019, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2020 (nine months)	$77,233	1,456	$13,811	21,714
2021	—	—	1,341	2,100
Total	$77,233	1,456	$15,152	23,814

Index-Price Commodity Purchase Commitments:
2020 (nine months)	$1,315,538	24,124	$502,600	1,070,293
2021	503,942	10,227	2,076	3,914
2022	397,731	8,264	—	—
2023	266,157	5,482	—	—
2024	200,233	4,110	—	—
Total	$2,683,601	52,207	$504,676	1,074,207

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

At June 30, 2019, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2020 (nine months)	$84,851	1,541	$123,655	154,945
2021	—	—	4,926	6,375
2022	—	—	116	141
Total	$84,851	1,541	$128,697	161,461

Index-Price Commodity Sale Commitments:
2020 (nine months)	$1,059,581	17,955	$763,429	1,112,979
2021	—	—	14,493	21,923
Total	$1,059,581	17,955	$777,922	1,134,902

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $61.7 million of our prepaid expenses and other current assets and $60.4 million of our accrued expenses and other payables at June 30, 2019.

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

General Partner Contributions

In connection with the warrants that were exercised for common units during the three months ended June 30, 2019, we issued 1,460 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Equity Issuances

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We did not sell any common units under the ATM Program during the three months ended June 30, 2019, and approximately $134.7 million remained available for sale under the ATM Program at June 30, 2019. The registration statement applicable to this program expired in July 2019.

Our Distributions

The following table summarizes distributions declared on our common units during the last two quarters:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2019	May 7, 2019	May 15, 2019	$0.3900	$49,127	$85
July 23, 2019	August 7, 2019	August 14, 2019	$0.3900	$49,127	$85

Class A Convertible Preferred Units

In 2016, we received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Convertible Preferred Units (“Class A Preferred Units”) and 4,375,112 warrants.

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. Accretion for the beneficial conversion feature, recorded as a deemed distribution, was $36.5 million and $9.0 million during the three months ended June 30, 2019 and 2018, respectively.

On April 5, 2019, we redeemed 7,468,978 of the Class A Preferred Units. The applicable Class A redemption price was $13.389 per Class A Preferred Unit, calculated at 111.25% of $12.035 (the Class A Preferred Unit price), plus accrued but unpaid and accumulated distributions of $0.338. The amount per Class A Preferred Unit paid to each Class A preferred unitholder was $13.727, for a total payment of $102.5 million. On April 5, 2019, all 1,458,371 outstanding warrants to purchase common units were exercised for proceeds of less than $0.1 million.

On May 11, 2019, we redeemed the remaining 12,473,191 outstanding Class A Preferred Units. The applicable Class A redemption price was $13.2385 per Class A Preferred Unit, calculated at 110% of $12.035, plus accrued but unpaid and accumulated distributions of $0.1437. The amount per Class A Preferred Unit paid to each Class A preferred unitholder was $13.3822, for a total payment of $166.9 million. In addition, we paid the Class A preferred unitholders the distribution declared on April 24, 2019 for the quarter ended March 31, 2019 of $4.0 million, or $0.3234 per unit, which was paid to the holders of the Class A Preferred Units on May 10, 2019.

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

On July 2, 2019, we issued 4,185,642 Class B Preferred Units to fund a portion of the purchase price for the Mesquite acquisition (see Note 17).

The current distribution rate for the Class B Preferred Units is 9.0% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last two quarters:

				Amount Paid to Class B
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 15, 2019	April 1, 2019	April 15, 2019	$0.5625	$4,725
June 14, 2019	July 1, 2019	July 15, 2019	$0.5625	$4,725

The distribution amount paid on July 15, 2019 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2019.

Class C Preferred Units

On April 2, 2019, we issued 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $42.6 million (net of the underwriters’ discount of $1.4 million and offering costs of $0.9 million).

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). On June 14, 2019, the board of directors of our general partner declared a distribution on the Class C Preferred Units for the three months ended June 30, 2019 of $1.1 million, or $0.5949 per unit, in the aggregate, which was paid to the holders of the Class C Preferred Units on July 15, 2019.

The distribution amount paid on July 15, 2019 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2019.

Class D Preferred Units

On the Closing Date, we entered into a Class D Preferred Unit and Warrant Purchase Agreement pursuant to which we agreed to issue, in a private placement, $400.0 million of our Class D preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of $385.0 million (net of a closing fee of $8.0 million payable to affiliates of the purchasers and certain estimated expenses and expense reimbursements). Proceeds from this issuance were used to fund a portion of the purchase price for the Mesquite acquisition (see Note 17).

The holders of the Class D Preferred Units will be entitled to receive a cumulative, quarterly distribution in arrears on each Class D Preferred Unit then held at an annual rate of (i) 9.00% per annum for all periods during which the Class D Preferred Units are outstanding beginning on the Closing Date and ending on the date and including the last day of the eleventh full quarter following the Closing Date, (ii) 10.00% per annum for all periods during which the Class D Preferred Units are outstanding beginning on and including the first day of the twelfth full quarter following the Closing Date and ending on the last day of the nineteenth full quarter following the Closing Date, and (iii) thereafter, 10.00% per annum or, at the purchasers’ election from time to time, a floating rate equal to the applicable three-month LIBOR, plus 7.00% per annum.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At any time after the Closing Date, the Partnership shall have the right to redeem all of the outstanding Class D Preferred Units at a price per Class D Preferred Unit equal to the sum of the then-unpaid accumulations with respect to such Class D Preferred Unit and the greater of either the applicable multiple on invested capital or the applicable redemption price based on an applicable internal rate of return, as more fully described in the Amended and Restated Partnership Agreement. At any time on or after the eighth anniversary of the Closing Date, each Class D Preferred Unitholder will have the right to require the Partnership to redeem on a date not prior to the 180th day after such anniversary all or a portion of the Class D Preferred Units then held by such preferred unitholder for the then-applicable redemption price, which may be paid in cash or, at the Partnership’s election, a combination of cash and a number of Common Units not to exceed one-half of the aggregate then-applicable redemption price, as more fully described in the Amended and Restated Partnership Agreement. Upon a Class D Change of Control (as defined in the Amended and Restated Partnership Agreement), each Class D Preferred Unitholder will have the right to require the Partnership to redeem the Class D Preferred Units then held by such Preferred Unitholder at a price per Class D Preferred Unit equal to applicable redemption price. The Class D Preferred Units generally will not have any voting rights, except with respect to certain matters which require the vote of the Class D Preferred Units. The Class D Preferred Units generally do not have any voting rights, except that the Class D Preferred Units shall be entitled to vote as a separate class on any matter on which unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Class D Preferred Units in relation to other classes of Partnership Interests (as defined in the Amended and Restated Partnership Agreement) or as required by law. The consent of a majority of the then-outstanding Class D Preferred Units, with one vote per Class D Preferred Unit, shall be required to approve any matter for which the preferred unitholders are entitled to vote as a separate class or the consent of the representative of the Class D Preferred Unitholders, as applicable.

The warrants issued in the private placement are exercisable for, in the aggregate, 17,000,000 common units. Warrants to purchase 10,000,000 common units were issued with an exercise price of $17.45 per common unit (the “Premium Warrants”), and the remaining warrants to purchase 7,000,000 common units were issued with an exercise price of $14.54 per common unit (the “Par Warrants”). The warrants may be exercised from and after the first anniversary of the Closing Date. Unexercised warrants will expire on the tenth anniversary of the Closing Date. The warrants will not participate in cash distributions.

Upon a change of control, all unvested warrants shall immediately vest and be exercisable in full. A change of control occurs when (a) the current general partner owners cease to own, directly or indirectly, at least 50% of the outstanding voting securities of the general partner, (b) the general partner withdraws or is removed by the limited partners, (c) the common units are no longer listed on a national exchange, or (d) the general partners and/or its affiliates become beneficial owner, directly or indirectly, of 80% or more of the outstanding common units or any transaction or event that occurs due to default on our credit agreement.

Registration Rights Agreement

In connection with the issuance of the Class D Preferred Units, we entered into a registrations rights agreements (“Registration Rights Agreement”) with the purchasers of the Class D Preferred Units (“Purchasers”), pursuant to which we are required to prepare and file a registration statement (the “Registration Statement”) within 180 days of the Closing Date, to permit the public resale of (i) the Class D Preferred Units, (ii) the common units issued or issuable upon the exercise of the warrants, (iii) the common units that are issuable pursuant to the terms of the Class D Preferred Units in connection with a redemption of the Class D Preferred Units and (iv) any common units issued in lieu of cash as liquidated damages under the Registration Rights Agreement. The Partnership is also required to use its commercially reasonable efforts to cause the Registration Statement to become effective no later than 360 days after the Closing Date. The Registration Rights Agreement provides that if the Registration Statement is not declared effective on or prior to the Registration Statement Deadline, the Partnership will be liable to the Purchasers for liquidated damages in accordance with a formula, subject to the limitations set forth in the Registration Rights Agreement. Such liquidated damages would be payable in cash, or if payment in cash would breach any covenant or a cause a default under a credit facility or any other debt instrument filed by the Partnership as an exhibit to a periodic report filed with the SEC, then such liquidated damages would be payable in the form of newly issued common units. In addition, the Registration Rights Agreement grants the Purchasers piggyback registration rights. These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Board Rights Agreement

In connection with the issuance of the Class D Preferred Units, we entered into a board rights agreement pursuant to which affiliates of the Purchasers will have the right to designate up to one director on the board of directors of our general partner, so long as the Purchasers and their respective affiliates, in the aggregate, own either at least (i) (A) 50% of the number of Preferred Units issued on the Closing Date or (B) 50% of the aggregate liquidation preference of any class or series of Class D Parity Securities (as defined in the Amended and Restated Partnership Agreement), or (ii) Warrants and/or common units that, in the aggregate, comprise 10% or more of the then-outstanding Common Units.

Amended and Restated Partnership Agreement

On July 2, 2019, NGL Energy Holdings LLC executed the Sixth Amended and Restated Agreement of Limited Partnership. The preferences, rights, powers and duties of holders of Class D Preferred Units are defined in the Amended and Restated Partnership Agreement. The Class D Preferred Units rank senior to the common units with respect to payment of distributions and distribution of assets upon liquidation, dissolution and winding up, and are in parity with the Class B Preferred Units and Class C Preferred Units. The Class D Preferred Units have no stated maturity, but we may redeem the Class D Preferred Units at any time after the Closing Date or upon the occurrence of a change in control.

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

The restricted units vest contingent on the continued service of the recipients through the vesting date (the “Service Awards”).

The following table summarizes the Service Award activity during the three months ended June 30, 2019:

Unvested Service Award units at March 31, 2019	2,308,400
Units granted	17,500
Units forfeited	(8,550)
Unvested Service Award units at June 30, 2019	2,317,350

The following table summarizes the scheduled vesting of our unvested Service Award units at June 30, 2019:

Fiscal Year Ending March 31,
2020 (nine months)	1,009,175
2021	872,925
2022	435,250
Total	2,317,350

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

During the three months ended June 30, 2019 and 2018, we recorded compensation expense related to Service Award units of $2.8 million and $2.8 million, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at June 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (nine months)	$5,454
2021	4,216
2022	1,375
Total	$11,045

As of June 30, 2019, there are approximately 3.4 million common units remaining available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	June 30, 2019		March 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$69,517	$(26,139)	$49,509	$(7,273)
Level 2 measurements	63,137	(60,547)	86,785	(100,564)
	132,654	(86,686)	136,294	(107,837)

Netting of counterparty contracts (1)	(26,326)	26,326	(7,501)	7,501
Net cash collateral held	(15,782)	(133)	(18,271)	(208)
Commodity derivatives	$90,546	$(60,493)	$110,522	$(100,544)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2019	March 31, 2019
	(in thousands)
Prepaid expenses and other current assets	$90,522	$110,521
Other noncurrent assets	24	1
Accrued expenses and other payables	(60,402)	(100,372)
Other noncurrent liabilities	(91)	(172)
Net commodity derivative asset	$30,053	$9,978

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2019:
Crude oil fixed-price (1)	July 2019–December 2020	(2,200)	$2,580
Propane fixed-price (1)	July 2019–December 2020	947	(2,430)
Refined products fixed-price (1)	July 2019–January 2021	(4,623)	45,692
Other	July 2019–March 2022		126
			45,968
Net cash collateral held			(15,915)
Net commodity derivative asset			$30,053

At March 31, 2019:
Crude oil fixed-price (1)	April 2019–December 2020	(1,961)	1,014
Propane fixed-price (1)	April 2019–March 2020	198	608
Refined products fixed-price (1)	April 2019–January 2021	(2,296)	22,079
Other	April 2019–March 2022		4,756
			28,457
Net cash collateral held			(18,479)
Net commodity derivative asset			$9,978

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

During the three months ended June 30, 2019 and 2018, we recorded a net gain of $26.5 million and a net loss of $52.7 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2019, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2019, we had $1.2 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 4.27%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2019 (in thousands):

Senior Unsecured Notes:
2023 Notes	$634,243
2025 Notes	$386,460
2026 Notes	$469,125

For the Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 1 in the fair value hierarchy.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12—Segments

The following table summarizes revenues related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments. The table below does not include amounts related to our former Retail Propane segment, as these amounts has been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$682,069	$756,511
Crude oil transportation and other	39,997	28,546
Non-Topic 606 revenues	3,621	3,298
Elimination of intersegment sales	(9,527)	(4,525)
Total Crude Oil Logistics revenues	716,160	783,830
Water Solutions:
Topic 606 revenues
Disposal service fees	51,140	54,004
Sale of recovered hydrocarbons	14,335	20,378
Freshwater revenues	2,096	500
Other service revenues	4,212	1,251
Non-Topic 606 revenues	—	12
Total Water Solutions revenues	71,783	76,145
Liquids:
Topic 606 revenues
Propane sales	139,374	186,489
Butane sales	82,225	113,200
Other product sales	114,605	151,805
Service revenues	8,787	5,671
Non-Topic 606 revenues	3,845	4,397
Elimination of intersegment sales	(1,189)	(1,665)
Total Liquids revenues	347,647	459,897
Refined Products and Renewables:
Topic 606 revenues
Refined products sales	1,412,158	1,428,212
Service fees and other revenues	511	4,750
Non-Topic 606 revenues	4,089,377	3,091,445
Total Refined Products and Renewables revenues	5,502,046	4,524,407
Corporate and Other:
Non-Topic 606 revenues	255	376
Elimination of intersegment sales	—	(221)
Total Corporate and Other revenues	255	155
Total revenues	$6,637,891	$5,844,434

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense and operating income (loss) by segment for the periods indicated.

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$17,585	$19,309
Water Solutions	28,223	25,309
Liquids	7,251	6,505
Refined Products and Renewables	1,928	1,669
Corporate and Other	2,868	3,147
Total depreciation and amortization	$57,855	$55,939

Operating Income (Loss):
Crude Oil Logistics	$33,802	$(99,738)
Water Solutions	13,689	969
Liquids	8,484	2,623
Refined Products and Renewables	5,920	29,022
Corporate and Other	(15,342)	(17,430)
Total operating income (loss)	$46,553	$(84,554)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions. The information below does not include goodwill by segment.

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Crude Oil Logistics	$14,805	$8,382
Water Solutions	203,900	130,422
Liquids	5,549	992
Refined Products and Renewables	4	—
Corporate and Other	739	331
Total	$224,997	$140,127

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, and goodwill) and total assets by segment at the dates indicated:

	June 30, 2019	March 31, 2019
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,610,899	$1,584,636
Water Solutions	1,791,345	1,600,836
Liquids (1)	631,416	498,767
Refined Products and Renewables	554,915	217,881
Corporate and Other	29,716	26,569
Total	$4,618,291	$3,928,689

(1)	Includes $29.0 million and $0.5 million of non-US long-lived assets at June 30, 2019 and March 31, 2019, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	June 30, 2019	March 31, 2019
	(in thousands)
Total assets:
Crude Oil Logistics	$2,177,945	$2,237,612
Water Solutions	1,862,624	1,668,292
Liquids (1)	837,184	721,008
Refined Products and Renewables	1,435,978	1,198,562
Corporate and Other	81,174	77,019
Total	$6,394,905	$5,902,493

(1)	Includes $41.8 million and $12.0 million of non-US total assets at June 30, 2019 and March 31, 2019, respectively.

Note 13—Transactions with Affiliates

A member of the board of directors of our general partner is an executive officer of WPX Energy, Inc. (“WPX”). We purchase crude oil from and sell crude oil to WPX (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues in our unaudited condensed consolidated statement of operations). We also treat and dispose of wastewater and solids received from WPX.

SemGroup Corporation (“SemGroup”) holds ownership interests in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our unaudited condensed consolidated statements of operations. We also lease crude oil storage from SemGroup.

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Sales to WPX	$8,436	$—
Purchases from WPX (1)	$80,771	$—
Sales to SemGroup	$241	$120
Purchases from SemGroup	$—	$1,020
Sales to entities affiliated with management	$1,021	$5,280
Purchases from entities affiliated with management	$1,156	$76,534

(1)	Amount primarily relates to purchases of crude oil under the definitive agreement we signed with WPX.

Accounts receivable from affiliates consist of the following at the dates indicated:

	June 30, 2019	March 31, 2019
	(in thousands)
Receivables from NGL Energy Holdings LLC	$7,355	$7,277
Receivables from WPX	4,043	5,185
Receivables from SemGroup	41	71
Receivables from entities affiliated with management	68	334
Total	$11,507	$12,867

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts payable to affiliates consist of the following at the dates indicated:

	June 30, 2019	March 31, 2019
	(in thousands)
Payables to WPX	$22,785	$27,844
Payables to entities affiliated with management	267	625
Payables to equity method investees	19	—
Total	$23,071	$28,469

Other Related Party Transactions

Acquisition of Interest in KAIR2014 LLC

During the three months ended June 30, 2019, we purchased a 50% interest in an aircraft rental company, KAIR2014 LLC, for $0.9 million in cash and accounted for our interest using the equity method of accounting (see Note 2). The remaining interest in KAIR2014 LLC is owned by our Chief Executive Officer, H. Michael Krimbill.

Acquisition of Interest in NGL Energy Holdings LLC

During the three months ended June 30, 2019, we purchased, in two transactions, a 1.89% interest in our general partner, NGL Energy Holdings LLC, for $2.4 million in cash and accounted for this as a deduction within limited partners’ equity in our unaudited condensed consolidated balance sheet.

Note 14—Revenue from Contracts with Customers

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of June 30, 2019.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Refined Products and Renewables segment includes $28.4 million of net gains related to changes in the mark-to-market value of these arrangements recorded during the three months ended June 30, 2019.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at June 30, 2019 (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fiscal Year Ending March 31,
2020 (nine months)	$144,623
2021	128,778
2022	120,091
2023	113,915
2024	99,443
Thereafter	242,127
Total	$848,977

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	Balance at
	March 31, 2019	June 30, 2019
	(in thousands)
Accounts receivable from contracts with customers	$740,878	$533,216

Contract liabilities balance at March 31, 2019	$8,921
Payment received and deferred	24,810
Payment recognized in revenue	(5,418)
Contract liabilities balance at June 30, 2019	$28,313

Note 15—Leases

We adopted ASC 842 effective April 1, 2019 using the modified retrospective method, with no adjustment to comparative period information, which remains reported under ASC 840, and no cumulative effect adjustment to equity. Upon adoption, we recorded operating lease right-of-use assets of $551.2 million and operating lease obligations of $549.0 million. The adoption of this standard did not impact our unaudited condensed consolidated statement of operations or unaudited condensed consolidated statement of cash flows for the three months ended June 30, 2019.

We also elected the following transitional practical expedients, which allowed us to (i) not evaluate land easements prior to April 1, 2019; (ii) use hindsight in determining the lease term; (iii) not reassess whether current or expired contracts contain leases; (iv) not reassess the lease classification for any expired or existing leases; and (v) not reassess initial costs.

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as an operating lease or a finance lease depending on the terms of the arrangement. All of our leases are classified as operating leases. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term when we control the use of the asset by obtaining substantially all of the economic benefits of the asset and direct the use of the asset. Operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities with an initial term of greater than one year are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We do not have any leases that provide for guarantees of residual value.

Our lease agreements may include options to extend or terminate the lease which are included in the measurement of our operating lease liability when it is reasonably certain that we will exercise the option. Lease renewal terms vary from one year to 30 years. Operating lease expense is recognized on a straight-line basis over the lease term. We have variable lease payments, including adjustments to lease payments based on an index or rate, such as a consumer price index, fair value adjustments to lease payments, and common area maintenance, real estate taxes, and insurance payments in certain real estate leases. We also have certain land leases within our Water Solutions segment that require us to pay a royalty, which could be

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

based on a flat rate per barrel disposed or a percentage of revenue generated. Variable lease payments are excluded from operating lease right-of-use assets and operating lease liabilities and are expensed as incurred. Operating lease right-of-use assets also include any lease prepayments and exclude lease incentives. For leases acquired as a result of an acquisition, the right-of-use asset also includes adjustments for any favorable or unfavorable market terms present in the lease.

Short-term leases with an initial term of 12 months or less that do not include a purchase option, with the exception of railcar leases, are not recorded on the unaudited condensed consolidated balance sheet. Operating lease expense for short-term leases is recognized on a straight-line basis over the lease term and amounts related to short-term leases are disclosed within our condensed consolidated financial statements.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases of buildings and land, we account for the lease and non-lease components as a single lease component based on the election of the practical expedient to not separate lease components from non-lease components.

At June 30, 2019, we had operating lease right-of-use assets of $518.0 million and current and noncurrent operating lease obligations of $77.0 million and $439.1 million, respectively, on our unaudited condensed consolidated balance sheet. At June 30, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 14.95 years and 6.55%, respectively.

The following table summarizes the components of our lease expense for the period indicated:

Three Months Ended June 30,
2019
(in thousands)
Operating lease cost	$29,398
Variable lease cost	1,808
Short-term lease cost	126
Total lease cost	$31,332

Rental expense relating to operating leases was $27.9 million during the three months ended June 30, 2018. This amount does not include rental expense related to our former Retail Propane segment, as this amount has been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

The following table summarizes maturities of our operating lease liabilities at June 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (nine months)	$82,061
2021	91,400
2022	70,650
2023	50,556
2024	39,252
Thereafter	500,059
Total lease payments	833,978
Less imputed interest	(317,874)
Total operating lease liabilities	$516,104

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum lease payments under various noncancelable operating lease agreements at March 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020	$127,718
2021	105,697
2022	83,595
2023	54,599
2024	18,841
Thereafter	41,845
Total	$432,295

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the period indicated:

Three Months Ended June 30,
2019
(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$29,108
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$552,527

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended June 30, 2019, fixed rental revenue was $5.4 million, which includes $1.4 million of sublease revenue.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at June 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (nine months)	$14,975
2021	13,444
2022	5,471
2023	1,550
2024	1,325
Thereafter	1,574
Total	$38,339

Note 16—Discontinued Operations

As discussed in Note 1, as of June 30, 2018, the operations of our Retail Propane segment were classified as discontinued. On July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior and on August 14, 2018, we sold our previously held interest in Victory Propane. See Note 1 for a further discussion.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations related to our former Retail Propane segment for the period indicated:

Three Months Ended June 30,
2018
(in thousands)
Revenues	$66,673
Cost of sales	34,496
Operating expenses	24,502
General and administrative expense	2,396
Depreciation and amortization	8,706
Gain on disposal or impairment of assets, net	(11)
Operating loss from discontinued operations	(3,416)
Loss in earnings of unconsolidated entities	(115)
Interest expense	(125)
Other expense, net	(500)
Loss from discontinued operations, net of tax (1)	$(4,156)

(1)	Amount includes loss attributable to redeemable noncontrolling interests of $0.4 million for the three months ended June 30, 2018.

Continuing Involvement

As of June 30, 2019, we have commitments to sell up to 43.2 million gallons of propane, valued at $29.7 million (based on the contract price) to Superior and DCC LPG, the purchasers of our former Retail Propane segment, through April 2020. During the three months ended June 30, 2019, we received a combined $1.4 million from Superior and DCC LPG for propane sold to them during the period.

Note 17—Subsequent Events

Acquisitions

On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) (including 35 saltwater disposal wells) for a total purchase price of $892.5 million. The purchase price was comprised of (i) $592.5 million in cash, (ii) the issuance of $100.0 million of our Class B Preferred Units and (iii) up to $200.0 million in cash to be paid in two deferred installments contingent on certain performance metrics of the assets being acquired. Mesquite SWD Inc. will remain the operator of the Mesquite assets led by Mesquite’s current management team. The assets consist of a fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas. As of the filing date of this Quarterly Report, we have not obtained all of the information to determine the preliminary purchase price allocation.

Term Credit Agreement

On July 2, 2019, we entered into the Term Credit Agreement with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. Proceeds from the term loan facility were used to fund a portion of the purchase price for the Mesquite acquisition discussed above (see Note 8).

Issuance of Class D Convertible Preferred Units

On the Closing Date, we entered into a Class D Preferred Unit and Warrant Purchase Agreement pursuant to which we agreed to issue, in a private placement, $400.0 million Class D Preferred Units and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of $385.0 million (net of a closing fee of $8.0 million payable to affiliates of the purchasers and certain estimated expenses and expense reimbursements). Proceeds from this issuance were used to fund a portion of the purchase price for the Mesquite acquisition discussed above (see Note 10).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Sale of TransMontaigne Product Services, LLC

On August 8, 2019, we announced that we signed a definitive agreement to sell TransMontaigne Product Services, LLC (“TPSL”) and associated assets to a strategic buyer with substantial assets for estimated proceeds of approximately $300 million, including equity consideration, inventory, net working capital and the monetization of certain derivative positions at closing, based on June 30, 2019 values and subject to actual values at closing. TPSL makes up a portion of our Refined Products and Renewables segment. The divested assets include (i) TPSL Terminaling Services Agreement with TransMontaigne Partners LP, including the exclusive rights to utilize 18 terminals; (ii) line space along Colonial and Plantation Pipelines; (iii) two wholly-owned refined products terminals in Georgia and multiple third-party throughput agreements; and (iv) all associated customer contracts, inventory and other working capital associated with the assets. Proceeds from this transaction will be used to reduce outstanding indebtedness under our Revolving Credit Facility. The transaction is subject to certain regulatory and other customary closing conditions and is expected to close during the second fiscal quarter.

The following table summarizes the major classes of assets and liabilities of this business at the dates indicated:

	June 30, 2019	March 31, 2019
	(in thousands)
ASSETS
CURRENT ASSETS:
Accounts receivable-trade, net	$121,543	$164,716
Inventories	212,111	210,373
Prepaid expenses and other current assets	15,704	12,361
Total current assets	349,358	387,450
Property, plant and equipment, net	15,185	15,553
Goodwill	32,712	32,712
Intangible assets, net	136,074	137,446
Operating lease right-of-use assets	308,117	—
Other noncurrent assets	46,871	46,147
Total assets	$888,317	$619,308

LIABILITIES
CURRENT LIABILITIES:
Accounts payable-trade	$77,352	$85,602
Accrued expenses and other payables	51,041	56,719
Advance payments received from customers	460	460
Operating lease obligations	7,526	—
Total current liabilities	136,379	142,781
Operating lease obligations (noncurrent)	300,591	—

Total liabilities	$436,970	$142,781

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

As discussed further in Note 1 and Note 16, the results of operations and cash flows related to our former Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	June 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,256	$—	$59	$7,186	$—	$27,501
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	905,218	6,764	—	911,982
Accounts receivable-affiliates	—	—	11,503	4	—	11,507
Inventories	—	—	518,550	1,053	—	519,603
Prepaid expenses and other current assets	—	—	177,386	1,309	—	178,695
Total current assets	20,256	—	1,612,716	16,316	—	1,649,288
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,774,413	241,105	—	2,015,518
GOODWILL	—	—	1,147,854	5,175	—	1,153,029
INTANGIBLE ASSETS, net of accumulated amortization	—	—	857,711	73,998	—	931,709
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	1,585	—	—	1,585
NET INTERCOMPANY RECEIVABLES (PAYABLES)	988,222	—	(888,074)	(100,148)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,539,474	—	155,793	—	(2,695,267)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	—	—	514,512	3,523	—	518,035
OTHER NONCURRENT ASSETS	—	—	125,556	185	—	125,741
Total assets	$3,547,952	$—	$5,302,066	$240,154	$(2,695,267)	$6,394,905
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$804,043	$10,098	$—	$814,141
Accounts payable-affiliates	1	—	23,070	—	—	23,071
Accrued expenses and other payables	28,733	—	183,575	1,935	—	214,243
Advance payments received from customers	—	—	20,602	7,711	—	28,313
Current maturities of long-term debt	—	—	649	—	—	649
Operating lease obligations	—	—	76,759	262	—	77,021
Total current liabilities	28,734	—	1,108,698	20,006	—	1,157,438
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,427,433	—	1,159,521	—	—	2,586,954
OPERATING LEASE OBLIGATIONS	—	—	435,943	3,140	—	439,083
OTHER NONCURRENT LIABILITIES	—	—	58,430	2,735	—	61,165
EQUITY:
Partners’ equity	2,091,785	—	2,539,474	214,491	(2,753,747)	2,092,003
Accumulated other comprehensive loss	—	—	—	(218)	—	(218)
Noncontrolling interests	—	—	—	—	58,480	58,480
Total equity	2,091,785	—	2,539,474	214,273	(2,695,267)	2,150,265
Total liabilities and equity	$3,547,952	$—	$5,302,066	$240,154	$(2,695,267)	$6,394,905

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	March 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,798	$—	$3,728	$2,046	$—	$18,572
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	1,160,908	2,011	—	1,162,919
Accounts receivable-affiliates	—	—	12,867	—	—	12,867
Inventories	—	—	462,109	1,034	—	463,143
Prepaid expenses and other current assets	—	—	154,697	475	—	155,172
Total current assets	12,798	—	1,794,309	5,566	—	1,812,673
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,635,637	208,856	—	1,844,493
GOODWILL	—	—	1,140,686	5,175	—	1,145,861
INTANGIBLE ASSETS, net of accumulated amortization	—	—	862,988	75,347	—	938,335
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	1,127	—	—	1,127
NET INTERCOMPANY RECEIVABLES (PAYABLES)	862,186	—	(808,610)	(53,576)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,503,848	—	170,690	—	(2,674,538)	—
OTHER NONCURRENT ASSETS	—	—	160,004	—	—	160,004
Total assets	$3,378,832	$—	$4,956,831	$241,368	$(2,674,538)	$5,902,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$957,724	$6,941	$—	$964,665
Accounts payable-affiliates	1	—	28,468	—	—	28,469
Accrued expenses and other payables	25,497	—	221,456	1,497	—	248,450
Advance payments received from customers	—	—	8,010	911	—	8,921
Current maturities of long-term debt	—	—	648	—	—	648
Total current liabilities	25,498	—	1,216,306	9,349	—	1,251,153
LONG-TERM DEBT, net of debt issuance costs and current maturities	984,450	—	1,175,683	—	—	2,160,133
OTHER NONCURRENT LIABILITIES	—	—	60,994	2,581	—	63,575
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	149,814	—	—	—	—	149,814
EQUITY:
Partners’ equity	2,219,070	—	2,503,848	229,693	(2,733,286)	2,219,325
Accumulated other comprehensive loss	—	—	—	(255)	—	(255)
Noncontrolling interests	—	—	—	—	58,748	58,748
Total equity	2,219,070	—	2,503,848	229,438	(2,674,538)	2,277,818
Total liabilities and equity	$3,378,832	$—	$4,956,831	$241,368	$(2,674,538)	$5,902,493

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended June 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$6,624,362	$15,005	$(1,476)	$6,637,891
COST OF SALES	—	—	6,454,701	(8)	(1,226)	6,453,467
OPERATING COSTS AND EXPENSES:
Operating	—	—	59,932	4,585	(250)	64,267
General and administrative	—	—	20,153	210	—	20,363
Depreciation and amortization	—	—	51,318	2,890	—	54,208
Gain on disposal or impairment of assets, net	—	—	(967)	—	—	(967)
Operating Income	—	—	39,225	7,328	—	46,553
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	8	—	—	8
Interest expense	(25,789)	—	(14,119)	(11)	11	(39,908)
Other income, net	—	—	1,078	8	(11)	1,075
(Loss) Income From Continuing Operations Before Income Taxes	(25,789)	—	26,192	7,325	—	7,728
INCOME TAX BENEFIT	—	—	311	—	—	311
EQUITY IN NET INCOME FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	34,096	—	7,593	—	(41,689)	—
Net Income	8,307	—	34,096	7,325	(41,689)	8,039
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					268	268
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$8,307	$—	$34,096	$7,325	$(41,421)	$8,307

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended June 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$5,840,539	$4,693	$(798)	$5,844,434
COST OF SALES	—	—	5,696,990	(36)	(798)	5,696,156
OPERATING COSTS AND EXPENSES:
Operating	—	—	54,172	2,090	—	56,262
General and administrative	—	—	22,048	342	—	22,390
Depreciation and amortization	—	—	49,131	2,914	—	52,045
Loss on disposal or impairment of assets, net	—	—	101,335	—	—	101,335
Revaluation of liabilities	—	—	—	800	—	800
Operating Loss	—	—	(83,137)	(1,417)	—	(84,554)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	219	—	—	219
Interest expense	(29,500)	—	(16,767)	(12)	11	(46,268)
Loss on early extinguishment of liabilities, net	(137)	—	—	—	—	(137)
Other expense, net	—	—	(33,546)	—	(196)	(33,742)
Loss From Continuing Operations Before Income Taxes	(29,637)	—	(133,231)	(1,429)	(185)	(164,482)
INCOME TAX EXPENSE	—	—	(651)	—	—	(651)
EQUITY IN NET LOSS FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(138,909)	—	(1,647)	—	140,556	—
Loss From Continuing Operations	(168,546)	—	(135,529)	(1,429)	140,371	(165,133)
Loss From Discontinued Operations, Net of Tax	—	—	(3,380)	(961)	185	(4,156)
Net Loss	(168,546)	—	(138,909)	(2,390)	140,556	(169,289)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					345	345
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					398	398
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(168,546)	$—	$(138,909)	$(2,390)	$141,299	$(168,546)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended June 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$8,307	$—	$34,096	$7,325	$(41,689)	$8,039
Other comprehensive income	—	—	17	20	—	37
Comprehensive income	$8,307	$—	$34,113	$7,345	$(41,689)	$8,076

	Three Months Ended June 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net loss	$(168,546)	$—	$(138,909)	$(2,390)	$140,556	$(169,289)
Other comprehensive loss	—	—	(1)	(10)	—	(11)
Comprehensive loss	$(168,546)	$—	$(138,910)	$(2,400)	$140,556	$(169,300)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Three Months Ended June 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(22,759)	$—	83,695	$8,958	$69,894
INVESTING ACTIVITIES:
Capital expenditures	—	—	(127,378)	(28,013)	(155,391)
Acquisitions, net of cash acquired	—	—	(54,548)	—	(54,548)
Net settlements of commodity derivatives	—	—	6,447	—	6,447
Proceeds from sales of assets	—	—	1,523	150	1,673
Investments in unconsolidated entities	—	—	(889)	—	(889)
Distributions of capital from unconsolidated entities	—	—	439	—	439
Repayments on loan for natural gas liquids facility	—	—	3,022	—	3,022
Net cash used in investing activities	—	—	(171,384)	(27,863)	(199,247)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	1,139,000	—	1,139,000
Payments on Revolving Credit Facility	—	—	(1,155,000)	—	(1,155,000)
Issuance of senior unsecured notes	450,000	—	—	—	450,000
Payments on other long-term debt	—	—	(163)	—	(163)
Debt issuance costs	(7,865)	—	(8)	—	(7,873)
Distributions to general and common unit partners and preferred unitholders	(62,288)	—	—	—	(62,288)
Proceeds from sale of preferred units, net of offering costs	42,638	—	—	—	42,638
Payments for redemption of preferred units	(265,128)	—	—	—	(265,128)
Payments for settlement and early extinguishment of liabilities	—	—	(543)	—	(543)
Investment in NGL Energy Holdings LLC	(2,361)	—	—	—	(2,361)
Net changes in advances with consolidated entities	(124,779)	—	100,734	24,045	—
Net cash provided by financing activities	30,217	—	84,020	24,045	138,282
Net increase (decrease) in cash and cash equivalents	7,458	—	(3,669)	5,140	8,929
Cash and cash equivalents, beginning of period	12,798	—	3,728	2,046	18,572
Cash and cash equivalents, end of period	$20,256	$—	$59	$7,186	$27,501

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Three Months Ended June 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash used in operating activities-continuing operations	$(50,211)	$—	$(22,043)	$(747)	$(185)	$(73,186)
Net cash provided by operating activities-discontinued operations	—	—	26,220	5,821	—	32,041
Net cash (used in) provided by operating activities	(50,211)	—	4,177	5,074	(185)	(41,145)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(70,788)	(1,922)	—	(72,710)
Acquisitions, net of cash acquired	—	—	(112,665)	(3,927)	—	(116,592)
Net settlements of commodity derivatives	—	—	(60,861)	—	—	(60,861)
Proceeds from sales of assets	—	—	5,406	—	—	5,406
Proceeds from divestitures of businesses and investments, net	—	—	18,594	—	—	18,594
Investments in unconsolidated entities	—	—	(6)	—	—	(6)
Repayments on loan for natural gas liquids facility	—	—	2,707	—	—	2,707
Loan to affiliate	—	—	(1,050)	—	—	(1,050)
Net cash used in investing activities-continuing operations	—	—	(218,663)	(5,849)	—	(224,512)
Net cash used in investing activities-discontinued operations	—	—	(19,061)	(3,947)	—	(23,008)
Net cash used in investing activities	—	—	(237,724)	(9,796)	—	(247,520)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	962,000	—	—	962,000
Payments on Revolving Credit Facility	—	—	(605,500)	—	—	(605,500)
Repurchase of senior secured and senior unsecured notes	(5,069)	—	—	—	—	(5,069)
Payments on other long-term debt	—	—	(163)	—	—	(163)
Debt issuance costs	—	—	(771)	—	—	(771)
Contributions from noncontrolling interest owners, net	—	—	—	169	—	169
Distributions to general and common unit partners and preferred unitholders	(53,905)	—	—	—	—	(53,905)
Repurchase of warrants	(14,988)	—	—	—	—	(14,988)
Payments for settlement and early extinguishment of liabilities	—	—	(1,195)	—	—	(1,195)
Net changes in advances with consolidated entities	112,572	—	(122,539)	9,782	185	—
Net cash provided by financing activities-continuing operations	38,610	—	231,832	9,951	185	280,578
Net cash used in financing activities-discontinued operations	—	—	(295)	(30)	—	(325)
Net cash provided by financing activities	38,610	—	231,537	9,921	185	280,253
Net (decrease) increase in cash and cash equivalents	(11,601)	—	(2,010)	5,199	—	(8,412)
Cash and cash equivalents, beginning of period	16,915	—	3,329	1,850	—	22,094
Cash and cash equivalents, end of period	$5,314	$—	$1,319	$7,049	$—	$13,682

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2019. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Annual Report”) filed with the Securities and Exchange Commission on May 30, 2019.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2019, our operations included:

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

As previously disclosed, on July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior Plus Corp. (“Superior”) for total consideration of $889.8 million in cash. We retained our 50% ownership interest in Victory Propane, LLC (“Victory Propane”), which we subsequently sold on August 14, 2018. This transaction represented a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to our former Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. See Note 1 and Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the transaction.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Total revenues	$6,637,891	$5,844,434
Total cost of sales	6,453,467	5,696,156
Operating expenses	64,267	56,262
General and administrative expense	20,363	22,390
Depreciation and amortization	54,208	52,045
(Gain) loss on disposal or impairment of assets, net	(967)	101,335
Revaluation of liabilities	—	800
Operating income (loss)	46,553	(84,554)
Equity in earnings of unconsolidated entities	8	219
Interest expense	(39,908)	(46,268)
Loss on early extinguishment of liabilities, net	—	(137)
Other income (expense), net	1,075	(33,742)
Income (loss) from continuing operations before income taxes	7,728	(164,482)
Income tax benefit (expense)	311	(651)
Income (loss) from continuing operations	8,039	(165,133)
Loss from discontinued operations, net of tax	—	(4,156)
Net income (loss)	8,039	(169,289)
Less: Net loss attributable to noncontrolling interests	268	345
Less: Net loss attributable to redeemable noncontrolling interests	—	398
Net income (loss) attributable to NGL Energy Partners LP	$8,307	$(168,546)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2020.

Recent Developments

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2019 and the three months ended June 30, 2019. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

During the three months ended June 30, 2019, in our Water Solutions segment, we acquired land and one saltwater disposal facility (including five saltwater disposal wells). See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

During the fiscal year ended March 31, 2019, in our Water Solutions segment, we acquired the remaining 18.375% interest in NGL Water Pipelines, LLC, six saltwater disposal facilities (including 22 saltwater disposal wells), two ranches and four freshwater facilities (including 45 freshwater wells). In our Liquids segment, we acquired the natural gas liquids terminal business of DCP Midstream, LP and in our Refined Products and Renewables segment, we acquired two refined products terminals.

Dispositions

Sale of South Pecos Water Disposal Business

On February 28, 2019, we completed the sale of our South Pecos water disposal business to a subsidiary of WaterBridge Resources LLC for $232.2 million in net cash proceeds and recorded a gain on disposal of $107.9 million during the fiscal year ended March 31, 2019.

Sale of Bakken Saltwater Disposal Business

On November 30, 2018, we completed the sale of NGL Water Solutions Bakken, LLC to an affiliate of Tallgrass Energy, LP for $85.0 million in net cash proceeds and recorded a gain on disposal of $33.4 million during the fiscal year ended March 31, 2019.

Sale of Interest in E Energy Adams, LLC

On May 3, 2018, we completed the sale of our previously held 20% interest in E Energy Adams, LLC for $18.6 million in net cash proceeds and recorded a gain on disposal of $3.0 million during the fiscal year ended March 31, 2019.

Issuance of Senior Unsecured Notes

During the three months ended June 30, 2019, we entered into the Note Purchase Agreement whereby we issued $450.0 million of the 7.50% Senior Unsecured Notes Due 2026 (the “2026 Notes”) in a private placement. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further description of these notes.

Issuance of Class C Preferred Units

During the three months ended June 30, 2019, we issued 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $42.6 million. See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further description of the Class C Preferred Units.

Redemption of Class A Preferred Units

On April 5, 2019, we redeemed 7,468,978 of the 10.75% Class A Convertible Preferred Units (“Class A Preferred Units”) for a total payment of $102.5 million. On April 5, 2019, all 1,458,371 outstanding warrants to purchase common units were exercised for proceeds of less than $0.1 million.

On May 11, 2019, we redeemed the remaining 12,473,191 outstanding Class A Preferred Units for a total payment of $166.9 million. See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further description of the redemption of the Class A Preferred Units.

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to June 30, 2019.

Segment Operating Results for the Three Months Ended June 30, 2019 and 2018

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$682,069	$756,511	$(74,442)
Crude oil transportation and other	43,618	31,844	11,774
Total revenues (1)	725,687	788,355	(62,668)
Expenses:
Cost of sales-excluding impact of derivatives	662,038	741,510	(79,472)
Cost of sales-derivative (gain) loss	(3,271)	11,258	(14,529)
Operating expenses	14,378	12,595	1,783
General and administrative expenses	1,771	1,607	164
Depreciation and amortization expense	17,585	19,229	(1,644)
(Gain) loss on disposal or impairment of assets, net	(616)	101,894	(102,510)
Total expenses	691,885	888,093	(196,208)
Segment operating income (loss)	$33,802	$(99,738)	$133,540

Crude oil sold (barrels)	11,291	11,225	66
Crude oil transported on owned pipelines (barrels)	11,789	9,987	1,802
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	6,371	(1,139)
Crude oil storage capacity leased to third parties (barrels) (2)	2,563	2,564	(1)
Crude oil inventory (barrels) (2)	1,125	1,164	(39)
Crude oil sold ($/barrel)	$60.408	$67.395	$(6.987)
Cost per crude oil sold ($/barrel)	$58.344	$67.062	$(8.718)
Crude oil product margin ($/barrel)	$2.064	$0.333	$1.731

(1)
Revenues include $9.5 million and $4.5 million of intersegment sales during the three months ended June 30, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of June 30, 2019 and June 30, 2018, respectively.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in production volumes for us to market has not slowed down even though crude oil prices are declining. We continue to market crude oil volumes in the majority of the basins across the United States to support our various pipeline, terminal and transportation assets.

Crude Oil Transportation and Other Revenues. The increase was primarily due to a new crude marketing agreement that was effective as of July 2018. The revenue generated by this agreement was $7.6 million for the three months ended June 30, 2019. The increase was also due to our Grand Mesa Pipeline, which increased revenues by $3.0 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to increased production growth in the DJ Basin. During the three months ended June 30, 2019, financial volumes on the Grand Mesa Pipeline averaged approximately 133,000 barrels per day (volume amounts are from both internal and external parties).

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Cost of Sales-Derivatives. Our cost of sales during the three months ended June 30, 2019 included $1.4 million of net realized gains on derivatives and $1.9 million of net unrealized gains on derivatives. The gains were due to the significant decline in crude oil prices during the quarter. Our cost of sales during the three months ended June 30, 2018 included $3.8 million of net realized losses on derivatives and $7.4 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due to utilities related to the higher volumes on Grand Mesa.

Depreciation and Amortization Expense. The decrease was due primarily to downsizing our fleet of crude transportation and marine assets, which decreased depreciation and amortization expense by $1.1 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The decrease was also due to certain intangible assets being fully amortized in prior periods.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2019, we recorded a net gain of $0.6 million related to the disposal of certain assets. During the three months ended June 30, 2018, we recorded a loss of $105.0 million on our transaction with a third party in which they agreed to be fully responsible for our future minimum volume commitment in exchange for $67.7 million of deficiency credits on a contract with a crude oil pipeline operator and $35.3 million in cash. The loss also includes additional costs of $2.0 million related to this transaction. The loss was offset by a gain of $3.1 million due primarily to the sale of a crude oil terminal and the receipt of additional proceeds from the sale of our 50% interest in Glass Mountain Pipeline, LLC.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Wastewater disposal service fees	$45,927	$48,003	$(2,076)
Sale of recovered hydrocarbons	14,335	20,227	(5,892)
Other service revenues	11,521	7,915	3,606
Total revenues	71,783	76,145	(4,362)
Expenses:
Cost of sales-excluding impact of derivatives	248	589	(341)
Cost of sales-derivative (gain) loss	(3,055)	13,680	(16,735)
Operating expenses	32,456	31,524	932
General and administrative expenses	963	799	164
Depreciation and amortization expense	28,071	25,309	2,762
(Gain) loss on disposal or impairment of assets, net	(589)	2,475	(3,064)
Revaluation of liabilities	—	800	(800)
Total expenses	58,094	75,176	(17,082)
Segment operating income	$13,689	$969	$12,720

Wastewater processed (barrels per day)
Permian Basin	399,629	421,535	(21,906)
Eagle Ford Basin	267,244	279,184	(11,940)
DJ Basin	169,620	136,115	33,505
Other Basins	12,394	83,038	(70,644)
Total	848,887	919,872	(70,985)
Solids processed (barrels per day)	5,442	5,899	(457)
Skim oil sold (barrels per day)	2,860	3,615	(755)
Service fees for wastewater processed ($/barrel)	$0.59	$0.57	$0.02
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.19	$0.24	$(0.05)
Operating expenses for wastewater processed ($/barrel)	$0.42	$0.38	$0.04

Wastewater Disposal Service Fee Revenues. The decrease was due primarily to a decrease in the volume of wastewater processed as a result of the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019, partially offset by wastewater processed at facilities acquired from acquisitions and newly developed facilities.

Recovered Hydrocarbon Revenues. The decrease was due primarily to a decrease in the volume of wastewater processed as a result of the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019 and lower crude oil prices, partially offset by wastewater processed at facilities acquired from acquisitions and newly developed facilities. These revenues were negatively impacted by a lower percentage of skim oil volumes recovered per wastewater barrel processed. This lower percentage was due primarily to an increase in wastewater transported through pipelines (which contains less oil per barrel of wastewater), as well as operational changes in the DJ Basin.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues and freshwater revenues. The increase was due primarily to an increase in land surface use revenues in our New Mexico operations which began during the three months ended September 30, 2018 as well as freshwater revenues due to increased volumes and acquisitions.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to operational changes in the DJ basin during the three months ended June 30, 2019.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the three months ended June 30, 2019 included $0.2 million of net unrealized gains on derivatives and $2.9 million of net realized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April through December 2020 and recorded a gain of $1.9 million on those derivatives. Our cost of sales during the three months ended June 30, 2018 included $4.6 million of net realized losses on derivatives and $9.1 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to the increase in the number of water disposal facilities and wells that we own and operate, both through acquisitions and development of new facilities, partially offset by the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and newly developed facilities, partially offset by the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2019, we recorded a gain of $1.0 million for cash received related to a previous loan receivable. In addition, during the three months ended June 30, 2019, we recorded a net loss of $0.4 million on the disposals of certain assets. During the three months ended June 30, 2018, we recorded a net loss of $2.5 million on the disposals of certain assets.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$140,159	$188,391	$(48,232)
Cost of sales-excluding impact of derivatives	135,199	180,545	(45,346)
Cost of sales-derivative loss	2,810	352	2,458
Product margin	2,150	7,494	(5,344)

Butane sales:
Revenues (1)	82,312	114,223	(31,911)
Cost of sales-excluding impact of derivatives	75,541	111,443	(35,902)
Cost of sales-derivative (gain) loss	(6,105)	2,566	(8,671)
Product margin	12,876	214	12,662

Other product sales:
Revenues (1)	115,816	153,318	(37,502)
Cost of sales-excluding impact of derivatives	106,956	147,679	(40,723)
Cost of sales-derivative loss (gain)	157	(1,070)	1,227
Product margin	8,703	6,709	1,994

Service revenues:
Revenues (1)	10,549	5,630	4,919
Cost of sales	3,983	665	3,318
Product margin	6,566	4,965	1,601

Expenses:
Operating expenses	13,098	8,827	4,271
General and administrative expenses	1,487	1,474	13
Depreciation and amortization expense	7,229	6,468	761
Gain on disposal or impairment of assets, net	(3)	(10)	7
Total expenses	21,811	16,759	5,052
Segment operating income	$8,484	$2,623	$5,861

Liquids storage capacity - owned and leased (gallons) (2)	397,343	438,968	(41,625)

Propane sold (gallons)	245,267	233,786	11,481
Propane sold ($/gallon)	$0.571	$0.806	$(0.235)
Cost per propane sold ($/gallon)	$0.563	$0.774	$(0.211)
Propane product margin ($/gallon)	$0.008	$0.032	$(0.024)
Propane inventory (gallons) (2)	76,012	62,816	13,196
Propane storage capacity leased to third parties (gallons) (2)	45,436	29,662	15,774

Butane sold (gallons)	142,479	113,025	29,454
Butane sold ($/gallon)	$0.578	$1.011	$(0.433)
Cost per butane sold ($/gallon)	$0.487	$1.009	$(0.522)
Butane product margin ($/gallon)	$0.091	$0.002	$0.089
Butane inventory (gallons) (2)	53,219	54,577	(1,358)
Butane storage capacity leased to third parties (gallons) (2)	33,894	51,660	(17,766)

Other products sold (gallons)	119,258	116,985	2,273
Other products sold ($/gallon)	$0.971	$1.311	$(0.340)
Cost per other products sold ($/gallon)	$0.898	$1.253	$(0.355)
Other products product margin ($/gallon)	$0.073	$0.058	$0.015
Other products inventory (gallons) (2)	8,363	6,357	2,006

(1)
Revenues include $1.2 million and $1.7 million of intersegment sales during the three months ended June 30, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of June 30, 2019 and June 30, 2018, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales excluding the impact of derivatives, were due primarily to lower commodity prices, partially offset by increased volumes.

Cost of Sales-Derivatives. Our cost of wholesale propane sales included $3.2 million of net unrealized losses on derivatives and $0.4 million of net realized gains on derivatives during the three months ended June 30, 2019. During the three months ended June 30, 2018, our cost of wholesale propane sales included $0.3 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, decreased due to decreasing commodity prices over the quarter.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices, partially offset by increased volumes.

Cost of Sales-Derivatives. Our cost of butane sales during the three months ended June 30, 2019 included $4.8 million of net unrealized gains on derivatives and $1.3 million of net realized gains on derivatives. Our cost of butane sales included $2.5 million of net unrealized losses on derivatives and $0.1 million of net realized losses on derivatives during the three months ended June 30, 2018.

Butane product margins, excluding the impact of derivatives, increased versus the prior year quarter in large part due to increased volumes and margins on volumes sold into the export market.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices, partially offset by increased volumes in our Y-grade business streams.

Cost of Sales-Derivatives. Our cost of sales of other products included $0.2 million of net realized losses on derivatives and less than $0.1 million of net unrealized gains on derivatives during the three months ended June 30, 2019. Our cost of sales of other products during the three months ended June 30, 2018 included $0.6 million of net unrealized gains on derivatives and $0.5 million of net realized gains on derivatives.

Other product sales product margins during the three months ended June 30, 2019 were impacted by decreasing commodity prices.

Service Revenues. This revenue includes storage, terminaling and transportation services income. Revenue for the current quarter increased due to transportation costs associated with increased transloading and Y-grade volumes, as well as the addition of the new terminals in the northeast from the March 2019 acquisition.

Operating and General and Administrative Expenses. Expenses for the current quarter were higher primarily due to the addition of the new terminals in the northeast from the March 2019 acquisition.

Depreciation and Amortization Expense. Expense for the current quarter was higher due to the addition of the new terminals in the northeast from the March 2019 acquisition.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2019 and June 30, 2018, we recorded a gain of less than $0.1 million related to the sale of assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$5,390,643	$4,453,924	$936,719
Cost of sales-excluding impact of derivatives	5,402,547	4,401,681	1,000,866
Derivative (gain) loss	(21,369)	25,109	(46,478)
Product margin	9,465	27,134	(17,669)

Renewables sales:
Revenues-excluding impact of derivatives	80,140	65,084	15,056
Cost of sales-excluding impact of derivatives	75,313	65,278	10,035
Derivative loss	4,333	790	3,543
Product margin (loss)	494	(984)	1,478

Service fees and other revenues	2,870	5,399	(2,529)

Expenses:
Operating expenses	4,030	2,937	1,093
General and administrative expenses	2,299	2,295	4
Depreciation and amortization expense	580	321	259
Gain on disposal or impairment of assets, net	—	(3,026)	3,026
Total expenses	6,909	2,527	4,382
Segment operating income	$5,920	$29,022	$(23,102)

Gasoline sold (barrels)	54,400	40,738	13,662
Diesel sold (barrels)	13,837	11,777	2,060
Ethanol sold (barrels)	679	544	135
Biodiesel sold (barrels)	163	328	(165)
Refined products and renewables storage capacity - leased (barrels) (1)	9,845	9,523	322
Refined products and renewables storage capacity sub-leased to third parties (barrels) (1)	270	293	(23)
Gasoline inventory (barrels) (1)	2,383	3,323	(940)
Diesel inventory (barrels) (1)	1,857	965	892
Ethanol inventory (barrels) (1)	1,796	714	1,082
Biodiesel inventory (barrels) (1)	224	165	59
Refined products sold ($/barrel)	$78.999	$84.812	$(5.813)
Cost per refined products sold ($/barrel)	$78.860	$84.296	$(5.436)
Refined products product margin ($/barrel)	$0.139	$0.516	$(0.377)
Renewable products sold ($/barrel)	$95.178	$74.638	$20.540
Cost per renewable products sold ($/barrel)	$94.591	$75.766	$18.825
Renewable products product margin (loss) ($/barrel)	$0.587	$(1.128)	$1.715

(1)	Information is presented as of June 30, 2019 and June 30, 2018, respectively.

Refined Products Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due to increased volumes, partially offset by a decrease in refined products prices. The increased volumes were due primarily to the continued demand for motor fuels. The decrease in prices was due primarily to supply and demand for refined fuels at our wholesale locations. During the three months ended June 30, 2019, Gulf Coast prices decreased compared to such prices during the three months ended June 30, 2018, which negatively affected our margins-excluding impact of derivatives.

Refined Products-Derivative (Gain) Loss. Our margin during the three months ended June 30, 2019 included a gain of $21.4 million from our risk management activities due primarily to unrealized gains on our open forward physical positions. Our margin during the three months ended June 30, 2018 included a loss of $25.1 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Renewables Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due primarily to an increase in renewables prices, partially offset by decreased volumes. The increase in prices was due primarily to more sales of biodiesel and ethanol during the three months ended June 30, 2019, compared to more sales of biodiesel renewable identification numbers during the three months ended June 30, 2018.

Renewables-Derivative Loss. Our margin during the three months ended June 30, 2019 included a loss of $4.3 million from our risk management activities due primarily to unrealized losses on our open forward physical positions and NYMEX futures prices increasing on our short future positions. Our margin during the three months ended June 30, 2018 included a loss of $0.8 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Service Fees and Other Revenues. The decrease was due primarily to an early termination settlement for one of our sublease agreements during the three months ended June 30, 2018.

Operating and General and Administrative Expenses. The increase was due primarily to acquisitions during the fiscal year ended March 31, 2019 and environmental expenses. During the three months ended June 30, 2018, our environmental expense was lower as a result of an insurance recovery we received related to a historical environmental indemnification agreement.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions during the fiscal year ended March 31, 2019.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2018, we recorded a gain of $3.0 million on the sale of our previously held 20% interest in E Energy Adams, LLC.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Other revenues
Revenues	$255	$376	$(121)
Cost of sales (1)	465	490	(25)
Loss	(210)	(114)	(96)

Expenses:
Operating expenses	305	381	(76)
General and administrative expenses	13,843	16,215	(2,372)
Depreciation and amortization expense	743	718	25
Loss on disposal or impairment of assets, net	241	2	239
Total expenses	15,132	17,316	(2,184)
Operating loss	$(15,342)	$(17,430)	$2,088

(1)	Cost of sales include $0.2 million of intersegment cost of sales during the three months ended June 30, 2018 that are eliminated in our unaudited condensed consolidated statements of operations.

General and Administrative Expenses. The decrease during the three months ended June 30, 2019 was due primarily to lower equity-based compensation expense as well as lower legal expenses. During the three months ended June 30, 2019, equity-based compensation expense was $3.7 million, compared to $5.5 million during the three months ended June 30, 2018. The decrease is primarily due to the cancellation of our performance awards during the year ended March 31, 2019, which resulted in an approximately $1.3 million decrease, as well as a decrease in bonuses paid in common units of approximately $0.5 million. In addition, legal expenses decreased from approximately $2.8 million during the three months ended June 30, 2018 to $1.2 million during the three months ended June 30, 2019. These decreases were partially offset by an increase in acquisition expenses of approximately $1.0 million.

Equity in Earnings of Unconsolidated Entities

The decrease of $0.2 million during the three months ended June 30, 2019 was due primarily to the sale of our investment in E Energy Adams, LLC on May 3, 2018 and the sale of our investment in an unincorporated joint venture as part of the South Pecos water disposal business transaction on February 28, 2019.

Interest Expense

Interest expense includes interest charged on the Revolving Credit Facility (as defined herein) and senior notes, as well as, amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The decrease of $6.4 million during the three months ended June 30, 2019 was primarily due to lower average outstanding balances on our revolving credit facility as well as the redemption of our senior unsecured notes that were to mature in 2019 and 2021. This decline was offset by interest expense as a result of the issuance of the 2026 Notes.

Loss on Early Extinguishment of Liabilities, Net

During the three months ended June 30, 2018, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Interest income (1)	$1,078	$1,416
Gavilon legal matter settlement (2)	—	(35,000)
Other	(3)	(158)
Other income (expense), net	$1,075	$(33,742)

(1)
Relates primarily to a loan receivable associated with our financing of the construction of a natural gas liquids facility that is utilized by a third party and a loan receivable with Victory Propane (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

(2)
Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax (Benefit) Expense

Income tax benefit was $0.3 million during the three months ended June 30, 2019, compared to income tax expense of $0.7 million during the three months ended June 30, 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease in the noncontrolling interest loss of $0.5 million during the three months ended June 30, 2019 was due primarily to a loss from operations of Atlantic Propane, LLC in the prior year quarter, which we sold in July 2018, and a loss from operations of the Sawtooth joint venture.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), income (loss) from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Net income (loss)	$8,039	$(169,289)
Less: Net loss attributable to noncontrolling interests	268	345
Less: Net loss attributable to redeemable noncontrolling interests	—	398
Net income (loss) attributable to NGL Energy Partners LP	8,307	(168,546)
Interest expense	39,910	46,412
Income tax (benefit) expense	(311)	651
Depreciation and amortization	54,844	61,575
EBITDA	102,750	(59,908)
Net unrealized (gains) losses on derivatives	(3,474)	18,953
Inventory valuation adjustment (1)	(19,746)	(24,602)
Lower of cost or market adjustments	(918)	(413)
(Gain) loss on disposal or impairment of assets, net	(967)	101,343
Loss on early extinguishment of liabilities, net	—	137
Equity-based compensation expense (2)	3,701	5,511
Acquisition expense (3)	2,091	1,252
Revaluation of liabilities (4)	—	800
Gavilon legal matter settlement (5)	—	35,000
Other (6)	3,323	2,241
Adjusted EBITDA	$86,760	$80,314

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

(6)
Amount for the three months ended June 30, 2019 represents non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations. Amount for the three months ended June 30, 2018 represents non-cash operating expenses related to our Grand Mesa Pipeline, certain expenses related to discontinued operations, unrealized loss on marketable securities and accretion expense for asset retirement obligations.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$54,844	$61,575
Intangible asset amortization recorded to cost of sales	(1,371)	(1,465)
Depreciation and amortization of unconsolidated entities	(6)	(189)
Depreciation and amortization attributable to noncontrolling interests	741	734
Depreciation and amortization attributable to discontinued operations	—	(8,610)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$54,208	$52,045

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$54,844	$61,575
Amortization of debt issuance costs recorded to interest expense	2,125	2,429
Amortization of royalty expense recorded to operating expense	151	—
Depreciation and amortization of unconsolidated entities	(6)	(189)
Depreciation and amortization attributable to noncontrolling interests	741	734
Depreciation and amortization attributable to discontinued operations	—	(8,610)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$57,855	$55,939

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Interest expense per EBITDA table	$39,910	$46,412
Interest expense attributable to unconsolidated entities	(2)	(14)
Interest expense attributable to discontinued operations	—	(130)
Interest expense per unaudited condensed consolidated statements of operations	$39,908	$46,268

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the period indicated:

Three Months Ended June 30,
2018
(in thousands)
Net unrealized losses on derivatives	$94
Loss on disposal or impairment of assets, net	$9
Other expense	$424

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended June 30, 2019
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$33,802	$13,689	$8,484	$5,920	$(15,342)	$46,553
Depreciation and amortization	17,585	28,071	7,229	580	743	54,208
Amortization recorded to cost of sales	—	—	23	1,348	—	1,371
Net unrealized gains on derivatives	(1,858)	(167)	(1,449)	—	—	(3,474)
Inventory valuation adjustment	—	—	—	(19,746)	—	(19,746)
Lower of cost or market adjustments	—	—	(1,508)	590	—	(918)
(Gain) loss on disposal or impairment of assets, net	(616)	(589)	(3)	—	241	(967)
Equity-based compensation expense	—	—	—	—	3,701	3,701
Acquisition expense	—	20	—	—	2,071	2,091
Other (expense) income, net	(4)	—	12	73	994	1,075
Adjusted EBITDA attributable to unconsolidated entities	—	—	4	—	11	15
Adjusted EBITDA attributable to noncontrolling interest	—	(75)	(397)	—	—	(472)
Other	3,165	140	18	—	—	3,323
Adjusted EBITDA	$52,074	$41,089	$12,413	$(11,235)	$(7,581)	$86,760

	Three Months Ended June 30, 2018
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Discontinued Operations	Consolidated
	(in thousands)
Operating (loss) income	$(99,738)	$969	$2,623	$29,022	$(17,430)	$—	$(84,554)
Depreciation and amortization	19,229	25,309	6,468	321	718	—	52,045
Amortization recorded to cost of sales	80	—	37	1,348	—	—	1,465
Net unrealized losses on derivatives	7,412	9,110	2,337	—	—	—	18,859
Inventory valuation adjustment	—	—	—	(24,602)	—	—	(24,602)
Lower of cost or market adjustments	—	—	(504)	91	—	—	(413)
Loss (gain) on disposal or impairment of assets, net	101,894	2,475	(10)	(3,026)	2	—	101,335
Equity-based compensation expense	—	—	—	—	5,511	—	5,511
Acquisition expense	—	—	160	—	1,136	—	1,296
Other income (expense), net	14	—	35	(17)	(33,774)	—	(33,742)
Adjusted EBITDA attributable to unconsolidated entities	—	(54)	—	476	(43)	—	379
Adjusted EBITDA attributable to noncontrolling interest	—	(112)	(322)	—	—	—	(434)
Revaluation of liabilities	—	800	—	—	—	—	800
Gavilon legal matter settlement	—	—	—	—	35,000	—	35,000
Other	1,550	100	17	150	—	—	1,817
Discontinued operations	—	—	—	—	—	5,552	5,552
Adjusted EBITDA	$30,441	$38,597	$10,841	$3,763	$(8,880)	$5,552	$80,314

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

Other sources of liquidity during the three months ended June 30, 2019 are discussed below.

Issuance of Class C Preferred Units

During the three months ended June 30, 2019, we issued 1,800,000 of our Class C Preferred Units representing limited partner interests at a price of $25.00 per unit for net proceeds of $42.6 million. See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further description of the Class C Preferred Units.

2026 Notes

During the three months ended June 30, 2019, we entered into the 2026 note purchase agreement whereby we issued $450.0 million of the 2026 Notes in a private placement. The 2026 Notes bear interest at 7.50% which is payable on April 15 and October 15 of each year, beginning on October 15, 2019. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further description of these notes.

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to June 30, 2019.

Long-Term Debt

Credit Agreement

We are party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. As of June 30, 2019, the Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.250 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $515.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). The Revolving Credit Facility allows us to reallocate amounts between the Expansion Capital Facility and Working Capital Facility. We had letters of credit of $141.8 million on the Working Capital Facility at June 30, 2019. The commitments under the Credit Agreement expire on October 5, 2021.

We were in compliance with the covenants under the Credit Agreement at June 30, 2019.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

On April 9, 2019, we issued $450.0 million of the 2026 Notes in a private placement. Interest is payable on April 15 and October 15 of each year, beginning on October 15, 2019. We received net proceeds of $442.1 million, after the initial purchasers’ discount of $6.8 million and offering costs of $1.1 million. The 2026 Notes mature on April 15, 2026.

At June 30, 2019, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Term Credit Agreement

On July 2, 2019, we entered into a term credit agreement with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. The commitments under the Term Credit Agreement expire on July 2, 2024.

For a further discussion of the Revolving Credit Facility, Senior Unsecured Notes and the Term Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Revolving Credit Facility Borrowings

The following table summarizes the Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Three Months Ended June 30, 2019
Expansion capital borrowings	$154,604	$—	$335,000
Working capital borrowings	$836,154	$744,000	$934,000

Three Months Ended June 30, 2018
Expansion capital borrowings	$88,121	$—	$265,500
Working capital borrowings	$974,808	$894,500	$1,075,500

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

	Capital Expenditures			Other
	Expansion (1)	Maintenance (2)	Acquisitions (3)	Investments (4)
	(in thousands)
Three Months Ended June 30,
2019	$159,265	$16,929	$54,548	$889
2018	$76,998	$12,390	$135,662	$6

(1)	The amount for the three months ended June 30, 2018 includes $0.4 million related to our former Retail Propane segment.

(2)	The amount for the three months ended June 30, 2018 includes $3.3 million related to our former Retail Propane segment.

(3)	The amount for the three months ended June 30, 2018 includes $19.1 million related to our former Retail Propane segment.

(4)
Amounts for the three months ended June 30, 2019 and 2018 primarily related to contributions made to unconsolidated entities. There was no amount for the three months ended June 30, 2018 related to our former Retail Propane segment.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Three Months Ended June 30,
Cash Flows Provided by (Used in):	2019	2018
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$43,623	$51,139
Changes in operating assets and liabilities	26,271	(124,325)
Operating activities-continuing operations	$69,894	$(73,186)
Investing activities-continuing operations	$(199,247)	$(224,512)
Financing activities-continuing operations	$138,282	$280,578

Operating Activities-Continuing Operations. The seasonality of our Liquids business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. The seasonal motor fuel blend during the third quarter of our fiscal year impacts the value of our gasoline inventory in our Refined Products and Renewables business and also represents a period when we build inventory into our system. We borrow under the Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash used in operating activities during the three months ended June 30, 2019 was due primarily to fluctuations in the value of accounts receivable and accounts payable during the three months ended June 30, 2019.

Investing Activities-Continuing Operations. Net cash used in investing activities was $199.2 million during the three months ended June 30, 2019, compared to net cash used in investing activities of $224.5 million during the three months ended June 30, 2018. The decrease in net cash used in investing activities was due primarily to:

•	a $67.3 million decrease in payments to settle derivatives; and

•	a $61.2 million decrease in cash paid for acquisitions and investments in unconsolidated entities during the three months ended June 30, 2019.

These decreases in net cash used in investing activities were partially offset by:

•
an increase in capital expenditures from $72.7 million during the three months ended June 30, 2018 to $155.4 million during the three months ended June 30, 2019 due primarily to expansion projects in our Water Solutions segment; and

•	a $22.3 million decrease in proceeds primarily related to the sale of our previously held 20% interest in E Energy Adams, LLC during the three months ended June 30, 2018.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $138.3 million during the three months ended June 30, 2019, compared to net cash provided by financing activities of $280.6 million during the three months ended June 30, 2018. The decrease in net cash provided by financing activities was due primarily to:

•	a decrease of $372.5 million in borrowings on the Revolving Credit Facility (net of repayments) during the three months ended June 30, 2019; and

•	$265.1 million in payments for the redemption of the Class A Preferred Units during the three months ended June 30, 2019.

These decreases in net cash provided by financing activities were partially offset by:

•	$450.0 million in proceeds from the issuance of the 2026 Notes during the three months ended June 30, 2019; and

•	$42.6 million in net proceeds from the issuance of the Class C Preferred Units during the three months ended June 30, 2019.

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

On June 14, 2019, the board of directors of our general partner declared a distribution on the 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) and the Class C Preferred Units for the three months ended June 30, 2019 of $4.7 million and $1.1 million, respectively. The distributions were paid to the holders of the Class B Preferred Units and the Class C Preferred Units on July 15, 2019.

On July 23, 2019, the board of directors of our general partner declared a distribution of $0.39 per common unit to the unitholders of record on August 7, 2019. The distribution is to be paid on August 14, 2019.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2019 for our fiscal years ending thereafter:

		Nine Months Ending March 31,	Fiscal Year Ending March 31,
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$260,000	$—	$—	$260,000	$—	$—	$—
Working capital borrowings	895,000	—	—	895,000	—	—	—
Senior unsecured notes	1,446,458	—	—	—	—	607,323	839,135
Other long-term debt	5,170	486	4,684	—	—	—	—
Interest payments on long-term debt:
Revolving Credit Facility (1)	127,538	40,754	54,240	32,544	—	—	—
Senior unsecured notes	584,791	64,047	103,134	103,134	103,134	103,134	108,208
Other long-term debt	263	154	109	—	—	—	—
Letters of credit	141,763	—	—	141,763	—	—	—
Future minimum commitment payments under noncancelable agreements (2)	69,674	40,167	10,757	7,992	5,603	4,476	679
Future minimum lease payments under noncancelable operating leases	833,978	82,061	91,400	70,650	50,556	39,252	500,059
Construction commitments (3)	11,408	11,408	—	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	77,233	77,233	—	—	—	—	—
Natural gas liquids	15,152	13,811	1,341	—	—	—	—
Index-price commodity purchase commitments (4):
Crude oil (5)	2,683,601	1,315,538	503,942	397,731	266,157	200,233	—
Natural gas liquids	504,676	502,600	2,076	—	—	—	—
Total contractual obligations	$7,656,705	$2,148,259	$771,683	$1,908,814	$425,450	$954,418	$1,448,081

(1)
The estimated interest payments on the Revolving Credit Facility are based on principal and letters of credit outstanding at June 30, 2019. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on the Credit Agreement.

(2)
We have executed noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. A third party has contractually agreed to assume all rights and privileges and to be fully responsible for any minimum shipping fees due for actual shipments that are less than our allocated capacity related to $22.6 million of the fiscal year 2020 amount under a definitive agreement we signed during the three months ended June 30, 2018. We also have executed noncancelable agreements for product storage, railcar spurs and real estate. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

(3)	At June 30, 2019, the construction commitments relate to three new barges currently being built.

(4)
Index prices are based on a forward price curve at June 30, 2019. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at June 30, 2019 would result in a change of $107.4 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at June 30, 2019 would result in a change of $52.2 million in the value of our index-price crude oil purchase commitments. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of the commitments.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the letters of credit discussed in Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report and short-term leases discussed in Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2019, we had $1.2 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 4.27%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.4 million, based on borrowings outstanding at June 30, 2019.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2019, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our unaudited condensed consolidated statements of operations, regardless of whether the contract is physically or financially settled.

The following table summarizes the hypothetical impact on the June 30, 2019 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(11,773)
Propane (Liquids segment)	$2,433
Other products (Liquids segment)	$(664)
Gasoline (Refined Products and Renewables segment)	$(22,405)
Diesel (Refined Products and Renewables segment)	$(19,107)
Ethanol (Refined Products and Renewables segment)	$(4,908)
Biodiesel (Refined Products and Renewables segment)	$1,036
Canadian dollars (Liquids segment)	$429

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2019. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of June 30, 2019, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the captions “Legal Contingencies” and “Environmental Matters” in Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report, which is incorporated by reference into this Item 1.

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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
2.1
Asset Purchase and Sale Agreement, dated May 13, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

3.1
Fifth Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of April 2, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 2, 2019)

3.2
Sixth Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of July 2, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.1
Indenture, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.2
Forms of 7.50% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.3
Registration Rights Agreement, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Mizuho Securities USA LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.4
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.1
Amendment No. 8 to Amended and Restated Credit Agreement, dated as of June 26, 2019, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 2, 2019)

10.2
Class D Preferred Unit and Warrant Purchase Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.3
Board Representation Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, NGL Energy Holdings LLC and certain affiliates of EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.4
Voting Agreement, dated July 2, 2019, by and among the members of NGL Energy Holdings LLC named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.5
Letter Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.6
Term Credit Agreement, dated July 2, 2019, by and among NGL Energy Operating LLC, as Borrower, NGL Energy Partner LP, the lenders thereto and TD Dominion (Texas LLC), as the administrative agent (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.7	Form of Par Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.8	Form of Premium Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Exhibits filed with this report.

**
The following documents are formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and March 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 8, 2019		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 8, 2019		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer