Form 10-Q
period 2019-09-30
NGL Energy Partners LP
filed 2019-11-08
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

At November 4, 2019, there were 128,040,420 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,154	$18,572
Accounts receivable-trade, net of allowance for doubtful accounts of $4,773 and $4,016, respectively	987,875	998,203
Accounts receivable-affiliates	14,374	12,867
Inventories	308,793	252,770
Prepaid expenses and other current assets	199,002	142,811
Assets held for sale	—	387,450
Total current assets	1,531,198	1,812,673
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $469,229 and $417,457, respectively	2,485,880	1,828,940
GOODWILL	1,176,042	1,113,149
INTANGIBLE ASSETS, net of accumulated amortization of $566,054 and $503,117, respectively	1,194,581	800,889
INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,445	1,127
OPERATING LEASE RIGHT-OF-USE ASSETS	203,122	—
OTHER NONCURRENT ASSETS	71,755	113,857
ASSETS HELD FOR SALE	—	231,858
Total assets	$6,664,023	$5,902,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$842,064	$879,063
Accounts payable-affiliates	24,542	28,469
Accrued expenses and other payables	336,126	191,731
Advance payments received from customers	27,045	8,461
Current maturities of long-term debt	649	648
Operating lease obligations	68,084	—
Liabilities held for sale	—	142,781
Total current liabilities	1,298,510	1,251,153
LONG-TERM DEBT, net of debt issuance costs of $20,581 and $12,008, respectively, and current maturities	2,773,235	2,160,133
OPERATING LEASE OBLIGATIONS	132,132	—
OTHER NONCURRENT LIABILITIES	64,487	63,575
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 0 and 19,942,169 preferred units issued and outstanding, respectively	—	149,814
CLASS D 9.00% PREFERRED UNITS, 400,000 and 0 preferred units issued and outstanding, respectively	343,748	—

EQUITY:
General partner, representing a 0.1% interest, 128,169 and 124,633 notional units, respectively	(51,014)	(50,603)
Limited partners, representing a 99.9% interest, 128,040,420 and 124,508,497 common units issued and outstanding, respectively	1,697,015	2,067,197
Class B preferred limited partners, 12,585,642 and 8,400,000 preferred units issued and outstanding, respectively	305,488	202,731
Class C preferred limited partners, 1,800,000 and 0 preferred units issued and outstanding, respectively	42,905	—
Accumulated other comprehensive loss	(264)	(255)
Noncontrolling interests	57,781	58,748
Total equity	2,051,911	2,277,818
Total liabilities and equity	$6,664,023	$5,902,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Crude Oil Logistics	$641,152	$860,054	$1,357,312	$1,643,884
Water Solutions	101,249	79,764	173,032	155,909
Liquids	328,509	550,442	676,156	1,010,339
Refined Products and Renewables	3,218,162	3,625,123	7,248,742	6,564,168
Other	264	592	519	747
Total Revenues	4,289,336	5,115,975	9,455,761	9,375,047
COST OF SALES:
Crude Oil Logistics	569,699	792,735	1,218,939	1,540,980
Water Solutions	(6,496)	7,892	(9,303)	22,161
Liquids	296,246	520,944	613,598	961,459
Refined Products and Renewables	3,197,492	3,622,915	7,228,208	6,625,845
Other	435	718	900	987
Total Cost of Sales	4,057,376	4,945,204	9,052,342	9,151,432
OPERATING COSTS AND EXPENSES:
Operating	75,433	58,510	137,529	112,977
General and administrative	43,908	39,328	64,250	61,669
Depreciation and amortization	63,113	52,598	116,867	104,490
Loss on disposal or impairment of assets, net	3,111	5,988	2,144	107,323
Revaluation of liabilities	—	—	—	800
Operating Income (Loss)	46,395	14,347	82,629	(163,644)
OTHER INCOME (EXPENSE):
(Loss) equity in earnings of unconsolidated entities	(265)	379	(257)	598
Interest expense	(45,016)	(41,358)	(84,910)	(87,625)
Loss on early extinguishment of liabilities, net	—	—	—	(137)
Other income (expense), net	184	1,301	1,193	(32,602)
Income (Loss) From Continuing Operations Before Income Taxes	1,298	(25,331)	(1,345)	(283,410)
INCOME TAX EXPENSE	(640)	(691)	(319)	(1,342)
Income (Loss) From Continuing Operations	658	(26,022)	(1,664)	(284,752)
(Loss) Income From Discontinued Operations, net of Tax	(202,024)	380,961	(191,663)	470,402
Net (Loss) Income	(201,366)	354,939	(193,327)	185,650
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	129	518	397	863
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	—	48	—	446
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(201,237)	$355,505	$(192,930)	$186,959
NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(16,295)	$(49,466)	$(147,714)	$(327,764)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(201,822)	$380,627	$(191,471)	$470,377
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(218,117)	$331,161	$(339,185)	$142,613
BASIC (LOSS) INCOME PER COMMON UNIT
Loss From Continuing Operations	$(0.13)	$(0.40)	$(1.17)	$(2.69)
(Loss) Income From Discontinued Operations, net of Tax	(1.59)	3.10	(1.51)	3.86
Net (Loss) Income	$(1.72)	$2.70	$(2.68)	$1.17
DILUTED (LOSS) INCOME PER COMMON UNIT
Loss From Continuing Operations	$(0.13)	$(0.40)	$(1.17)	$(2.69)
(Loss) Income From Discontinued Operations, net of Tax	(1.59)	3.10	(1.51)	3.86
Net (Loss) Income	$(1.72)	$2.70	$(2.68)	$1.17
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	126,979,034	122,380,197	126,435,870	121,964,593
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	126,979,034	122,380,197	126,435,870	121,964,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(201,366)	$354,939	$(193,327)	$185,650
Other comprehensive loss	(46)	(13)	(9)	(24)
Comprehensive (loss) income	$(201,412)	$354,926	$(193,336)	$185,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three and Six Months Ended September 30, 2019
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2019	$(50,603)	8,400,000	$202,731	124,508,497	$2,067,197	$(255)	$58,748	$2,277,818
Distributions to general and common unit partners and preferred unitholders (Note 10)	(85)	—	—	—	(63,274)	—	—	(63,359)
Issuance of Class C preferred units, net of offering costs (Note 10)	—	1,800,000	42,638	—	—	—	—	42,638
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	—	2,752	—	—	2,752
Warrants exercised (Note 10)	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(36,517)	—	—	(36,517)
Class A convertible preferred units redemption - amount paid in excess of carrying value (Note 10)	—	—	—	—	(78,797)	—	—	(78,797)
Investment in NGL Energy Holdings LLC (Note 13)	—	—	—	—	(2,361)	—	—	(2,361)
Net (loss) income	(85)	—	—	—	8,392	—	(268)	8,039
Other comprehensive income	—	—	—	—	—	37	—	37
BALANCES AT JUNE 30, 2019	(50,773)	10,200,000	245,369	125,966,868	1,897,407	(218)	58,480	2,150,265
Distributions to general and common unit partners and preferred unitholders (Note 10)	(85)	—	—	—	(55,025)	—	—	(55,110)
Sawtooth joint venture	—	—	—	—	—	—	(570)	(570)
Common unit repurchases and cancellations (Note 10)	—	—	—	(78,229)	(1,098)	—	—	(1,098)
Issuance of Class B preferred units, net of offering costs (see Note 10)	—	4,185,642	102,757	—	—	—	—	102,757
Class C preferred units issuance costs	—	—	267	—	—	—	—	267
Issuance of warrants, net of offering costs (Note 10)	—	—	—	—	41,685	—	—	41,685
Equity issued pursuant to incentive compensation plan (Note 10)	27	—	—	2,151,781	26,566	—	—	26,593
Investment in NGL Energy Holdings LLC (Note 13)	—	—	—	—	(11,466)	—	—	(11,466)
Net loss	(183)	—	—	—	(201,054)	—	(129)	(201,366)
Other comprehensive loss	—	—	—	—	—	(46)	—	(46)
BALANCES AT SEPTEMBER 30, 2019	$(51,014)	14,385,642	$348,393	128,040,420	$1,697,015	$(264)	$57,781	$2,051,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three and Six Months Ended September 30, 2018
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2018	$(50,819)	8,400,000	$202,731	121,472,725	$1,852,495	$(1,815)	$83,503	2,086,095
Distributions to general and common unit partners and preferred unitholders	(82)	—	—	—	(58,548)	—	—	(58,630)
Contributions	—	—	—	—	—	—	169	169
Sawtooth joint venture	—	—	—	—	(63)	—	63	—
Purchase of noncontrolling interest	—	—	—	—	(33)	—	(3,927)	(3,960)
Redeemable noncontrolling interest valuation adjustment	—	—	—	—	(3,300)	—	—	(3,300)
Repurchase of warrants	—	—	—	—	(14,988)	—	—	(14,988)
Equity issued pursuant to incentive compensation plan	—	—	—	50,992	4,619	—	—	4,619
Warrants exercised	—	—	—	228,797	2	—	—	2
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	—	—	(8,983)	—	—	(8,983)
Net loss	(155)	—	—	—	(168,391)	—	(345)	(168,891)
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Cumulative effect adjustment for adoption of ASC 606	139	—	—	—	139,167	—	—	139,306
Cumulative effect adjustment for adoption of ASU 2016-01	(2)	—	—	—	(1,567)	1,569	—	—
BALANCES AT JUNE 30, 2018	(50,919)	8,400,000	202,731	121,752,514	1,740,410	(257)	79,463	1,971,428
Distributions to general and common unit partners and preferred unitholders	(82)	—	—	—	(58,774)	—	—	(58,856)
Redeemable noncontrolling interest valuation adjustment	—	—	—	—	(49)	—	—	(49)
Common unit repurchases and cancellations	—	—	—	(4,661)	(54)	—	—	(54)
Equity issued pursuant to incentive compensation plan	21	—	—	1,993,609	22,753	—	—	22,774
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	—	—	(12,803)	—	—	(12,803)
Net income (loss)	367	—	—	—	355,138	—	(518)	354,987
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
BALANCES AT SEPTEMBER 30, 2018	$(50,613)	8,400,000	$202,731	123,741,462	$2,046,621	$(270)	$78,945	$2,277,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(193,327)	$185,650
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from discontinued operations, net of tax	191,663	(470,402)
Depreciation and amortization, including amortization of debt issuance costs	121,697	109,661
Loss on early extinguishment or revaluation of liabilities, net	—	937
Non-cash equity-based compensation expense	24,996	24,730
Loss on disposal or impairment of assets, net	2,144	107,323
Provision for doubtful accounts	767	163
Net adjustments to fair value of commodity derivatives	(54,229)	56,698
Equity in earnings of unconsolidated entities	257	(598)
Lower of cost or market value adjustment	979	131
Other	445	624
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	7,836	(385,782)
Inventories	(60,121)	(105,639)
Other current and noncurrent assets	(35,899)	(6,132)
Accounts payable-trade and affiliates	(41,637)	181,650
Other current and noncurrent liabilities	13,736	60,072
Net cash used in operating activities-continuing operations	(20,693)	(240,914)
Net cash provided by operating activities-discontinued operations	16,205	153,033
Net cash used in operating activities	(4,488)	(87,881)
INVESTING ACTIVITIES:
Capital expenditures	(259,075)	(193,519)
Acquisitions, net of cash acquired	(647,048)	(197,971)
Net settlements of commodity derivatives	49,293	(59,119)
Proceeds from sales of assets	1,982	8,204
Proceeds from divestitures of businesses and investments, net	—	18,594
Investments in unconsolidated entities	(1,015)	(92)
Distributions of capital from unconsolidated entities	439	—
Repayments on loan for natural gas liquids facility	3,022	4,558
Loan to affiliate	—	(1,515)
Deposit paid to acquire business	(49,875)	—
Net cash used in investing activities-continuing operations	(902,277)	(420,860)
Net cash provided by investing activities-discontinued operations	269,063	810,019
Net cash (used in) provided by investing activities	(633,214)	389,159
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	2,198,000	2,008,000
Payments on Revolving Credit Facility	(2,276,000)	(2,153,500)
Issuance of senior unsecured notes and term credit agreement	700,000	—
Repayment and repurchase of senior unsecured notes	—	(5,069)
Payments on other long-term debt	(326)	(326)
Debt issuance costs	(10,446)	(780)
Contributions from noncontrolling interest owners, net	—	169
Distributions to general and common unit partners and preferred unitholders	(117,386)	(117,486)
Distributions to noncontrolling interest owners	(570)	—
Proceeds from sale of preferred units, net of offering costs	428,338	—
Payments for redemption of preferred units	(265,128)	—
Repurchase of warrants	—	(14,988)
Common unit repurchases and cancellations	(1,098)	(54)
Payments for settlement and early extinguishment of liabilities	(1,273)	(2,639)
Investment in NGL Energy Holdings LLC	(13,827)	—
Net cash provided by (used in) financing activities-continuing operations	640,284	(286,673)
Net cash used in financing activities-discontinued operations	—	(325)
Net cash provided by (used in) financing activities	640,284	(286,998)
Net increase in cash and cash equivalents	2,582	14,280
Cash and cash equivalents, beginning of period	18,572	22,094
Cash and cash equivalents, end of period	$21,154	$36,374
Supplemental cash flow information:
Cash interest paid	$65,615	$82,690
Income taxes paid (net of income tax refunds)	$3,237	$1,368
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B and Class C preferred unitholders	$8,162	$4,725
Accrued capital expenditures	$48,393	$21,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2019, our operations included:

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

•
Our Refined Products and Renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedules them for delivery at various locations throughout the country. In addition, in certain storage locations, our Refined Products and Renewables segment may also purchase unfinished gasoline blending components for subsequent blending into finished gasoline to supply our marketing business as well as third parties. See below for a discussion of the sale of a portion of our Refined Products and Renewables segment.

Recent Developments

On September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) and associated assets to Trajectory Acquisition Company, LLC (“Trajectory”) for total consideration of approximately $275.5 million, including equity consideration, inventory and net working capital. TPSL makes up a portion of our Refined Products and Renewables segment. The divested assets include (i) TPSL Terminaling Services Agreement with TransMontaigne Partners LP, including the exclusive rights to utilize 19 terminals; (ii) line space along Colonial and Plantation Pipelines; (iii) two wholly-owned refined products terminals in Georgia that we acquired in January 2019 and multiple third-party throughput agreements; and (iv) all associated customer contracts, inventory and other working capital associated with the assets. This transaction represents a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to TPSL have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. In addition, the assets and liabilities related to TPSL have been classified as held for sale in our March 31, 2019 unaudited condensed consolidated balance sheet.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2019 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2019 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on May 30, 2019.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We have a deferred tax liability of $12.6 million at September 30, 2019 as a result of acquiring a corporation in connection with one of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheet. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded for the six months ended September 30, 2019 was $1.0 million with an effective tax rate of 24.9%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2019 or March 31, 2019.

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

Inventories consist of the following at the dates indicated:

	September 30, 2019	March 31, 2019
	(in thousands)
Crude oil	$62,794	$51,359
Natural gas liquids:
Propane	49,060	33,478
Butane	35,386	15,294
Other	8,238	7,482
Refined products:
Gasoline	106,083	87,661
Diesel	23,751	37,791
Renewables:
Ethanol	10,790	14,955
Biodiesel	12,691	4,750
Total	$308,793	$252,770

Amounts as of March 31, 2019 in the table above do not include inventory related to TPSL, as these amounts have been classified as current assets held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired	September 30, 2019	March 31, 2019
				(in thousands)
Aircraft rental company (2)	Corporate and Other	50%	June 2019	$796	$—
Water services company (3)	Water Solutions	50%	August 2018	480	920
Natural gas liquids terminal company (4)	Liquids	50%	March 2019	169	207
Total				$1,445	$1,127

(1)	Ownership interest percentages are at September 30, 2019.

(2)	This is an investment with a related party. See Note 13 for a further discussion.

(3)	This is an investment that we acquired as part of an acquisition in August 2018.

(4)	This is an investment that we acquired as part of an acquisition in March 2019.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2019	March 31, 2019
	(in thousands)
Loan receivable (1)	$12,637	$19,474
Line fill (2)	33,437	33,437
Minimum shipping fees - pipeline commitments (3)	—	23,494
Other	25,681	37,452
Total	$71,755	$113,857

(1)
Represents the noncurrent portion of a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility that is utilized by a third party that filed for Chapter11 bankruptcy during the three months ended September 30, 2019. As of September 30, 2019, we are owed a total of $26.4 million under this loan receivable, of which $16.5 million is recorded within prepaid expenses and other current assets in our unaudited condensed unconsolidated balance sheet. Our loan receivable is secured by a lien interest on the natural gas liquids loading/unloading facility. We have filed our Proof of Claim within the bankruptcy case and while the third party may have the option to reject the receivable in the context of the bankruptcy proceeding, we believe, that due to the importance of the natural gas liquids loading/unloading facility to the third party’s overall business it will keep our note receivable in place once it emerges from bankruptcy or effectuates an asset sale and that we will be paid the full amount owed. We will continue to monitor the bankruptcy case as it progresses. The remaining amount represents the noncurrent portion of a loan receivable with Victory Propane.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2019, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. At March 31, 2019, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Represents the minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for one contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). At June 30, 2019, the deficiency credit of $23.5 million was reclassified to prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet. In October 2019, we extended our commitment with this crude oil pipeline operator and this extension provides us with an additional 5.5 years in which to use the deficiency credit (see Note 9).

Amounts as of March 31, 2019 in the table above do not include other noncurrent assets related to TPSL, as these amounts have been classified as noncurrent assets held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2019	March 31, 2019
	(in thousands)
Accrued compensation and benefits	$16,174	$19,312
Excise and other tax liabilities	12,737	10,481
Derivative liabilities	31,108	88,932
Accrued interest	39,865	24,882
Product exchange liabilities	7,486	5,945
Gavilon legal matter settlement (Note 9)	12,500	12,500
Contingent consideration liability (Note 4)	190,000	—
Other	26,256	29,679
Total	$336,126	$191,731

Amounts as of March 31, 2019 in the table above do not include accrued expenses and other payables related to TPSL, as these amounts have been classified as current liabilities held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

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

Also, as discussed in Note 4, we made certain adjustments during the six months ended September 30, 2019 to our estimates of the acquisition date fair values of the assets acquired and liabilities assumed in business combinations that occurred during the fiscal year ended March 31, 2019.

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

Note 3—(Loss) Income Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Weighted average common units outstanding during the period:
Common units - Basic	126,979,034	122,380,197	126,435,870	121,964,593
Common units - Diluted	126,979,034	122,380,197	126,435,870	121,964,593

All securities that could be potentially dilutive were anti-dilutive for all periods presented.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our (loss) income per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except unit and per unit amounts)
Income (loss) from continuing operations	$658	$(26,022)	$(1,664)	$(284,752)
Less: Continuing operations loss attributable to noncontrolling interests	129	518	397	863
Net income (loss) from continuing operations attributable to NGL Energy Partners LP	787	(25,504)	(1,267)	(283,889)
Less: Distributions to preferred unitholders (1)	(17,063)	(23,977)	(146,523)	(44,134)
Less: Continuing operations net (income) loss allocated to general partner (2)	(19)	15	76	259
Net loss from continuing operations allocated to common unitholders	$(16,295)	$(49,466)	$(147,714)	$(327,764)

(Loss) income from discontinued operations, net of tax	$(202,024)	$380,961	$(191,663)	$470,402
Less: Discontinued operations loss attributable to redeemable noncontrolling interests	—	48	—	446
Less: Discontinued operations loss (income) allocated to general partner (2)	202	(382)	192	(471)
Net (loss) income from discontinued operations allocated to common unitholders	$(201,822)	$380,627	$(191,471)	$470,377

Net (loss) income allocated to common unitholders	$(218,117)	$331,161	$(339,185)	$142,613

Basic (loss) income per common unit
Loss from continuing operations	$(0.13)	$(0.40)	$(1.17)	$(2.69)
(Loss) income from discontinued operations, net of tax	(1.59)	3.10	(1.51)	3.86
Net (loss) income	$(1.72)	$2.70	$(2.68)	$1.17
Diluted (loss) income per common unit
Loss from continuing operations	$(0.13)	$(0.40)	$(1.17)	$(2.69)
(Loss) income from discontinued operations, net of tax	(1.59)	3.10	(1.51)	3.86
Net (loss) income	$(1.72)	$2.70	$(2.68)	$1.17
Basic weighted average common units outstanding	126,979,034	122,380,197	126,435,870	121,964,593
Diluted weighted average common units outstanding	126,979,034	122,380,197	126,435,870	121,964,593

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

Note 4—Acquisitions

The following summarizes our acquisitions during the six months ended September 30, 2019:

Mesquite Acquisition

On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) (including 34 saltwater disposal wells). The purchase price was comprised of (i) $592.5 million in cash, (ii) the issuance of $102.8 million of our Class B Preferred Units (as defined herein) and (iii) additional cash payments of $200.0 million to be paid in two deferred installments contingent on the average daily volume of wastewater processed utilizing the assets being acquired. Mesquite SWD Inc. will remain the operator of the Mesquite assets led by Mesquite’s current management team. The assets consist of a fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

To determine our preliminary purchase price of $885.3 million, we included the fair value of the deferred payments at the date of acquisition of $190.0 million, to the sum of the cash paid and the value of the preferred units issued.

As part of this acquisition, we recorded customer commitment, customer relationship and right-of way intangible assets. We estimated the value of these intangible assets using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination. The following table summarizes the preliminary estimates of the fair values as of September 30, 2019 for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$377,525
Goodwill	57,782
Intangible assets	454,650
Other noncurrent liabilities	(4,700)
Fair value of net assets acquired	$885,257

As of September 30, 2019, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of the property, plant and equipment and intangible assets and (ii) finalize the calculation of asset retirement obligations.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the six months ended September 30, 2019 includes revenues of $25.6 million and operating income of $8.4 million that were generated by the operations of these water solutions facilities. We incurred $5.9 million of transaction costs related to this acquisition during the six months ended September 30, 2019, which is recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

Saltwater Water Solutions Facilities

During the six months ended September 30, 2019, we acquired one saltwater disposal facility (including three saltwater disposal wells) for total consideration of approximately $53.0 million.

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

The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination. The following table summarizes the preliminary estimates of the fair values as of September 30, 2019 for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$24,324
Goodwill	2,413
Intangible assets	26,688
Other noncurrent liabilities	(425)
Fair value of net assets acquired	$53,000

As of September 30, 2019, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to finalize the fair values of the property, plant and equipment and intangible assets.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the six months ended September 30, 2019 includes revenues of $3.4 million and operating income of $0.8 million that were generated by the operations of these water solutions facilities. We incurred less than $0.1 million of transaction costs related to this acquisition during the six months ended September 30, 2019, which is recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

During the six months ended September 30, 2019, we also acquired land and two saltwater disposal wells for total consideration of $13.0 million, which we are accounting for as an acquisition of assets. The consideration paid for this transaction was allocated primarily to property, plant and equipment.

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

During the six months ended September 30, 2019, we completed the acquisition accounting for a separate freshwater acquisition. We paid $2.5 million in cash to the sellers during the six months ended September 30, 2019 to complete the settlement of the acquisition. The offset of the cash payment was recorded to goodwill. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the six months ended September 30, 2019.

Natural Gas Liquids Terminal Business

During the six months ended September 30, 2019, we finalized the adjustments related to the working capital items received and recorded a decrease of $2.7 million to inventories, an increase of $0.3 million to other current assets, an increase of $0.1 million to property, plant and equipment, a decrease of $0.9 million to current liabilities and a decrease of $0.5 million to noncurrent liabilities. Also, due to the receipt of additional information, we recorded an increase of $29.0 million to property, plant and equipment, a decrease of $26.9 million to intangible assets and a decrease of $2.1 million to goodwill. The purchase price allocation is still preliminary as we are continuing to finalize the fair value of the property, plant and equipment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			September 30, 2019	March 31, 2019
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$307,886	$280,106
Pipeline and related facilities	30	-	40	243,882	243,799
Vehicles and railcars	3	-	25	121,168	124,948
Water treatment facilities and equipment	3	-	30	1,101,336	704,666
Crude oil tanks and related equipment	2	-	30	227,829	225,476
Barges and towboats	5	-	30	120,912	103,735
Information technology equipment	3	-	7	32,933	31,831
Buildings and leasehold improvements	3	-	40	145,356	143,711
Land				77,001	62,379
Tank bottoms and line fill (1)				20,339	20,071
Other	3	-	20	15,024	14,870
Construction in progress				541,443	290,805
				2,955,109	2,246,397
Accumulated depreciation				(469,229)	(417,457)
Net property, plant and equipment				$2,485,880	$1,828,940

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts as of March 31, 2019 in the table above do not include property, plant and equipment and accumulated depreciation related to TPSL, as these amounts have been classified as noncurrent assets held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Depreciation expense	$31,334	$25,831	$56,790	$50,408
Capitalized interest expense	$—	$173	$—	$322

Amounts in the table above do not include depreciation expense and capitalized interest related to TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Crude Oil Logistics	$(257)	$3,367	$(790)	$1,326
Water Solutions	3,551	730	3,599	3,205
Liquids	(4)	1,004	(7)	994
Total	$3,290	$5,101	$2,802	$5,525

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the six months ended September 30, 2019:

	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2019	$579,846	$410,139	$103,421	$19,743	$1,113,149
Revisions to acquisition accounting (Note 4)	—	4,755	(2,057)	—	2,698
Acquisitions (Note 4)	—	60,195	—	—	60,195
Balances at September 30, 2019	$579,846	$475,089	$101,364	$19,743	$1,176,042

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				September 30, 2019			March 31, 2019
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$982,932	$(406,049)	$576,883	$742,832	$(369,983)	$372,849
Customer commitments	10	-	25	500,000	(92,317)	407,683	310,000	(74,917)	235,083
Pipeline capacity rights	30			7,800	(1,517)	6,283	7,799	(1,387)	6,412
Rights-of-way and easements	1	-	45	85,001	(5,616)	79,385	73,409	(4,509)	68,900
Water rights	13	-	14	64,868	(5,479)	59,389	64,868	(3,018)	61,850
Executory contracts and other agreements	5	-	30	55,030	(18,636)	36,394	47,230	(17,212)	30,018
Non-compete agreements	2	-	24	19,823	(4,363)	15,460	12,723	(2,570)	10,153
Debt issuance costs (1)	5			42,381	(32,077)	10,304	42,345	(29,521)	12,824
Total amortizable				1,757,835	(566,054)	1,191,781	1,301,206	(503,117)	798,089
Non-amortizable:
Trade names				2,800	—	2,800	2,800	—	2,800
Total				$1,760,635	$(566,054)	$1,194,581	$1,304,006	$(503,117)	$800,889

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes and Term Credit Agreement (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amounts as of March 31, 2019 in the table above do not include intangible assets and accumulated amortization of TPSL, as these amounts have been classified as noncurrent assets held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

The weighted-average remaining amortization period for intangible assets is approximately 16.2 years.

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2019	2018	2019	2018
	(in thousands)
Depreciation and amortization	$31,779	$26,766	$60,077	$54,082
Cost of sales	88	101	176	283
Interest expense	1,280	1,225	2,556	2,418
Operating expenses	111	—	262	—
Total	$33,258	$28,092	$63,071	$56,783

Amounts in the table above do not include amortization expense related to TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2020 (six months)	$68,078
2021	124,549
2022	111,700
2023	103,672
2024	97,533
Thereafter	686,249
Total	$1,191,781

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2019			March 31, 2019
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$450,000	$—	$450,000	$275,000	$—	$275,000
Working capital borrowings	643,000	—	643,000	896,000	—	896,000
Senior unsecured notes:
7.500% Notes due 2023 ("2023 Notes")	607,323	(6,159)	601,164	607,323	(6,916)	600,407
6.125% Notes due 2025 ("2025 Notes")	389,135	(4,665)	384,470	389,135	(5,092)	384,043
7.500% Notes due 2026 ("2026 Notes")	450,000	(7,452)	442,548	—	—	—
Term credit agreement	250,000	(2,305)	247,695	—	—	—
Other long-term debt	5,007	—	5,007	5,331	—	5,331
	2,794,465	(20,581)	2,773,884	2,172,789	(12,008)	2,160,781
Less: Current maturities	649	—	649	648	—	648
Long-term debt	$2,793,816	$(20,581)	$2,773,235	$2,172,141	$(12,008)	$2,160,133

(1)	Debt issuance costs related to the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to long-term debt in the table above was $1.0 million and $1.2 million during the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $2.5 million during the six months ended September 30, 2019 and 2018.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2020 (six months)	$2,571
2021	3,867
2022	3,854
2023	3,854
2024	3,230
Thereafter	3,205
Total	$20,581

Credit Agreement

As of September 30, 2019, we were party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.250 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $515.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). We had letters of credit of $189.6 million on the Working Capital Facility at September 30, 2019. The capacity under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement) which is calculated based on the value of certain working capital items at any point in time.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On October 30, 2019, we amended the Credit Agreement, to, among other things, adjust the allocation of the commitments of the lenders to make revolving loans thereunder and, effective with the fiscal quarter ending December 31, 2019, eliminate the leverage ratio financial covenant (as defined in the Credit Agreement) and adjust the senior secured leverage ratio (as defined in the Credit Agreement), interest coverage ratio (as defined in the Credit Agreement) and total leverage indebtedness ratio financial covenants (as defined in the Credit Agreement). The new debt covenant levels are presented in the table below. As amended, the Credit Agreement provides for up to $1.790 billion in aggregate commitments, consisting of (i) a $600 million Working Capital Facility for working capital requirements and other general corporate purposes and (ii) a $1.190 billion Expansion Capital Facility, for acquisitions, internal growth projects, other capital expenditures and general corporate purposes.

At September 30, 2019, the borrowings under the Credit Agreement had a weighted average interest rate of 4.23%, calculated as the weighted average LIBOR rate of 2.05% plus a margin of 2.00% for LIBOR borrowings and the prime rate of 5.00% plus a margin of 1.00% on alternate base rate borrowings. At September 30, 2019, the interest rate in effect on letters of credit was 2.00%. Commitment fees are charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

The following table summarizes the debt covenant levels specified in the Credit Agreement (as amended):

		Senior Secured	Interest	Total Leverage
Period Beginning	Leverage Ratio (1)	Leverage Ratio (1)	Coverage Ratio (2)	Indebtedness Ratio (1)
September 30, 2019	4.50	3.25	2.75	6.25
December 31, 2019	—	3.50	2.50	5.75
June 30, 2020 and thereafter	—	3.50	2.50	5.50

(1)	Represents the maximum ratio for the period presented.

(2)	Represents the minimum ratio for the period presented.

At September 30, 2019, our leverage ratio was approximately 3.73 to 1, our senior secured leverage ratio was approximately 1.22 to 1, our interest coverage ratio was approximately 3.73 to 1 and our total leverage indebtedness ratio was approximately 4.85 to 1.

We were in compliance with the covenants under the Credit Agreement at September 30, 2019.

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

At September 30, 2019, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Term Credit Agreement

On July 2, 2019 (the “Closing Date”), we entered into a term credit agreement (the “Term Credit Agreement”) with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. Proceeds from the term loan facility were used to fund a portion of the purchase price for the Mesquite (as defined herein) acquisition (see Note 4).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

All borrowings under the Term Credit Agreement bear interest, at either (a) an alternate base rate plus (i) during the first three-month period after the Closing Date, margin equal to the applicable margin for alternate base rate loans calculated under our existing revolving credit facility, (ii) 2.00% per annum for the second three-month period after the Closing Date, (iii) 2.25% per annum for the third three-month period after the Closing Date, (iv) 2.50% per annum for the fourth three-month period after the Closing Date, and (v) thereafter, the rate per year such that the alternate base rate equals a rate of interest agreed to between us and the administrative agent, or (b) an adjusted LIBOR rate plus (i) during the first three-month period after the Closing Date, margin equal to the applicable margin for LIBOR rate loans calculated under our existing revolving credit facility, (ii) 3.00% per annum for the second three-month period after the Closing Date, (iii) 3.25% per annum for the third three-month period after the Closing Date, (iv) 3.50% per annum for the fourth three-month period after the Closing Date, and (v) thereafter, such rate per annum such that the adjusted LIBOR rate equals a rate of interest agreed to between us and the administrative agent. At September 30, 2019, the borrowings under the Term Credit Agreement had a weighted average interest rate of 3.79% calculated as the prime rate of 2.04% plus a margin of 1.75%.

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

On October 30, 2019, we amended the Term Credit Agreement, to, among other things, conform financial covenants in the Term Credit Agreement to the financial covenants set forth in the amended Credit Agreement, as described above.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $5.0 million at September 30, 2019.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2019:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Term Credit Agreement	Other Long-Term Debt	Total
	(in thousands)
2020 (six months)	$—	$—	$—	$630	$630
2021	—	—	—	4,377	4,377
2022	1,093,000	—	—	—	1,093,000
2023	—	—	—	—	—
2024	—	607,323	—	—	607,323
Thereafter	—	839,135	250,000	—	1,089,135
Total	$1,093,000	$1,446,458	$250,000	$5,007	$2,794,465

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. Both defendants have a pending motion for judgment as a matter of law on the fraudulent misrepresentation claim and plan to file post-verdict motions as appropriate before the trial court, and, if need be, will file an appeal to the Delaware Supreme Court. It is our position that the awards, even if they each stand, are not cumulative. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the board of directors once all information is available to it and after the post-trial and any appellate process has run its course and the verdict is final as a matter of law. Because the Partnership is a named defendant in the lawsuit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million. As of September 30, 2019, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At September 30, 2019, we have an environmental liability, measured on an undiscounted basis, of $2.3 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

In 2015, as previously disclosed, the U.S. Environmental Protection Agency (“EPA”) informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (“Gavilon Energy”), of alleged violations that occurred in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint. On May 24, 2017, the court denied our motion to dismiss. Subsequently, the EPA filed a second amended complaint seeking an order declaring Western Dubuque’s RINs invalid, an order requiring us to retire an equivalent number of valid RINs and an award against us of statutory civil penalties. In May 2018, the parties completed briefing on cross-motions for summary judgment concerning liability issues in the case. On July 3, 2018, the Court denied our summary judgment motion and largely granted the plaintiff’s two summary judgment motions on liability. On July 19, 2018, Gavilon Energy reached an agreement in principle with the EPA regarding the terms of a settlement of the case, which was memorialized in a consent decree lodged to the Court on September 27, 2018. Such terms will result in Gavilon Energy paying cash of $25.0 million and retiring 36 million RINs, over a twelve-month period. The consent decree was approved by the Court on November 8, 2018. The consent decree resolves all matters between Gavilon Energy and the EPA in connection with the above-described complaint. During the fiscal year ended March 31, 2019, we paid the EPA $12.5 million and retired all 36 million RINs. As of September 30, 2019, we have an accrual, which is included within accrued expenses and other payables in our unaudited condensed consolidated balance sheet, of $12.5 million.

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

Balance at March 31, 2019	$9,723
Liabilities incurred	609
Liabilities assumed in acquisitions	5,125
Liabilities settled	(127)
Accretion expense	382
Balance at September 30, 2019	$15,712

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

Other Commitments

We have various noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at September 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (six months)	$8,520
2021	12,005
2022	9,621
2023	5,605
2024	4,478
Thereafter	679
Total	$40,908

Pipeline Capacity Agreements

We have executed noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have an asset recorded in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet for minimum shipping fees paid in both the current and previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2). During September 2019, we extended our commitment with one pipeline operator through March 31, 2025 and in October 2019, we extended our commitment with another pipeline operator through October 31, 2024. Both extensions are backed by long-term purchase agreements. The extension with the second operator also allows us an additional 5.5 years to recapture the minimum shipping deficiency fees discussed above.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at September 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (six months)	$21,341
2021	35,314
2022	35,314
2023	35,314
2024	35,410
Thereafter	30,897
Total	$193,590

Construction Commitments

At September 30, 2019, we had construction commitments of $8.0 million.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At September 30, 2019, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2020 (six months)	$75,128	1,327	$15,597	27,786
2021	—	—	1,341	2,100
Total	$75,128	1,327	$16,938	29,886

Index-Price Commodity Purchase Commitments:
2020 (six months)	$731,963	14,717	$341,410	795,303
2021	226,304	5,212	1,561	3,914
2022	118,158	2,783	—	—
Total	$1,076,425	22,712	$342,971	799,217

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2019, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2020 (six months)	$75,367	1,310	$164,900	213,980
2021	—	—	10,257	14,651
2022	—	—	157	204
Total	$75,367	1,310	$175,314	228,835

Index-Price Commodity Sale Commitments:
2020 (six months)	$693,194	12,872	$607,644	928,007
2021	—	—	13,214	23,254
Total	$693,194	12,872	$620,858	951,261

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $33.9 million of our prepaid expenses and other current assets and $31.0 million of our accrued expenses and other payables at September 30, 2019.

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

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and the warrants that were exercised for common units during the six months ended September 30, 2019, we issued 3,536 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Equity Issuances

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We did not sell any common units under the ATM Program during the six months ended September 30, 2019, and approximately $134.7 million remained available for sale under the ATM Program at September 30, 2019. The registration statement applicable to this program expired in July 2019.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase plan, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan during the three months ended September 30, 2019.

Our Distributions

The following table summarizes distributions declared on our common units during the last three quarters:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2019	May 7, 2019	May 15, 2019	$0.3900	$49,127	$85
July 23, 2019	August 7, 2019	August 14, 2019	$0.3900	$49,217	$85
October 23, 2019	November 7, 2019	November 14, 2019	$0.3900	$49,936	$86

Class A Convertible Preferred Units

In 2016, we received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Convertible Preferred Units (“Class A Preferred Units”) and 4,375,112 warrants.

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. There was no accretion for the beneficial conversion feature, recorded as a deemed distribution, for the three months ended September 30, 2019 as all Class A Preferred units have been redeemed, compared to $12.8 million for the three months ended September 30, 2018 and $36.5 million and $21.8 million during the six months ended September 30, 2019 and 2018, respectively.

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

On July 2, 2019, we issued 4,185,642 Class B Preferred Units to fund a portion of the purchase price for the Mesquite acquisition (see Note 4).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The current distribution rate for the Class B Preferred Units is 9.0% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last three quarters:

				Amount Paid to Class B
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 15, 2019	April 1, 2019	April 15, 2019	$0.5625	$4,725
June 14, 2019	July 1, 2019	July 15, 2019	$0.5625	$4,725
September 16, 2019	October 1, 2019	October 15, 2019	$0.5625	$7,079

The distribution amount paid on October 15, 2019 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2019.

Class C Preferred Units

On April 2, 2019, we issued 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $42.9 million (net of the underwriters’ discount of $1.4 million and offering costs of $0.7 million).

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). The following table summarizes distributions declared on our Class C Preferred Units during the last two quarters:

				Amount Paid to Class C
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
June 14, 2019	July 1, 2019	July 15, 2019	$0.5949	$1,071
September 16, 2019	October 1, 2019	October 15, 2019	$0.6016	$1,083

The distribution amount paid on October 15, 2019 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2019.

Class D Preferred Units

On July 2, 2019, the closing date of the Mesquite acquisition, we completed a private placement of an aggregate of 400,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for an aggregate purchase price of $400.0 million. The private placement resulted in aggregate net proceeds to us of approximately $385.4 million (net of a closing fee of $14.6 million payable to affiliates of the purchasers and certain estimated expenses and expense reimbursements). We allocated the net proceeds, on a relative fair value basis, to the Class D Preferred Units ($343.7 million) and warrants ($41.7 million). Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the Mesquite acquisition (see Note 4).

The holders of the Class D Preferred Units will be entitled to receive a cumulative, quarterly distribution in arrears on each Class D Preferred Unit then held at an annual rate of (i) 9.00% per annum for all periods during which the Class D Preferred Units are outstanding beginning on the Closing Date and ending on the date and including the last day of the eleventh full quarter following the Closing Date, (ii) 10.00% per annum for all periods during which the Class D Preferred Units are outstanding beginning on and including the first day of the twelfth full quarter following the Closing Date and ending on the last day of the nineteenth full quarter following the Closing Date, and (iii) thereafter, 10.00% per annum or, at the purchasers’ election from time to time, a floating rate equal to the applicable three-month LIBOR, plus 7.00% per annum. The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per unit per year). On October 23, 2019, the board of directors of our general partner declared a distribution on the Class D Preferred Units for the three months ended September 30, 2019 of $4.5 million or $11.125 per unit, which represents 50% of the Class D Preferred Units distribution amount. In accordance with the terms of our Partnership Agreement, the value of each Class D Preferred Units shall automatically increase by the non-cash accretion which is approximately $4.5 million in the aggregate with respect to the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

distribution for the three months ended September 30, 2019. The Class D Preferred distribution will be paid to the holders of the Class D Preferred Units on November 14, 2019.

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

On October 31, 2019, the closing date of the Hillstone (as defined herein) acquisition, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for an aggregate purchase price of $200.0 million. Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the acquisition of Hillstone (see Note 17).

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

The restricted units vest contingent on the continued service of the recipients through the vesting date (the “Service Awards”).

The following table summarizes the Service Award activity during the six months ended September 30, 2019:

Unvested Service Award units at March 31, 2019	2,308,400
Units granted	1,956,181
Units vested and issued	(2,151,781)
Units forfeited	(32,425)
Unvested Service Award units at September 30, 2019	2,080,375

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In connection with the vesting of certain restricted units during the six months ended September 30, 2019, we canceled 78,229 of the newly-vested common units in satisfaction of $1.1 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

The following table summarizes the scheduled vesting of our unvested Service Award units at September 30, 2019:

Fiscal Year Ending March 31,
2020 (six months)	756,450
2021	882,200
2022	441,725
Total	2,080,375

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

During the three months ended September 30, 2019 and 2018, we recorded compensation expense related to Service Award units of $2.1 million and $2.4 million, respectively. During the six months ended September 30, 2019 and 2018, we recorded compensation expense related to Service Award units of $4.9 million and $5.1 million, respectively.

Of the restricted units granted and vested during the six months ended September 30, 2019, 1,886,131 units were granted as a bonus for performance during the fiscal year ended March 31, 2019. The total amount of these bonus payments was $24.5 million, of which we had accrued $8.7 million as of March 31, 2019.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at September 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (six months)	$3,501
2021	4,373
2022	1,445
Total	$9,319

As of September 30, 2019, there are approximately 2.6 million common units remaining available for issuance under the LTIP.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	September 30, 2019		March 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$45,652	$(7,986)	$49,509	$(7,273)
Level 2 measurements	35,310	(31,409)	77,926	(89,124)
	80,962	(39,395)	127,435	(96,397)

Netting of counterparty contracts (1)	(8,350)	8,350	(7,501)	7,501
Net cash collateral held	(23,848)	(179)	(18,271)	(208)
Commodity derivatives	$48,764	$(31,224)	$101,663	$(89,104)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2019	March 31, 2019
	(in thousands)
Prepaid expenses and other current assets	$48,718	$101,662
Other noncurrent assets	46	1
Accrued expenses and other payables	(31,108)	(88,932)
Other noncurrent liabilities	(116)	(172)
Net commodity derivative asset	$17,540	$12,559

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2019:
Crude oil fixed-price (1)	October 2019–December 2020	(3,246)	$12,670
Propane fixed-price (1)	October 2019–March 2021	1,740	(6,850)
Refined products fixed-price (1)	October 2019–January 2021	(2,206)	31,737
Other	October 2019–March 2022		4,010
			41,567
Net cash collateral held			(24,027)
Net commodity derivative asset			$17,540

At March 31, 2019:
Crude oil fixed-price (1)	April 2019–December 2020	(1,961)	1,014
Propane fixed-price (1)	April 2019–March 2020	198	608
Refined products fixed-price (1)	April 2019–January 2021	(2,884)	24,669
Other	April 2019–March 2022		4,747
			31,038
Net cash collateral held			(18,479)
Net commodity derivative asset			$12,559

(1)
We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

Amounts as of March 31, 2019 in the tables above do not include commodity derivative contract positions related to TPSL, as these amounts have been classified as current assets and liabilities held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

During the three months and six months ended September 30, 2019, we recorded net gains of $24.6 million and $54.2 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the three months and six months ended September 30, 2018, we recorded net losses of $21.6 million and $56.7 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2019, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Interest Rate Risk

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2019, we had $1.1 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 4.23%.

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2019, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at a weighted average interest rate of 3.79%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2019 (in thousands):

Senior Unsecured Notes:
2023 Notes	$617,769
2025 Notes	$370,286
2026 Notes	$452,396

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$596,674	$825,571	$1,278,743	$1,582,082
Crude oil transportation and other	43,157	38,483	83,154	67,029
Non-Topic 606 revenues	3,619	3,084	7,240	6,382
Elimination of intersegment sales	(2,298)	(7,084)	(11,825)	(11,609)
Total Crude Oil Logistics revenues	641,152	860,054	1,357,312	1,643,884
Water Solutions:
Topic 606 revenues
Disposal service fees	80,209	58,099	131,349	112,103
Sale of recovered hydrocarbons	14,761	18,348	29,096	38,726
Freshwater revenues	2,007	788	4,103	1,288
Other service revenues	4,272	2,516	8,484	3,767
Non-Topic 606 revenues	—	13	—	25
Total Water Solutions revenues	101,249	79,764	173,032	155,909
Liquids:
Topic 606 revenues
Propane sales	115,778	234,892	255,152	421,381
Butane sales	87,821	145,847	170,046	259,047
Other product sales	116,461	168,496	231,066	320,301
Service revenues	8,262	4,222	17,049	9,893
Non-Topic 606 revenues	5,307	5,795	9,152	10,192
Elimination of intersegment sales	(5,120)	(8,810)	(6,309)	(10,475)
Total Liquids revenues	328,509	550,442	676,156	1,010,339
Refined Products and Renewables:
Topic 606 revenues
Refined products sales	810,409	934,410	1,643,228	1,748,481
Non-Topic 606 revenues	2,407,753	2,690,713	5,605,514	4,815,687
Total Refined Products and Renewables revenues	3,218,162	3,625,123	7,248,742	6,564,168
Corporate and Other:
Non-Topic 606 revenues	264	371	519	747
Elimination of intersegment sales	—	221	—	—
Total Corporate and Other revenues	264	592	519	747
Total revenues	$4,289,336	$5,115,975	$9,455,761	$9,375,047

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 7 and Note 8) and operating income (loss) by segment for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$17,693	$18,870	$35,278	$38,179
Water Solutions	38,031	26,342	66,254	51,651
Liquids	6,634	6,495	13,885	13,000
Refined Products and Renewables	190	233	381	466
Corporate and Other	3,031	3,218	5,899	6,365
Total depreciation and amortization	$65,579	$55,158	$121,697	$109,661

Operating Income (Loss):
Crude Oil Logistics	$38,520	$31,022	$72,322	$(68,716)
Water Solutions	21,274	9,770	34,963	10,739
Liquids	8,397	10,758	16,881	13,381
Refined Products and Renewables	16,681	(1,851)	12,282	(66,266)
Corporate and Other	(38,477)	(35,352)	(53,819)	(52,782)
Total operating income (loss)	$46,395	$14,347	$82,629	$(163,644)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions. The information below does not include goodwill by segment.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Crude Oil Logistics	$4,059	$7,150	$18,864	$15,532
Water Solutions	941,511	217,073	1,145,411	347,495
Liquids	5,275	389	10,824	1,381
Refined Products and Renewables	220	—	224	—
Corporate and Other	2,319	267	3,058	598
Total	$953,384	$224,879	$1,178,381	$365,006

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	September 30, 2019	March 31, 2019
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,595,979	$1,584,636
Water Solutions	2,746,489	1,600,836
Liquids (1)	625,794	498,767
Refined Products and Renewables	58,641	32,170
Corporate and Other	32,722	26,569
Total	$5,059,625	$3,742,978

(1)	Includes $28.4 million and $0.5 million of non-US long-lived assets at September 30, 2019 and March 31, 2019, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	September 30, 2019	March 31, 2019
	(in thousands)
Total assets:
Crude Oil Logistics	$2,188,858	$2,237,612
Water Solutions	2,851,109	1,668,292
Liquids (1)	844,059	721,008
Refined Products and Renewables	622,713	579,254
Corporate and Other	157,284	77,019
Assets held for sale	—	619,308
Total	$6,664,023	$5,902,493

(1)	Includes $46.0 million and $12.0 million of non-US total assets at September 30, 2019 and March 31, 2019, respectively.

All of the tables above do not include amounts related to TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations and held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

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

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Sales to WPX	$14,392	$8,553	$22,828	$9,771
Purchases from WPX (1)	$85,396	$82,185	$166,167	$157,327
Sales to SemGroup	$217	$549	$458	$669
Purchases from SemGroup	$—	$317	$—	$1,337
Sales to entities affiliated with management	$699	$1,583	$1,720	$5,645
Purchases from entities affiliated with management	$959	$414	$2,115	$1,806
Purchases from equity method investees	$129	$—	$129	$—

(1)	Amount primarily relates to purchases of crude oil under the definitive agreement we signed with WPX.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts receivable from affiliates consist of the following at the dates indicated:

	September 30, 2019	March 31, 2019
	(in thousands)
Receivables from NGL Energy Holdings LLC	$7,808	$7,277
Receivables from WPX	6,312	5,185
Receivables from SemGroup	85	71
Receivables from entities affiliated with management	169	334
Total	$14,374	$12,867

Accounts payable to affiliates consist of the following at the dates indicated:

	September 30, 2019	March 31, 2019
	(in thousands)
Payables to WPX	$24,185	$27,844
Payables to entities affiliated with management	287	625
Payables to equity method investees	70	—
Total	$24,542	$28,469

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

During the three months ended September 30, 2019, we purchased a 5.73% interest in our general partner, NGL Energy Holdings LLC, for $11.5 million in cash and accounted for this as a deduction within limited partners’ equity in our unaudited condensed consolidated balance sheet. This interest was purchased from a fund controlled by The Energy & Minerals Group, which is represented on the board of directors of our general partner.

Note 14—Revenue from Contracts with Customers

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of September 30, 2019.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

scope under Topics 845 and 842, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Refined Products and Renewables segment includes $81.0 million of net gains related to changes in the mark-to-market value of these arrangements recorded during the six months ended September 30, 2019.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (six months)	$116,337
2021	152,770
2022	143,533
2023	137,354
2024	122,880
Thereafter	275,952
Total	$948,826

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	Balance at
	March 31, 2019	September 30, 2019
	(in thousands)
Accounts receivable from contracts with customers	$613,827	$553,407

Contract liabilities balance at March 31, 2019	$8,461
Payment received and deferred	30,925
Payment recognized in revenue	(12,341)
Contract liabilities balance at September 30, 2019	$27,045

Amounts as of March 31, 2019 in the tables above do not include contract assets and liabilities related to TPSL, as these amounts have been classified as current assets and current liabilities held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

Note 15—Leases

We adopted ASC 842 effective April 1, 2019 using the modified retrospective method, with no adjustment to comparative period information, which remains reported under ASC 840, and no cumulative effect adjustment to equity. Upon adoption, we recorded operating lease right-of-use assets of $551.2 million and operating lease obligations of $549.0 million, including amounts classified as assets and liabilities held for sale. The adoption of this standard did not impact our unaudited condensed consolidated statement of operations or unaudited condensed consolidated statement of cash flows for the three months ended June 30, 2019.

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

Our lease agreements may include options to extend or terminate the lease which are included in the measurement of our operating lease liability when it is reasonably certain that we will exercise the option. Lease renewal terms vary from one year to 30 years. Operating lease expense is recognized on a straight-line basis over the lease term. We have variable lease payments, including adjustments to lease payments based on an index or rate, such as a consumer price index, fair value adjustments to lease payments, and common area maintenance, real estate taxes, and insurance payments in certain real estate leases. We also have certain land leases within our Water Solutions segment that require us to pay a royalty, which could be based on a flat rate per barrel disposed or a percentage of revenue generated. Variable lease payments are excluded from operating lease right-of-use assets and operating lease liabilities and are expensed as incurred. Operating lease right-of-use assets also include any lease prepayments and exclude lease incentives. For leases acquired as a result of an acquisition, the right-of-use asset also includes adjustments for any favorable or unfavorable market terms present in the lease.

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

At September 30, 2019, we had operating lease right-of-use assets of $203.1 million and current and noncurrent operating lease obligations of $68.1 million and $132.1 million, respectively, on our unaudited condensed consolidated balance sheet. At September 30, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 6.04 years and 5.78%, respectively.

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended September 30,	Six Months Ended September 30,
	2019	2019
	(in thousands)
Operating lease cost	$22,294	$44,387
Variable lease cost	3,857	5,665
Short-term lease cost	133	259
Total lease cost	$26,284	$50,311

Amounts in the table above do not include lease expense related to TPSL, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

Rental expense relating to operating leases was $26.4 million and $53.5 million during the three months and six months ended September 30, 2018. These amounts do not include rental expense related to TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes maturities of our operating lease liabilities at September 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (six months)	$39,970
2021	66,193
2022	45,490
2023	25,392
2024	14,081
Thereafter	53,452
Total lease payments	244,578
Less imputed interest	(44,362)
Total operating lease liabilities	$200,216

The following table summarizes future minimum lease payments under various noncancelable operating lease agreements at March 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020	$100,552
2021	76,485
2022	54,611
2023	30,379
2024	18,341
Thereafter	41,845
Total	$322,213

Amounts in the table above do not include future minimum lease payments related to TPSL as TPSL has been classified as discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the period indicated:

Six Months Ended September 30,
2019
(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$59,528
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$565,152

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2019, fixed rental revenue was $5.5 million, which includes $1.0 million of sublease revenue. During the six months ended September 30, 2019, fixed rental revenue was $10.9 million, which includes $2.4 million of sublease revenue.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at September 30, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (six months)	$11,695
2021	15,940
2022	6,247
2023	5,282
2024	5,057
Thereafter	16,282
Total	$60,503

Note 16—Assets and Liabilities Held for Sale and Discontinued Operations

As discussed in Note 1, we met the criteria for classifying the assets and liabilities of TPSL as held for sale and the operations as discontinued. On September 30, 2019, we completed the sale of TPSL and associated assets to Trajectory. See Note 1 for a further discussion.

As discussed in Note 1, as of June 30, 2018, the operations of our Retail Propane segment were classified as discontinued. On July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior and on August 14, 2018, we sold our previously held interest in Victory Propane. See Note 1 for a further discussion.

The following table summarizes the major classes of assets and liabilities of TPSL classified as held for sale at March 31, 2019 (in thousands):

Current Assets Held for Sale
Accounts receivable-trade, net	$164,716
Inventories	210,373
Prepaid expenses and other current assets	12,361
Total current assets held for sale	387,450
Noncurrent Assets Held for Sale
Property, plant and equipment, net	15,553
Goodwill	32,712
Intangible assets, net	137,446
Other noncurrent assets (1)	46,147
Total noncurrent assets held for sale	231,858
Total assets held for sale	$619,308

Current Liabilities Held for Sale
Accounts payable-trade	$85,602
Accrued expenses and other payables	56,719
Advance payments received from customers	460
Total current liabilities held for sale	$142,781

(1)
Primarily comprised of tank bottoms, which are product volumes required for the operation of storage tanks, that are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. At March 31, 2019, tank bottoms held in third party terminals consisted of 389,737 barrels of refined products. Tank bottoms held in terminals we own are included within property, plant and equipment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues	$1,304,232	$1,542,845	$2,775,698	$3,194,880
Cost of sales	1,329,458	1,566,585	2,787,959	3,091,009
Operating expenses	1,999	4,126	4,170	30,762
General and administrative expense	32	234	53	2,679
Depreciation and amortization	295	152	749	9,011
Loss (gain) on disposal or impairment of assets, net	174,449	(407,837)	174,449	(407,383)
Operating (loss) income from discontinued operations	(202,001)	379,585	(191,682)	468,802
Equity in earnings of unconsolidated entities	—	1,298	—	1,183
Interest expense	(80)	(1)	(94)	(126)
Other income, net	67	204	133	668
(Loss) income from discontinued operations before taxes (1)	(202,014)	381,086	(191,643)	470,527
Income tax expense	(10)	(125)	(20)	(125)
(Loss) income from discontinued operations, net of tax	$(202,024)	$380,961	$(191,663)	$470,402

(1)	Amount includes losses attributable to redeemable noncontrolling interests of less than $0.1 million and $0.4 million for the three months and six months ended September 30, 2018, respectively.

Continuing Involvement

As of September 30, 2019, we have commitments to sell 0.1 million gallons of finished gasoline, valued at $7.1 million (based on the contract price), to Trajectory, the purchaser of TPSL, through October 2019, and we have commitments to purchase 0.1 million gallons of finished gasoline, valued at $5.2 million (based on the contract price), from Trajectory through October 2019.

As of September 30, 2019, we have commitments to sell up to 49.2 million gallons of propane, valued at $29.5 million (based on the contract price), to Superior and DCC LPG, the purchasers of our former Retail Propane segment, through March 2021. During the three months and six months ended September 30, 2019, we received a combined $2.3 million and $3.7 million, respectively, from Superior and DCC LPG for propane sold to them during the period.

Note 17—Subsequent Events

On October 31, 2019, we acquired all of the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) from Water Remainco, LLC (“Seller Representative”), Hillstone, GGCOF HEP Blocker II, LLC, GGCOF HEP Blocker, LLC, Golden Gate Capital Opportunity Fund-A, L.P., GGCOF AIV L.P. and GGCOF HEP Blocker II Holdings, LLC for $624.4 million, subject to certain adjustments. Hillstone provides water pipeline and disposal infrastructure solutions to producers with a core operational focus in the state line area of southern Eddy and Lea Counties, New Mexico and northern Loving County, Texas in the Delaware Basin. Hillstone has a fully interconnected produced water pipeline transportation and disposal system, which currently consists of 19 saltwater disposal wells, representing approximately 580,000 barrels per day of permitted disposal capacity, and a newly-built network of produced water pipelines with approximately 680,000 barrels per day of transportation capacity. Hillstone also has an additional 22 permits to develop another 660,000 barrels per day of disposal capacity.

In connection with entering into the purchase agreement, we deposited with Seller Representative approximately $49.9 million, which was credited against the purchase price at closing. This deposit is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet as of September 30, 2019. As of the filing date of this Quarterly Report, we have not obtained all of the information to determine the preliminary purchase price allocation.

On November 7, 2019, we closed on a transaction to acquire 50% of one entity and 100% of another entity. Collectively, the entities we purchased own real property, right-of-ways and saltwater disposal permits. In addition, we entered

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

into a joint development agreement and surface use agreements with the seller and affiliates to build and operate produced, treated and blended water facilities. The total purchase price for this transaction was $55.9 million.

Note 18—Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Unsecured Notes and Term Credit Agreement (see Note 8). Pursuant to Rule 3-10 of Regulation S-X, we have presented in columnar format the unaudited condensed consolidating financial information for NGL Energy Partners LP (Parent), NGL Energy Finance Corp., the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis in the tables below. NGL Energy Partners LP and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes. Since NGL Energy Partners LP received the proceeds from the issuance of the Senior Unsecured Notes, this activity has been included in the NGL Energy Partners LP (Parent) column in the tables below. NGL Energy Operating LLC entered into the Term Credit Agreement and the proceeds have been included in the Guarantor Subsidiaries column in the tables below.

During the periods presented in the tables below, the status of certain subsidiaries changed, in that they either became guarantors of or ceased to be guarantors of the Senior Unsecured Notes and Term Credit Agreement. For purposes of the tables below, when the status of a subsidiary changes, all subsidiary activity is included in either the guarantor subsidiaries column or non-guarantor subsidiaries column based on the status of the subsidiary at the balance sheet date regardless of activity during the year.

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

As discussed further in Note 1 and Note 16, the assets and liabilities related to TPSL have been classified as held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet and the results of operations and cash flows related to TPSL and our former Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	September 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,504	$—	$(9,173)	$7,823	$—	$21,154
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	982,746	5,129	—	987,875
Accounts receivable-affiliates	—	—	14,366	8	—	14,374
Inventories	—	—	307,796	997	—	308,793
Prepaid expenses and other current assets	—	—	197,483	1,519	—	199,002
Total current assets	22,504	—	1,493,218	15,476	—	1,531,198
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	2,208,380	277,500	—	2,485,880
GOODWILL	—	—	1,170,867	5,175	—	1,176,042
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,119,321	75,260	—	1,194,581
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	1,445	—	—	1,445
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,602,365	—	(1,457,102)	(145,263)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,183,804	—	150,843	—	(2,334,647)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	—	—	199,277	3,845	—	203,122
OTHER NONCURRENT ASSETS	—	—	71,755	—	—	71,755
Total assets	$3,808,673	$—	$4,958,004	$231,993	$(2,334,647)	$6,664,023
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$832,144	$9,920	$—	$842,064
Accounts payable-affiliates	1	—	24,541	—	—	24,542
Accrued expenses and other payables	42,611	—	291,926	1,589	—	336,126
Advance payments received from customers	—	—	21,657	5,388	—	27,045
Current maturities of long-term debt	—	—	649	—	—	649
Operating lease obligations	—	—	67,725	359	—	68,084
Total current liabilities	42,612	—	1,238,642	17,256	—	1,298,510
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,428,183	—	1,345,052	—	—	2,773,235
OPERATING LEASE OBLIGATIONS	—	—	128,739	3,393	—	132,132
OTHER NONCURRENT LIABILITIES	—	—	61,767	2,720	—	64,487
CLASS D 9.00% PREFERRED UNITS	343,748	—	—	—	—	343,748
EQUITY:
Partners’ equity	1,994,130	—	2,183,804	208,888	(2,392,428)	1,994,394
Accumulated other comprehensive loss	—	—	—	(264)	—	(264)
Noncontrolling interests	—	—	—	—	57,781	57,781
Total equity	1,994,130	—	2,183,804	208,624	(2,334,647)	2,051,911
Total liabilities and equity	$3,808,673	$—	$4,958,004	$231,993	$(2,334,647)	$6,664,023

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	March 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,798	$—	$3,728	$2,046	$—	$18,572
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	996,192	2,011	—	998,203
Accounts receivable-affiliates	—	—	12,867	—	—	12,867
Inventories	—	—	251,736	1,034	—	252,770
Prepaid expenses and other current assets	—	—	142,336	475	—	142,811
Assets held for sale	—	—	387,450	—	—	387,450
Total current assets	12,798	—	1,794,309	5,566	—	1,812,673
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,620,084	208,856	—	1,828,940
GOODWILL	—	—	1,107,974	5,175	—	1,113,149
INTANGIBLE ASSETS, net of accumulated amortization	—	—	725,542	75,347	—	800,889
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	1,127	—	—	1,127
NET INTERCOMPANY RECEIVABLES (PAYABLES)	862,186	—	(808,610)	(53,576)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,503,848	—	170,690	—	(2,674,538)	—
OTHER NONCURRENT ASSETS	—	—	113,857	—	—	113,857
ASSETS HELD FOR SALE	—	—	231,858	—	—	231,858
Total assets	$3,378,832	$—	$4,956,831	$241,368	$(2,674,538)	$5,902,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$872,122	$6,941	$—	$879,063
Accounts payable-affiliates	1	—	28,468	—	—	28,469
Accrued expenses and other payables	25,497	—	164,737	1,497	—	191,731
Advance payments received from customers	—	—	7,550	911	—	8,461
Current maturities of long-term debt	—	—	648	—	—	648
Liabilities held for sale	—	—	142,781	—	—	142,781
Total current liabilities	25,498	—	1,216,306	9,349	—	1,251,153
LONG-TERM DEBT, net of debt issuance costs and current maturities	984,450	—	1,175,683	—	—	2,160,133
OTHER NONCURRENT LIABILITIES	—	—	60,994	2,581	—	63,575
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	149,814	—	—	—	—	149,814
EQUITY:
Partners’ equity	2,219,070	—	2,503,848	229,693	(2,733,286)	2,219,325
Accumulated other comprehensive loss	—	—	—	(255)	—	(255)
Noncontrolling interests	—	—	—	—	58,748	58,748
Total equity	2,219,070	—	2,503,848	229,438	(2,674,538)	2,277,818
Total liabilities and equity	$3,378,832	$—	$4,956,831	$241,368	$(2,674,538)	$5,902,493

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended September 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$4,272,431	$18,369	$(1,464)	$4,289,336
COST OF SALES	—	—	4,058,083	507	(1,214)	4,057,376
OPERATING COSTS AND EXPENSES:
Operating	—	—	69,052	6,631	(250)	75,433
General and administrative	—	—	43,646	262	—	43,908
Depreciation and amortization	—	—	59,370	3,743	—	63,113
Loss (gain) on disposal or impairment of assets, net	—	—	3,115	(4)	—	3,111
Operating Income	—	—	39,165	7,230	—	46,395
OTHER INCOME (EXPENSE):
Loss in earnings of unconsolidated entities	—	—	(265)	—	—	(265)
Interest expense	(26,666)	—	(18,350)	(12)	12	(45,016)
Other income, net	—	—	164	32	(12)	184
(Loss) Income From Continuing Operations Before Income Taxes	(26,666)	—	20,714	7,250	—	1,298
INCOME TAX EXPENSE	—	—	(640)	—	—	(640)
EQUITY IN NET (LOSS) INCOME FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(174,571)	—	7,379	—	167,192	—
(Loss) Income From Continuing Operations	(201,237)	—	27,453	7,250	167,192	658
Loss From Discontinued Operations, Net of Tax	—	—	(202,024)	—	—	(202,024)
Net (Loss) Income	(201,237)	—	(174,571)	7,250	167,192	(201,366)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					129	129
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(201,237)	$—	$(174,571)	$7,250	$167,321	$(201,237)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$5,115,057	$1,789	$(871)	$5,115,975
COST OF SALES	—	—	4,946,062	13	(871)	4,945,204
OPERATING COSTS AND EXPENSES:
Operating	—	—	56,470	2,040	—	58,510
General and administrative	—	—	39,139	189	—	39,328
Depreciation and amortization	—	—	50,391	2,207	—	52,598
Loss on disposal or impairment of assets, net	—	—	5,988	—	—	5,988
Revaluation of liabilities	—	—	800	(800)	—	—
Operating Income (Loss)	—	—	16,207	(1,860)	—	14,347
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	379	—	—	379
Interest expense	(29,485)	—	(11,874)	(11)	12	(41,358)
Other income, net	—	—	1,313	—	(12)	1,301
(Loss) Income From Continuing Operations Before Income Taxes	(29,485)	—	6,025	(1,871)	—	(25,331)
INCOME TAX EXPENSE	—	—	(691)	—	—	(691)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	384,990	—	(1,373)	—	(383,617)	—
Income (Loss) From Continuing Operations	355,505	—	3,961	(1,871)	(383,617)	(26,022)
Income (Loss) From Discontinued Operations, Net of Tax	—	—	381,029	(68)	—	380,961
Net Income (Loss)	355,505	—	384,990	(1,939)	(383,617)	354,939
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					518	518
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					48	48
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$355,505	$—	$384,990	$(1,939)	$(383,051)	$355,505

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Six Months Ended September 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$9,425,327	$33,374	$(2,940)	$9,455,761
COST OF SALES	—	—	9,054,283	499	(2,440)	9,052,342
OPERATING COSTS AND EXPENSES:
Operating	—	—	126,813	11,216	(500)	137,529
General and administrative	—	—	63,778	472	—	64,250
Depreciation and amortization	—	—	110,234	6,633	—	116,867
Loss (gain) on disposal or impairment of assets, net	—	—	2,148	(4)	—	2,144
Operating Income	—	—	68,071	14,558	—	82,629
OTHER INCOME (EXPENSE):
Loss in earnings of unconsolidated entities	—	—	(257)	—	—	(257)
Interest expense	(52,455)	—	(32,455)	(23)	23	(84,910)
Other income, net	—	—	1,176	40	(23)	1,193
(Loss) Income From Continuing Operations Before Income Taxes	(52,455)	—	36,535	14,575	—	(1,345)
INCOME TAX EXPENSE	—	—	(319)	—	—	(319)
EQUITY IN NET (LOSS) INCOME FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(140,475)	—	14,972	—	125,503	—
(Loss) Income From Continuing Operations	(192,930)	—	51,188	14,575	125,503	(1,664)
Loss From Discontinued Operations, Net of Tax	—	—	(191,663)	—	—	(191,663)
Net (Loss) Income	(192,930)	—	(140,475)	14,575	125,503	(193,327)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					397	397
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(192,930)	$—	$(140,475)	$14,575	$125,900	$(192,930)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Six Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$9,370,234	$6,482	$(1,669)	$9,375,047
COST OF SALES	—	—	9,153,124	(23)	(1,669)	9,151,432
OPERATING COSTS AND EXPENSES:
Operating	—	—	108,847	4,130	—	112,977
General and administrative	—	—	61,138	531	—	61,669
Depreciation and amortization	—	—	99,369	5,121	—	104,490
Loss on disposal or impairment of assets, net	—	—	107,323	—	—	107,323
Revaluation of liabilities	—	—	800	—	—	800
Operating Loss	—	—	(160,367)	(3,277)	—	(163,644)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	598	—	—	598
Interest expense	(58,985)	—	(28,640)	(23)	23	(87,625)
Loss on early extinguishment of liabilities, net	(137)	—	—	—	—	(137)
Other expense, net	—	—	(32,394)	—	(208)	(32,602)
Loss From Continuing Operations Before Income Taxes	(59,122)	—	(220,803)	(3,300)	(185)	(283,410)
INCOME TAX EXPENSE	—	—	(1,342)	—	—	(1,342)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	246,081	—	(3,020)	—	(243,061)	—
Income (Loss) From Continuing Operations	186,959	—	(225,165)	(3,300)	(243,246)	(284,752)
Income (Loss) From Discontinued Operations, Net of Tax	—	—	471,246	(1,029)	185	470,402
Net Income (Loss)	186,959	—	246,081	(4,329)	(243,061)	185,650
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					863	863
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					446	446
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$186,959	$—	$246,081	$(4,329)	$(241,752)	$186,959

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statements of Comprehensive (Loss) Income
(in Thousands)

	Three Months Ended September 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(201,237)	$—	$(174,571)	$7,250	$167,192	$(201,366)
Other comprehensive income (loss)	—	—	1	(47)	—	(46)
Comprehensive (loss) income	$(201,237)	$—	$(174,570)	$7,203	$167,192	$(201,412)

	Three Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$355,505	$—	$384,990	$(1,939)	$(383,617)	$354,939
Other comprehensive loss	—	—	—	(13)	—	(13)
Comprehensive income (loss)	$355,505	$—	$384,990	$(1,952)	$(383,617)	$354,926

	Six Months Ended September 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(192,930)	$—	$(140,475)	$14,575	$125,503	$(193,327)
Other comprehensive income (loss)	—	—	18	(27)	—	(9)
Comprehensive (loss) income	$(192,930)	$—	$(140,457)	$14,548	$125,503	$(193,336)

	Six Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$186,959	$—	$246,081	$(4,329)	$(243,061)	$185,650
Other comprehensive loss	—	—	(1)	(23)	—	(24)
Comprehensive income (loss)	$186,959	$—	$246,080	$(4,352)	$(243,061)	$185,626

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Six Months Ended September 30, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(34,677)	$—	$18,330	$(4,346)	$(20,693)
Net cash provided by operating activities-discontinued operations	—	—	16,205	—	16,205
Net cash (used in) provided by operating activities	(34,677)	—	34,535	(4,346)	(4,488)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(212,887)	(46,188)	(259,075)
Acquisitions, net of cash acquired	—	—	(647,048)	—	(647,048)
Net settlements of commodity derivatives	—	—	49,293	—	49,293
Proceeds from sales of assets	—	—	1,978	4	1,982
Investments in unconsolidated entities	—	—	(1,015)	—	(1,015)
Distributions of capital from unconsolidated entities	—	—	439	—	439
Repayments on loan for natural gas liquids facility	—	—	3,022	—	3,022
Deposit paid to acquire business	—	—	(49,875)	—	(49,875)
Net cash used in investing activities-continuing operations	—	—	(856,093)	(46,184)	(902,277)
Net cash provided by investing activities-discontinued operations	—	—	269,063	—	269,063
Net cash used in investing activities	—	—	(587,030)	(46,184)	(633,214)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	2,198,000	—	2,198,000
Payments on Revolving Credit Facility	—	—	(2,276,000)	—	(2,276,000)
Issuance of senior unsecured notes and term credit agreement	450,000	—	250,000	—	700,000
Payments on other long-term debt	—	—	(326)	—	(326)
Debt issuance costs	(7,999)	—	(2,447)	—	(10,446)
Distributions to general and common unit partners and preferred unitholders	(117,386)	—	—	—	(117,386)
Distributions to noncontrolling interest owners	—	—	—	(570)	(570)
Proceeds from sale of preferred units, net of offering costs	428,338	—	—	—	428,338
Payments for redemption of preferred units	(265,128)	—	—	—	(265,128)
Common unit repurchases and cancellations	(1,098)	—	—	—	(1,098)
Payments for settlement and early extinguishment of liabilities	—	—	(1,273)	—	(1,273)
Investment in NGL Energy Holdings LLC	(13,827)	—	—	—	(13,827)
Net changes in advances with consolidated entities	(428,517)	—	371,640	56,877	—
Net cash provided by financing activities	44,383	—	539,594	56,307	640,284
Net increase (decrease) in cash and cash equivalents	9,706	—	(12,901)	5,777	2,582
Cash and cash equivalents, beginning of period	12,798	—	3,728	2,046	18,572
Cash and cash equivalents, end of period	$22,504	$—	$(9,173)	$7,823	$21,154

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Six Months Ended September 30, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(56,673)	$—	$(186,335)	$2,279	$(185)	$(240,914)
Net cash provided by operating activities-discontinued operations	—	—	146,463	6,570	—	153,033
Net cash (used in) provided by operating activities	(56,673)	—	(39,872)	8,849	(185)	(87,881)
INVESTING ACTIVITIES:
Capital expenditures	—	—	(191,559)	(1,960)	—	(193,519)
Acquisitions, net of cash acquired	—	—	(194,044)	(3,927)	—	(197,971)
Net settlements of commodity derivatives	—	—	(59,119)	—	—	(59,119)
Proceeds from sales of assets	—	—	8,204	—	—	8,204
Proceeds from divestitures of businesses and investments, net	—	—	18,594	—	—	18,594
Investments in unconsolidated entities	—	—	(92)	—	—	(92)
Repayments on loan for natural gas liquids facility	—	—	4,558	—	—	4,558
Loan to affiliate	—	—	(1,515)	—	—	(1,515)
Net cash used in investing activities-continuing operations	—	—	(414,973)	(5,887)	—	(420,860)
Net cash provided by investing activities-discontinued operations	—	—	803,037	6,982	—	810,019
Net cash provided by investing activities	—	—	388,064	1,095	—	389,159
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	2,008,000	—	—	2,008,000
Payments on Revolving Credit Facility	—	—	(2,153,500)	—	—	(2,153,500)
Repurchase of senior unsecured notes	(5,069)	—	—	—	—	(5,069)
Payments on other long-term debt	—	—	(326)	—	—	(326)
Debt issuance costs	—	—	(780)	—	—	(780)
Contributions from noncontrolling interest owners, net	—	—	—	169	—	169
Distributions to general and common unit partners and preferred unitholders	(117,486)	—	—	—	—	(117,486)
Repurchase of warrants	(14,988)	—	—	—	—	(14,988)
Common unit repurchases and cancellations	(54)	—	—	—	—	(54)
Payments for settlement and early extinguishment of liabilities	—	—	(2,639)	—	—	(2,639)
Net changes in advances with consolidated entities	201,413	—	(197,214)	(4,384)	185	—
Net cash provided by (used in) financing activities-continuing operations	63,816	—	(346,459)	(4,215)	185	(286,673)
Net cash used in financing activities-discontinued operations	—	—	(295)	(30)	—	(325)
Net cash provided by (used in) financing activities	63,816	—	(346,754)	(4,245)	185	(286,998)
Net increase in cash and cash equivalents	7,143	—	1,438	5,699	—	14,280
Cash and cash equivalents, beginning of period	16,915	—	3,329	1,850	—	22,094
Cash and cash equivalents, end of period	$24,058	$—	$4,767	$7,549	$—	$36,374

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2019. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Annual Report”) filed with the Securities and Exchange Commission on May 30, 2019.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2019, our operations included:

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

•
Our Refined Products and Renewables segment conducts gasoline, diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, Southeast and Midwest regions of the United States and schedules them for delivery at various locations throughout the country. In addition, in certain storage locations, our Refined Products and Renewables segment may also purchase unfinished gasoline blending components for subsequent blending into finished gasoline to supply our marketing business as well as third parties. See Note 1 and Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of the accounting for the sale of a portion of our Refined Products and Renewables segment.

On September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) and associated assets to Trajectory Acquisition Company, LLC (“Trajectory”) for total consideration of approximately $275.5 million, including equity consideration, inventory and net working capital. TPSL makes up a portion of our Refined Products and Renewables segment. The divested assets include (i) TPSL Terminaling Services Agreement with TransMontaigne Partners LP, including the exclusive rights to utilize 19 terminals; (ii) line space along Colonial and Plantation Pipelines; (iii) two wholly-owned refined products terminals in Georgia that we acquired in January 2019 and multiple third-party throughput agreements; and (iv) all associated customer contracts, inventory and other working capital associated with the assets. This transaction represents a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to TPSL have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. In addition, the assets and liabilities related to TPSL have been classified as held for sale in our March 31, 2019 unaudited condensed consolidated balance sheet. See Note 1 and Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the transaction.

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

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total revenues	$4,289,336	$5,115,975	$9,455,761	$9,375,047
Total cost of sales	4,057,376	4,945,204	9,052,342	9,151,432
Operating expenses	75,433	58,510	137,529	112,977
General and administrative expense	43,908	39,328	64,250	61,669
Depreciation and amortization	63,113	52,598	116,867	104,490
Loss on disposal or impairment of assets, net	3,111	5,988	2,144	107,323
Revaluation of liabilities	—	—	—	800
Operating income (loss)	46,395	14,347	82,629	(163,644)
(Loss) equity in earnings of unconsolidated entities	(265)	379	(257)	598
Interest expense	(45,016)	(41,358)	(84,910)	(87,625)
Loss on early extinguishment of liabilities, net	—	—	—	(137)
Other income (expense), net	184	1,301	1,193	(32,602)
Income (loss) from continuing operations before income taxes	1,298	(25,331)	(1,345)	(283,410)
Income tax expense	(640)	(691)	(319)	(1,342)
Income (loss) from continuing operations	658	(26,022)	(1,664)	(284,752)
(Loss) income from discontinued operations, net of tax	(202,024)	380,961	(191,663)	470,402
Net (loss) income	(201,366)	354,939	(193,327)	185,650
Less: Net loss attributable to noncontrolling interests	129	518	397	863
Less: Net loss attributable to redeemable noncontrolling interests	—	48	—	446
Net (loss) income attributable to NGL Energy Partners LP	$(201,237)	$355,505	$(192,930)	$186,959

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months and six months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2020.

Recent Developments

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2019 and the six months ended September 30, 2019. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) (including 34 saltwater disposal wells). The assets consist of a fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas. Also, during the six months ended September 30, 2019, in our Water Solutions segment, we acquired land and one saltwater disposal facility (including five saltwater disposal wells). See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

During the fiscal year ended March 31, 2019, in our Water Solutions segment, we acquired the remaining 18.375% interest in NGL Water Pipelines, LLC, six saltwater disposal facilities (including 22 saltwater disposal wells), two ranches and four freshwater facilities (including 45 freshwater wells). In our Liquids segment, we acquired the natural gas liquids terminal business of DCP Midstream, LP. In our Refined Products and Renewables segment, we acquired two refined products terminals, which were included in the sale of TPSL on September 30, 2019 and the operations have been classified as discontinued (see “Dispositions” below).

Disposition of TPSL

On September 30, 2019, we completed the sale of TPSL and associated assets to Trajectory for $275.5 million of total consideration and recorded a loss on disposal of $174.4 million during the six months ended September 30, 2019 (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Term Credit Agreement

On July 2, 2019, we entered into a term credit agreement (“the Term Credit Agreement”) with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement (as defined herein). Proceeds from the term loan facility were used to fund a portion of the purchase price for the Mesquite acquisition discussed above (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Issuance of Class D Preferred Units

On July 2, 2019, we completed a private placement of 400,000 of our 9.00% Class D Preferred Units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of $385.4 million. Proceeds from this issuance were used to fund a portion of the purchase price for the Mesquite acquisition discussed above (see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

On October 31, 2019, the closing date of the Hillstone (as defined herein) acquisition, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for an aggregate purchase price of $200.0 million. Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the acquisition of Hillstone (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase plan, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to September 30, 2019.

Segment Operating Results for the Three Months Ended September 30, 2019 and 2018

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$596,674	$825,571	$(228,897)
Crude oil transportation and other	46,776	41,567	5,209
Total revenues (1)	643,450	867,138	(223,688)
Expenses:
Cost of sales-excluding impact of derivatives	578,789	799,377	(220,588)
Cost of sales-derivative (gain) loss	(6,792)	422	(7,214)
Operating expenses	14,237	12,444	1,793
General and administrative expenses	1,633	1,636	(3)
Depreciation and amortization expense	17,693	18,870	(1,177)
(Gain) loss on disposal or impairment of assets, net	(630)	3,367	(3,997)
Total expenses	604,930	836,116	(231,186)
Segment operating income (loss)	$38,520	$31,022	$7,498

Crude oil sold (barrels)	10,421	11,891	(1,470)
Crude oil transported on owned pipelines (barrels)	10,922	9,578	1,344
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	7,287	(2,055)
Crude oil storage capacity leased to third parties (barrels) (2)	2,563	—	2,563
Crude oil inventory (barrels) (2)	1,425	681	744
Crude oil sold ($/barrel)	$57.257	$69.428	$(12.171)
Cost per crude oil sold ($/barrel)	$54.889	$67.261	$(12.372)
Crude oil product margin ($/barrel)	$2.368	$2.167	$0.201

(1)
Revenues include $2.3 million and $7.1 million of intersegment sales during the three months ended September 30, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2019 and September 30, 2018, respectively.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease in volumes is due to a decrease in production due to the decreased crude oil prices.

Crude Oil Transportation and Other Revenues. The increase was partially due to our Grand Mesa Pipeline, which increased revenues by $2.9 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to increased production growth in the DJ Basin. During the three months ended September 30, 2019, financial volumes on the Grand Mesa Pipeline averaged approximately 128,000 barrels per day (volume amounts are from both internal and external parties). Also, crude transportation increased $2.3 million due to increased barge activity.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Cost of Sales-Derivatives. Our cost of sales during the three months ended September 30, 2019 included $2.7 million of net realized gains on derivatives and $4.1 million of net unrealized gains on derivatives. Our cost of sales during the three months ended September 30, 2018 included $6.6 million of net realized losses on derivatives and $6.2 million of net unrealized gains on derivatives.

Operating and General and Administrative Expenses. The increase was due to utilities related to the higher volumes on Grand Mesa.

Depreciation and Amortization Expense. The decrease during the three months ended September 30, 2019, compared to the three months ended September 30, 2018 was due to asset retirements.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2019, we recorded a net gain of $0.6 million related to the disposal of certain assets. During the three months ended September 30, 2018, we recorded a net loss of $3.4 million primarily related to the sale of a terminal.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Wastewater disposal service fees	$74,335	$51,471	$22,864
Sale of recovered hydrocarbons	14,761	18,262	(3,501)
Other service revenues	12,153	10,031	2,122
Total revenues	101,249	79,764	21,485
Expenses:
Cost of sales-excluding impact of derivatives	1,039	780	259
Cost of sales-derivative (gain) loss	(7,535)	7,112	(14,647)
Operating expenses	43,860	34,229	9,631
General and administrative expenses	946	801	145
Depreciation and amortization expense	37,921	26,342	11,579
Loss on disposal or impairment of assets, net	3,744	730	3,014
Total expenses	79,975	69,994	9,981
Segment operating income	$21,274	$9,770	$11,504

Wastewater processed (barrels per day)
Northern Delaware Basin	465,453	7,850	457,603
Permian Basin	332,925	482,011	(149,086)
Eagle Ford Basin	279,754	271,059	8,695
DJ Basin	169,485	166,152	3,333
Other Basins	10,736	80,577	(69,841)
Total	1,258,353	1,007,649	250,704
Solids processed (barrels per day)	5,759	6,995	(1,236)
Skim oil sold (barrels per day)	3,079	3,326	(247)
Service fees for wastewater processed ($/barrel)	$0.64	$0.56	$0.08
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.13	$0.20	$(0.07)
Operating expenses for wastewater processed ($/barrel)	$0.38	$0.37	$0.01

Wastewater Disposal Service Fee Revenues. The increase was due primarily to an increase in the price we are receiving to dispose of a barrel of water and an increase in the volume of wastewater processed at acquired and newly developed facilities, partially offset by wastewater volume reductions as a result of the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

Recovered Hydrocarbon Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per wastewater barrel processed and lower crude oil prices. This lower percentage was due primarily to an increase in wastewater transported through pipelines (which contains less oil per barrel of wastewater), as well as operational changes made by producers in the DJ Basin.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues and freshwater revenues. The increase was due primarily to an increase in land surface use revenues and freshwater revenues in our New Mexico operations which began during the three months ended September 30, 2018 as well as freshwater revenues due to acquisitions. These increases were partially offset by lower solids disposal revenues and volumes due to a facility not currently in operation as well as reduced operations at another facility.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to operational changes in the Eagle Ford Basin during the three months ended September 30, 2019.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the three months ended September 30, 2019 included $5.8 million of net unrealized gains on derivatives and $1.7 million of net realized gains on derivatives. Our cost of sales during the three months ended September 30, 2018 included $5.3 million of net realized losses on derivatives and $1.8 million of net unrealized losses on derivatives.

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

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2019, we recorded a net loss of $3.6 million on the disposals of certain assets. During the three months ended September 30, 2018, we recorded a net loss of $0.7 million on the disposals of certain assets.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$116,449	$236,319	$(119,870)
Cost of sales-excluding impact of derivatives	108,356	222,355	(113,999)
Cost of sales-derivative loss (gain)	4,676	(1,574)	6,250
Product margin	3,417	15,538	(12,121)

Butane sales:
Revenues (1)	87,983	146,951	(58,968)
Cost of sales-excluding impact of derivatives	74,833	142,962	(68,129)
Cost of sales-derivative (gain) loss	(1,384)	4,092	(5,476)
Product margin (loss)	14,534	(103)	14,637

Other product sales:
Revenues (1)	117,997	171,099	(53,102)
Cost of sales-excluding impact of derivatives	110,909	161,970	(51,061)
Cost of sales-derivative loss (gain)	46	(665)	711
Product margin	7,042	9,794	(2,752)

Service revenues:
Revenues (1)	11,200	4,883	6,317
Cost of sales	3,930	614	3,316
Product margin	7,270	4,269	3,001

Expenses:
Operating expenses	15,764	9,888	5,876
General and administrative expenses	1,495	1,389	106
Depreciation and amortization expense	6,611	6,459	152
(Gain) loss on disposal or impairment of assets, net	(4)	1,004	(1,008)
Total expenses	23,866	18,740	5,126
Segment operating income	$8,397	$10,758	$(2,361)

Liquids storage capacity - owned and leased (gallons) (2)	397,343	399,967	(2,624)

Propane sold (gallons)	262,183	266,654	(4,471)
Propane sold ($/gallon)	$0.444	$0.886	$(0.442)
Cost per propane sold ($/gallon)	$0.431	$0.828	$(0.397)
Propane product margin ($/gallon)	$0.013	$0.058	$(0.045)
Propane inventory (gallons) (2)	104,048	117,206	(13,158)
Propane storage capacity leased to third parties (gallons) (2)	45,436	30,440	14,996

Butane sold (gallons)	170,169	131,424	38,745
Butane sold ($/gallon)	$0.517	$1.118	$(0.601)
Cost per butane sold ($/gallon)	$0.432	$1.119	$(0.687)
Butane product margin (loss) ($/gallon)	$0.085	$(0.001)	$0.086
Butane inventory (gallons) (2)	80,839	67,448	13,391
Butane storage capacity leased to third parties (gallons) (2)	33,894	59,220	(25,326)

Other products sold (gallons)	124,614	124,935	(321)
Other products sold ($/gallon)	$0.947	$1.370	$(0.423)
Cost per other products sold ($/gallon)	$0.890	$1.291	$(0.401)
Other products product margin ($/gallon)	$0.057	$0.079	$(0.022)
Other products inventory (gallons) (2)	9,705	7,658	2,047

(1)
Revenues include $5.1 million and $8.8 million of intersegment sales during the three months ended September 30, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2019 and September 30, 2018, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to lower commodity prices.

Cost of Sales-Derivatives. Our cost of wholesale propane sales included $4.8 million of net unrealized losses on derivatives and $0.1 million of net realized gains on derivatives during the three months ended September 30, 2019. During the three months ended September 30, 2018, our cost of wholesale propane sales included $2.4 million of net unrealized gains on derivatives and $0.8 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, decreased as inventory values were slow to align with reduced commodity prices.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices, partially offset by increased volumes.

Cost of Sales-Derivatives. Our cost of butane sales during the three months ended September 30, 2019 included $0.3 million of net unrealized gains on derivatives and $1.1 million of net realized gains on derivatives. Our cost of butane sales included $5.0 million of net unrealized losses on derivatives and $0.9 million of net realized gains on derivatives during the three months ended September 30, 2018.

Butane product margins, excluding the impact of derivatives, increased versus the prior year quarter in large part due to increased volumes, including steady volumes at our Chesapeake, Virginia export terminal and strong domestic blending economics.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices.

Cost of Sales-Derivatives. Our cost of sales of other products included less than $0.1 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives during the three months ended September 30, 2019. Our cost of sales of other products during the three months ended September 30, 2018 included $0.2 million of net unrealized gains on derivatives and $0.5 million of net realized gains on derivatives.

Other product sales product margins during the three months ended September 30, 2019 were impacted by decreasing commodity prices.

Service Revenues. This revenue includes storage, terminaling and transportation services income. Revenue for the current quarter increased due to the addition of the new terminals in the northeast from the March 2019 acquisition.

Operating and General and Administrative Expenses. Expenses for the current quarter were higher primarily due to the addition of the new terminals in the northeast from the March 2019 acquisition.

Depreciation and Amortization Expense. Expense for the current quarter was higher due to the addition of the new terminals in the northeast from the March 2019 acquisition.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2019 we recorded a gain of less than $0.1 million related to the sale of assets and during the three months ended September 30, 2018, we recorded a loss of $1.0 million related to the retirement of assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated. On September 30, 2019, we sold TPSL and the operating results related to TPSL have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted.

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$3,084,572	$3,558,229	$(473,657)
Cost of sales-excluding impact of derivatives	3,076,356	3,542,281	(465,925)
Derivative (gain) loss	(14,369)	11,884	(26,253)
Product margin	22,585	4,064	18,521

Renewables sales:
Revenues-excluding impact of derivatives	86,252	66,386	19,866
Cost of sales-excluding impact of derivatives	88,173	68,471	19,702
Derivative loss	763	279	484
Product loss	(2,684)	(2,364)	(320)

Service fees and other revenues	769	508	261

Expenses:
Operating expenses	1,573	1,647	(74)
General and administrative expenses	2,291	2,244	47
Depreciation and amortization expense	125	168	(43)
Total expenses	3,989	4,059	(70)
Segment operating income (loss)	$16,681	$(1,851)	$18,532

Gasoline sold (barrels)	33,182	33,719	(537)
Diesel sold (barrels)	8,611	7,388	1,223
Ethanol sold (barrels)	454	621	(167)
Biodiesel sold (barrels)	195	250	(55)
Refined products and renewables storage capacity - leased (barrels) (1)	4,474	3,773	701
Gasoline inventory (barrels) (1)	1,548	1,711	(163)
Diesel inventory (barrels) (1)	288	527	(239)
Ethanol inventory (barrels) (1)	1,087	1,072	15
Biodiesel inventory (barrels) (1)	406	942	(536)
Refined products sold ($/barrel)	$73.806	$86.560	$(12.754)
Cost per refined products sold ($/barrel)	$73.266	$86.461	$(13.195)
Refined products product margin ($/barrel)	$0.540	$0.099	$0.441
Renewable products sold ($/barrel)	$132.900	$76.218	$56.682
Cost per renewable products sold ($/barrel)	$137.035	$78.932	$58.103
Renewable products product loss ($/barrel)	$(4.135)	$(2.714)	$(1.421)

(1)	Information is presented as of September 30, 2019 and September 30, 2018, respectively.

Refined Products Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due to a decrease in refined product prices, partially offset by increased volumes. The decrease in prices was due primarily to supply and demand for refined fuels at our wholesale locations. During the three months ended September 30, 2019, Gulf Coast prices decreased compared to such prices during the three months ended September 30, 2018, which negatively affected our margins-excluding impact of derivatives. The increased volumes were due primarily to the continued demand for motor fuels.

Refined Products-Derivative (Gain) Loss. Our margin during the three months ended September 30, 2019 included a gain of $14.4 million from our risk management activities due primarily to unrealized gains on our open forward physical positions and due to NYMEX futures prices decreasing on our short future positions. Our margin during the three months ended September 30, 2018 included a loss of $11.9 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Renewables Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due primarily to an increase in renewables prices, partially offset by decreased volumes. The increase in prices was due primarily to more sales of ethanol renewable identification numbers during the three months ended September 30, 2019, compared to more sales of biodiesel and ethanol during the three months ended September 30, 2018.

Renewables-Derivative Loss. Our margin during the three months ended September 30, 2019 included a loss of $0.8 million from our risk management activities due primarily to unrealized losses on our open forward physical positions. Our margin during the three months ended September 30, 2018 included a loss of $0.3 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Service Fees and Other Revenues. The increase was due primarily to increased ancillary charges billed to our sublessee for returned railcars.

Operating and General and Administrative Expenses. Operating and general and administrative expense for the current quarter was consistent with the prior year.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets being fully depreciated during the year ended March 31, 2019.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Other revenues
Revenues	$264	$371	$(107)
Cost of sales	435	497	(62)
Loss	(171)	(126)	(45)

Expenses:
Operating expenses	(1)	322	(323)
General and administrative expenses	37,543	33,258	4,285
Depreciation and amortization expense	763	759	4
Loss on disposal or impairment of assets, net	1	887	(886)
Total expenses	38,306	35,226	3,080
Operating loss	$(38,477)	$(35,352)	$(3,125)

General and Administrative Expenses. The increase during the three months ended September 30, 2019 was due primarily to higher equity-based compensation expense. During the three months ended September 30, 2019, equity-based compensation expense was $21.3 million, compared to $19.2 million during the three months ended September 30, 2018. The increase is primarily due to an increase in bonuses paid in common units of approximately $2.9 million, which is partially offset by a decrease in expense related to the cancellation of our performance awards during the year ended March 31, 2019. In addition, there was an increase in acquisition expense. During the three months ended September 30, 2019, acquisition expense was $5.4 million, compared to $2.9 million during the three months ended September 30, 2018. The increase is primarily due to expenses incurred in connection with our acquisitions of both Mesquite and Hillstone.

Equity in Earnings of Unconsolidated Entities

The decrease of $0.6 million during the three months ended September 30, 2019 was due primarily to lower earnings from our 50% interest in a water services company that we acquired in August 2018 and a loss from our 50% interest in an aircraft rental company during the three months ended September 30, 2019.

Interest Expense

Interest expense includes interest charged on the Revolving Credit Facility (as defined herein), senior unsecured notes and the Term Credit Agreement (as defined herein), as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $3.7 million during the three months ended September 30, 2019 was primarily due to the issuance of our 2026 Notes (as defined herein), our entering in the Term Credit Agreement and higher average outstanding balances on our Revolving Credit Facility. These increases were offset by the redemption of our senior unsecured notes that were scheduled to mature in 2019 and 2021.

Other Income, Net

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Interest income (1)	$192	$1,212
Other	(8)	89
Other income, net	$184	$1,301

(1)
Relates primarily to a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility that is utilized by a third party and a loan receivable with Victory Propane (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Expense

Income tax expense was $0.6 million during the three months ended September 30, 2019, compared to income tax expense of $0.7 million during the three months ended September 30, 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease in the noncontrolling interest loss of $0.4 million during the three months ended September 30, 2019 was due primarily to a loss from operations of Mesquite, which we acquired in July 2019.

Segment Operating Results for the Six Months Ended September 30, 2019 and 2018

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,278,743	$1,582,082	$(303,339)
Crude oil transportation and other	90,394	73,411	16,983
Total revenues (1)	1,369,137	1,655,493	(286,356)
Expenses:
Cost of sales-excluding impact of derivatives	1,240,827	1,540,887	(300,060)
Cost of sales-derivative (gain) loss	(10,063)	11,680	(21,743)
Operating expenses	28,615	25,039	3,576
General and administrative expenses	3,404	3,243	161
Depreciation and amortization expense	35,278	38,099	(2,821)
(Gain) loss on disposal or impairment of assets, net	(1,246)	105,261	(106,507)
Total expenses	1,296,815	1,724,209	(427,394)
Segment operating income (loss)	$72,322	$(68,716)	$141,038

Crude oil sold (barrels)	21,712	23,116	(1,404)
Crude oil transported on owned pipelines (barrels)	22,711	19,565	3,146
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	7,287	(2,055)
Crude oil storage capacity leased to third parties (barrels) (2)	2,563	—	2,563
Crude oil inventory (barrels) (2)	1,425	681	744
Crude oil sold ($/barrel)	$58.896	$68.441	$(9.545)
Cost per crude oil sold ($/barrel)	$56.686	$67.164	$(10.478)
Crude oil product margin ($/barrel)	$2.210	$1.277	$0.933

(1)
Revenues include $11.8 million and $11.6 million of intersegment sales during the six months ended September 30, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2019 and September 30, 2018, respectively.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices and sales volumes during the six months ended September 30, 2019, compared to the six months ended September 30, 2018.

Crude Oil Transportation and Other Revenues. The increase was partially due to our Grand Mesa Pipeline, which increased revenues by $5.8 million during the six months ended September 30, 2019, compared to the six months ended September 30, 2018, primarily due to increased production growth in the DJ Basin. During the six months ended September 30, 2019, 22.7 million barrels of crude were transported on the Grand Mesa Pipeline averaged approximately 130,000 barrels per day (volume amounts are from both internal and external parties). In addition, during the six months ended September 30, 2019, a new crude marketing contract increased revenues by $7.2 million. Also, crude transportation increased $2.5 million due to increased barge activity.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the six months ended September 30, 2019, compared to the six months ended September 30, 2018.

Cost of Sales-Derivatives. Our cost of sales during the six months ended September 30, 2019 included $4.1 million of net realized gains on derivatives and $6.0 million of net unrealized gains on derivatives. Our cost of sales during the six months ended September 30, 2018 included $10.4 million of net realized losses on derivatives and $1.3 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility costs related to the higher volumes on Grand Mesa.

Depreciation and Amortization Expense. The decrease was due to the retirement of certain assets and other assets being fully depreciated or amortized during the six months ended September 30, 2018.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2019, we recorded a net gain of $1.2 million related to the disposal of certain assets. During the six months ended September 30, 2018 we recorded a net loss of $105.3 million, which included the loss of $105.0 million on our transaction with a third party in which they agreed to be fully responsible for our future minimum volume commitment in exchange for $67.7 million of deficiency credits on a contract with a crude oil pipeline operator and $35.3 million in cash. The loss also includes additional costs related to this transaction of $2.0 million. In addition, we recorded a loss of $1.3 million primarily related to the sale of two terminals.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2019	2018	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Wastewater disposal service fees	$120,262	$99,474	$20,788
Sale of recovered hydrocarbons	29,096	38,489	(9,393)
Other service revenues	23,674	17,946	5,728
Total revenues	173,032	155,909	17,123
Expenses:
Cost of sales-excluding impact of derivatives	1,287	1,369	(82)
Cost of sales-derivative (gain) loss	(10,590)	20,792	(31,382)
Operating expenses	76,316	65,753	10,563
General and administrative expenses	1,909	1,600	309
Depreciation and amortization expense	65,992	51,651	14,341
Loss on disposal or impairment of assets, net	3,155	3,205	(50)
Revaluation of liabilities	—	800	(800)
Total expenses	138,069	145,170	(7,101)
Segment operating income	$34,963	$10,739	$24,224

Wastewater processed (barrels per day)
Northern Delaware Basin	277,802	3,946	273,856
Permian Basin	322,291	451,939	(129,648)
Eagle Ford Basin	273,533	275,099	(1,566)
DJ Basin	169,552	151,216	18,336
Other Basins	11,561	81,801	(70,240)
Total	1,054,739	964,001	90,738
Solids processed (barrels per day)	5,601	6,450	(849)
Skim oil sold (barrels per day)	2,970	3,470	(500)
Service fees for wastewater processed ($/barrel)	$0.62	$0.56	$0.06
Recovered hydrocarbons for wastewater processed ($/barrel)	$0.15	$0.22	$(0.07)
Operating expenses for wastewater processed ($/barrel)	$0.40	$0.37	$0.03

Wastewater Disposal Service Fee Revenues. The increase was due primarily to an increase in the price we are receiving to dispose of a barrel of water and an increase in the volume of wastewater processed at acquired and newly developed facilities, partially offset by wastewater volume reductions as a result of the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

Recovered Hydrocarbon Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per wastewater barrel processed and lower crude oil prices. This lower percentage was due primarily to an increase in wastewater transported through pipelines (which contains less oil per barrel of wastewater), as well as operational changes made by producers in the DJ Basin.

Other Service Revenues. The increase was due primarily to an increase in land surface use revenues and freshwater revenues in our New Mexico operations which began during the three months ended September 30, 2018 as well as freshwater revenues due to acquisitions. These increases were partially offset by lower solids disposal revenues and volumes due to a facility not currently in operation as well as reduced operations at another facility.

Cost of Sales-Excluding Impact of Derivatives. Cost of sales-excluding impact of derivatives for the current period was consistent with the prior year.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the wastewater and selling the skim oil. Our cost of sales during the six months ended September 30, 2019 included $6.0 million of net unrealized gains on derivatives and $4.6 million of net realized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April through December 2020 and recorded a gain of $1.9 million on those derivatives. Our cost of sales during the six months ended September 30, 2018 included $9.9 million of net realized losses on derivatives and $10.9 million of net unrealized losses on derivatives.

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

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2019, we recorded a net loss of $3.6 million on the disposals of certain assets. In addition, during the six months ended September 30, 2019, we recorded a gain of $1.0 million for cash received related to a previous loan receivable. During the six months ended September 30, 2018, we recorded a net loss of $3.2 million on the disposals of certain assets.

Revaluation of Liabilities. The revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations. The expense during the six months ended September 30, 2018 was due primarily to higher actual and expected production from new customers, resulting in an increase to the expected future royalty payment.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Six Months Ended September 30,
	2019	2018	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$256,608	$424,710	$(168,102)
Cost of sales-excluding impact of derivatives	243,555	402,900	(159,345)
Cost of sales-derivative loss (gain)	7,486	(1,222)	8,708
Product margin	5,567	23,032	(17,465)

Butane sales:
Revenues (1)	170,295	261,174	(90,879)
Cost of sales-excluding impact of derivatives	150,374	254,405	(104,031)
Cost of sales-derivative (gain) loss	(7,489)	6,658	(14,147)
Product margin	27,410	111	27,299

Other product sales:
Revenues (1)	233,813	324,417	(90,604)
Cost of sales-excluding impact of derivatives	217,865	309,649	(91,784)
Cost of sales-derivative loss (gain)	203	(1,735)	1,938
Product margin	15,745	16,503	(758)

Service revenues:
Revenues (1)	21,749	10,513	11,236
Cost of sales	7,913	1,279	6,634
Product margin	13,836	9,234	4,602

Expenses:
Operating expenses	28,862	18,715	10,147
General and administrative expenses	2,982	2,863	119
Depreciation and amortization expense	13,840	12,927	913
(Gain) loss on disposal or impairment of assets, net	(7)	994	(1,001)
Total expenses	45,677	35,499	10,178
Segment operating income	$16,881	$13,381	$3,500

Liquids storage capacity - owned and leased (gallons) (2)	397,343	399,967	(2,624)

Propane sold (gallons)	507,450	500,440	7,010
Propane sold ($/gallon)	$0.506	$0.849	$(0.343)
Cost per propane sold ($/gallon)	$0.495	$0.803	$(0.308)
Propane product margin ($/gallon)	$0.011	$0.046	$(0.035)
Propane inventory (gallons) (2)	104,048	117,206	(13,158)
Propane storage capacity leased to third parties (gallons) (2)	45,436	30,440	14,996

Butane sold (gallons)	312,648	244,449	68,199
Butane sold ($/gallon)	$0.545	$1.068	$(0.523)
Cost per butane sold ($/gallon)	$0.457	$1.068	$(0.611)
Butane product margin ($/gallon)	$0.088	$—	$0.088
Butane inventory (gallons) (2)	80,839	67,448	13,391
Butane storage capacity leased to third parties (gallons) (2)	33,894	59,220	(25,326)

Other products sold (gallons)	243,872	241,920	1,952
Other products sold ($/gallon)	$0.959	$1.341	$(0.382)
Cost per other products sold ($/gallon)	$0.894	$1.273	$(0.379)
Other products product margin ($/gallon)	$0.065	$0.068	$(0.003)
Other products inventory (gallons) (2)	9,705	7,658	2,047

(1)
Revenues include $6.3 million and $10.5 million of intersegment sales during the six months ended September 30, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of September 30, 2019 and September 30, 2018, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to lower commodity prices.

Cost of Sales-Derivatives. Our cost of wholesale propane cost of sales included $8.0 million of net unrealized losses on derivatives and $0.5 million of net realized gains on derivatives during the six months ended September 30, 2019. During the six months ended September 30, 2018, our cost of wholesale propane sales included $2.0 million of net unrealized gains on derivatives and $0.8 million of net realized losses on derivatives.

Propane product margins per gallon of propane sold were lower during the six months ended September 30, 2019 than during the six months ended September 30, 2018. Propane product margins decreased due to inventory values being slow to align with reduced commodity prices.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due primarily to lower commodity prices in the first six months of the year. Volumes increased due to strong demand from domestic and international markets.

Cost of Sales-Derivatives. Our cost of butane sales during the six months ended September 30, 2019 included $5.1 million of net unrealized gains on derivatives and $2.4 million of net realized gains on derivatives. Our cost of butane sales included $7.5 million of net unrealized losses on derivatives and $0.8 million of net realized gains on derivatives during the six months ended September 30, 2018.

Butane product margins per gallon of butane sold were higher during the six months ended September 30, 2019 than during the six months ended September 30, 2018 due primarily to stronger domestic markets and international demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices.

Cost of Sales-Derivatives. Our cost of sales of other products included less than $0.1 million of net unrealized gains on derivatives and $0.2 million of net realized losses on derivatives during the six months ended September 30, 2019. Our cost of sales of other products during the six months ended September 30, 2018 included $0.6 million of net unrealized gains on derivatives and $1.1 million of net realized gains on derivatives.

Other product sales product margins during the six months ended September 30, 2019 were consistent with the prior year.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The increase during the six months ended September 30, 2019 was primarily related to the addition of the new terminals in the northeast from the March 2019 acquisition.

Operating and General and Administrative Expenses. Expenses were higher due to the addition of the new terminals in the northeast from the March 2019 acquisition.

Depreciation and Amortization Expense. Expense for the current quarter increased due to the addition of the new terminals in the northeast from the March 2019 acquisition.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2019, we recorded a net gain of less than $0.1 million and during the six months ended September 30, 2018 we recorded a loss of $1.0 million related to the retirement of assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated. On September 30, 2019, we sold TPSL and the operating results related to TPSL have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted.

	Six Months Ended September 30,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$6,999,835	$6,431,540	$568,295
Cost of sales-excluding impact of derivatives	7,017,481	6,471,572	545,909
Derivative (gain) loss	(38,874)	19,455	(58,329)
Product margin (loss)	21,228	(59,487)	80,715

Renewables sales:
Revenues-excluding impact of derivatives	166,392	131,470	34,922
Cost of sales-excluding impact of derivatives	163,486	133,749	29,737
Derivative loss	5,096	1,069	4,027
Product loss	(2,190)	(3,348)	1,158

Service fees and other revenues	1,496	1,158	338

Expenses:
Operating expenses	3,432	2,789	643
General and administrative expenses	4,569	4,490	79
Depreciation and amortization expense	251	336	(85)
Gain on disposal or impairment of assets, net	—	(3,026)	3,026
Total expenses	8,252	4,589	3,663
Segment operating income (loss)	$12,282	$(66,266)	$78,548

Gasoline sold (barrels)	72,992	60,334	12,658
Diesel sold (barrels)	18,357	14,580	3,777
Ethanol sold (barrels)	1,133	1,165	(32)
Biodiesel sold (barrels)	358	578	(220)
Refined products and renewables storage capacity - leased (barrels) (1)	4,474	3,773	701
Gasoline inventory (barrels) (1)	1,548	1,711	(163)
Diesel inventory (barrels) (1)	288	527	(239)
Ethanol inventory (barrels) (1)	1,087	1,072	15
Biodiesel inventory (barrels) (1)	406	942	(536)
Refined products sold ($/barrel)	$76.627	$85.852	$(9.225)
Cost per refined products sold ($/barrel)	$76.395	$86.646	$(10.251)
Refined products product margin (loss) ($/barrel)	$0.232	$(0.794)	$1.026
Renewable products sold ($/barrel)	$111.598	$75.427	$36.171
Cost per renewable products sold ($/barrel)	$113.066	$77.348	$35.718
Renewable products product loss ($/barrel)	$(1.468)	$(1.921)	$0.453

(1)	Information is presented as of September 30, 2019 and September 30, 2018, respectively.

Refined Products Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due to increased volumes, partially offset by a decrease in refined products prices. The increased volumes were due primarily to the continued

demand for motor fuels. The decrease in prices was due primarily to supply and demand for refined fuels at our wholesale locations. During the six months ended September 30, 2019, Gulf Coast prices decreased compared to such prices during the six months ended September 30, 2018, which negatively affected our margins-excluding impact of derivatives.

Refined Products-Derivative (Gain) Loss. Our margin during the six months ended September 30, 2019 included a gain of $38.9 million from our risk management activities due primarily to unrealized gains on our open forward physical positions and due to NYMEX futures prices decreasing on our short future positions. Our margin during the six months ended September 30, 2018 included a loss of $19.5 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Renewables Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due primarily to an increase in renewables prices, partially offset by decreased volumes. The increase in prices was due primarily to more sales of ethanol renewable identification numbers during the six months ended September 30, 2019, compared to the six months ended September 30, 2018.

Renewables-Derivative Loss. Our margin during the six months ended September 30, 2019 included a loss of $5.1 million from our risk management activities due primarily to unrealized losses on our open forward physical positions. Our margin during the six months ended September 30, 2018 included a loss of $1.1 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Service Fees and Other Revenues. The increase was due primarily to increased ancillary charges billed to our sublessee for returned railcars.

Operating and General and Administrative Expenses. The increase was due primarily to lower environmental expense during the six months ended September 30, 2018 as a result of an insurance recovery we received related to a historical environmental indemnification agreement.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets being fully depreciated during the year ended March 31, 2019.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2018, we recorded a gain of $3.0 million on the sale of our previously held 20% interest in E Energy Adams, LLC.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2019	2018	Change
	(in thousands)
Other revenues
Revenues	$519	$747	$(228)
Cost of sales	900	987	(87)
Loss	(381)	(240)	(141)

Expenses:
Operating expenses	304	703	(399)
General and administrative expenses	51,386	49,473	1,913
Depreciation and amortization expense	1,506	1,477	29
Loss on disposal or impairment of assets, net	242	889	(647)
Total expenses	53,438	52,542	896
Operating loss	$(53,819)	$(52,782)	$(1,037)

General and Administrative Expenses. The increase during the six months ended September 30, 2019 was due primarily to higher acquisition expense. During the six months ended September 30, 2019, acquisition expense was $7.5 million, compared to $4.0 million during the six months ended September 30, 2018. The increase is primarily due to expenses incurred in connection with our acquisitions of both Mesquite and Hillstone. In addition, there was an increase in compensation expense. During the six months ended September 30, 2019, compensation expense was $18.5 million, compared to $16.4 million during the six months ended September 30, 2018. The increase was primarily due to an increase in group health insurance costs of approximately $0.8 million. These increases are partially offset by a decrease in legal expense of approximately $2.8 million.

Equity in Earnings of Unconsolidated Entities

The decrease of $0.9 million during the six months ended September 30, 2019 was due primarily to lower earnings from our 50% interest in a water services company that we acquired in August 2018, the sale of our investment in E Energy Adams, LLC on May 3, 2018, and a loss from our 50% interest in an aircraft rental company during the six months ended September 30, 2019.

Interest Expense

The decrease of $2.7 million during the six months ended September 30, 2019 was due to the repurchase of all of the unsecured notes that were scheduled to mature in 2019 and 2021 during our fiscal year ended March 31, 2019. This decrease was partially offset by the issuance of the 2026 Notes (as defined herein) and the Term Credit Agreement (as defined herein) which was entered into as part of the Mesquite acquisition.

Loss on Early Extinguishment of Liabilities, Net

During the six months ended September 30, 2018, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the periods indicated:

	Six Months Ended September 30,
	2019	2018
	(in thousands)
Interest income (1)	$1,204	$2,468
Gavilon legal matter settlement (2)	—	(35,000)
Other	(11)	(70)
Other income (expense), net	$1,193	$(32,602)

(1)
Relates primarily to a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility that is utilized by a third party and a loan receivable with Victory Propane (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

(2)
Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Expense

Income tax expense was $0.3 million during the six months ended September 30, 2019, compared to income tax expense of $1.3 million during the six months ended September 30, 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

The decrease in the noncontrolling interest loss of $0.9 million during the six months ended September 30, 2019 was due primarily to a loss from operations of Atlantic Propane, LLC in the prior year quarter, which we sold in July 2018, a loss from operations of Mesquite, which we acquired in July 2019, and a loss from operations of the Sawtooth joint venture.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or market adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to our Refined Products and Renewables segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered as alternatives to net (loss) income, income (loss) from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net (loss) income	$(201,366)	$354,939	$(193,327)	$185,650
Less: Net loss attributable to noncontrolling interests	129	518	397	863
Less: Net loss attributable to redeemable noncontrolling interests	—	48	—	446
Net (loss) income attributable to NGL Energy Partners LP	(201,237)	355,505	(192,930)	186,959
Interest expense	45,113	41,367	85,023	87,779
Income tax expense	650	815	339	1,466
Depreciation and amortization	63,266	53,507	118,110	115,082
EBITDA	(92,208)	451,194	10,542	391,286
Net unrealized (gains) losses on derivatives	(5,462)	(1,893)	(8,936)	17,060
Inventory valuation adjustment (1)	(5,439)	25,770	(25,185)	1,168
Lower of cost or market adjustments	(901)	—	(1,819)	(413)
Loss (gain) on disposal or impairment of assets, net	177,561	(403,185)	176,594	(301,418)
Loss on early extinguishment of liabilities, net	—	—	—	137
Equity-based compensation expense (2)	21,295	19,219	24,996	24,730
Acquisition expense (3)	5,085	2,863	7,176	4,115
Revaluation of liabilities (4)	—	—	—	800
Gavilon legal matter settlement (5)	—	—	—	35,000
Other (6)	3,332	1,402	6,655	3,219
Adjusted EBITDA	$103,263	$95,370	$190,023	$175,684
Adjusted EBITDA - Discontinued Operations	$(15,714)	$3,708	$(22,782)	$12,505
Adjusted EBITDA - Continuing Operations	$118,977	$91,662	$212,805	$163,179

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

(6)
Amounts for the three months and six months ended September 30, 2019 and 2018 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$63,266	$53,507	$118,110	$115,082
Intangible asset amortization recorded to cost of sales	(88)	(101)	(176)	(283)
Depreciation and amortization of unconsolidated entities	(76)	(45)	(82)	(234)
Depreciation and amortization attributable to noncontrolling interests	733	722	1,474	1,456
Depreciation and amortization attributable to discontinued operations	(722)	(1,485)	(2,459)	(11,531)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$63,113	$52,598	$116,867	$104,490

	Six Months Ended September 30,
	2019	2018
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$118,110	$115,082
Amortization of debt issuance costs recorded to interest expense	4,392	4,888
Amortization of royalty expense recorded to operating expense	262	—
Depreciation and amortization of unconsolidated entities	(82)	(234)
Depreciation and amortization attributable to noncontrolling interests	1,474	1,456
Depreciation and amortization attributable to discontinued operations	(2,459)	(11,531)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$121,697	$109,661

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest expense per EBITDA table	$45,113	$41,367	$85,023	$87,779
Interest expense attributable to unconsolidated entities	(16)	—	(18)	(14)
Interest expense attributable to discontinued operations	(81)	(9)	(95)	(140)
Interest expense per unaudited condensed consolidated statements of operations	$45,016	$41,358	$84,910	$87,625

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Income tax expense	$10	$125	$20	$125
Net unrealized (gains) losses on derivatives	$—	$(16)	$—	$78
Inventory valuation adjustment	$(1,339)	$15,589	$(9,535)	$(387)
Lower of cost or market adjustments	$20	$(53)	$(730)	$2
Loss (gain) on disposal or impairment of assets, net	$174,449	$(409,173)	$174,449	$(408,740)

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended September 30, 2019
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL)	Consolidated
	(in thousands)
Operating income (loss)	$38,520	$21,274	$8,397	$16,681	$(38,477)	$46,395	$—	$46,395
Depreciation and amortization	17,693	37,921	6,611	125	763	63,113	—	63,113
Amortization recorded to cost of sales	—	—	23	65	—	88	—	88
Net unrealized (gains) losses on derivatives	(4,126)	(5,870)	4,534	—	—	(5,462)	—	(5,462)
Inventory valuation adjustment	—	—	—	(4,100)	—	(4,100)	—	(4,100)
Lower of cost or market adjustments	—	—	—	(921)	—	(921)	—	(921)
(Gain) loss on disposal or impairment of assets, net	(630)	3,744	(4)	—	1	3,111	—	3,111
Equity-based compensation expense	—	—	—	—	21,295	21,295	—	21,295
Acquisition expense	—	—	—	—	5,085	5,085	—	5,085
Other income (expense), net	43	(2)	32	(51)	162	184	—	184
Adjusted EBITDA attributable to unconsolidated entities	—	—	(26)	—	(147)	(173)	—	(173)
Adjusted EBITDA attributable to noncontrolling interest	—	(319)	(283)	—	—	(602)	—	(602)
Intersegment transactions (1)	—	—	—	(12,368)	—	(12,368)	—	(12,368)
Other	3,132	131	17	52	—	3,332	—	3,332
Discontinued operations	—	—	—	—	—	—	(15,714)	(15,714)
Adjusted EBITDA	$54,632	$56,879	$19,301	$(517)	$(11,318)	$118,977	$(15,714)	$103,263

	Three Months Ended September 30, 2018
							Discontinued Operations
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Continuing Operations	TPSL	Retail Propane	Consolidated
	(in thousands)
Operating income (loss)	$31,022	$9,770	$10,758	$(1,851)	$(35,352)	$14,347	$—	$—	$14,347
Depreciation and amortization	18,870	26,342	6,459	168	759	52,598	—	—	52,598
Amortization recorded to cost of sales	—	—	36	65	—	101	—	—	101
Net unrealized (gains) losses on derivatives	(6,142)	1,788	2,476	—	—	(1,878)	—	—	(1,878)
Inventory valuation adjustment	—	—	—	10,181	—	10,181	—	—	10,181
Lower of cost or market adjustments	—	—	—	53	—	53	—	—	53
Loss on disposal or impairment of assets, net	3,367	730	1,004	—	887	5,988	—	—	5,988
Equity-based compensation expense	—	—	—	—	19,219	19,219	—	—	19,219
Acquisition expense	—	—	1	—	2,864	2,865	—	—	2,865
Other income (expense), net	9	(370)	9	93	1,560	1,301	—	—	1,301
Adjusted EBITDA attributable to unconsolidated entities	—	423	—	—	—	423	—	—	423
Adjusted EBITDA attributable to noncontrolling interest	—	26	(229)	—	—	(203)	—	—	(203)
Intersegment transactions (1)	—	—	—	(14,734)	—	(14,734)	—	—	(14,734)
Other	1,351	104	16	(70)	—	1,401	—	—	1,401
Discontinued operations	—	—	—	—	—	—	4,219	(511)	3,708
Adjusted EBITDA	$48,477	$38,813	$20,530	$(6,095)	$(10,063)	$91,662	$4,219	$(511)	$95,370

	Six Months Ended September 30, 2019
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL)	Consolidated
	(in thousands)
Operating income (loss)	$72,322	$34,963	$16,881	$12,282	$(53,819)	$82,629	$—	$82,629
Depreciation and amortization	35,278	65,992	13,840	251	1,506	116,867	—	116,867
Amortization recorded to cost of sales	—	—	46	130	—	176	—	176
Net unrealized (gains) losses on derivatives	(5,984)	(6,037)	3,085	—	—	(8,936)	—	(8,936)
Inventory valuation adjustment	—	—	—	(15,650)	—	(15,650)	—	(15,650)
Lower of cost or market adjustments	—	—	(1,508)	419	—	(1,089)	—	(1,089)
(Gain) loss on disposal or impairment of assets, net	(1,246)	3,155	(7)	—	242	2,144	—	2,144
Equity-based compensation expense	—	—	—	—	24,996	24,996	—	24,996
Acquisition expense	—	20	—	—	7,156	7,176	—	7,176
Other income (expense), net	39	(2)	44	(44)	1,156	1,193	—	1,193
Adjusted EBITDA attributable to unconsolidated entities	—	—	(22)	—	(136)	(158)	—	(158)
Adjusted EBITDA attributable to noncontrolling interest	—	(394)	(680)	—	—	(1,074)	—	(1,074)
Intersegment transactions (1)	—	—	—	(2,124)	—	(2,124)	—	(2,124)
Other	6,297	271	35	52	—	6,655	—	6,655
Discontinued operations	—	—	—	—	—	—	(22,782)	(22,782)
Adjusted EBITDA	$106,706	$97,968	$31,714	$(4,684)	$(18,899)	$212,805	$(22,782)	$190,023

	Six Months Ended September 30, 2018
							Discontinued Operations
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Continuing Operations	TPSL	Retail Propane	Consolidated
	(in thousands)
Operating (loss) income	$(68,716)	$10,739	$13,381	$(66,266)	$(52,782)	$(163,644)	$—	$—	$(163,644)
Depreciation and amortization	38,099	51,651	12,927	336	1,477	104,490	—	—	104,490
Amortization recorded to cost of sales	80	—	73	130	—	283	—	—	283
Net unrealized losses on derivatives	1,270	10,898	4,813	—	—	16,981	—	—	16,981
Inventory valuation adjustment	—	—	—	1,555	—	1,555	—	—	1,555
Lower of cost or market adjustments	—	—	(504)	89	—	(415)	—	—	(415)
Loss (gain) on disposal or impairment of assets, net	105,261	3,205	994	(3,026)	889	107,323	—	—	107,323
Equity-based compensation expense	—	—	—	—	24,730	24,730	—	—	24,730
Acquisition expense	—	—	161	—	4,000	4,161	—	—	4,161
Other income (expense), net	23	(370)	44	(58)	(32,241)	(32,602)	—	—	(32,602)
Adjusted EBITDA attributable to unconsolidated entities	—	369	—	476	—	845	—	—	845
Adjusted EBITDA attributable to noncontrolling interest	—	(86)	(551)	—	—	(637)	—	—	(637)
Revaluation of liabilities	—	800	—	—	—	800	—	—	800
Gavilon legal matter settlement	—	—	—	—	35,000	35,000	—	—	35,000
Intersegment transactions (1)	—	—	—	61,091	—	61,091	—	—	61,091
Other	2,901	204	33	80	—	3,218	—	—	3,218
Discontinued operations	—	—	—	—	—	—	7,480	5,025	12,505
Adjusted EBITDA	$78,918	$77,410	$31,371	$(5,593)	$(18,927)	$163,179	$7,480	$5,025	$175,684

(1)	Amount reflects the intersegment transactions between the continuing businesses within the Refined Products and Renewables segment and TPSL that are eliminated in consolidation.

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

Other sources of liquidity during the three months ended September 30, 2019 are discussed below.

Term Credit Agreement

On July 2, 2019, we entered into the Term Credit Agreement with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. Proceeds from the term loan facility were used to fund a portion of the purchase price for the Mesquite acquisition discussed above (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Issuance of Class D Preferred Units

On July 2, 2019, we completed a private placement of 400,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of $385.4 million. Proceeds from this issuance were used to fund a portion of the purchase price for the Mesquite acquisition discussed above (see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

On October 31, 2019, the closing date of the Hillstone (as defined herein) acquisition, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for an aggregate purchase price of $200.0 million. Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the acquisition of Hillstone (see Note 17) to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Disposition of TPSL

On September 30, 2019, we completed the sale of TPSL and associated assets to Trajectory for $275.5 million of total consideration and recorded a loss on disposal of $174.4 million during the six months ended September 30, 2019 (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to September 30, 2019.

Long-Term Debt

Credit Agreement

As of September 30, 2019, we were a party to a $1.765 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement includes a revolving credit facility to fund working capital needs, which had a capacity of $1.250 billion for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $515.0 million (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). We had letters of credit of $189.6 million on the Working Capital Facility at September 30, 2019. The commitments under the Credit Agreement expire on October 5, 2021.

On October 30, 2019, we amended the Credit Agreement, to, among other things, adjust the allocation of the commitments of the lenders to make revolving loans thereunder and, effective with the fiscal quarter ending December 31, 2019, eliminate the leverage ratio financial covenant (as defined in the Credit Agreement) and adjust the senior secured leverage ratio (as defined in the Credit Agreement), interest coverage ratio (as defined in the Credit Agreement) and total leverage indebtedness ratio (as defined in the Credit Agreement). As amended, the Credit Agreement provides for up to $1.790 billion in aggregate commitments, consisting of (i) a $600 million Working Capital Facility capacity for working capital requirements and other general corporate purposes and (ii) a $1.190 billion Expansion Capital Facility capacity, for acquisitions, internal growth projects, other capital expenditures and general corporate purposes.

We were in compliance with the covenants under the Credit Agreement at September 30, 2019.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

On April 9, 2019, we issued $450.0 million of the 7.50% Senior Unsecured Notes Due 2026 (the “2026 Notes”) in a private placement. Interest is payable on April 15 and October 15 of each year, beginning on October 15, 2019. We received net proceeds of $442.1 million, after the initial purchasers’ discount of $6.8 million and offering costs of $1.1 million. The 2026 Notes mature on April 15, 2026.

At September 30, 2019, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Term Credit Agreement

On July 2, 2019, we entered into the Term Credit Agreement with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. The commitments under the Term Credit Agreement expire on July 2, 2024.

On October 30, 2019, we amended the Term Credit Agreement, to, among other things, conform financial covenants in the Term Credit Agreement to the financial covenants set forth in the amended Credit Agreement, as described above.

For a further discussion of the Revolving Credit Facility, Senior Unsecured Notes and the Term Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Revolving Credit Facility Borrowings

The following table summarizes the Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Six Months Ended September 30, 2019
Expansion capital borrowings	$256,115	$—	$480,000
Working capital borrowings	$846,541	$643,000	$981,000

Six Months Ended September 30, 2018
Expansion capital borrowings	$73,008	$—	$296,500
Working capital borrowings	$795,568	$439,000	$1,095,500

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and line fill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated. Amounts in the table below include capital expenditures and acquisitions related to TPSL and our former Retail Propane segment.

	Capital Expenditures			Other
	Expansion (1)	Maintenance (2)	Acquisitions (3)	Investments (4)
	(in thousands)
Three Months Ended September 30,
2019	$102,690	$16,461	$592,500	$126
2018	$113,767	$15,299	$94,209	$86

Six Months Ended September 30,
2019	$261,955	$33,390	$647,048	$1,015
2018	$190,765	$27,689	$229,871	$92

(1)
There was no amount for the three months ended September 30, 2018 and the amount for the six months ended September 30, 2018 includes $0.4 million related to our former Retail Propane segment. There were no amounts for the three months and six months ended September 30, 2019 and 2018 related to TPSL.

(2)
Amounts for the three months and six months ended September 30, 2018 include $0.4 million and $3.8 million, respectively, related to our former Retail Propane segment. There were no amounts for the three months and six months ended September 30, 2019 and 2018 related to TPSL.

(3)
Amounts for the three months and six months ended September 30, 2018 include $12.8 million and $31.9 million, respectively, related to our former Retail Propane segment. There were no amounts for the three months and six months ended September 30, 2019 and 2018 related to TPSL.

(4)
Amounts for the three months and six months ended September 30, 2019 and 2018 primarily related to contributions made to unconsolidated entities. There were no amounts for the three months and six months ended September 30, 2019 and 2018 related to TPSL. There were no amounts for the three months and six months ended September 30, 2018 related to our former Retail Propane segment.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Six Months Ended September 30,
Cash Flows Provided by (Used in):	2019	2018
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$95,392	$14,917
Changes in operating assets and liabilities	(116,085)	(255,831)
Operating activities-continuing operations	$(20,693)	$(240,914)
Investing activities-continuing operations	$(902,277)	$(420,860)
Financing activities-continuing operations	$640,284	$(286,673)

Operating Activities-Continuing Operations. The seasonality of our Liquids business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. The seasonal motor fuel blend during the third quarter of our fiscal year impacts the value of our gasoline inventory in our Refined Products and Renewables business and also represents a period when we build inventory into our system. We borrow under the Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash used in operating activities during the six months ended September 30, 2019 was due primarily to fluctuations in the value of accounts receivable and accounts payable during the six months ended September 30, 2019.

Investing Activities-Continuing Operations. Net cash used in investing activities was $902.3 million during the six months ended September 30, 2019, compared to net cash used in investing activities of $420.9 million during the six months ended September 30, 2018. The increase in net cash used in investing activities was due primarily to:

•	a $450.0 million increase in cash paid for acquisitions and investments in unconsolidated entities during the six months ended September 30, 2019;

•
an increase in capital expenditures from $193.5 million during the six months ended September 30, 2018 to $259.1 million during the six months ended September 30, 2019 due primarily to expansion projects in our Water Solutions segment; and

•
a $49.9 million deposit paid during the six months ended September 30, 2019 related to the acquisition of the equity interests of Hillstone (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

These increases in net cash used in investing activities were partially offset by a $108.4 million decrease in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $640.3 million during the six months ended September 30, 2019, compared to net cash used in financing activities of $286.7 million during the six months ended September 30, 2018. The increase in net cash provided by financing activities was due primarily to:

•	$450.0 million in proceeds from the issuance of the 2026 Notes during the six months ended September 30, 2019;

•
$428.3 million in net proceeds from the issuance of the 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and Class D Preferred Units during the six months ended September 30, 2019;

•	$250.0 million in proceeds from the Term Loan Agreement during the six months ended September 30, 2019; and

•	an increase of $67.5 million in borrowings on the Revolving Credit Facility (net of repayments) during the six months ended September 30, 2019.

These increases in net cash provided by financing activities were partially offset by $265.1 million in payments for the redemption of the 10.75% Class A Convertible Preferred Units during the six months ended September 30, 2019.

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

On September 16, 2019, the board of directors of our general partner declared a distribution on the 9.00% Class B Fixed-to Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) and Class C Preferred Units for the three months ended September 30, 2019 of $7.1 million and $1.1 million, respectively. The distributions were paid to the holders of the Class B Preferred Units and Class C Preferred Units on October 15, 2019.

On October 23, 2019, the board of directors of our general partner declared a distribution on the common units and the Class D Preferred Units of $49.9 million and $4.5 million, respectively, for the holders of record on November 7, 2019. The distributions are to be paid on November 14, 2019.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2019 for our fiscal years ending thereafter:

		Six Months Ending March 31,	Fiscal Year Ending March 31,
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$450,000	$—	$—	$450,000	$—	$—	$—
Working capital borrowings	643,000	—	—	643,000	—	—	—
Senior unsecured notes	1,446,458	—	—	—	—	607,323	839,135
Term credit agreement	250,000	—	—	—	—	—	250,000
Other long-term debt	5,007	630	4,377	—	—	—	—
Interest payments on long-term debt:
Revolving Credit Facility (1)	112,522	26,791	53,582	32,149	—	—	—
Senior unsecured notes	572,874	52,129	103,134	103,134	103,134	103,134	108,209
Term credit agreement	45,052	4,738	9,475	9,475	9,475	9,475	2,414
Other long-term debt	210	194	16	—	—	—	—
Letters of credit	189,644	—	—	189,644	—	—	—
Future minimum commitment payments under noncancelable agreements (2)	234,498	29,861	47,319	44,935	40,919	39,888	31,576
Future minimum lease payments under noncancelable operating leases	244,578	39,970	66,193	45,490	25,392	14,081	53,452
Construction commitments (3)	7,992	7,992	—	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	75,128	75,128	—	—	—	—	—
Natural gas liquids	16,938	15,597	1,341	—	—	—	—
Index-price commodity purchase commitments (4):
Crude oil (5)	1,076,425	731,963	226,304	118,158	—	—	—
Natural gas liquids	342,971	341,410	1,561	—	—	—	—
Total contractual obligations	$5,713,297	$1,326,403	$513,302	$1,635,985	$178,920	$773,901	$1,284,786

(1)
The estimated interest payments on the Revolving Credit Facility are based on principal and letters of credit outstanding at September 30, 2019. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on the Credit Agreement.

(2)
We have executed agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We have extended these agreements and have an additional 5.5 years to recapture the minimum shipping deficiency fees. We also have executed noncancelable agreements for product storage, railcar spurs and real estate. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

(3)	At September 30, 2019, the construction commitments relate to two new barges currently being built.

(4)
Index prices are based on a forward price curve at September 30, 2019. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at September 30, 2019 would result in a change of $79.9 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at September 30, 2019 would result in a change of $22.7 million in the value of our index-price crude oil purchase commitments. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of the commitments.

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

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2019, we had $1.1 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 4.23%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.4 million, based on borrowings outstanding at September 30, 2019.

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2019, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at a weighted average interest rate of 3.79%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.3 million, based on borrowings outstanding at September 30, 2019.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2019, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

The following table summarizes the hypothetical impact on the September 30, 2019 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(16,378)
Propane (Liquids segment)	$3,359
Butane (Liquids segment and Refined Products and Renewables segment)	$(711)
Gasoline (Refined Products and Renewables segment)	$(13,035)
Diesel (Refined Products and Renewables segment)	$(3,764)
Ethanol (Refined Products and Renewables segment)	$(898)
Biodiesel (Refined Products and Renewables segment)	$(5)
Canadian dollars (Liquids segment)	$384

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2019. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of September 30, 2019, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2019, we completed a private placement of 400,000 of our 9.00% Class D Preferred Units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of $385.4 million.

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase plan, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. The common unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of our common units.

On October 31, 2019, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for an aggregate purchase price of $200.0 million.

The following table summarizes the repurchase of common units during the three months ended September 30, 2019:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Common Unit	Program	Under the Program
July 1-31, 2019	34,350	$15.00	—	$—
August 1-31, 2019	43,879	$13.28	—	$150,000,000
September 1-30, 2019	—	$—	—	$150,000,000
Total	78,229		—	$150,000,000

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
2.1
Asset Purchase and Sale Agreement, dated May 13, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

2.2
Membership Interest Purchase Agreement, dated as of August 7, 2019, between NGL Energy Operating, LLC and Trajectory Acquisition Company LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 4, 2019)

2.3
Equity Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, NGL Water Solutions Permian, LLC, Water Remainco, LLC, Hillstone Environmental Partners, LLC, GGCOF HEP Blocker II, LLC, GGCOF HEP Blocker, LLC, Golden Gate Capital Opportunity Fund-A, L.P., GGCOF AIV L.P. and GGCOF HEP Blocker II Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

3.1
Sixth Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of July 2, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

3.2
Amendment No. 4 to Third Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC, dated as of August 20, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on August 21, 2019)

3.3
Seventh Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of October 31, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.1
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.2
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.3*
Fourth Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.4*
Third Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.5*
First Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

10.1
Amendment No. 8 to Amended and Restated Credit Agreement, dated as of June 26, 2019, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 2, 2019)

10.2
Class D Preferred Unit and Warrant Purchase Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.3
Board Representation Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, NGL Energy Holdings LLC and certain affiliates of EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.4
Voting Agreement, dated July 2, 2019, by and among the members of NGL Energy Holdings LLC named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.5
Letter Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.6
Term Credit Agreement, dated July 2, 2019, by and among NGL Energy Operating LLC, as Borrower, NGL Energy Partner LP, the lenders thereto and TD Dominion (Texas LLC), as the administrative agent (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.7	Form of Par Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.8	Form of Premium Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.9
Class D Preferred Unit and Warrant Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on September 30, 2019)

Exhibit Number	Exhibit
10.10	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.11	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.12
Amendment No. 9 to Credit Agreement, dated October 30, 2019, by and among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank AG, New York Branch, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

10.13
Amendment No. 1 to Term Credit Agreement, dated October 30, 2019, by and among NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Toronto-Dominion Bank, New York Branch, Toronto Dominion (Texas) LLC and the other financial institutions party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed with this report.

**
The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and March 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and six months ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and six months ended September 30, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 8, 2019		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 8, 2019		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer