Form 10-Q
period 2019-12-31
NGL Energy Partners LP
filed 2020-02-06
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

At February 3, 2020, there were 128,348,906 common units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Quarterly Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our general partner believe such forward-looking statements are reasonable, neither we nor our general partner can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•	the prices of crude oil, natural gas liquids, diesel, ethanol, and biodiesel;

•	energy prices generally;

•	the general level of crude oil, natural gas, and natural gas liquids production;

•	the general level of demand, and the availability of supply, for crude oil, natural gas liquids, diesel, ethanol, and biodiesel;

•	the level of crude oil and natural gas drilling and production in areas where we have water treatment and disposal facilities;

•	the price of gasoline relative to the price of corn, which affects the price of ethanol;

•	the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of foreign oil and gas producing nations;

•	the effect of weather conditions on supply and demand for crude oil, natural gas liquids, diesel, ethanol, and biodiesel;

•	the effect of natural disasters, lightning strikes, or other significant weather events;

•	the availability of local, intrastate, and interstate transportation infrastructure with respect to our truck, railcar, and barge transportation services;

•	the availability, price, and marketing of competing fuels;

•	the effect of energy conservation efforts on product demand;

•	energy efficiencies and technological trends;

•
changes in applicable laws and regulations, including tax, environmental, transportation, and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the effect of such laws and regulations (now existing or in the future) on our business operations;

•	the effect of legislative and regulatory actions on hydraulic fracturing, produced water disposal and transportation, and the treatment of flowback and produced water;

•	hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;

•	the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other markets;

•	loss of key personnel;

•	the ability to renew contracts with key customers;

•	the ability to maintain or increase the margins we realize for our terminal, barging, trucking, produced water disposal, recycling, and discharge services;

•	the ability to renew leases for our leased equipment and storage facilities;

•	the nonpayment or nonperformance by our counterparties;

•	the availability and cost of capital and our ability to access certain capital sources;

•	a deterioration of the credit and capital markets;

•	the ability to successfully identify and complete accretive acquisitions, and integrate acquired assets and businesses;

•	changes in the volume of hydrocarbons recovered during the produced water treatment process;

•	changes in the financial condition and results of operations of entities in which we own noncontrolling equity interests;

•	the costs and effects of legal and administrative proceedings;

•	any reduction or the elimination of the federal Renewable Fuel Standard; and

•	changes in the jurisdictional characteristics of, or the applicable regulatory policies with respect to, our pipeline assets.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,008	$18,572
Accounts receivable-trade, net of allowance for doubtful accounts of $4,055 and $4,016, respectively	947,534	998,203
Accounts receivable-affiliates	12,445	12,867
Inventories	183,738	136,128
Prepaid expenses and other current assets	90,694	65,918
Assets held for sale	95,093	580,985
Total current assets	1,341,512	1,812,673
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $504,731 and $417,457, respectively	2,704,112	1,828,940
GOODWILL	1,307,055	1,110,456
INTANGIBLE ASSETS, net of accumulated amortization of $603,573 and $503,117, respectively	1,600,555	800,889
INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,236	1,127
OPERATING LEASE RIGHT-OF-USE ASSETS	183,141	—
OTHER NONCURRENT ASSETS	83,944	113,857
ASSETS HELD FOR SALE	—	234,551
Total assets	$7,242,555	$5,902,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$846,767	$879,063
Accounts payable-affiliates	29,374	28,469
Accrued expenses and other payables	352,848	107,759
Advance payments received from customers	29,993	8,461
Current maturities of long-term debt	4,835	648
Operating lease obligations	57,091	—
Liabilities held for sale	40,899	226,753
Total current liabilities	1,361,807	1,251,153
LONG-TERM DEBT, net of debt issuance costs of $20,263 and $12,008, respectively, and current maturities	3,068,205	2,160,133
OPERATING LEASE OBLIGATIONS	122,798	—
OTHER NONCURRENT LIABILITIES	104,060	63,542
NONCURRENT LIABILITIES HELD FOR SALE	—	33
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 0 and 19,942,169 preferred units issued and outstanding, respectively	—	149,814
CLASS D 9.00% PREFERRED UNITS, 600,000 and 0 preferred units issued and outstanding, respectively	531,768	—

EQUITY:
General partner, representing a 0.1% interest, 128,477 and 124,633 notional units, respectively	(51,038)	(50,603)
Limited partners, representing a 99.9% interest, 128,348,906 and 124,508,497 common units issued and outstanding, respectively	1,682,071	2,067,197
Class B preferred limited partners, 12,585,642 and 8,400,000 preferred units issued and outstanding, respectively	305,488	202,731
Class C preferred limited partners, 1,800,000 and 0 preferred units issued and outstanding, respectively	42,905	—
Accumulated other comprehensive loss	(248)	(255)
Noncontrolling interests	74,739	58,748
Total equity	2,053,917	2,277,818
Total liabilities and equity	$7,242,555	$5,902,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
REVENUES:
Crude Oil Logistics	$690,989	$751,180	$2,048,301	$2,395,064
Water Solutions	121,607	75,458	294,639	231,367
Liquids	685,625	749,433	1,361,781	1,759,772
Refined Products and Renewables	728,028	718,979	2,197,236	2,178,734
Other	280	319	799	1,066
Total Revenues	2,226,529	2,295,369	5,902,756	6,566,003
COST OF SALES:
Crude Oil Logistics	628,443	685,417	1,847,382	2,226,397
Water Solutions	14,004	(39,470)	4,701	(17,309)
Liquids	592,340	707,187	1,205,938	1,668,646
Refined Products and Renewables	700,248	695,033	2,155,247	2,167,458
Other	437	494	1,337	1,481
Total Cost of Sales	1,935,472	2,048,661	5,214,605	6,046,673
OPERATING COSTS AND EXPENSES:
Operating	94,412	60,465	230,610	172,219
General and administrative	29,150	24,759	93,400	86,428
Depreciation and amortization	73,726	53,281	190,593	157,771
(Gain) loss on disposal or impairment of assets, net	(12,626)	(36,246)	(10,482)	71,077
Revaluation of liabilities	10,000	—	10,000	800
Operating Income	96,395	144,449	174,030	31,035
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	534	1,777	277	2,375
Interest expense	(46,920)	(39,151)	(131,814)	(126,776)
Loss on early extinguishment of liabilities, net	—	(10,083)	—	(10,220)
Other (expense) income, net	(226)	1,187	967	(31,415)
Income (Loss) From Continuing Operations Before Income Taxes	49,783	98,179	43,460	(135,001)
INCOME TAX EXPENSE	(677)	(980)	(996)	(2,322)
Income (Loss) From Continuing Operations	49,106	97,199	42,464	(137,323)
(Loss) Income From Discontinued Operations, net of Tax	(6,115)	13,329	(192,800)	433,501
Net Income (Loss)	42,991	110,528	(150,336)	296,178
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	166	307	563	1,170
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	446
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$43,157	$110,835	$(149,773)	$297,794
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$28,895	$67,656	$(123,792)	$(209,928)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(6,109)	$13,316	$(192,607)	$433,513
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS	$22,786	$80,972	$(316,399)	$223,585
BASIC INCOME (LOSS) PER COMMON UNIT
Income (Loss) From Continuing Operations	$0.23	$0.54	$(0.97)	$(1.71)
(Loss) Income From Discontinued Operations, net of Tax	$(0.05)	$0.11	$(1.52)	$3.53
Net Income (Loss)	$0.18	$0.65	$(2.49)	$1.82
DILUTED INCOME (LOSS) PER COMMON UNIT
Income (Loss) From Continuing Operations	$0.22	$0.53	$(0.97)	$(1.71)
(Loss) Income From Discontinued Operations, net of Tax	$(0.05)	$0.11	$(1.52)	$3.53
Net Income (Loss)	$0.18	$0.64	$(2.49)	$1.82
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,201,369	123,892,680	127,026,510	122,609,625
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,358,590	125,959,751	127,026,510	122,609,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$42,991	$110,528	$(150,336)	$296,178
Other comprehensive income (loss)	16	(3)	7	(27)
Comprehensive income (loss)	$43,007	$110,525	$(150,329)	$296,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three and Nine Months Ended December 31, 2019
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2019	$(50,603)	8,400,000	$202,731	124,508,497	$2,067,197	$(255)	$58,748	$2,277,818
Distributions to general and common unit partners and preferred unitholders (Note 10)	(85)	—	—	—	(63,274)	—	—	(63,359)
Issuance of Class C preferred units, net of offering costs (Note 10)	—	1,800,000	42,638	—	—	—	—	42,638
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	—	2,752	—	—	2,752
Warrants exercised (Note 10)	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(36,517)	—	—	(36,517)
Class A convertible preferred units redemption - amount paid in excess of carrying value (Note 10)	—	—	—	—	(78,797)	—	—	(78,797)
Investment in NGL Energy Holdings LLC (Note 13)	—	—	—	—	(2,361)	—	—	(2,361)
Net (loss) income	(85)	—	—	—	8,392	—	(268)	8,039
Other comprehensive income	—	—	—	—	—	37	—	37
BALANCES AT JUNE 30, 2019	(50,773)	10,200,000	245,369	125,966,868	1,897,407	(218)	58,480	2,150,265
Distributions to general and common unit partners and preferred unitholders (Note 10)	(85)	—	—	—	(55,025)	—	—	(55,110)
Sawtooth joint venture	—	—	—	—	—	—	(570)	(570)
Common unit repurchases and cancellations (Note 10)	—	—	—	(78,229)	(1,098)	—	—	(1,098)
Issuance of Class B preferred units, net of offering costs (see Note 10)	—	4,185,642	102,757	—	—	—	—	102,757
Class C preferred units issuance costs	—	—	267	—	—	—	—	267
Issuance of warrants, net of offering costs (Note 10)	—	—	—	—	41,685	—	—	41,685
Equity issued pursuant to incentive compensation plan (Note 10)	27	—	—	2,151,781	26,566	—	—	26,593
Investment in NGL Energy Holdings LLC (Note 13)	—	—	—	—	(11,466)	—	—	(11,466)
Net loss	(183)	—	—	—	(201,054)	—	(129)	(201,366)
Other comprehensive loss	—	—	—	—	—	(46)	—	(46)
BALANCES AT SEPTEMBER 30, 2019	(51,014)	14,385,642	348,393	128,040,420	1,697,015	(264)	57,781	2,051,911
Distributions to general and common unit partners and preferred unitholders (Note 10)	(86)	—	—	—	(69,353)	—	—	(69,439)
Common unit repurchases and cancellations (Note 10)	—	—	—	(10,489)	(107)	—	—	(107)
Issuance of warrants, net of offering costs (Note 10)	—	—	—	—	11,057	—	—	11,057
Equity issued pursuant to incentive compensation plan (Note 10)	3	—	—	318,975	1,760	—	—	1,763
Mesquite acquisition (Note 4)	—	—	—	—	—	—	17,124	17,124
Investment in NGL Energy Holdings LLC (Note 13)	—	—	—	—	(1,399)	—	—	(1,399)
Net income (loss)	59	—	—	—	43,098	—	(166)	42,991
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCES AT DECEMBER 31, 2019	$(51,038)	14,385,642	$348,393	128,348,906	$1,682,071	$(248)	$74,739	$2,053,917
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three and Nine Months Ended December 31, 2018
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2018	$(50,819)	8,400,000	$202,731	121,472,725	$1,852,495	$(1,815)	$83,503	2,086,095
Distributions to general and common unit partners and preferred unitholders	(82)	—	—	—	(58,548)	—	—	(58,630)
Contributions	—	—	—	—	—	—	169	169
Sawtooth joint venture	—	—	—	—	(63)	—	63	—
Purchase of noncontrolling interest	—	—	—	—	(33)	—	(3,927)	(3,960)
Redeemable noncontrolling interest valuation adjustment	—	—	—	—	(3,300)	—	—	(3,300)
Repurchase of warrants	—	—	—	—	(14,988)	—	—	(14,988)
Equity issued pursuant to incentive compensation plan	—	—	—	50,992	4,619	—	—	4,619
Warrants exercised	—	—	—	228,797	2	—	—	2
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	—	—	(8,983)	—	—	(8,983)
Net loss	(155)	—	—	—	(168,391)	—	(345)	(168,891)
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Cumulative effect adjustment for adoption of ASC 606	139	—	—	—	139,167	—	—	139,306
Cumulative effect adjustment for adoption of ASU 2016-01	(2)	—	—	—	(1,567)	1,569	—	—
BALANCES AT JUNE 30, 2018	(50,919)	8,400,000	202,731	121,752,514	1,740,410	(257)	79,463	1,971,428
Distributions to general and common unit partners and preferred unitholders	(82)	—	—	—	(58,774)	—	—	(58,856)
Redeemable noncontrolling interest valuation adjustment	—	—	—	—	(49)	—	—	(49)
Common unit repurchases and cancellations	—	—	—	(4,661)	(54)	—	—	(54)
Equity issued pursuant to incentive compensation plan	21	—	—	1,993,609	22,753	—	—	22,774
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	—	—	(12,803)	—	—	(12,803)
Net income	367	—	—	—	355,138	—	(518)	354,987
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
BALANCES AT SEPTEMBER 30, 2018	(50,613)	8,400,000	202,731	123,741,462	2,046,621	(270)	78,945	2,277,414
Distributions to general and common unit partners and preferred unitholders	(83)	—	—	—	(59,434)	—	—	(59,517)
Sawtooth joint venture	—	—	—	—	—	—	(854)	(854)
Common unit repurchases and cancellations	—	—	—	(10,889)	(108)	—	—	(108)
Equity issued pursuant to incentive compensation plan	—	—	—	303,150	6,554	—	—	6,554
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	—	—	(18,573)	—	—	(18,573)
Net income	115	—	—	—	110,720	—	(307)	110,528
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
BALANCES AT DECEMBER 31, 2018	$(50,581)	8,400,000	$202,731	124,033,723	$2,085,780	$(273)	$77,784	$2,315,441
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(150,336)	$296,178
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	192,800	(433,501)
Depreciation and amortization, including amortization of debt issuance costs	198,613	165,266
Loss on early extinguishment or revaluation of liabilities, net	10,000	11,020
Non-cash equity-based compensation expense	27,209	32,575
(Gain) loss on disposal or impairment of assets, net	(10,482)	71,077
Provision for doubtful accounts	718	422
Net adjustments to fair value of commodity derivatives	(773)	(30,031)
Equity in earnings of unconsolidated entities	(277)	(2,375)
Distributions of earnings from unconsolidated entities	—	1,500
Lower of cost or market value adjustment	291	12,525
Other	1,630	(225)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	58,457	(59,155)
Inventories	(50,658)	(95,372)
Other current and noncurrent assets	11,061	29,597
Accounts payable-trade and affiliates	(31,862)	747
Other current and noncurrent liabilities	17,197	2,947
Net cash provided by operating activities-continuing operations	273,588	3,195
Net cash provided by operating activities-discontinued operations	59,890	112,463
Net cash provided by operating activities	333,478	115,658
INVESTING ACTIVITIES:
Capital expenditures	(427,253)	(303,989)
Acquisitions, net of cash acquired	(1,262,853)	(197,971)
Net settlements of commodity derivatives	2,735	5,066
Proceeds from sales of assets	17,056	8,335
Proceeds from divestitures of businesses and investments, net	—	103,594
Investments in unconsolidated entities	(21,272)	(92)
Distributions of capital from unconsolidated entities	440	—
Repayments on loan for natural gas liquids facility	3,022	8,371
Loan to affiliate	—	(1,515)
Net cash used in investing activities-continuing operations	(1,688,125)	(378,201)
Net cash provided by investing activities-discontinued operations	281,908	936,691
Net cash (used in) provided by investing activities	(1,406,217)	558,490
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	3,461,000	2,956,500
Payments on Revolving Credit Facility	(3,240,000)	(3,037,000)
Issuance of senior unsecured notes and term credit agreement	700,000	—
Repayment and repurchase of senior unsecured notes	—	(395,471)
Payments on other long-term debt	(489)	(488)
Debt issuance costs	(13,198)	(915)
Contributions from noncontrolling interest owners, net	—	169
Distributions to general and common unit partners and preferred unitholders	(180,021)	(177,003)
Distributions to noncontrolling interest owners	(570)	—
Proceeds from sale of preferred units, net of offering costs	622,965	—
Payments for redemption of preferred units	(265,128)	—
Repurchase of warrants	—	(14,988)
Common unit repurchases and cancellations	(1,205)	(162)
Payments for settlement and early extinguishment of liabilities	(1,953)	(3,534)
Investment in NGL Energy Holdings LLC	(15,226)	—
Net cash provided by (used in) financing activities-continuing operations	1,066,175	(672,892)
Net cash used in financing activities-discontinued operations	—	(325)
Net cash provided by (used in) financing activities	1,066,175	(673,217)
Net (decrease) increase in cash and cash equivalents	(6,564)	931
Cash and cash equivalents, beginning of period	18,572	22,094
Cash and cash equivalents, end of period	$12,008	$23,025
Supplemental cash flow information:
Cash interest paid	$123,562	$132,318
Income taxes paid (net of income tax refunds)	$4,272	$1,893
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B, Class C and Class D preferred unitholders	$12,612	$4,725
Accrued capital expenditures	$40,834	$34,734
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2019, our operations included:

•
Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling, trucking, marine and pipeline transportation services through its owned assets.

•
Our Water Solutions segment provides services for the treatment and disposal of produced water generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms, drilling fluids and drilling muds and performs truck and frac tank washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services and sells freshwater to producers for exploration and production activities.

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

•
Our Refined Products and Renewables segment conducts diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, West Coast and Midwest regions of the United States and schedules them for delivery at various locations throughout the country. See below for a discussion of the sale of a portion of our Refined Products and Renewables segment.

Recent Developments

On September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) and associated assets to Trajectory Acquisition Company, LLC (“Trajectory”) for total consideration of approximately $233.8 million, including equity consideration, inventory and net working capital (see Note 17). TPSL made up a portion of our Refined Products and Renewables segment. The divested assets include (i) TPSL Terminaling Services Agreement with TransMontaigne Partners LP, including the exclusive rights to utilize 19 terminals; (ii) line space along Colonial and Plantation Pipelines; (iii) two wholly-owned refined products terminals in Georgia that we acquired in January 2019 and multiple third-party throughput agreements; and (iv) all associated customer contracts, inventory and other working capital associated with the assets. In December 2019, the Partnership formalized a plan and received approval to divest of its gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) and its refined products marketing business in the mid-continent region of the United States (“Mid-Con”). The Partnership had determined that these businesses were no longer core to the Partnership’s strategy. These transactions represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to TPSL, Mid-Con and Gas Blending have been classified as discontinued operations for all periods presented, and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. In addition, the assets and liabilities related to TPSL have been classified as held for sale in our March 31, 2019 unaudited condensed consolidated balance sheet and certain assets and liabilities, particularly inventory, derivatives and leases, related to Mid-Con and Gas Blending have been classified as held for sale in our December 31, 2019 and March 31, 2019 unaudited condensed consolidated balance sheets. On January 3, 2020, we completed the sale of Mid-Con to a third-party. See Note 16 for a further discussion of these transactions.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2019 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2019 included in our Current Report on Form 8-K (“Current Report”) filed with the SEC on November 22, 2019.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Current Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2020.

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

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 of our audited consolidated financial statements included in our Current Report.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We have a deferred tax liability of $51.3 million at December 31, 2019 as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheet. The deferred tax liability at December 31, 2019 increased by $38.7 million from September 30, 2019 due to our acquisition of Hillstone (as defined herein), which included entities taxed as corporations for United States federal income tax purposes. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the nine months ended December 31, 2019 was $1.4 million with an effective tax rate of 25.1%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2019 or March 31, 2019.

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

Inventories consist of the following at the dates indicated:

	December 31, 2019	March 31, 2019
	(in thousands)
Crude oil	$48,901	$51,359
Natural gas liquids:
Propane	68,144	33,478
Butane	37,134	15,294
Other	11,506	7,482
Refined products and renewables:
Diesel	10,474	9,186
Ethanol	1,668	14,650
Biodiesel	5,911	4,679
Total	$183,738	$136,128

Amounts as of December 31, 2019 and March 31, 2019 in the table above do not include inventory related to Mid-Con and Gas Blending, as these amounts have been classified as current assets held for sale within our December 31, 2019 and March 31, 2019 unaudited condensed consolidated balance sheets (see Note 16). Amounts as of March 31, 2019 in the table above do not include inventory related to TPSL, as these amounts have been classified as current assets held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired	December 31, 2019	March 31, 2019
				(in thousands)
Water services and land company (2)	Water Solutions	50%	November 2019	$15,624	$—
Water services and land company (3)	Water Solutions	50%	November 2019	2,067	—
Water services and land company (4)	Water Solutions	10%	November 2019	3,247	—
Aircraft company (5)	Corporate and Other	50%	June 2019	638	—
Water services company (6)	Water Solutions	50%	August 2018	480	920
Natural gas liquids terminal company (7)	Liquids	50%	March 2019	180	207
Total				$22,236	$1,127

(1)	Ownership interest percentages are at December 31, 2019.

(2)	This is an investment that we acquired as part of an acquisition in November 2019 (see Note 4), and represents certain membership interests related to specific land operations.

(3)	This is an investment that we acquired as part of an acquisition in November 2019 (see Note 4), and represents certain membership interests related to specific land operations.

(4)	This is an investment that we acquired as part of an acquisition in November 2019 (see Note 4), and represents certain membership interests related to specific water services operations.

(5)	This is an investment with a related party. See Note 13 for a further discussion.

(6)	This is an investment that we acquired as part of an acquisition in August 2018.

(7)	This is an investment that we acquired as part of an acquisition in March 2019.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2019	March 31, 2019
	(in thousands)
Loan receivable (1)	$9,060	$19,474
Line fill (2)	33,437	33,437
Minimum shipping fees - pipeline commitments (3)	18,510	23,494
Other	22,937	37,452
Total	$83,944	$113,857

(1)
Represents the noncurrent portion of a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility (the “Facility”) that is utilized by a third party that filed for Chapter 11 bankruptcy during the three months ended September 30, 2019. As of December 31, 2019, we are owed a total of $26.4 million under this loan receivable, of which approximately $20.2 million is recorded within prepaid expenses and other current assets in our unaudited condensed unconsolidated balance sheet. Our loan receivable is secured by a lien on the Facility. We have filed our Proof of Claim within the bankruptcy case and although the third party may have the option to reject the agreement governing the receivable in the context of the bankruptcy proceeding, subject to bankruptcy court approval, the third party’s current intention appears to be to transfer the Facility to a third party purchaser in satisfaction of the full amount owed under the receivable. It is also possible that the third party may deviate from this course and propose a different plan. Accordingly, we will continue to monitor the bankruptcy case through its conclusion. The remaining amount represents the noncurrent portion of a loan receivable with Victory Propane.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2019, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. At March 31,

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2019, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for one contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). As of March 31, 2019, the deficiency credit was $23.5 million. In October 2019, we extended our commitment with this crude oil pipeline operator and this extension provides us with an additional 5.5 years in which to use the deficiency credit (see Note 9). As of December 31, 2019, the deficiency credit was $22.8 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed unconsolidated balance sheet.

Amounts as of March 31, 2019 in the table above do not include other noncurrent assets related to TPSL, as these amounts have been classified as noncurrent assets held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2019	March 31, 2019
	(in thousands)
Accrued compensation and benefits	$17,940	$19,312
Excise and other tax liabilities	19,300	10,481
Derivative liabilities	5,353	4,960
Accrued interest	25,838	24,882
Product exchange liabilities	7,382	5,945
Gavilon legal matter settlement (Note 9)	—	12,500
Contingent consideration liability (Note 4)	200,000	—
TPSL working capital settlement (Note 17)	41,508	—
Other	35,527	29,679
Total	$352,848	$107,759

Amounts as of December 31, 2019 and March 31, 2019 in the table above do not include derivative liabilities related to Mid-Con and Gas Blending, as these amounts have been classified as current liabilities held for sale within our December 31, 2019 and March 31, 2019 unaudited condensed consolidated balance sheets (see Note 16). Amounts as of March 31, 2019 in the table above do not include accrued expenses and other payables related to TPSL, as these amounts have been classified as current liabilities held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

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

Also, as discussed in Note 4, we made certain adjustments during the nine months ended December 31, 2019 to our estimates of the acquisition date fair values of the assets acquired and liabilities assumed in business combinations that occurred during the fiscal year ended March 31, 2019.

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

Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Weighted average common units outstanding during the period:
Common units - Basic	128,201,369	123,892,680	127,026,510	122,609,625
Effect of Dilutive Securities:
Warrants	—	1,456,947	—	—
Service awards	1,157,221	610,124	—	—
Common units - Diluted	129,358,590	125,959,751	127,026,510	122,609,625

For the three months ended December 31, 2019, the warrants were antidilutive. For the three months ended December 31, 2018, the Class A Preferred Units (as defined herein) were considered antidilutive. For the nine months ended December 31, 2019 and 2018, the warrants, Service Awards (as defined herein) and Class A Preferred Units were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands, except unit and per unit amounts)
Income (loss) from continuing operations	$49,106	$97,199	$42,464	$(137,323)
Less: Continuing operations loss attributable to noncontrolling interests	166	307	563	1,170
Net income (loss) from continuing operations attributable to NGL Energy Partners LP	49,272	97,506	43,027	(136,153)
Less: Distributions to preferred unitholders (1)	(20,312)	(29,748)	(166,835)	(73,882)
Less: Continuing operations net (income) loss allocated to general partner (2)	(65)	(102)	16	107
Net income (loss) from continuing operations allocated to common unitholders	$28,895	$67,656	$(123,792)	$(209,928)

(Loss) income from discontinued operations, net of tax	$(6,115)	$13,329	$(192,800)	$433,501
Less: Discontinued operations loss attributable to redeemable noncontrolling interests	—	—	—	446
Less: Discontinued operations loss (income) allocated to general partner (2)	6	(13)	193	(434)
Net (loss) income from discontinued operations allocated to common unitholders	$(6,109)	$13,316	$(192,607)	$433,513

Net income (loss) allocated to common unitholders	$22,786	$80,972	$(316,399)	$223,585

Basic income (loss) per common unit
Income (loss) from continuing operations	$0.23	$0.54	$(0.97)	$(1.71)
(Loss) income from discontinued operations, net of tax	$(0.05)	$0.11	$(1.52)	$3.53
Net income (loss)	$0.18	$0.65	$(2.49)	$1.82
Diluted income (loss) per common unit
Income (loss) from continuing operations	$0.22	$0.53	$(0.97)	$(1.71)
(Loss) income from discontinued operations, net of tax	$(0.05)	$0.11	$(1.52)	$3.53
Net income (loss)	$0.18	$0.64	$(2.49)	$1.82
Basic weighted average common units outstanding	128,201,369	123,892,680	127,026,510	122,609,625
Diluted weighted average common units outstanding	129,358,590	125,959,751	127,026,510	122,609,625

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

Note 4—Acquisitions

The following summarizes our acquisitions during the nine months ended December 31, 2019:

Business Combinations

Hillstone Acquisition

On October 31, 2019, we acquired all of the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) for $642.5 million, subject to certain adjustments. Hillstone provides water pipeline and disposal infrastructure solutions to producers with a core operational focus in the state line area of southern Eddy and Lea Counties, New Mexico and northern Loving County, Texas in the Delaware Basin. Hillstone has a fully interconnected produced water pipeline transportation and disposal system, which consists of 19 saltwater disposal wells, representing approximately 580,000 barrels per day of permitted disposal capacity, and a newly-built network of produced water pipelines with approximately 680,000 barrels per day of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

transportation capacity. Hillstone also has an additional 22 permits to develop another 660,000 barrels per day of disposal capacity. The acquired assets also include minimum volume commitments and long-term dedications covering over 110,000 contracted acres, including a 20-year acreage dedication, a 10-year acreage dedication, including first call rights, with a leading independent exploration and production company, and multiple contracts with one of the largest crude oil and natural gas exploration and production companies in the United States.

As part of this acquisition, we recorded a customer relationship intangible asset. We estimated the value of this intangible asset using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination. The following table summarizes the preliminary estimates of the fair values as of December 31, 2019 for the assets acquired and liabilities assumed (in thousands):

Current assets	$35,171
Property, plant and equipment	144,803
Goodwill	113,939
Intangible assets	400,000
Investments in unconsolidated entities	335
Operating lease right-of-use assets	3,090
Other noncurrent assets	811
Assets held for sale	5,100
Current liabilities	(16,234)
Operating lease obligations	(3,090)
Other noncurrent liabilities	(1,448)
Deferred tax liability	(39,178)
Liabilities held for sale	(786)
Fair value of net assets acquired	$642,513

As of December 31, 2019, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of the property, plant and equipment and intangible assets and (ii) finalize the calculation of the operating lease liabilities and right-of-use assets, asset retirement obligations and the deferred tax liability.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2019 includes revenues of $13.2 million and an operating loss of $4.4 million that were generated by the operations of these water solutions facilities. We incurred $12.0 million of transaction costs related to this acquisition during the nine months ended December 31, 2019, which is recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations. In addition, on December 31, 2019, the Partnership sold its interest in the unconsolidated entity acquired as part of this transaction.

Mesquite Acquisition

On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) (including 34 saltwater disposal wells). The purchase price was comprised of (i) $592.5 million in cash, (ii) the issuance of $102.8 million of our Class B Preferred Units (as defined herein) and (iii) additional cash payments of $200.0 million to be paid in two deferred installments contingent on the average daily volume of produced water processed utilizing the assets being acquired. Mesquite SWD Inc. will remain the operator of the Mesquite assets led by Mesquite’s current management team. The assets consist of a fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

To determine our preliminary purchase price of $885.3 million, we included the fair value of the deferred payments at the date of acquisition of $190.0 million, to the sum of the cash paid and the value of the preferred units issued. During the three months ended December 31, 2019, the volume of produced water processed utilizing the assets acquired surpassed both thresholds, thus triggering the payment of the full $200.0 million. The agreement was amended by both parties for the payment to be made in six installments over the next six months. The first installment payment of $55.0 million was made on January 10, 2020.

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

The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination. The following table summarizes the preliminary estimates of the fair values as of December 31, 2019 for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$370,923
Goodwill	77,549
Intangible assets	458,678
Other noncurrent liabilities	(4,769)
Noncontrolling interests	(17,124)
Fair value of net assets acquired	$885,257

As of December 31, 2019, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of the property, plant and equipment and intangible assets and (ii) finalize the calculation of asset retirement obligations.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2019 includes revenues of $57.6 million and operating income of $3.4 million that were generated by the operations of these water solutions facilities. We incurred $6.0 million of transaction costs related to this acquisition during the nine months ended December 31, 2019, which is recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

Saltwater Water Solutions Facilities

During the nine months ended December 31, 2019, we acquired one saltwater disposal facility (including three saltwater disposal wells) for total consideration of approximately $53.0 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination. The following table summarizes the preliminary estimates of the fair values as of December 31, 2019 for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$24,324
Goodwill	2,413
Intangible assets	26,688
Other noncurrent liabilities	(425)
Fair value of net assets acquired	$53,000

As of December 31, 2019, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to finalize the fair values of the property, plant and equipment and intangible assets.

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

The operations of these water solutions facilities have been included in our unaudited condensed consolidated statement of operations since their acquisition date. Our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2019 includes revenues of $4.8 million and operating income of $0.9 million that were generated by the operations of these water solutions facilities. We incurred less than $0.1 million of transaction costs related to this acquisition during the nine months ended December 31, 2019, which is recorded within general and administrative expenses in our unaudited condensed consolidated statement of operations.

Acquisitions of Assets

On November 7, 2019, we acquired the exclusive rights to use certain land for produced and treated water operations from one entity, certain membership interests (see Note 2) in another entity and other assets. The membership interests are in an entity that owns real property and provides freshwater services. In addition, we entered into a joint development agreement with the seller and affiliates to build and operate produced, treated and blended water facilities. The total purchase price for this transaction was $56.6 million, of which $36.1 million was allocated to the produced and treated water rights (intangible asset), $20.3 million to the membership interests and $0.3 million to net other current and noncurrent assets.

During the nine months ended December 31, 2019, we also acquired land and two saltwater disposal wells for total consideration of $13.0 million, which we are accounting for as an acquisition of assets. The consideration paid for this transaction was allocated primarily to property, plant and equipment.

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

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			December 31, 2019	March 31, 2019
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$310,091	$280,106
Pipeline and related facilities	30	-	40	244,021	243,799
Vehicles and railcars	3	-	25	122,219	124,948
Water treatment facilities and equipment	3	-	30	1,277,654	704,666
Crude oil tanks and related equipment	2	-	30	228,012	225,476
Barges and towboats	5	-	30	123,847	103,735
Information technology equipment	3	-	7	34,331	31,831
Buildings and leasehold improvements	3	-	40	147,964	143,711
Land				87,593	62,379
Tank bottoms and line fill (1)				20,339	20,071
Other	3	-	20	15,069	14,870
Construction in progress				597,703	290,805
				3,208,843	2,246,397
Accumulated depreciation				(504,731)	(417,457)
Net property, plant and equipment				$2,704,112	$1,828,940

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

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Depreciation expense	$37,687	$26,263	$94,477	$76,671
Capitalized interest expense	$439	$160	$439	$482

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Crude Oil Logistics	$198	$(75)	$(592)	$1,251
Water Solutions	4,476	(443)	8,075	2,762
Liquids	(26)	—	(33)	994
Total	$4,648	$(518)	$7,450	$5,007

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the nine months ended December 31, 2019:

	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Total
	(in thousands)
Balances at March 31, 2019	$579,846	$410,139	$103,421	$17,050	$1,110,456
Revisions to acquisition accounting (Note 4)	—	4,755	(2,057)	—	2,698
Acquisitions (Note 4)	—	193,901	—	—	193,901
Balances at December 31, 2019	$579,846	$608,795	$101,364	$17,050	$1,307,055

Amounts in the table above do not include goodwill that was allocated to Gas Blending, as the amount has been classified as current assets held for sale in our December 31, 2019 unaudited condensed consolidated balance sheet. Amounts in the table above do not include goodwill that was allocated to TPSL and Gas Blending, as the amounts have been classified as noncurrent assets held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 1 and Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				December 31, 2019			March 31, 2019
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$1,384,922	$(428,971)	$955,951	$742,832	$(369,983)	$372,849
Customer commitments	10	-	25	502,000	(102,007)	399,993	310,000	(74,917)	235,083
Pipeline capacity rights	30			7,800	(1,582)	6,218	7,799	(1,387)	6,412
Rights-of-way and easements	1	-	45	86,988	(6,185)	80,803	73,409	(4,509)	68,900
Water rights	13	-	30	100,936	(6,709)	94,227	64,868	(3,018)	61,850
Executory contracts and other agreements	5	-	30	55,029	(19,412)	35,617	47,230	(17,212)	30,018
Non-compete agreements	2	-	24	19,823	(5,259)	14,564	12,723	(2,570)	10,153
Debt issuance costs (1)	3	-	5	43,830	(33,448)	10,382	42,345	(29,521)	12,824
Total amortizable				2,201,328	(603,573)	1,597,755	1,301,206	(503,117)	798,089
Non-amortizable:
Trade names				2,800	—	2,800	2,800	—	2,800
Total				$2,204,128	$(603,573)	$1,600,555	$1,304,006	$(503,117)	$800,889

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

The weighted-average remaining amortization period for intangible assets is approximately 17.4 years.

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2019	2018	2019	2018
	(in thousands)
Depreciation and amortization	$36,039	$27,018	$96,116	$81,100
Cost of sales	86	101	262	385
Interest expense	1,371	1,250	3,927	3,668
Operating expenses	110	—	372	—
Total	$37,606	$28,369	$100,677	$85,153

Amounts in the table above do not include amortization expense related to TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2020 (three months)	$39,679
2021	146,692
2022	133,534
2023	125,159
2024	118,961
Thereafter	1,033,730
Total	$1,597,755

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2019			March 31, 2019
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$945,000	$—	$945,000	$275,000	$—	$275,000
Working capital borrowings	447,000	—	447,000	896,000	—	896,000
Senior unsecured notes:
7.500% Notes due 2023 ("2023 Notes")	607,323	(5,782)	601,541	607,323	(6,916)	600,407
6.125% Notes due 2025 ("2025 Notes")	389,135	(4,451)	384,684	389,135	(5,092)	384,043
7.500% Notes due 2026 ("2026 Notes")	450,000	(7,198)	442,802	—	—	—
Term credit agreement	250,000	(2,832)	247,168	—	—	—
Other long-term debt	4,845	—	4,845	5,331	—	5,331
	3,093,303	(20,263)	3,073,040	2,172,789	(12,008)	2,160,781
Less: Current maturities	4,835	—	4,835	648	—	648
Long-term debt	$3,088,468	$(20,263)	$3,068,205	$2,172,141	$(12,008)	$2,160,133

(1)	Debt issuance costs related to the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to long-term debt in the table above was $1.6 million and $0.9 million during the three months ended December 31, 2019 and 2018, respectively, and $3.5 million and $3.4 million during the nine months ended December 31, 2019 and 2018, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2020 (three months)	$1,922
2021	3,942
2022	3,929
2023	3,929
2024	3,305
Thereafter	3,236
Total	$20,263

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Credit Agreement

During the quarter, we utilized a portion of the accordion feature under our credit agreement (“Credit Agreement”) whereby two new lenders and one existing lender committed to provide an additional $150.0 million of commitments in total. The Credit Agreement provides up to $1.915 billion in aggregate commitments and consists of a revolving credit facility to fund working capital needs, which had a capacity of $641.5 million for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $1.273 billion (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”) at December 31, 2019. We had letters of credit of $117.2 million on the Working Capital Facility at December 31, 2019. The capacity under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement) which is calculated based on the value of certain working capital items at any point in time.

On October 30, 2019, we amended the Credit Agreement to, among other things, adjust the allocation of the commitments of the lenders to make revolving loans thereunder and, effective with the fiscal quarter ending December 31, 2019, amend the covenant package to include the senior secured leverage ratio, interest coverage ratio and total leverage indebtedness ratio financial covenants (each as defined in the Credit Agreement). The new debt covenant levels are presented in the table below.

At December 31, 2019, the borrowings under the Credit Agreement had a weighted average interest rate of 4.07%, calculated as the weighted average LIBOR rate of 1.76% plus a margin of 2.25% for LIBOR borrowings and the prime rate of 4.75% plus a margin of 1.25% on alternate base rate borrowings. At December 31, 2019, the interest rate in effect on letters of credit was 2.25%. Commitment fees are charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

The following table summarizes the debt covenant levels specified in the Credit Agreement (as amended):

	Senior Secured	Interest	Total Leverage
Period Beginning	Leverage Ratio (1)	Coverage Ratio (2)	Indebtedness Ratio (1)
December 31, 2019	3.50	2.50	5.75
June 30, 2020 and thereafter	3.50	2.50	5.50

(1)	Represents the maximum ratio for the period presented.

(2)	Represents the minimum ratio for the period presented.

At December 31, 2019, our senior secured leverage ratio was approximately 1.83 to 1, our interest coverage ratio was approximately 3.89 to 1, and our total leverage indebtedness ratio was approximately 5.00 to 1.

We were in compliance with the covenants under the Credit Agreement at December 31, 2019.

Senior Unsecured Notes

On April 9, 2019, we issued $450.0 million of 7.50% Senior Unsecured Notes Due 2026 (the “2026 Notes”) in a private placement. The 2026 Notes bear interest, which is payable on April 15 and October 15 of each year, beginning on October 15, 2019 at 7.50% per annum. We received net proceeds of $442.1 million, after the initial purchasers’ discount of $6.8 million and offering costs of $1.1 million. The 2026 Notes mature on April 15, 2026. We filed a registration statement for the 2026 Notes with the SEC which became effective on January 22, 2020. Our exchange offer launched on January 23, 2020 and is set to expire on February 21, 2020, unless we decide to extend it.

At December 31, 2019, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

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

All borrowings under the Term Credit Agreement bear interest, at either (a) an alternate base rate plus (i) during the first three-month period after the Closing Date, margin equal to the applicable margin for alternate base rate loans calculated under our existing revolving credit facility, (ii) 2.00% per annum for the second three-month period after the Closing Date, (iii) 2.25% per annum for the third three-month period after the Closing Date, (iv) 2.50% per annum for the fourth three-month period after the Closing Date, and (v) thereafter, the rate per year such that the alternate base rate equals a rate of interest agreed to between us and the administrative agent, or (b) an adjusted LIBOR rate plus (i) during the first three-month period after the Closing Date, margin equal to the applicable margin for LIBOR rate loans calculated under our existing revolving credit facility, (ii) 3.00% per annum for the second three-month period after the Closing Date, (iii) 3.25% per annum for the third three-month period after the Closing Date, (iv) 3.50% per annum for the fourth three-month period after the Closing Date, and (v) thereafter, such rate per annum such that the adjusted LIBOR rate equals a rate of interest agreed to between us and the administrative agent. At December 31, 2019, the borrowings under the Term Credit Agreement had an interest rate of 4.74% calculated as the LIBOR rate of 1.74% plus a margin of 3.00%.

The Term Credit Agreement contains various customary representations, warranties and covenants by the Partnership and its subsidiaries, including, without limitation, (i) commencing September 30, 2019, the Partnership and the subsidiary guarantors will be subject to financial covenants limiting leverage, including senior leverage, secured leverage and total leverage, and requiring a minimum interest coverage, (ii) negative covenants limiting indebtedness, liens, equity distributions and fundamental changes involving the Partnership or its subsidiaries and (iii) affirmative covenants requiring, among other things, reporting of financial information and material events and covenants to maintain existence and pay taxes, in each case substantially consistent with the Partnership’s existing Revolving Credit Facility.

On October 30, 2019, we amended the Term Credit Agreement, to, among other things, conform financial covenants in the Term Credit Agreement to the financial covenants set forth in the amended Credit Agreement, as described above.

Sawtooth Credit Agreement

On November 27, 2019, Sawtooth Caverns LLC (“Sawtooth”), a joint venture in which we own a 71.48% interest, entered into a credit agreement with Zions Bancorporation (doing business as “Amegy Bank”). The Sawtooth credit agreement has a capacity of $20.0 million. The commitments under the Sawtooth credit agreement expire on November 27, 2022. At December 31, 2019, no amounts had been borrowed under the Sawtooth credit agreement. Commitment fees are charged at a rate of 0.50% on any unused capacity.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $4.8 million at December 31, 2019.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2019:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Term Credit Agreement	Other Long-Term Debt	Total
	(in thousands)
2020 (three months)	$—	$—	$—	$161	$161
2021	—	—	—	4,684	4,684
2022	1,392,000	—	—	—	1,392,000
2023	—	—	—	—	—
2024	—	607,323	—	—	607,323
Thereafter	—	839,135	250,000	—	1,089,135
Total	$1,392,000	$1,446,458	$250,000	$4,845	$3,093,303

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On December 23, 2019, the trial court issued an Order certifying for immediate review by the appellate court the issue of whether the types of damages awarded by the jury are legally supportable since it was also determined by the Court that there was no contract between the parties. On January 7, 2020, the Supreme Court of Delaware entered an Order expanding the issues to be reviewed on appeal to include the additional issues raised by the NGL parties’ application - namely, whether the December 5th Order correctly set aside the jury’s $4.0 million quantum meruit award, whether certain jury instructions were correct and whether the evidence presented at trial supported the claims asserted by LCT. The Supreme Court consolidated the appeal proceedings for judicial efficiency; and set a briefing cycle for the parties whereby the appeal-related materials will likely be fully submitted by both parties by the Summer of 2020. It is our position that the awards, even if they each stand, are not cumulative. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the Board of Directors once all information is available to it and after the post-trial and any appellate process has run its course and the verdict is final as a matter of law. Because the Partnership is a named defendant in the suit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million. As of December 31, 2019, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At December 31, 2019, we have an environmental liability, measured on an undiscounted basis, of $2.1 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

In 2015, as previously disclosed, the U.S. Environmental Protection Agency (“EPA”) informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (“Gavilon Energy”), of alleged violations that occurred in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the U.S. Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint. On May 24, 2017, the court denied our motion to dismiss. Subsequently, the EPA filed a second amended complaint seeking an order declaring Western Dubuque’s RINs invalid, an order requiring us to retire an equivalent number of valid RINs and an award against us of statutory civil penalties. In May 2018, the parties completed briefing on cross-motions for summary judgment concerning liability issues in the case. On July 3, 2018, the Court denied our summary judgment motion and largely granted the plaintiff’s two summary judgment motions on liability. On July 19, 2018, Gavilon Energy reached an agreement in principle with the EPA regarding the terms of a settlement of the case, which was memorialized in a consent decree lodged to the Court on September 27, 2018. Such terms will result in Gavilon Energy paying cash of $25.0 million and retiring 36 million RINs, over a twelve-month period. The consent decree was approved by the Court on November 8, 2018. The consent decree resolves all matters between Gavilon Energy and the EPA in connection with the above-described complaint. During the fiscal year ended March 31, 2019, we paid the EPA $12.5 million and retired all 36 million RINs. On December 18, 2019, we paid the final EPA settlement amount of $12.5 million.

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

Balance at March 31, 2019	$9,723
Liabilities incurred	1,125
Liabilities assumed in acquisitions	6,641
Liabilities settled	(642)
Accretion expense	734
Balance at December 31, 2019	$17,581

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at December 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (three months)	$2,463
2021	6,453
2022	6,163
2023	4,502
2024	4,502
Thereafter	679
Total	$24,762

Amounts in the table above do not include future minimum payments related to Mid-Con and Gas Blending as Mid-Con and Gas Blending have been classified as discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

As part of the acquisition of Hillstone, discussed in Note 4, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months and nine months ended December 31, 2019, we recorded $0.4 million within operating expense in our unaudited condensed consolidated statement of operations. At December 31, 2019, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $9.7 million.

Pipeline Capacity Agreements

We have noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have assets recorded in prepaid expenses and other current assets and in other noncurrent assets in our unaudited condensed consolidated balance sheet for minimum shipping fees paid in both the current and previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2). In September 2019, we extended our commitment with one pipeline operator through March 31, 2025 and in October 2019, we extended our commitment with another pipeline operator through October 31, 2024. Both extensions are backed by long-term purchase agreements. The extension with the second operator also allows us an additional 5.5 years to recapture the minimum shipping deficiency fees discussed above.

The following table summarizes future minimum throughput payments under these agreements at December 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (three months)	$11,006
2021	35,314
2022	35,314
2023	35,314
2024	35,410
Thereafter	30,897
Total	$183,255

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Construction Commitments

At December 31, 2019, we had construction commitments of $6.5 million.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At December 31, 2019, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2020 (three months)	$49,160	824	$8,410	14,526
2021	—	—	1,341	2,100
Total	$49,160	824	$9,751	16,626

Index-Price Commodity Purchase Commitments:
2020 (three months)	$684,946	11,730	$198,694	421,949
2021	544,878	10,617	1,321	3,662
2022	394,385	8,264	—	—
2023	255,818	5,482	—	—
2024	190,259	4,110	—	—
Total	$2,070,286	40,203	$200,015	425,611

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

At December 31, 2019, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2020 (three months)	$45,605	750	$99,333	123,418
2021	—	—	13,746	20,034
2022	—	—	157	203
Total	$45,605	750	$113,236	143,655

Index-Price Commodity Sale Commitments:
2020 (three months)	$817,155	13,294	$337,627	481,567
2021	23,367	390	28,365	46,659
Total	$840,522	13,684	$365,992	528,226

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $8.3 million of our prepaid expenses and other current assets and $5.3 million of our accrued expenses and other payables at December 31, 2019.

Note 10—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts and obligations. As of December 31, 2019, we owned 8.69% of our general partner.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and the warrants that were exercised for common units during the nine months ended December 31, 2019, we issued 3,844 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Equity Issuances

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. We did not sell any common units under the ATM Program during the nine months ended December 31, 2019, and approximately $134.7 million remained available for sale under the ATM Program at December 31, 2019. The registration statement applicable to this program expired in July 2019.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase plan, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan during the three months ended December 31, 2019.

Our Distributions

The following table summarizes distributions declared on our common units during the last four quarters:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 24, 2019	May 7, 2019	May 15, 2019	$0.3900	$49,127	$85
July 23, 2019	August 7, 2019	August 14, 2019	$0.3900	$49,217	$85
October 23, 2019	November 7, 2019	November 14, 2019	$0.3900	$49,936	$86
January 23, 2020	February 7, 2020	February 14, 2020	$0.3900	$50,056	$86

Class A Convertible Preferred Units

In 2016, we received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Convertible Preferred Units (“Class A Preferred Units”) and 4,375,112 warrants.

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. There was no accretion for the beneficial conversion feature, recorded as a deemed distribution, for the three months ended December 31, 2019 as all Class A Preferred units have been redeemed, compared to $18.6 million for the three months ended December 31, 2018 and $36.5 million and $40.4 million during the nine months ended December 31, 2019 and 2018, respectively.

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

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last four quarters:

				Amount Paid to Class B
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 15, 2019	April 1, 2019	April 15, 2019	$0.5625	$4,725
June 14, 2019	July 1, 2019	July 15, 2019	$0.5625	$4,725
September 16, 2019	October 1, 2019	October 15, 2019	$0.5625	$7,079
December 16, 2019	December 31, 2019	January 15, 2020	$0.5625	$7,079

The distribution amount paid on January 15, 2020 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2019.

Class C Preferred Units

On April 2, 2019, we issued 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $42.9 million (net of the underwriters’ discount of $1.4 million and offering costs of $0.7 million).

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). The following table summarizes distributions declared on our Class C Preferred Units during the last three quarters:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Amount Paid to Class C
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
June 14, 2019	July 1, 2019	July 15, 2019	$0.5949	$1,071
September 16, 2019	October 1, 2019	October 15, 2019	$0.6016	$1,083
December 16, 2019	December 31, 2019	January 15, 2020	$0.6016	$1,083

The distribution amount paid on January 15, 2020 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2019.

Class D Preferred Units

On July 2, 2019, we completed a private placement of an aggregate of 400,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for an aggregate purchase price of $400.0 million. The private placement resulted in aggregate net proceeds to us of approximately $385.4 million (net of a closing fee of $14.6 million payable to affiliates of the purchasers and certain estimated expenses and expense reimbursements). We allocated the net proceeds, on a relative fair value basis, to the Class D Preferred Units ($343.7 million) and warrants ($41.7 million). Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the Mesquite acquisition (see Note 4).

On October 31, 2019, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for an aggregate purchase price of $200.0 million. The private placement resulted in aggregate net proceeds to us of approximately $194.7 million (net of a closing fee of $5.3 million payable to affiliates of the purchasers and certain estimated expenses and expense reimbursements). We allocated the net proceeds, on a relative fair value basis, to the Class D Preferred Units ($183.6 million) and warrants ($11.1 million). Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the Hillstone acquisition (see Note 4).

The holders of the Class D Preferred Units are entitled to receive a cumulative, quarterly distribution in arrears on each Class D Preferred Unit then held at an annual rate of (i) 9.00% per annum for all periods during which the Class D Preferred Units are outstanding beginning on the Closing Date and ending on the date and including the last day of the eleventh full quarter following the Closing Date, (ii) 10.00% per annum for all periods during which the Class D Preferred Units are outstanding beginning on and including the first day of the twelfth full quarter following the Closing Date and ending on the last day of the nineteenth full quarter following the Closing Date, and (iii) thereafter, 10.00% per annum or, at the purchasers’ election from time to time, a floating rate equal to the applicable three-month LIBOR, plus 7.00% per annum. The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per unit per year).

The following table summarizes distributions declared on our Class D Preferred Units during the last two quarters:

				Amount Paid to Class D
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
October 23, 2019	November 7, 2019	November 14, 2019	$11.25	$4,450
January 23, 2020	February 7, 2020	February 14, 2020	$11.25	$6,075

The distributions for the nine months ended December 31, 2019 of $10.5 million represented 50% of the Class D Preferred Units distribution amount. In accordance with the terms of our Partnership Agreement, the value of each Class D Preferred Unit shall automatically increase by the non-cash accretion, which is approximately $10.5 million in the aggregate with respect to the distributions for the nine months ended December 31, 2019.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At any time after the Closing Date, the Partnership shall have the right to redeem all of the outstanding Class D Preferred Units at a price per Class D Preferred Unit equal to the sum of the then-unpaid accumulations with respect to such Class D Preferred Unit and the greater of either the applicable multiple on invested capital or the applicable redemption price based on an applicable internal rate of return, as more fully described in the Amended and Restated Partnership Agreement. At any time on or after the eighth anniversary of the Closing Date, each Class D Preferred Unitholder will have the right to require the Partnership to redeem on a date not prior to the 180th day after such anniversary all or a portion of the Class D Preferred Units then held by such preferred unitholder for the then-applicable redemption price, which may be paid in cash or, at the Partnership’s election, a combination of cash and a number of Common Units not to exceed one-half of the aggregate then-applicable redemption price, as more fully described in the Amended and Restated Partnership Agreement. Upon a Class D Change of Control (as defined in the Amended and Restated Partnership Agreement), each Class D Preferred Unitholder will have the right to require the Partnership to redeem the Class D Preferred Units then held by such Preferred Unitholder at a price per Class D Preferred Unit equal to the applicable redemption price. The Class D Preferred Units generally will not have any voting rights, except with respect to certain matters which require the vote of the Class D Preferred Units. The Class D Preferred Units generally do not have any voting rights, except that the Class D Preferred Units shall be entitled to vote as a separate class on any matter on which unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Class D Preferred Units in relation to other classes of Partnership Interests (as defined in the Amended and Restated Partnership Agreement) or as required by law. The consent of a majority of the then-outstanding Class D Preferred Units, with one vote per Class D Preferred Unit, shall be required to approve any matter for which the preferred unitholders are entitled to vote as a separate class or the consent of the representative of the Class D Preferred Unitholders, as applicable.

The warrants issued in the July 2, 2019 private placement are exercisable for, in the aggregate, 17,000,000 common units, of which 10,000,000 were issued with an exercise price of $17.45 per common unit (the “Premium Warrants”), and the remaining warrants to purchase 7,000,000 common units were issued with an exercise price of $14.54 per common unit (the “Par Warrants”). The warrants issued in the October 31, 2019 private placement are exercisable for, in the aggregate, 8,500,000 common units, of which, 5,000,000 were issued with an exercise price of $16.28 per common unit, and the remaining warrants to purchase 3,500,000 common units were issued with an exercise price of $13.56 per common unit. The warrants may be exercised from and after the first anniversary of the date of issuance. Unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

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

Registration Rights Agreement

In connection with the issuance of the Class D Preferred Units, we entered into a registration rights agreement (“Registration Rights Agreement”) with the purchasers of the Class D Preferred Units (“Purchasers”), pursuant to which we are required to prepare and file a registration statement (the “Registration Statement”) within 180 days of the Closing Date, to permit the public resale of (i) the Class D Preferred Units, (ii) the common units issued or issuable upon the exercise of the warrants, (iii) the common units that are issuable pursuant to the terms of the Class D Preferred Units in connection with a redemption of the Class D Preferred Units and (iv) any common units issued in lieu of cash as liquidated damages under the Registration Rights Agreement. The Partnership is also required to use its commercially reasonable efforts to cause the Registration Statement to become effective no later than 360 days after the Closing Date. The Registration Rights Agreement provides that if the Registration Statement is not declared effective on or prior to the Registration Statement Deadline, the Partnership will be liable to the Purchasers for liquidated damages in accordance with a formula, subject to the limitations set forth in the Registration Rights Agreement. Such liquidated damages would be payable in cash, or if payment in cash would breach any covenant or a cause a default under a credit facility or any other debt instrument filed by the Partnership as an exhibit to a periodic report filed with the SEC, then such liquidated damages would be payable in the form of newly issued common units. In addition, the Registration Rights Agreement grants the Purchasers piggyback registration rights. These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties. The Registration Statement was filed with the SEC on December 27, 2019.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Board Rights Agreement

In connection with the issuance of the Class D Preferred Units, we entered into a board rights agreement pursuant to which affiliates of the Purchasers will have the right to designate one director on the board of directors of our general partner, so long as the Purchasers and their respective affiliates, in the aggregate, own either at least (i) (A) 50% of the number of Class D Preferred Units issued on the Closing Date or (B) 50% of the aggregate liquidation preference of any class or series of Class D Parity Securities (as defined in the Amended and Restated Partnership Agreement), or (ii) warrants and/or common units that, in the aggregate, comprise 10% or more of the then-outstanding common units.

Amended and Restated Partnership Agreement

On October 31, 2019, NGL Energy Holdings LLC executed the Seventh Amended and Restated Agreement of Limited Partnership. The preferences, rights, powers and duties of holders of Class D Preferred Units are defined in the Amended and Restated Partnership Agreement. The Class D Preferred Units rank senior to the common units with respect to payment of distributions and distribution of assets upon liquidation, dissolution and winding up, and are in parity with the Class B Preferred Units and Class C Preferred Units. The Class D Preferred Units have no stated maturity, but we may redeem the Class D Preferred Units at any time after the Closing Date or upon the occurrence of a change in control.

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

The restricted units vest contingent on the continued service of the recipients through the vesting date (the “Service Awards”).

The following table summarizes the Service Award activity during the nine months ended December 31, 2019:

Unvested Service Award units at March 31, 2019	2,308,400
Units granted	2,095,681
Units vested and issued	(2,470,756)
Units forfeited	(152,425)
Unvested Service Award units at December 31, 2019	1,780,900

In connection with the vesting of certain restricted units during the nine months ended December 31, 2019, we canceled 88,718 of the newly-vested common units in satisfaction of $1.2 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

The following table summarizes the scheduled vesting of our unvested Service Award units at December 31, 2019:

Fiscal Year Ending March 31,
2020 (three months)	443,725
2021	890,200
2022	446,975
Total	1,780,900

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended December 31, 2019 and 2018, we recorded compensation expense related to Service Award units of $1.8 million and $3.4 million, respectively. During the nine months ended December 31, 2019 and 2018, we recorded compensation expense related to Service Award units of $6.6 million and $8.5 million, respectively.

Of the restricted units granted and vested during the nine months ended December 31, 2019, 1,886,131 units were granted for performance bonuses. The total amount of these bonus payments was $24.5 million, of which we had accrued $8.7 million as of March 31, 2019.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at December 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (three months)	$1,697
2021	4,640
2022	1,579
Total	$7,916

As of December 31, 2019, there are approximately 2.7 million common units remaining available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	December 31, 2019		March 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$3,671	$(9,877)	$3,754	$(1,349)
Level 2 measurements	8,819	(5,469)	8,882	(5,119)
	12,490	(15,346)	12,636	(6,468)

Netting of counterparty contracts (1)	(3,824)	3,824	(1,577)	1,577
Net cash collateral provided (held)	14,460	6,105	1,740	(208)
Commodity derivatives	$23,126	$(5,417)	$12,799	$(5,099)

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2019	March 31, 2019
	(in thousands)
Prepaid expenses and other current assets	$23,126	$12,799
Accrued expenses and other payables	(5,353)	(4,960)
Other noncurrent liabilities	(64)	(139)
Net commodity derivative asset	$17,709	$7,700

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2019:
Crude oil fixed-price (1)	January 2020–December 2020	(4,359)	$(5,330)
Propane fixed-price (1)	January 2020–March 2021	271	(1,332)
Refined products fixed-price (1)	January 2020–January 2021	(327)	(1,103)
Other	January 2020–March 2022		4,909
			(2,856)
Net cash collateral provided			20,565
Net commodity derivative asset			$17,709

At March 31, 2019:
Crude oil fixed-price (1)	April 2019–December 2020	(1,961)	979
Propane fixed-price (1)	April 2019–March 2020	198	608
Refined products fixed-price (1)	April 2019–January 2021	(177)	376
Other	April 2019–March 2022		4,205
			6,168
Net cash collateral provided			1,532
Net commodity derivative asset			$7,700

(1)
We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

Amounts as of December 31, 2019 and March 31, 2019 in the tables above do not include commodity derivative contract positions related to Mid-Con and Gas Blending, as these amounts have been classified as current and noncurrent assets and liabilities held for sale within our December 31, 2019 and March 31, 2019 unaudited condensed consolidated balance sheets (see Note 16). Amounts as of March 31, 2019 in the tables above do not include commodity derivative contract positions related to TPSL, as these amounts have been classified as current assets and liabilities held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet (see Note 16).

During the three months and nine months ended December 31, 2019, we recorded a net loss of $15.1 million and a net gain of $0.8 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the three months and nine months ended December 31, 2018, we recorded net gains of $69.7 million and $30.0 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. These amounts do not include net gains and losses related to Mid-

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2019, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2019, we had $1.4 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 4.07%.

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2019, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 4.74%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2019 (in thousands):

Senior Unsecured Notes:
2023 Notes	$608,272
2025 Notes	$366,273
2026 Notes	$436,478

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$646,296	$718,621	$1,925,039	$2,300,703
Crude oil transportation and other	44,613	40,003	127,767	107,032
Non-Topic 606 revenues	3,585	2,909	10,825	9,291
Elimination of intersegment sales	(3,505)	(10,353)	(15,330)	(21,962)
Total Crude Oil Logistics revenues	690,989	751,180	2,048,301	2,395,064
Water Solutions:
Topic 606 revenues
Disposal service fees	94,218	55,470	226,635	167,573
Sale of recovered hydrocarbons	16,470	17,337	45,566	56,063
Freshwater revenues	5,634	651	9,737	1,939
Other service revenues	5,285	1,986	12,701	5,753
Non-Topic 606 revenues	—	14	—	39
Total Water Solutions revenues	121,607	75,458	294,639	231,367
Liquids:
Topic 606 revenues
Propane sales	309,668	372,224	564,820	793,605
Butane sales	226,730	222,412	396,776	481,459
Other product sales	145,082	151,246	376,148	471,547
Service revenues	5,181	7,616	22,230	17,509
Non-Topic 606 revenues	5,506	6,314	14,658	16,506
Elimination of intersegment sales	(6,542)	(10,379)	(12,851)	(20,854)
Total Liquids revenues	685,625	749,433	1,361,781	1,759,772
Refined Products and Renewables:
Topic 606 revenues
Refined products sales	627,590	650,780	1,942,146	1,944,959
Non-Topic 606 revenues	100,438	68,199	255,090	233,775
Total Refined Products and Renewables revenues	728,028	718,979	2,197,236	2,178,734
Corporate and Other:
Non-Topic 606 revenues	280	319	799	1,066
Total Corporate and Other revenues	280	319	799	1,066
Total revenues	$2,226,529	$2,295,369	$5,902,756	$6,566,003

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 7 and Note 8) and operating income (loss) by segment for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$17,950	$18,387	$53,228	$56,566
Water Solutions	48,184	27,561	114,438	79,212
Liquids	6,833	6,449	20,718	19,449
Refined Products and Renewables	197	233	578	699
Corporate and Other	3,752	2,975	9,651	9,340
Total depreciation and amortization	$76,916	$55,605	$198,613	$165,266

Operating Income (Loss):
Crude Oil Logistics	$28,696	$32,022	$101,018	$(36,694)
Water Solutions	(583)	86,737	34,380	97,476
Liquids	64,084	21,532	80,965	34,913
Refined Products and Renewables	24,954	20,552	32,242	4,516
Corporate and Other	(20,756)	(16,394)	(74,575)	(69,176)
Total operating income	$96,395	$144,449	$174,030	$31,035

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions. The information below does not include goodwill by segment.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Crude Oil Logistics	$4,953	$6,169	$23,817	$21,701
Water Solutions	692,826	115,928	1,838,237	463,423
Liquids	2,641	357	13,465	1,738
Refined Products and Renewables	—	—	224	—
Corporate and Other	2,427	248	5,485	846
Total	$702,847	$122,702	$1,881,228	$487,708

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	December 31, 2019	March 31, 2019
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,581,887	$1,584,636
Water Solutions	3,523,877	1,600,836
Liquids (1)	616,602	498,767
Refined Products and Renewables	38,790	29,477
Corporate and Other	33,707	26,569
Total	$5,794,863	$3,740,285

(1)	Includes $28.9 million and $0.5 million of non-US long-lived assets at December 31, 2019 and March 31, 2019, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2019	March 31, 2019
	(in thousands)
Total assets:
Crude Oil Logistics	$2,155,695	$2,237,612
Water Solutions	3,676,248	1,668,292
Liquids (1)	967,024	721,008
Refined Products and Renewables	264,468	383,026
Corporate and Other	84,027	77,019
Assets held for sale	95,093	815,536
Total	$7,242,555	$5,902,493

(1)	Includes $48.7 million and $12.0 million of non-US total assets at December 31, 2019 and March 31, 2019, respectively.

The tables above do not include amounts related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations and held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet and December 31, 2019 balance sheet for Mid-Con and Gas Blending (see Note 16).

Note 13—Transactions with Affiliates

A member of the board of directors of our general partner is an executive officer of WPX Energy, Inc. (“WPX”). We purchase crude oil from and sell crude oil to WPX (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues in our unaudited condensed consolidated statement of operations). We also treat and dispose of produced water and solids received from WPX.

SemGroup Corporation (“SemGroup”) holds ownership interests in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our unaudited condensed consolidated statements of operations. In December 2019, Energy Transfer LP (“ET”) acquired SemGroup. During the three months ended December 31, 2019, we reevaluated our related parties and determined that SemGroup/ET no longer meet the criteria to be disclosed as a related party. For the tables below, information disclosed in prior periods have been retained but we have not disclosed any information related to transactions for the three months ended December 31, 2019.

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Sales to WPX	$13,888	$8,779	$36,716	$18,550
Purchases from WPX (1)	$81,578	$91,391	$247,745	$248,718
Sales to SemGroup		$257	$458	$926
Purchases from SemGroup		$—	$—	$1,337
Sales to entities affiliated with management	$3,642	$4,691	$5,362	$10,336
Purchases from entities affiliated with management	$953	$675	$3,068	$2,481
Purchases from equity method investees	$188	$—	$317	$—

(1)	Amount primarily relates to purchases of crude oil under the definitive agreement we signed with WPX.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts receivable from affiliates consist of the following at the dates indicated:

	December 31, 2019	March 31, 2019
	(in thousands)
Receivables from NGL Energy Holdings LLC	$8,332	$7,277
Receivables from WPX	3,573	5,185
Receivables from SemGroup		71
Receivables from entities affiliated with management	540	334
Total	$12,445	$12,867

Accounts payable to affiliates consist of the following at the dates indicated:

	December 31, 2019	March 31, 2019
	(in thousands)
Payables to WPX	$28,509	$27,844
Payables to entities affiliated with management	629	625
Payables to equity method investees	236	—
Total	$29,374	$28,469

Other Related Party Transactions

Acquisition of Interest in KAIR2014 LLC

During the three months ended June 30, 2019, we purchased a 50% interest in an aircraft company, KAIR2014 LLC, for $0.9 million in cash and accounted for our interest using the equity method of accounting (see Note 2). The remaining interest in KAIR2014 LLC is owned by our Chief Executive Officer, H. Michael Krimbill.

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

During the three months ended December 31, 2019, we purchased a 1.08% interest in our general partner, NGL Energy Holdings LLC, for $1.4 million in cash and accounted for this as a deduction within limited partners’ equity in our unaudited condensed consolidated balance sheet.

Note 14—Revenue from Contracts with Customers

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of December 31, 2019.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Refined Products and Renewables segment includes $1.2 million of net losses related to changes in the mark-to-market value of these arrangements recorded during the nine months ended December 31, 2019.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at December 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (three months)	$69,796
2021	217,453
2022	208,223
2023	202,046
2024	171,541
Thereafter	305,061
Total	$1,174,120

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	Balance at
	March 31, 2019	December 31, 2019
	(in thousands)
Accounts receivable from contracts with customers	$613,827	$602,350

Contract liabilities at March 31, 2019	$8,461
Payment received and deferred	49,098
Payment recognized in revenue	(27,566)
Contract liabilities at December 31, 2019	$29,993

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

At December 31, 2019, we had operating lease right-of-use assets of $183.1 million and current and noncurrent operating lease obligations of $57.1 million and $122.8 million, respectively, on our unaudited condensed consolidated balance sheet. At December 31, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 6.46 years and 5.81%, respectively.

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2019	2019
	(in thousands)
Operating lease cost	$22,320	$66,707
Variable lease cost	6,170	11,835
Short-term lease cost	219	478
Total lease cost	$28,709	$79,020

Amounts in the table above do not include lease expense related to TPSL and Gas Blending, as these amounts have been classified within discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Rental expense relating to operating leases was $22.0 million and $69.1 million during the three months and nine months ended December 31, 2018, respectively. These amounts do not include rental expense related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

The following table summarizes maturities of our operating lease liabilities at December 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (three months)	$17,154
2021	60,126
2022	41,674
2023	28,974
2024	17,139
Thereafter	59,910
Total lease payments	224,977
Less imputed interest	(45,088)
Total operating lease liabilities	$179,889

The following table summarizes future minimum lease payments under various noncancelable operating lease agreements at March 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020	$78,348
2021	60,417
2022	43,259
2023	29,252
2024	18,341
Thereafter	41,845
Total	$271,462

Amounts in the table above do not include future minimum lease payments related to Mid-Con, Gas Blending and TPSL, which have been classified as discontinued operations in our unaudited condensed consolidated statements of operations (see Note 16).

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the period indicated:

Nine Months Ended December 31,
2019
(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$81,779
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$584,538

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended December 31, 2019, fixed rental revenue was $4.9 million, which includes $1.3 million of sublease revenue. During the nine months ended December 31, 2019, fixed rental revenue was $15.8 million, which includes $3.7 million of sublease revenue.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at December 31, 2019 (in thousands):

Fiscal Year Ending March 31,
2020 (three months)	$4,814
2021	16,190
2022	6,634
2023	5,387
2024	5,057
Thereafter	16,282
Total	$54,364

Note 16—Assets and Liabilities Held for Sale and Discontinued Operations

As discussed in Note 1, we have classified certain assets and liabilities of the Mid-Con and Gas Blending businesses as held for sale and the operations as discontinued. On January 3, 2020, we completed the sale of Mid-Con to a third-party. See Note 1 for a further discussion.

As discussed in Note 1, the assets and liabilities of TPSL have been classified as held for sale and the operations as discontinued. On September 30, 2019, we completed the sale of TPSL and associated assets to Trajectory. See Note 1 for a further discussion.

As discussed in Note 1, on July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior and on August 14, 2018, we sold our previously held interest in Victory Propane, and the operations of our Retail Propane segment have been classified as discontinued. See Note 1 for a further discussion.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the major classes of assets and liabilities of Mid-Con, Gas Blending and TPSL classified as held for sale at the dates indicated:

	December 31, 2019	March 31, 2019
	(in thousands)
Current Assets Held for Sale
Accounts receivable-trade, net	$—	$164,716
Inventories	44,500	327,015
Operating lease right-of-use assets	19,873	—
Prepaid expenses and other current assets	28,027	89,254
Goodwill	2,693	—
Total current assets held for sale	95,093	580,985
Noncurrent Assets Held for Sale
Property, plant and equipment, net	—	15,553
Goodwill	—	35,405
Intangible assets, net	—	137,446
Other noncurrent assets (1)	—	46,147
Total noncurrent assets held for sale	—	234,551
Total assets held for sale	$95,093	$815,536

Current Liabilities Held for Sale
Accounts payable-trade	$—	$85,602
Accrued expenses and other payables	21,026	140,691
Advance payments received from customers	—	460
Operating lease obligations	19,873	—
Total current liabilities held for sale	40,899	226,753
Noncurrent Liabilities Held for Sale
Other noncurrent liabilities	—	33
Total noncurrent liabilities held for sale	—	33
Total liabilities held for sale	$40,899	$226,786

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Revenues	$1,938,398	$4,081,451	$10,493,630	$12,380,744
Cost of sales	1,936,324	4,065,723	10,497,492	12,310,152
Operating expenses	397	2,587	5,898	34,572
General and administrative expense	—	20	53	2,699
Depreciation and amortization	—	153	749	9,164
Loss (gain) on disposal or impairment of assets, net (1)	7,791	(263)	182,240	(407,646)
Operating (loss) income from discontinued operations	(6,114)	13,231	(192,802)	431,803
Equity in earnings of unconsolidated entities	—	—	—	1,183
Interest expense	(1)	—	(111)	(126)
Other income, net	—	105	133	773
(Loss) income from discontinued operations before taxes (2)	(6,115)	13,336	(192,780)	433,633
Income tax expense	—	(7)	(20)	(132)
(Loss) income from discontinued operations, net of tax	$(6,115)	$13,329	$(192,800)	$433,501

(1)
Amount for the nine months ended December 31, 2019 includes a loss of $181.2 million on the sale of TPSL and a loss of $1.0 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018. Amount for the nine months ended December 31, 2018 includes a gain of $408.9 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018, partially offset by a loss of $1.3 million on the sale of a portion of our Retail Propane segment to DCC on March 30, 2018 related to a working capital adjustment.

(2)	Amount includes a loss attributable to redeemable noncontrolling interests of $0.4 million for the nine months ended December 31, 2018.

Continuing Involvement

As of December 31, 2019, we have commitments to purchase 1.1 million gallons of finished gasoline, valued at $1.7 million (based on the contract price), from Trajectory, the purchaser of TPSL, through January 2020. During the three months and nine months ended December 31, 2019, we received $3.6 million and $3.6 million, respectively, from Trajectory for finished gasoline sold to them during the period. During the three months and nine months ended December 31, 2019, we paid $1.8 million and $1.8 million, respectively, to Trajectory for finished gasoline purchased from them during the period.

As of December 31, 2019, we have commitments to sell up to 30.9 million gallons of propane, valued at $18.1 million (based on the contract price), to Superior and DCC LPG, the purchasers of our former Retail Propane segment, through March 2021. During the three months and nine months ended December 31, 2019, we received a combined $3.8 million and $7.5 million, respectively, from Superior and DCC LPG for propane sold to them during the period.

Note 17—Subsequent Events

On January 3, 2020, we completed the sale of our Mid-Con business. The business was sold to a third-party whom purchased the inventory and open derivative positions and assumed the Partnership’s obligations under certain system storage agreements. The Partnership retained all of the outstanding accounts receivable and accounts payable balances associated with this business that related to transactions prior to the closing date. To facilitate the assignment of the system storage agreements, the Partnership paid $6.3 million. See Note 1 and Note 16 for a further discussion of the transaction.

On January 31, 2020, we paid Trajectory $41.7 million, which includes interest charges through the date of payment, related to the final working capital adjustment for the sale of TPSL. See Note 1 and Note 16 for a further discussion of the transaction.

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

As discussed further in Note 1 and Note 16, certain assets and liabilities related to Mid-Con and Gas Blending and the assets and liabilities related to TPSL have been classified as held for sale within our March 31, 2019 unaudited condensed consolidated balance sheet and December 31, 2019 unaudited condensed consolidated balance sheet for Mid-Con and Gas Blending and the results of operations and cash flows related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	December 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182,635	$—	$(174,771)	$4,144	$—	$12,008
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	947,307	227	—	947,534
Accounts receivable-affiliates	—	—	12,445	—	—	12,445
Inventories	—	—	182,977	761	—	183,738
Prepaid expenses and other current assets	—	—	90,239	455	—	90,694
Assets held for sale	—	—	95,093	—	—	95,093
Total current assets	182,635	—	1,153,290	5,587	—	1,341,512
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	2,510,670	193,442	—	2,704,112
GOODWILL	—	—	1,301,880	5,175	—	1,307,055
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,530,120	70,435	—	1,600,555
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	22,236	—	—	22,236
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,768,795	—	(1,699,213)	(69,582)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,019,081	—	123,793	—	(2,142,874)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	—	—	178,607	4,534	—	183,141
OTHER NONCURRENT ASSETS	—	—	83,944	—	—	83,944
Total assets	$3,970,511	$—	$5,205,327	$209,591	$(2,142,874)	$7,242,555
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$846,667	$100	$—	$846,767
Accounts payable-affiliates	1	—	29,373	—	—	29,374
Accrued expenses and other payables	30,537	—	321,126	1,185	—	352,848
Advance payments received from customers	—	—	27,108	2,885	—	29,993
Current maturities of long-term debt	—	—	4,835	—	—	4,835
Operating lease obligations	—	—	56,747	344	—	57,091
Liabilities held for sale	—	—	40,899	—	—	40,899
Total current liabilities	30,538	—	1,326,755	4,514	—	1,361,807
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,429,027	—	1,639,178	—	—	3,068,205
OPERATING LEASE OBLIGATIONS	—	—	118,847	3,951	—	122,798
OTHER NONCURRENT LIABILITIES	—	—	101,466	2,594	—	104,060
CLASS D 9.00% PREFERRED UNITS	531,768	—	—	—	—	531,768
EQUITY:
Partners’ equity	1,979,178	—	2,019,081	198,780	(2,217,613)	1,979,426
Accumulated other comprehensive loss	—	—	—	(248)	—	(248)
Noncontrolling interests	—	—	—	—	74,739	74,739
Total equity	1,979,178	—	2,019,081	198,532	(2,142,874)	2,053,917
Total liabilities and equity	$3,970,511	$—	$5,205,327	$209,591	$(2,142,874)	$7,242,555

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Balance Sheet
(in Thousands)

	March 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,798	$—	$3,728	$2,046	$—	$18,572
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	996,192	2,011	—	998,203
Accounts receivable-affiliates	—	—	12,867	—	—	12,867
Inventories	—	—	135,094	1,034	—	136,128
Prepaid expenses and other current assets	—	—	65,443	475	—	65,918
Assets held for sale	—	—	580,985	—	—	580,985
Total current assets	12,798	—	1,794,309	5,566	—	1,812,673
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	1,620,084	208,856	—	1,828,940
GOODWILL	—	—	1,105,281	5,175	—	1,110,456
INTANGIBLE ASSETS, net of accumulated amortization	—	—	725,542	75,347	—	800,889
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	1,127	—	—	1,127
NET INTERCOMPANY RECEIVABLES (PAYABLES)	862,186	—	(808,610)	(53,576)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	2,503,848	—	170,690	—	(2,674,538)	—
OTHER NONCURRENT ASSETS	—	—	113,857	—	—	113,857
ASSETS HELD FOR SALE	—	—	234,551	—	—	234,551
Total assets	$3,378,832	$—	$4,956,831	$241,368	$(2,674,538)	$5,902,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$872,122	$6,941	$—	$879,063
Accounts payable-affiliates	1	—	28,468	—	—	28,469
Accrued expenses and other payables	25,497	—	80,765	1,497	—	107,759
Advance payments received from customers	—	—	7,550	911	—	8,461
Current maturities of long-term debt	—	—	648	—	—	648
Liabilities held for sale	—	—	226,753	—	—	226,753
Total current liabilities	25,498	—	1,216,306	9,349	—	1,251,153
LONG-TERM DEBT, net of debt issuance costs and current maturities	984,450	—	1,175,683	—	—	2,160,133
OTHER NONCURRENT LIABILITIES	—	—	60,961	2,581	—	63,542
NONCURRENT LIABILITIES HELD FOR SALE	—	—	33	—	—	33
CLASS A 10.75% CONVERTIBLE PREFERRED UNITS	149,814	—	—	—	—	149,814
EQUITY:
Partners’ equity	2,219,070	—	2,503,848	229,693	(2,733,286)	2,219,325
Accumulated other comprehensive loss	—	—	—	(255)	—	(255)
Noncontrolling interests	—	—	—	—	58,748	58,748
Total equity	2,219,070	—	2,503,848	229,438	(2,674,538)	2,277,818
Total liabilities and equity	$3,378,832	$—	$4,956,831	$241,368	$(2,674,538)	$5,902,493

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended December 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$2,223,900	$5,127	$(2,498)	$2,226,529
COST OF SALES	—	—	1,937,767	36	(2,331)	1,935,472
OPERATING COSTS AND EXPENSES:
Operating	—	—	92,180	2,399	(167)	94,412
General and administrative	—	—	28,952	198	—	29,150
Depreciation and amortization	—	—	70,396	3,330	—	73,726
Gain on disposal or impairment of assets, net	—	—	(12,626)	—	—	(12,626)
Revaluation of liabilities	—	—	10,000	—	—	10,000
Operating Income (Loss)	—	—	97,231	(836)	—	96,395
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	534	—	—	534
Interest expense	(26,664)	—	(20,241)	(26)	11	(46,920)
Other (expense) income, net	—	—	(229)	14	(11)	(226)
(Loss) Income From Continuing Operations Before Income Taxes	(26,664)	—	77,295	(848)	—	49,783
INCOME TAX EXPENSE	—	—	(677)	—	—	(677)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	69,821	—	(682)	—	(69,139)	—
Income (Loss) From Continuing Operations	43,157	—	75,936	(848)	(69,139)	49,106
Loss From Discontinued Operations, Net of Tax	—	—	(6,115)	—	—	(6,115)
Net Income (Loss)	43,157	—	69,821	(848)	(69,139)	42,991
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					166	166
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$43,157	$—	$69,821	$(848)	$(68,973)	$43,157

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Three Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$2,292,268	$4,286	$(1,185)	$2,295,369
COST OF SALES	—	—	2,049,328	518	(1,185)	2,048,661
OPERATING COSTS AND EXPENSES:
Operating	—	—	58,389	2,076	—	60,465
General and administrative	—	—	24,599	160	—	24,759
Depreciation and amortization	—	—	50,724	2,557	—	53,281
Gain on disposal or impairment of assets, net	—	—	(36,246)	—	—	(36,246)
Operating Income (Loss)	—	—	145,474	(1,025)	—	144,449
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	1,777	—	—	1,777
Interest expense	(24,026)	—	(15,124)	(12)	11	(39,151)
Loss on early extinguishment of liabilities, net	(10,083)	—	—	—	—	(10,083)
Other income, net	—	—	1,198	—	(11)	1,187
(Loss) Income From Continuing Operations Before Income Taxes	(34,109)	—	133,325	(1,037)	—	98,179
INCOME TAX EXPENSE	—	—	(980)	—	—	(980)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	144,944	—	(730)	—	(144,214)	—
Income (Loss) From Continuing Operations	110,835	—	131,615	(1,037)	(144,214)	97,199
Income From Discontinued Operations, Net of Tax	—	—	13,329	—	—	13,329
Net Income (Loss)	110,835	—	144,944	(1,037)	(144,214)	110,528
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					307	307
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$110,835	$—	$144,944	$(1,037)	$(143,907)	$110,835

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Nine Months Ended December 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$5,869,693	$38,501	$(5,438)	$5,902,756
COST OF SALES	—	—	5,218,841	535	(4,771)	5,214,605
OPERATING COSTS AND EXPENSES:
Operating	—	—	217,662	13,615	(667)	230,610
General and administrative	—	—	92,730	670	—	93,400
Depreciation and amortization	—	—	180,630	9,963	—	190,593
Gain on disposal or impairment of assets, net	—	—	(10,478)	(4)	—	(10,482)
Revaluation of liabilities	—	—	10,000	—	—	10,000
Operating Income	—	—	160,308	13,722	—	174,030
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	277	—	—	277
Interest expense	(79,119)	—	(52,680)	(49)	34	(131,814)
Other income, net	—	—	947	54	(34)	967
(Loss) Income From Continuing Operations Before Income Taxes	(79,119)	—	108,852	13,727	—	43,460
INCOME TAX EXPENSE	—	—	(996)	—	—	(996)
EQUITY IN NET (LOSS) INCOME FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(70,654)	—	14,290	—	56,364	—
(Loss) Income From Continuing Operations	(149,773)	—	122,146	13,727	56,364	42,464
Loss From Discontinued Operations, Net of Tax	—	—	(192,800)	—	—	(192,800)
Net (Loss) Income	(149,773)	—	(70,654)	13,727	56,364	(150,336)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					563	563
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(149,773)	$—	$(70,654)	$13,727	$56,927	$(149,773)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Operations
(in Thousands)

	Nine Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$6,558,089	$10,768	$(2,854)	$6,566,003
COST OF SALES	—	—	6,049,032	495	(2,854)	6,046,673
OPERATING COSTS AND EXPENSES:
Operating	—	—	166,013	6,206	—	172,219
General and administrative	—	—	85,737	691	—	86,428
Depreciation and amortization	—	—	150,093	7,678	—	157,771
Loss on disposal or impairment of assets, net	—	—	71,077	—	—	71,077
Revaluation of liabilities	—	—	800	—	—	800
Operating Income (Loss)	—	—	35,337	(4,302)	—	31,035
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	2,375	—	—	2,375
Interest expense	(83,011)	—	(43,764)	(35)	34	(126,776)
Loss on early extinguishment of liabilities, net	(10,220)	—	—	—	—	(10,220)
Other expense, net	—	—	(31,196)	—	(219)	(31,415)
Loss From Continuing Operations Before Income Taxes	(93,231)	—	(37,248)	(4,337)	(185)	(135,001)
INCOME TAX EXPENSE	—	—	(2,322)	—	—	(2,322)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	391,025	—	(3,750)	—	(387,275)	—
Income (Loss) From Continuing Operations	297,794	—	(43,320)	(4,337)	(387,460)	(137,323)
Income (Loss) From Discontinued Operations, Net of Tax	—	—	434,345	(1,029)	185	433,501
Net Income (Loss)	297,794	—	391,025	(5,366)	(387,275)	296,178
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					1,170	1,170
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					446	446
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$297,794	$—	$391,025	$(5,366)	$(385,659)	$297,794

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended December 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$43,157	$—	$69,821	$(848)	$(69,139)	$42,991
Other comprehensive (loss) income	—	—	(1)	17	—	16
Comprehensive income (loss)	$43,157	$—	$69,820	$(831)	$(69,139)	$43,007

	Three Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$110,835	$—	$144,944	$(1,037)	$(144,214)	$110,528
Other comprehensive loss	—	—	—	(3)	—	(3)
Comprehensive income (loss)	$110,835	$—	$144,944	$(1,040)	$(144,214)	$110,525

	Nine Months Ended December 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(149,773)	$—	$(70,654)	$13,727	$56,364	$(150,336)
Other comprehensive income (loss)	—	—	17	(10)	—	7
Comprehensive (loss) income	$(149,773)	$—	$(70,637)	$13,717	$56,364	$(150,329)

	Nine Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$297,794	$—	$391,025	$(5,366)	$(387,275)	$296,178
Other comprehensive loss	—	—	(1)	(26)	—	(27)
Comprehensive income (loss)	$297,794	$—	$391,024	$(5,392)	$(387,275)	$296,151

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Nine Months Ended December 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(74,889)	$—	$308,905	$39,572	$273,588
Net cash provided by operating activities-discontinued operations	—	—	59,890	—	59,890
Net cash (used in) provided by operating activities	(74,889)	—	368,795	39,572	333,478
INVESTING ACTIVITIES:
Capital expenditures	—	—	(380,050)	(47,203)	(427,253)
Acquisitions, net of cash acquired	—	—	(1,262,853)	—	(1,262,853)
Net settlements of commodity derivatives	—	—	2,735	—	2,735
Proceeds from sales of assets	—	—	17,052	4	17,056
Investments in unconsolidated entities	—	—	(21,272)	—	(21,272)
Distributions of capital from unconsolidated entities	—	—	440	—	440
Repayments on loan for natural gas liquids facility	—	—	3,022	—	3,022
Net cash used in investing activities-continuing operations	—	—	(1,640,926)	(47,199)	(1,688,125)
Net cash provided by investing activities-discontinued operations	—	—	281,908	—	281,908
Net cash used in investing activities	—	—	(1,359,018)	(47,199)	(1,406,217)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	3,461,000	—	3,461,000
Payments on Revolving Credit Facility	—	—	(3,240,000)	—	(3,240,000)
Issuance of senior unsecured notes and term credit agreement	450,000	—	250,000	—	700,000
Payments on other long-term debt	—	—	(489)	—	(489)
Debt issuance costs	(8,034)	—	(5,164)	—	(13,198)
Distributions to general and common unit partners and preferred unitholders	(180,021)	—	—	—	(180,021)
Distributions to noncontrolling interest owners	—	—	—	(570)	(570)
Proceeds from sale of preferred units, net of offering costs	622,965	—	—	—	622,965
Payments for redemption of preferred units	(265,128)	—	—	—	(265,128)
Common unit repurchases and cancellations	(1,205)	—	—	—	(1,205)
Payments for settlement and early extinguishment of liabilities	—	—	(1,953)	—	(1,953)
Investment in NGL Energy Holdings LLC	(15,226)	—	—	—	(15,226)
Net changes in advances with consolidated entities	(358,625)	—	348,330	10,295	—
Net cash provided by financing activities	244,726	—	811,724	9,725	1,066,175
Net increase (decrease) in cash and cash equivalents	169,837	—	(178,499)	2,098	(6,564)
Cash and cash equivalents, beginning of period	12,798	—	3,728	2,046	18,572
Cash and cash equivalents, end of period	$182,635	$—	$(174,771)	$4,144	$12,008

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows
(in Thousands)

	Nine Months Ended December 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(92,619)	$—	$92,240	$3,759	$(185)	$3,195
Net cash provided by operating activities-discontinued operations	—	—	109,242	3,221	—	112,463
Net cash (used in) provided by operating activities	(92,619)	—	201,482	6,980	(185)	115,658
INVESTING ACTIVITIES:
Capital expenditures	—	—	(301,883)	(2,106)	—	(303,989)
Acquisitions, net of cash acquired	—	—	(194,044)	(3,927)	—	(197,971)
Net settlements of commodity derivatives	—	—	5,066	—	—	5,066
Proceeds from sales of assets	—	—	8,335	—	—	8,335
Proceeds from divestitures of businesses and investments, net	—	—	103,594	—	—	103,594
Investments in unconsolidated entities	—	—	(92)	—	—	(92)
Repayments on loan for natural gas liquids facility	—	—	8,371	—	—	8,371
Loan to affiliate	—	—	(1,515)	—	—	(1,515)
Net cash used in investing activities-continuing operations	—	—	(372,168)	(6,033)	—	(378,201)
Net cash provided by investing activities-discontinued operations	—	—	929,709	6,982	—	936,691
Net cash provided by investing activities	—	—	557,541	949	—	558,490
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	2,956,500	—	—	2,956,500
Payments on Revolving Credit Facility	—	—	(3,037,000)	—	—	(3,037,000)
Repayment and repurchase of senior unsecured notes	(395,471)	—	—	—	—	(395,471)
Payments on other long-term debt	—	—	(488)	—	—	(488)
Debt issuance costs	(16)	—	(899)	—	—	(915)
Contributions from noncontrolling interest owners, net	—	—	—	169	—	169
Distributions to general and common unit partners and preferred unitholders	(177,003)	—	—	—	—	(177,003)
Repurchase of warrants	(14,988)	—	—	—	—	(14,988)
Common unit repurchases and cancellations	(162)	—	—	—	—	(162)
Payments for settlement and early extinguishment of liabilities	—	—	(3,534)	—	—	(3,534)
Net changes in advances with consolidated entities	669,236	—	(661,753)	(7,668)	185	—
Net cash provided by (used in) financing activities-continuing operations	81,596	—	(747,174)	(7,499)	185	(672,892)
Net cash used in financing activities-discontinued operations	—	—	(295)	(30)	—	(325)
Net cash provided by (used in) financing activities	81,596	—	(747,469)	(7,529)	185	(673,217)
Net (decrease) increase in cash and cash equivalents	(11,023)	—	11,554	400	—	931
Cash and cash equivalents, beginning of period	16,915	—	3,329	1,850	—	22,094
Cash and cash equivalents, end of period	$5,892	$—	$14,883	$2,250	$—	$23,025

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2019. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K (“Current Report”) filed with the Securities and Exchange Commission on November 22, 2019.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2019, our operations included:

•
Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling, trucking, marine and pipeline transportation services through its owned assets.

•
Our Water Solutions segment provides services for the treatment and disposal of produced water generated from crude oil and natural gas production and for the disposal of solids such as tank bottoms, drilling fluids and drilling muds and performs truck and frac tank washouts. In addition, our Water Solutions segment sells the recovered hydrocarbons that result from performing these services and sells freshwater to producers for exploration and production activities.

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

•
Our Refined Products and Renewables segment conducts diesel, ethanol, and biodiesel marketing operations, purchases refined petroleum and renewable products primarily in the Gulf Coast, West Coast and Midwest regions of the United States and schedules them for delivery at various locations throughout the country. See Note 1 and Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of the accounting for the sale of a portion of our Refined Products and Renewables segment.

On September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) and associated assets to Trajectory Acquisition Company, LLC (“Trajectory”) for total consideration of approximately $233.8 million, including equity consideration, inventory and net working capital (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report). TPSL made up a portion of our Refined Products and Renewables segment. The divested assets include (i) TPSL Terminaling Services Agreement with TransMontaigne Partners LP, including the exclusive rights to utilize 19 terminals; (ii) line space along Colonial and Plantation Pipelines; (iii) two wholly-owned refined products terminals in Georgia that we acquired in January 2019 and multiple third-party throughput agreements; and (iv) all associated customer contracts, inventory and other working capital associated with the assets. In December 2019, the Partnership formalized a plan and received approval to divest of its gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) and its refined products marketing business in the mid-continent region of the United States (“Mid-Con”). The Partnership had determined that these businesses were no longer core to the Partnership’s strategy. These transactions represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to TPSL, Mid-Con and Gas Blending have been classified as discontinued operations for all periods presented, and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. In addition, the assets and liabilities related to TPSL have been classified as held for sale in our March 31, 2019 unaudited condensed consolidated balance sheet and certain assets and liabilities, particularly inventory, derivatives and leases, related to Mid-Con and Gas Blending have been classified as held for sale in our December 31, 2019 and March 31, 2019 unaudited condensed consolidated balance sheets. On January 3, 2020, we completed the sale of Mid-Con to a third-party. See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these transactions.

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

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Total revenues	$2,226,529	$2,295,369	$5,902,756	$6,566,003
Total cost of sales	1,935,472	2,048,661	5,214,605	6,046,673
Operating expenses	94,412	60,465	230,610	172,219
General and administrative expense	29,150	24,759	93,400	86,428
Depreciation and amortization	73,726	53,281	190,593	157,771
(Gain) loss on disposal or impairment of assets, net	(12,626)	(36,246)	(10,482)	71,077
Revaluation of liabilities	10,000	—	10,000	800
Operating income	96,395	144,449	174,030	31,035
Equity in earnings of unconsolidated entities	534	1,777	277	2,375
Interest expense	(46,920)	(39,151)	(131,814)	(126,776)
Loss on early extinguishment of liabilities, net	—	(10,083)	—	(10,220)
Other (expense) income, net	(226)	1,187	967	(31,415)
Income (loss) from continuing operations before income taxes	49,783	98,179	43,460	(135,001)
Income tax expense	(677)	(980)	(996)	(2,322)
Income (loss) from continuing operations	49,106	97,199	42,464	(137,323)
(Loss) income from discontinued operations, net of tax	(6,115)	13,329	(192,800)	433,501
Net income (loss)	42,991	110,528	(150,336)	296,178
Less: Net loss attributable to noncontrolling interests	166	307	563	1,170
Less: Net loss attributable to redeemable noncontrolling interests	—	—	—	446
Net income (loss) attributable to NGL Energy Partners LP	$43,157	$110,835	$(149,773)	$297,794

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months and nine months ended December 31, 2019 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2020.

Recent Developments

Acquisitions

As discussed below, we completed numerous acquisitions during the fiscal year ended March 31, 2019 and the nine months ended December 31, 2019. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

On October 31, 2019, we acquired all of the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) (including 19 saltwater disposal wells). The assets consist of a fully interconnected produced water pipeline transportation and disposal system in the state line area of southern Eddy and Lea Counties, New Mexico and northern Loving County, Texas in the Delaware Basin. On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) (including 34 saltwater disposal wells). The assets consist of a fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas. Also, during the nine months ended December 31, 2019, in our Water Solutions segment, we acquired the exclusive rights to use certain land for produced and treated water operations from one entity, certain membership interests in another entity and other assets as well as acquiring land and one saltwater disposal facility (including five saltwater disposal wells). See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

During the fiscal year ended March 31, 2019, in our Water Solutions segment, we acquired the remaining 18.375% interest in NGL Water Pipelines, LLC, six saltwater disposal facilities (including 22 saltwater disposal wells), two ranches and four freshwater facilities (including 45 freshwater wells). In our Liquids segment, we acquired the natural gas liquids terminal business of DCP Midstream, LP. In our Refined Products and Renewables segment, we acquired two refined products terminals, which were included in the sale of TPSL on September 30, 2019, the operations of which have been classified as discontinued (see “Dispositions” below).

Disposition of TPSL

On September 30, 2019, we completed the sale of TPSL and associated assets to Trajectory for $233.8 million of total consideration and recorded a loss on disposal of $181.2 million during the nine months ended December 31, 2019 (see Note 16 and Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Issuance of Class D Preferred Units

On October 31, 2019, the closing date of the Hillstone (as defined herein) acquisition, we completed a private placement of an aggregate of 200,000 Class D Preferred Units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 8,500,000 common units for an aggregate purchase price of $200.0 million. Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the acquisition of Hillstone (see Note 4 and Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to December 31, 2019.

Segment Operating Results for the Three Months Ended December 31, 2019 and 2018

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$646,296	$718,621	$(72,325)
Crude oil transportation and other	48,198	42,912	5,286
Total revenues (1)	694,494	761,533	(67,039)
Expenses:
Cost of sales-excluding impact of derivatives	623,640	722,653	(99,013)
Cost of sales-derivative loss (gain)	8,308	(26,894)	35,202
Operating expenses	14,439	13,831	608
General and administrative expenses	1,643	1,609	34
Depreciation and amortization expense	17,950	18,387	(437)
Gain on disposal or impairment of assets, net	(182)	(75)	(107)
Total expenses	665,798	729,511	(63,713)
Segment operating income	$28,696	$32,022	$(3,326)

Crude oil sold (barrels)	11,217	12,333	(1,116)
Crude oil transported on owned pipelines (barrels)	12,202	11,820	382
Crude oil storage capacity - owned and leased (barrels) (2)	5,362	5,362	—
Crude oil storage capacity leased to third parties (barrels) (2)	2,564	2,062	502
Crude oil inventory (barrels) (2)	866	1,204	(338)
Crude oil sold ($/barrel)	$57.618	$58.268	$(0.650)
Cost per crude oil sold ($/barrel)	$56.338	$56.414	$(0.076)
Crude oil product margin ($/barrel)	$1.280	$1.854	$(0.574)

(1)
Revenues include $3.5 million and $10.4 million of intersegment sales during the three months ended December 31, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2019 and December 31, 2018, respectively.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices and sales volumes during the three months ended December 31, 2019, compared to the three months ended December 31, 2018. The volumes decreased due to changes in the method of delivery of production to the market in the Permian region. A significant amount of production switched to long haul pipeline owned or controlled by others.

Crude Oil Transportation and Other Revenues. The increase was partially due to our Grand Mesa Pipeline, which increased revenues by $2.5 million during the three months ended December 31, 2019, compared to the three months ended December 31, 2018, primarily due to increased production growth in the DJ Basin. During the three months ended December 31, 2019, financial volumes on the Grand Mesa Pipeline averaged approximately 134,000 barrels per day (volume amounts are from both internal and external parties). Also, crude transportation increased $1.4 million due to increased barge activity.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the three months ended December 31, 2019, compared to the three months ended December 31, 2018.

Cost of Sales-Derivatives. Our cost of sales during the three months ended December 31, 2019 included $2.2 million of net realized losses on derivatives and $6.1 million of net unrealized losses on derivatives. Our cost of sales during the three months ended December 31, 2018 included $13.7 million of net realized gains on derivatives and $13.2 million of net unrealized gains on derivatives.

Operating and General and Administrative Expenses. The increase was due to utilities related to the higher volumes on Grand Mesa.

Depreciation and Amortization Expense. The decrease during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was due to asset retirements.

Gain on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2019, we recorded a net gain of $0.2 million related to the disposal of certain assets. During the three months ended December 31, 2018, we recorded a net gain of $0.1 million related to the disposal of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2019	2018	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Produced water disposal service fees	$85,971	$47,651	$38,320
Sale of recovered hydrocarbons	16,470	17,192	(722)
Other service revenues	19,166	10,615	8,551
Total revenues	121,607	75,458	46,149
Expenses:
Cost of sales-excluding impact of derivatives	3,407	714	2,693
Cost of sales-derivative loss (gain)	10,597	(40,184)	50,781
Operating expenses	57,331	32,571	24,760
General and administrative expenses	4,957	4,230	727
Depreciation and amortization expense	48,074	27,561	20,513
Gain on disposal or impairment of assets, net	(12,176)	(36,171)	23,995
Revaluation of liabilities	10,000	—	10,000
Total expense (income)	122,190	(11,279)	133,469
Segment operating (loss) income	$(583)	$86,737	$(87,320)

Produced water processed (barrels per day)
Northern Delaware Basin (1)	845,817	36,147	809,670
Permian Basin	325,061	461,722	(136,661)
Eagle Ford Basin	242,238	282,070	(39,832)
DJ Basin	162,456	177,412	(14,956)
Other Basins	9,813	41,173	(31,360)
Total	1,585,385	998,524	586,861
Solids processed (barrels per day)	6,132	7,284	(1,152)
Skim oil sold (barrels per day)	3,429	3,609	(180)
Service fees for produced water processed ($/barrel) (2)	$0.62	$0.52	$0.10
Recovered hydrocarbons for produced water processed ($/barrel) (2)	$0.12	$0.19	$(0.07)
Operating expenses for produced water processed ($/barrel) (2)	$0.42	$0.35	$0.07

(1)	Barrels per day of produced water processed by the assets acquired in the Hillstone transaction are calculated by the number of days in which we owned the assets during the period presented.

(2)	Total produced water barrels processed during the three months ended December 31, 2019 and 2018 were 137,572,510 and 91,864,213, respectively.

Produced Water Disposal Service Fee Revenues. The increase was due primarily to an increase in the price we are receiving to dispose of a barrel of water and an increase in the volume of produced water processed at acquired and newly developed facilities, partially offset by produced water volume reductions as a result of the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

Recovered Hydrocarbon Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per produced water barrel processed, lower crude oil prices and lower skim oil volumes as a result of the sale of our Bakken and South Pecos water disposal businesses. This lower percentage was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), and contract structures that allow producers to keep the skim oil recovered from produced water.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues and freshwater revenues. The increase was due primarily to an increase in land surface use revenues and freshwater revenues in our New Mexico operations which began during the three months ended September 30, 2018 as well as freshwater revenues due to acquisitions and a new short-term agreement whereby we purchased freshwater and resold to a third party. These increases were partially offset by lower water pipeline revenues and volumes due to certain operators recycling rather than disposing of the produced water and lower production activity from certain operators in addition to lower solids disposal revenues and volumes due to closure of a facility from April to October due to the working over of the well.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to a new short-term agreement whereby we purchased freshwater and resold to a third party as well as operational changes in the Eagle Ford Basin during the three months ended September 30, 2019.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the three months ended December 31, 2019 included $11.9 million of net unrealized losses on derivatives and $1.3 million of net realized gains on derivatives. Our cost of sales during the three months ended December 31, 2018 included $6.1 million of net realized gains on derivatives and $34.1 million of net unrealized gains on derivatives. In December 2018, we settled derivative contracts that had scheduled settlement dates from January 2019 through December 2020 in order to lock in the gains on those derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to the increase in the number of water disposal facilities and wells that we own and operate, both through acquisitions and development of new facilities, partially offset by the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019. Also contributing to the increase were acquisition expenses of $4.0 million related to the Hillstone acquisition during the three months ended December 31, 2019. During the three months ended December 31, 2018, we incurred acquisition expenses of $3.5 million related to the purchase of one of our ranch acquisitions.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and newly developed facilities, partially offset by the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

Gain on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2019, we recorded a gain of $14.5 million for the sale of certain water permits and a net loss of $4.3 million on the disposals of certain assets. During the three months ended December 31, 2018, we completed the sale of our Bakken saltwater disposal business and recorded a gain on disposal of $35.7 million. In addition, we recorded a net gain of $0.5 million on the disposals of certain other assets during the three months ended December 31, 2018.

Revaluation of Liabilities. During the three months ended December 31, 2019, the revaluation of liabilities represents the change in the valuation of our contingent consideration liability issued by us as part of a business combination. Under the agreement, we were required to make additional payments to the seller based on the volume of produced water processed by the assets acquired. During the three months ended December 31, 2019, the thresholds for the volume of produced water processed were surpassed, thus triggering our obligation to pay the seller. See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the contingent consideration liability.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Three Months Ended December 31,
	2019	2018	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$311,216	$375,415	$(64,199)
Cost of sales-excluding impact of derivatives	271,955	355,179	(83,224)
Cost of sales-derivative (gain) loss	(2,477)	8,245	(10,722)
Product margin	41,738	11,991	29,747

Butane sales:
Revenues (1)	227,620	226,642	978
Cost of sales-excluding impact of derivatives	191,233	212,117	(20,884)
Cost of sales-derivative loss (gain)	1,202	(7,239)	8,441
Product margin	35,185	21,764	13,421

Other product sales:
Revenues (1)	145,592	151,742	(6,150)
Cost of sales-excluding impact of derivatives	136,524	144,957	(8,433)
Cost of sales-derivative (gain) loss	(154)	3,331	(3,485)
Product margin	9,222	3,454	5,768

Service revenues:
Revenues (1)	7,739	6,013	1,726
Cost of sales	599	976	(377)
Product margin	7,140	5,037	2,103

Expenses:
Operating expenses	21,039	12,763	8,276
General and administrative expenses	1,377	1,539	(162)
Depreciation and amortization expense	6,811	6,412	399
Gain on disposal or impairment of assets, net	(26)	—	(26)
Total expenses	29,201	20,714	8,487
Segment operating income	$64,084	$21,532	$42,552

Liquids storage capacity - owned and leased (gallons) (2)	397,343	399,757	(2,414)

Propane sold (gallons)	468,332	428,961	39,371
Propane sold ($/gallon)	$0.665	$0.875	$(0.210)
Cost per propane sold ($/gallon)	$0.575	$0.847	$(0.272)
Propane product margin ($/gallon)	$0.090	$0.028	$0.062
Propane inventory (gallons) (2)	123,265	120,239	3,026
Propane storage capacity leased to third parties (gallons) (2)	45,436	30,440	14,996

Butane sold (gallons)	276,046	201,891	74,155
Butane sold ($/gallon)	$0.825	$1.123	$(0.298)
Cost per butane sold ($/gallon)	$0.697	$1.015	$(0.318)
Butane product margin ($/gallon)	$0.128	$0.108	$0.020
Butane inventory (gallons) (2)	50,867	34,488	16,379
Butane storage capacity leased to third parties (gallons) (2)	33,894	59,220	(25,326)

Other products sold (gallons)	133,392	130,362	3,030
Other products sold ($/gallon)	$1.091	$1.164	$(0.073)
Cost per other products sold ($/gallon)	$1.022	$1.138	$(0.116)
Other products product margin ($/gallon)	$0.069	$0.026	$0.043
Other products inventory (gallons) (2)	15,858	8,367	7,491

(1)
Revenues include $6.5 million and $10.4 million of intersegment sales during the three months ended December 31, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2019 and December 31, 2018, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to lower commodity prices, partially offset by increased volumes.

Cost of Sales-Derivatives. Our cost of wholesale propane sales included $5.8 million of net unrealized gains on derivatives and $3.3 million of net realized losses on derivatives during the three months ended December 31, 2019. During the three months ended December 31, 2018, our cost of wholesale propane sales included $5.9 million of net unrealized losses on derivatives and $2.3 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, increased as inventory values aligned with reduced commodity prices.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increase in revenues and decrease in cost of sales, excluding the impact of derivatives, were due to lower commodity prices, partially offset by increased volumes.

Cost of Sales-Derivatives. Our cost of butane sales during the three months ended December 31, 2019 included $4.7 million of net unrealized losses on derivatives and $3.5 million of net realized gains on derivatives. Our cost of butane sales included $8.3 million of net unrealized gains on derivatives and $1.1 million of net realized losses on derivatives during the three months ended December 31, 2018.

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

Cost of Sales-Derivatives. Our cost of sales of other products included $0.2 million of net unrealized gains on derivatives and less than $0.1 million of net realized losses on derivatives during the three months ended December 31, 2019. Our cost of sales of other products during the three months ended December 31, 2018 included $1.5 million of net realized losses on derivatives and $1.8 million of net unrealized losses on derivatives.

Other product sales product margins during the three months ended December 31, 2019 were impacted by decreasing commodity prices.

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

Depreciation and Amortization Expense. Expense for the current quarter was higher due to the addition of the new terminals in the northeast acquired in March 2019.

Gain on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2019 and 2018, we recorded a gain of less than $0.1 million related to the sale/retirement of assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated. As discussed above, the operating results related to Mid-Con, Gas Blending and TPSL have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted.

	Three Months Ended December 31,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$630,063	$651,507	$(21,444)
Cost of sales-excluding impact of derivatives	618,911	634,341	(15,430)
Derivative loss (gain)	914	(3,372)	4,286
Product margin	10,238	20,538	(10,300)

Renewables sales:
Revenues-excluding impact of derivatives	93,582	65,847	27,735
Cost of sales-excluding impact of derivatives	80,083	66,649	13,434
Derivative gain	(3,301)	(3,587)	286
Product margin	16,800	2,785	14,015

Service fees and other revenues	742	623	119

Expenses:
Operating expenses	1,589	980	609
General and administrative expenses	1,105	2,246	(1,141)
Depreciation and amortization expense	132	168	(36)
Total expenses	2,826	3,394	(568)
Segment operating income	$24,954	$20,552	$4,402

Gasoline sold (barrels)	2,994	3,031	(37)
Diesel sold (barrels)	4,790	4,818	(28)
Ethanol sold (barrels)	640	592	48
Biodiesel sold (barrels)	210	237	(27)
Refined products and renewables storage capacity - leased (barrels) (1)	189	73	116
Diesel inventory (barrels) (1)	124	162	(38)
Ethanol inventory (barrels) (1)	40	592	(552)
Biodiesel inventory (barrels) (1)	134	100	34
Refined products sold ($/barrel)	$80.943	$83.005	$(2.062)
Cost per refined products sold ($/barrel)	$79.628	$80.388	$(0.760)
Refined products product margin ($/barrel)	$1.315	$2.617	$(1.302)
Renewable products sold ($/barrel)	$110.096	$79.429	$30.667
Cost per renewable products sold ($/barrel)	$90.332	$76.070	$14.262
Renewable products product margin ($/barrel)	$19.764	$3.359	$16.405

(1)	Information is presented as of December 31, 2019 and December 31, 2018, respectively.

Refined Products Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due to a decrease in refined product prices. The decrease in prices was due primarily to supply and demand for refined fuels at our wholesale locations. During the three months ended December 31, 2019, Gulf Coast prices decreased compared to the three months ended December 31, 2018, which negatively affected our margins-excluding impact of derivatives.

Refined Products-Derivative Loss (Gain). Our margin during the three months ended December 31, 2019 included a loss of $0.9 million from our risk management activities due primarily to unrealized losses on our open forward physical positions and increases in NYMEX futures prices on our short future positions. Our margin during the three months ended December 31, 2018 included a gain of $3.4 million from our risk management activities due primarily to decreases in NYMEX futures prices on our short future positions.

Renewables Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due primarily to an increase in renewables prices and increased volumes. The increase in prices was due primarily to more sales of ethanol renewable identification numbers during the three months ended December 31, 2019, compared to more sales of biodiesel and ethanol during the three months ended December 31, 2018. In addition, the margin for the three months ended December 31, 2019 included the impact of the biodiesel tax credit being reinstated in December 2019 for calendar years 2018 and 2019. The total amount of the biodiesel tax credit we recorded as a credit to costs of sales in continuing operations was $13.8 million. The biodiesel tax credit that was reinstated in December 2019 is effective from January 1, 2018 to December 31, 2022.

Renewables-Derivative Gain. Our margin during the three months ended December 31, 2019 included a gain of $3.3 million from our risk management activities due primarily to unrealized gains on our open forward physical positions. Our margin during the three months ended December 31, 2018 included a gain of $3.6 million from our risk management activities due primarily to decreases in NYMEX futures prices on our short future positions.

Service Fees and Other Revenues. The increase was due primarily to increased ancillary charges billed to our sublessee for returned railcars.

Operating and General and Administrative Expenses. The decrease was due primarily to lower corporate overhead allocations due to the sale of TPSL on September 30, 2019, partially offset by higher incentive compensation.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets being fully depreciated during the year ended March 31, 2019.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2019	2018	Change
	(in thousands)
Other revenues
Revenues	$280	$319	$(39)
Cost of sales	437	494	(57)
Loss	(157)	(175)	18

Expenses:
Operating expenses	14	331	(317)
General and administrative expenses	20,068	15,135	4,933
Depreciation and amortization expense	759	753	6
Gain on disposal or impairment of assets, net	(242)	—	(242)
Total expenses	20,599	16,219	4,380
Operating loss	$(20,756)	$(16,394)	$(4,362)

General and Administrative Expenses. The increase during the three months ended December 31, 2019 was due primarily to an increase in acquisition expense. During the three months ended December 31, 2019, acquisition expense was $7.5 million, of which approximately $7.3 million were incurred in connection with our acquisition of Hillstone, compared to $1.7 million during the three months ended December 31, 2018. In addition, during the three months ended December 31, 2019, compensation expense was $8.4 million, compared to $6.4 million during the three months ended December 31, 2018. The increase was primarily due to an increase in group health insurance costs of approximately $2.2 million. These increases were partially offset by a decrease in expense of approximately $3.1 million related to the cancellation of our performance awards during the year ended March 31, 2019.

Equity in Earnings of Unconsolidated Entities

The decrease of $1.2 million during the three months ended December 31, 2019 was due primarily to lower earnings from our 50% interest in a water services company that we acquired in August 2018, the sale of our investment in a water treatment and disposal facility on February 28, 2019 and a loss from our 50% interest in an aircraft company during the three months ended December 31, 2019, partially offset by the acquisition of certain membership interests in November 2019 related to specific land and water services operations.

Interest Expense

Interest expense includes interest charged on the Revolving Credit Facility (as defined herein), senior unsecured notes and the Term Credit Agreement (as defined herein), as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $7.8 million during the three months ended December 31, 2019 was primarily due to the issuance of our 2026 Notes (as defined herein), our entering in the Term Credit Agreement, in connection with the Mesquite acquisition, and higher average outstanding balances on our Revolving Credit Facility. These increases were offset by the redemption of our senior unsecured notes that were scheduled to mature in 2019 and 2021 during our prior fiscal year.

Loss on Early Extinguishment of Liabilities, Net

During the three months ended December 31, 2018, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes and the redemption of the remaining outstanding 6.875% Senior Unsecured Notes due 2021 (“2021 Notes”).

Other (Expense) Income, Net

The following table summarizes the components of other (expense) income, net for the periods indicated:

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Interest income (1)	$195	$1,196
Other	(421)	(9)
Other (expense) income, net	$(226)	$1,187

(1)
Relates primarily to a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility that is utilized by a third party and a loan receivable with Victory Propane (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Income Tax Expense

Income tax expense was $0.7 million during the three months ended December 31, 2019, compared to income tax expense of $1.0 million during the three months ended December 31, 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease in the noncontrolling interest loss of $0.1 million during the three months ended December 31, 2019 was due primarily to a loss from operations of the Sawtooth joint venture and a loss from operations of Mesquite that we acquired in July 2019.

Segment Operating Results for the Nine Months Ended December 31, 2019 and 2018

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,925,039	$2,300,703	$(375,664)
Crude oil transportation and other	138,592	116,323	22,269
Total revenues (1)	2,063,631	2,417,026	(353,395)
Expenses:
Cost of sales-excluding impact of derivatives	1,864,467	2,263,540	(399,073)
Cost of sales-derivative gain	(1,755)	(15,214)	13,459
Operating expenses	43,054	38,870	4,184
General and administrative expenses	5,047	4,852	195
Depreciation and amortization expense	53,228	56,486	(3,258)
(Gain) loss on disposal or impairment of assets, net	(1,428)	105,186	(106,614)
Total expenses	1,962,613	2,453,720	(491,107)
Segment operating income (loss)	$101,018	$(36,694)	$137,712

Crude oil sold (barrels)	32,929	35,449	(2,520)
Crude oil transported on owned pipelines (barrels)	34,913	31,385	3,528
Crude oil storage capacity - owned and leased (barrels) (2)	5,362	5,362	—
Crude oil storage capacity leased to third parties (barrels) (2)	2,564	2,062	502
Crude oil inventory (barrels) (2)	866	1,204	(338)
Crude oil sold ($/barrel)	$58.460	$64.902	$(6.442)
Cost per crude oil sold ($/barrel)	$56.568	$63.424	$(6.856)
Crude oil product margin ($/barrel)	$1.892	$1.478	$0.414

(1)
Revenues include $15.3 million and $22.0 million of intersegment sales during the nine months ended December 31, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2019 and December 31, 2018, respectively.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices and sales volumes during the nine months ended December 31, 2019, compared to the nine months ended December 31, 2018. The volumes decreased due to changes in the method of delivery of production to the market in the Permian region. A significant amount of production switched to long haul pipeline owned or controlled by others.

Crude Oil Transportation and Other Revenues. The increase was partially due to our Grand Mesa Pipeline, which increased revenues by $8.3 million during the nine months ended December 31, 2019, compared to the nine months ended December 31, 2018, primarily due to increased production growth in the DJ Basin. During the nine months ended December 31, 2019, 34.9 million barrels of crude were transported on the Grand Mesa Pipeline averaged approximately 131,000 financial barrels per day (volume amounts are from both internal and external parties). In addition, during the nine months ended December 31, 2019, a new crude marketing contract increased revenues by $7.2 million. Also, crude transportation increased $2.1 million due to increased barge activity.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the nine months ended December 31, 2019, compared to the nine months ended December 31, 2018.

Cost of Sales-Derivatives. Our cost of sales during the nine months ended December 31, 2019 included $1.8 million of net realized gains on derivatives and $0.1 million of net unrealized losses on derivatives. Our cost of sales during the nine months ended December 31, 2018 included $3.3 million of net realized gains on derivatives and $11.9 million of net unrealized gains on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility costs related to the higher volumes on Grand Mesa.

Depreciation and Amortization Expense. The decrease was due to the retirement of certain assets and other assets being fully depreciated or amortized during the nine months ended December 31, 2018.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2019, we recorded a net gain of $1.4 million related to the disposal of certain assets. During the nine months ended December 31, 2018 we recorded a net loss of $105.2 million, which included the loss of $105.0 million on our transaction with a third party in which they agreed to be fully responsible for our future minimum volume commitment in exchange for $67.7 million of deficiency credits on a contract with a crude oil pipeline operator and $35.3 million in cash. The loss also includes $2.0 million of additional costs related to this transaction. In addition, we recorded a loss of $1.3 million primarily related to the sale of two terminals.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2019	2018	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Produced water disposal service fees	$206,233	$147,125	$59,108
Sale of recovered hydrocarbons	45,566	55,681	(10,115)
Other service revenues	42,840	28,561	14,279
Total revenues	294,639	231,367	63,272
Expenses:
Cost of sales-excluding impact of derivatives	4,694	2,083	2,611
Cost of sales-derivative loss (gain)	7	(19,392)	19,399
Operating expenses	133,647	98,324	35,323
General and administrative expenses	6,866	5,830	1,036
Depreciation and amortization expense	114,066	79,212	34,854
Gain on disposal or impairment of assets, net	(9,021)	(32,966)	23,945
Revaluation of liabilities	10,000	800	9,200
Total expenses	260,259	133,891	126,368
Segment operating income	$34,380	$97,476	$(63,096)

Produced water processed (barrels per day)
Northern Delaware Basin (1)	788,630	14,719	773,911
Permian Basin	323,217	455,211	(131,994)
Eagle Ford Basin	263,064	277,431	(14,367)
DJ Basin	167,178	159,980	7,198
Other Basins	10,976	68,209	(57,233)
Total	1,553,065	975,550	577,515
Solids processed (barrels per day)	5,779	6,728	(949)
Skim oil sold (barrels per day)	3,124	3,516	(392)
Service fees for produced water processed ($/barrel) (2)	$0.62	$0.55	$0.07
Recovered hydrocarbons for produced water processed ($/barrel) (2)	$0.14	$0.21	$(0.07)
Operating expenses for produced water processed ($/barrel) (2)	$0.40	$0.37	$0.03

(1)
Barrels per day of produced water processed by the assets acquired in the Mesquite and Hillstone transactions are calculated by the number of days in which we owned the assets during the period presented.

(2)	Total produced water barrels processed during the nine months ended December 31, 2019 and 2018 were 330,589,724 and 268,276,373, respectively.

Produced Water Disposal Service Fee Revenues. The increase was due primarily to an increase in the price we are receiving to dispose of a barrel of water and an increase in the volume of produced water processed at acquired and newly developed facilities, partially offset by produced water volume reductions as a result of the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

Recovered Hydrocarbon Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per produced water barrel processed, lower crude oil prices and lower skim oil volumes as a result of the sale of our Bakken and South Pecos water disposal businesses. This lower percentage was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), and contract structures that allow producers to keep the skim oil recovered from produced water.

Other Service Revenues. The increase was due primarily to an increase in land surface use revenues and freshwater revenues in our New Mexico operations which began during the three months ended September 30, 2018 as well as freshwater revenues due to acquisitions and a new short-term agreement whereby we purchased freshwater and resold to a third party. These increases were partially offset by lower water pipeline revenues and volumes due to certain operators recycling rather than disposing of the produced water and lower production activity from certain operators in addition to lower solids disposal revenues and volumes due to closure of a facility from April to October due to the working over of the well and reduced operations at another facility.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to a new short-term agreement whereby we purchased freshwater and resold to a third party as well as operational changes in the Eagle Ford Basin during the three months ended September 30, 2019.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the hydrocarbons we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the nine months ended December 31, 2019 included $5.9 million of net unrealized losses on derivatives and $5.9 million of net realized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April through December 2020 and recorded a gain of $1.9 million on those derivatives. Our cost of sales during the nine months ended December 31, 2018 included $3.8 million of net realized losses on derivatives and $23.2 million of net unrealized gains on derivatives. In December 2018, we settled derivative contracts that had scheduled settlement dates from January 2019 through December 2020 in order to lock in the gains on those derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to the increase in the number of water disposal facilities and wells that we own and operate, both through acquisitions and development of new facilities, partially offset by the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019. Also contributing to the increase were acquisition expenses of $4.0 million related to the Hillstone acquisition during the nine months ended December 31, 2019. During the nine months ended December 31, 2018, we incurred acquisition expenses of $3.5 million related to the purchase of one of our ranch acquisitions.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and newly developed facilities, partially offset by the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2019, we recorded a gain of $14.5 million for the sale of certain water permits and a gain of $1.0 million for cash received related to a previous loan receivable. In addition, during the nine months ended December 31, 2019, we recorded a net loss of $8.1 million on the disposals of certain assets. During the nine months ended December 31, 2018, we completed the sale of our Bakken saltwater disposal business and recorded a gain on disposal of $35.7 million. In addition, we recorded a net loss of $2.7 million on the disposals of certain other assets during the nine months ended December 31, 2018.

Revaluation of Liabilities. During the nine months ended December 31, 2019, the revaluation of liabilities represents the change in the valuation of our contingent consideration liability issued by us as part of a business combination. Under the agreement, we were required to make additional payments to the seller based on the volume of produced water processed by the assets acquired. During the nine months ended December 31, 2019, the thresholds for the volume of produced water processed were surpassed, thus triggering our obligation to pay the seller. See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of the contingent consideration liability. During the nine months ended December 31, 2018, the revaluation of liabilities represents the change in the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations, which expense was due primarily to higher actual and expected production from new customers, resulting in an increase to the expected future royalty payment.

Liquids

The following table summarizes the operating results of our Liquids segment for the periods indicated:

	Nine Months Ended December 31,
	2019	2018	Change
	(in thousands, except per gallon amounts)
Propane sales:
Revenues (1)	$567,824	$800,125	$(232,301)
Cost of sales-excluding impact of derivatives	515,510	758,079	(242,569)
Cost of sales-derivative loss	5,009	7,023	(2,014)
Product margin	47,305	35,023	12,282

Butane sales:
Revenues (1)	397,915	487,816	(89,901)
Cost of sales-excluding impact of derivatives	341,607	466,522	(124,915)
Cost of sales-derivative gain	(6,287)	(581)	(5,706)
Product margin	62,595	21,875	40,720

Other product sales:
Revenues (1)	379,405	476,159	(96,754)
Cost of sales-excluding impact of derivatives	354,389	454,606	(100,217)
Cost of sales-derivative loss	49	1,596	(1,547)
Product margin	24,967	19,957	5,010

Service revenues:
Revenues (1)	29,488	16,526	12,962
Cost of sales	8,512	2,255	6,257
Product margin	20,976	14,271	6,705

Expenses:
Operating expenses	49,901	31,478	18,423
General and administrative expenses	4,359	4,402	(43)
Depreciation and amortization expense	20,651	19,339	1,312
(Gain) loss on disposal or impairment of assets, net	(33)	994	(1,027)
Total expenses	74,878	56,213	18,665
Segment operating income	$80,965	$34,913	$46,052

Liquids storage capacity - owned and leased (gallons) (2)	397,343	399,757	(2,414)

Propane sold (gallons)	975,782	929,401	46,381
Propane sold ($/gallon)	$0.582	$0.861	$(0.279)
Cost per propane sold ($/gallon)	$0.533	$0.823	$(0.290)
Propane product margin ($/gallon)	$0.049	$0.038	$0.011
Propane inventory (gallons) (2)	123,265	120,239	3,026
Propane storage capacity leased to third parties (gallons) (2)	45,436	30,440	14,996

Butane sold (gallons)	588,694	446,340	142,354
Butane sold ($/gallon)	$0.676	$1.093	$(0.417)
Cost per butane sold ($/gallon)	$0.570	$1.044	$(0.474)
Butane product margin ($/gallon)	$0.106	$0.049	$0.057
Butane inventory (gallons) (2)	50,867	34,488	16,379
Butane storage capacity leased to third parties (gallons) (2)	33,894	59,220	(25,326)

Other products sold (gallons)	377,264	372,282	4,982
Other products sold ($/gallon)	$1.006	$1.279	$(0.273)
Cost per other products sold ($/gallon)	$0.939	$1.225	$(0.286)
Other products product margin ($/gallon)	$0.067	$0.054	$0.013
Other products inventory (gallons) (2)	15,858	8,367	7,491

(1)
Revenues include $12.9 million and $20.9 million of intersegment sales during the nine months ended December 31, 2019 and 2018, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of December 31, 2019 and December 31, 2018, respectively.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to lower commodity prices which was partially offset by an increase in volumes sold.

Cost of Sales-Derivatives. Our wholesale propane cost of sales included $2.2 million of net unrealized losses on derivatives and $2.8 million of net realized losses on derivatives during the nine months ended December 31, 2019. During the nine months ended December 31, 2018, our cost of wholesale propane sales included $3.9 million of net unrealized losses on derivatives and $3.1 million of net realized losses on derivatives.

Propane product margins per gallon of propane sold were higher during the nine months ended December 31, 2019 than during the nine months ended December 31, 2018. Propane product margins increased due to inventory values aligning with reduced commodity prices at index markets. Meanwhile, regional spot prices saw significant increases over the last couple of months due to supply constraints and strong crop drying demand.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due primarily to lower commodity prices. Volumes increased due to strong demand from domestic and international markets.

Cost of Sales-Derivatives. Our cost of butane sales during the nine months ended December 31, 2019 included $0.3 million of net unrealized gains on derivatives and $5.9 million of net realized gains on derivatives. Our cost of butane sales included $0.9 million of net unrealized gains on derivatives and $0.3 million of net realized losses on derivatives during the nine months ended December 31, 2018.

Butane product margins per gallon of butane sold were higher during the nine months ended December 31, 2019 than during the nine months ended December 31, 2018 due primarily to stronger domestic markets and international demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices.

Cost of Sales-Derivatives. Our cost of sales of other products included $0.1 million of net unrealized losses on derivatives and less than $0.1 million of net realized gains on derivatives during the nine months ended December 31, 2019. Our cost of sales of other products during the nine months ended December 31, 2018 included $1.2 million of net unrealized losses on derivatives and $0.4 million of net realized losses on derivatives.

Other product sales product margins during the nine months ended December 31, 2019 were consistent with the prior year.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The increase during the nine months ended December 31, 2019 was primarily related to the addition of the new terminals in the northeast from the March 2019 acquisition.

Operating and General and Administrative Expenses. Expenses were higher due to the addition of the new terminals in the northeast from the March 2019 acquisition.

Depreciation and Amortization Expense. Expense for the current quarter increased due to the addition of the new terminals in the northeast acquired in March 2019.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2019, we recorded a net gain of less than $0.1 million and during the nine months ended December 31, 2018 we recorded a loss of $1.0 million related to the retirement of assets.

Refined Products and Renewables

The following table summarizes the operating results of our Refined Products and Renewables segment for the periods indicated. As discussed above, the operating results related to Mid-Con, Gas Blending and TPSL have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted.

	Nine Months Ended December 31,
	2019	2018	Change
	(in thousands, except per barrel amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$1,936,373	$1,978,698	$(42,325)
Cost of sales-excluding impact of derivatives	1,910,635	1,969,522	(58,887)
Derivative loss (gain)	409	(946)	1,355
Product margin	25,329	10,122	15,207

Renewables sales:
Revenues-excluding impact of derivatives	259,974	197,317	62,657
Cost of sales-excluding impact of derivatives	243,569	200,398	43,171
Derivative loss (gain)	1,795	(2,518)	4,313
Product margin (loss)	14,610	(563)	15,173

Service fees and other revenues	2,050	1,717	333

Expenses:
Operating expenses	3,690	2,546	1,144
General and administrative expenses	5,674	6,736	(1,062)
Depreciation and amortization expense	383	504	(121)
Gain on disposal or impairment of assets, net	—	(3,026)	3,026
Total expenses	9,747	6,760	2,987
Segment operating income	$32,242	$4,516	$27,726

Gasoline sold (barrels)	8,978	8,129	849
Diesel sold (barrels)	14,365	14,045	320
Ethanol sold (barrels)	1,773	1,757	16
Biodiesel sold (barrels)	568	815	(247)
Refined products and renewables storage capacity - leased (barrels) (1)	189	73	116
Diesel inventory (barrels) (1)	124	162	(38)
Ethanol inventory (barrels) (1)	40	592	(552)
Biodiesel inventory (barrels) (1)	134	100	34
Refined products sold ($/barrel)	$82.953	$89.235	$(6.282)
Cost per refined products sold ($/barrel)	$81.868	$88.779	$(6.911)
Refined products product margin ($/barrel)	$1.085	$0.456	$0.629
Renewable products sold ($/barrel)	$111.053	$76.717	$34.336
Cost per renewable products sold ($/barrel)	$104.812	$76.936	$27.876
Renewable products product margin (loss) ($/barrel)	$6.241	$(0.219)	$6.460

(1)	Information is presented as of December 31, 2019 and December 31, 2018, respectively.

Refined Products Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due to a decrease in refined products prices, partially offset by increased volumes. The decrease in prices was due primarily to supply and demand for refined fuels at our wholesale locations. The increased volumes were due primarily to the continued demand for motor fuels.

Refined Products-Derivative Loss (Gain). Our margin during the nine months ended December 31, 2019 included a loss of $0.4 million from our risk management activities due primarily to unrealized losses on our open forward physical positions and increases in NYMEX futures prices on our short future positions. Our margin during the nine months ended December 31, 2018 included a gain of $0.9 million from our risk management activities due primarily to decreases in NYMEX futures prices on our short future positions.

Renewables Revenues-Excluding Impact of Derivatives and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues-excluding impact of derivatives and cost of sales-excluding impact of derivatives were due primarily to an increase in renewables prices, partially offset by decreased volumes. The increase in prices was due primarily to more sales of ethanol renewable identification numbers during the nine months ended December 31, 2019, compared to the nine months ended December 31, 2018. In addition, the margin for the nine months ended December 31, 2019 included the impact of the biodiesel tax credit being reinstated in December 2019 for calendar years 2018 and 2019. The total amount of the biodiesel tax credit we recorded as a credit to costs of sales in continuing operations was $13.8 million. The biodiesel tax credit that was reinstated in December 2019 is effective from January 1, 2018 to December 31, 2022.

Renewables-Derivative Loss (Gain). Our margin during the nine months ended December 31, 2019 included a loss of $1.8 million from our risk management activities due primarily to unrealized losses on our open forward physical positions. Our margin during the nine months ended December 31, 2018 included a gain of $2.5 million from our risk management activities due primarily to NYMEX futures prices decreasing on our short future positions and unrealized gains on our open forward positions.

Service Fees and Other Revenues. The increase was due primarily to increased ancillary charges billed to our sublessee for returned railcars.

Operating and General and Administrative Expenses. The increase was due primarily to lower environmental expense during the nine months ended December 31, 2018 as a result of an insurance recovery we received related to a historical environmental indemnification agreement and higher incentive compensation during the nine months ended December 31, 2019, partially offset by lower corporate overhead allocations due to the sale of TPSL on September 30, 2019.

Depreciation and Amortization Expense. The decrease was due primarily to certain assets being fully depreciated during the year ended March 31, 2019.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2018, we recorded a gain of $3.0 million on the sale of our previously held 20% interest in E Energy Adams, LLC.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2019	2018	Change
	(in thousands)
Other revenues
Revenues	$799	$1,066	$(267)
Cost of sales	1,337	1,481	(144)
Loss	(538)	(415)	(123)

Expenses:
Operating expenses	318	1,034	(716)
General and administrative expenses	71,454	64,608	6,846
Depreciation and amortization expense	2,265	2,230	35
Loss on disposal or impairment of assets, net	—	889	(889)
Total expenses	74,037	68,761	5,276
Operating loss	$(74,575)	$(69,176)	$(5,399)

General and Administrative Expenses. The increase during the nine months ended December 31, 2019 was due primarily to higher acquisition expense. During the nine months ended December 31, 2019, acquisition expense was $14.6 million, compared to $5.7 million during the nine months ended December 31, 2018. The increase is primarily due to expenses incurred in connection with our acquisitions of both Mesquite ($5.9 million) and Hillstone ($8.1 million). In addition, during the nine months ended December 31, 2019, compensation expense was $26.9 million, compared to $22.9 million during the nine months ended December 31, 2018. The increase was primarily due to an increase in group health insurance costs of approximately $3.1 million. These increases are partially offset by a decrease in expense of approximately $5.0 million related to the cancellation of our performance awards during the year ended March 31, 2019.

Equity in Earnings of Unconsolidated Entities

The decrease of $2.1 million during the nine months ended December 31, 2019 was due primarily to lower earnings from our 50% interest in a water services company that we acquired in August 2018, a loss from our 50% interest in an aircraft company during the nine months ended December 31, 2019 and the sale of our investment in E Energy Adams, LLC on May 3, 2018, partially offset by the acquisition of certain membership interests in November 2019 related to specific land and water services operations.

Interest Expense

The increase of $5.0 million during the nine months ended December 31, 2019 was due to our entering into the Term Credit Agreement (as defined herein) in connection with the Mesquite acquisition, the issuance of our 2026 Notes (as defined herein) and higher average outstanding balances on our Revolving Credit Facility. These increases were offset by the redemption of our senior unsecured noes that were scheduled to mature in 2019 and 2021 during our prior fiscal year.

Loss on Early Extinguishment of Liabilities, Net

During the nine months ended December 31, 2018, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes and the redemption of the remaining outstanding 2021 Notes.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the periods indicated:

	Nine Months Ended December 31,
	2019	2018
	(in thousands)
Interest income (1)	$1,399	$3,664
Gavilon legal matter settlement (2)	—	(34,788)
Other	(432)	(291)
Other income (expense), net	$967	$(31,415)

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

Income Tax Expense

Income tax expense was $1.0 million during the nine months ended December 31, 2019, compared to income tax expense of $2.3 million during the nine months ended December 31, 2018. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

The decrease in the noncontrolling interest loss of $1.1 million during the nine months ended December 31, 2019 was due primarily to a loss from operations of Atlantic Propane, LLC in the prior year quarter that we sold in July 2018, a loss from operations of the Sawtooth joint venture and a loss from operations of Mesquite that we acquired in July 2019.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Net income (loss)	$42,991	$110,528	$(150,336)	$296,178
Less: Net loss attributable to noncontrolling interests	166	307	563	1,170
Less: Net loss attributable to redeemable noncontrolling interests	—	—	—	446
Net income (loss) attributable to NGL Energy Partners LP	43,157	110,835	(149,773)	297,794
Interest expense	46,946	39,151	131,969	126,930
Income tax expense	676	988	1,015	2,454
Depreciation and amortization	72,939	54,153	191,049	169,235
EBITDA	163,718	205,127	174,260	596,413
Net unrealized losses (gains) on derivatives	16,787	(47,909)	7,851	(30,849)
Inventory valuation adjustment (1)	(370)	(61,665)	(25,555)	(60,497)
Lower of cost or market adjustments	(646)	48,198	(2,465)	47,785
(Gain) loss on disposal or impairment of assets, net	(4,837)	(36,507)	171,757	(337,925)
Loss on early extinguishment of liabilities, net	—	10,083	—	10,220
Equity-based compensation expense (2)	2,213	7,845	27,209	32,575
Acquisition expense (3)	11,419	5,155	18,595	9,270
Revaluation of liabilities (4)	10,000	—	10,000	800
Gavilon legal matter settlement (5)	—	(212)	—	34,788
Other (6)	4,026	2,475	10,681	5,694
Adjusted EBITDA	$202,310	$132,590	$392,333	$308,274
Adjusted EBITDA - Discontinued Operations	$1,799	$1,265	$(35,362)	$3,839
Adjusted EBITDA - Continuing Operations	$200,511	$131,325	$427,695	$304,435

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

(3)
Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions, including Mesquite and Hillstone, along with amounts accrued related to the LCT Capital, LLC legal matter (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion), partially offset by reimbursement for certain legal costs incurred in prior periods.

(4)
Amounts for the three months and nine months ended December 31, 2019 represent the non-cash valuation adjustment of our contingent consideration liability issued by us as part of our acquisition of Mesquite (see Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). Amount for the nine months ended December 31, 2018 represents the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment.

(5)
Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). We have excluded this amount from Adjusted EBITDA as it relates to transactions that occurred prior to our acquisition of Gavilon LLC in December 2013.

(6)
Amounts for the three months and nine months ended December 31, 2019 and 2018 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$72,939	$54,153	$191,049	$169,235
Intangible asset amortization recorded to cost of sales	(86)	(101)	(262)	(385)
Depreciation and amortization of unconsolidated entities	(111)	(67)	(193)	(301)
Depreciation and amortization attributable to noncontrolling interests	985	733	2,459	2,189
Depreciation and amortization attributable to discontinued operations	(1)	(1,437)	(2,460)	(12,967)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$73,726	$53,281	$190,593	$157,771

	Nine Months Ended December 31,
	2019	2018
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$191,049	$169,235
Amortization of debt issuance costs recorded to interest expense	7,386	7,110
Amortization of royalty expense recorded to operating expense	372	—
Depreciation and amortization of unconsolidated entities	(193)	(301)
Depreciation and amortization attributable to noncontrolling interests	2,459	2,189
Depreciation and amortization attributable to discontinued operations	(2,460)	(12,967)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$198,613	$165,266

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Interest expense per EBITDA table	$46,946	$39,151	$131,969	$126,930
Interest expense attributable to unconsolidated entities	(26)	—	(44)	(14)
Interest expense attributable to discontinued operations	—	—	(111)	(140)
Interest expense per unaudited condensed consolidated statements of operations	$46,920	$39,151	$131,814	$126,776

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Income tax expense	$—	$7	$20	$132
Net unrealized losses on derivatives	$—	$—	$—	$78
Inventory valuation adjustment	$1,729	$(58,784)	$(25,291)	$(57,905)
Lower of cost or market adjustments	$(628)	$35,180	$(976)	$35,260
Loss (gain) on disposal or impairment of assets, net	$7,791	$(262)	$182,240	$(409,002)

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended December 31, 2019
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$28,696	$(583)	$64,084	$24,954	$(20,756)	$96,395	$—	$96,395
Depreciation and amortization	17,950	48,074	6,811	132	759	73,726	—	73,726
Amortization recorded to cost of sales	—	—	21	65	—	86	—	86
Net unrealized losses (gains) on derivatives	6,060	11,924	(1,197)	—	—	16,787	—	16,787
Inventory valuation adjustment	—	—	—	(2,099)	—	(2,099)	—	(2,099)
Lower of cost or market adjustments	—	—	—	(18)	—	(18)	—	(18)
Gain on disposal or impairment of assets, net	(182)	(12,176)	(26)	—	(242)	(12,626)	—	(12,626)
Equity-based compensation expense	—	—	—	—	2,213	2,213	—	2,213
Acquisition expense	—	3,967	—	—	7,452	11,419	—	11,419
Other income (expense), net	64	(450)	17	24	119	(226)	—	(226)
Adjusted EBITDA attributable to unconsolidated entities	—	685	17	—	(34)	668	—	668
Adjusted EBITDA attributable to noncontrolling interest	—	(203)	(616)	—	—	(819)	—	(819)
Revaluation of liabilities	—	10,000	—	—	—	10,000	—	10,000
Intersegment transactions (1)	—	—	—	979	—	979	—	979
Other	2,987	976	18	45	—	4,026	—	4,026
Discontinued operations	—	—	—	—	—	—	1,799	1,799
Adjusted EBITDA	$55,575	$62,214	$69,129	$24,082	$(10,489)	$200,511	$1,799	$202,310

	Three Months Ended December 31, 2018
							Discontinued Operations
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Continuing Operations	TPSL, Mid-Con, Gas Blending	Retail Propane	Consolidated
	(in thousands)
Operating income (loss)	$32,022	$86,737	$21,532	$20,552	$(16,394)	$144,449	$—	$—	$144,449
Depreciation and amortization	18,387	27,561	6,412	168	753	53,281	—	—	53,281
Amortization recorded to cost of sales	—	—	37	64	—	101	—	—	101
Net unrealized gains on derivatives	(13,165)	(34,114)	(630)	—	—	(47,909)	—	—	(47,909)
Inventory valuation adjustment	—	—	—	(2,881)	—	(2,881)	—	—	(2,881)
Lower of cost or market adjustments	11,446	—	—	1,572	—	13,018	—	—	13,018
Gain on disposal or impairment of assets, net	(75)	(36,171)	—	—	—	(36,246)	—	—	(36,246)
Equity-based compensation expense	—	—	—	—	7,845	7,845	—	—	7,845
Acquisition expense	—	3,459	—	—	1,696	5,155	—	—	5,155
Other income (expense), net	3	(1,134)	19	(285)	2,584	1,187	—	—	1,187
Adjusted EBITDA attributable to unconsolidated entities	—	1,845	—	—	—	1,845	—	—	1,845
Adjusted EBITDA attributable to noncontrolling interest	—	(33)	(394)	—	—	(427)	—	—	(427)
Gavilon legal matter settlement	—	—	—	—	(212)	(212)	—	—	(212)
Intersegment transactions (1)	—	—	—	(10,359)	—	(10,359)	—	—	(10,359)
Other	2,075	100	16	287	—	2,478	—	—	2,478
Discontinued operations	—	—	—	—	—	—	1,423	(158)	1,265
Adjusted EBITDA	$50,693	$48,250	$26,992	$9,118	$(3,728)	$131,325	$1,423	$(158)	$132,590

	Nine Months Ended December 31, 2019
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$101,018	$34,380	$80,965	$32,242	$(74,575)	$174,030	$—	$174,030
Depreciation and amortization	53,228	114,066	20,651	383	2,265	190,593	—	190,593
Amortization recorded to cost of sales	—	—	67	195	—	262	—	262
Net unrealized losses on derivatives	76	5,887	1,888	—	—	7,851	—	7,851
Inventory valuation adjustment	—	—	—	(264)	—	(264)	—	(264)
Lower of cost or market adjustments	—	—	(1,508)	19	—	(1,489)	—	(1,489)
Gain on disposal or impairment of assets, net	(1,428)	(9,021)	(33)	—	—	(10,482)	—	(10,482)
Equity-based compensation expense	—	—	—	—	27,209	27,209	—	27,209
Acquisition expense	—	3,987	—	—	14,608	18,595	—	18,595
Other income (expense), net	103	(452)	61	(20)	1,275	967	—	967
Adjusted EBITDA attributable to unconsolidated entities	—	685	(5)	—	(170)	510	—	510
Adjusted EBITDA attributable to noncontrolling interest	—	(597)	(1,296)	—	—	(1,893)	—	(1,893)
Revaluation of liabilities	—	10,000	—	—	—	10,000	—	10,000
Intersegment transactions (1)	—	—	—	1,125	—	1,125	—	1,125
Other	9,284	1,247	53	97	—	10,681	—	10,681
Discontinued operations	—	—	—	—	—	—	(35,362)	(35,362)
Adjusted EBITDA	$162,281	$160,182	$100,843	$33,777	$(29,388)	$427,695	$(35,362)	$392,333

	Nine Months Ended December 31, 2018
							Discontinued Operations
	Crude Oil Logistics	Water Solutions	Liquids	Refined Products and Renewables	Corporate and Other	Continuing Operations	TPSL, Mid-Con, Gas Blending	Retail Propane	Consolidated
	(in thousands)
Operating (loss) income	$(36,694)	$97,476	$34,913	$4,516	$(69,176)	$31,035	$—	$—	$31,035
Depreciation and amortization	56,486	79,212	19,339	504	2,230	157,771	—	—	157,771
Amortization recorded to cost of sales	80	—	110	195	—	385	—	—	385
Net unrealized (gains) losses on derivatives	(11,895)	(23,216)	4,183	—	—	(30,928)	—	—	(30,928)
Inventory valuation adjustment	—	—	—	(2,592)	—	(2,592)	—	—	(2,592)
Lower of cost or market adjustments	11,446	—	(504)	1,583	—	12,525	—	—	12,525
Loss (gain) on disposal or impairment of assets, net	105,186	(32,966)	994	(3,026)	889	71,077	—	—	71,077
Equity-based compensation expense	—	—	—	—	32,575	32,575	—	—	32,575
Acquisition expense	—	3,459	161	—	5,696	9,316	—	—	9,316
Other income (expense), net	26	(1,504)	63	(343)	(29,657)	(31,415)	—	—	(31,415)
Adjusted EBITDA attributable to unconsolidated entities	—	2,214	—	476	—	2,690	—	—	2,690
Adjusted EBITDA attributable to noncontrolling interest	—	(119)	(945)	—	—	(1,064)	—	—	(1,064)
Revaluation of liabilities	—	800	—	—	—	800	—	—	800
Gavilon legal matter settlement	—	—	—	—	34,788	34,788	—	—	34,788
Intersegment transactions (1)	—	—	—	11,778	—	11,778	—	—	11,778
Other	4,976	304	49	365	—	5,694	—	—	5,694
Discontinued operations	—	—	—	—	—	—	(1,028)	4,867	3,839
Adjusted EBITDA	$129,611	$125,660	$58,363	$13,456	$(22,655)	$304,435	$(1,028)	$4,867	$308,274

(1)
Amount reflects the intersegment transactions between the continuing businesses within the Refined Products and Renewables segment and TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

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

Our borrowing needs vary during the year due in part to the seasonal nature of our Liquids businesses. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the heating season. Our working capital borrowing needs generally decline during the period of January through March, when the cash flows from our Liquids segment are the greatest.

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

Other sources of liquidity during the three months ended December 31, 2019 are discussed below.

Issuance of Class D Preferred Units

On October 31, 2019, the closing date of the Hillstone (as defined herein) acquisition, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for an aggregate purchase price of $200.0 million. Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the acquisition of Hillstone (see Note 4 and Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Subsequent Events

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to December 31, 2019.

Long-Term Debt

Credit Agreement

During the quarter, we utilized a portion of the accordion feature under our credit agreement (“Credit Agreement”) whereby two new lenders and one existing lender committed to provide an additional $150.0 million of commitments in total. The Credit Agreement provides up to $1.915 billion in aggregate commitments and consists of a revolving credit facility to fund working capital needs, which had a capacity of $641.5 million for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $1.273 billion (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”) at December 31, 2019. We had letters of credit of $117.2 million on the Working Capital Facility at December 31, 2019. The

capacity under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement) which is calculated based on the value of certain working capital items at any point in time.

On October 30, 2019, we amended the Credit Agreement to, among other things, adjust the allocation of the commitments of the lenders to make revolving loans thereunder and, effective with the fiscal quarter ending December 31, 2019, amend the covenant package to include the senior secured leverage ratio, interest coverage ratio and total leverage indebtedness ratio financial covenants (each as defined in the Credit Agreement).

We were in compliance with the covenants under the Credit Agreement at December 31, 2019.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

On April 9, 2019, we issued $450.0 million of the 7.50% Senior Unsecured Notes Due 2026 (the “2026 Notes”) in a private placement. Interest is payable on April 15 and October 15 of each year, beginning on October 15, 2019. We received net proceeds of $442.1 million, after the initial purchasers’ discount of $6.8 million and offering costs of $1.1 million. The 2026 Notes mature on April 15, 2026. We filed a registration statement for the 2026 Notes with the SEC which became effective on January 22, 2020. Our exchange offer launched on January 23, 2020 and is set to expire on February 21, 2020, unless we decide to extend it.

At December 31, 2019, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

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

Sawtooth Credit Agreement

On November 27, 2019, Sawtooth Caverns LLC (“Sawtooth”), a joint venture in which we own a 71.48% interest, entered into a credit agreement with Zions Bancorporation (doing business as “Amergy Bank”). The Sawtooth credit agreement has a capacity of $20.0 million. The commitments under the Sawtooth credit agreement expire on November 27, 2022.

For a further discussion of the Revolving Credit Facility, Senior Unsecured Notes, Term Credit Agreement and the Sawtooth credit agreement, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Revolving Credit Facility Borrowings

The following table summarizes the Revolving Credit Facility borrowings for the periods indicated:

	Average Balance Outstanding	Lowest Balance	Highest Balance
	(in thousands)
Nine Months Ended December 31, 2019
Expansion capital borrowings	$477,993	$—	$1,178,000
Working capital borrowings	$684,040	$250,000	$981,000

Nine Months Ended December 31, 2018
Expansion capital borrowings	$69,711	$—	$296,500
Working capital borrowings	$818,638	$439,000	$1,095,500

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and line fill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated. Amounts in the table below include capital expenditures and acquisitions related to TPSL and our former Retail Propane segment. There are no capital expenditures and acquisitions related to Mid-Con and Gas Blending.

	Capital Expenditures			Other
	Expansion (1)	Maintenance (2)	Acquisitions (3)	Investments (4)
	(in thousands)
Three Months Ended December 31,
2019	$143,655	$16,964	$615,805	$20,257
2018	$113,182	$9,521	$—	$—

Nine Months Ended December 31,
2019	$405,610	$50,354	$1,262,853	$21,272
2018	$303,947	$37,210	$229,871	$92

(1)
Amounts for the three months and nine months ended December 31, 2019 include $36.1 million and $49.1 million, respectively, of transactions classified as acquisitions of assets. See Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly report for a further discussion of the transactions classified as acquisitions of assets completed during the nine months ended December 31, 2019. Amounts for the three months and nine months ended December 31, 2018 include $15.0 million and $52.5 million, respectively, of transactions classified as acquisitions of assets. The amount for the nine months ended December 31, 2018 includes $0.4 million related to our former Retail Propane segment. There were no amounts for the three months and nine months ended December 31, 2019 and 2018 related to TPSL.

(2)
There was no amount for the three months ended December 31, 2018 and the amount for the nine months ended December 31, 2018 includes $3.8 million related to our former Retail Propane segment. There were no amounts for the three months and nine months ended December 31, 2019 and 2018 related to TPSL.

(3)
There was no amount for the three months ended December 31, 2018 and the amount for the nine months ended December 31, 2018 includes $31.9 million related to our former Retail Propane segment. There were no amounts for the three months and nine months ended December 31, 2019 and 2018 related to TPSL.

(4)
Amounts for the three months and nine months ended December 31, 2019 and 2018 primarily related to contributions made to unconsolidated entities and the purchase of membership interests in a water services and land company as described in Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report. There were no amounts for the three months and nine months ended December 31, 2019 and 2018 related to TPSL. There were no amounts for the three months and nine months ended December 31, 2018 related to our former Retail Propane segment.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Nine Months Ended December 31,
Cash Flows Provided by (Used in):	2019	2018
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$269,393	$124,431
Changes in operating assets and liabilities	4,195	(121,236)
Operating activities-continuing operations	$273,588	$3,195
Investing activities-continuing operations	$(1,688,125)	$(378,201)
Financing activities-continuing operations	$1,066,175	$(672,892)

Operating Activities-Continuing Operations. The seasonality of our Liquids business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming heating season. The heating season runs through the six months ending March 31. We borrow under the Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash provided by operating activities during the nine months ended December 31, 2019 was due primarily to fluctuations in the value of accounts receivable during the nine months ended December 31, 2019.

Investing Activities-Continuing Operations. Net cash used in investing activities was $1.7 billion during the nine months ended December 31, 2019, compared to net cash used in investing activities of $378.2 million during the nine months ended December 31, 2018. The increase in net cash used in investing activities was due primarily to:

•	a $1.1 billion increase in cash paid for acquisitions and investments in unconsolidated entities during the nine months ended December 31, 2019;

•
an increase in capital expenditures from $304.0 million during the nine months ended December 31, 2018 to $427.3 million during the nine months ended December 31, 2019 due primarily to expansion projects in our Water Solutions segment; and

•	$103.6 million in proceeds from the sale of our Bakken saltwater disposal business and our previously held 20% interest in E Energy Adams, LLC during the nine months ended December 31, 2018.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $1.1 billion during the nine months ended December 31, 2019, compared to net cash used in financing activities of $672.9 million during the nine months ended December 31, 2018. The increase in net cash provided by financing activities was due primarily to:

•
$623.0 million in net proceeds from the issuance of the 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and Class D Preferred Units during the nine months ended December 31, 2019;

•	$450.0 million in proceeds from the issuance of the 2026 Notes during the nine months ended December 31, 2019;

•	repurchases of $395.5 million of our senior unsecured notes during the nine months ended December 31, 2018;

•	an increase of $301.5 million in borrowings on the Revolving Credit Facility (net of repayments) during the nine months ended December 31, 2019; and

•	$250.0 million in proceeds from the Term Loan Agreement during the nine months ended December 31, 2019.

These increases in net cash provided by financing activities were partially offset by $265.1 million in payments for the redemption of the 10.75% Class A Convertible Preferred Units during the nine months ended December 31, 2019.

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

On December 16, 2019, the board of directors of our general partner declared a distribution on the 9.00% Class B Fixed-to Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) and Class C Preferred Units for the three months ended December 31, 2019 of $7.1 million and $1.1 million, respectively. The distributions were paid to the holders of the Class B Preferred Units and Class C Preferred Units on January 15, 2020.

On January 23, 2020, the board of directors of our general partner declared a distribution on the common units and the Class D Preferred Units of $50.1 million and $6.1 million, respectively, for the holders of record on February 7, 2020. The distributions are to be paid on February 14, 2020.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019 for our fiscal years ending thereafter:

		Three Months Ending March 31,	Fiscal Year Ending March 31,
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$945,000	$—	$—	$945,000	$—	$—	$—
Working capital borrowings	447,000	—	—	447,000	—	—	—
Senior unsecured notes	1,446,458	—	—	—	—	607,323	839,135
Term credit agreement	250,000	—	—	—	—	—	250,000
Other long-term debt	4,845	161	4,684	—	—	—	—
Interest payments on long-term debt:
Revolving Credit Facility (1)	114,316	15,375	61,838	37,103	—	—	—
Senior unsecured notes	532,662	11,917	103,134	103,134	103,134	103,134	108,209
Term credit agreement	53,365	2,946	11,850	11,850	11,850	11,850	3,019
Sawtooth credit agreement	291	25	100	100	66	—	—
Other long-term debt	159	50	109	—	—	—	—
Letters of credit	117,151	—	—	117,151	—	—	—
Future minimum commitment payments under noncancelable agreements (2)	208,017	13,469	41,767	41,477	39,816	39,912	31,576
Future minimum lease payments under noncancelable operating leases	224,977	17,154	60,126	41,674	28,974	17,139	59,910
Construction commitments (3)	6,476	505	5,971	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	49,160	49,160	—	—	—	—	—
Natural gas liquids	9,751	8,410	1,341	—	—	—	—
Index-price commodity purchase commitments (4):
Crude oil (5)	2,070,286	684,946	544,878	394,385	255,818	190,259	—
Natural gas liquids	200,015	198,694	1,321	—	—	—	—
Total contractual obligations	$6,679,929	$1,002,812	$837,119	$2,138,874	$439,658	$969,617	$1,291,849

(1)
The estimated interest payments on the Revolving Credit Facility are based on principal and letters of credit outstanding at December 31, 2019. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on the Credit Agreement.

(2)
We have noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We have extended these agreements and have an additional 5.5 years to recapture the minimum shipping deficiency fees. We also have noncancelable agreements for product storage, railcar spurs and real estate. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

(3)	At December 31, 2019, the construction commitments relate to two new barges currently being built.

(4)
Index prices are based on a forward price curve at December 31, 2019. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at December 31, 2019 would result in a change of $42.6 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at December 31, 2019 would result in a change of $40.2 million in the value of our index-price crude oil purchase commitments. See Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further detail of the commitments.

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

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2019, we had $1.4 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 4.07%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.7 million, based on borrowings outstanding at December 31, 2019.

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2019, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 4.74%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.3 million, based on borrowings outstanding at December 31, 2019.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2019, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

The following table summarizes the hypothetical impact on the December 31, 2019 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(24,525)
Propane (Liquids segment)	$663
Butane (Liquids segment and Refined Products and Renewables segment)	$(36)
Gasoline (Refined Products and Renewables segment)	$(147)
Diesel (Refined Products and Renewables segment)	$(2,267)
Ethanol (Refined Products and Renewables segment)	$(211)
Biodiesel (Refined Products and Renewables segment)	$1,345
Canadian dollars (Liquids segment)	$352

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2019. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of December 31, 2019, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Other than changes that have resulted or may result from our business combinations during the nine months ended December 31, 2019, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed several business combinations during the nine months ended December 31, 2019, as described in Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those combined operations will continue into future fiscal quarters.

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

The following table summarizes the repurchase of common units during the three months ended December 31, 2019:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Common Unit	Program	Under the Program
October 1-31, 2019	—	$—	—	$150,000,000
November 1-30, 2019	10,489	$10.255	—	$150,000,000
December 1-31, 2019	—	$—	—	$150,000,000
Total	10,489		—	$150,000,000

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
2.1
Membership Interest Purchase Agreement, dated as of August 7, 2019, between NGL Energy Operating, LLC and Trajectory Acquisition Company LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 4, 2019)

2.2
Equity Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, NGL Water Solutions Permian, LLC, Water Remainco, LLC, Hillstone Environmental Partners, LLC, GGCOF HEP Blocker II, LLC, GGCOF HEP Blocker, LLC, Golden Gate Capital Opportunity Fund-A, L.P., GGCOF AIV L.P. and GGCOF HEP Blocker II Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

3.1
Seventh Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of October 31, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.1
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.2
Fourth Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.3
Third Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.4
First Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.5*
Fifth Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.6*
Fourth Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.7*
Second Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

10.1	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.2	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.3
Amendment No. 9 to Credit Agreement, dated October 30, 2019, by and among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank AG, New York Branch, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

10.4
Amendment No. 1 to Term Credit Agreement, dated October 30, 2019, by and among NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Toronto-Dominion Bank, New York Branch, Toronto Dominion (Texas) LLC and the other financial institutions party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

10.5
Facility Increase Agreement, dated December 30, 2019, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 6, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document

Exhibit Number	Exhibit
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed with this report.

**
The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2019 and March 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended December 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended December 31, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 6, 2020		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 6, 2020		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer