Form 10-K
period 2020-03-31
NGL Energy Partners LP
filed 2020-06-01
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§ 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The aggregate market value at September 30, 2019 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($13.91 per Common Unit) was $1.4 billion. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At May 28, 2020, there were 128,771,715 common units issued and outstanding.

i

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Annual Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our general partner believe such forward-looking statements are reasonable, neither we nor our general partner can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•	changes in general economic conditions, including market and macroeconomic disruptions resulting from the novel strain of coronavirus (“COVID-19”) pandemic and related governmental responses;

•	the prices of crude oil, natural gas liquids, gasoline, diesel, and biodiesel;

•	energy prices generally;

•	the general level of crude oil, natural gas, and natural gas liquids production;

•	the general level of demand, and the availability of supply, for crude oil, natural gas liquids, gasoline, diesel, and biodiesel;

•	the level of crude oil and natural gas drilling and production in areas where we have water treatment and disposal facilities;

•	the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of foreign oil and gas producing nations;

•	the effect of weather conditions on supply and demand for crude oil, natural gas liquids, gasoline, diesel, and biodiesel;

•	the effect of natural disasters, lightning strikes, or other significant weather events;

•	the availability of local, intrastate, and interstate transportation infrastructure with respect to our truck, railcar, and barge transportation services;

•	the availability, price, and marketing of competing fuels;

•	the effect of energy conservation efforts on product demand;

•	energy efficiencies and technological trends;

•
changes in applicable laws and regulations, including tax, environmental, transportation, and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the effect of such laws and regulations (now existing or in the future) on our business operations;

•	the effect of legislative and regulatory actions on hydraulic fracturing, water disposal and transportation, and the treatment of flowback and produced water;

•	hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;

•	the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other markets;

•	loss of key personnel;

•	the ability to renew contracts with key customers;

•	the ability to maintain or increase the margins we realize for our terminal, barging, trucking, water disposal, recycling, and discharge services;

•	the ability to renew leases for our leased equipment and storage facilities;

•	the nonpayment, nonperformance or bankruptcy by our counterparties;

•	the availability and cost of capital and our ability to access certain capital sources;

•	a deterioration of the credit and capital markets;

•	the ability to successfully identify and complete accretive acquisitions, and integrate acquired assets and businesses;

•	changes in the volume of crude oil recovered during the water treatment process;

•	changes in the financial condition and results of operations of entities in which we own noncontrolling equity interests;

•	the costs and effects of legal and administrative proceedings;

•
political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil, refined products, natural gas, natural gas liquids, gasoline, diesel or biodiesel;

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

PART I

References in this Annual Report to (i) “NGL Energy Partners LP,” the “Partnership,” “we,” “our,” “us,” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries, (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner, (iii) “NGL Energy Operating LLC” refers to NGL Energy Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, and (iv) the “NGL Energy GP Investor Group” refers to, collectively, the 46 individuals and entities that own all of the outstanding membership interests in our general partner.

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2020. Unless otherwise indicated, this data is as of March 31, 2020.

Item 1.    Business

Overview

We are a diversified midstream energy partnership that transports, stores, markets and provides other logistics services for crude oil, natural gas liquids and refined petroleum products and we also transport, treat, recycle and dispose of produced water generated as part of the oil and gas production process. Originally formed in September 2010, we are a Delaware limited partnership and our business is currently organized into three business segments: Crude Oil Logistics, Water Solutions and Liquids and Refined Products.

Reportable Segments

For the first three quarters of fiscal year 2020, we had four reportable segments: Crude Oil Logistics, Water Solutions, Refined Products and Renewables, and Liquids. As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment, we decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment will be aggregated with the prior Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the years ended March 31, 2019 and 2018 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported. The following is a description of our three reportable segments at March 31, 2020.

•
Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our pipelines.

•
Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. As part of processing water, we are able to aggregate recovered crude oil, also known as skim oil, that was contained in the water and sell the crude oil. We also sell brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. Our activities in the Water Solutions segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.

•
Our Liquids and Refined Products segment conducts marketing operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 28 company-owned terminals, other third party storage and terminal facilities, common carrier pipelines and our extensive fleet of leased railcars. We also provide natural gas liquid and refined product terminaling and storage services at our salt dome storage facility joint venture in Utah and marine exports through our facility located in Chesapeake, Virginia. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment.

Business Repositioning

Since late 2017, we have undertaken a number of important strategic actions in an effort to leverage the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. These steps included the sale of our 50% interest in the Glass Mountain pipeline, the sale of our Retail Propane segment, the sale of certain non-core assets in our Water Solutions segment and the sale of a substantial portion of our former Refined Products and Renewables segment, as well as the purchase of terminaling assets in our Liquids and Refined Products segment and two strategic water infrastructure assets in the Delaware Basin. These transactions are described in more detail below and in “Other Dispositions” below.

The sale of a substantial portion of our former Refined Products and Renewables segment has allowed us to reduce working capital indebtedness and decrease earnings volatility, while the purchase of the two strategic water infrastructure assets assists in furthering our ongoing strategy of cash flow predictability by adding long-term contracts under acreage dedications and minimum volume commitments. We believe these actions have substantially simplified our business mix and has allowed us to focus on what we believe are the core areas of our business and improved our overall financial position. These transactions are expected to better position us for sustained growth in the future.

Sale of Retail Propane Segment

On March 30, 2018, we sold a portion of our Retail Propane segment to DCC LPG (“DCC”) for net proceeds of $212.4 million. On July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior Plus Corp. (“Superior”) for total consideration of $889.8 million and, finally, on August 14, 2018, we sold our interest in Victory Propane, LLC (“Victory Propane”). These transactions represented a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to our former Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows. See Note 18 to our consolidated financial statements included in this Annual Report for a further discussion of these transactions.

Sale of Bakken Saltwater Disposal Business

On November 30, 2018, we completed the sale of NGL Water Solutions Bakken, LLC to an affiliate of Tallgrass Energy, LP for $85.0 million in net cash proceeds. These operations include five saltwater disposal wells located in McKenzie and Dunn Counties, North Dakota. As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Water Solutions segment have not been classified as discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report for a further discussion of this transaction.

Sale of South Pecos Water Disposal Business

On February 28, 2019, we completed the sale of our South Pecos water disposal business to a subsidiary of WaterBridge Resources LLC for $232.2 million in net cash proceeds. These operations include: (i) nine saltwater disposal facilities, (ii) all disposal agreements, commercial, surface and other contracts related to those facilities, (iii) pipelines connected to the facilities and (iv) several disposal permits. All of the assets sold in this transaction are located near the town of Pecos, Texas in southern Reeves and Ward counties. As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Water Solutions segment have not been classified as discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report for a further discussion of this transaction.

Sale of Certain Refined Products Businesses

On September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) and associated assets to Trajectory Acquisition Company, LLC (“Trajectory”) for total consideration of $233.8 million, including equity consideration, inventory and net working capital. The divested assets include the following: TPSL Terminaling Services Agreement with TransMontaigne Partners LP, including the exclusive rights to utilize 19 terminals; line space along Colonial and Plantation Pipelines; two wholly-owned refined products terminals in Georgia and multiple third-party throughput agreements; and customer contracts, inventory and other working capital associated with the assets. On January 3, 2020, we completed the sale of our refined products marketing business in the mid-continent region of the United States (“Mid-Con”) to a third-party. On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party. As these businesses made up a significant portion of our former Refined Products and Renewables segment, these transactions represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to TPSL, Mid-Con and Gas Blending have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows. In addition, certain assets and liabilities have been classified as held for sale in our March 31, 2019 consolidated balance sheet. See Note 1 and Note 18 to our consolidated financial statements included in this Annual Report for a discussion of the accounting for these transactions.

Purchase of Natural Gas Liquids Terminals

In March 2019, we completed the acquisition of the natural gas liquids terminal business of DCP Midstream, LP for total consideration of approximately $103.4 million. The acquisition consisted of five propane rail terminals located in the Eastern United States and a 50% ownership interest in an additional rail terminal located in Maine. We also acquired an import/export terminal located in Chesapeake, Virginia, which provides strategic access to the water for international import and export activity, and has the capability to load and unload ships ranging in size from handy-sized vessels up to very large gas carriers. All of the terminals complement our existing natural gas liquids portfolio and also create additional opportunities for new and existing customers to supply their business.

Purchase of Mesquite Disposals Unlimited, LLC (“Mesquite”)

On July 2, 2019, we acquired all of the assets of Mesquite, including 34 saltwater disposal wells and approximately 175 miles of pipelines. The purchase price was comprised of (i) $592.5 million in cash, (ii) the issuance of $102.8 million of our Class B Preferred Units (as defined herein) and (iii) additional cash payments of $200.0 million to be paid in two deferred installments contingent on the average daily volume of water processed utilizing the assets being acquired. The assets include a fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas. The vast majority of volumes on Mesquite’s system are contracted under long-term acreage dedications and minimum volume commitments. The acquisition of the Mesquite assets provides multiple transportation, disposal and recycling options throughout Eddy and Lea Counties that allow us to deliver on our commitments. The acquisition of the Mesquite assets, together with our existing footprint in the Delaware Basin, provide us with significant scale and capabilities that will facilitate high-quality execution for our customers.

Purchase of Hillstone Environmental Partners, LLC (“Hillstone”)

On October 31, 2019, we acquired all of the equity interests of Hillstone for $642.5 million, subject to certain adjustments. Hillstone provides water pipeline and disposal infrastructure solutions to producers with a core operational focus in the state line area of southern Eddy and Lea Counties, New Mexico and northern Loving County, Texas in the Delaware Basin. Hillstone has a fully interconnected produced water pipeline transportation and disposal system, which consists of 19 saltwater disposal wells representing approximately 580,000 barrels per day of permitted disposal capacity, and approximately 70 miles of a newly-built network of water pipelines, with approximately 680,000 barrels per day of transportation capacity. Hillstone also has an additional 22 permits to develop another 660,000 barrels per day of disposal capacity. The acquired assets also include minimum volume commitments and long-term dedications covering over 110,000 contracted acres. This acquisition is highly complementary to our core Delaware Basin asset footprint.

For more information regarding our results of operations and reportable segments, see Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our consolidated financial statements included in this Annual Report.

Other Acquisitions

The following summarizes our other significant acquisitions over the past three fiscal years.

•
On November 7, 2019, we acquired the exclusive rights to use certain land in Lea County, New Mexico for produced and treated water operations from one entity, certain membership interests in another entity and other assets.

•	During the year ended March 31, 2020, we acquired one saltwater disposal facility (including three saltwater disposal wells) in Eddy County, New Mexico.

•	During the year ended March 31, 2020, we acquired land and two saltwater disposal wells in Pecos County, Texas.

•
During the year ended March 31, 2019, we acquired six saltwater disposal facilities (including 22 saltwater disposal wells), two ranches and four brackish non-potable water facilities (including 45 brackish non-potable water wells).

•	During the year ended March 31, 2018, we acquired the remaining 50% ownership interest in NGL Solids Solutions, LLC.

For a further discussion of our acquisitions, see Note 4 to our consolidated financial statements included in this Annual Report.

Other Dispositions

The following summarizes our other significant dispositions over the past three fiscal years.

Sale of Interest in E Energy Adams, LLC

On May 3, 2018, we sold our approximately 20% interest in E Energy Adams, LLC for net proceeds of $18.6 million.

Sale of Interest in Glass Mountain Pipeline, LLC (“Glass Mountain”)

On December 22, 2017, we sold our 50% interest in Glass Mountain for net proceeds of $292.1 million.

Sawtooth Caverns, LLC (“Sawtooth”) Joint Venture

On March 30, 2018, we formed a joint venture with Magnum Liquids, LLC and they acquired an approximately 28.5% interest in Sawtooth from us, in exchange for consideration consisting of a cash payment of approximately $37.6 million (excluding working capital) and the contribution of certain refined products rights and adjacent leasehold.

For a further discussion of our dispositions, see Note 17 and Note 18 to our consolidated financial statements included in this Annual Report.

Primary Service Areas

The following map shows the primary service areas of our businesses at March 31, 2020:

Bakken Shale
Marcellus Shale
Green River Basin
DJ Basin
Pinedale Anticline
Jonah Field
Niobrara Shale
Wattenberg Field
Mississippi Lime
Granite Wash
Permian Basin
Eagle Ford
NGL Utilized Assets
Common Carrier Propane Pipelines
Rack Terminal
Basins
NGL Owned/Leased Assets
Liquids Terminals
Liquids Import & Export Facility
Water Services
Crude Barges and Tow Boats
Crude Oil Logistics
Crude Terminal
Grand Mesa Pipeline

Organizational Chart

The following chart provides a summarized view of our legal entity structure at March 31, 2020:

(1)
Includes (i) NGL Crude Logistics, LLC, which includes the operations of our Crude Oil Logistics business and certain businesses within our Liquids and Refined Products segment, (ii) NGL Water Solutions, LLC, which includes the operations of our Water Solutions business and (iii) NGL Liquids, LLC, which includes the operations of certain of our businesses within our Liquids and Refined Products segment.

Our Business Strategies

Our principal business objectives are to maximize the profitability and stability of our businesses, grow our businesses in an accretive and prudent manner, and maintain a strong balance sheet. We intend to accomplish these objectives by executing the following strategies:

•
Focus on building a diversified midstream master limited partnership providing multiple services to customers. We continue to enhance our ability to transport crude oil from the wellhead to refiners, produced water from the wellhead to treatment for disposal, recycle, or discharge, and natural gas liquids from processing plants and supply hubs to end users.

•
Operate in a safe and environmentally responsible manner. We seek to operate our business in a safe and environmentally responsible manner by working with our employees, customers, vendors and local communities to minimize our environmental impact and comply with local, state and federal environmental laws and regulations.

•
Focus on consistent annual cash flows from operations under multi-year contracts that minimize commodity price risk and generate fee-based revenues. We intend to focus on generating revenues under long-term fee-based contracts in addition to back-to-back contracts which minimize direct commodity price exposure. We seek to continue to increase cash flows that are supported by certain fee-based, multi-year contracts, some of which include acreage dedications from producers or minimum volume commitments.

•
Achieve growth by investing in new assets, customers and ventures that increase volumes, enhance our operations, and generate attractive rates of return. We have invested and expect to continue to invest within our existing businesses to capitalize on accretive, organic growth opportunities. We have available capacity in many of the assets that we own and operate that can be utilized to increase cash flows with minimal incremental capital investment. We also continue to pursue strategic transactions and ventures that complement and enhance our existing footprint.

•
Prudently manage our balance sheet to provide us with maximum financial flexibility for funding our operations, capital projects and strategic acquisitions. We will seek to maintain sufficient liquidity and credit metrics to manage existing and future capital requirements and to take advantage of market opportunities. We expect to continue to evaluate the capital markets and may opportunistically pursue financing transactions to optimize our capital structure.

Our Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies and achieve our principal business objectives because of the following competitive strengths:

•
Our diversified operations allow us to generate more predictable and stable cash flows on a year-to-year basis. Our ability to provide multiple services to customers in numerous geographic areas enhances our competitive position. Our three business units are diversified by geography, customer base and commodity sensitivities, which we believe provides us with more stable cash flows through the typical commodity cycles.

•
Our network of crude oil transportation and storage assets, which allows us to serve customers over a wide geographic area and optimize sales. Our strategically deployed terminals, towboats, barges, trucks, and our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to the optimal markets. These operations are supported by long-term, fee-based contracts with producers, refiners and marketers.

•
Our water processing facilities, which are strategically located near areas of high crude oil and natural gas production. Our water processing facilities are located among the most prolific crude oil and natural gas producing areas in the United States, including the Delaware Basin, the Midland Basin, the DJ Basin and the Eagle Ford Basin. In addition, we believe that the technological capabilities of our Water Solutions business can be quickly implemented at new facilities and locations. These assets are also supported by long-term, fee-based contracts that include acreage dedications and minimum volume commitments.

•
Our network of natural gas liquids transportation, terminal, and storage assets, which allows us to provide multiple services across the continental United States. Our strategically located terminals, large leased railcar fleet, shipper status on common carrier pipelines, and substantial leased and owned underground storage enable us to be a preferred purchaser and seller of natural gas liquids. We have a diverse base of long-standing customers and believe that our performance metrics allow us to reliably supply, store and transport products throughout North America.

•
Our seasoned management team with extensive midstream industry experience and a track record of acquiring, integrating, operating and growing successful businesses. Our management team has significant experience managing companies in the energy industry, including master limited partnerships. In addition, through decades of experience, our management team has developed strong business relationships with key industry participants throughout the United States. We believe that our management’s knowledge of the industry, relationships within the industry, and experience provide us with the opportunities to optimize our existing assets. Our management team also has experience in identifying, evaluating and completing acquisitions and other ventures that provide us with additional opportunities to complement, grow and expand our existing operations.

Our Businesses

Crude Oil Logistics

Overview. Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our operations are concentrated in and around a number of the most prolific crude oil producing basins in the United States including the DJ Basin in Colorado, the Permian Basin in Texas and New Mexico, the Eagle Ford Basin in Texas and the United States Gulf Coast. Our activities in this segment are supported by a number of long-term, fixed rate minimum volume commitments on our Grand Mesa Pipeline that provide a significant amount of stability to these operations.

Our foundation asset in this segment is the Grand Mesa Pipeline (“Grand Mesa”), a 550-mile pipeline that transports crude oil from its origin in Weld County, Colorado to our terminal in Cushing, Oklahoma. Grand Mesa commenced operations on November 1, 2016 and has operated continuously since then. The main line portion of this pipeline is comprised of a 37.5% undivided interest in a crude oil pipeline jointly owned by Saddlehorn Pipeline Company, LLC (“Saddlehorn”) in which we have the right to use 150,000 barrels per day of capacity of the pipeline. During the year ended March 31, 2020, approximately 45.9 million barrels of crude were transported on the Grand Mesa Pipeline, which averaged approximately 131,000 financial barrels per day. Operating costs associated with Grand Mesa are allocated to us based on our proportionate ownership interest and throughput. We also own an origin terminal in Lucerne, Colorado where we aggregate crude volumes of different types and grades and store them until they are ready for transfer to our Grand Mesa Pipeline. The terminal has 950,000 barrels of operational tankage and a 12 bay truck loading facility. We also own and operate the Riverside terminal with 20,000 barrels of storage and a four bay truck loading facility, which connects to the Grand Mesa Pipeline.

Through our undivided interest in the Grand Mesa Pipeline, we have sufficient capacity to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We retained ownership of our previously-acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements for projects involving the transportation of crude oil and condensate.

We own and operate a large scale crude oil terminal located in Cushing, Oklahoma with 3,626,000 barrels of storage capacity, seven off-loading lease automatic custody transfer units (“LACTs”), a full control room, on-site laboratory, and three 24-inch bi-directional pipelines each capable of moving 360,000 barrels per day. The terminal features advantaged connectivity to other terminals and pipelines including important connections to our Grand Mesa Pipeline and TransCanada’s terminal with access to the United States Gulf Coast via Marketlink. The terminal is situated on 200 acres and is designed to be expanded based on customer demand. Cushing is one of the most liquid trading hubs in the world and is the delivery point for the West Texas Intermediate futures contract. We own and operate a crude oil marine terminal in Point Comfort, Texas with 350,000 barrels of storage capacity, six off-loading LACTs and three docks (two for ocean-going barges and ships and one for brown water barges). We own and operate a crude oil pipeline and marine terminal in Houma, Louisiana with 288,000 barrels of storage capacity, two off-loading LACTs, a brown water barge dock and two bi-directional pipelines each capable of moving 120,000 barrels per day with connectivity to Shell’s Zydeco System. We also own a terminal in Kingfisher, Oklahoma with 6,000 barrels of storage.

Operations. We purchase crude oil from producers and marketers and transport it to refineries or for resale. Our strategically deployed terminals, towboats, barges, trucks, and our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to the optimal markets.

We currently transport crude oil using the following assets:

•	The Grand Mesa Pipeline, which is described above, and 20 other common carrier pipelines owned by third parties;

•	131 owned trucks and 214 owned trailers operating primarily in the Mid-Continent, Permian Basin, Eagle Ford Basin, and Rocky Mountain regions;

•	397 owned railcars (all of which are leased to third parties) and 246 leased railcars (all of which are subleased to third parties); and

•
11 owned towboats and 23 owned barges operating primarily in the intercoastal waterways of the Gulf Coast and along the Mississippi and Arkansas River systems. We accepted delivery of a newly constructed barge in April 2020 and expect to accept delivery of a second newly constructed barge in July 2020.

All of our 397 owned railcars and 246 leased railcars are compliant with the standards for railcars built subsequent to 2011 for the commodities they are transporting. (See Part I, Item 1–“Government Regulation”).

We also own 27 strategically located pipeline injection stations, the locations of which are summarized below.

State	Number of Pipeline Injection Stations
Texas	14
Oklahoma	6
New Mexico	5
Kansas	2
Total	27

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2020, 77% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment. In addition to utilizing our assets to transport crude oil we own, we also provide truck transportation, barge transportation, storage, and terminal throughput services to our customers. Additionally, certain key customers of the Grand Mesa Pipeline contribute significantly to the cash flows and profitability of that asset. Any loss of those customers or their contracts could have an adverse impact on our financial results.

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

Pricing Policy. Most of our contracts to purchase or sell crude oil are at floating prices that are indexed to published rates in active markets such as Cushing, Oklahoma, St. James, Louisiana, and Magellan East Houston. We seek to manage price risk by entering into purchase and sale contracts of similar volumes based on similar indexes and by hedging exposure due to fluctuations in actual volumes and scheduled volumes.

Our profitability is impacted by forward crude oil prices. Crude oil markets can either be in contango (a condition in which forward crude oil prices are greater than spot prices) or can be in backwardation (a condition in which forward crude oil prices are lower than spot prices). Our Crude Oil Logistics business benefits when the market is in contango, as increasing prices result in inventory holding gains during the time between when we purchase inventory and when we sell it. In addition, we are able to better utilize our storage assets when contango markets justify storing barrels. When markets are in backwardation, falling prices typically have an unfavorable impact on our storage tank lease rates.

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

Trade Names. Our Crude Oil Logistics segment operates primarily under the NGL Crude Logistics, NGL Crude Transportation and NGL Marine trade names.

Water Solutions

Overview. Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. As part of processing water, we are able to aggregate recovered crude oil, also known as skim oil, that was contained in the water and sell the crude oil. We also sell brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. Our activities in the Water Solutions segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.

We operate in a number of the most prolific crude oil and natural gas producing areas including the Delaware Basin in New Mexico and Texas, the Midland Basin in Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 485.1 million barrels of produced water across its areas of operation during the year ended March 31, 2020, we believe that we are the largest independent produced water transportation and disposal company in the United States. We currently have over 300,000 acres dedicated to our system under long-term agreements in the Northern Delaware Basin. In addition, we have several minimum volume commitments and other commercial agreements covering the Delaware, Midland, Eagle Ford, DJ and Pinedale Anticline Basins. Our focus in building our Water Solutions business has been to secure long-term, fixed fee contracts that contain minimum volume commitments, acreage dedications or similarly strong contractual relationships with large, well-capitalized producer customers.

Our core asset in the Water Solutions segment is our system located in the Northern Delaware Basin, where we own and operate the largest integrated network of large diameter produced water pipelines, recycling facilities and disposal wells. This system spans six counties in New Mexico and Texas that represent one of the most prolific crude oil producing regions in the United States with some of the most economic hydrocarbon resource and lowest break-even economics for producers. This system has over 535 miles of newly-built, in-service large diameter produced water pipelines connected to 58 active saltwater disposal facilities and 117 active disposal wells. We have over 300,000 acres dedicated to the Northern Delaware system providing a multi-decade drilling inventory and significant growth opportunity. These assets are substantially supported by long-term, fixed-fee contracts underpinned by major acreage dedications or minimum volume commitments.

Our Water Solutions segment also disposes of solids employing specialized equipment at select facilities in the Eagle Ford Basin, the Delaware Basin, the Midland Basin and the DJ Basin. This capability enables us to accept and dispose of solids such as tank bottoms, drilling fluids and drilling muds generated by crude oil and natural gas exploration and production activities. Our facilities will accept only exploration and production exempt waste allowed under our permits.

We own or have a possessory interest in over 120,000 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico, which we acquired during the year ended March 31, 2019. We purchased the real estate to secure royalty free locations to grow our produced water business and develop pipeline infrastructure. Our two ranches include 16 commercial water permits and four strategically located brackish non-potable water facilities (including 45 brackish non-potable water wells). Additionally, on both ranches we are organically developing surface mineral mining operations, solid waste facilities, and are exploring other uses for our real estate holdings.

Operations. We own 119 water treatment and disposal facilities, including 214 injection wells. The location and permitted processing capacities of these facilities are summarized below.

	Number of	Permitted Processing Capacity (barrels per day)
Location	Facilities	Own (1)	Lease (2)	Total
Permian Basin
Delaware Basin (3) - Texas and New Mexico	63	4,376,300	55,000	4,431,300
Midland Basin (3) - Texas	15	400,800	—	400,800
Eagle Ford (3)(4) - Texas	24	644,000	312,000	956,000
DJ Basin - Colorado	13	358,000	167,500	525,500
Granite Wash (3) - Texas	2	60,000	—	60,000
Pinedale Anticline (5) - Wyoming	1	—	72,765	72,765
Eaglebine - Texas	1	20,000	—	20,000
Total - All Facilities	119	5,859,100	607,265	6,466,365

(1)	These facilities are located on lands we own.

(2)	These facilities are located on lands we lease.

(3)	Certain facilities can dispose of both produced water and solids such as tank bottoms, drilling fluids and drilling muds.

(4)	Includes one facility with a permitted processing capacity of 40,000 barrels per day in which we own a 75% interest.

(5)	This facility has a design capacity of 72,765 barrels per day to process water to a recycle standard.

Our customers bring produced and flow back water generated by crude oil and natural gas exploration and production operations to our facilities for treatment through pipeline gathering systems and by truck. We expect that our pipeline delivered volumes will continue to increase as new projects come on line. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

Our facilities in Colorado, Texas and New Mexico dispose of produced water primarily into deep underground formations via injection wells. At our disposal facilities, we use proprietary well maintenance programs to enhance injection rates and extend the service lives of the wells.

Our facility servicing the Pinedale Anticline in Wyoming has the assets and technology needed to treat the water more extensively than a typical disposal facility. At this facility, we have the option of disposing of the water in underground injection wells or recycling the water. With regard to recycling the water, we either process the water to the point where it can be returned to producers to be reused in future drilling operations (recycle quality water), or we treat the water to a greater extent, such that it exceeds the standards for drinking water, and can be returned to the ecosystem (discharge quality water). Recycling offers producers an alternative to the use of fresh water in hydraulic fracturing operations. This minimizes the impact on aquifers, particularly in arid regions of the United States. Since June 2012, we have recycled approximately 19.4 million barrels (815 million gallons) of recycle quality water, have returned approximately 9.6 million barrels (403 million gallons) of discharge quality water back to New Fork River, which is a tributary of the Colorado River, and have returned approximately 2.7 million barrels (113 million gallons) of water to the ecosystem through an agricultural irrigation system.

Customers. The primary customers of our operations consist mainly of large publicly traded, oil and gas companies with diversified acreage positions across multiple leading oil and gas plays. The customers have contracts with us including minimum volume commitments, acreage dedications, water pipeline and trucked water disposal agreements. The customers of our Wyoming and Colorado facilities consist primarily of public and private exploration and production companies that conduct drilling operations near our facilities. The primary customer of our Wyoming facility has committed to deliver a specified minimum volume of water to our facility under a long-term contract. The primary customers of our Colorado facilities have acreage dedications to deliver all produced water produced at wells within the acreage to our facilities. During the year ended

March 31, 2020, 52% of the water treatment and disposal revenues of our Water Solutions segment were generated from our ten largest customers of the segment.

Competition. The principal elements of competition are system reliability, project execution capability and reputation, system capacity and flexibility, rates for services and system location relative to the producer’s operations. Our competitors include independent produced water transportation and disposal companies and the water transportation and disposal operations owned by oil and gas production companies themselves. Location can be an important consideration for our customers, who seek to minimize the cost of transporting the produced water to disposal facilities. Many of our facilities are strategically located near areas of high crude oil and natural gas production which provides us with a distinct advantage over a competitor that must build a system that can compete with our assets.

Pricing Policy. We charge customers a fee per barrel of produced water received. Our contractual agreements consist of: (a) minimum volume commitments requiring the customer to deliver a specified minimum volume of produced water over a specified period of time; (b) acreage dedications requiring the customer to deliver all volumes from the dedicated acreage with us; and (c) produced water pipeline and trucked disposal agreements providing interruptible service in exchange for a fee per barrel of produced water received. We also generate revenue from the sale of crude oil we recover in processing the produced water. In addition, we may charge pipeline transportation fees, pipeline interconnection fees, solids disposal fees and fees for the sale of produced water for reuse by our customers.

Billing and Collection Procedures. Our Water Solutions customers consist of large, integrated oil and gas companies and leading independent exploration and production companies. We typically invoice these customers on a monthly basis. We perform credit analysis, require credit approvals, establish credit limits, and follow monitoring procedures on these customers. We believe the following procedures enhance our collection efforts with these customers:

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

Liquids and Refined Products

Overview. Our Liquids and Refined Products segment conducts marketing operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 28 company-owned terminals, other third party storage and terminal facilities, common carrier pipelines and our extensive fleet of leased railcars. We also provide natural gas liquid and refined product terminaling and storage services at our salt dome storage facility joint venture in Utah and marine exports through our facility located in Chesapeake, Virginia. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment. During the year ended March 31, 2020, we sold 4.2 billion gallons of natural gas liquids, refined products and renewables products, an average of 11.39 million gallons (approximately 271,000 barrels) per day.

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

In order to secure consistent supply during the heating season, we are often required to purchase volumes of propane during the entire fiscal year. In order to mitigate storage costs and price risk, we may sell those volumes at a lesser margin in lower demand months than we earn in our other wholesale operations.

We purchase butane from refiners during the summer months, when refiners have a greater butane supply than they need, and sell butane to refiners during the winter blending season, when demand for butane is higher. We utilize a portion of our railcar fleet and a portion of our leased underground storage to store butane for this purpose. We also transport customer-owned natural gas liquids on our leased railcars and charge the customers a transportation service fee as well as subleasing railcars to certain customers. We utilize a fleet of approximately 4,900 high-pressure and general purpose leased railcars of which 275 railcars are subleased to third parties. Our owned and leased terminals and railcar fleet give us the opportunity to access markets throughout the United States, and to move product to locations where demand is highest. We provide transportation, storage, and throughput services to third parties at our facilities at Kingfisher, Oklahoma and Port Hudson, Louisiana, as well as Sawtooth, an underground storage facility near Delta, Utah, in which we own approximately a 71.5% interest, as described further below.

We purchase refined petroleum and renewable products primarily in the Gulf Coast, West Coast and Midwest regions of the United States and schedule them for delivery at various locations throughout the country. We conduct just-in-time sales at a nationwide network of terminals owned by third parties via rack spot sales that do not involve continuing contractual obligations to purchase or deliver product. Rack spot sales are priced and delivered on a daily basis through truck loading racks. At the end of each day for each of the terminals that we market from, we establish the next day selling price for each product for each of our delivery locations. We announce or “post” to customers via website, e-mail, and telephone communications the rack spot sale price of various products for the following morning. When customers decide to purchase product from us, we purchase the same volume of product from a supplier at a previously agreed-upon price. For these just-in-time transactions, our purchase from the supplier occurs at the same time as our sale to our customer. Typical rack spot sale purchasers include commercial and industrial end users, independent retailers and small, independent marketers who resell product to retail gasoline stations or other end users. Our selling price of a particular product on a particular day is a function of our supply at that delivery location or terminal, our estimate of the costs to replenish the product at that delivery location, and our desire to reduce product volume at that particular location that day. A significant percentage of our business is priced on a back-to-back basis which minimizes our commodity price exposure.

The following table summarizes the location of our facilities (excluding Sawtooth) and respective throughput capacity and interconnects to those facilities.

Facility	Throughput Capacity (gallons per day)	Terminal Interconnects
Arkansas	2,422,800	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Missouri	1,813,000	Connected to Phillips66 Blue Line Pipeline
Minnesota	1,441,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Indiana	1,364,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Louisiana	945,000	Truck Facility
Illinois	864,000	Connected to Phillips66 Blue Line Pipeline
Wisconsin	863,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Virginia	794,000	Rail Facility; Marine Facility
Oklahoma	756,800	Connected to Phillips66 Chisholm Pipeline; Rail Facility
Washington	717,000	Rail Facility
Massachusetts	681,200	Rail Facility
Vermont	387,000	Rail Facility
Maine	386,400	Rail Facility
New York	386,400	Rail Facility
Pennsylvania	368,000	Rail Facility
United States Total	14,189,600

Ontario, Canada	200,000	Truck Facility
Canada Total	200,000

Total	14,389,600

We have operating agreements with third parties for certain of our terminals. The terminals in East St. Louis, Illinois and Jefferson City, Missouri are operated for us by a third party for a monthly fee under an operating and maintenance agreement that expires in November 2022. The terminal in St. Catherines, Ontario, Canada is operated by a third party under a year-to-year agreement.

We own the land on which 14 of the 28 natural gas liquids terminals are located and we either have easements or lease the land on which the remaining terminals are located.

We are the majority owner of Sawtooth, an underground storage facility near Delta, Utah. This facility currently has capacity to store approximately 6.0 million barrels of natural gas liquids and refined products. We lease storage to approximately 16 customers, with lease terms ranging from one to three years. The facility is located on property for which we have a long-term lease.

We own a natural gas liquids terminal that supports refined products blending in Port Hudson, Louisiana, and a natural gas liquids and condensate facility in Kingfisher, Oklahoma. The Port Hudson terminal is located near Baton Rouge, Louisiana, and is in proximity to other refined products infrastructure along the Colonial pipeline. This truck unloading and storage facility allows for the aggregation and supply of butane and naphtha for motor fuel blending and consists of storage tanks with total capacity of 720,000 gallons. The Kingfisher facility is a natural gas liquids and condensate facility located in Kingfisher, Oklahoma, which is located in the middle of the STACK production region. The facility connects to the Chisholm NGL pipeline and the Conway fractionation complex and consists of 450,000 gallons of storage capacity, a methanol extraction tower and a 5,000-barrel per day condensate splitter. The Chesapeake facility is a marine export/import terminal situated upstream of Norfolk, Virginia on the Elizabeth River. The site includes a proprietary dock with the capacity to berth handy-sized vessels (a dry bulk carrier of an oil tanker with a capacity between 15,000 and 35,000 dead weight tonnage) to very large gas carriers (a carrier capable of loading anywhere between 100,000 cubic meters to 200,000 cubic meter of gas), truck loading and off-road racks along with 22 railcar spots, with service provided by Norfolk Southern Railroad. The facility has an aggregate storage capacity of 20,378,000 gallons.

We own 23 transloading units, which enable customers to transfer product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most convenient for customers to transfer their product.

We lease storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.

The following table summarizes our significant leased storage space at natural gas liquids and refined products storage facilities and interconnects to those facilities:

	Leased Storage Space (gallons)
Storage Facility	Beginning April 1, 2020	At March 31, 2020	Storage Interconnects
Kansas	60,900,000	67,200,000	Connected to Enterprise Mid-America Pipeline, NuStar Pipelines and ONEOK North System Pipeline; Rail Facility; Truck Facility
Mississippi	7,980,000	6,300,000	Connected to Enterprise Dixie Pipeline; Rail Facility
Missouri	7,560,000	7,560,000	Truck Facility
Arizona	7,056,000	7,056,000	Connected to Kinder Morgan Pipeline; Rail Facility; Truck Facility
Texas	3,990,000	3,990,000	Connected to Enterprise Texas Eastern Products Pipeline; Truck Facility
Michigan	1,050,000	1,050,000	Rail Facility; Truck Facility
Illinois	42,000	42,000	Connected to Buckeye Wood River Pipeline
United States Total	88,578,000	93,198,000

Ontario, Canada	15,750,000	15,750,000	Rail Facility
Alberta, Canada	3,440,892	3,440,800	Connected to Cochin Pipeline; Rail Facility
Canada Total	19,190,892	19,190,800

Total	107,768,892	112,388,800

Customers. Our Liquids and Refined Products business serves approximately 1,400 customers in 49 states and Canada. Our Liquids and Refined Products business serves national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. We deliver natural gas liquids, refined products and biodiesel supply to our customers at terminals located on common carrier pipelines, rail terminals, refineries, and major United States storage hubs. During the year ended March 31, 2020, 22% of the revenues of our Liquids and Refined Products segment were generated from our ten largest customers of the segment.

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

Competition. Our Liquids and Refined Products business faces significant competition from other natural gas liquids wholesalers, trading companies and companies involved in the natural gas liquids midstream industry (such as terminal and refinery operations), some of which have greater financial resources than we do. The primary factors on which we compete are:

•	price;

•	availability of supply;

•	reliability of service;

•	available space on common carrier pipelines;

•	storage availability;

•	logistics capabilities, including the availability of railcars, and proprietary terminals;

•	long-term customer relationships; and

•	the acquisition of businesses.

Market Price Risk. Our philosophy is to maintain minimum commodity price exposure through a combination of purchase contracts, sales contracts and financial derivatives. A significant percentage of our refined products and biodiesel businesses is priced on a back-to-back basis which minimizes our commodity price exposure. For discretionary inventory, and for those instances where physical transactions cannot be appropriately matched, we utilize financial derivatives to mitigate commodity price exposure. Specific exposure limits are mandated in our credit agreement and in our market risk policy.

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

Pricing Policy. In our Liquids and Refined Products segment, we offer our customers the following categories of contracts:

•	customer pre-buys, which typically require deposits based on market pricing conditions;

•	market based, which can either be a posted price or an index to spot price at time of delivery; and

•	load package, a firm price agreement for customers seeking to purchase specific volumes delivered during a specific time period.

We use back-to-back contracts for many of our liquids business sales to limit exposure to commodity price risk and protect our margins. We are able to match our supply and sales commitments by offering our customers purchase contracts with flexible price, location, storage, and ratable delivery. However, certain common carrier pipelines require us to keep minimum in-line inventory balances year round to conduct our daily business, and these volumes are not matched with a sales commitment.

We generally require deposits from our customers for fixed price future delivery if the delivery date is more than 30 days after the time of contractual agreement.

Billing and Collection Procedures. Our propane and butane customers consist of commercial accounts varying in size from local independent distributors to large regional and national retailers. These sales tend to be large volume transactions that can range from 10,000 gallons up to 1,000,000 gallons, and deliveries can occur over time periods extending from days to as long as a year. Our refined products customers consist primarily of commercial and industrial end users, independent retailers, distributors, marketers, government entities, and other wholesalers of refined petroleum products.

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

•
we monitor individual customer receivables relative to previously-approved credit limits, and our rack delivery system gives us the option to discontinue providing product to customers when they exceed their credit limits;

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

Legal and Regulatory Considerations. Demand for ethanol and biodiesel is driven in large part by government mandates and incentives. Refiners and producers are required to blend a certain percentage of renewables into their refined products, although the percentage can vary from year to year based on the United States Environmental Protection Agency (“EPA”) mandates. In addition, the federal government has in recent years granted certain tax credits for the use of biodiesel, although on several occasions these tax credits have expired. In December 2019, the federal government passed a law to reinstate the tax credit retroactively to January 1, 2018, with the credit expiring on December 31, 2022. Changes in future mandates and incentives, or decisions by the federal government related to future reinstatement of the biodiesel tax credit, could result in changes in demand for ethanol and biodiesel.

Trade Names. Our Liquids and Refined Products segment operates primarily under the NGL Supply Wholesale, NGL Supply Terminal Company, Sawtooth Caverns, Centennial Energy, NGL Crude Logistics and Centennial Gas Liquids trade names.

Employees

At March 31, 2020, we had approximately 1,400 full-time employees. We do not have any employees that are members of a labor union.

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

Maritime Transportation. The Jones Act is a federal law that restricts maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. Because our fleet transports between locations in the United States, we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to ensure compliance with the Jones Act. The Jones Act also requires that all United States-flagged vessels be manned by United States citizens. Foreign-flagged seamen generally receive lower wages and benefits than those received by United States citizen seamen. This requirement significantly increases operating costs of United States-flagged vessel operations compared to foreign-flagged vessel operations. Certain foreign governments subsidize their nations’ shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flagged vessel owners. The United States Coast Guard and American Bureau of Shipping maintain the most stringent regimen of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flagged operators than for owners of vessels registered under foreign flags of convenience.

Environmental Regulation

General. Our operations are subject to a myriad of federal, state and local laws and regulations relating to the protection of the environment. Existing regulatory structure shapes our decision-making and business activities in many ways, such as:

•	shaping decisions regarding what types of pollution-control equipment to deploy and how a facility should be designed;

•
informed construction activities, such as where to locate and where not to locate a facility, e.g., locating construction activities away from sensitive environmental, cultural or historic areas, including wetlands, coastal regions or areas inhabited by endangered or threatened species, and limiting or prohibiting construction activities during certain sensitive periods, such as when threatened or endangered species are breeding/nesting;

•	informed decision-making regarding the timing of activities, for example, we will delay construction or system modification or upgrades during the issuance or renewal periods of certain permits;

•
informed decision-making pertaining to our approach to investigating, mitigating and remediating unplanned releases from our facilities and operations or attributable to former facilities or operations, as necessary and appropriate; and

•	shaping our decision-making about whether a facility or operation should be temporarily halted to address potential non-compliance with relevant permit requirements.

Consideration of and compliance with relevant environmental regulatory requirements has lead our business activities to be more sustainable while simultaneously mitigating exposure to long and short-term environmental risk. Conversely, failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances such as crude oil or wastes have been disposed or otherwise unlawfully released. The trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

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

CERCLA, also known as the “Superfund” law, and similar state laws, impose liability on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. While natural gas liquids are not a hazardous substance within the meaning of CERCLA, other chemicals used in or generated by our operations may be classified as a hazardous substance. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict and joint and several liability for the costs of investigating and cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

We currently own or lease properties where crude oil is being or has been handled for many years. Although previous operators have utilized operating and disposal practices that were standard in the industry at the time, crude oil or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where the crude oil and wastes have been transported for treatment or disposal. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to implement remedial measures to prevent or mitigate future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our consolidated results of operations or financial position.

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

Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state and local laws and regulations, which regulate emissions of air pollutants from various industrial sources and mandate certain monitoring and reporting requirements. This regulatory overlay may require that we obtain permits prior to the construction, modification or operation of certain projects or facilities expected to produce or increase air emissions; that we obtain and strictly comply with air permits containing emissions and operational limitations and utilize specific emission control technologies to limit emissions. Violation of these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. Furthermore, we may make certain future capital expenditures for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Water Discharges. The Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the United States and impose requirements affecting our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Clean Water Act’s National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. SPCC requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a crude oil or other constituent tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. We maintain a number of discharge permits, some of which may require us to monitor and sample storm water runoff from such facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Underground Injection Control. The underground injection of crude oil and natural gas wastes is regulated by the Underground Injection Control Program, as authorized by the Safe Drinking Water Act, as well as by state programs focused on the conservation of hydrocarbon resources. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluid from the injection zone into underground sources of drinking water, as well as to prevent communication between injected fluids and zones capable of producing hydrocarbons. The Safe Drinking Water Act establishes requirements for permitting, testing, monitoring, record keeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our underground injection control (“UIC”) permits, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.

Under the auspices of the federal UIC program as implemented by states with UIC primacy, regulators, particularly at the state level, are becoming increasingly sensitive to possible correlations between underground injection and seismic activity. Consequently, state regulators implementing both the federal UIC program and state corollaries are heavily scrutinizing the location of injection facilities relative to faulting and are limiting both the density or injection facilities as well as the rate of injection.

Hydraulic Fracturing. We do not conduct any hydraulic fracturing activities. However, a portion of our customers’ crude oil and natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, and our Water Solutions business treats and disposes of produced water generated from crude oil and natural gas production, including production employing hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate oil and gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of underground injection and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Congress will likely continue to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s UIC Program and/or require disclosure of chemicals used in the hydraulic fracturing process. Federal agencies, including the EPA and the United States Department of the Interior, have asserted their regulatory authority to, for example, study the potential impacts of hydraulic fracturing on the environment, and initiate rulemakings to compel disclosure of the chemicals used in hydraulic fracturing operations, and establish pretreatment standards for produced water from hydraulic fracturing operations. In addition, some states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, which include additional permit requirements, public disclosure of fracturing fluid contents, operational restrictions, and/or temporary or permanent bans on hydraulic fracturing. We expect that scrutiny of hydraulic fracturing activities will continue in the future.

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas emissions, most notably methane and carbon dioxide, to global warming. This growing concern has resulted in a steady stream of legislation considered by Congress to address climate change through a variety of mechanisms, including carbon taxes and carbon cap-and-trade programs. For example, on January 24, 2019, Representative Theodore E. Deutch (D-FL) introduced H.R. 763, the Energy Innovation and Carbon Dividend Act of 2019, which would impose a fee on the carbon content of fuels, including crude oil and natural gas, on the producers or importers of such fuels. On April 10, 2019, Senator Sheldon Whitehouse (D-RI) introduced S. 1128, the American Opportunity Carbon Fee Act of 2019, which would impose fees on emissions from natural gas, petroleum products, and coal. The ultimate outcome of any possible future federal legislative initiatives is uncertain. In addition, several states have already adopted legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs.

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

Some scientists have suggested climate change could increase the severity of extreme weather, such as increased hurricanes and floods, which could damage our facilities. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our natural gas liquids is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for our products and services. If there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

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

Safety and Transportation

All states in which we operate have adopted fire safety codes that regulate the storage and distribution of propane and distillates. In some states, state agencies administer these laws, while in other states, municipalities administer these laws. We conduct training programs to help ensure that our operations comply with applicable governmental regulations. With respect to general operations, each state in which we operate adopts National Fire Protection Association, Pamphlet Nos. 54 and 58, or comparable regulations, which establish rules and procedures governing the safe handling of propane, and Pamphlet Nos. 30, 30A, 31, 385, and 395 which establish rules and procedures governing the safe handling of distillates, such as fuel oil. We believe that the policies and procedures currently in effect at all of our facilities for the handling, storage and distribution of propane and distillates and related service and installation operations are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

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

The Pipeline Safety Act of 1992 added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in high consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain United States crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. In January 2012, the federal government passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”). This act provides for additional regulatory oversight of the nation’s pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT’s other initiatives. The 2011 Pipeline Safety Act increases the maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm from $1 million to $2 million. In addition, this law established additional safety requirements for newly constructed pipelines. The law also provides for (i) additional pipeline damage prevention measures; (ii) allowing the Secretary of Transportation to require automatic and remote-controlled shut-off valves on new pipelines; (iii) requiring the Secretary of Transportation to evaluate the effectiveness of expanding pipeline integrity management and leak detection requirements; (iv) improving the way the DOT and pipeline operators provide information to the public and emergency responders; and (v) reforming the process by which pipeline operators notify federal, state and local officials of pipeline accidents. On June 22, 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 was enacted, further strengthening PHMSA’s safety authority and extending PHMSA’s statutory mandate under prior legislation through 2019. Congress did not pass a reauthorization bill in 2019 and PHMSA is operating under a continuing resolution until a new bill is passed.

Railcar Regulation

We transport a significant portion of our natural gas liquids, crude oil, ethanol and biodiesel via rail transportation, and we own and/or lease a fleet of crude oil, high-pressure and general purpose railcars for this purpose. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies.

The adoption of additional federal, state or local laws or regulations, including any voluntary measures by the rail industry regarding railcar design or transport activities, or efforts by local communities to restrict or limit rail traffic, could similarly affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows.

Occupational Health Regulations

The workplaces associated with our manufacturing, processing, terminal, disposal, storage and distribution facilities are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. Our marine vessel operations are also subject to safety and operational standards established and monitored by the United States Coast Guard. In general, we expect to increase our expenditures relating to compliance with likely higher industry and regulatory safety standards such as those described above. However, these expenditures cannot be accurately estimated at this time, but we do not expect compliance with these standards to have a material adverse effect on our business.

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

Item 1A.    Risk Factors

Risks Related to Our Business

The spread of the novel strain of coronavirus (“COVID-19”), recent energy industry developments and the resulting impact on business and economic conditions may affect adversely our business, financial condition, results of operations and cash flows.

The spread of COVID-19 has led to global and regional economic disruption, volatility in the financial markets and a weakened commodity price environment. It is possible that the continued spread of COVID-19 and efforts to contain the virus, such as quarantines, closures and reduced operations of businesses will have a continued adverse impact on global and regional economic conditions, which could further impact (i) the supply and demand for crude oil, refined petroleum and natural gas liquids, (ii) our ability to efficiently and effectively operate our business as our employees are subject to stay-at-home and social distancing restrictions, (iii) our suppliers of materials, equipment and services or (iv) our access to capital markets. The spread of COVID-19 may also cause other unpredictable or unforeseen events that may affect adversely our business, financial condition, results of operations and cash flows. Volatility in commodity prices may have an impact on many of our counterparties, which, in turn, could have a negative impact on their ability to meet their obligations to us. For example, in March 2020, unsuccessful negotiations between the Organization of the Petroleum Exporting Countries (OPEC) and Russia regarding crude oil production cuts resulted in a price war between Saudi Arabia and Russia. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. However, further negotiations in April 2020 resulted in an agreement to reduce production volumes. Failure to abide by these agreed upon crude oil production cuts may further destabilize the global oil market, which is simultaneously experiencing a limitation on crude oil storage capacity and a dramatic decrease in demand due to COVID-19, and crude oil prices may continue to decline. If adverse global or regional economic and market conditions remain uncertain or persist, spread or deteriorate further, we may experience a material adverse impact on our business, results of operations, financial position, cash flows and/or liquidity.

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

We may not have sufficient cash to enable us to pay the minimum quarterly distribution. These distributions may only be made from cash available for distribution after the preferred quarterly distribution to which our preferred units are entitled. The amount of cash we can distribute on our units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the cost of crude oil, natural gas liquids, gasoline, diesel, ethanol, and biodiesel that we buy for resale and whether we are able to pass along cost increases to our customers;

•	the volume of produced water delivered to our processing facilities;

•	disruptions in the availability of crude oil and/or natural gas liquids supply;

•	our ability to renew leases for storage and railcars;

•	the effectiveness of our commodity price hedging strategy;

•	weather conditions across the United States;

•	the level of competition from other energy providers; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution also depends on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•
restrictions contained in the credit agreement (the “Credit Agreement”), the term credit agreement (the “Term Credit Agreement”) the indentures governing our outstanding 7.50% senior notes due 2023, 6.125% senior notes due 2025 and 7.50% senior notes due 2026 (collectively, the “Indentures”) and other debt service requirements;

•
restrictions contained in the agreements relating to our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and 9.00% Class D Preferred Units (“Class D Preferred Units”) (collectively the “Preferred Units”);

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

•
covenants in the Credit Agreement, Term Credit Agreement and Indentures that limit the amount and types of indebtedness that we may incur to finance acquisitions and which may adversely affect our ability to make distributions to our unitholders;

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

At March 31, 2020, the face amount of our long-term debt was $3.2 billion. Our level of debt could have important consequences to us, including the following:

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

Restrictions in the Credit Agreement, Term Credit Agreement and Indentures could adversely affect our business, financial position, results of operations, ability to make distributions to unitholders and the value of our common units.

The Credit Agreement, Term Credit Agreement and Indentures limit our ability to, among other things:

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

We are permitted to make distributions to our unitholders under the Credit Agreement, Term Credit Agreement and Indentures as long as no default or event of default exists both immediately before and after giving effect to the declaration and payment of the distribution and the distribution does not exceed available cash for the applicable quarterly period. The Credit Agreement, Term Credit Agreement and Indentures also contain covenants requiring us to maintain certain financial ratios. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.

The provisions of the Credit Agreement, Term Credit Agreement and Indentures may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Credit Agreement and Term Credit Agreement could result in a covenant violation, default or an event of default that could enable our lenders, subject to the terms and conditions of the Credit Agreement and Term Credit Agreement, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our common unit price, our ability to issue equity or incur debt, and our ability to make cash distributions at our intended levels.

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

Declining crude oil prices and crude production volumes could adversely impact our Water Solutions and Crude Oil Logistics businesses.

In March 2020, crude oil spot and forward prices experienced a substantial decline. The structure of the market has moved from mild backwardation to significant contango. The volume of water we process and crude oil we transport is driven in large part by the level of crude oil production. Lower crude oil prices provide the producers with less incentive to spend on capital expenditures, which results in few drilling rigs and lower amounts of production, which negatively impacts our disposal volumes. In addition, a portion of our profitability in our Water Solutions business is generated from the sale of crude oil that we recover when processing produced water, and lower crude oil prices have an adverse impact on these profits if not hedged. A further decline in crude oil prices or a prolonged period of low crude oil prices could have an adverse effect on our Water Solutions and Crude Oil Logistics businesses.

Our profitability could be negatively impacted by price and inventory risk related to our business.

The Crude Oil Logistics and Liquids and Refined Products businesses are “margin-based” businesses in which our realized margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in product prices caused by changes in supply, pipeline transportation and storage capacity or other market conditions.

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

One of the strategies of our Liquids and Refined Products segment is to purchase refined products in the Gulf Coast and West Coast and transport the product on the third party pipelines for sale in the Southwest. We are subject to the risk of a price decline between the time we purchase refined products and the time we sell the products. We seek to mitigate this risk by entering into NYMEX futures contracts. However, price changes in locations where we operate do not correspond directly with changes in prices in the NYMEX futures market, and as a result these futures contracts cannot be perfect hedges of our commodity price risk.

We are affected by competition from other midstream, transportation, and terminaling and storage companies, some of which are larger and more firmly established and may have greater resources than we do.

We experience competition in all of our segments. In our Liquids and Refined Products segment, we compete for natural gas liquids supplies and also for customers for our services. Our competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. Our natural gas liquids terminals compete with other terminaling and storage providers in the transportation and storage of natural gas liquids. Natural gas and natural gas liquids also compete with other forms of energy, including electricity, coal, fuel oil and renewable or alternative energy. We also face significant competition for refined products supplies and also for customers for our services.

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

Our Water Solutions segment is in direct and indirect competition with other businesses, including disposal and other produced water treatment businesses.

We can make no assurance that we will compete successfully in each of our lines of business. If a competitor attempts to increase market share by reducing prices, we may lose customers, which would reduce our revenues.

Our business would be adversely affected if service at our principal storage facilities or on the common carrier pipelines or railroads we use is interrupted.

We use third-party common carrier pipelines to transport our products and we use third-party facilities to store our products. Any significant interruption in the service at these storage facilities or on the common carrier pipelines we use would adversely affect our ability to obtain products. We transport natural gas liquids, ethanol, and biodiesel by railcar. We do not own or operate the railroads on which these railcars are transported. Any disruptions in the operations of these railroads could adversely impact our ability to deliver product to our customers.

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

Our sales of crude oil, condensate, natural gas liquids, gasoline, diesel, ethanol, and biodiesel and related transportation and hedging activities, and our processing of produced water, expose us to potential regulatory risks.

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

Our operations, including those involving crude oil, condensate, natural gas liquids, refined products, renewables, and crude oil and natural gas produced water, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities due to handling of produced water and hydrocarbons, such as crude oil, condensate, natural gas liquids, gasoline, diesel, ethanol, and biodiesel. For instance, our Water Solutions business carries with it environmental risks, including leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills. Our Crude Oil Logistics and Liquids and Refined Products businesses carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the impairment or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

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

Additionally, in order to conduct our operations, we must obtain and maintain numerous permits, approvals and other authorizations from various federal, state, provincial and local governmental authorities relating to produced water handling, discharge and disposal, air emissions, transportation and other environmental matters. These authorizations subject us to terms and conditions which may be onerous or costly to comply with, and that may require costly operational modifications to attain and maintain compliance. The renewal, amendment or modification of these permits, approvals and other authorizations may involve the imposition of even more stringent and burdensome terms and conditions with attendant higher costs and more significant effects upon our operations.

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

State and federal legislation and regulatory initiatives relating to our hydraulic fracturing customers could harm our business.

Hydraulic fracturing is a common practice within the oil and gas exploration and production process, including within those fields where are our Water Solutions and Crude Oil Logistics segments operate. The practice of hydraulic fracturing is a well-stimulation technique utilized to facilitate the production of oil and natural gas and other hydrocarbon condensates from shale and tight conventional formations. The exploration and production process, including the practice of hydraulic fracturing, is subject to regulation by state and federal authorities. Jurisdiction and applicable regulatory requirements can vary depending on the location of the activity. The process of hydraulic fracturing has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may adversely impact the oil and gas drilling industry. Any current or proposed restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability.

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

Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of timing risk. In a backwardated market (when prices for future deliveries are lower than current prices), timing risk is created. In these instances, physical inventory generally loses value as the price of such physical inventory declines over time. Timing risk cannot be entirely eliminated, and basis exposure, particularly in backwardated or other adverse market conditions, can adversely affect our consolidated financial position and results of operations.

The counterparties to our commodity derivative and physical purchase and sale contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

We encounter risk of counterparty nonperformance in our businesses. Disruptions in the supply of product and in the crude oil and natural gas liquids commodities sector overall for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our ability to obtain supply to fulfill our sales delivery commitments or obtain supply at reasonable prices, which could result in decreased gross margins and profitability, thereby impairing our ability to make payments on our debt obligations or distributions to our unitholders.

Our use of derivative financial instruments could have an adverse effect on our results of operations.

We have used derivative financial instruments as a means to protect against commodity price risk and expect to continue to do so. We may, as a component of our overall business strategy, increase or decrease from time to time our use of such derivative financial instruments in the future. Our use of such derivative financial instruments could cause us to forego the economic benefits we would otherwise realize if commodity prices or interest rates were to change in our favor. In addition, although we monitor such activities in our risk management processes and procedures, such activities could result in losses, which could adversely affect our consolidated results of operations and impair our ability to make payments on our debt obligations or distributions to our unitholders.

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

Volumes of crude oil recovered during the produced water treatment process can vary. Any significant reduction in residual crude oil content in produced water we treat will affect our recovery of crude oil and, therefore, our profitability.

A portion of our profitability in our Water Solutions business is generated from the sale of crude oil that we recover when processing produced water. Our ability to recover sufficient volumes of crude oil is dependent upon the residual crude oil content in the produced water we treat, which is, among other things, a function of water temperature. Generally, where water temperature is higher, residual crude oil content is lower. Thus, our crude oil recovery during the winter season is substantially higher than our recovery during the summer season. Additionally, residual crude oil content will decrease if, among other things, producers begin recovering higher levels of crude oil in produced water prior to delivering such water to us for treatment. Any reduction in residual crude oil content in the produced water we treat could materially and adversely affect our profitability.

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

The demand for biodiesel is supported by certain federal tax credits. These tax credits have typically been granted for short durations, and on several occasions these tax credits have expired. In December 2019, the federal government passed a law to reinstate the tax credit retroactively to January 1, 2018, with the credit expiring on December 31, 2022. There can be no assurance that the federal government will grant such tax credits in the future. If the federal government were to discontinue the practice of granting such tax credits, this would likely have an adverse effect on demand for biodiesel and on our biodiesel marketing operations.

A loss of one or more significant customers could materially or adversely affect our results of operations.

We expect to continue to depend on key customers to support our revenues for the foreseeable future. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations. During the year ended March 31, 2020, a significant portion of our revenues was dependent on key customers as summarized below:

•	77% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment;

•	52% of the water treatment and disposal revenues of our Water Solutions segment were generated from our ten largest customers of the segment; and

•	22% of the revenues of our Liquids and Refined Products segment were generated from our ten largest customers of the segment.

Additionally, certain key customers of the Grand Mesa Pipeline contribute significantly to the cash flows and profitability of that asset. Any loss of those customers or their contracts could have an adverse impact on our financial results.

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

One of the ways we intend to grow our business is through the construction of additions to our systems and/or the construction of new terminaling, transportation, and produced water treatment facilities. These expansion projects require the expenditure of significant amounts of capital, which may exceed our resources, and involve numerous regulatory, environmental, political and legal uncertainties, including political opposition by landowners, environmental activists and others. There can be no assurance that we will complete these projects on schedule or at all or at the budgeted cost. Our revenues may not increase upon the expenditure of funds on a particular project. Moreover, we may undertake expansion projects to capture anticipated future growth in production in a region in which anticipated production growth does not materialize or for which we are unable to acquire new customers. We may also rely on estimates of proved, probable or possible reserves in our decision to undertake expansion projects, which may prove to be inaccurate. As a result, our new facilities and infrastructure may not be able to attract enough product to achieve our expected investment return, which could materially and adversely affect our consolidated results of operations and financial position.

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

At March 31, 2020, we had goodwill and long-lived assets of $5.6 billion. Such assets are subject to impairment reviews on an annual basis, or at an interim date if information indicates that such asset values have been impaired. Any impairment we would be required to record in our financial statements would result in a charge to our income, which would reduce our earnings.

We recorded a goodwill impairment charge of $250.0 million during the year ended March 31, 2020 due to the current macroeconomic conditions, including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulting in expected decreases in future cash flows for certain of our assets in our Water Solutions segment.

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

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of our unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us; and

•
provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

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

We currently have three series of Preferred Units outstanding. All of these units rank senior to the common units with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, as long as any Preferred Units remain outstanding, we may not declare any distribution on our common units unless all accumulated and unpaid distributions have been declared and paid on the Preferred Units. In the event of our liquidation, winding-up or dissolution, the holders of the Preferred Units would have the right to receive proceeds from any such transaction before the holders of the common units. The payment of the liquidation preference could result in common unitholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of the common units, make it harder for us to sell common units in offerings in the future, or prevent or delay a change of control.

The issuance of common units upon exercise of the warrants may cause dilution to existing common unitholders and may place downward pressure on the trading price of our common units.

We currently have outstanding exercisable options to purchase 25,500,000 common units at exercise prices ranging from $13.56 to $17.45. Any exercise of these warrants may cause dilution to existing common unitholders and may place downward pressure on the trading price of our common units. The warrants may be exercised from and after the first anniversary of the date of issuance. Unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

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

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of the unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units the unitholder sells will, in effect, become taxable income to the unitholder if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The United States Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-compete agreements entered into in connection with acquisitions and other encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligation under the Credit Agreement and Term Credit Agreement is secured by liens and mortgages on substantially all of our real and personal property.

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

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” At May 28, 2020, there were approximately 115 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”

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

General Partner Interest

Our general partner is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs) and our general partner does not contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. As of March 31, 2020, we owned 8.69% of our general partner.

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

Restrictions on the Payment of Distributions

As described in Note 8 to our consolidated financial statements included in this Annual Report, the Credit Agreement and Term Credit Agreement contains covenants limiting our ability to pay distributions if we are in default under these agreements and to pay distributions that are in excess of available cash (as defined in the Credit Agreement). In addition, quarterly distributions on the preferred units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units.

Common Unit Repurchase Program

The following table sets forth certain information with respect to repurchases of common units during the three months ended March 31, 2020:

Period	Total Number of Common Units Purchased	Average Price Paid Per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Common Units that May Yet Be Purchased Under the Program
January 1-31, 2020	—	$—	—	$—
February 1-29, 2020	44,916	$9.77	—	$—
March 1-31, 2020	—	$—	—	$—
	44,916		—	$—

The common units were surrendered by employees to pay tax withholdings in connection with the vesting of restricted common units. As a result, we are deeming the surrenders to be “repurchases.” These repurchases were not part of a publicly announced program to repurchase our common units.

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

The selected consolidated historical financial data at March 31, 2020 and 2019, and for each of the three years in the period ended March 31, 2020 is derived from our audited historical consolidated financial statements included in this Annual Report. The selected consolidated historical financial data at March 31, 2018, 2017 and 2016 and for each of the two years in the period ended March 31, 2017 is derived from our audited historical consolidated financial statements not included in this Annual Report.

	Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands, except per unit data)
Income Statement Data
Total revenues	$7,584,000	$8,689,157	$6,953,947	$5,216,265	$6,910,797
Total cost of sales	$6,604,383	$7,983,061	$6,263,561	$4,738,563	$6,335,869
Operating (loss) income	$(3,332)	$126,728	$187,335	$226,469	$(226,947)
Interest expense	$181,184	$164,725	$199,149	$149,601	$132,665
(Gain) loss on early extinguishment of liabilities, net	$(1,341)	$12,340	$23,201	$(24,727)	$(28,532)
(Loss) income from continuing operations	$(180,545)	$(79,455)	$(22,477)	$115,547	$(312,959)
Net (loss) income from continuing operations allocated to common unitholders	$(367,246)	$(171,153)	$(82,816)	$78,369	$(371,655)
Basic (loss) income from continuing operation per common unit	$(2.88)	(1.39)	$(0.68)	$0.73	$(3.55)
Diluted (loss) income from continuing operations per common unit	$(2.88)	$(1.39)	$(0.68)	$0.70	$(3.55)
Cash Flows Data
Net cash provided by (used in) operating activities	$464,055	$337,250	$137,967	$(25,038)	$354,264
Net cash (used in) provided by investing activities	$(1,438,756)	$453,473	$270,582	$(363,126)	$(445,327)
Net cash provided by (used in) financing activities	$978,833	$(794,245)	$(394,281)	$371,454	$80,705
Cash distributions paid per common unit	$1.56	$1.56	$1.56	$1.56	$2.54
Balance Sheet Data - Period End
Total assets (1)	$6,498,736	$5,902,493	$6,151,122	$6,320,379	$5,560,155
Total long-term obligations, net of debt issuance costs and current maturities (1)	$3,379,940	$2,223,675	$2,853,064	$3,143,030	$3,155,062
Total equity	$1,735,690	$2,277,818	$2,086,095	$2,166,802	$1,694,065

(1)
We adopted ASC 842 “Leases” effective April 1, 2019 using the modified retrospective method, with no adjustment to comparative period information. This guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. See Note 16 to our consolidated financial statements included in this Annual Report for a further discussion of the impact of adoption of ASC 842 to our consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership (“we,” “us,” “our,” or the “Partnership”) formed in September 2010. NGL Energy Holdings LLC serves as our general partner.

Since late 2017, we have undertaken a number of important strategic actions in an effort to leverage the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. These steps included sale of the following:

•Our 50% interest in the Glass Mountain Pipeline, LLC (“Glass Mountain”);
•Our Retail Propane segment;
•NGL Water Solutions Bakken, LLC;
•Our South Pecos water disposal business;
•TransMontaigne Product Services, LLC (“TPSL”);
•Our refined products business in the mid-continent region of the United States (“Mid-Con”); and
•Our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”).

We also acquired DCP Midstream LP’s (“DCP”) natural gas liquids business and strategic water infrastructure assets in acquiring the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) and the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”). For a further discussion of the dispositions and acquisitions transactions, see Part I, Item 1–“Business–Overview” and Note 1, Note 17 and Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K (“Annual Report”).

The sale of our former Retail Propane segment and the sale of TPSL, Mid-Con and Gas Blending, within our former Refined Products and Renewables segment, all represented strategic shifts in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to our former Retail Propane segment (including equity in earnings of Victory Propane, LLC (“Victory Propane”)), TPSL, Mid-Con and Gas Blending have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows. See Note 1 and Note 18 to our consolidated financial statements included in this Annual Report for a further discussion of these transactions.

As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment, we decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment will be aggregated with the prior Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the years ended March 31, 2019 and 2018 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported.

Recent Developments

Late in the fourth quarter of our 2020 fiscal year, the energy industry experienced historic events that led to a simultaneous demand and supply shock. Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in global crude oil prices. Despite recently announced production cuts from many oil producing countries, supply exceeds demand, crude oil storage is near capacity and prices remain volatile. In addition, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. This recent period of unprecedented restrictions on travel and economic activity has significantly reduced demand for refined products. The reduction in refined products demand, lower crude oil prices and limited storage capacity have combined to put significant downward pressure on domestic crude oil and natural gas producers as they assess their future drilling and production plans. Also, commodity price declines have had an adverse impact on many participants in the energy markets, and the inherent risk of customer or counterparty nonperformance is higher when commodity prices are low or decline.

The potential future limitations and impact of COVID-19 are unknown at this time, and although we tend to experience less demand for certain of our services and products when commodity prices decrease significantly over extended periods of time, and given the uncertain timing of a return of refined product demand to historical levels and of a recovery in commodity prices, the extent of the impact these events will have on our results of operations is unclear.

Crude Oil Logistics

Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets.

Most of our contracts to purchase or sell crude oil are at floating prices that are indexed to published rates in active markets such as Cushing, Oklahoma, St. James, Louisiana, and Magellan East Houston. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts whenever possible. When back-to-back physical contracts are not optimal, we enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts. We use our transportation assets to move crude oil from the wellhead to the highest value market. Spreads between crude oil prices in different markets can fluctuate, which may expand or limit our opportunity to generate margins by transporting crude oil to different markets.

The following table summarizes the range of low and high crude oil spot prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Crude Oil Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2020	$20.09	$66.30	$20.48
2019	$42.53	$76.41	$60.14
2018	$42.53	$66.14	$64.94

Prior to the substantial decline in crude oil prices in March 2020, the crude oil markets were in backwardation, a condition in which forward crude oil prices are lower than spot prices. As a result of the decline in prices, the crude oil markets are now in contango, a condition in which forward crude oil prices are greater than spot prices. Our Crude Oil Logistics business benefits when the market is in contango, as increasing prices result in inventory holding gains during the time between when we purchase inventory and when we sell it. In addition, we are able to better utilize our storage assets when contango markets justify storing barrels. We believe volatility in commodity prices will continue into the near term, our ability to adjust to and manage this volatility may impact our financial results.

Our Crude Oil Logistics segment generated operating income of $117.8 million during the year ended March 31, 2020. Our Crude Oil Logistics segment generated an operating loss of $7.4 million during the year ended March 31, 2019, which included losses on the disposal of assets of $107.4 million.

Water Solutions

Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. As part of processing water, we are able to aggregate recovered crude oil, also known as skim oil, that was contained in the water and sell the crude oil. We also sell brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. Our activities in the Water Solutions segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.

We operate in a number of the most prolific crude oil and natural gas producing areas including the Delaware Basin in New Mexico and Texas, the Midland Basin in Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 485.1 million barrels of produced water across its areas of operation during the year ended March 31, 2020, we believe that we are the largest independent produced water transportation and disposal company in the United States. The customers have contracts with us including minimum volume commitments, acreage dedications, water pipeline and trucked water disposal agreements.

Our Water Solutions segment generated an operating loss of $173.1 million during the year ended March 31, 2020, which included a goodwill impairment charge of $250.0 million (see Note 6 to our consolidated financial statements included in this Annual Report). Our Water Solutions segment generated operating income of $210.5 million during the year ended March 31, 2019, which included a gain of $141.3 million on the sales of our Bakken water disposal business and our South

Pecos water disposal business (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion of both transactions).

The opportunity to generate revenue in our Water Solutions business is driven in large part by the level of crude oil production in the areas where are facilities are located. Over the past couple of years, we saw the level of crude oil production increase, particularly in the Permian and DJ Basins, due to increasing or stable crude oil prices, which positively impacted our disposal volumes. Lower crude oil prices provide the producers with less incentive to spend on capital expenditures, which results in fewer drilling rigs and lower amounts of production, which negatively impacts our disposal volumes.

Liquids and Refined Products

Our Liquids and Refined Products segment purchases gasoline, diesel, propane, butane, and other products from refiners, processing plants, producers, and other parties, and sells the products to retailers, wholesalers, refiners, and petrochemical plants throughout the United States and in Canada. Our Liquids and Refined Products segment owns 28 terminals throughout the United States and a salt dome storage facility joint venture in Utah, operates a fleet of leased railcars, and leases underground storage capacity. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

Our wholesale liquids business is a “cost-plus” business that can be affected by both price fluctuations and volume variations. We establish our selling price based on a pass-through of our product supply, transportation, handling, storage, and capital costs plus an acceptable margin. Also, we conduct just-in-time sales for gasoline and diesel at a national network of terminals owned by third parties via rack spot sales that do not involve continuing contractual obligations to purchase or deliver product.

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

The following table summarizes the range of low and high propane spot prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Propane Spot Price Per Gallon			Propane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2020	$0.18	$0.60	$0.25	$0.19	$0.68	$0.28
2019	$0.50	$0.88	$0.55	$0.58	$1.11	$0.64
2018	$0.53	$0.98	$0.66	$0.57	$1.02	$0.80

The following table summarizes the range of low and high butane spot prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Butane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2020	$0.19	$0.80	$0.29
2019	$0.71	$1.51	$0.75
2018	$0.64	$1.12	$0.78

The following table summarizes the range of low and high Gulf Coast gasoline spot prices per barrel using NYMEX gasoline prompt-month futures for the periods indicated and the prices at period end:

	Gasoline Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2020	$17.30	$89.55	$24.07
2019	$52.45	$95.35	$79.62
2018	$59.24	$89.88	$84.75

The following table summarizes the range of low and high diesel spot prices per barrel using NYMEX ULSD prompt-month futures for the periods indicated and the prices at period end:

	Diesel Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2020	$40.08	$89.17	$42.51
2019	$69.81	$102.36	$82.88
2018	$57.32	$89.71	$85.19

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Liquids and Refined Products segment generated operating income of $142.4 million during the year ended March 31, 2020. Our Liquids and Refined Products segment generated operating income of $9.3 million during the year ended March 31, 2019, which included a goodwill impairment charge of $66.2 million related to our salt dome storage facility joint venture in Utah (see Note 6 to our consolidated financial statements included in this Annual Report).

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Total revenues	$7,584,000	$8,689,157	$6,953,947
Total cost of sales	6,604,383	7,983,061	6,263,561
Operating expenses	332,993	231,065	193,076
General and administrative expense	113,664	107,407	97,979
Depreciation and amortization	265,312	211,973	208,398
Loss (gain) on disposal or impairment of assets, net	261,786	34,296	(17,118)
Revaluation of liabilities	9,194	(5,373)	20,716
Operating (loss) income	(3,332)	126,728	187,335
Equity in earnings of unconsolidated entities	1,291	2,533	7,539
Interest expense	(181,184)	(164,725)	(199,149)
Gain (loss) on early extinguishment of liabilities, net	1,341	(12,340)	(23,201)
Other income (expense), net	1,684	(30,418)	6,352
Loss from continuing operations before income taxes	(180,200)	(78,222)	(21,124)
Income tax expense	(345)	(1,233)	(1,353)
Loss from continuing operations	(180,545)	(79,455)	(22,477)
(Loss) income from discontinued operations, net of tax	(218,235)	418,850	(47,128)
Net (loss) income	(398,780)	339,395	(69,605)
Less: Net loss (income) attributable to noncontrolling interests	1,773	20,206	(240)
Less: Net loss (income) attributable to redeemable noncontrolling interests	—	446	(1,030)
Net (loss) income attributable to NGL Energy Partners LP	$(397,007)	$360,047	$(70,875)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions.

Acquisitions

As discussed below, we completed numerous acquisitions during the years ended March 31, 2020 and 2019. These acquisitions impact the comparability of our results of operations between our current and prior fiscal years.

On July 2, 2019, we acquired all of assets of Mesquite (including 34 saltwater disposal wells and approximately 175 miles of pipelines). The assets consist of a fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas. On October 31, 2019, we acquired all of the equity interests of Hillstone (including 19 saltwater disposal wells). The assets consist of a fully interconnected water pipeline transportation and disposal system in the state line area of southern Eddy and Lea Counties, New Mexico and northern Loving County, Texas in the Delaware Basin. On November 7, 2019, we acquired the exclusive rights to use certain land in Lea County, New Mexico for produced and treated water operations from one entity, certain membership interests in another entity and other assets. During the year ended March 31, 2020, we acquired one saltwater disposal facility (including three saltwater disposal wells) in Eddy County, New Mexico. During the year ended March 31, 2020, we acquired land and two saltwater disposal wells in Pecos County, Texas. See Note 4 to our consolidated financial statements included in this Annual Report for a further discussion.

During the year ended March 31, 2019, in our Water Solutions segment, we acquired the remaining 18.375% interest in NGL Water Pipelines, LLC, six saltwater disposal facilities (including 22 saltwater disposal wells), two ranches and four brackish non-potable water facilities (including 45 brackish non-potable water wells). In our Liquids and Refined Products segment, we acquired the natural gas liquids terminal business of DCP and we acquired two refined products terminals, which were included in the sale of TPSL on September 30, 2019, the operations of which have been classified as discontinued (see “Dispositions” below).

Dispositions

Sales of TPSL, Mid-Con and Gas Blending

On September 30, 2019, we completed the sale of TPSL to Trajectory Acquisition Company, LLC. On January 3, 2020, we completed the sale of Mid-Con to a third-party. On March 30, 2020, we completed the sale of Gas Blending to another third-party. See “Overview” above for a further discussion.

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

Sale of Retail Propane Business

On March 30, 2018, we sold a portion of our former Retail Propane segment to DCC LPG. On July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior Plus Corp. and, finally, on August 14, 2018, we sold our interest in Victory Propane. See “Overview” above for a further discussion.

Sawtooth Caverns, LLC (“Sawtooth”) Joint Venture

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

Sale of Interest in Glass Mountain

On December 22, 2017, we sold our 50% interest in Glass Mountain for net proceeds of $292.1 million and recorded a gain on disposal of $108.6 million during the three months ended December 31, 2017. See Note 17 to our consolidated financial statements included in this Annual Report for a further discussion.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Crude Oil Logistics segment have not been classified as discontinued operations.

Seasonality

Seasonality impacts our Liquids and Refined Products segment. Consequently, for our Liquids and Refined Products business, revenues, operating profits and operating cash flows are generated mostly in the third and fourth quarters of our fiscal year. We borrow under the Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. See “–Liquidity, Sources of Capital and Capital Resource Activities–Cash Flows.”

Subsequent Events

See Note 20 to our consolidated financial statements included in this Annual Report for a discussion of transactions that occurred subsequent to March 31, 2020.

Segment Operating Results for the Years Ended March 31, 2020 and 2019

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2020	2019	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$2,383,812	$3,011,355	$(627,543)
Crude oil transportation and other	184,129	161,336	22,793
Total revenues (1)	2,567,941	3,172,691	(604,750)
Expenses:
Cost of sales-excluding impact of derivatives	2,347,863	2,939,702	(591,839)
Cost of sales-derivative gain	(35,736)	(1,085)	(34,651)
Operating expenses	61,708	53,352	8,356
General and administrative expenses	6,723	6,512	211
Depreciation and amortization expense	70,759	74,165	(3,406)
(Gain) loss on disposal or impairment of assets	(1,144)	107,424	(108,568)
Total expenses	2,450,173	3,180,070	(729,897)
Segment operating income (loss)	$117,768	$(7,379)	$125,147

Crude oil sold (barrels)	42,799	48,366	(5,567)
Crude oil transported on owned pipelines (barrels)	45,884	42,564	3,320
Crude oil storage capacity - owned and leased (barrels) (2)	5,362	5,232	130
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,564	(502)
Crude oil inventory (barrels) (2)	1,111	827	284
Crude oil sold ($/barrel)	$55.698	$62.262	$(6.564)
Cost per crude oil sold ($/barrel)	$54.023	$60.758	$(6.735)
Crude oil product margin ($/barrel)	$1.675	$1.504	$0.171

(1)	Revenues include $18.2 million and $36.1 million of intersegment sales during the years ended March 31, 2020 and 2019, respectively, that are eliminated in our consolidated statements of operations.

(2)	Information is presented as of March 31, 2020 and March 31, 2019, respectively.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices and sales volumes during the year ended March 31, 2020, compared to the year ended March 31, 2019. The volumes decreased due to changes in the method of delivery to the market in the Permian region, as a significant amount of production switched to long haul pipeline owned and controlled by others.

Crude Oil Transportation and Other Revenues. The increase was partially due to our Grand Mesa Pipeline, which increased revenues by $7.3 million during the year ended March 31, 2020, compared to the year ended March 31, 2019, primarily due to increased production growth in the DJ Basin. During the year ended March 31, 2020, approximately 45.9 million barrels of crude were transported on the Grand Mesa Pipeline, which averaged approximately 131,000 financial barrels per day. In addition, we signed a new crude marketing contract in July 2019 which increased revenues by $7.7 million in the current year when compared to the prior year. This was partially offset by a reduction in railcar sublease revenue. Also, crude transportation increased $5.8 million due to increased marine transportation activity.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices and volumes during the year ended March 31, 2020, compared to the year ended March 31, 2019.

Cost of Sales-Derivatives. Our cost of sales during the year ended March 31, 2020 included $24.4 million of net realized gains on derivatives and $11.3 million of net unrealized gains on derivatives. In March 2020, we closed and realized derivative contracts that had scheduled settlement dates from May through June 2020 which accounted for $16.7 million of the realized gains. Our cost of sales during the year ended March 31, 2019 included $0.6 million of net realized losses on derivatives and $1.7 million of net unrealized gains on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to utilities related to the higher volumes transported on the Grand Mesa Pipeline.

Depreciation and Amortization Expense. The decrease was due to the retirement of certain assets and other assets being fully depreciated or amortized during the year ended March 31, 2019.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2020, we recorded a net gain of $1.1 million related to the disposal of certain assets. During the year ended March 31, 2019, we recorded a net loss of $107.4 million, which included a loss of $105.0 million on our transaction with a third party in which they agreed to be fully responsible for our future minimum volume commitment in exchange for $67.7 million of deficiency credits on a contract with a crude oil pipeline operator and $35.3 million in cash (see Note 13 to our consolidated financial statements included in this Annual Report). The loss also includes additional costs related to this transaction of $2.0 million. In addition, we recorded a loss of $1.3 million related to the sale of two terminals during the year ended March 31, 2019.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated. As previously reported, on July 2, 2019, we acquired all of the assets of Mesquite and on October 31, 2019, we acquired all of the equity interests of Hillstone, thus the fiscal year 2020 results only include a partial year of operations related to these transactions.

	Year Ended March 31,
	2020	2019	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$304,076	$189,947	$114,129
Sale of recovered crude oil	59,445	72,112	(12,667)
Other service revenues	58,538	39,627	18,911
Total revenues	422,059	301,686	120,373
Expenses:
Cost of sales-excluding impact of derivatives	5,511	2,668	2,843
Cost of sales-derivative gain	(39,381)	(13,455)	(25,926)
Operating expenses	192,987	130,748	62,239
General and administrative expenses	7,939	6,615	1,324
Depreciation and amortization expense	163,588	108,162	55,426
Loss (gain) on disposal or impairment of assets, net	255,285	(138,204)	393,489
Revaluation of liabilities	9,194	(5,373)	14,567
Total expenses	595,123	91,161	503,962
Segment operating (loss) income	$(173,064)	$210,525	$(383,589)

Produced water processed (barrels per day)
Northern Delaware Basin (1)	901,884	21,802	880,082
Permian Basin	318,766	439,654	(120,888)
Eagle Ford Basin	246,784	270,849	(24,065)
DJ Basin	164,936	161,010	3,926
Other Basins	10,599	53,799	(43,200)
Total	1,642,969	947,114	695,855
Solids processed (barrels per day)	5,697	6,957	(1,260)
Skim oil sold (barrels per day)	3,397	3,567	(170)
Service fees for produced water processed ($/barrel) (2)	$0.63	$0.55	$0.08
Recovered crude oil for produced water processed ($/barrel) (2)	$0.12	$0.21	$(0.09)
Operating expenses for produced water processed ($/barrel) (2)	$0.40	$0.38	$0.02

(1)
Barrels per day of produced water processed by the assets acquired in the Mesquite and Hillstone transactions are calculated by the number of days in which we owned the assets during the period presented.

(2)	Total produced water barrels processed during the years ended March 31, 2020 and 2019 were 485,115,941 and 345,696,444, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in the price we are receiving to dispose of a barrel of water and an increase in the volume of produced water processed at acquired (primarily Mesquite and Hillstone) and newly developed facilities, partially offset by produced water volume reductions as a result of the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019.

Recovered Crude Oil Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per produced water barrel processed, lower crude oil prices and lower skim oil volumes as a result of the sale of our Bakken and South Pecos water disposal businesses. This decrease was partially offset by skim oil volumes recovered from assets acquired in the Mesquite and Hillstone acquisitions. The lower percentage of skim oil volumes recovered was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), and the addition of contract structures that allow producers to keep the skim oil recovered from produced water.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues and brackish non-potable water revenues. The increase was due primarily to an increase in land surface use revenues and brackish non-potable water revenues in our New Mexico operations which began during the three months ended September 30, 2018 as well as brackish non-potable water revenues due to acquisitions and a new short-term agreement whereby we purchased brackish non-potable water and resold to a third party. These increases were partially offset by lower water pipeline revenues and volumes due to certain operators recycling rather than disposing of the produced water and lower production activity from certain operators. In addition, solids disposal revenues and volumes were lower due to closure of a facility from April to October due to the working over of the well and reduced operations at another facility.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to a new short-term agreement whereby we purchased brackish non-potable water and resold to a third party as well as operational changes in the Eagle Ford Basin during the three months ended September 30, 2019.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the year ended March 31, 2020 included $29.9 million of net unrealized gains on derivatives and $9.5 million of net realized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April through December 2020 and recorded a gain of $1.9 million on those derivatives. Our cost of sales during the year ended March 31, 2019 included $15.5 million of net unrealized gains on derivatives and $2.1 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to the increase in the number of water disposal facilities and wells that we own and operate, both through acquisitions and development of new facilities, partially offset by the sale of our Bakken and South Pecos water disposal businesses during the fiscal year ended March 31, 2019. Also contributing to the increase were acquisition expenses of $4.1 million related to the Hillstone acquisition during the year ended March 31, 2020. During the year ended March 31, 2019, we incurred acquisition expenses of $3.5 million related to one of our ranch acquisitions.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and newly developed facilities, partially offset by the sale of our Bakken and South Pecos water disposal businesses during the year ended March 31, 2019.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2020, we recorded:

•
a goodwill impairment charge of $250.0 million related to the current macroeconomic conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulting in expected decreases in future cash flows for certain of our assets (see Note 6 to our consolidated financial statements included in this Annual Report);

•	an impairment charge of $13.5 million related to certain inactive saltwater disposal facilities;

•	a net loss of $9.2 million on the disposals of certain other assets;

•	a gain of $14.5 million for the sale of certain water permits; and

•	a gain of $1.0 million for cash received related to a loan receivable that was previously written off.

During the year ended March 31, 2019, we completed the sales of our South Pecos and Bakken water disposal businesses and recorded gains on disposal of $107.9 million and $33.4 million, respectively (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion of both transactions). In addition, we recorded a net loss of $3.1 million on the disposals of certain other assets during the year ended March 31, 2019.

Revaluation of Liabilities. During the year ended March 31, 2020, a portion of the revaluation of liabilities represented the change in the valuation of our contingent consideration liability issued by us as part of a business combination. Under the agreement, we were required to make additional payments to the seller based on the volume of produced water processed by the assets acquired. During the year ended March 31, 2020, the thresholds for the volume of produced water processed were surpassed, thus triggering our obligation to pay the seller. See Note 4 to our consolidated financial statements included in this Annual Report for a further discussion of the contingent consideration liability.

During the years ended March 31, 2020 and 2019, there was a reduction in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to lower expected production from new customers and an increase in facilities due to acquisitions, resulting in a decrease to the expected future royalty payment.

Liquids and Refined Products

The following table summarizes the operating results of our Liquids and Refined Products segment for the periods indicated:

	Year Ended March 31,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues (1)(2)	$2,394,663	$2,557,753	$(163,090)
Cost of sales-excluding impact of derivatives (3)	2,367,850	2,533,156	(165,306)
Cost of sales-derivative (gain) loss	(3,225)	791	(4,016)
Product margin	30,038	23,806	6,232

Propane sales:
Revenues (1)	846,756	1,179,087	(332,331)
Cost of sales-excluding impact of derivatives	766,521	1,111,678	(345,157)
Cost of sales-derivative loss	3,536	5,856	(2,320)
Product margin	76,699	61,553	15,146

Butane sales:
Revenues (1)	564,016	637,076	(73,060)
Cost of sales-excluding impact of derivatives	486,777	609,833	(123,056)
Cost of sales-derivative gain	(8,288)	(1,264)	(7,024)
Product margin	85,527	28,507	57,020

Other product sales:
Revenues (1)	775,458	869,468	(94,010)
Cost of sales-excluding impact of derivatives	732,967	846,960	(113,993)
Cost of sales-derivative gain	(2,846)	(1,660)	(1,186)
Product margin	45,337	24,168	21,169

Service revenues:
Revenues (1)	40,216	25,207	15,009
Cost of sales	9,207	3,030	6,177
Product margin	31,009	22,177	8,832

Expenses:
Operating expenses	77,980	45,455	32,525
General and administrative expenses	12,644	14,653	(2,009)
Depreciation and amortization expense	27,930	26,628	1,302
Loss on disposal or impairment of assets, net	7,645	64,187	(56,542)
Total expenses	126,199	150,923	(24,724)
Segment operating income	$142,411	$9,288	$133,123

	Year Ended March 31,
	2020	2019	Change
	(in thousands, except per gallon amounts)

Liquids and Refined Products storage capacity - owned and leased (gallons) (4)	400,301	400,409	(108)

Refined products sold (gallons)	1,272,546	1,243,494	29,052
Refined products sold ($/gallon)	$1.890	$2.109	$(0.219)
Cost per refined products sold ($/gallon)	$1.865	$2.088	$(0.223)
Refined products product margin ($/gallon)	$0.025	$0.021	$0.004
Refined products inventory (gallons) (4)	2,391	4,536	(2,145)

Propane sold (gallons)	1,478,759	1,383,986	94,773
Propane sold ($/gallon)	$0.573	$0.852	$(0.279)
Cost per propane sold ($/gallon)	$0.521	$0.807	$(0.286)
Propane product margin ($/gallon)	$0.052	$0.045	$0.007
Propane inventory (gallons) (4)	57,221	44,757	12,464
Propane storage capacity leased to third parties (gallons) (4)	46,066	30,440	15,626

Butane sold (gallons)	814,528	610,968	203,560
Butane sold ($/gallon)	$0.692	$1.043	$(0.351)
Cost per butane sold ($/gallon)	$0.587	$0.996	$(0.409)
Butane product margin ($/gallon)	$0.105	$0.047	$0.058
Butane inventory (gallons) (4)	24,808	21,677	3,131
Butane storage capacity leased to third parties (gallons) (4)	33,894	62,185	(28,291)

Other products sold (gallons)	602,872	647,599	(44,727)
Other products sold ($/gallon)	$1.286	$1.343	$(0.057)
Cost per other products sold ($/gallon)	$1.211	$1.305	$(0.094)
Other products product margin ($/gallon)	$0.075	$0.038	$0.037
Other products inventory (gallons) (4)	26,126	52,082	(25,956)

(1)	Revenues include $5.0 million and $23.3 million of intersegment sales during the years ended March 31, 2020 and 2019, respectively, that are eliminated in our consolidated statements of operations.

(2)
Revenues include $10.3 million and $64.8 million of intersegment sales during the years ended March 31, 2020 and 2019, respectively, between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our consolidated statements of operations.

(3)
Cost of sales include $8.2 million and $62.9 million of intersegment cost of sales during the years ended March 31, 2020 and 2019, respectively, between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our consolidated statements of operations.

(4)	Information is presented as of March 31, 2020 and March 31, 2019, respectively.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due to a decrease in refined products prices, offset by increased volumes. The decrease in prices was due primarily to supply and demand for refined fuels at our wholesale locations. The increased volumes were due primarily to the continued demand for motor fuels.

Refined Products-Derivative (Gain) Loss. Our margin during the year ended March 31, 2020 included a gain of $3.2 million from our risk management activities due primarily to unrealized gains on our open forward physical positions and decreases in NYMEX futures prices on our short future positions. Our margin during the year ended March 31, 2019 included a loss of $0.8 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due primarily to lower commodity prices which was partially offset by an increase in volumes sold.

Cost of Sales-Derivatives. Our cost of wholesale propane sales included $1.5 million of net unrealized losses on derivatives and $2.0 million of net realized losses on derivatives during the year ended March 31, 2020. During the year ended March 31, 2019, our cost of wholesale propane sales included $1.4 million of net unrealized losses on derivatives and $4.4 million of net realized losses on derivatives.

Propane product margins per gallon of propane sold were higher during the year ended March 31, 2020 than during the year ended March 31, 2019. Propane product margins increased due to inventory values aligning with reduced commodity prices at index markets. Meanwhile, regional spot prices saw significant increases in the fall due to supply constraints and strong crop drying demand.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due primarily to lower commodity prices. Volumes increased due to strong demand from domestic and international markets.

Cost of Sales-Derivatives. Our cost of butane sales during the year ended March 31, 2020 included $0.5 million of net unrealized losses on derivatives and $8.8 million of net realized gains on derivatives. Our cost of butane sales included $1.5 million of net unrealized gains on derivatives and $0.3 million of net realized losses on derivatives during the year ended March 31, 2019.

Butane product margins per gallon of butane sold were higher during the year ended March 31, 2020 than during the year ended March 31, 2019 due primarily to stronger domestic markets and international demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales - excluding the impact of derivatives, were due to lower commodity prices, which were partially offset by an increase in renewable prices. The increase in prices was due primarily to the sale of more ethanol renewable identification numbers during the year ended March 31, 2020, compared to the year ended March 31, 2019.

Cost of Sales-Derivatives. Our cost of sales of other products during the year ended March 31, 2020 included $0.6 million of net unrealized losses on derivatives and $3.4 million of net realized gains on derivatives. Our cost of sales of other products included less than $0.1 million of net unrealized gains on derivatives and $1.6 million of net realized gains on derivatives during the year ended March 31, 2019.

Other product sales product margins during the year ended March 31, 2020 increased primarily due to the impact of the biodiesel tax credit being reinstated in December 2019 for calendar years 2018 and 2019. The total amount of the biodiesel tax credit we recorded as a credit to cost of sales in continuing operations was $13.8 million. The biodiesel tax credit that was reinstated in December 2019 is effective from January 1, 2018 through December 31, 2022.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The increase during the year ended March 31, 2020 was primarily related to the addition of new terminals in the northeast from the March 2019 acquisition.

Operating and General and Administrative Expenses. Expenses were higher due to the addition of the new terminals in the northeast from the March 2019 acquisition. Also, the increase was due to lower environmental expense during the year ended March 31, 2019, as a result of an insurance recovery we received related to a historical environmental indemnification agreement.

Depreciation and Amortization Expense. Expense for the year was higher due to the addition of the new terminals in the northeast from the March 2019 acquisition.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2020, we recorded an impairment of $7.7 million due to adjusting the cost basis of pipeline line fill to the market price of propane as of March 31, 2020. During the year ended March 31, 2019, we recorded a goodwill impairment charge of $66.2 million within our natural gas liquids salt cavern storage reporting unit due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods (see Note 6 to our consolidated financial statements included in this Annual Report). Also, during the year ended March 31, 2019, we recorded a gain of $3.0 million on the sale of our approximately 20% interest in E Energy Adams, LLC (see Note 17 to our consolidated financial statements included in this Annual Report).

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2020	2019	Change
	(in thousands)
Other revenues:
Revenues	$1,038	$1,362	$(324)
Cost of sales	1,774	1,929	(155)
Loss	(736)	(567)	(169)

Expenses:
Operating expenses	318	1,605	(1,287)
General and administrative expenses	86,358	79,627	6,731
Depreciation and amortization expense	3,035	3,018	17
Loss on disposal or impairment of assets, net	—	889	(889)
Total expenses	89,711	85,139	4,572
Operating loss	$(90,447)	$(85,706)	$(4,741)

General and Administrative Expenses. The increase during the year ended March 31, 2020 was due primarily to higher acquisition expenses. During the year ended March 31, 2020, acquisition expenses were $15.6 million, compared to $6.2 million during the year ended March 31, 2019. The driver behind the increase in acquisition expenses was primarily due to expenses incurred in connection with our acquisitions of both Mesquite and Hillstone. In addition, incentive compensation expense for the year ended March 31, 2020 was $7.1 million, compared to $2.3 million during the year ended March 31, 2019.

These increases were partially offset by a decrease in equity-based compensation expense. The largest driver behind the decrease in equity-based compensation expense was the cancellation of our performance awards during the year ended March 31, 2019. This resulted in a $5.0 million decrease in expense in comparing the year ended March 31, 2020 to the year ended March 31, 2019.

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

Equity in Earnings of Unconsolidated Entities

The decrease of $1.2 million during the year ended March 31, 2020 was due primarily to lower earnings from our 50% interest in a water services company that we acquired in August 2018, a loss from our 50% interest in an aircraft company during the year ended March 31, 2020, the sale of our investment in an unincorporated joint venture on February 28, 2019 related to the sale of our South Pecos water disposal business and the sale of our investment in E Energy Adams, LLC on May 3, 2018, partially offset by the acquisition of certain membership interests in November 2019 related to specific land and water services operations.

Interest Expense

Interest expense includes interest charged on the revolving credit facilities, term loan credit facility and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $16.5 million during the year ended March 31, 2020 was due to the issuance of our 2026 Notes (as defined herein), our entering into the Term Credit Agreement (as defined herein) in connection with the Mesquite acquisition and higher than average outstanding balances on our Revolving Credit Facility. These increases were offset by the redemption of our senior unsecured notes that were scheduled to mature in 2019 and 2021 during our prior fiscal year. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.

Gain (Loss) on Early Extinguishment of Liabilities, Net

During the year ended March 31, 2020, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding 6.125% Senior Unsecured Notes Due 2025 (the “2025 Notes”). During the year ended March 31, 2019, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes and the redemption of the 5.125% Senior Unsecured Notes Due 2019 (the “2019 Notes”) and 6.875% Senior Unsecured Notes Due 2021 (the “2021 Notes”). See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the periods indicated:

	Year Ended March 31,
	2020	2019
	(in thousands)
Interest income (1)	$1,517	$4,726
Gavilon legal matter settlement (2)	—	(34,788)
Other (3)	167	(356)
Other income (expense), net	$1,684	$(30,418)

(1)
Relates primarily to a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility that is utilized by a third party. The third party filed for Chapter 11 bankruptcy protection during the three months ended September 30, 2019 (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion). Also includes a loan receivable with Victory Propane (see Note 13 to our consolidated financial statements included in this Annual Report for a further discussion).

(2)
Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our consolidated financial statements included in this Annual Report for a further discussion).

(3)	During the year ended March 31, 2019, this relates primarily to unrealized losses on marketable securities.

Income Tax Expense

Income tax expense was $0.3 million during the year ended March 31, 2020, compared to income tax expense of $1.2 million during the year ended March 31, 2019. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

Noncontrolling Interests - Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease in the noncontrolling interest loss of $18.9 million during the year ended March 31, 2020 was due primarily to a smaller loss from operations of the Sawtooth joint venture during the year ended March 31, 2020.

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

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices and sales volumes during the year ended March 31, 2019, compared to the year ended March 31, 2018. The increase in crude oil prices throughout our fiscal year 2019 led to an increase in production volumes for us to market. We continue to market crude oil volumes in the majority of the basins across the United States to support our various pipeline, terminal and transportation assets.

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

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2019, we recorded a net loss of $107.4 million, which included a loss of $105.0 million on our transaction with a third party in which they agreed to be fully responsible for our future minimum volume commitment in exchange for $67.7 million of deficiency credits on a contract with a crude oil pipeline operator and $35.3 million in cash (see Note 2 and Note 13 to our consolidated financial statements included in this Annual Report). The loss also includes additional costs related to this transaction of $2.0 million. In addition, we recorded a loss of $1.3 million related to the sale of two terminals during the year ended March 31, 2019. During the year ended March 31, 2018, we recorded a gain of $108.6 million on the sale of our previously held 50% interest in Glass Mountain (see Note 17 to our consolidated financial statements included in this Annual Report). In addition, we recorded a net gain of $2.8 million on the sales of certain other assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Year Ended March 31,
	2019	2018	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$189,947	$149,114	$40,833
Sale of recovered crude oil	72,112	58,948	13,164
Other service revenues	39,627	21,077	18,550
Total revenues	301,686	229,139	72,547
Expenses:
Cost of sales-excluding impact of derivatives	2,668	2,150	518
Cost of sales-derivative (gain) loss	(13,455)	17,195	(30,650)
Operating expenses	130,748	105,200	25,548
General and administrative expenses	6,615	2,623	3,992
Depreciation and amortization expense	108,162	98,623	9,539
(Gain) loss on disposal or impairment of assets, net	(138,204)	6,863	(145,067)
Revaluation of liabilities	(5,373)	20,716	(26,089)
Total expenses	91,161	253,370	(162,209)
Segment operating income (loss)	$210,525	$(24,231)	$234,756

Produced water processed (barrels per day)
Northern Delaware Basin	21,802	—	21,802
Permian Basin	439,654	289,360	150,294
Eagle Ford Basin	270,849	235,713	35,136
DJ Basin	161,010	113,771	47,239
Other Basins	53,799	68,466	(14,667)
Total	947,114	707,310	239,804
Solids processed (barrels per day)	6,957	5,662	1,295
Skim oil sold (barrels per day)	3,567	3,210	357
Service fees for produced water processed ($/barrel) (1)	$0.55	$0.58	$(0.03)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.21	$0.23	$(0.02)
Operating expenses for produced water processed ($/barrel) (1)	$0.38	$0.41	$(0.03)

(1)	Total produced water barrels processed during the years ended March 31, 2019 and 2018 were 345,696,444 and 258,168,267, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in the volume of produced water processed at existing facilities as well as facilities acquired from acquisitions. We continue to benefit from the increased oil and gas production and rig counts as compared to the prior year in the basins in which we operate, particularly in the Permian Basin.

Recovered Crude Oil Revenues. The increase was due primarily to an increase in the volume of produced water processed at existing facilities as well as facilities acquired from acquisitions and an increase in crude oil prices; however, these revenues were negatively impacted by a lower percentage of skim oil volumes recovered per produced water barrel processed. This lower percentage was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), as well as operational changes in the DJ Basin.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues and brackish non-potable water revenues, all of which increased during the year ended March 31, 2019 due to increased volumes as well as acquisitions.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in expenses to bring produced water to certain of our water solutions facilities.

Cost of Sales-Derivatives. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the year ended March 31, 2019 included $15.5 million of net unrealized gains on derivatives and $2.1 million of net realized losses on derivatives. In December 2018, we settled derivative contracts that had scheduled settlement dates from January 2019 through December 2020 and recorded a gain of $8.4 million on those derivatives. Our cost of sales during the year ended March 31, 2018 included $13.7 million of net unrealized losses on derivatives and $3.5 million of net realized losses on derivatives.

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

(Gain) Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2019, we completed the sales of our South Pecos and Bakken water disposal businesses and recorded gains on disposal of $107.9 million and $33.4 million, respectively (see Note 17 to our consolidated financial statements included in this Annual Report for a further discussion of both transactions). In addition, we recorded a net loss of $3.1 million on the disposals of certain other assets during the year ended March 31, 2019.

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

Liquids and Refined Products

The following table summarizes the operating results of our Liquids and Refined Products segment for the periods indicated:

	Year Ended March 31,
	2019	2018	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues (1)(2)	$2,557,753	$1,874,260	$683,493
Cost of sales-excluding impact of derivatives (3)	2,533,156	1,636,046	897,110
Cost of sales-derivative loss	791	1,715	(924)
Product margin	23,806	236,499	(212,693)

Propane sales:
Revenues (1)	1,179,087	1,203,486	(24,399)
Cost of sales-excluding impact of derivatives	1,111,678	1,165,414	(53,736)
Cost of sales-derivative loss (gain)	5,856	(5,577)	11,433
Product margin	61,553	43,649	17,904

Butane sales:
Revenues (1)	637,076	562,066	75,010
Cost of sales-excluding impact of derivatives	609,833	535,017	74,816
Cost of sales-derivative (gain) loss	(1,264)	19,616	(20,880)
Product margin	28,507	7,433	21,074

Other product sales:
Revenues (1)	869,468	806,239	63,229
Cost of sales-excluding impact of derivatives	846,960	777,437	69,523
Cost of sales-derivative (gain) loss	(1,660)	1,294	(2,954)
Product margin	24,168	27,508	(3,340)

Service revenues:
Revenues (1)	25,207	22,461	2,746
Cost of sales	3,030	3,930	(900)
Product margin	22,177	18,531	3,646

Expenses:
Operating expenses	45,455	38,857	6,598
General and administrative expenses	14,653	13,614	1,039
Depreciation and amortization expense	26,628	25,609	1,019
Loss on disposal or impairment of assets, net	64,187	87,404	(23,217)
Total expenses	150,923	165,484	(14,561)
Segment operating income	$9,288	$168,136	$(158,848)

	Year Ended March 31,
	2019	2018	Change
	(in thousands, except per gallon amounts)

Liquids and Refined Products storage capacity - owned and leased (gallons) (4)	400,409	441,572	(41,163)

Refined products sold (gallons)	1,243,494	1,038,450	205,044
Refined products sold ($/gallon)	$2.109	$1.821	$0.288
Cost per refined products sold ($/gallon)	$2.088	$1.798	$0.290
Refined products product margin ($/gallon)	$0.021	$0.023	$(0.002)
Refined products inventory (gallons) (4)	4,536	6,426	(1,890)

Propane sold (gallons)	1,383,986	1,361,173	22,813
Propane sold ($/gallon)	$0.852	$0.884	$(0.032)
Cost per propane sold ($/gallon)	$0.807	$0.852	$(0.045)
Propane product margin ($/gallon)	$0.045	$0.032	$0.013
Propane inventory (gallons) (4)	44,757	48,928	(4,171)
Propane storage capacity leased to third parties (gallons) (4)	30,440	29,662	778

Butane sold (gallons)	610,968	544,750	66,218
Butane sold ($/gallon)	$1.043	$1.032	$0.011
Cost per butane sold ($/gallon)	$0.996	$1.018	$(0.022)
Butane product margin ($/gallon)	$0.047	$0.014	$0.033
Butane inventory (gallons) (4)	21,677	15,385	6,292
Butane storage capacity leased to third parties (gallons) (4)	62,185	51,660	10,525

Other products sold (gallons)	647,599	632,119	15,480
Other products sold ($/gallon)	$1.343	$1.275	$0.068
Cost per other products sold ($/gallon)	$1.305	$1.232	$0.073
Other products product margin ($/gallon)	$0.038	$0.043	$(0.005)
Other products inventory (gallons) (4)	52,082	18,632	33,450

(1)	Revenues include $23.3 million and $5.0 million of intersegment sales during the years ended March 31, 2019 and 2018, respectively, that are eliminated in our consolidated statements of operations.

(2)
Revenues include $64.8 million and $16.6 million of intersegment sales during the years ended March 31, 2019 and 2018, respectively, related to transactions with TPSL, Mid-Con and Gas Blending that are eliminated in our consolidated statements of operations.

(3)
Cost of sales include $62.9 million and $229.0 million of intersegment cost of sales during the years ended March 31, 2019 and 2018, respectively, related to transactions with TPSL, Mid-Con and Gas Blending that are eliminated in our consolidated statements of operations.

(4)    Information is presented as of March 31, 2019 and March 31, 2018, respectively.

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

Refined Products-Derivative Loss. Our margin during the year ended March 31, 2019 included a loss of $0.8 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions. Our margin during the year ended March 31, 2018 included a loss of $1.7 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

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

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. Other product volumes increase was facilitated by a price arbitrage allowing for products to be sold across markets. This was partially offset by a decrease in renewables revenues due to reduced volumes related to the loss of a marketing contract with E Energy Adams, LLC in December 2017.

Cost of Sales-Derivatives. Our cost of sales of other products included less than $0.1 million of net unrealized gains on derivatives and $1.6 million of net realized gains on derivatives during the year ended March 31, 2019. Our cost of sales of other products during the year ended March 31, 2018 included $0.1 million of net unrealized gains on derivatives and $1.4 million of net realized losses on derivatives.

Other product sales product margins during the year ended March 31, 2019 were higher primarily due to a strong pricing environment and higher than anticipated production. This was partially offset by a favorable margin in renewables for the year ended March 31, 2018 for the impact of the biodiesel tax credit being reinstated in February 2018 related to calendar year 2017.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The increase during the year ended March 31, 2019 was primarily related to an increase in revenues at our Port Hudson terminal as well as high railcar fleet utilization.

Operating and General and Administrative Expenses. Expenses were higher due to an increase in employee commissions resulting from increased profit margins, increased expenses related to the Sawtooth joint venture, increased expenses in March related to our natural gas liquids terminal acquisition and a credit in the prior year for ad valorem taxes. These increases were partially offset by lower environmental expense during the year ended March 31, 2019, as a result of an insurance recovery we received related to a historical environmental indemnification agreement.

Depreciation and Amortization Expense. Expense for the current year was consistent with the prior year.

Loss on Disposal or Impairment of Assets, Net. During the years ended March 31, 2019 and 2018, we recorded goodwill impairment charges of $66.2 million and $116.9 million, respectively, within our natural gas liquids salt cavern storage reporting unit due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods. Also, during the year ended March 31, 2019, we recorded a gain of $3.0 million on the sale of our approximately 20% interest in E Energy Adams, LLC. During the year ended March 31, 2018, we recognized $30.1 million of the deferred gain from the sale of the general partner interest in TransMontaigne Partners L.P. in February 2016.

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

Depreciation and Amortization Expense. The decrease was due primarily to certain information technology equipment which was fully depreciated as of March 31, 2018.

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

Equity in Earnings of Unconsolidated Entities

The decrease of $5.0 million during the year ended March 31, 2019 was due primarily to the sale of our investments in Glass Mountain and E Energy Adams, LLC. On December 22, 2017, we sold our 50% interest in Glass Mountain and on May 3, 2018, we sold our approximately 20% interest in E Energy Adams, LLC. These decreases were partially offset by earnings from our 50% interest in a water services company that we acquired in August 2018. See Note 2 and Note 17 to our consolidated financial statements included in this Annual Report for a further discussion.

Interest Expense

Interest expense includes interest charged on the revolving credit facilities, senior secured notes, and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The decrease of $34.4 million during the year ended March 31, 2019 was partially due to the repurchase of all senior secured notes on December 29, 2017. We also repurchased $84.1 million of the 7.50% Senior Unsecured Notes Due 2023 and $110.9 million of the 2025 Notes during the year ended March 31, 2018. Also contributing to the decrease is the October 16, 2018 redemption of the remaining outstanding 2021 Notes and the March 15, 2019 redemption of the remaining outstanding 2019 Notes. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.

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

Other (Expense) Income, Net

The following table summarizes the components of other (expense) income, net for the periods indicated:

	Year Ended March 31,
	2019	2018
	(in thousands)
Interest income (1)	$4,726	$5,697
Gavilon legal matter settlement (2)	(34,788)	—
Other (3)	(356)	655
Other (expense) income, net	$(30,418)	$6,352

(1)
During the year ended March 31, 2019, this relates primarily to a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility that is utilized by a third party. During the year ended March 31, 2018, this relates primarily to a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility that is utilized by a third party and a loan receivable with Victory Propane (see Note 13 to our consolidated financial statements included in this Annual Report for a further discussion).

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain refined products businesses within our Liquids and Refined Products segment, as discussed below.

EBITDA and Adjusted EBITDA should not be considered alternatives to net (loss) income, loss from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain businesses within our Liquids and Refined Products segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain businesses within our Liquids and Refined Products segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges are six months to one year in duration at inception. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Net (loss) income	$(398,780)	$339,395	$(69,605)
Less: Net loss (income) attributable to noncontrolling interests	1,773	20,206	(240)
Less: Net loss (income) attributable to redeemable noncontrolling interests	—	446	(1,030)
Net (loss) income attributable to NGL Energy Partners LP	(397,007)	360,047	(70,875)
Interest expense	181,357	164,879	199,747
Income tax expense	365	2,222	1,458
Depreciation and amortization	265,147	224,547	266,525
EBITDA	49,862	751,695	396,855
Net unrealized (gains) losses on derivatives	(38,557)	(17,296)	15,883
Inventory valuation adjustment (1)	(29,676)	(5,203)	11,033
Lower of cost or net realizable value adjustments	31,202	2,695	399
Loss (gain) on disposal or impairment of assets, net	464,483	(393,554)	(105,313)
(Gain) loss on early extinguishment of liabilities, net	(1,341)	12,340	23,201
Equity-based compensation expense (2)	26,510	41,367	35,241
Acquisition expense (3)	19,722	9,780	263
Revaluation of liabilities (4)	9,194	(5,373)	20,607
Gavilon legal matter settlement (5)	—	34,788	—
Other (6)	15,788	9,203	10,081
Adjusted EBITDA	$547,187	$440,442	$408,250
Adjusted EBITDA - Discontinued Operations (7)	$(42,270)	$21,292	$136,444
Adjusted EBITDA - Continuing Operations	$589,457	$419,150	$271,806

(1)
Amount reflects the difference between the market value of the inventory at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge. See “Non-GAAP Financial Measures” section above for a further discussion.

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

(4)
Amount for the year ended March 31, 2020 represents the non-cash valuation adjustment of our contingent consideration liability issued by us as part of our acquisition of Mesquite (see Note 4 to our consolidated financial statements included in this Annual Report), partially offset by the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment. Amounts for the years ended March 31, 2019 and 2018 represent the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment.

(5)
Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our consolidated financial statements included in this Annual Report). We have excluded this amount from Adjusted EBITDA as it relates to transactions that occurred prior to our acquisition of Gavilon LLC in December 2013.

(6)
Amounts for the years ended March 31, 2020 and 2019 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations. Amount for the year ended March 31, 2018 represents non-cash operating expenses related to our Grand Mesa Pipeline, an adjustment to inventory related to prior periods and accretion expense for asset retirement obligations.

(7)	Amounts include the operations of TPSL, Gas Blending, Mid-Con and our former Retail Propane segment.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Reconciliation to consolidated statements of operations:
Depreciation and amortization per EBITDA table	$265,147	$224,547	$266,525
Intangible asset amortization recorded to cost of sales	(349)	(486)	(966)
Depreciation and amortization of unconsolidated entities	(561)	(331)	(8,706)
Depreciation and amortization attributable to noncontrolling interests	3,535	2,921	497
Depreciation and amortization attributable to discontinued operations	(2,460)	(14,678)	(48,952)
Depreciation and amortization per consolidated statements of operations	$265,312	$211,973	$208,398

Reconciliation to consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$265,147	$224,547	$266,525
Amortization of debt issuance costs recorded to interest expense	10,901	9,215	10,619
Amortization of royalty expense recorded to operating expense	286	—	—
Depreciation and amortization of unconsolidated entities	(561)	(331)	(8,706)
Depreciation and amortization attributable to noncontrolling interests	3,535	2,921	497
Depreciation and amortization attributable to discontinued operations	(2,460)	(14,678)	(48,952)
Depreciation and amortization per consolidated statements of cash flows	$276,848	$221,674	$219,983

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Interest expense per EBITDA table	$181,357	$164,879	$199,747
Interest expense attributable to unconsolidated entities	(62)	(14)	(149)
Interest expense attributable to discontinued operations	(111)	(140)	(449)
Interest expense per consolidated statements of operations	$181,184	$164,725	$199,149

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Income tax expense	$20	$989	$104
Net unrealized losses on derivatives	$—	$78	$—
Inventory valuation adjustment	$(27,526)	$(4,419)	$12,054
Lower of cost or realizable value adjustments	$(991)	$1,419	$(11)
Loss (gain) on disposal or impairment of assets, net	$203,990	$(408,964)	$(89,275)

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Year Ended March 31, 2020
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$117,768	$(173,064)	$142,411	$(90,447)	$(3,332)	$—	$(3,332)
Depreciation and amortization	70,759	163,588	27,930	3,035	265,312	—	265,312
Amortization recorded to cost of sales	—	—	349	—	349	—	349
Net unrealized (gains) losses on derivatives	(11,315)	(29,861)	2,619	—	(38,557)	—	(38,557)
Inventory valuation adjustment	—	—	(2,150)	—	(2,150)	—	(2,150)
Lower of cost or net realizable value adjustments	29,469	—	2,724	—	32,193	—	32,193
(Gain) loss on disposal or impairment of assets, net	(1,144)	255,285	7,645	—	261,786	—	261,786
Equity-based compensation expense	—	—	—	26,510	26,510	—	26,510
Acquisition expense	—	4,079	—	15,643	19,722	—	19,722
Other income (expense), net	717	(448)	21	1,394	1,684	—	1,684
Adjusted EBITDA attributable to unconsolidated entities	—	2,152	24	(263)	1,913	—	1,913
Adjusted EBITDA attributable to noncontrolling interest	—	(1,210)	(1,842)	—	(3,052)	—	(3,052)
Revaluation of liabilities	—	9,194	—	—	9,194	—	9,194
Intersegment transactions (1)	—	—	2,099	—	2,099	—	2,099
Other	12,965	2,607	214	—	15,786	—	15,786
Discontinued operations	—	—	—	—	—	(42,270)	(42,270)
Adjusted EBITDA	$219,219	$232,322	$182,044	$(44,128)	$589,457	$(42,270)	$547,187

	Year Ended March 31, 2019
						Discontinued Operations
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	TPSL, Mid-Con, Gas Blending	Retail Propane	Consolidated
	(in thousands)
Operating (loss) income	$(7,379)	$210,525	$9,288	$(85,706)	$126,728	$—	$—	$126,728
Depreciation and amortization	74,165	108,162	26,628	3,018	211,973	—	—	211,973
Amortization recorded to cost of sales	80	—	406	—	486	—	—	486
Net unrealized gains on derivatives	(1,725)	(15,521)	(129)	—	(17,375)	—	—	(17,375)
Inventory valuation adjustment	—	—	(784)	—	(784)	—	—	(784)
Lower of cost or net realizable value adjustments	—	—	1,276	—	1,276	—	—	1,276
Loss (gain) on disposal or impairment of assets, net	107,424	(138,204)	64,187	889	34,296	—	—	34,296
Equity-based compensation expense	—	—	—	41,367	41,367	—	—	41,367
Acquisition expense	—	3,490	161	6,176	9,827	—	—	9,827
Other income (expense), net	21	(1)	(330)	(30,108)	(30,418)	—	—	(30,418)
Adjusted EBITDA attributable to unconsolidated entities	—	2,396	481	—	2,877	—	—	2,877
Adjusted EBITDA attributable to noncontrolling interest	—	(166)	(1,481)	—	(1,647)	—	—	(1,647)
Revaluation of liabilities	—	(5,373)	—	—	(5,373)	—	—	(5,373)
Gavilon legal matter settlement	—	—	—	34,788	34,788	—	—	34,788
Intersegment transactions (1)	—	—	1,926	—	1,926	—	—	1,926
Other	8,274	436	493	—	9,203	—	—	9,203
Discontinued operations	—	—	—	—	—	16,827	4,465	21,292
Adjusted EBITDA	$180,860	$165,744	$102,122	$(29,576)	$419,150	$16,827	$4,465	$440,442

	Year Ended March 31, 2018
						Discontinued Operations
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	TPSL, Mid-Con, Gas Blending	Retail Propane	Consolidated
	(in thousands)
Operating income (loss)	$122,904	$(24,231)	$168,136	$(79,474)	$187,335	$—	$—	$187,335
Depreciation and amortization	80,387	98,623	25,609	3,779	208,398	—	—	208,398
Amortization recorded to cost of sales	338	—	628	—	966	—	—	966
Net unrealized losses (gains) on derivatives	2,766	13,694	(577)	—	15,883	—	—	15,883
Inventory valuation adjustment	—	—	(1,021)	—	(1,021)	—	—	(1,021)
Lower of cost or net realizable value adjustments	—	—	410	—	410	—	—	410
(Gain) loss on disposal or impairment of assets, net	(111,393)	6,863	87,404	8	(17,118)	—	—	(17,118)
Equity-based compensation expense	—	—	—	35,241	35,241	—	—	35,241
Acquisition expense	—	—	—	263	263	—	—	263
Other income, net	535	211	108	5,498	6,352	—	—	6,352
Adjusted EBITDA attributable to unconsolidated entities	11,507	579	4,308	—	16,394	—	—	16,394
Adjusted EBITDA attributable to noncontrolling interest	—	(737)	—	—	(737)	—	—	(737)
Revaluation of liabilities	—	20,607	—	—	20,607	—	—	20,607
Intersegment transactions (1)	—	—	(212,330)	—	(212,330)	—	—	(212,330)
Other	10,617	461	85	—	11,163	—	—	11,163
Discontinued operations	—	—	—	—	—	26,234	110,210	136,444
Adjusted EBITDA	$117,661	$116,070	$72,760	$(34,685)	$271,806	$26,234	$110,210	$408,250

(1)	Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our Revolving Credit Facility, debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities and distributions paid to both preferred and common unitholders. On April 27, 2020, we announced a decrease in our quarterly distributions paid to our common unitholders from $0.39 per common unit to $0.20 per common unit. This approximately $100 million reduction, on an annualized basis, is expected to increase liquidity and de-lever the balance sheet. We also announced a reduction in expected capital spending for growth and maintenance expenditures for fiscal year 2021.

We believe that our anticipated cash flows from operations and the borrowing capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature certain businesses within our Liquids and Refined Products segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids and Refined Products segment are the greatest.

Cash Management

We manage cash by utilizing a centralized cash management program that concentrates the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. All of our wholly-owned operating subsidiaries participate in this program. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under our $1.915 billion credit agreement (“Credit Agreement”), which consisted of a revolving credit facility with a capacity of $641.5 million for cash borrowings and letters or credit, which is subject to a monthly borrowing base, (the “Working Capital Facility”) and a revolving credit facility to fund acquisitions and expansion projects, as well as general corporate requirements with a capacity of $1.273 billion (the “Expansion Capital Facility”). On April 27, 2020, we amended our Credit Agreement to reallocate availability between the two revolving credit facilities. We reduced the capacity of the Working Capital Facility to $350.0 million and increased the Expansion Capital Facility to $1.565 billion. This change was due to reduced working capital borrowing needs going forward due to the sale of the TPSL, Mid-Con and Gas Blending refined products businesses. The commitments under the Credit Agreement expire on October 5, 2021.

As of March 31, 2020, we were in, and expect to remain in, compliance with all covenants of our Credit Agreement.

As of March 31, 2020, our current liabilities exceeded our current assets by approximately $71.7 million. We expect to be able to finance this difference either through cash flows from operations or borrowings under our Revolving Credit Facility.

For additional information related to our Credit Agreement, see Note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes, loans from financial institutions, issuing common units, issuing preferred units, asset securitizations or the sale of assets.

Debt Issuances

On April 9, 2019, we issued $450.0 million of 7.50% Senior Unsecured Notes Due 2026 (the “2026 Notes”) in a private placement. Interest is payable on April 15 and October 15 of each year, beginning on October 15, 2019. We received net proceeds of $442.1 million, after the initial purchasers’ discount of $6.8 million and offering costs of $1.1 million.

On July 2, 2019, we entered into a term credit agreement (the “Term Credit Agreement”) with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility, to assist in the financing of the acquisition of Mesquite. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. The commitments under the Term Credit Agreement expire on July 2, 2024, however, the cost associated with this facility increases if it remains in place beyond July 2, 2020.

On November 27, 2019, Sawtooth, a joint venture in which we own approximately a 71.5% interest, entered into a credit agreement with Zions Bancorporation (doing business as “Amegy Bank”). The Sawtooth credit agreement has a capacity of $20.0 million. The commitments under the Sawtooth credit agreement expire on November 27, 2022.

Debt Repurchases

During the year ended March 31, 2020, we repurchased $1.8 million of our 2025 Notes.

See Note 8 to our consolidated financial statements included in this Annual Report for a detailed description of our long-term debt.

Equity Issuances

On April 2, 2019, we issued 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $42.9 million.

On July 2, 2019, we completed a private placement of an aggregate of 400,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of approximately $385.4 million. Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the Mesquite acquisition.

On October 31, 2019, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for net proceeds of approximately $194.7 million. Proceeds from this issuance of Class D Preferred Units were used to fund a portion of the purchase price for the Hillstone acquisition.

For a further discussion of our preferred issuances, see Note 10 to our consolidated financial statements included in this Annual Report.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and line fill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated. Amounts in the table below include capital expenditures and acquisitions related to TPSL and our former Retail Propane segment. There are no capital expenditures or acquisitions related to Mid-Con and Gas Blending.

	Capital Expenditures			Other
Year Ended March 31,	Expansion (1)	Maintenance (2)	Acquisitions (3)	Investments (4)
	(in thousands)
2020	$571,154	$61,353	$1,268,474	$21,218
2019	$418,920	$49,177	$348,836	$389
2018	$155,213	$37,713	$50,417	$27,889

(1)
Amounts for the years ended March 31, 2020, 2019 and 2018 include $49.1 million, $63.6 million and $23.1 million, respectively, of transactions classified as acquisitions of assets. See Note 4 to our consolidated financial statements included in this Annual Report for a further discussion of the transactions classified as acquisitions of assets completed during the year ended March 31, 2020. Amount for the year ended March 31, 2018 includes intangible assets received as consideration as part of the Sawtooth joint venture transaction (see Note 17 to our consolidated financial statements included in this Annual Report). Amounts for the years ended March 31, 2019 and 2018 include $0.4 million and $8.5 million, respectively, related to our former Retail Propane segment. Amount for the year ended March 31, 2019 includes less than $0.1 million related to TPSL. There were no amounts related to TPSL for the years ended March 31, 2020 and 2018.

(2)
Amounts for the years ended March 31, 2019 and 2018 include $3.8 million and $14.0 million, respectively, related to our former Retail Propane segment. There were no amounts related to TPSL for the years ended March 31, 2020, 2019 or 2018.

(3)
Amounts for the years ended March 31, 2019 and 2018 include $31.9 million and $30.5 million, respectively, related to our former Retail Propane segment. Amount for the year ended March 31, 2019 includes $16.3 million related to TPSL. There were no amounts related to TPSL for the years ended March 31, 2020 and 2018.

(4)
Amounts for the years ended March 31, 2020, 2019 and 2018 primarily related to contributions made to unconsolidated entities and the purchase of membership interests in a water services and land company as described in Note 4 to our consolidated financial statements included in this Annual Report. There were no amounts for the years ended March 31, 2020, 2019 or 2018 related to TPSL. There were no amounts for the years ended March 31, 2019 or 2018 related to our former Retail Propane segment.

As mentioned above, we announced a reduction in expected capital spending for growth and maintenance expenditures for fiscal year 2021.

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

On March 16, 2020, the board of directors of our general partner declared a distribution on the 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) and the Class C Preferred Units for the three months ended March 31, 2020 of $7.1 million and $1.1 million, respectively. The distributions were paid on April 15, 2020.

On April 27, 2020, the board of directors of our general partner declared a distribution on the common units and the Class D Preferred Units of $25.8 million and $6.9 million, respectively, for the holders of record on May 7, 2020. The distributions were paid on May 15, 2020.

For a further discussion of our distributions, see Note 10 to our consolidated financial statements included in this Annual Report.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Year Ended March 31,
Cash Flows Provided by (Used in):	2020	2019	2018
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$342,736	$227,906	$298,456
Changes in operating assets and liabilities	39,690	(76,383)	1,892
Operating activities-continuing operations	$382,426	$151,523	$300,348
Investing activities-continuing operations	$(1,737,620)	$(404,515)	$166,635
Financing activities-continuing operations	$978,833	$(793,920)	$(390,445)

Operating Activities-Continuing Operations. The seasonality of our Liquids and Refined Products business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids and Refined Products business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons. The heating season runs through the six months ending March 31. We borrow under the Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash provided by operating activities during the year ended March 31, 2020 was due primarily to fluctuations in the value of accounts receivable and accounts payable during the year ended March 31, 2020. The decrease in net cash provided by operating activities during the year ended March 31, 2019 was due primarily to fluctuations in the value of inventory, other current and noncurrent assets and accounts payable during the year ended March 31, 2019.

Investing Activities-Continuing Operations. Net cash used in investing activities was $1.7 billion during the year ended March 31, 2020, compared to net cash used in investing activities of $404.5 million during the year ended March 31, 2019. The increase in net cash used in investing activities was due primarily to:

•	a $988.7 million increase in cash paid for acquisitions, primarily for Mesquite and Hillstone, and investments in unconsolidated entities during the year ended March 31, 2020;

•	$335.8 million in proceeds from the sales of our Bakken and South Pecos water disposal businesses and our approximately 20% interest in E Energy Adams, LLC during the year ended March 31, 2019; and

•
an increase in capital expenditures from $455.6 million during the year ended March 31, 2019 to $555.7 million during the year ended March 31, 2020 due primarily to expansion projects in our Delaware Basin system in the Water Solutions segment.

These increases in net cash used in investing activities were partially offset by a $96.9 million increase in cash flows to settle derivatives.

Net cash used in investing activities was $404.5 million during the year ended March 31, 2019, compared to net cash provided by investing activities of $166.6 million during the year ended March 31, 2018. The increase in net cash used in investing activities was due primarily to:

•
an increase in capital expenditures from $133.8 million during the year ended March 31, 2018 to $455.6 million during the year ended March 31, 2019 due primarily to capital expenditures for expansion projects in our Water Solutions segment; and

•	a $280.7 million increase in cash paid for acquisitions during the year ended March 31, 2019.

These increases in net cash used in investing activities were partially offset by a $28.9 million decrease in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $978.8 million during the year ended March 31, 2020, compared to net cash used in financing activities of $793.9 million during the year ended March 31, 2019. The increase in net cash provided by financing activities was due primarily to:

•	repurchases of $737.1 million of our senior unsecured notes during the year ended March 31, 2019;

•	$622.4 million in net proceeds from the issuance of the Class C Preferred Units and Class D Preferred Units during the year ended March 31, 2020;

•	$450.0 million in proceeds from the issuance of the 2026 Notes during the year ended March 31, 2020;

•	$250.0 million in proceeds from the Term Credit Agreement during the year ended March 31, 2020; and

•	an increase of $97.5 million in borrowings on the Revolving Credit Facility (net of repayments) during the year ended March 31, 2020.

These increases in net cash provided by financing activities were partially offset by:

•	$265.1 million in payments for the redemption of the 10.75% Class A Convertible Preferred Units during the year ended March 31, 2020; and

•	$100.0 million in contingent consideration payments as part of the Mesquite acquisition during the year ended March 31, 2020.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2020 for our fiscal years ending thereafter:

		Years Ending March 31,
	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Principal payments on long-term debt:
Expansion capital borrowings	$1,120,000	$—	$1,120,000	$—	$—	$—	$—
Working capital borrowings	350,000	—	350,000	—	—	—	—
Senior unsecured notes	1,444,643	—	—	—	607,323	387,320	450,000
Term credit agreement	250,000	—	—	—	—	250,000	—
Other long-term debt	4,683	4,683	—	—	—	—	—
Interest payments on long-term debt:
Revolving Credit Facility (1)	83,379	52,112	31,267	—	—	—	—
Senior unsecured notes	520,189	103,023	103,023	103,023	103,023	57,473	50,624
Term credit agreement	43,080	10,125	10,125	10,125	10,125	2,580	—
Sawtooth credit agreement	266	100	100	66	—	—	—
Other long-term debt	109	109	—	—	—	—	—
Letters of credit	65,800	—	65,800	—	—	—	—
Future minimum commitment payments under noncancelable agreements (2)	205,499	48,450	45,689	39,835	39,931	31,069	525
Future minimum lease payments under noncancelable operating leases	223,309	64,386	45,804	32,576	19,170	10,770	50,603
Construction commitments (3)	5,054	5,054	—	—	—	—	—
Fixed-price commodity purchase commitments:
Crude oil	52,420	52,420	—	—	—	—	—
Natural gas liquids	12,637	10,142	2,495	—	—	—	—
Index-price commodity purchase commitments (4):
Crude oil (5)	1,124,236	522,123	259,847	191,584	150,682	—	—
Natural gas liquids	389,628	377,992	11,636	—	—	—	—
Total contractual obligations	$5,894,932	$1,250,719	$2,045,786	$377,209	$930,254	$739,212	$551,752

(1)
The estimated interest payments on the Revolving Credit Facility are based on principal and letters of credit outstanding at March 31, 2020. See Note 8 to our consolidated financial statements included in this Annual Report for additional information on the Credit Agreement.

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

(3)	At March 31, 2020, the construction commitments relate to two new barges currently being built.

(4)
Index prices are based on a forward price curve at March 31, 2020. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at March 31, 2020 would result in a change of $120.6 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at March 31, 2020 would result in a change of $41.2 million in the value of our index-price crude oil purchase commitments. See Note 9 to our consolidated financial statements included in this Annual Report for further detail of the commitments.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than the letters of credit discussed in Note 8 to our consolidated financial statements included in this Annual Report and the short-term leases discussed in Note 16 to our consolidated financial statements included in this Annual Report. See Note 2 to our consolidated financial statements included in this Annual Report for a discussion of the lease accounting standard we adopted effective April 1, 2019.

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

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2020 includes a liability of $18.4 million related to asset retirement obligations, which is reported within other noncurrent liabilities.

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

Inventories

Our inventories consist of crude oil, natural gas liquids, diesel, ethanol, and biodiesel. Our inventories are valued at the lower of cost or net realizable value, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In performing this analysis, we consider fixed-price forward commitments. At the end of each fiscal year, we also perform a “lower of cost or net realizable value” analysis; if the cost basis of the inventories would not be recoverable based on the net realizable value at the end of the year, we reduce the book value of the inventories to the recoverable amount. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or net realizable value write-down if we expect the net realizable value to recover by our fiscal year end. The net realizable values of these commodities change on a daily basis as supply and demand conditions change. We are unable to control changes in the net realizable value of these commodities and are unable to determine whether write-downs will be required in future periods. In addition, write-downs at interim periods could be required if we cannot conclude that net realizable values will recover sufficiently by our fiscal year end.

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

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2020, we had $1.5 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 3.36%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $1.8 million, based on borrowings outstanding at March 31, 2020.

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2020, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 4.05%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.3 million, based on borrowings outstanding at March 31, 2020.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2020, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

The following table summarizes the hypothetical impact on the March 31, 2020 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(2,932)
Crude oil (Water Solutions segment)	$(2,462)
Propane (Liquids and Refined Products segment)	$637
Butane (Liquids and Refined Products segment)	$(181)
Refined Products (Liquids and Refined Products segment)	$(2,456)
Other Products (Liquids and Refined Products segment)	$(129)
Canadian dollars (Liquids and Refined Products segment)	$287

Changes in commodity prices may also impact the volumes that we are able to transport, dispose, store and market, which also impact our cash flows.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2020. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2020, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Our internal control over financial reporting as of March 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears below in this section of the Annual Report.

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted or may result from our business combinations during the year ended March 31, 2020, as discussed below, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed several business combinations during the year ended March 31, 2020, as described in Note 4 to our consolidated financial statements included in this Annual Report. At this time, we continue to evaluate the business and internal controls and processes of these acquired businesses and are making various changes to their operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over these acquired businesses. We expect that our evaluation and integration efforts related to those combined operations will continue into future fiscal quarters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2020, and our report dated June 1, 2020 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
June 1, 2020

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

The board of directors of our general partner currently has eight members. The board of directors of our general partner has determined that Mr. Stephen L. Cropper, Mr. James M. Collingsworth and Mr. Derek S. Reiners satisfy the New York Stock Exchange (“NYSE”) and SEC independence requirements. The NYSE does not require a listed publicly traded limited partnership like NGL to have a majority of independent directors on the board of directors of its general partner. In addition, we are not required to have a nominating and corporate governance committee.

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

Directors and Named Executive Officers

Directors of our general partner are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Named executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The following table summarizes information regarding the directors of our general partner and our named executive officers as of May 28, 2020.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	66	Chief Executive Officer and Director
Robert W. Karlovich III	43	Executive Vice President and Chief Financial Officer
John A. Ciolek	55	Executive Vice President, Strategic Initiatives
Kurston P. McMurray	48	Executive Vice President and General Counsel and Secretary
Lawrence J. Thuillier	49	Chief Accounting Officer
Brian P. Boland	36	Director
Shawn W. Coady	58	Director
James M. Collingsworth	65	Director
Stephen L. Cropper	70	Director
Bryan K. Guderian	60	Director
John T. Raymond	49	Director
Derek S. Reiners	49	Director

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

John A. Ciolek. Mr. Ciolek joined us in December 2019 and was appointed as our Executive Vice President, Strategic Initiatives, by the board of directors of our general partner in January 2020. Prior to joining NGL, Mr. Ciolek served as Managing Director in the Oil and Gas Group at Credit Suisse Securities LLC (“Credit Suisse”) from August 2015 to October 2019. Before joining Credit Suisse, he served as the Head of the Midstream Franchise within J.P. Morgan’s North American Energy Group starting in May 2011. He previously served for 14 years with Citigroup’s Global Energy Group.

Kurston P. McMurray. Mr. McMurray has served as our Executive Vice President and General Counsel and Secretary since October 2016. Mr. McMurray joined NGL in February 2015 as Vice President, Legal and Corporate Secretary. Prior to joining NGL, Mr. McMurray practiced law in the Tulsa, Oklahoma area since 1998 at firms including Moyers, Martin, Santee, Imel & Tetrick LLP. and Robinett & Osmond and was a founding shareholder of Kurston P. McMurray, PC and Wilkin/

McMurray PLLC. Mr. McMurray’s private practice specialized in business transactions, real estate, construction, healthcare, banking, corporate governance, corporate management and commercial litigation.

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

Brian P. Boland.     Mr. Boland has served on the board of directors of our general partner since July 2019. Mr. Boland serves as Managing Director and Co-head of Midstream at EIG Global Energy Partners where he leads the firm’s investment activities in the midstream sector on a global basis. Prior to joining EIG in 2011, Mr. Boland worked at Credit Suisse in New York where he was a member of the Global Energy and Leveraged Finance groups. Mr. Boland also currently serves as a director of Limetree Bay Ventures, LLC, Elba Liquefaction Company, L.L.C., Midship Holdings, LLC, and is a board observer at Cheniere Corpus Christi Holdings, LLC.

Mr. Boland brings extensive financial and industry experience to the board. As a director for other companies, Mr. Boland also provides cross board experience.

Shawn W. Coady. Dr. Coady served as our President and Chief Operating Officer, Retail Division, from April 2012 to March 2018, when we sold a portion of our Retail Propane segment, and previously served as our Co-President and Chief Operating Officer, Retail Division from October 2010 through April 2012. Dr. Coady served as a member of the board of directors of our general partner since its formation in September 2010. Dr. Coady has served as an officer of Hicks Oils & Hicksgas, Incorporated (“HOH”), from March 1989 to September 2010 when HOH contributed its propane and propane related assets to Hicksgas LLC, and the membership interests in Hicksgas LLC were contributed to us as part of our formation transactions. Dr. Coady was also the President of Hicksgas Gifford, Inc. from March 1989 until the membership interests in the company were contributed to us as part of our formation transactions. Dr. Coady has served as a director for the National Propane Gas Association from 2004 to 2015 and as a member of the executive committee of the Illinois Propane Gas Association from 2004 to March 2015.

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

Derek S. Reiners. Mr. Reiners joined the board of directors of our general partners in December 2019 and was appointed to serve on the Audit Committee. Mr. Reiners currently serves as the President of Contango Energy Capital LLC, a privately held investment and consulting firm. Prior to that, Mr. Reiners served in various senior financial and accounting roles at ONEOK, Inc. and ONEOK Partners, L.P. from August 2009 to May 2019, including Senior Vice President and Chief Accounting Officer from August 2009 to December 2012, Senior Vice President, Chief Financial Officer from January 2013 to May 2017 and Senior Vice President, Finance and Treasurer from June 2017 to May 2019. Prior to joining ONEOK, Mr. Reiners was a partner at Grant Thornton LLP from August 2004 to July 2009. Mr. Reiners is a certified public accountant.

Mr. Reiners brings extensive executive, financial and operational experience to the board. With over ten years of experience in the natural gas liquids industry in numerous positions, Mr. Reiners provides valuable insight into our business and industry.

Director Appointment Rights

The Limited Liability Company Agreement of NGL Energy Holdings LLC grants certain parties the right to designate a specified number of persons to serve on the board of directors of our general partner. EMG NGL HC LLC has the right to designate one person to serve on the board of directors of our general partner, and has designated John T. Raymond. EIG Global Energy Partners has the right to designate one person to serve on the board of directors of our general partner, and has designated Brian P. Boland. The Coady Group (which consists of certain entities controlled by Shawn W. Coady and his brother Todd M. Coady) and the investors who formed the Partnership (“IEP Parties”) (which consists of certain entities controlled by H. Michael Krimbill, and two other investors) each have the right to designate one person to serve on the board of directors of our general partner. The Coady Group has designated Shawn W. Coady and the IEP Parties have designated H. Michael Krimbill.

Board Leadership Structure and Role in Risk Oversight

The board of directors of our general partner believes that whether the offices of chairman of the board and chief executive officer are combined or separated should be decided by the board, from time to time, in its business judgment after considering relevant circumstances. The board of directors of our general partner currently does not have a chairman, although our chief executive officer, Mr. Krimbill, presides over the meetings.

The board of directors and its committees regularly review material operational, financial, compensation and compliance risks with senior management. In particular, the audit committee is responsible for risk oversight with respect to financial and compliance risks and risks relating to our audit and independent registered public accounting firm. Our compensation committee considers risk in connection with its design and evaluation of compensation programs for our senior management. Each committee regularly reports to the board of directors regarding its respective risk oversight role.

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

Mr. Collingsworth, Mr. Cropper, and Mr. Reiners currently serve on the audit committee, and Mr. Reiners serves as the chairman. The board of directors of our general partner has determined that Mr. Reiners is an “audit committee financial expert” as defined under SEC rules and that each member of the audit committee is financially literate. In compliance with the requirements of the NYSE, all of the members of the audit committee are independent directors, as defined in the applicable NYSE and Exchange Act rules.

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

Mr. Collingsworth, Mr. Cropper, and Mr. Guderian currently serve on the compensation committee, and Mr. Cropper serves as the chairman. The board of directors has determined that Mr. Cropper and Mr. Collingsworth are independent directors under applicable NYSE and Exchange Act rules. The NYSE does not require a listed publicly traded limited partnership to have a compensation committee consisting entirely of independent directors.

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

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the audit committee and/or the board of directors of our general partner, our independent directors meet in an executive session without participation by management or non-independent directors. Mr. Reiners presides over these executive sessions.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2020” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2020.

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

Our “named executive officers” for fiscal year 2020 were:

•	H. Michael Krimbill–Chief Executive Officer

•	Robert W. Karlovich III–Executive Vice President and Chief Financial Officer

•	Lawrence J. Thuillier–Chief Accounting Officer

•	Kurston P. McMurray–Executive Vice President and General Counsel and Secretary

•
John A. Ciolek–Executive Vice President, Strategic Initiatives (Mr. Ciolek commenced employment in December 2019 and was appointed Executive Vice President, Strategic Initiatives by the board of directors of our general partner in January 2020)

Compensation Philosophy

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

Recent Achievements

Our compensation structure is designed to reward our executive officers for achieving above-market returns for our unitholders. Our achievements during the year ended March 31, 2020 included the following:

•	Issued 9.625% Class C Preferred Units for net proceeds of $42.9 million;

•	Issued 9.00% Class D Preferred Units for net proceeds of $580.1 million;

•	Issued 7.50% Senior Unsecured Notes Due 2026 for net proceeds of $442.1 million;

•	On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited for total consideration of $895.3 million;

•	On September 30, 2019, we sold TPSL for total consideration of $233.8 million; and

•	On October 31, 2019, we acquired all of the equity interests of Hillstone Environmental Partners, LLC for total consideration of $642.5 million.

Compensation Highlights

•
We paid cash bonuses to Mr. Krimbill, Mr. Karlovich and Mr. McMurray during fiscal year 2020, primarily due to their work related to the acquisitions of Mesquite Disposals Unlimited and Hillstone Environmental Partners, LLC and for the sale of TPSL.

•
The salaries of most of our named executive officers remain below the median of our benchmark peer group. This enables us to grant more performance-based compensation to maintain competitive total compensation packages and achieve a greater degree of alignment of pay and performance.

Factors Enhancing Alignment with Unitholder Interests

•	Majority of named executive officer pay is at risk incentive compensation based on annual financial performance and growth in unitholder value;

•	Equity-based incentives are the largest single component of named executive officer compensation;

•	No excise tax gross-ups; and

•	Compensation committee engages an independent compensation adviser.

Compensation Setting Process

Our compensation program for our named executive officers supports our philosophy of pay-for-performance.

•
Role of Management: Our Chief Executive Officer provides periodic recommendations to the compensation committee and the board of directors regarding the compensation of our named executive officers, other than his own.

•
Role of the Compensation Committee’s Consultant: In carrying out its responsibilities for establishing, implementing and monitoring the effectiveness of our executive compensation philosophy, plans and programs, our compensation committee has the authority to engage outside experts to assist in its deliberations. During fiscal year 2020, the compensation committee received compensation advice and data from Pearl Meyer & Partners (“PM&P”). PM&P conducted a competitive review of the principal components of compensation for our directors. The compensation committee reviewed the services provided by PM&P and determined that they are independent in providing executive compensation consulting services. In making this determination, the compensation committee noted that during fiscal year 2020:

◦	PM&P did not provide any services to the Partnership or management other than compensation consulting services requested by or with the approval of the compensation committee;

◦	PM&P does not provide, directly or indirectly through affiliates, any non-compensation services such as pension consulting or human resource outsourcing;

◦	PM&P maintains a conflicts policy, which was provided to the compensation committee with specific policies and procedures designed to ensure independence;

◦	Fees paid to PM&P by the Partnership during fiscal year 2020 were less than 1% of PM&P’s total revenue;

◦	None of the PM&P consultants working on Partnership matters had any business or personal relationship with compensation committee members;

◦	None of the PM&P consultants working on Partnership matters (or any consultants at PM&P) had any business or personal relationship with any executive officer of the Partnership; and

◦	None of the PM&P consultants working on Partnership matters own Partnership interests.

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
• Provides a forfeitable long-term incentive to encourage executive retention

Base Salary

The compensation committee periodically reviews the base salaries of our named executive officers and may recommend adjustments as necessary. We do not make automatic annual adjustments to base salary and none of our named executive officers received a base salary increase in fiscal year 2020.

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

•	Mr. Ciolek’s base salary of $500,000 was negotiated prior to joining our management team in December 2019.

Discretionary Cash Bonus Awards

None of the named executive officers is subject to a formal cash bonus plan, and any cash bonuses are at the discretion of either the board of directors (in the case of Mr. Krimbill) or the compensation committee of the board of directors (in the case of the other named executive officers). Cash bonuses of $1.5 million, $0.5 million and $0.5 million were paid to Mr. Krimbill, Mr. Karlovich and Mr. McMurray, respectively, during fiscal year 2020, primarily due to their work related to the acquisitions of Mesquite Disposals Unlimited and Hillstone Environmental Partners, LLC and for the sale of TPSL. Neither Mr. Thuillier nor Mr. Ciolek received a cash bonus in fiscal year 2020.

Long-Term Equity Incentive Awards

Certain restricted units granted to the named executive officers vest in tranches, contingent only on the continued service of the recipient through the vesting date (the “Service Awards”). The following table summarizes Service Award units granted, vested and/or forfeited during fiscal year 2020 with respect to the named executive officers:

	Unvested Units at			Unvested Units at
Name	March 31, 2019	Units Granted	Units Vested	March 31, 2020
H. Michael Krimbill (1)	400,000	75,302	(250,302)	225,000
Robert W. Karlovich III (2)	62,500	7,531	(32,531)	37,500
Lawrence J. Thuillier (3)	25,000	10,166	(20,166)	15,000
Kurston P. McMurray (4)	42,500	7,531	(22,531)	27,500
John A. Ciolek (5)	—	50,000	(12,500)	37,500

(1)
Mr. Krimbill vested in 100,000 Service Awards on July 10, 2019, 75,302 Service Awards on August 21, 2019 and 75,000 Service Awards on February 11, 2020. He was granted 75,302 Service Awards on August 21, 2019.

(2)
Mr. Karlovich vested in 7,531 Service Awards on August 21, 2019, 12,500 Service Awards on November 13, 2019 and 12,500 Service Awards on February 11, 2020, respectively. He was granted 7,531 Service Awards on August 21, 2019.

(3)	Mr. Thuillier vested in Service Awards of 10,166 on August 21, 2019, 5,000 on November 13, 2019 and 5,000 on February 11, 2020. He was granted 10,166 Service Awards on August 21, 2019.

(4)
Mr. McMurray vested in 7,531 Service Awards on August 21, 2019, 7,500 Service Awards on November 13, 2019 and 7,500 Service Awards on February 11, 2020. He was granted 7,531 Service Awards on August 21, 2019.

(5)	Mr. Ciolek was granted 50,000 Service Awards on January 21, 2020, of which 12,500 vested on February 11, 2020.

The Service Award units granted on August 21, 2019 were intended as a discretionary bonus for performance during fiscal year ended March 31, 2019.

The following table summarizes the vesting dates of the unvested Service Award units at March 31, 2020:

	Service Award Units Vesting by Fiscal Year Ending (1)		Unvested Units at
Name	March 31, 2021	March 31, 2022	March 31, 2020
H. Michael Krimbill	150,000	75,000	225,000
Robert W. Karlovich III	25,000	12,500	37,500
Lawrence J. Thuillier	10,000	5,000	15,000
Kurston P. McMurray	17,500	10,000	27,500
John A. Ciolek	25,000	12,500	37,500

(1)
All of the Service Awards in the table above will vest as follows, with the exception of Mr. McMurray: For the fiscal year ending March 31, 2021, half of the units will vest on November 10, 2020 and February 11, 2021. For the fiscal year ending March 31, 2022, the units will vest on November 12, 2021. For the fiscal year ending March 31, 2021 7,500 of Mr. McMurray’s outstanding units will vest on November 10, 2020 and 10,000 will vest on February 11, 2021. For the fiscal year ending March 31, 2022, Mr. McMurray’s units will vest on November 12, 2021.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers, other than to Mr. McMurray, who is entitled to receive severance benefits pursuant to his employment agreement in the event of certain terminations of his employment (as described below after the “Summary Compensation Table” under the heading, “Employment Agreement with Mr. McMurray”). The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2020” table below (in the “Market Value of Service Award Units that Have Not Yet Vested” column).

401(k) Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees, including our named executive officers, to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 1% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 1% and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over two years. Effective January 1, 2020, for every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4% and 6% of their eligible compensation (as defined in the plan).

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
James M. Collingsworth
Bryan K. Guderian

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2020, James M. Collingsworth, Stephen L. Cropper, and Bryan K. Guderian served on the compensation committee. None of these individuals is an employee or an officer of our general partner. As described under Part I, Item 13–“Transactions with Related Persons,” Mr. Guderian is an executive officer of WPX, and we entered into certain transactions with WPX during fiscal year 2020.

Summary Compensation Table for 2020

The following table summarizes the compensation earned by our named executive officers for fiscal years 2018 through 2020.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Unit Awards (Service and Performance Awards) (1) ($)	All Other Compensation (2) ($)	Total ($)
H. Michael Krimbill	2020	625,000	1,500,000	1,000,011	11,019	3,136,030
Chief Executive Officer	2019	614,423	1,000,000	1,928,520	13,886	3,556,829
	2018	350,000	—	—	10,891	360,891

Robert W. Karlovich III	2020	500,000	500,000	100,012	6,900	1,106,912
Executive Vice President and	2019	483,846	650,000	142,405	7,695	1,283,946
Chief Financial Officer	2018	428,846	430,000	711,291	9,079	1,579,216

Lawrence J. Thuillier	2020	269,923	—	135,004	9,751	414,678
Chief Accounting Officer	2019	267,693	—	191,964	9,639	469,296
	2018	259,615	—	414,525	9,357	683,497

Kurston P. McMurray	2020	374,039	500,000	100,012	8,857	982,908
Executive Vice President and	2019	348,077	650,000	113,924	9,199	1,121,200
General Counsel and Secretary	2018	298,077	300,000	426,774	8,182	1,033,033

John A. Ciolek (3)	2020	140,385	—	501,250	119	641,754
Executive Vice President,
Strategic Initiatives

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

(2)	The amounts in this column include matching contributions to our 401(k) plan.

(3)	Mr. Ciolek commenced employment in December 2019, and thus was not a named executive office prior to fiscal year 2020.

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

Restricted Unit Awards

During fiscal year 2020, the compensation committee granted an award to Mr. Ciolek for which units vest at specified dates, contingent only on the continued service of the recipient through the service date (the “Service Awards”). The awards granted to the other named executive officers were intended as discretionary bonuses and vested immediately.

2020 Grants of Plan Based Awards Table

The following table summarizes the number of restricted Service Award units granted to our named executive officers, and their grant date fair values:

Name	Grant Date	Total Number of Service Award Units	Grant Date Fair Value of Service Award Units ($)(1)
H. Michael Krimbill	August 21, 2019	75,302	1,000,011
Robert W. Karlovich III	August 21, 2019	7,531	100,012
Lawrence J. Thuillier	August 21, 2019	10,166	135,004
Kurston P. McMurray	August 21, 2019	7,531	100,012
John A. Ciolek	January 21, 2020	50,000	501,250

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

Outstanding Equity Awards at March 31, 2020

The following table summarizes the number of unvested Service Awards outstanding and their fair values at March 31, 2020:

	Number of Service Award Units that Have Not Yet Vested	Market Value of Service Award Units that Have Not Yet Vested
Name	(#)(1)	($)(2)
H. Michael Krimbill	225,000	585,000
Robert W. Karlovich III	37,500	97,500
Lawrence J. Thuillier	15,000	39,000
Kurston P. McMurray	27,500	71,500
John A. Ciolek	37,500	97,500

(1)	Reflects Service Awards that have not vested and are held by each named executive officer.

(2)
Calculated based on the closing market price of our common units at March 31, 2020 of $2.60. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.

2020 Units Vested

During fiscal year 2020, certain of the restricted Service Awards vested. The following table summarizes the value of the awards on the vesting date which was calculated based of the closing market price per common unit on the vesting dates.

Name	Number of Service Award Units Acquired on Vesting (#)	Value Realized on Vesting ($)
H. Michael Krimbill (1)	250,302	3,232,386
Robert W. Karlovich III (2)	32,531	350,262
Lawrence J. Thuillier (3)	20,166	235,104
Kurston P. McMurray (4)	22,531	250,162
John A. Ciolek (5)	12,500	122,063

(1)	Mr. Krimbill vested in 100,000, 75,302 and 75,000 Service Awards on July 10, 2019, August 21, 2019 and February 11, 2020, respectively.

(2)	Mr. Karlovich vested in 7,531, 12,500 and 12,500 Service Awards on August 21, 2019, November 13, 2019 and February 11, 2020, respectively.

(3)	Mr. Thuillier vested in 10,166, 5,000 and 5,000 Service Awards on August 21, 2019, November 13, 2019 and February 11, 2020, respectively.

(4)	Mr. McMurray vested in 7,531, 7,500 and 7,500 Service Awards on August 21, 2019, November 13, 2019 and February 11, 2020, respectively.

(5)	Mr. Ciolek vested in 12,500 Service Awards on February 11, 2020.

Upon vesting, certain of the named executive officers elected for us to remit payments to taxing authorities in lieu of issuing common units. The following table summarizes the number of common units issued and the number of common units withheld for taxes:

Name	Number of Units Issued	Number of Units Withheld	Total
H. Michael Krimbill	155,461	94,841	250,302
Robert W. Karlovich III	18,349	14,182	32,531
Lawrence J. Thuillier	11,763	8,403	20,166
Kurston P. McMurray	12,590	9,941	22,531
John A. Ciolek	6,233	6,267	12,500

Potential Payments Upon Termination or Change in Control

We do not provide any severance or change of control benefits to our named executive officers, other than Mr. McMurray, who is entitled to receive severance benefits for certain types of terminations (as described in more detail above under the heading, “Employment Agreement with Mr. McMurray”). In the event that Mr. McMurray’s employment had been terminated as of March 31, 2020 by the Partnership without “cause” or due to a “constructive discharge,” Mr. McMurray would have been entitled to receive the following amounts:

Cash Severance	Value of Guaranteed Unit Awards	Target Annual Bonus	Total
$375,000	$71,500	$375,000	$821,500

The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2020” table above (in the “Market Value of Service Award Units that Have Not Yet Vested” column).

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer, Mr. Krimbill, to the median of the annual total compensation of our employees for our last fiscal year.

For the year ended March 31, 2020:

•	The median of the annual total compensation of all employees (other than the Chief Executive Officer) was $52,361; and

•	The annual total compensation of Mr. Krimbill, as reported in the Summary Compensation Table above, was $3,136,030.

Based on the information for the year ended March 31, 2020, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was approximately 60 to 1.

To determine our median employee, we identified each individual employed by us on January 1, 2020, our determination date. As of that date, we had 1,328 employees located in two countries. We identified the median employee by examining only base pay plus overtime for the period from January 1, 2019 through December 31, 2019. We included all employees, with the exception of three employees that work in Canada, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions or adjustments to any base pay plus overtime amounts. After identifying the median employee, we calculated the annual total compensation for the median employee using the same methodology we use to calculate total annual compensation for our named executive officers, as set forth in the Summary Compensation Table above.

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

Hedging of Partnership Common Units

Our Supplemental Trading Policy prohibits directors, named executive offices and other designated employees from engaging in hedging activities with respect to our common units.

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

In addition, each director who is not an officer or employee of our general partner or its affiliates has been granted awards of restricted units. All of our directors are also reimbursed for all out-of-pocket expenses incurred in connection with attending board or committee meetings. Each director is indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

The following table summarizes the compensation earned during fiscal year 2020 by each director who is not an officer or employee of our general partner or its affiliates:

Name	Fees Earned or Paid in Cash ($)	Restricted Unit Awards ($)	Total ($)
Shawn W. Coady	80,000	281,040	361,040
James M. Collingsworth	96,500	—	96,500
Stephen L. Cropper	119,000	—	119,000
Bryan K. Guderian	90,000	—	90,000
Derek S. Reiners	28,500	160,400	188,900

Long-Term Equity Incentive Awards

The following table summarizes Service Award units granted and vested during fiscal year 2020 with respect to each director who is not an officer or employee of our general partner or its affiliates:

	Unvested Units at			Unvested Units at
Name	March 31, 2019	Units Granted	Units Vested	March 31, 2020
Shawn W. Coady (1)	20,000	24,000	(32,000)	12,000
James M. Collingsworth (2)	24,000	—	(12,000)	12,000
Stephen L. Cropper (2)	24,000	—	(12,000)	12,000
Bryan K. Guderian (2)	24,000	—	(12,000)	12,000
Derek S. Reiners (3)	—	16,000	(4,000)	12,000

(1)
Dr. Coady vested in 20,000 Service Awards on July 10, 2019. These units were granted to Dr. Coady while in his role as our President and Chief Operating Officer, Retail Division. Dr. Coady was allowed to retain his unvested units when we sold a portion of our Retail Propane segment to DCC LPG (“DCC”). Dr. Coady did not receive any Service Awards in fiscal year 2019 prior to the termination of his employment. Dr. Coady was granted 24,000 Service Awards on August 13, 2019, of which 8,000 vested on November 13, 2019, 4,000 vested on February 11, 2020 and 4,000 vests each on November 10, 2020, February 11, 2021 and November 12, 2021, respectively.

(2)	Mr. Collingsworth, Mr. Cropper and Mr. Guderian each vested in 8,000 Service Awards on July 10, 2019 and 4,000 Service Awards on February 11, 2020.

(3)
Mr. Reiners was granted 16,000 Service Awards on January 21, 2020, of which 4,000 vested on February 11, 2020 and 4,000 vests each on November 10, 2020, February 11, 2021 and November 12, 2021, respectively.

The following table summarizes the vesting dates of the unvested Service Award units at March 31, 2020:

	Service Award Units Vesting by Fiscal Year Ending		Unvested Units at
Name	March 31, 2021	March 31, 2022	March 31, 2020
Shawn W. Coady	8,000	4,000	12,000
James M. Collingsworth	8,000	4,000	12,000
Stephen L. Cropper	8,000	4,000	12,000
Bryan K. Guderian	8,000	4,000	12,000
Derek S. Reiners	8,000	4,000	12,000

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of May 28, 2020, of our common units by:

•	each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Invesco Ltd. (2)	21,438,410	16.65%
ALPS Advisors, Inc. (3)	14,203,388	11.03%
EIG Neptune Equity Aggregator, L.P. (4)	11,687,500	8.32%

Directors and named executive officers:
Brian P. Boland	—	*
John A. Ciolek (5)	28,233	*
Shawn W. Coady (6)	2,590,195	2.01%
James M. Collingsworth (7)	302,870	*
Stephen L. Cropper (8)	63,000	*
Bryan K. Guderian	60,500	*
Robert W. Karlovich III (9)	87,882	*
H. Michael Krimbill (10)	2,823,281	2.19%
Kurston P. McMurray (11)	44,184	*
John T. Raymond	50,000	*
Derek S. Reiners	14,000	*
Lawrence J. Thuillier (12)	44,131	*
All directors and executive officers as a group (12 persons) (13)	6,108,276	4.74%

* Less than 1.0%

(1)	Based on 128,771,715 common units outstanding at May 28, 2020.

(2)
The mailing address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309. Invesco Ltd. reported shared voting and dispositive power with respect to all common units beneficially owned. The information related to Invesco Ltd. is based upon its Schedule 13G filed with the SEC for the quarter ended December 31, 2019.

(3)
The mailing address for ALPS Advisors, Inc. is 1290 Broadway, Suite 1000, Denver, CO 80203. ALPS Advisors, Inc. reported shared voting and dispositive power with respect to all common units beneficially owned. The information related to ALPS Advisors, Inc. is based upon its Schedule 13G filed with the SEC for the quarter ended December 31, 2019.

(4)
The mailing address for EIG Neptune Equity Aggregator, L. P. (“EIG”) is 600 New Hampshire Ave. NW, Suite 1200, Washington, DC 20037. EIG reported shared voting and dispositive power with respect to all common units beneficially owned. The information related to EIG is based upon its Schedule 13D filed with the SEC for the quarter ended December 31, 2019. The common units beneficially owned relate to warrants that become exercisable on July 2, 2020. For purposes of calculating ownership percentages, the units underlying the warrants are only deemed outstanding for purposes of calculating EIG’s percentage.

(5)	Does not include 12,500 unvested units that will vest on November 10, 2020, 12,500 unvested units that will vest on February 11, 2021 and 12,500 unvested units that will vest on November 12, 2021.

(6)
Dr. Coady owns 110,304 of these common units. SWC Family Partnership LP owns 2,320,391 of these common units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Dr. Coady is the sole member. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 135,000 of these common units. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The Tara Nicole Coady Trust II, of which the reporting person is the trustee, owns 12,250 common units. The Colleen Blair Coady Trust, of which the reporting person is the trustee, owns 12,250 common units. Dr. Coady also owns a 12.27% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.

(7)
Mr. Collingsworth owns 290,500 of these common units. Mr. Collingsworth holds 2,000 of these common units jointly with his spouse, Cindy Collingsworth. Cindy Collingsworth and her sister jointly own 9,500 of these common units. Cindy Collingsworth owns 870 of these common units

(8)	Mr. Cropper owns 38,000 of these common units. The Donna L. Cropper Living Trust, of which Mr. Cropper and his spouse, Donna L. Cropper, are the trustees, owns 25,000 of these common units.

(9)	Does not include 12,500 unvested units that will vest on November 10, 2020, 12,500 unvested units that will vest on February 11, 2021 and 12,500 unvested units that will vest on November 12, 2021.

(10)
Mr. Krimbill owns 1,261,878 of these common units, which includes 75,000 unvested units that will vest on November 10, 2020, 75,000 unvested units that will vest on February 11, 2021 and 75,000 unvested units that will vest on November 12, 2021. All of the unvested units noted above were reported on Mr. Krimbill’s Form 4. Krim2010, LLC owns 904,848 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP also owns 388,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units. H. Michael Krimbill also owns a 14.81% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests and Krimbill Capital Group, LLC, which is owned 100% by the H. Michael Krimbill Revocable Trust, of which Mr. Krimbill is the trustee. Krimbill Enterprises LP, II also owns 130,000 of these common units. Krimbill Enterprises LP, II is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

(11)	Does not include 7,500 unvested units that will vest on November 10, 2020, 10,000 unvested units that will vest on February 11, 2021 and 10,000 unvested units that will vest on November 12, 2021.

(12)	Does not include 5,000 unvested units that will vest on November 10, 2020, 5,000 unvested units that will vest on February 11, 2021 and 5,000 unvested units that will vest on November 12, 2021.

(13)	The directors and executive officers of our general partner also collectively own a 33.00% interest in our general partner.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our general partner listed above is 6120 South Yale Avenue, Suite 805, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information regarding the securities that may be issued under the LTIP at March 31, 2020.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders (2)	1,371,425	—	—
Total	1,371,425	—	—

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 41,750,074 common units, representing an aggregate 32.42% limited partner interest in us. In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights (“IDRs”). As of March 31, 2020, we owned 8.69% of our general partner.

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

Operation Stage

Distributions of available cash to our directors, officers, and greater than 5% owners and our general partner
We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, officers, and greater than 5% owners as the holders of an aggregate 41,750,074 common units, and 0.1% to our general partner. In addition, when distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the same quarterly distribution on all of our outstanding units for four quarters that we paid in May 2020 ($0.20 per unit), our general partner would receive an annual distribution of $0.1 million on its general partner interest and incentive distribution rights, and our directors, officers, and greater than 5% owners would receive an aggregate annual distribution of $33.4 million on their common units.

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

Transactions with Related Persons

WPX

Bryan K. Guderian is a member of our board of directors and an executive officer of WPX. We purchase crude oil from and sell crude oil to WPX (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues in our consolidated statement of operations). We also treat and dispose of produced water and solids received from WPX. The following table summarizes transactions with WPX for the year ended March 31, 2020 (in thousands):

Sales to WPX	$48,222
Purchases from WPX	$313,578

DCC

Shawn W. Coady is a member of our board of directors and an executive officer of DCC. We sell propane to and purchase propane from DCC. We also lease trucks from DCC. The following table summarizes transactions with DCC for the year ended March 31, 2020 (in thousands):

Sales to DCC	$8,367
Purchases from DCC	$145

EMG

John T. Raymond is a member of our board of directors and the Managing Partner and Chief Executive Officer of EMG. During the three months ended September 30, 2019, we purchased a 5.73% interest in our general partner, NGL Energy Holdings LLC, for $11.5 million in cash. This interest was purchased from a fund controlled by EMG.

Other Transactions

We purchase goods and services from certain entities that are partially owned by our named executive officers. The following table summarizes these transactions for the year ended March 31, 2020:

Entity	Nature of Purchases	Amount Purchased	Ownership Interest in Entity
		(in thousands)
H. Michael Krimbill
KAIR2014 LLC	Aircraft	$188	50%

Travis Krimbill, an employee of the Partnership, is the son of H. Michael Krimbill, who is a named executive officer of the Partnership and a member of the board of directors. Travis Krimbill does not report to H. Michael Krimbill and his compensation is determined by the Chief Financial Officer. During the year ended March 31, 2020, Travis Krimbill received total compensation of approximately $0.1 million.

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

Item 14.    Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the periods indicated (in thousands):

	March 31,
	2020	2019
Audit fees (1)	$2,735	$2,501
Audit-related fees (2)	48	120
Tax fees	—	—
All other fees	—	3
Total	$2,783	$2,624

(1)
Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and the preparation of letters to underwriters and other requesting parties.

(2)
Includes fees in fiscal year 2020 for a review of financial statements for one of our subsidiaries and fees for fiscal year 2019 for audits of financial statements for businesses divested during the fiscal year.

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

2.8
Asset Purchase and Sale Agreement, dated May 13, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

2.9
Membership Interest Purchase Agreement, dated as of August 7, 2019, between NGL Energy Operating, LLC and Trajectory Acquisition Company LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 4, 2019)

2.10
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

3.10
Fourth Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of June 13, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 13, 2017)

3.11
Fifth Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of April 2, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 2, 2019)

3.12
Sixth Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of July 2, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

3.13
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

Exhibit Number	Description
4.14
Registration Rights Agreement, dated as of October 24, 2016, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 24, 2016)

4.15
First Supplemental Indenture, dated as of February 21, 2017, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.16
Second Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.17
Third Supplemental Indenture, dated as of January 25, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.18
Fourth Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.19
Fifth Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

4.20
Indenture, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.21
Forms of 6.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.22
Registration Rights Agreement, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.23
First Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.24
Second Supplemental Indenture, dated as of January 25, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.25
Third Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.26
Fourth Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

4.27
Indenture, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.28
Forms of 7.50% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.29
Registration Rights Agreement, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Mizuho Securities USA LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.30
First Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.31
Second Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

Exhibit Number	Description
4.32
Amended and Restated Guaranty Agreement, dated as of March 31, 2017 and effective as of December 31, 2016, among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

4.33
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.34
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.35*	Description of NGL Energy Partners LP’s securities
10.1
Amended and Restated Credit Agreement, dated as of February 14, 2017, by and among NGL Energy Partners LP, NGL Energy Operating LLC, the subsidiary guarantors party thereto, Deutsche Bank Trust Company Americas, Deutsche Bank AG, New York Branch, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 15, 2017)

10.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 31, 2017, among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 5, 2017)

10.3
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 2, 2017, among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 5, 2017)

10.4
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 5, 2018, among NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2017 filed with the SEC on February 9, 2018)

10.5
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of March 6, 2018, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on March 8, 2018)

10.6
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 24, 2018, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2018 filed with the SEC on May 30, 2018)

10.7
Amendment No. 6 to Amended and Restated Credit Agreement, dated as of July 5, 2018, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 10, 2018)

10.8
Amendment No. 7 to Amended and Restated Credit Agreement, dated as of February 6, 2019, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

10.9
Amendment No. 8 to Amended and Restated Credit Agreement, dated as of June 26, 2019, among the Partnership, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 2, 2019)

10.10
Amendment No. 9 to Credit Agreement, dated October 30, 2019, by and among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank AG, New York Branch, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

10.11*
Amendment No. 10 to Credit Agreement, dated April 27, 2020, by and among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank AG, New York Branch, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto

10.12
Term Credit Agreement, dated July 2, 2019, by and among NGL Energy Operating LLC, as Borrower, NGL Energy Partner LP, the lenders thereto and TD Dominion (Texas LLC), as the administrative agent (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.13
Amendment No. 1 to Term Credit Agreement, dated October 30, 2019, by and among NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Toronto-Dominion Bank, New York Branch, Toronto Dominion (Texas) LLC and the other financial institutions party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

10.14
Facility Increase Agreement, dated December 30, 2019, among NGL Energy Operating LLC, Deutsche Bank Trust Company Americas and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on January 6, 2020)

Exhibit Number	Description
10.15
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

10.18
Class D Preferred Unit and Warrant Purchase Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.19
Board Representation Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, NGL Energy Holdings LLC and certain affiliates of EIG Neptune Equity Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.20
Voting Agreement, dated July 2, 2019, by and among the members of NGL Energy Holdings LLC named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.21
Letter Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

10.22	Form of Par Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.23	Form of Premium Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.24
Class D Preferred Unit and Warrant Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on September 30, 2019)

10.25	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.26	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
21.1*	List of Subsidiaries of NGL Energy Partners LP
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed with this report.

**
The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended March 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended March 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2020, 2019, and 2018, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2020, 2019, and 2018, and (vi) Notes to Consolidated Financial Statements.

+	Management contracts or compensatory plans or arrangements.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 1, 2020.

NGL ENERGY PARTNERS LP
By:	NGL Energy Holdings LLC, its general partner
	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	June 1, 2020
H. Michael Krimbill	(Principal Executive Officer)

/s/ Robert W. Karlovich III	Chief Financial Officer	June 1, 2020
Robert W. Karlovich III	(Principal Financial Officer)

/s/ Lawrence J. Thuillier	Chief Accounting Officer	June 1, 2020
Lawrence J. Thuillier	(Principal Accounting Officer)

/s/ Brian P. Boland	Director	June 1, 2020
Brian P. Boland

/s/ Shawn W. Coady	Director	June 1, 2020
Shawn W. Coady

/s/ James M. Collingsworth	Director	June 1, 2020
James M. Collingsworth

/s/ Stephen L. Cropper	Director	June 1, 2020
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	June 1, 2020
Bryan K. Guderian

/s/ John T. Raymond	Director	June 1, 2020
John T. Raymond

/s/ Derek S. Reiners	Director	June 1, 2020
Derek S. Reiners

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of March 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 1, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for leases in the year ended March 31, 2020 due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of assets acquired and liabilities assumed in significant non-routine acquisitions
As described further in Note 4 to the consolidated financial statements, the Partnership acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) and all of the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”), two water disposal companies, during the year ended March 31, 2020 and the assets acquired and liabilities assumed were required to be recorded at fair value as of the respective transaction dates, for which the Partnership utilized a third party valuation firm. We identified the estimation of the fair value of the assets acquired and liabilities assumed in these significant non-routine acquisitions as a critical audit matter.

The principal considerations for our determination that the estimation of the fair value of the assets acquired and liabilities assumed in these significant non-routine acquisitions is a critical audit matter are that there was a high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating margins, weighted average costs of capital and future market conditions, the valuation methodologies applied by the third party valuation firm for the fair value of the intangible customer commitments, customer relationships, and right-of ways as well as the real property and the estimated replacement costs of the personal property acquired and the valuation methodologies applied by the third party valuation firm. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s forecasted future revenues and cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the estimation of the fair value of the assets acquired and liabilities assumed in the significant non-routine acquisitions included the following, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future revenues and cash flows, the reconciliation of future revenues and cash flows prepared by management to the data used in the third party valuation report, the estimated replacement cost of property, plant and equipment, and the valuation methodologies applied by the third party valuation firm. In addition to testing the effectiveness of controls, we also performed the following:

•	Utilized a valuation specialist to evaluate:

◦	The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation,

◦	The methodologies and assumptions used in the valuation of the real property,

◦
The appropriateness of the replacement cost of the personal property, by performing an independent calculation and inspecting the estimated remaining years of service for the underlying assets based on the original acquisition dates and condition of assets,

◦	The appropriateness of the discount rate by recalculating the weighted average costs of capital and evaluating future market conditions, and

◦	The qualifications of the third party valuation firm engaged by the Partnership based on their credentials and experience.

•
Tested the revenue growth rate and operating margins by comparing such items to the industry projections and conditions found in industry reports as well as historical operating results of the entity acquired.

Goodwill impairment assessment
As described further in Note 6 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $993.6 million as of March 31, 2020. Management evaluates goodwill for impairment on January 1 of each year, or more frequently to the extent events or conditions indicate a risk of possible impairment. Based on events occurring during the three months ended March 31, 2020, management performed a quantitative impairment assessment for each reporting unit to test goodwill for impairment. As a result of the assessment performed for the reporting units, and as described further in Note 6 to the consolidated financial statements, the Partnership recognized a goodwill impairment charge of $250.0 million related to its Water Solutions reporting unit within the Partnership’s Water Solutions reportable segment primarily due to changes in assumptions related to the projected future revenues and cash flows from the dates the goodwill was originally recorded. We identified the goodwill impairment assessment as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment was a critical audit matter are that there was a high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating expenses and cash outflows necessary to support the cash flows, weighted average costs of capital and future market conditions as well as the valuation methodologies applied by the Partnership. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s forecasted future revenues and cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the goodwill impairment assessment included the following, among others. We tested the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the determination of the fair value of the reporting units. In addition to testing the effectiveness of controls, we also performed the following:

•	Utilized a valuation specialist to evaluate:

◦	The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation,

◦	The appropriateness of the discount rate by recalculating the weighted average costs of capital and evaluating future market conditions, and

◦	Other significant assumptions, including the terminal growth rate.

•
Tested the reasonableness of management’s process for determining the fair value of the reporting units, including the revenue growth rate, forecasted costs and operating margins by comparing such items to the industry projections and conditions found in industry reports as well as historical operating results of the reporting units and by assessing the likelihood or capability of the reporting unit to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2010.

Tulsa, Oklahoma
June 1, 2020

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, except unit amounts)

	March 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,704	$18,572
Accounts receivable-trade, net of allowance for doubtful accounts of $4,540 and $4,016, respectively	566,834	998,203
Accounts receivable-affiliates	12,934	12,867
Inventories	69,634	136,128
Prepaid expenses and other current assets	101,981	65,918
Assets held for sale	—	580,985
Total current assets	774,087	1,812,673
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $529,068 and $417,457, respectively	2,851,555	1,828,940
GOODWILL	993,587	1,110,456
INTANGIBLE ASSETS, net of accumulated amortization of $631,449 and $503,117, respectively	1,612,480	800,889
INVESTMENTS IN UNCONSOLIDATED ENTITIES	23,182	1,127
OPERATING LEASE RIGHT-OF-USE ASSETS	180,708	—
OTHER NONCURRENT ASSETS	63,137	113,857
ASSETS HELD FOR SALE	—	234,551
Total assets	$6,498,736	$5,902,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$515,049	$879,063
Accounts payable-affiliates	17,717	28,469
Accrued expenses and other payables	232,062	107,759
Advance payments received from customers	19,536	8,461
Current maturities of long-term debt	4,683	648
Operating lease obligations	56,776	—
Liabilities held for sale	—	226,753
Total current liabilities	845,823	1,251,153
LONG-TERM DEBT, net of debt issuance costs of $19,795 and $12,008, respectively, and current maturities	3,144,848	2,160,133
OPERATING LEASE OBLIGATIONS	121,013	—
OTHER NONCURRENT LIABILITIES	114,079	63,542
NONCURRENT LIABILITIES HELD FOR SALE	—	33
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS A 10.75% CONVERTIBLE PREFERRED UNITS, 0 and 19,942,169 preferred units issued and outstanding, respectively	—	149,814
CLASS D 9.00% PREFERRED UNITS, 600,000 and 0 preferred units issued and outstanding, respectively	537,283	—

EQUITY:
General partner, representing a 0.1% interest, 128,901 and 124,633 notional units, respectively	(51,390)	(50,603)
Limited partners, representing a 99.9% interest, 128,771,715 and 124,508,497 common units issued and outstanding, respectively	1,366,152	2,067,197
Class B preferred limited partners, 12,585,642 and 8,400,000 preferred units issued and outstanding, respectively	305,468	202,731
Class C preferred limited partners, 1,800,000 and 0 preferred units issued and outstanding, respectively	42,891	—
Accumulated other comprehensive loss	(385)	(255)
Noncontrolling interests	72,954	58,748
Total equity	1,735,690	2,277,818
Total liabilities and equity	$6,498,736	$5,902,493
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2020	2019	2018
REVENUES:
Crude Oil Logistics	$2,549,767	$3,136,635	$2,260,075
Water Solutions	422,059	301,686	229,139
Liquids and Refined Products	4,611,136	5,249,474	4,463,559
Other	1,038	1,362	1,174
Total Revenues	7,584,000	8,689,157	6,953,947
COST OF SALES:
Crude Oil Logistics	2,293,953	2,902,656	2,113,747
Water Solutions	(33,870)	(10,787)	19,345
Liquids and Refined Products	4,342,526	5,089,263	4,129,939
Other	1,774	1,929	530
Total Cost of Sales	6,604,383	7,983,061	6,263,561
OPERATING COSTS AND EXPENSES:
Operating	332,993	231,065	193,076
General and administrative	113,664	107,407	97,979
Depreciation and amortization	265,312	211,973	208,398
Loss (gain) on disposal or impairment of assets, net	261,786	34,296	(17,118)
Revaluation of liabilities	9,194	(5,373)	20,716
Operating (Loss) Income	(3,332)	126,728	187,335
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	1,291	2,533	7,539
Interest expense	(181,184)	(164,725)	(199,149)
Gain (loss) on early extinguishment of liabilities, net	1,341	(12,340)	(23,201)
Other income (expense), net	1,684	(30,418)	6,352
Loss From Continuing Operations Before Income Taxes	(180,200)	(78,222)	(21,124)
INCOME TAX EXPENSE	(345)	(1,233)	(1,353)
Loss From Continuing Operations	(180,545)	(79,455)	(22,477)
(Loss) Income From Discontinued Operations, net of Tax	(218,235)	418,850	(47,128)
Net (Loss) Income	(398,780)	339,395	(69,605)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,773	20,206	(240)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	—	446	(1,030)
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(397,007)	$360,047	$(70,875)

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(367,246)	$(171,153)	$(82,816)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(218,017)	$418,877	$(48,110)
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS	$(585,263)	$247,724	$(130,926)
BASIC (LOSS) INCOME PER COMMON UNIT
Loss From Continuing Operations	$(2.88)	$(1.39)	$(0.68)
(Loss) Income From Discontinued Operations, net of Tax	$(1.71)	$3.41	$(0.40)
Net (Loss) Income	$(4.59)	$2.01	$(1.08)
DILUTED (LOSS) INCOME PER COMMON UNIT
Loss From Continuing Operations	$(2.88)	$(1.39)	$(0.68)
(Loss) Income From Discontinued Operations, net of Tax	$(1.71)	$3.41	$(0.40)
Net (Loss) Income	$(4.59)	$2.01	$(1.08)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	127,411,908	123,017,064	120,991,340
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	127,411,908	123,017,064	120,991,340
 The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Year Ended March 31,
	2020	2019	2018
Net (loss) income	$(398,780)	$339,395	$(69,605)
Other comprehensive (loss) income	(130)	(9)	13
Comprehensive (loss) income	$(398,910)	$339,386	$(69,592)

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended March 31, 2020, 2019, and 2018
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2017	$(50,529)	—	$—	120,179,407	$2,192,413	$(1,828)	$26,746	$2,166,802
Distributions to general and common unit partners and preferred unitholders (Note 10)	(323)	—	—	—	(229,469)	—	—	(229,792)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(3,082)	(3,082)
Contributions	—	—	—	—	—	—	23	23
Sawtooth joint venture (Note 17)	—	—	—	—	(16,981)	—	76,214	59,233
Purchase of noncontrolling interest	—	—	—	—	(6,245)	—	(16,638)	(22,883)
Redeemable noncontrolling interest valuation adjustment	—	—	—	—	(5,825)	—	—	(5,825)
Repurchase of warrants (Note 10)	—	—	—	—	(10,549)	—	—	(10,549)
Equity issued pursuant to incentive compensation plan (Note 10)	28	—	—	2,260,011	34,623	—	—	34,651
Common unit repurchases and cancellations (Note 10)	—	—	—	(1,574,346)	(15,817)	—	—	(15,817)
Warrants exercised (Note 10)	—	—	—	607,653	6	—	—	6
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(18,781)	—	—	(18,781)
Issuance of Class B preferred units, net of offering costs (Note 10)	—	8,400,000	202,731	—	—	—	—	202,731
Net income (loss)	5	—	—	—	(70,880)	—	240	(70,635)
Other comprehensive income	—	—	—	—	—	13	—	13
BALANCES AT MARCH 31, 2018	(50,819)	8,400,000	202,731	121,472,725	1,852,495	(1,815)	83,503	2,086,095
Distributions to general and common unit partners and preferred unitholders (Note 10)	(330)	—	—	—	(236,303)	—	—	(236,633)
Contributions	—	—	—	—	—	—	169	169
Sawtooth joint venture (Note 17)	—	—	—	—	(63)	—	(791)	(854)
Purchase of noncontrolling interest	—	—	—	—	(33)	—	(3,927)	(3,960)
Redeemable noncontrolling interest valuation adjustment	—	—	—	—	(3,349)	—	—	(3,349)
Repurchase of warrants (Note 10)	—	—	—	—	(14,988)	—	—	(14,988)
Common unit repurchases and cancellations (Note 10)	—	—	—	(26,993)	(297)	—	—	(297)
Equity issued pursuant to incentive compensation plan (Note 10)	22	—	—	2,833,968	39,712	—	—	39,734
Warrants exercised (Note 10)	—	—	—	228,797	2	—	—	2
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(67,239)	—	—	(67,239)
Net income (loss)	387	—	—	—	359,660	—	(20,206)	339,841
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Cumulative effect adjustment for adoption of ASC 606	139	—	—	—	139,167	—	—	139,306
Cumulative effect adjustment for adoption of ASU 2016-01	(2)	—	—	—	(1,567)	1,569	—	—
BALANCES AT MARCH 31, 2019	(50,603)	8,400,000	202,731	124,508,497	2,067,197	(255)	58,748	2,277,818
Distributions to general and common unit partners and preferred unitholders (Note 10)	(342)	—	—	—	(258,020)	—	—	(258,362)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,145)	(1,145)
Issuance of Class B preferred units, net of offering costs (Note 10)	—	4,185,642	102,737	—	—	—	—	102,737
Issuance of Class C preferred units, net of offering costs (Note 10)	—	1,800,000	42,891	—	—	—	—	42,891
Issuance of warrants, net of offering costs (Note 10)	—	—	—	—	52,742	—	—	52,742
Warrants exercised (Note 10)	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of Class A convertible preferred units (Note 10)	—	—	—	—	(36,517)	—	—	(36,517)
Class A convertible preferred units redemption - amount paid in excess of carrying value (Note 10)	—	—	—	—	(78,797)	—	—	(78,797)
Equity issued pursuant to incentive compensation plan (Note 10)	33	—	—	2,938,481	32,931	—	—	32,964
Common unit repurchases and cancellations (Note 10)	—	—	—	(133,634)	(1,644)	—	—	(1,644)
Mesquite acquisition (Note 4)	—	—	—	—	—	—	17,124	17,124
Investment in NGL Energy Holdings LLC (Note 13)	—	—	—	—	(15,226)	—	—	(15,226)
Net loss	(478)	—	—	—	(396,529)	—	(1,773)	(398,780)
Other comprehensive loss	—	—	—	—	—	(130)	—	(130)
BALANCES AT MARCH 31, 2020	$(51,390)	14,385,642	$348,359	128,771,715	$1,366,152	$(385)	$72,954	$1,735,690
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in Thousands)

	Year Ended March 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(398,780)	$339,395	$(69,605)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	218,235	(418,850)	47,128
Depreciation and amortization, including amortization of debt issuance costs	276,848	221,674	219,983
Loss on early extinguishment or revaluation of liabilities, net	7,853	6,967	43,917
Non-cash equity-based compensation expense	26,510	41,367	35,241
Loss (gain) on disposal or impairment of assets, net	261,786	34,296	(17,118)
Provision for doubtful accounts	1,002	381	584
Net adjustments to fair value of commodity derivatives	(85,941)	(10,817)	41,263
Equity in earnings of unconsolidated entities	(1,291)	(2,533)	(7,539)
Distributions of earnings from unconsolidated entities	—	2,206	4,632
Lower of cost or net realizable value adjustments	33,973	14,305	410
Other	2,541	(485)	(440)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	436,349	(185,717)	(214,750)
Inventories	29,779	(10,093)	58,227
Other current and noncurrent assets	14,081	43,996	(31,689)
Accounts payable-trade and affiliates	(375,257)	87,739	197,273
Other current and noncurrent liabilities	(65,262)	(12,308)	(7,169)
Net cash provided by operating activities-continuing operations	382,426	151,523	300,348
Net cash provided by (used in) operating activities-discontinued operations	81,629	185,727	(162,381)
Net cash provided by operating activities	464,055	337,250	137,967
INVESTING ACTIVITIES:
Capital expenditures	(555,713)	(455,586)	(133,761)
Acquisitions, net of cash acquired	(1,268,474)	(300,614)	(19,897)
Net settlements of commodity derivatives	86,702	(10,173)	(39,113)
Proceeds from sales of assets	17,621	16,177	33,844
Proceeds from divestitures of businesses and investments, net	—	335,809	329,780
Transaction with Victory Propane (Note 13)	—	—	(6,424)
Investments in unconsolidated entities	(21,218)	(389)	(21,465)
Distributions of capital from unconsolidated entities	440	1,440	11,969
Repayments on loan for natural gas liquids facility	3,022	10,336	10,052
Loan to affiliate	—	(1,515)	(2,510)
Repayments on loan to affiliate	—	—	4,160
Net cash (used in) provided by investing activities-continuing operations	(1,737,620)	(404,515)	166,635
Net cash provided by investing activities-discontinued operations	298,864	857,988	103,947
Net cash (used in) provided by investing activities	(1,438,756)	453,473	270,582
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	4,074,000	4,098,500	2,434,500
Payments on Revolving Credit Facility	(3,775,000)	(3,897,000)	(2,279,500)
Issuance of senior unsecured notes and term credit agreement	700,000	—	—
Repayment and repurchase of senior secured and senior unsecured notes	(454)	(737,058)	(486,699)
Payments on other long-term debt	(653)	(653)	(877)
Debt issuance costs	(14,950)	(1,383)	(2,700)
Contributions from noncontrolling interest owners, net	—	169	23
Distributions to general and common unit partners and preferred unitholders	(244,400)	(236,633)	(225,067)
Distributions to noncontrolling interest owners	(1,145)	—	(3,082)
Proceeds from sale of preferred units, net of offering costs	622,391	—	202,731
Payments for redemption of preferred units	(265,128)	—	—
Repurchase of warrants	—	(14,988)	(10,549)
Common unit repurchases and cancellations	(1,644)	(297)	(15,817)
Payments for settlement and early extinguishment of liabilities	(98,958)	(4,577)	(3,408)
Investment in NGL Energy Holdings LLC	(15,226)	—	—
Net cash provided by (used in) financing activities-continuing operations	978,833	(793,920)	(390,445)
Net cash used in financing activities-discontinued operations	—	(325)	(3,836)
Net cash provided by (used in) financing activities	978,833	(794,245)	(394,281)
Net increase (decrease) in cash and cash equivalents	4,132	(3,522)	14,268
Cash and cash equivalents, beginning of period	18,572	22,094	7,826
Cash and cash equivalents, end of period	$22,704	$18,572	$22,094
Supplemental cash flow information:
Cash interest paid	$155,445	$170,632	$192,938
Income taxes paid (net of income tax refunds)	$4,931	$2,423	$1,843
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B, Class C and Class D preferred unitholders	$18,687	$4,725	$4,725
Accrued capital expenditures	$88,917	$19,121	$12,123
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1—Nature of Operations and Organization

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. At March 31, 2020, our operations included:

•
Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our pipelines.

•
Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. As part of processing water, we are able to aggregate recovered crude oil, also known as skim oil, that was contained in the water and sell the crude oil. We also sell brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. Our activities in the Water Solutions segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.

•
Our Liquids and Refined Products segment conducts marketing operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 28 company-owned terminals, other third party storage and terminal facilities, common carrier pipelines and our extensive fleet of leased railcars. We also provide natural gas liquid and refined product terminaling and storage services at our salt dome storage facility joint venture in Utah and marine exports through our facility located in Chesapeake, Virginia. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment.

Recent Developments

On September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) and associated assets to Trajectory Acquisition Company, LLC (“Trajectory”) for total consideration of $233.8 million, including equity consideration, inventory and net working capital (see Note 18). TPSL made up a significant portion of our former Refined Products and Renewables segment. The divested assets include the following: TPSL Terminaling Services Agreement with TransMontaigne Partners LP, including the exclusive rights to utilize 19 terminals; line space along Colonial and Plantation Pipelines; two wholly-owned refined products terminals in Georgia and multiple third-party throughput agreements; and customer contracts, inventory and other working capital associated with the assets. On January 3, 2020, we completed the sale of our refined products marketing business in the mid-continent region of the United States (“Mid-Con”) to a third-party. On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party. The Partnership had determined that these businesses were no longer core to the Partnership’s strategy. These transactions represent a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to TPSL, Mid-Con and Gas Blending have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows. In addition, the assets and liabilities related to TPSL and certain assets and liabilities, particularly inventory, derivatives and leases, related to Mid-Con and Gas Blending have been classified as held for sale in our March 31, 2019 consolidated balance sheet. See Note 18 for a further discussion of the accounting for these transactions.

On March 30, 2018, we sold a portion of our Retail Propane segment to DCC LPG (“DCC”) for net proceeds of $212.4 million in cash. The Retail Propane businesses subject to this transaction consisted of our operations across the Mid-Continent and Western portions of the United States. On July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior Plus Corp. (“Superior”) for total consideration of $889.8 million in cash. We retained our 50% ownership interest in Victory Propane, LLC (“Victory Propane”), which we subsequently sold on August 14, 2018 (see Note 13). These transactions represented a strategic shift in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to our former Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows. See Note 18 for a further discussion of these transactions.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Depreciation and Amortization

Depreciation and amortization in our consolidated statements of operations includes all depreciation of our property, plant and equipment and amortization of intangible assets other than debt issuance costs, for which the amortization is recorded to interest expense and certain contract-based intangible assets, for which the amortization is recorded to either cost of sales or operating expense.

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

We have certain taxable corporate subsidiaries in the United States and Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2016 to 2019 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We have a deferred tax liability of $56.4 million at March 31, 2020 as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our consolidated balance sheet. The

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the year ended March 31, 2020 was $2.9 million with an effective tax rate of 27.8%.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2020 or 2019.

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

Our accounts receivable consists of the following at the dates indicated:

	March 31, 2020			March 31, 2019
Segment	Gross Receivable	Allowance for Doubtful Accounts	Net	Gross Receivable	Allowance for Doubtful Accounts	Net
	(in thousands)
Crude Oil Logistics	$228,432	$—	$228,432	$514,243	$(15)	$514,228
Water Solutions	121,928	(3,711)	118,217	57,526	(3,157)	54,369
Liquids and Refined Products	220,820	(829)	219,991	430,034	(844)	429,190
Corporate and Other	194	—	194	416	—	416
Total	$571,374	$(4,540)	$566,834	$1,002,219	$(4,016)	$998,203

Changes in the allowance for doubtful accounts are as follows for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Allowance for doubtful accounts, beginning of period	$(4,016)	$(3,851)	$(3,604)
Provision for doubtful accounts (1)	(1,202)	(381)	(584)
Write off of uncollectible accounts	678	216	337
Allowance for doubtful accounts, end of period	$(4,540)	$(4,016)	$(3,851)

(1)	The amount for the year ended March 31, 2020 includes $0.2 million assumed in the Hillstone acquisition (see Note 4).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amounts in the tables above do not include accounts receivable or allowance for doubtful accounts related to TPSL, as these amounts have been classified as current assets held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

We did not have any customers that represented over 10% of consolidated revenues for fiscal years 2020, 2019 and 2018.

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

Inventories consist of the following at the dates indicated:

	March 31,
	2020	2019
	(in thousands)
Crude oil	$18,201	$51,359
Propane	25,163	33,478
Butane	9,619	15,294
Diesel	2,414	9,186
Ethanol	1,834	14,650
Biodiesel	8,195	4,679
Other	4,208	7,482
Total	$69,634	$136,128

Amounts in the table above do not include inventory related to Mid-Con, Gas Blending and TPSL, as these amounts have been classified as current assets held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our investments in unconsolidated entities consist of the following at the dates indicated:

		Ownership		March 31,
Entity	Segment	Interest (1)	Date Acquired	2020	2019
				(in thousands)
Water services and land company (2)	Water Solutions	50%	November 2019	$16,607	$—
Water services and land company (3)	Water Solutions	50%	November 2019	2,092	—
Water services and land company (4)	Water Solutions	10%	November 2019	3,384	—
Aircraft company (5)	Corporate and Other	50%	June 2019	447	—
Water services company (6)	Water Solutions	50%	August 2018	449	920
Natural gas liquids terminal company (7)	Liquids and Refined Products	50%	March 2019	203	207
Total				$23,182	$1,127

(1)	Ownership interest percentages are at March 31, 2020.

(2)
This is an investment that we acquired as part of an acquisition in November 2019 (see Note 4), and represents certain membership interests in a limited liability company and are related to specific land operations.

(3)
This is an investment that we acquired as part of an acquisition in November 2019 (see Note 4), and represents certain membership interests in a limited liability company and are related to specific land operations.

(4)
This is an investment that we acquired as part of an acquisition in November 2019 (see Note 4), and represents certain membership interests in a limited liability company and are related to specific water services operations.

(5)	This is an investment with a related party. See Note 13 for a further discussion.

(6)	This is an investment that we acquired as part of an acquisition in August 2018.

(7)	This is an investment that we acquired as part of an acquisition in March 2019.

Combined summarized financial information for all of our unconsolidated entities is as follows for the dates and periods indicated. This information includes 100% of the activity of our unconsolidated entities and not just our ownership interest.

Balance sheets:

	March 31,
	2020	2019
	(in thousands)
Current assets	$25,065	$1,328
Noncurrent assets	$106,090	$519
Current liabilities	$6,659	$178
Noncurrent liabilities	$3,469	$—

Statements of operations:

	March 31,
	2020	2019	2018
	(in thousands)
Revenues	$16,115	$21,036	$182,820
Cost of sales	$5,945	$9,919	$114,890
Net income	$3,958	$5,506	$26,438

At March 31, 2020, cumulative equity earnings and cumulative distributions of our unconsolidated entities since they were acquired were $3.2 million and $3.4 million, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2020	2019
	(in thousands)
Loans receivable (1)	$5,374	$19,474
Line fill (2)	25,763	33,437
Minimum shipping fees - pipeline commitments (3)	17,443	23,494
Other	14,557	37,452
Total	$63,137	$113,857

(1)
Represents the noncurrent portion of a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility (the “Facility”) that is utilized by a third party. As of March 31, 2020, we are owed a total of $26.7 million under this loan receivable, of which approximately $24.2 million is recorded within prepaid expenses and other current assets in our consolidated balance sheet. Our loan receivable is secured by a lien on the Facility. The third party filed for Chapter 11 bankruptcy in July 2019. For a further discussion, see Note 17. The remaining amount represents the noncurrent portion of a loan receivable with Victory Propane.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2020, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. During the three months ended March 31, 2020, we recorded an impairment of $7.7 million primarily due to adjusting the cost basis of pipeline line fill to the market price of propane as of March 31, 2020. At March 31, 2019, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for one contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). As of March 31, 2019, the deficiency credit was $23.5 million. In October 2019, we extended our commitment with this crude oil pipeline operator and this extension allows us an additional 5.0 years to recapture the minimum shipping deficiency fees (see Note 9). As of March 31, 2020, the deficiency credit was $21.7 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our consolidated balance sheet.

Amounts in the table above do not include other noncurrent assets related to TPSL, as these amounts have been classified as noncurrent assets held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$29,990	$19,312
Excise and other tax liabilities	9,941	10,481
Derivative liabilities	17,777	4,960
Accrued interest	39,803	24,882
Product exchange liabilities	1,687	5,945
Gavilon legal matter settlement (Note 9)	—	12,500
Contingent consideration liability (Note 4)	102,419	—
Other	30,445	29,679
Total	$232,062	$107,759

Amounts in the table above do not include accrued expenses and other payables related to TPSL and Mid-Con and Gas Blending derivative liabilities, as these amounts have been classified as current liabilities held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including customer relationships, customer commitments, pipeline capacity rights, rights-of-way and easements, water rights, executory contracts and other agreements, covenants not to compete, and trade names. In addition, we capitalize certain debt issuance costs associated with the Revolving Credit Facility (as defined herein). We amortize the majority of our intangible assets on a straight-line basis over the estimated useful lives of the assets (see Note 7). We amortize debt issuance costs over the terms of the related debt using a method that approximates the effective interest method.

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Business combinations are accounted for using the “acquisition method” (see Note 4). We expect that all of our goodwill at March 31, 2020 is deductible for federal income tax purposes.

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

Product Exchanges

Quantities of products receivable or returnable under exchange agreements are reported within prepaid expenses and other current assets and within accrued expenses and other payables in our consolidated balance sheets. We estimate the value

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

of product exchange assets and liabilities based on the weighted-average cost basis of the inventory we have delivered or will deliver on the exchange, plus or minus location differentials. Product exchanges related to TPSL have been classified as current assets and current liabilities held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and any distributions that are paid. Noncontrolling interests are reported as a component of equity, unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in our consolidated balance sheet. The redeemable noncontrolling interest is adjusted at each balance sheet date to its maximum redemption value if the amount is greater than the carrying value. During the year ended March 31, 2019, the redeemable noncontrolling interest of $12.8 million was included in the sale of our former Retail Propane segment (see Note 18).

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

Also, as discussed in Note 4, we made certain adjustments during the year ended March 31, 2020 to our estimates of the acquisition date fair values of the assets acquired and liabilities assumed in business combinations that occurred during the year ended March 31, 2019.

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income, or cash flows.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses.” The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected, which would include accounts receivable. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. We adopted ASU No. 2016-13 on April 1, 2020 and $1.1 million will be recognized as a cumulative effect adjustment in the beginning balance of our retained earnings as a result of our implementation of this new guidance.

In February 2016, the FASB issued ASC 842, “Leases.” This ASU replaced previous lease accounting guidance in GAAP. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. It also retains a distinction between finance leases and operating leases. For lessors, the new accounting model remains largely the same, although some changes have been made to align it with the new lessee model and the ASC 606 revenue recognition guidance. We adopted ASC 842 effective April 1, 2019 using the modified retrospective method, with no adjustment to comparative period information, which remains reported under ASC 840, and no cumulative effect adjustment to equity. See Note 16 for a further discussion of the impact of adoption of ASC 842 to our consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3—(Loss) Income Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
Weighted average common units outstanding during the period:
Common units - Basic	127,411,908	123,017,064	120,991,340
Common units - Diluted	127,411,908	123,017,064	120,991,340

For the years ended March 31, 2020, 2019 and 2018 all potential common units or convertible securities were considered antidilutive.

Our (loss) income per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands, except unit and per unit amounts)
Loss from continuing operations	$(180,545)	$(79,455)	$(22,477)
Less: Continuing operations loss (income) attributable to noncontrolling interests	1,773	20,206	(240)
Net loss from continuing operations attributable to NGL Energy Partners LP	(178,772)	(59,249)	(22,717)
Less: Distributions to preferred unitholders (1)	(188,734)	(111,936)	(59,697)
Less: Continuing operations net loss (income) allocated to general partner (2)	260	32	(53)
Less: Repurchase of warrants (3)	—	—	(349)
Net loss from continuing operations allocated to common unitholders	$(367,246)	$(171,153)	$(82,816)

(Loss) income from discontinued operations, net of tax	$(218,235)	$418,850	$(47,128)
Less: Discontinued operations loss (income) attributable to redeemable noncontrolling interests	—	446	(1,030)
Less: Discontinued operations net loss (income) allocated to general partner (2)	218	(419)	48
Net (loss) income from discontinued operations allocated to common unitholders	$(218,017)	$418,877	$(48,110)

Net (loss) income allocated to common unitholders	$(585,263)	$247,724	$(130,926)

Basic (loss) income per common unit
Loss from continuing operations	$(2.88)	$(1.39)	$(0.68)
(Loss) income from discontinued operations, net of tax	$(1.71)	$3.41	$(0.40)
Net (loss) income	$(4.59)	$2.01	$(1.08)
Diluted (loss) income per common unit
Loss from continuing operations	$(2.88)	$(1.39)	$(0.68)
(Loss) income from discontinued operations, net of tax	$(1.71)	$3.41	$(0.40)
Net (loss) income	$(4.59)	$2.01	$(1.08)
Basic weighted average common units outstanding	127,411,908	123,017,064	120,991,340
Diluted weighted average common units outstanding	127,411,908	123,017,064	120,991,340

(1)
This amount includes distributions to preferred unitholders, the final accretion for the beneficial conversion of the Class A Preferred Units (as defined herein) and the excess of the Class A Preferred Units repurchase price over the carrying value of the units, as discussed further in Note 10.

(2)	Net loss (income) allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

(3)	This amount represents the excess of the repurchase price over the fair value of the warrants, as discussed further in Note 10.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4—Acquisitions

The following summarizes our business combinations and acquisitions of assets during the year ended March 31, 2020:

Business Combinations

Hillstone Acquisition

On October 31, 2019, we acquired all of the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) for $642.5 million, subject to certain adjustments. Hillstone provides water pipeline and disposal infrastructure solutions to producers with a core operational focus in the state line area of southern Eddy and Lea Counties, New Mexico and northern Loving County, Texas in the Delaware Basin. Hillstone has a fully interconnected produced water pipeline transportation and disposal system, which consists of 19 saltwater disposal wells, representing approximately 580,000 barrels per day of permitted disposal capacity, and approximately 70 miles of a newly-built network of water pipelines, with approximately 680,000 barrels per day of transportation capacity. Hillstone also has an additional 22 permits to develop another 660,000 barrels per day of disposal capacity.

As part of this acquisition, we recorded contract and customer relationship intangible assets related to multiple long-term agreements, including acreage dedications and minimum volume commitments. We estimated the value of these intangible assets using the income approach, which uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination. The following table summarizes the preliminary estimates of the fair values as of the acquisition date for the assets acquired and liabilities assumed (in thousands):

Current assets	$32,972
Property, plant and equipment	169,043
Goodwill	50,233
Intangible assets	446,000
Investments in unconsolidated entities	359
Operating lease right-of-use assets	3,090
Other noncurrent assets	811
Assets held for sale	5,100
Current liabilities	(15,238)
Operating lease obligations	(3,090)
Other noncurrent liabilities	(1,448)
Deferred tax liability	(44,533)
Liabilities held for sale	(786)
Fair value of net assets acquired	$642,513

As of March 31, 2020, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the fair values of the property, plant and equipment and intangible assets, (ii) finalize the calculation of the deferred tax liability and (iii) finalize working capital items.

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

The operations of these water solutions facilities have been included in our consolidated statement of operations since their acquisition date. Our consolidated statement of operations for the year ended March 31, 2020 includes revenues of $37.9 million and operating income of $5.4 million that were generated by the operations of these water solutions facilities. We

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

incurred $12.3 million of transaction costs related to this acquisition during the year ended March 31, 2020, which is recorded within general and administrative expenses in our consolidated statement of operations. In addition, on December 31, 2019, the Partnership sold its interest in the unconsolidated entity acquired as part of this transaction.

Mesquite Acquisition

On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) (including 34 saltwater disposal wells and approximately 175 miles of pipelines). The purchase price was comprised of (i) $592.5 million in cash, (ii) the issuance of $102.8 million of our Class B Preferred Units (as defined herein) and (iii) additional cash payments of $200.0 million to be paid in two deferred installments contingent on the average daily volume of water processed utilizing the assets being acquired. The assets consist of a fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas. The vast majority of volumes on Mesquite’s system are contracted under long-term acreage dedications and minimum volume commitments.

To determine our preliminary purchase price of $885.3 million, we included the fair value of the deferred payments at the date of acquisition of $190.0 million, to the sum of the cash paid and the value of the preferred units issued. During the three months ended December 31, 2019, the volume of produced water processed utilizing the assets acquired surpassed both thresholds, thus triggering the payment of the full $200.0 million. The agreement was amended by both parties for the payment to be made in six installments over the next six months. We made the first three installment payments totaling $100.0 million prior to March 31, 2020. The agreement was further amended by both parties for the remaining balance to be paid in accordance with the following schedule: $55.0 million on April 2, 2020, $5.6 million on May 5, 2020, $5.6 million on June 5, 2020, $5.6 million on July 6, 2020, $5.6 million on August 5, 2020, $5.6 million on September 7, 2020, $5.6 million on October 5, 2020, $5.6 million on November 5, 2020 and $5.6 million on December 7, 2020.

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

We are accounting for this transaction as a business combination. As of March 31, 2020, we completed the acquisition accounting for this acquisition. The following table summarizes the final fair values as of the acquisition date for the assets acquired and liabilities assumed (in thousands):

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

The operations of these water solutions facilities have been included in our consolidated statement of operations since their acquisition date. Our consolidated statement of operations for the year ended March 31, 2020 includes revenues of $92.4 million and operating income of $14.4 million that were generated by the operations of these water solutions facilities. We incurred $6.1 million of transaction costs related to this acquisition during the year ended March 31, 2020, which is recorded within general and administrative expenses in our consolidated statement of operations.

Saltwater Disposal Facility Acquisition

During the year ended March 31, 2020, we acquired one saltwater disposal facility (including three saltwater disposal wells) in Eddy County, New Mexico for total consideration of approximately $53.0 million.

As part of this acquisition, we recorded customer relationship, favorable contract, non-compete agreement and right-of way intangible assets. We estimated the value of these intangible assets using the income approach, which uses valuation

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

The agreement for this acquisition contemplates post-closing payments for certain working capital items. We are accounting for this transaction as a business combination. As of March 31, 2020, we completed the acquisition accounting for this acquisition. The following table summarizes the final fair values as of the acquisition date for the assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$27,243
Goodwill	1,982
Intangible assets	24,201
Other noncurrent liabilities	(426)
Fair value of net assets acquired	$53,000

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

The operations of these water solutions facilities have been included in our consolidated statement of operations since their acquisition date. Our consolidated statement of operations for the year ended March 31, 2020 includes revenues of $6.4 million and operating income of $2.1 million that were generated by the operations of these water solutions facilities. We incurred less than $0.1 million of transaction costs related to this acquisition during the year ended March 31, 2020, which is recorded within general and administrative expenses in our consolidated statement of operations.

Propane Terminal Acquisition

On January 31, 2020, we completed the acquisition of a propane terminal located in West Point, Virginia, from Quarles Petroleum, Incorporated for total consideration of approximately $5.6 million.

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

As of March 31, 2020, we completed the acquisition accounting for this acquisition. As of the acquisition date, we recorded $2.6 million to property, plant and equipment, $2.2 million to intangible assets and $0.7 million to goodwill as the final fair values for the assets acquired.

Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill represents a premium paid to expand the number of our propane terminals in an area currently serviced by us, thereby enhancing our competitive position as a provider of services in this area. We expect that all of the goodwill will be deductible for federal income tax purposes.

The operations of this propane terminal have been included in our consolidated statement of operations since its acquisition date. Our consolidated statement of operations for the year ended March 31, 2020 includes revenues (including intercompany transactions) of $0.1 million and operating income of $0.1 million that were generated by the operations of this propane terminal. We incurred less than $0.1 million of transaction costs related to this acquisition during the year ended March 31, 2020. These amounts are recorded within general and administrative expenses in our consolidated statement of operations.

Acquisitions of Assets

On November 7, 2019, we acquired the exclusive rights to use certain land in Lea County, New Mexico, for produced and treated water operations from one entity, certain membership interests (see Note 2) in another entity and other assets. The membership interests are in an entity that owns real property and provides brackish non-potable water services. In addition, we entered into a joint development agreement with the seller and affiliates to build and operate produced, treated and blended water facilities. The total purchase price for this transaction was $56.5 million, of which $36.1 million was allocated to the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

produced and treated water rights (intangible asset), $20.2 million to the membership interests and $0.3 million to net other current and noncurrent assets.

During the year ended March 31, 2020, we also acquired land and two saltwater disposal wells in Pecos County, Texas, for total consideration of $13.0 million, which we are accounting for as an acquisition of assets. The consideration paid for this transaction was allocated primarily to property, plant and equipment.

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

Brackish Non-Potable Water Solutions Facilities

During the three months ended June 30, 2019, we completed the acquisition accounting for four brackish non-potable water facilities (including 16 brackish non-potable water wells). There were no adjustments to the fair value of assets acquired and liabilities assumed during the three months ended June 30, 2019 for this acquisition.

During the six months ended September 30, 2019, we completed the acquisition accounting for a separate brackish non-potable water acquisition. We paid $2.5 million in cash to the sellers during the six months ended September 30, 2019 to complete the settlement of the acquisition. The offset of the cash payment was recorded to goodwill. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the six months ended September 30, 2019.

Natural Gas Liquids Terminal Business

During the year ended March 31, 2020, we completed the acquisition accounting for this transaction and recorded a decrease of $2.7 million to inventories, an increase of $0.3 million to other current assets, an increase of $0.1 million to property, plant and equipment, a decrease of $0.9 million to current liabilities and a decrease of $0.5 million to noncurrent liabilities related to working capital items. Also, due to the receipt of additional information, we recorded an increase of $29.0 million to property, plant and equipment, a decrease of $26.9 million to intangible assets and a decrease of $2.1 million to goodwill. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the year ended March 31, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated			March 31,
Description	Useful Lives			2020	2019
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$314,694	$280,106
Pipeline and related facilities	30	-	40	244,751	243,799
Vehicles and railcars	3	-	25	123,937	124,948
Water treatment facilities and equipment	3	-	30	1,525,859	704,666
Crude oil tanks and related equipment	2	-	30	234,143	225,476
Barges and towboats	5	-	30	125,162	103,735
Information technology equipment	3	-	7	34,261	31,831
Buildings and leasehold improvements	3	-	40	151,690	143,711
Land				91,446	62,379
Tank bottoms and line fill (1)				20,346	20,071
Other	3	-	20	14,627	14,870
Construction in progress				499,707	290,805
				3,380,623	2,246,397
Accumulated depreciation				(529,068)	(417,457)
Net property, plant and equipment				$2,851,555	$1,828,940

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

Amounts in the table above do not include property, plant and equipment and accumulated depreciation related to TPSL, as these amounts have been classified as noncurrent assets held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Depreciation expense	$132,791	$101,515	$99,954
Capitalized interest expense	$650	$482	$182

Amounts in the table above do not include depreciation expense and capitalized interest related to TPSL and our former Retail Propane segment, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 1 and Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Crude Oil Logistics (1)	$36	$3,489	$(3,144)
Water Solutions (2)	22,491	3,067	8,117
Liquids and Refined Products	(30)	993	639
Corporate	—	—	8
Total	$22,497	$7,549	$5,620

(1)
Amount for the year ended March 31, 2018 primarily relates to a gain related to the sale of excess pipe, partially offset by losses from the disposal of certain assets and the write-down of other assets.

(2)
Amount for the year ended March 31, 2020 relates to an impairment charge for inactive saltwater disposal facilities as well as losses from the disposal of certain assets and the write-down of other assets.

Note 6—Goodwill

The following table summarizes changes in goodwill by segment for the periods indicated (in thousands):

	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Total
	(in thousands)
Balances at March 31, 2018	$579,846	$424,465	$166,219	$1,170,530
Acquisitions (Note 4)	—	74,189	20,472	94,661
Disposals (Note 17)	—	(88,515)	—	(88,515)
Impairment	—	—	(66,220)	(66,220)
Balances at March 31, 2019	579,846	410,139	120,471	1,110,456
Revisions to acquisition accounting (Note 4)	—	4,755	(2,103)	2,652
Acquisitions (Note 4)	—	129,764	715	130,479
Impairment	—	(250,000)	—	(250,000)
Balances at March 31, 2020	$579,846	$294,658	$119,083	$993,587

Amounts in the table above do not include goodwill that was allocated to TPSL and Gas Blending as the amounts have been classified as noncurrent assets held for sale within our consolidated balance sheets (see Note 1 and Note 18).

Fiscal Year 2020 Goodwill Impairment Assessment

We performed a qualitative assessment as of January 1, 2020 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of these reporting units was more likely than not greater than the carrying value of the reporting units as of January 1, 2020.

During the month of March 2020, our market capitalization declined significantly driven by current macroeconomic conditions including the collapse of oil prices driven by both the decrease in demand caused by the novel strain of coronavirus (COVID-19) pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulting in expected decreases in future cash flows for certain of our assets. In addition, the uncertainty related to oil demand continues to have a significant impact on the investment and operating plans of our primary customers. Based on these events, we concluded that a triggering event occurred which required us to perform a quantitative impairment test as of March 31, 2020 for our reporting units. We estimated the fair value of our reporting units based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

value. The future cash flows of our reporting units were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for each reporting unit were based on five years of projected cash flows and we applied discount rates and terminal multiples that we believe would be applied by a theoretical market participant in similar market transactions. Based on these tests, we concluded that the fair values of each of our reporting units exceeded their carrying values with the exception of our Water Solutions reporting unit, whose fair value was less than its carrying value by 7.3%.

During the three months ended March 31, 2020, in our Water Solutions reporting unit, we recorded a goodwill impairment charge of $250.0 million within loss (gain) on disposal or impairment of assets, net in our consolidated statement of operations.

Fiscal Year 2019 Goodwill Impairment Assessment

Due to the continued decrease in demand for natural gas liquid storage and the resulting decline in revenues and earnings as compared to actual and projected results, we tested the goodwill within our natural gas liquids salt cavern storage reporting unit (“Sawtooth reporting unit”), which is part of our Liquids and Refined Products segment, for impairment at January 1, 2019. We estimated the fair value of our Sawtooth reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of our Sawtooth reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) expected storage volumes, which are assumed to increase in the coming years due to increased production of natural gas liquids, (ii) expected propane and butane prices, (iii) expected rental fees and (iv) the addition of storing refined products (which we acquired as part of the sale of a portion of the reporting unit (see Note 17). We assumed that commodity prices would be flat through the duration of the model and an average increase of approximately 7% increase in rental fees per year starting in April 2020, and held such prices and fees flat for periods in our model beyond our 2024 fiscal year. For expenses, we assumed an increase consistent with the increase in storage volumes, and maintenance capital was held flat throughout the model. The discount rate used in our discounted cash flow method was a risk adjusted weighted average cost of capital calculated as of January 1, 2019 of approximately 13.1%. The discounted cash flow results indicated that the estimated fair value of our Sawtooth reporting unit was less than its carrying value by approximately 35.2% at January 1, 2019.

During the three months ended March 31, 2019, we recorded a goodwill impairment charge of $66.2 million, which was a write-off of the remaining goodwill within the Sawtooth reporting unit. The goodwill impairment charge was recorded within loss (gain) on disposal or impairment of assets, net in our consolidated statement of operations.

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

Fiscal Year 2018 Goodwill Impairment Assessment

Due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods, we tested the goodwill within our Sawtooth reporting unit, which is part of our Liquids and Refined Products segment, for impairment at September 30, 2017. We estimated the fair value of our Sawtooth reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of our Sawtooth reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) expected storage volumes, which are assumed to increase in the coming years due to increased production of natural gas liquids, (ii) expected propane and butane prices and (iii) expected rental fees. We assumed a 2% per year increase in commodity prices and a 4% increase in rental fees per year starting in April 2018, and held such prices and fees flat for periods in our model beyond our 2023 fiscal year. For expenses, we assumed an increase consistent with the increase in storage volumes, and maintenance capital was held flat throughout the model. The discount rate used in our discounted cash flow method was a risk adjusted weighted average cost of capital calculated as of September 30, 2017 of 12%. The discounted cash

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

flow results indicated that the estimated fair value of our Sawtooth reporting unit was less than its carrying value by approximately 32% at September 30, 2017.

During the three months ended September 30, 2017, we recorded a goodwill impairment charge of $116.9 million, which was recorded within loss (gain) on disposal or impairment of assets, net in our consolidated statement of operations. At September 30, 2017, our Sawtooth reporting unit had a goodwill balance of $66.2 million.

In Note 17, we discuss a transaction in which we formed a joint venture which included our Sawtooth salt dome storage facility. As a result of this transaction, we tested the goodwill of our Sawtooth reporting unit, immediately prior to the closing of this transaction, for impairment. As of March 30, 2018, our Sawtooth reporting unit had a goodwill balance of $66.2 million. Similar to the analysis we performed as of September 30, 2017, as discussed above, we estimated the fair value of our Sawtooth reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of our Sawtooth reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) expected storage volumes, which are assumed to increase in the coming years due to increased production of natural gas liquids, (ii) expected propane and butane prices and (iii) expected rental fees. We assumed a 2% per year increase in commodity prices and a 4% increase in rental fees per year starting in April 2018, and held such prices and fees flat for periods in our model beyond our 2023 fiscal year. For expenses, we assumed an increase consistent with the increase in storage volumes, and maintenance capital was held flat throughout the model. The discount rate used in our discounted cash flow method was a risk adjusted weighted average cost of capital calculated as of March 30, 2018 of 12.4%. The discounted cash flow results indicated that the estimated fair value of our Sawtooth reporting unit was greater than its carrying value by approximately 2% at March 30, 2018.

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

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				March 31, 2020			March 31, 2019
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$1,435,573	$(445,250)	$990,323	$742,832	$(369,983)	$372,849
Customer commitments	10	-	25	502,000	(111,677)	390,323	310,000	(74,917)	235,083
Pipeline capacity rights	30			7,799	(1,647)	6,152	7,799	(1,387)	6,412
Rights-of-way and easements	1	-	45	89,476	(6,506)	82,970	73,409	(4,509)	68,900
Water rights	13	-	30	100,937	(8,441)	92,496	64,868	(3,018)	61,850
Executory contracts and other agreements	5	-	30	48,570	(18,210)	30,360	47,230	(17,212)	30,018
Non-compete agreements	2	-	24	12,723	(4,735)	7,988	12,723	(2,570)	10,153
Debt issuance costs (1)	3	-	5	44,051	(34,983)	9,068	42,345	(29,521)	12,824
Total amortizable				2,241,129	(631,449)	1,609,680	1,301,206	(503,117)	798,089
Non-amortizable:
Trade names				2,800	—	2,800	2,800	—	2,800
Total				$2,243,929	$(631,449)	$1,612,480	$1,304,006	$(503,117)	$800,889

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein). Debt issuance costs related to fixed-rate notes and Term Credit Agreement (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

Amounts in the table above do not include intangible assets and accumulated amortization related to TPSL, as these amounts have been classified as noncurrent assets held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The weighted-average remaining amortization period for intangible assets is approximately 18.8 years.

Write off of Intangible Assets

During the year ended March 31, 2018, we wrote off $1.8 million related to the non-compete agreement which was terminated as part of our acquisition of the remaining interest in NGL Solids Solutions, LLC.

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2020	2019	2018
	(in thousands)
Depreciation and amortization	$132,521	$110,458	$108,444
Cost of sales	349	486	966
Interest expense	5,462	4,928	4,568
Operating expenses	286	—	—
Total	$138,618	$115,872	$113,978

Amounts in the table above do not include amortization expense related to TPSL and our former Retail Propane segment, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 1 and Note 18).

Expected amortization of our intangible assets is as follows (in thousands):

Year Ending March 31,
2021	$144,367
2022	131,171
2023	122,751
2024	116,549
2025	100,320
Thereafter	994,522
Total	$1,609,680

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2020			March 31, 2019
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$1,120,000	$—	$1,120,000	$275,000	$—	$275,000
Working capital borrowings	350,000	—	350,000	896,000	—	896,000
Senior unsecured notes:
7.500% Notes due 2023 ("2023 Notes")	607,323	(5,405)	601,918	607,323	(6,916)	600,407
6.125% Notes due 2025 ("2025 Notes")	387,320	(4,217)	383,103	389,135	(5,092)	384,043
7.500% Notes due 2026 ("2026 Notes")	450,000	(6,975)	443,025	—	—	—
Term credit agreement	250,000	(3,198)	246,802	—	—	—
Other long-term debt	4,683	—	4,683	5,331	—	5,331
	3,169,326	(19,795)	3,149,531	2,172,789	(12,008)	2,160,781
Less: Current maturities	4,683	—	4,683	648	—	648
Long-term debt	$3,164,643	$(19,795)	$3,144,848	$2,172,141	$(12,008)	$2,160,133

(1)	Debt issuance costs related to the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to long-term debt in the table above was $5.4 million, $4.3 million and $6.1 million during the years ended March 31, 2020, 2019 and 2018.

Expected amortization of debt issuance costs is as follows (in thousands):

Year Ending March 31,
2021	$5,206
2022	3,983
2023	3,983
2024	3,359
2025	2,061
Thereafter	1,203
Total	$19,795

Credit Agreement

We are a party to a credit agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement provides up to $1.915 billion in aggregate commitments and consists of a revolving credit facility to fund working capital needs, which had a capacity of $641.5 million for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $1.273 billion (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”) at March 31, 2020. We had letters of credit of $65.8 million on the Working Capital Facility at March 31, 2020. The capacity under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement) which is calculated based on the value of certain working capital items at any point in time.

On April 27, 2020, we amended our Credit Agreement to reallocate availability between the two revolving credit facilities. We reduced the capacity of the Working Capital Facility to $350.0 million and increased the Expansion Capital Facility to $1.565 billion. This change was due to reduced working capital borrowing needs going forward due to the sale of the TPSL, Mid-Con and Gas Blending refined products businesses.

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

At March 31, 2020, the borrowings under the Credit Agreement had a weighted average interest rate of 3.36%, calculated as the weighted average LIBOR rate of 0.85% plus a margin of 2.50% for LIBOR borrowings and the prime rate of 3.25% plus a margin of 1.50% on alternate base rate borrowings. At March 31, 2020, the interest rate in effect on letters of credit was 2.50%. Commitment fees are charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

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

The following table summarizes the debt covenant levels specified in the Credit Agreement as of March 31, 2020 (as amended):

	Senior Secured	Interest	Total Leverage
Period Beginning	Leverage Ratio (1)	Coverage Ratio (2)	Indebtedness Ratio (1)
March 31, 2020	3.50	2.50	5.75
June 30, 2020 and thereafter	3.50	2.50	5.50

(1)	Represents the maximum ratio for the period presented.

(2)	Represents the minimum ratio for the period presented.

At March 31, 2020, our senior secured leverage ratio was approximately 2.56 to 1, our interest coverage ratio was approximately 3.98 to 1 and our total leverage indebtedness ratio was approximately 4.86 to 1.

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

We were in compliance with the covenants under the Credit Agreement at March 31, 2020.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

On October 24, 2016, we issued $700.0 million of 7.50% 2023 Notes. Interest is payable on May 1 and November 1 of each year. The registration of the 2023 Notes became effective on July 11, 2017. The 2023 Notes mature on November 1, 2023.

On February 22, 2017, we issued $500.0 million of 6.125% 2025 Notes. Interest is payable on March 1 and September 1 of each year. The registration of the 2025 Notes became effective on July 11, 2017. The 2025 Notes mature on March 1, 2025.

On April 9, 2019, we issued $450.0 million of 7.50% 2026 Notes in a private placement. The 2026 Notes bear interest, which is payable on April 15 and October 15 of each year, beginning on October 15, 2019. We received net proceeds of $442.1 million, after the initial purchasers’ discount of $6.8 million and offering costs of $1.1 million. The 2026 Notes mature on April 15, 2026.

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

In connection with the issuance of the 2026 Notes, we entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) so that holders can exchange the 2026 Notes for registered notes that have substantially identical terms as the 2026 Notes and evidence the same indebtedness of the 2026 Notes. In addition, the subsidiary guarantors agreed to exchange the guarantee related to the 2026 Notes for a registered guarantee having substantially the same terms as the original guarantee. We filed a registration statement with the SEC for the 2026 Notes, and the related guarantees, which became effective on January 22, 2020 and 100% of the 2026 Notes were exchanged on February 21, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

(1)
On March 15, 2019, we redeemed all of the remaining outstanding 2019 Notes. Loss on the early extinguishment of debt for the 2019 Notes during the year ended March 31, 2019 is inclusive of the write off of debt issuance costs of $0.4 million. The loss is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

(2)
On October 16, 2018, we redeemed all of the remaining outstanding 2021 Notes. Loss on the early extinguishment of debt for the 2021 Notes during the year ended March 31, 2019 is inclusive of the write off of debt issuance costs of $3.8 million. The loss is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
2019 Notes
Notes repurchased	$—	$25,419	$26,034
Cash paid (excluding payments of accrued interest)	$—	$25,406	$26,002
Loss on early extinguishment of debt (1)	$—	$(34)	$(140)

2023 Notes
Notes repurchased	$—	$8,624	$84,053
Cash paid (excluding payments of accrued interest)	$—	$8,575	$83,967
Loss on early extinguishment of debt (2)	$—	$(63)	$(1,136)

2025 Notes
Notes repurchased	$1,815	$—	$110,865
Cash paid (excluding payments of accrued interest)	$454	$—	$107,050
Gain on early extinguishment of debt (3)	$1,341	$—	$2,046

(1)
Loss on early extinguishment of debt for the 2019 Notes during the years ended March 31, 2019 and 2018 is inclusive of the write off of debt issuance costs of less than $0.1 million and $0.2 million, respectively. The loss is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

(2)
Loss on early extinguishment of debt for the 2023 Notes during the years ended March 31, 2019 and 2018 is inclusive of the write off of debt issuance costs of $0.1 million and $1.2 million, respectively. The loss is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

(3)
Gain on early extinguishment of debt for the 2025 Notes during the years ended March 31, 2020 and 2018 is inclusive of the write off of debt issuance costs of less than $0.1 million and $1.8 million, respectively. The gain is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Compliance

At March 31, 2020, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

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

All borrowings under the Term Credit Agreement bear interest, at either (a) an alternate base rate plus (i) during the first three-month period after the Closing Date, margin equal to the applicable margin for alternate base rate loans calculated under our existing revolving credit facility, (ii) 2.00% per annum for the second three-month period after the Closing Date, (iii) 2.25% per annum for the third three-month period after the Closing Date, (iv) 2.50% per annum for the fourth three-month period after the Closing Date, and (v) thereafter, the rate per year such that the alternate base rate equals a rate of interest agreed to between us and the administrative agent, or (b) an adjusted LIBOR rate plus (i) during the first three-month period after the Closing Date, margin equal to the applicable margin for LIBOR rate loans calculated under our existing revolving credit facility, (ii) 3.00% per annum for the second three-month period after the Closing Date, (iii) 3.25% per annum for the third three-month period after the Closing Date, (iv) 3.50% per annum for the fourth three-month period after the Closing Date, and (v) thereafter, such rate per annum such that the adjusted LIBOR rate equals a rate of interest agreed to between us and the administrative agent. At March 31, 2020, the borrowings under the Term Credit Agreement had an interest rate of 4.05% calculated as the LIBOR rate of 0.80% plus a margin of 3.25%.

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

(1)
Loss on the early extinguishment of debt for the Senior Secured Notes during the year ended March 31, 2018 is inclusive of the write off of debt issuance costs of $4.3 million. The loss is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

Prior to the December 29, 2017 repurchase of all the remaining outstanding Senior Secured Notes, we made a semi-annual principal installment payment of $19.5 million on December 19, 2017.

Sawtooth Credit Agreement

On November 27, 2019, Sawtooth Caverns LLC (“Sawtooth”), a joint venture in which we own approximately a 71.5% interest, entered into a credit agreement with Zions Bancorporation (doing business as “Amegy Bank”). The Sawtooth credit agreement has a capacity of $20.0 million. The commitments under the Sawtooth credit agreement expire on November 27, 2022. At March 31, 2020, no amounts had been borrowed under the Sawtooth credit agreement. Commitment fees are charged at a rate of 0.50% on any unused capacity.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $4.7 million at March 31, 2020.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2020:

Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Term Credit Agreement	Other Long-Term Debt	Total

2021	$—	$—	$—	$4,683	$4,683
2022	1,470,000	—	—	—	1,470,000
2023	—	—	—	—	—
2024	—	607,323	—	—	607,323
2025	—	387,320	250,000	—	637,320
Thereafter	—	450,000	—	—	450,000
Total	$1,470,000	$1,444,643	$250,000	$4,683	$3,169,326

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On December 23, 2019, the trial court issued an Order certifying for immediate review by the appellate court the issue of whether the types of damages awarded by the jury are legally supportable since it was also determined by the Court that there was no contract between the parties. On January 7, 2020, the Supreme Court of Delaware entered an Order expanding the issues to be reviewed on appeal to include the additional issues raised by the NGL parties’ application - namely, whether the December 5th Order correctly set aside the jury’s $4.0 million quantum meruit award, whether certain jury instructions were correct and whether the evidence presented at trial supported the claims asserted by LCT. The Supreme Court consolidated the appeal proceedings for judicial efficiency; and set a briefing cycle for the parties whereby the appeal-related materials will likely be fully submitted by both parties by the Summer of 2020. It is our position that the awards, even if they each stand, are not cumulative. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the Board of Directors once all information is available to it and after the post-trial and any appellate process has run its course and the verdict is final as a matter of law. Because the Partnership is a named defendant in the suit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million. As of March 31, 2020, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At March 31, 2020, we have an environmental liability, measured on an undiscounted basis, of $2.0 million, which is recorded within accrued expenses and other payables in our consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

In 2015, as previously disclosed, the United States Environmental Protection Agency (“EPA”) informed NGL Crude Logistics, LLC, formerly known as Gavilon, LLC (“Gavilon Energy”), of alleged violations that occurred in 2011 by Gavilon Energy of the Clean Air Act’s renewable fuel standards regulations (prior to its acquisition by us in December 2013). On October 4, 2016, the United States Department of Justice, acting at the request of the EPA, filed a civil complaint in the Northern District of Iowa against Gavilon Energy and one of its then suppliers, Western Dubuque Biodiesel LLC (“Western Dubuque”). Consistent with the earlier allegations by the EPA, the civil complaint related to transactions between Gavilon Energy and Western Dubuque and the generation of biodiesel renewable identification numbers (“RINs”) sold by Western Dubuque to Gavilon Energy in 2011. On December 19, 2016, we filed a motion to dismiss the complaint. On January 9, 2017, the EPA filed an amended complaint. The amended complaint seeks an order declaring Western Dubuque’s RINs invalid and requiring the defendants to retire an equivalent number of valid RINs and that the defendants pay statutory civil penalties. On January 23, 2017, we filed a motion to dismiss the amended complaint. On May 24, 2017, the court denied our motion to dismiss. Subsequently, the EPA filed a second amended complaint seeking an order declaring Western Dubuque’s RINs invalid, an order requiring us to retire an equivalent number of valid RINs and an award against us of statutory civil penalties. In May 2018, the parties completed briefing on cross-motions for summary judgment concerning liability issues in the case. On July 3, 2018, the Court denied our summary judgment motion and largely granted the plaintiff’s two summary judgment motions on liability. On July 19, 2018, Gavilon Energy reached an agreement in principle with the EPA regarding the terms of a settlement of the case, which was memorialized in a consent decree lodged to the Court on September 27, 2018. Such terms will result in Gavilon Energy paying cash of $25.0 million and retiring 36 million RINs, over a twelve-month period. The consent decree was approved by the Court on November 8, 2018. The consent decree resolves all matters between Gavilon Energy and the EPA in connection with the above-described complaint. During the year ended March 31, 2019, we

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

paid the EPA $12.5 million and retired all 36 million RINs. During the year ended March 31, 2020, we paid the final EPA settlement amount of $12.5 million.

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

Balance at March 31, 2018	$9,133
Liabilities incurred	586
Liabilities assumed in acquisitions	438
Liabilities associated with disposed assets (1)	(585)
Liabilities settled	(546)
Accretion expense	697
Balance at March 31, 2019	9,723
Liabilities incurred	1,643
Liabilities assumed in acquisitions	6,642
Liabilities settled	(658)
Accretion expense	1,066
Balance at March 31, 2020	$18,416

(1)	This amount primarily relates to the sales of our Bakken and South Pecos water disposal businesses (see Note 17).

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at March 31, 2020 (in thousands):

Year Ending March 31,
2021	$13,136
2022	10,375
2023	4,521
2024	4,521
2025	172
Thereafter	525
Total	$33,250

As part of the Hillstone acquisition discussed in Note 4, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the year ended March 31, 2020, we recorded $0.8 million within operating expense in our consolidated statement of operations. At March 31, 2020, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $8.9 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Pipeline Capacity Agreements

We have noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on the pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have an asset recorded in prepaid expenses and other current assets and in other noncurrent assets in our consolidated balance sheet for minimum shipping fees paid in both the current and previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2). In September 2019, we extended our commitment with one pipeline operator through March 31, 2025 and in October 2019, we extended our commitment with another pipeline operator through October 31, 2024. Both extensions are backed by long-term purchase agreements. The extension with the second operator also allows us an additional 5.0 years, as of March 31, 2020, to recapture the minimum shipping deficiency fees discussed above.

The following table summarizes future minimum throughput payments under these agreements at March 31, 2020 (in thousands):

Year Ending March 31,
2021	$35,314
2022	35,314
2023	35,314
2024	35,410
2025	30,897
Total	$172,249

Construction Commitments

At March 31, 2020, we had construction commitments of $5.1 million.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At March 31, 2020, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2021	$52,420	2,134	$10,142	23,994
2022	—	—	2,495	5,766
Total	$52,420	2,134	$12,637	29,760

Index-Price Commodity Purchase Commitments:
2021	$522,123	23,374	$377,992	1,169,741
2022	259,847	8,264	11,636	36,545
2023	191,584	5,482	—	—
2024	150,682	4,110	—	—
Total	$1,124,236	41,230	$389,628	1,206,286

(1)
Our crude oil index-price purchase commitments exceed our crude oil index-price sales commitments (presented below) due primarily to our long-term purchase commitments for crude oil that we purchase and ship on the Grand Mesa Pipeline. As these purchase

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

commitments are deliver-or-pay contracts, whereby our counterparty is required to pay us for any volumes not delivered, we have not entered into corresponding long-term sales contracts for volumes we may not receive.

At March 31, 2020, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2021	$57,073	2,194	$54,176	88,542
2022	—	—	4,472	8,164
2023	—	—	28	36
Total	$57,073	2,194	$58,676	96,742

Index-Price Commodity Sale Commitments:
2021	$325,215	14,120	$278,304	605,250
2022	—	—	723	1,470
Total	$325,215	14,120	$279,027	606,720

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $25.2 million of our prepaid expenses and other current assets and $17.1 million of our accrued expenses and other payables at March 31, 2020.

Note 10—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts or obligations. As of March 31, 2020, we owned 8.69% of our general partner.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and warrants that were exercised for common units during the years ended March 31, 2020, 2019 and 2018, we issued 4,268, 3,039, and 1,294, respectively, notional units to our general partner which represented less than $0.1 million in each of the years, in order to maintain its 0.1% interest in us.

Equity Issuances

On August 24, 2016, we entered into an equity distribution agreement in connection with an at-the-market program (the “ATM Program”) pursuant to which we may issue and sell up to $200.0 million of common units. This ATM Program is registered with the SEC on an effective registration statement on Form S-3. During the year ended March 31, 2017, we sold 3,321,135 common units for net proceeds of $64.4 million (net of offering costs of $0.9 million). We did not sell any common units under the ATM Program during the years ended March 31, 2020, 2019 and 2018. The registration statement applicable to this program expired in July 2019.

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

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan during the year ended March 31, 2020.

Our Distributions

The following table summarizes distributions declared on our common units during the last three fiscal years:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid to Limited Partners	Amount Paid to General Partner
				(in thousands)	(in thousands)
April 24, 2017	May 8, 2017	May 15, 2017	$0.3900	$46,870	$80
July 20, 2017	August 4, 2017	August 14, 2017	$0.3900	$47,460	$81
October 19, 2017	November 6, 2017	November 14, 2017	$0.3900	$47,000	$81
January 23, 2018	February 6, 2018	February 14, 2018	$0.3900	$47,223	$81
April 24, 2018	May 7, 2018	May 15, 2018	$0.3900	$47,374	$82
July 24, 2018	August 8, 2018	August 14, 2018	$0.3900	$47,600	$82
October 23, 2018	November 8, 2018	November 14, 2018	$0.3900	$48,260	$83
January 22, 2019	February 6, 2019	February 14, 2019	$0.3900	$48,373	$83
April 24, 2019	May 7, 2019	May 15, 2019	$0.3900	$49,127	$85
July 23, 2019	August 7, 2019	August 14, 2019	$0.3900	$49,217	$85
October 23, 2019	November 7, 2019	November 14, 2019	$0.3900	$49,936	$86
January 23, 2020	February 7, 2020	February 14, 2020	$0.3900	$50,056	$86
April 27, 2020	May 7, 2020	May 15, 2020	$0.2000	$25,754	$26

Class A Convertible Preferred Units

On April 21, 2016, we entered into a private placement agreement to issue $200 million of 10.75% Class A Convertible Preferred Units (“Class A Preferred Units”) to Oaktree Capital Management L.P. and its co-investors (“Oaktree”). On June 23, 2016, the private placement agreement was amended to increase the aggregate principal amount from $200 million to $240 million. We received net proceeds of $235.0 million (net of offering costs of $5.0 million) in connection with the issuance of 19,942,169 Class A Preferred Units and 4,375,112 warrants, which have an exercise price of $0.01. As noted below, the remaining Class A Preferred Units were redeemed and all remaining warrants were exercised during the year ended March 31, 2020.

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

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. We recorded the accretion attributable to the beneficial conversion feature as a deemed distribution. Accretion for the beneficial conversion feature was $36.5 million, $67.2 million and $18.8 million for the years ended March 31, 2020, 2019 and 2018, respectively.

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

On May 11, 2019, we redeemed the remaining 12,473,191 outstanding Class A Preferred Units. The applicable Class A redemption price was $13.2385 per Class A Preferred Unit, calculated at 110% of $12.035 (the Class A Preferred Unit price), plus accrued but unpaid and accumulated distributions of $0.1437. The amount per Class A Preferred Unit paid to each Class A preferred unitholder was $13.3822, for a total payment of $166.9 million. In addition, we paid the Class A preferred unitholders the distribution declared on April 24, 2019 for the quarter ended March 31, 2019 of $4.0 million, or $0.3234 per unit, which was paid to the holders of the Class A Preferred Units on May 10, 2019.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last three fiscal years:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid to Class B Preferred Unitholders
				(in thousands)
September 18, 2017	September 29, 2017	October 16, 2017	$0.5625	$5,670
December 19, 2017	December 29, 2017	January 15, 2018	$0.5625	$4,725
March 19, 2018	April 2, 2018	April 16, 2018	$0.5625	$4,725
June 19, 2018	July 2, 2018	July 16, 2018	$0.5625	$4,725
September 12, 2018	October 1, 2018	October 15, 2018	$0.5625	$4,725
December 17, 2018	December 31, 2018	January 15, 2019	$0.5625	$4,725
March 15, 2019	April 1, 2019	April 15, 2019	$0.5625	$4,725
June 14, 2019	July 1, 2019	July 15, 2019	$0.5625	$4,725
September 16, 2019	October 1, 2019	October 15, 2019	$0.5625	$7,079
December 16, 2019	December 31, 2019	January 15, 2020	$0.5625	$7,079
March 16, 2020	March 31, 2020	April 15, 2020	$0.5625	$7,079

The distribution amount paid on April 15, 2020 is included in accrued expenses and other payables in our consolidated balance sheet at March 31, 2020.

Class C Preferred Units

On April 2, 2019, we issued 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $42.9 million (net of the underwriters’ discount of $1.4 million and estimated offering costs of $0.7 million).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). The following table summarizes distributions declared on our Class C Preferred Units during the last fiscal year:

				Amount Paid to Class C
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
June 14, 2019	July 1, 2019	July 15, 2019	$0.5949	$1,071
September 16, 2019	October 1, 2019	October 15, 2019	$0.6016	$1,083
December 16, 2019	December 31, 2019	January 15, 2020	$0.6016	$1,083
March 16, 2020	March 31, 2020	April 15, 2020	$0.6016	$1,083

The distribution amount paid on April 15, 2020 is included in accrued expenses and other payables in our consolidated balance sheet at March 31, 2020.

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

The following table summarizes distributions declared on our Class D Preferred Units during the last fiscal year:

				Amount Paid to Class D
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
October 23, 2019	November 7, 2019	November 14, 2019	$11.25	$4,450
January 23, 2020	February 7, 2020	February 14, 2020	$11.25	$6,075
April 27, 2020	May 7, 2020	May 15, 2020	$11.25	$6,868

The distributions paid in cash for the year ended March 31, 2020 of $17.4 million represented 50% of the Class D Preferred Units distribution amount. In accordance with the terms of our Partnership Agreement, the value of each Class D Preferred Unit shall automatically increase by the non-cash accretion, which is approximately $17.4 million in the aggregate with respect to the distributions for the year ended March 31, 2020.

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

Registration Rights Agreement

In connection with the issuance of the Class D Preferred Units, we entered into a registration rights agreement (“Registration Rights Agreement”) with the purchasers of the Class D Preferred Units (“Purchasers”), pursuant to which we are required to prepare and file a registration statement (the “Registration Statement”) within 180 days of the Closing Date, to permit the public resale of (i) the Class D Preferred Units, (ii) the common units issued or issuable upon the exercise of the warrants, (iii) the common units that are issuable pursuant to the terms of the Class D Preferred Units in connection with a redemption of the Class D Preferred Units and (iv) any common units issued in lieu of cash as liquidated damages under the Registration Rights Agreement. The Partnership is also required to use its commercially reasonable efforts to cause the Registration Statement to become effective no later than 360 days after the Closing Date. The Registration Rights Agreement provides that if the Registration Statement is not declared effective on or prior to the Registration Statement Deadline, the Partnership will be liable to the Purchasers for liquidated damages in accordance with a formula, subject to the limitations set forth in the Registration Rights Agreement. Such liquidated damages would be payable in cash, or if payment in cash would breach any covenant or a cause a default under a credit facility or any other debt instrument filed by the Partnership as an exhibit to a periodic report filed with the SEC, then such liquidated damages would be payable in the form of newly issued common units. In addition, the Registration Rights Agreement grants the Purchasers piggyback registration rights. These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties. The Partnership’s registration statement was declared effective by the SEC on February 7, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

On April 1, 2017, we made an accounting policy election to account for actual forfeitures when they occur, rather than estimate forfeitures each period (as previously required). As a result, the cumulative effect adjustment, which represents the differential between the amount of compensation expense previously recorded and the amount that would have been recorded without assuming forfeitures, had no impact on our consolidated financial statements.

The following table summarizes the Service Award activity during the years ended March 31, 2020, 2019 and 2018:

Unvested Service Award units at March 31, 2017	2,708,500
Units granted	1,964,911
Units vested and issued	(2,260,011)
Units forfeited	(134,525)
Unvested Service Award units at March 31, 2018	2,278,875
Units granted	3,141,993
Units vested and issued	(2,833,968)
Units forfeited	(278,500)
Unvested Service Award units at March 31, 2019	2,308,400
Units granted	2,211,431
Units vested and issued	(2,938,481)
Units forfeited	(209,925)
Unvested Service Award units at March 31, 2020	1,371,425

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The weighted-average grant prices for March 31, 2020, 2019 and 2018 were $12.84, $9.74 and $12.44, respectively.

In connection with the vesting of certain restricted units during the year ended March 31, 2020, we canceled 133,634 of the newly-vested common units in satisfaction of $1.6 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

The following table summarizes the scheduled vesting of our unvested Service Award units at March 31, 2020:

Year Ending March 31,
2021	912,700
2022	458,725
Total	1,371,425

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

During the years ended March 31, 2020, 2019 and 2018, we recorded compensation expense related to Service Award units of $8.5 million, $12.0 million and $16.2 million, respectively.

Of the restricted units granted and vested during the years ended March 31, 2020, 2019, and 2018, 1,886,131, 1,922,618 and 59,393 units, respectively, were granted for performance bonuses. The total amount of the bonus payment for the year ended March 31, 2020 was $24.5 million, of which we had accrued $8.7 million as of March 31, 2019. The total amount of the bonus payment for the year ended March 31, 2019 was $22.8 million, of which we had accrued $6.3 million as of March 31, 2018. The total amount of the bonus payment for the year ended March 31, 2018 was $0.7 million.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at March 31, 2020 (in thousands):

Year Ending March 31,
2021	$5,013
2022	1,720
Total	$6,733

Beginning in April 2015, our general partner granted units to certain employees that vest contingent both on the continued service of the recipients through the vesting date and also on the performance of our common units relative to other entities in the Alerian MLP Index (the “Index”) over specified periods of time (the “Performance Awards”). Performance was to be calculated based on the return on our common units (including changes in the market price of the common units and distributions paid during the performance period) relative to the returns on the common units of the other entities in the Index. During the three months ended December 31, 2018, the compensation committee of the board of directors of our general partner terminated the Performance Award plan and all unvested outstanding Performance Award units were canceled. Accordingly, as no replacement awards were granted, all previously unrecognized compensation cost was expensed as of the cancellation date. During the year ended March 31, 2019, we recorded compensation expense related to the cancellation of the Performance Award units of $3.1 million which was recorded within general and administrative expense in our consolidated statement of operations for the year ended March 31, 2019.

The following table summarizes the Performance Award activity during the years ended March 31, 2019 and 2018:

Unvested Performance Award units at March 31, 2017	1,189,000
Units granted	224,000
Units forfeited	(496,000)
Unvested Performance Award units at March 31, 2018	917,000
Units forfeited	(445,500)
Units canceled	(471,500)
Unvested Performance Award units at March 31, 2019	—

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During the July 1, 2015 through June 30, 2018 performance period, the return on our common units was below the return of the 50th percentile of our peer companies in the Index. As a result, no Performance Award units vested on July 1, 2018 and Performance Award units with the July 1, 2018 vesting date are considered to be forfeited.

The fair value of the Performance Awards was estimated using a Monte Carlo simulation at the grant date. The significant inputs used to calculate the fair value of these awards include (i) the price per our common units at the grant date and the beginning of the performance period, (ii) a compounded risk-free interest rate, (iii) our compounded dividend yield, (iv) our historical volatility, (v) the volatility and correlations of our peers and (vi) the remaining performance period. We recorded the expense on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. During the years ended March 31, 2019, and 2018, we recorded compensation expense related to Performance Award units of $4.9 million (including amounts recorded related to the cancellation of the Performance Award plan (see above)) and $5.3 million, respectively.

The number of common units that may be delivered pursuant to awards under the LTIP is limited to 10% of our issued and outstanding common units. The maximum number of common units deliverable under the LTIP automatically increases to 10% of the issued and outstanding common units immediately after each issuance of common units, unless the plan administrator determines to increase the maximum number of units deliverable by a lesser amount. When an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of units, the units subject to such award are again available for new awards under the LTIP. As of March 31, 2020, there are approximately 2.9 million units remaining available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our consolidated balance sheet at the dates indicated:

	March 31, 2020		March 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$64,037	$(2,235)	$3,754	$(1,349)
Level 2 measurements	25,217	(17,635)	8,882	(5,119)
	89,254	(19,870)	12,636	(6,468)

Netting of counterparty contracts (1)	(2,282)	2,282	(1,577)	1,577
Net cash collateral (held) provided	(50,104)	(370)	1,740	(208)
Commodity derivatives	$36,868	$(17,958)	$12,799	$(5,099)

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our consolidated balance sheets at the dates indicated:

	March 31,
	2020	2019
	(in thousands)
Prepaid expenses and other current assets	$36,868	$12,799
Accrued expenses and other payables	(17,777)	(4,960)
Other noncurrent liabilities	(181)	(139)
Net commodity derivative asset	$18,910	$7,700

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2020:
Crude oil fixed-price (1)	April 2020–December 2021	(2,252)	$41,721
Propane fixed-price (1)	April 2020–December 2021	415	(738)
Refined products fixed-price (1)	April 2020–January 2021	(26)	27,401
Other	April 2020–March 2022		1,000
			69,384
Net cash collateral held			(50,474)
Net commodity derivative asset			$18,910

At March 31, 2019:
Crude oil fixed-price (1)	April 2019–December 2020	(1,961)	$979
Propane fixed-price (1)	April 2019–March 2020	198	608
Refined products fixed-price (1)	April 2019–January 2021	(177)	376
Other	April 2019–March 2022		4,205
			6,168
Net cash collateral provided			1,532
Net commodity derivative asset			$7,700

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

The following table summarizes the net gains (losses) recorded from our commodity derivatives to revenues and cost of sales in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2020	$85,941
2019	$10,817
2018	$(41,263)

Amounts in the tables above do not include commodity derivative contract positions related to Mid-Con, Gas Blending and TPSL, as these amounts have been classified as current and noncurrent assets and liabilities held for sale within our March 31, 2019 consolidated balance sheet, and net gains (losses) from our commodity derivatives related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 1 and Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2020, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2020, we had $1.5 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 3.36%.

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At March 31, 2020, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 4.05%.

Fair Value of Fixed-Rate Notes

The following table provides fair values estimates of our fixed-rate notes at March 31, 2020 (in thousands):

Senior Unsecured Notes:
2023 Notes	$212,373
2025 Notes	$122,490
2026 Notes	$156,656

For the Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 12—Segments

As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment, the Chief Operating Decision Maker (CODM) decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment will be aggregated with the former Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the years ended March 31, 2019 and 2018 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31,
	2020	2019	2018 (1)
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$2,383,812	$3,011,355	$2,151,203
Crude oil transportation and other	170,138	148,738	122,786
Non-Topic 606 revenues	13,991	12,598	—
Elimination of intersegment sales	(18,174)	(36,056)	(13,914)
Total Crude Oil Logistics revenues	2,549,767	3,136,635	2,260,075
Water Solutions:
Topic 606 revenues
Disposal service fees	330,877	217,545	149,114
Sale of recovered crude oil	59,445	72,678	58,948
Sale of brackish non-potable water	11,676	2,404	—
Other service revenues	20,061	9,017	21,077
Non-Topic 606 revenues	—	42	—
Total Water Solutions revenues	422,059	301,686	229,139
Liquids and Refined Products:
Topic 606 revenues
Refined products	2,399,642	2,535,243	1,874,260
Propane sales	842,400	1,169,117	1,203,486
Butane sales	562,053	628,063	562,066
Other product sales	484,373	592,889	806,239
Service revenues	37,938	26,655	22,461
Non-Topic 606 revenues	289,713	320,798	—
Elimination of intersegment sales	(4,983)	(23,291)	(4,953)
Total Liquids and Refined Products revenues	4,611,136	5,249,474	4,463,559
Corporate and Other
Non-Topic 606 revenues	1,038	1,362	1,174
Total Corporate and Other revenues	1,038	1,362	1,174
Total revenues	$7,584,000	$8,689,157	$6,953,947

(1)	We adopted ASC 606 as of April 1, 2018. Revenue reported in fiscal year 2018 has not been changed from its previous presentation.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization expense and operating income (loss) by segment for the periods indicated.

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$70,759	$74,245	$80,725
Water Solutions	163,874	108,162	98,623
Liquids and Refined Products	28,279	27,034	26,237
Corporate and Other	13,936	12,233	14,398
Total depreciation and amortization	$276,848	$221,674	$219,983

Operating Income (Loss):
Crude Oil Logistics	$117,768	$(7,379)	$122,904
Water Solutions	(173,064)	210,525	(24,231)
Liquids and Refined Products	142,411	9,288	168,136
Corporate and Other	(90,447)	(85,706)	(79,474)
Total operating (loss) income	$(3,332)	$126,728	$187,335

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions. This information below does not include goodwill by segment.

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Crude Oil Logistics	$28,828	$28,039	$36,762
Water Solutions	2,076,866	567,637	102,261
Liquids and Refined Products	19,753	72,717	25,023
Corporate and Other	7,968	1,819	1,472
Total	$2,133,415	$670,212	$165,518

All of the tables above do not include amounts related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 1 and Note 18).

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	March 31,
	2020	2019
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,567,503	$1,584,636
Water Solutions	3,382,727	1,600,836
Liquids and Refined Products (1)	654,530	528,244
Corporate and Other	33,570	26,569
Total	$5,638,330	$3,740,285

(1)	Includes $25.9 million and $0.5 million of non-US long-lived assets at March 31, 2020 and 2019, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	March 31,
	2020	2019
	(in thousands)
Total assets:
Crude Oil Logistics	$1,886,211	$2,237,612
Water Solutions	3,539,328	1,668,292
Liquids and Refined Products (1)	972,684	1,104,034
Corporate and Other	100,513	77,019
Assets held for sale	—	815,536
Total	$6,498,736	$5,902,493

(1)	Includes $37.8 million and $12.0 million of non-US total assets at March 31, 2020 and 2019, respectively.

The two tables above do not include amounts related to Mid-Con, Gas Blending and TPSL as they have been classified as held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

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

SemGroup Corporation (“SemGroup”) holds ownership interests in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our consolidated statements of operations. In December 2019, Energy Transfer LP (“ET”) acquired SemGroup. During the three months ended December 31, 2019, we reevaluated our related parties and determined that SemGroup/ET no longer meet the criteria to be disclosed as a related party. For the tables below, information disclosed in prior periods have been retained but we have not disclosed any information related to transactions for the six months ended March 31, 2020.

We purchased ethanol from E Energy Adams, LLC, in which we previously held an ownership interest as an equity method investee. We sold our interest in E Energy Adams, LLC on May 3, 2018 (see Note 17). These transactions are reported within cost of sales in our consolidated statements of operations.

The following table summarizes these related party transactions for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Sales to WPX	$48,222	$28,026	$—
Purchases from WPX (1)	$313,578	$329,525	$—
Sales to SemGroup	$458	$1,114	$606
Purchases from SemGroup	$—	$4,395	$5,034
Sales to entities affiliated with management	$8,367	$21,385	$268
Purchases from entities affiliated with management	$3,799	$4,382	$3,870
Sales to equity method investees	$203	$—	$294
Purchases from equity method investees	$2,120	$—	$66,820

(1)	Amount primarily relates to purchases of crude oil under the definitive agreement we signed with WPX, as discussed further below.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Accounts receivable from affiliates consist of the following at the dates indicated:

	March 31,
	2020	2019
	(in thousands)
Receivables from NGL Energy Holdings LLC	$7,781	$7,277
Receivables from WPX	3,563	5,185
Receivables from SemGroup		71
Receivables from entities affiliated with management	151	334
Receivables from equity method investees	1,439	—
Total	$12,934	$12,867

Accounts payable to affiliates consist of the following at the dates indicated:

	March 31,
	2020	2019
	(in thousands)
Payables to WPX	$17,039	$27,844
Payables to entities affiliated with management	149	625
Payables to equity method investees	529	—
Total	$17,717	$28,469

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

Acquisition of Interest in NGL Energy Holdings LLC

During the year ended March 31, 2020, we purchased, in three transactions, a 2.97% interest in our general partner, NGL Energy Holdings LLC, for $3.8 million in cash and accounted for this as a deduction within limited partners’ equity in our consolidated balance sheet. We also purchased a 5.73% interest in our general partner, NGL Energy Holdings LLC, for $11.5 million in cash and accounted for this as a deduction within limited partners’ equity in our consolidated balance sheet. This interest was purchased from a fund controlled by The Energy & Minerals Group, which is represented on the board of directors of our general partner.

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

At March 31, 2018, we had a loan receivable from Victory Propane, an equity method investee at the time, of $1.2 million.

During the three months ended December 31, 2017 we completed a transaction with Victory Propane, an equity method investee at the time, to purchase Victory Propane’s Michigan assets. We paid Victory Propane $6.4 million in cash and

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

received current assets, property, plant and equipment and customers. The allocation of the consideration was as follows (in thousands):

Current assets	$276
Property, plant and equipment	1,366
Intangible assets (customer relationships)	4,782
Fair value of net assets acquired	$6,424

Victory Propane recognized a gain on this transaction. As all intra-entity profits and losses are eliminated between an investor and investee until realized, we eliminated our proportionate share of the gain from this transaction on our books. As a result, our underlying equity in the net assets of Victory Propane exceeded our investment, and this difference was amortized as income over the remaining life of the noncurrent assets acquired until they were sold on August 14, 2018. As the sale of virtually all of our remaining Retail Propane segment to Superior (see Note 1) included Victory Propane’s Michigan assets, we were able to recognize our proportionate share of the gain recognized by Victory Propane. As a result, we were able to reverse our proportionate share of their losses that had been recorded against the balance of the loan receivable and write up the value of our investment in Victory Propane to $0.8 million.

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

Repurchase of Warrants

On April 26, 2018 and June 23, 2017, we repurchased outstanding warrants, as discussed further in Note 10, from funds managed by Oaktree, who were represented on the board of directors of our general partner (see Note 10).

Note 14—Employee Benefit Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 1% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 1% and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over two years. Effective January 1, 2020, for every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4% and 6% of their eligible compensation (as defined in the plan). Expenses under the plan for the years ended March 31, 2020, 2019 and 2018 were $2.3 million, $1.9 million and $1.7 million, respectively. Expenses for matching contributions related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 1 and Note 18).

Note 15—Revenue from Contracts with Customers

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of March 31, 2020.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids and Refined Products segment includes $5.0 million of net losses related to changes in the mark-to-market value of these arrangements recorded during the year ended March 31, 2020.

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

Water Solutions Performance Obligations

Within the Water Solutions segment, revenue is disaggregated into two primary revenue streams that include service revenue and commodity sales revenue. For contracts involving disposal services, we accept produced water and solids for disposal at our facilities. In cases where we have agreed within a contract or are required by law to remove crude oil from the produced water, the skim oil will be valued as non-cash consideration. Ordinarily, it is required that the fair value of the skim oil is to be estimated at contract inception; however, due to variability of the form of the non-cash consideration, the amount and dollar value is unknown at the contract inception date. Accordingly, ASC 606-10-32-11 allows us to value the skim oil on the date in which the value becomes known.

The Water Solutions segment has certain disposal contracts that contain the following types of terms or pricing structures that involve significant judgment that impacts the determination and timing of revenue.

•
Minimum volume commitments. We receive a shortfall fee if the customer does not deliver a certain amount of volume of produced water over a specified period of time. At each reporting period, we make a determination as to the likelihood of earning this fee. We recognize revenue from these contracts when (i) actual volumes are received; and (ii) when the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote (also known as the breakage model).

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

For all of our disposal contracts within the Water Solutions segment, revenue will be recognized over time utilizing the output method based on the volume of produced water or solids we accept from the customer. For contracts that involve the sale of recovered crude oil and brackish non-potable water, we will recognize revenue at a point in time, based on when control of the product is transferred to the customer.

Liquids and Refined Products Performance Obligations

Within the Liquids and Refined Products segment, revenue is disaggregated into two primary revenue streams that include revenue from the sale of commodities and providing services. For commodity sales, we are obligated to deliver a specified amount of product over a specified period of time. For these types of agreements, revenue is recognized at a point in time based on when the product is delivered and control is transferred to the customer. For revenue received from services rendered, we offer a variety of services which include: (i) storage services where product is commingled; (ii) railcar transportation services; (iii) transloading services; and (iv) logistics services. We are obligated to provide these services over a predetermined period of time. All revenue from services is recognized over time utilizing the output method based on volumes stored or moved.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at March 31, 2020 (in thousands):

Year Ending March 31,
2021	$232,732
2022	212,816
2023	206,089
2024	175,319
2025	148,858
Thereafter	165,209
Total	$1,141,023

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Under certain of our contracts we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized, referred to as deferred revenue or contract liabilities, within advance payments received from customers in our consolidated balance sheets. Our deferred revenue primarily relates to:

•
Prepayments. Some revenue contracts contain prepayment provisions within our Liquids and Refined Products segment. Revenue received related to our underground cavern storage services is received upfront at the beginning of the contract period and is deferred until services have been rendered. In some cases, we also receive prepayments from customers purchasing commodities, which allows the customer to secure the right to receive their requested volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability.

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

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	Balance at
	March 31, 2019	March 31, 2020
	(in thousands)
Accounts receivable from contracts with customers	$613,827	$372,930

Contract liabilities balance at March 31, 2019	$8,461
Payment received and deferred	65,857
Payment recognized in revenue	(54,782)
Contract liabilities balance at March 31, 2020	$19,536

Amount as of March 31, 2019 in the table above does not include contract assets related to TPSL, as these amounts have been classified as current assets held for sale within our March 31, 2019 consolidated balance sheet (see Note 1 and Note 18).

Note 16—Leases

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

Short-term leases with an initial term of 12 months or less that do not include a purchase option, with the exception of railcar leases, are not recorded on the consolidated balance sheet. Operating lease expense for short-term leases is recognized on a straight-line basis over the lease term and amounts related to short-term leases are disclosed within our consolidated financial statements.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases of buildings and land, we account for the lease and non-lease components as a single lease component based on the election of the practical expedient to not separate lease components from non-lease components.

At March 31, 2020, we had operating lease right-of-use assets of $180.7 million and current and noncurrent operating lease obligations of $56.8 million and $121.0 million, respectively, on our consolidated balance sheet. At March 31, 2020, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 6.74 years and 6.06%, respectively.

The following table summarizes the components of our lease expense for the period indicated:

Year Ended March 31,
2020
(in thousands)
Operating lease expense	$72,340
Variable lease expense	19,158
Short-term lease expense	799
Total lease expense	$92,297

Amounts in the table above do not include lease expense related to TPSL and Gas Blending, as these amounts have been classified within discontinued operations within our consolidated statement of operations (see Note 1 and Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Rental expense relating to operating leases was $91.6 million and $111.3 million for the year ended March 31, 2019 and March 31, 2018, respectively. Amounts above do not include rental expense related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations in our consolidated statements of operations for all periods presented (see Note 1 and Note 18).

The following table summarizes maturities of our operating lease obligations at March 31, 2020 (in thousands):

Year Ending March 31,
2021	$64,386
2022	45,804
2023	32,576
2024	19,170
2025	10,770
Thereafter	50,603
Total lease payments	223,309
Less imputed interest	(45,520)
Total operating lease obligations	$177,789

The following table summarizes future minimum lease payments under various noncancelable operating lease agreements at March 31, 2019 (in thousands):

Year Ending March 31,
2020	$78,348
2021	60,417
2022	43,259
2023	29,552
2024	18,341
Thereafter	41,845
Total	$271,762

Amounts in the table above do not include future minimum lease payments related to Mid-Con, Gas Blending and TPSL, which have been classified as discontinued operations in our consolidated statements of operations (see Note 1 and Note 18).

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the period indicated:

Year Ended March 31,
2020
(in thousands)
Cash paid for amounts included in the measurement of operating lease obligations	$101,678
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$598,734

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the year ended March 31, 2020, fixed rental revenue was $20.4 million, which includes $4.6 million of sublease revenue.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at March 31, 2020 (in thousands):

Year Ending March 31,
2021	$16,190
2022	6,634
2023	4,487
2024	1,457
2025	690
Thereafter	1,324
Total	$30,782

Note 17—Other Matters

Third-party Loan Receivable
As discussed in Note 2, we have outstanding a loan receivable of $26.7 million, including accrued interest, associated with our interest in the construction of the Facility that is utilized by a third party. Our loan receivable is secured by a lien interest on the Facility. The third party filed for Chapter 11 bankruptcy in July 2019, at which time we filed our Proof of Claim within the bankruptcy case. The Chapter 11 plan, as supplemented, was approved by the bankruptcy court in February 2020, pursuant to which we were expected to be paid a $26.7 million secured claim as an unimpaired creditor. After the approval of the supplemental plan, the third party has tried to negotiate with us to accept an amount less than the full amount of our claim or to take back the Facility in kind. In May 2020, we filed a motion with the bankruptcy court to compel the third-party to pay us the full amount of the claim in accordance with the approved plan. The bankruptcy court ruled in May 2020 that the third-party would need to either pay us the full amount of the claim, or deliver the Facility to us at a destination of our reasonable choosing. While at March 31, 2020 we expected to receive the full amount of our claim, the third-party has continued to try to negotiate a lower payment. As we are unable to estimate the resolution of this matter at this time, we have not impaired the value of our loan receivable.

Sale of South Pecos Water Disposal Business

On February 28, 2019, we completed the sale of our South Pecos water disposal business to a subsidiary of WaterBridge Resources LLC for $232.2 million in net cash proceeds and recorded a gain on disposal of $107.9 million during the year ended March 31, 2019. This gain is reported within loss (gain) on disposal or impairment of assets, net in our consolidated statement of operations. These operations include: (i) nine saltwater disposal facilities, (ii) all disposal agreements, commercial, surface and other contracts related to those facilities, (iii) pipelines connected to the facilities and (iv) several disposal permits. All of the assets sold in this transaction are located near the town of Pecos, Texas in southern Reeves and Ward counties. As part of this transaction, WaterBridge Resources LLC also has the option to acquire additional land and permits once the permitting process has been completed. During the year ended March 31, 2020, WaterBridge Resources LLC acquired two additional permits and we received proceeds of $15.0 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Sale of E Energy Adams, LLC

On May 3, 2018, we sold our approximately 20% interest in E Energy Adams, LLC for net proceeds of $18.6 million and recorded a gain on disposal of $3.0 million during the year ended March 31, 2019 within loss (gain) on disposal or impairment of assets, net in our consolidated statement of operations.

Sawtooth Joint Venture

On March 30, 2018, we completed the transaction to form a joint venture with Magnum Liquids, LLC, a portfolio company of Haddington Ventures LLC, along with Magnum Development, LLC and other Haddington-sponsored investment entities (collectively “Magnum”) to focus on the storage of natural gas liquids and refined products by combining our Sawtooth salt dome storage facility with Magnum’s refined products rights and adjacent leasehold. Magnum acquired an approximately 28.5% interest in Sawtooth from us, in exchange for consideration consisting of a cash payment of approximately $37.6 million (excluding working capital) and the contribution of certain refined products rights and adjacent leasehold, which we valued at $21.6 million and recorded within intangible assets in our consolidated balance sheet. The disposition of this interest was accounted for as an equity transaction, no gain or loss was recorded and the carrying value of the noncontrolling interest was adjusted to reflect the change in ownership interest of the subsidiary. We own approximately 71.5% of the joint venture; and Magnum has an option to acquire our remaining interest for an additional $182.4 million that expires on March 31, 2021.

Sale of Interest in Glass Mountain Pipeline, LLC (“Glass Mountain”)

On December 22, 2017, we sold our 50% interest in Glass Mountain for net proceeds of $292.1 million and recorded a gain on disposal of $108.6 million during the three months ended December 31, 2017 within loss (gain) on disposal or impairment of assets, net in our consolidated statement of operations.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Crude Oil Logistics segment have not been classified as discontinued operations.

Note 18—Assets and Liabilities Held for Sale and Discontinued Operations

As discussed in Note 1, we have classified certain assets and liabilities of the Mid-Con and Gas Blending businesses as held for sale and the operations as discontinued. On January 3, 2020, we completed the sale of Mid-Con to a third-party whom assumed the Partnership’s obligations under certain system storage agreements. The Partnership retained all of the outstanding accounts receivable and accounts payable balances associated with this business that related to transactions prior to the closing date. To facilitate the assignment of the system storage agreements, the Partnership paid $6.3 million. On March 30, 2020, we completed the sale of Gas Blending to another third-party whom purchased the inventory and open derivative positions and assumed the Partnership’s obligations under a lease storage agreement and blending service agreement. The Partnership retained all of the outstanding accounts receivable and accounts payable balances associated with this business that related to transactions prior to the closing date. To facilitate the assignment of these agreements, the Partnership paid $1.4 million on March 30, 2020 and will pay the remaining $8.5 million in six equal quarterly payments. The current portion of the remaining amount to be paid is included in accrued expenses and other payables and the noncurrent portion of the remaining amount to be paid is included in other noncurrent liabilities in our consolidated balance sheet at March 31, 2020.

As discussed in Note 1, the assets and liabilities of TPSL have been classified as held for sale and the operations as discontinued. On September 30, 2019, we completed the sale of TPSL and associated assets to Trajectory.

As discussed in Note 1, on March 30, 2018, we sold a portion of our Retail Propane segment to DCC, on July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior and on August 14, 2018, we sold our interest in Victory Propane, and the operations of our Retail Propane segment have been classified as discontinued.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the major classes of assets and liabilities classified as held for sale at March 31, 2019 (in thousands):

Current Assets Held for Sale
Accounts receivable-trade, net	$164,716
Inventories	327,015
Prepaid expenses and other current assets	89,254
Total current assets held for sale	580,985
Noncurrent Assets Held for Sale
Property, plant and equipment, net	15,553
Goodwill	35,405
Intangible assets, net	137,446
Other noncurrent assets	46,147
Total noncurrent assets held for sale	234,551
Total assets held for sale	$815,536

Current Liabilities Held for Sale
Accounts payable-trade	$85,602
Accrued expenses and other payables	140,691
Advance payments received from customers	460
Total current liabilities held for sale	226,753
Noncurrent Liabilities Held for Sale
Other noncurrent liabilities	33
Total noncurrent liabilities held for sale	33
Total liabilities held for sale	$226,786

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Revenues	$12,186,862	$15,398,608	$10,474,860
Cost of sales	12,193,307	15,338,614	10,418,447
Operating expenses	6,997	37,348	137,780
General and administrative expense	56	2,716	11,471
Depreciation and amortization	749	9,593	44,314
Loss (gain) on disposal or impairment of assets, net (1)	203,990	(407,608)	(88,194)
Operating (loss) income from discontinued operations	(218,237)	417,945	(48,958)
Equity in earnings of unconsolidated entities	—	1,183	425
Interest expense	(111)	(126)	(421)
Other income, net	133	837	1,930
(Loss) income from discontinued operations before taxes (2)	(218,215)	419,839	(47,024)
Income tax expense	(20)	(989)	(104)
(Loss) income from discontinued operations, net of tax	$(218,235)	$418,850	$(47,128)

(1)
Amount for the year ended March 31, 2020 includes a loss of $182.1 million on the sale of TPSL, a loss of $6.3 million on the sale of Mid-Con, a loss of $14.5 million on the sale of Gas Blending and a loss of $1.0 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018. Amount for the year ended March 31, 2019 includes a gain of $408.9 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018, partially offset by a loss of $1.3 million on the sale of a portion of our Retail Propane segment to DCC on March 30, 2018 related to a working capital adjustment. Amount for the year ended March 31, 2018 includes a gain of $89.3 million on the sale of a portion of our Retail Propane segment to DCC, partially offset by the sale of other assets prior to the sale to DCC.

(2)
Amounts include income (loss) attributable to redeemable noncontrolling interests. Loss attributable to redeemable noncontrolling interests was $0.4 million for the year ended March 31, 2019 and income attributable to redeemable noncontrolling interest was $1.0 million for the year ended March 31, 2018.

Continuing Involvement

During the year ended March 31, 2020, we paid $10.8 million to Trajectory for finished gasoline purchased from them during the period. During the year ended March 31, 2020, we received $8.7 million from Trajectory for finished gasoline sold to them during the period.

As of March 31, 2020, we have commitments to sell up to 9.9 million gallons of propane, valued at $4.6 million (based on the contract price) to Superior and DCC, the purchasers of our former Retail Propane segment, through March 2021. During the year ended March 31, 2020, we received a combined $10.7 million from Superior and DCC for propane sold to them during the period.

Note 19—Quarterly Financial Data (Unaudited)

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

Our Liquids and Refined Products segment is subject to seasonal fluctuations, as demand for propane and butane is typically higher during the winter months. Our operating revenues from our other segments are less weather sensitive. Additionally, the acquisitions described in Note 4 impact the comparability of the quarterly information within the year, and year to year.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Quarter Ended				Year Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	March 31, 2020
	(in thousands, except unit and per unit amounts)
Total revenues	$1,871,891	$1,804,336	$2,226,529	$1,681,244	$7,584,000
Total cost of sales	$1,689,930	$1,589,203	$1,935,472	$1,389,778	$6,604,383
Income (loss) from continuing operations	$8,982	$(15,624)	$49,106	$(223,009)	$(180,545)
Net income (loss)	$8,039	$(201,366)	$42,991	$(248,444)	$(398,780)
Net income (loss) attributable to NGL Energy Partners LP	$8,307	$(201,237)	$43,157	$(247,234)	$(397,007)
Basic (loss) income per common unit
(Loss) income from continuing operations	$(0.95)	$(0.26)	$0.23	$(1.89)	$(2.88)
Net (loss) income	$(0.96)	$(1.72)	$0.18	$(2.09)	$(4.59)
Diluted (loss) income per common unit
(Loss) income from continuing operations	$(0.95)	$(0.26)	$0.22	$(1.89)	$(2.88)
Net (loss) income	$(0.96)	$(1.72)	$0.18	$(2.09)	$(4.59)
Basic weighted average common units outstanding	125,886,738	126,979,034	128,201,369	128,576,572	127,411,908
Diluted weighted average common units outstanding	125,886,738	126,979,034	129,358,590	128,576,572	127,411,908

	Quarter Ended				Year Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	March 31, 2019
	(in thousands, except unit and per unit amounts)
Total revenues	$2,054,952	$2,215,682	$2,295,369	$2,123,154	$8,689,157
Total cost of sales	$1,946,565	$2,051,447	$2,048,661	$1,936,388	$7,983,061
(Loss) income from continuing operations	$(202,799)	$(31,723)	$97,199	$57,868	$(79,455)
Net (loss) income	$(169,289)	$354,939	$110,528	$43,217	$339,395
Net (loss) income attributable to NGL Energy Partners LP	$(168,546)	$355,505	$110,835	$62,253	$360,047
Basic (loss) income per common unit
(Loss) income from continuing operations	$(1.83)	$(0.45)	$0.55	$0.31	$(1.39)
Net (loss) income	$(1.55)	$2.70	$0.65	$0.20	$2.01
Diluted (loss) income per common unit
(Loss) income from continuing operations	$(1.83)	$(0.45)	$0.54	$0.31	$(1.39)
Net (loss) income	$(1.55)	$2.70	$0.64	$0.19	$2.01
Basic weighted average common units outstanding	121,544,421	122,380,197	123,892,680	124,262,014	123,017,064
Diluted weighted average common units outstanding	121,544,421	122,380,197	125,959,751	126,926,589	123,017,064

The following summarizes significant items recognized during the years ended March 31, 2020 and 2019:

Year Ended March 31, 2020

•	During the fourth quarter of fiscal year 2020, we recorded a goodwill impairment charge related to the Water Solutions segment (see Note 6);

•	On March 30, 2020, we sold Gas Blending and recorded a loss (see Note 18);

•	On January 3, 2020, we sold Mid-Con and recorded a loss (see Note 18);

•	On October 31, 2019, we acquired Hillstone (see Note 4);

•	On September 30, 2019, we sold TPSL and recorded a loss (see Note 18); and

•	On July 2, 2019, we acquired Mesquite (see Note 4).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Year Ended March 31, 2019

•	During the fourth quarter of fiscal year 2019, we recorded a goodwill impairment charge related to Sawtooth (see Note 6);

•	On February 28, 2019, we sold our South Pecos water disposal business and recorded a gain (see Note 17);

•	On November 30, 2018, we sold our Bakken saltwater disposal business and recorded a gain (see Note 17);

•	On July 10, 2018, we sold virtually all of our remaining Retail Propane segment and recorded a gain (see Note 18);

•	On May 3, 2018, we sold our interest in E Energy Adams, LLC and recorded a gain (see Note 17); and

•
During fiscal year 2019, we repurchased a portion of our 2019 Notes and 2023 Notes and redeemed the outstanding 2019 Notes and 2021 Notes and recorded a loss on the early extinguishment of these notes (see Note 8).

Note 20—Subsequent Events

On April 27, 2020, we amended our Credit Agreement. See Note 8 for a further discussion.

During April and May of 2020, we repurchased $15.0 million of the 2023 Notes for a payment of $8.8 million (including accrued interest of $0.4 million), $7.3 million of the 2025 Notes for a payment of $3.7 million (including accrued interest of $0.1 million) and $24.9 million of the 2026 Notes for a payment of $13.2 million (including accrued interest of $0.2 million).

Note 21—Consolidating Guarantor and Non-Guarantor Financial Information

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

As discussed further in Note 1 and Note 18, certain assets and liabilities related to Mid-Con and Gas Blending and the assets and liabilities related to TPSL have been classified as held for sale within our March 31, 2019 consolidated balance sheet. The results of operations and cash flows related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment (including equity in earnings of Victory Propane) have been classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the consolidated statements of operations and consolidated statements of cash flows.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Balance Sheet
(in Thousands)

	March 31, 2020
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,358	$—	$(354)	$3,700	$—	$22,704
Accounts receivable-trade, net of allowance for doubtful accounts	—	—	563,023	3,811	—	566,834
Accounts receivable-affiliates	—	—	12,934	—	—	12,934
Inventories	—	—	69,301	333	—	69,634
Prepaid expenses and other current assets	—	—	101,764	217	—	101,981
Total current assets	19,358	—	746,668	8,061	—	774,087
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	—	—	2,659,647	191,908	—	2,851,555
GOODWILL	—	—	988,412	5,175	—	993,587
INTANGIBLE ASSETS, net of accumulated amortization	—	—	1,543,131	69,349	—	1,612,480
INVESTMENTS IN UNCONSOLIDATED ENTITIES	—	—	23,182	—	—	23,182
NET INTERCOMPANY RECEIVABLES (PAYABLES)	1,870,754	—	(1,800,708)	(70,046)	—	—
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,782,348	—	121,058	—	(1,903,406)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	—	—	177,100	3,608	—	180,708
OTHER NONCURRENT ASSETS	—	—	63,137	—	—	63,137
Total assets	$3,672,460	$—	$4,521,627	$208,055	$(1,903,406)	$6,498,736
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$—	$—	$513,831	$1,218	$—	$515,049
Accounts payable-affiliates	1	—	17,716	—	—	17,717
Accrued expenses and other payables	44,394	—	186,576	1,092	—	232,062
Advance payments received from customers	—	—	13,925	5,611	—	19,536
Current maturities of long-term debt	—	—	4,683	—	—	4,683
Operating lease obligations	—	—	56,451	325	—	56,776
Total current liabilities	44,395	—	793,182	8,246	—	845,823
LONG-TERM DEBT, net of debt issuance costs and current maturities	1,428,046	—	1,716,802	—	—	3,144,848
OPERATING LEASE OBLIGATIONS	—	—	117,909	3,104	—	121,013
OTHER NONCURRENT LIABILITIES	—	—	111,386	2,693	—	114,079
CLASS D 9.00% PREFERRED UNITS	537,283	—	—	—	—	537,283
EQUITY:
Partners’ equity	1,662,736	—	1,782,348	194,397	(1,976,360)	1,663,121
Accumulated other comprehensive loss	—	—	—	(385)	—	(385)
Noncontrolling interests	—	—	—	—	72,954	72,954
Total equity	1,662,736	—	1,782,348	194,012	(1,903,406)	1,735,690
Total liabilities and equity	$3,672,460	$—	$4,521,627	$208,055	$(1,903,406)	$6,498,736

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Operations
(in Thousands)

	Year Ended March 31, 2020
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$7,548,659	$42,928	$(7,587)	$7,584,000
COST OF SALES	—	—	6,610,304	666	(6,587)	6,604,383
OPERATING COSTS AND EXPENSES:
Operating	—	—	318,547	15,446	(1,000)	332,993
General and administrative	—	—	112,810	854	—	113,664
Depreciation and amortization	—	—	252,224	13,088	—	265,312
Loss (gain) on disposal or impairment of assets, net	—	—	261,790	(4)	—	261,786
Revaluation of liabilities	—	—	9,194	—	—	9,194
Operating (Loss) Income	—	—	(16,210)	12,878	—	(3,332)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	1,291	—	—	1,291
Interest expense	(105,782)	—	(75,340)	(107)	45	(181,184)
Gain on early extinguishment of liabilities, net	1,341	—	—	—	—	1,341
Other income, net	—	—	1,670	59	(45)	1,684
(Loss) Income From Continuing Operations Before Income Taxes	(104,441)	—	(88,589)	12,830	—	(180,200)
INCOME TAX EXPENSE	—	—	(345)	—	—	(345)
EQUITY IN NET (LOSS) INCOME FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	(292,566)	—	14,603	—	277,963	—
(Loss) Income From Continuing Operations	(397,007)	—	(74,331)	12,830	277,963	(180,545)
Loss From Discontinued Operations, Net of Tax	—	—	(218,235)	—	—	(218,235)
Net (Loss) Income	(397,007)	—	(292,566)	12,830	277,963	(398,780)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					1,773	1,773
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNER LP	$(397,007)	$—	$(292,566)	$12,830	$279,736	$(397,007)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Operations
(in Thousands)

	Year Ended March 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$8,665,597	$27,542	$(3,982)	$8,689,157
COST OF SALES	—	—	7,986,019	1,024	(3,982)	7,983,061
OPERATING COSTS AND EXPENSES:
Operating	—	—	217,597	13,468	—	231,065
General and administrative	—	—	106,595	812	—	107,407
Depreciation and amortization	—	—	201,513	10,460	—	211,973
(Gain) loss on disposal or impairment of assets, net	—	—	(31,924)	66,220	—	34,296
Revaluation of liabilities	—	—	(5,373)	—	—	(5,373)
Operating Income (Loss)	—	—	191,170	(64,442)	—	126,728
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	2,533	—	—	2,533
Interest expense	(104,716)	—	(60,008)	(46)	45	(164,725)
Loss on early extinguishment of liabilities, net	(12,340)	—	—	—	—	(12,340)
Other expense, net	—	—	(30,187)	—	(231)	(30,418)
(Loss) Income From Continuing Operations Before Income Taxes	(117,056)	—	103,508	(64,488)	(186)	(78,222)
INCOME TAX EXPENSE	—	—	(1,233)	—	—	(1,233)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	477,103	—	(44,865)	—	(432,238)	—
Income (Loss) From Continuing Operations	360,047	—	57,410	(64,488)	(432,424)	(79,455)
Income (Loss) From Discontinued Operations, Net of Tax	—	—	419,693	(1,029)	186	418,850
Net Income (Loss)	360,047	—	477,103	(65,517)	(432,238)	339,395
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS					20,206	20,206
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					446	446
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNER LP	$360,047	$—	$477,103	$(65,517)	$(411,586)	$360,047

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Operations
(in Thousands)

	Year Ended March 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

REVENUES	$—	$—	$6,935,485	$19,954	$(1,492)	$6,953,947
COST OF SALES	—	—	6,263,562	1,491	(1,492)	6,263,561
OPERATING COSTS AND EXPENSES:
Operating	—	—	186,056	7,020	—	193,076
General and administrative	—	—	97,402	577	—	97,979
Depreciation and amortization	—	—	197,497	10,901	—	208,398
(Gain) loss on disposal or impairment of assets, net	—	—	(133,993)	116,875	—	(17,118)
Revaluation of liabilities	—	—	20,124	592	—	20,716
Operating Income (Loss)	—	—	304,837	(117,502)	—	187,335
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	—	—	7,539	—	—	7,539
Interest expense	(142,159)	—	(56,989)	(46)	45	(199,149)
Loss on early extinguishment of liabilities, net	(23,201)	—	—	—	—	(23,201)
Other income, net	—	—	7,152	19	(819)	6,352
(Loss) Income From Continuing Operations Before Income Taxes	(165,360)	—	262,539	(117,529)	(774)	(21,124)
INCOME TAX EXPENSE	—	—	(1,353)	—	—	(1,353)
EQUITY IN NET INCOME (LOSS) FROM CONTINUING OPERATIONS OF CONSOLIDATED SUBSIDIARIES	94,485	—	(116,224)	—	21,739	—
(Loss) Income From Continuing Operations	(70,875)	—	144,962	(117,529)	20,965	(22,477)
(Loss) Income From Discontinued Operations, Net of Tax	—	—	(50,477)	2,575	774	(47,128)
Net (Loss) Income	(70,875)	—	94,485	(114,954)	21,739	(69,605)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS					(240)	(240)
LESS: NET INCOME ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS					(1,030)	(1,030)
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNER LP	$(70,875)	$—	$94,485	$(114,954)	$20,469	$(70,875)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Statements of Comprehensive (Loss) Income
(in Thousands)

	Year Ended March 31, 2020
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net (loss) income	$(397,007)	$—	$(292,566)	$12,830	$277,963	$(398,780)
Other comprehensive income (loss)	—	—	17	(147)	—	(130)
Comprehensive (loss) income	$(397,007)	$—	$(292,549)	$12,683	$277,963	$(398,910)

	Year Ended March 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$360,047	$—	$477,103	$(65,517)	$(432,238)	$339,395
Other comprehensive (loss) income	—	—	(18)	9	—	(9)
Comprehensive income (loss)	$360,047	$—	$477,085	$(65,508)	$(432,238)	$339,386

	Year Ended March 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net (loss) income	$(70,875)	$—	$94,485	$(114,954)	$21,739	$(69,605)
Other comprehensive income (loss)	—	—	58	(45)	—	13
Comprehensive (loss) income	$(70,875)	$—	$94,543	$(114,999)	$21,739	$(69,592)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Cash Flows
(in Thousands)

	Year Ended March 31, 2020
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(86,814)	$—	$426,481	$42,759	$382,426
Net cash provided by operating activities-discontinued operations	—	—	81,629	—	81,629
Net cash (used in) provided by operating activities	(86,814)	—	508,110	42,759	464,055
INVESTING ACTIVITIES:
Capital expenditures	—	—	(508,152)	(47,561)	(555,713)
Acquisitions, net of cash acquired	—	—	(1,268,474)	—	(1,268,474)
Net settlements of commodity derivatives	—	—	86,702	—	86,702
Proceeds from sales of assets	—	—	17,617	4	17,621
Investments in unconsolidated entities	—	—	(21,218)	—	(21,218)
Distributions of capital from unconsolidated entities	—	—	440	—	440
Repayments on loan for natural gas liquids facility	—	—	3,022	—	3,022
Net cash used in investing activities-continuing operations	—	—	(1,690,063)	(47,557)	(1,737,620)
Net cash provided by investing activities-discontinued operations	—	—	298,864	—	298,864
Net cash used in investing activities	—	—	(1,391,199)	(47,557)	(1,438,756)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	4,074,000	—	4,074,000
Payments on Revolving Credit Facility	—	—	(3,775,000)	—	(3,775,000)
Issuance of senior unsecured notes and term credit agreement	450,000	—	250,000	—	700,000
Repayment and repurchase of senior secured and senior unsecured notes	(454)	—	—	—	(454)
Payments on other long-term debt	—	—	(653)	—	(653)
Debt issuance costs	(8,101)	—	(6,598)	(251)	(14,950)
Distributions to general and common unit partners and preferred unitholders	(244,400)	—	—	—	(244,400)
Distributions to noncontrolling interest owners	—	—	—	(1,145)	(1,145)
Proceeds from sale of preferred units, net of offering costs	622,391	—	—	—	622,391
Payments for redemption of preferred units	(265,128)	—	—	—	(265,128)
Common unit repurchases and cancellations	(1,644)	—	—	—	(1,644)
Payments for settlement and early extinguishment of liabilities	—	—	(98,958)	—	(98,958)
Investment in NGL Energy Holdings LLC	(15,226)	—	—	—	(15,226)
Net changes in advances with consolidated entities	(444,064)	—	436,216	7,848	—
Net cash provided by financing activities	93,374	—	879,007	6,452	978,833
Net increase (decrease) in cash and cash equivalents	6,560	—	(4,082)	1,654	4,132
Cash and cash equivalents, beginning of period	12,798	—	3,728	2,046	18,572
Cash and cash equivalents, end of period	$19,358	$—	$(354)	$3,700	$22,704

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Cash Flows
(in Thousands)

	Year Ended March 31, 2019
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(116,033)	$—	$295,293	$(27,551)	$(186)	$151,523
Net cash provided by operating activities-discontinued operations	—	—	182,506	3,221	—	185,727
Net cash (used in) provided by operating activities	(116,033)	—	477,799	(24,330)	(186)	337,250
INVESTING ACTIVITIES:
Capital expenditures	—	—	(414,522)	(41,064)	—	(455,586)
Acquisitions, net of cash acquired	—	—	(296,687)	(3,927)	—	(300,614)
Net settlements of commodity derivatives	—	—	(10,173)	—	—	(10,173)
Proceeds from sales of assets	—	—	16,177	—	—	16,177
Proceeds from divestitures of businesses and investments, net	—	—	335,809	—	—	335,809
Investments in unconsolidated entities	—	—	(389)	—	—	(389)
Distributions of capital from unconsolidated entities	—	—	1,440	—	—	1,440
Repayments on loan for natural gas liquids facility	—	—	10,336	—	—	10,336
Loan to affiliate	—	—	(1,515)	—	—	(1,515)
Net cash used in investing activities-continuing operations	—	—	(359,524)	(44,991)	—	(404,515)
Net cash provided by investing activities-discontinued operations	—	—	851,006	6,982	—	857,988
Net cash provided by (used in) investing activities	—	—	491,482	(38,009)	—	453,473
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	4,098,500	—	—	4,098,500
Payments on Revolving Credit Facility	—	—	(3,897,000)	—	—	(3,897,000)
Repayment and repurchase of senior secured and senior unsecured notes	(737,058)	—	—	—	—	(737,058)
Payments on other long-term debt	—	—	(653)	—	—	(653)
Debt issuance costs	(30)	—	(1,353)	—	—	(1,383)
Contributions from noncontrolling interest owners, net	—	—	—	169	—	169
Distributions to general and common unit partners and preferred unitholders	(236,633)	—	—	—	—	(236,633)
Repurchase of warrants	(14,988)	—	—	—	—	(14,988)
Common unit repurchases and cancellations	(297)	—	—	—	—	(297)
Payments for settlement and early extinguishment of liabilities	—	—	(4,577)	—	—	(4,577)
Net changes in advances with consolidated entities	1,100,922	—	(1,163,504)	62,396	186	—
Net cash provided by (used in) financing activities-continuing operations	111,916	—	(968,587)	62,565	186	(793,920)
Net cash used in financing activities-discontinued operations	—	—	(295)	(30)	—	(325)
Net cash provided by (used in) financing activities	111,916	—	(968,882)	62,535	186	(794,245)
Net (decrease) increase in cash and cash equivalents	(4,117)	—	399	196	—	(3,522)
Cash and cash equivalents, beginning of period	16,915	—	3,329	1,850	—	22,094
Cash and cash equivalents, end of period	$12,798	$—	$3,728	$2,046	$—	$18,572

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Cash Flows
(in Thousands)

	Year Ended March 31, 2018
	NGL Energy Partners LP (Parent)	NGL Energy Finance Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities-continuing operations	$(141,967)	$—	$433,678	$9,411	$(774)	$300,348
Net cash (used in) provided by operating activities-discontinued operations	—	—	(165,862)	3,481	—	(162,381)
Net cash (used in) provided by operating activities	(141,967)	—	267,816	12,892	(774)	137,967
INVESTING ACTIVITIES:
Capital expenditures	—	—	(130,760)	(3,001)	—	(133,761)
Acquisitions, net of cash acquired	—	—	3,100	(22,997)	—	(19,897)
Net settlements of commodity derivatives	—	—	(39,113)	—	—	(39,113)
Proceeds from sales of assets	—	—	33,844	—	—	33,844
Proceeds from divestitures of businesses and investments, net	—	—	292,112	37,668	—	329,780
Transaction with Victory Propane (Note 13)	—	—	(6,424)	—	—	(6,424)
Investments in unconsolidated entities	—	—	(21,465)	—	—	(21,465)
Distributions of capital from unconsolidated entities	—	—	11,969	—	—	11,969
Repayments on loan for natural gas liquids facility	—	—	10,052	—	—	10,052
Loan to affiliate	—	—	(2,510)	—	—	(2,510)
Repayments on loan to affiliate	—	—	4,160	—	—	4,160
Net cash provided by investing activities-continuing operations	—	—	154,965	11,670	—	166,635
Net cash provided by (used in) investing activities-discontinued operations	—	—	104,666	(719)	—	103,947
Net cash provided by investing activities	—	—	259,631	10,951	—	270,582
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	—	—	2,434,500	—	—	2,434,500
Payments on Revolving Credit Facility	—	—	(2,279,500)	—	—	(2,279,500)
Repayment and repurchase of senior secured and senior unsecured notes	(486,699)	—	—	—	—	(486,699)
Payments on other long-term debt	—	—	(877)	—	—	(877)
Debt issuance costs	(692)	—	(2,008)	—	—	(2,700)
Contributions from noncontrolling interest owners, net	—	—	—	23	—	23
Distributions to general and common unit partners and preferred unitholders	(225,067)	—	—	—	—	(225,067)
Distributions to noncontrolling interest owners	—	—	—	(3,082)	—	(3,082)
Proceeds from sale of preferred units, net of offering costs	202,731	—	—	—	—	202,731
Repurchase of warrants	(10,549)	—	—	—	—	(10,549)
Common unit repurchases and cancellations	(15,817)	—	—	—	—	(15,817)
Payments for settlement and early extinguishment of liabilities	—	—	(3,408)	—	—	(3,408)
Net changes in advances with consolidated entities	688,718	—	(669,452)	(20,040)	774	—
Net cash provided by (used in) financing activities-continuing operations	152,625	—	(520,745)	(23,099)	774	(390,445)
Net cash used in financing activities-discontinued operations	—	—	(3,446)	(390)	—	(3,836)
Net cash provided by (used in) financing activities	152,625	—	(524,191)	(23,489)	774	(394,281)
Net increase in cash and cash equivalents	10,658	—	3,256	354	—	14,268
Cash and cash equivalents, beginning of period	6,257	—	73	1,496	—	7,826
Cash and cash equivalents, end of period	$16,915	$—	$3,329	$1,850	$—	$22,094