Form 10-Q
period 2020-06-30
NGL Energy Partners LP
filed 2020-08-10
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

At August 5, 2020, there were 128,771,715 common units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2020	March 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,400	$22,704
Accounts receivable-trade, net of allowance for expected credit losses of $3,674 and $4,540, respectively	424,814	566,834
Accounts receivable-affiliates	14,814	12,934
Inventories	135,918	69,634
Prepaid expenses and other current assets	75,433	101,981
Total current assets	677,379	774,087
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $570,806 and $529,068, respectively	2,833,002	2,851,555
GOODWILL	993,114	993,587
INTANGIBLE ASSETS, net of accumulated amortization of $670,382 and $631,449, respectively	1,574,216	1,612,480
INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,626	23,182
OPERATING LEASE RIGHT-OF-USE ASSETS	177,010	180,708
OTHER NONCURRENT ASSETS	48,739	63,137
Total assets	$6,326,086	$6,498,736
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$367,463	$515,049
Accounts payable-affiliates	22,864	17,717
Accrued expenses and other payables	142,836	232,062
Advance payments received from customers	25,326	19,536
Current maturities of long-term debt	4,521	4,683
Operating lease obligations	53,720	56,776
Total current liabilities	616,730	845,823
LONG-TERM DEBT, net of debt issuance costs of $24,022 and $19,795, respectively, and current maturities	3,281,402	3,144,848
OPERATING LEASE OBLIGATIONS	120,986	121,013
OTHER NONCURRENT LIABILITIES	112,034	114,079
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	544,151	537,283

EQUITY:
General partner, representing a 0.1% interest, 128,901 and 128,901 notional units, respectively	(51,474)	(51,390)
Limited partners, representing a 99.9% interest, 128,771,715 and 128,771,715 common units issued and outstanding, respectively	1,283,491	1,366,152
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(341)	(385)
Noncontrolling interests	70,748	72,954
Total equity	1,650,783	1,735,690
Total liabilities and equity	$6,326,086	$6,498,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019
REVENUES:
Crude Oil Logistics	$276,039	$716,160
Water Solutions	88,065	71,783
Liquids and Refined Products	479,998	1,083,693
Other	313	255
Total Revenues	844,415	1,871,891
COST OF SALES:
Crude Oil Logistics	217,557	649,240
Water Solutions	4,700	(2,807)
Liquids and Refined Products	454,336	1,043,032
Other	454	465
Total Cost of Sales	677,047	1,689,930
OPERATING COSTS AND EXPENSES:
Operating	64,987	61,312
General and administrative	17,158	20,342
Depreciation and amortization	83,986	53,754
Loss (gain) on disposal or impairment of assets, net	12,022	(967)
Operating (Loss) Income	(10,785)	47,520
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	289	8
Interest expense	(43,961)	(39,877)
Gain on early extinguishment of liabilities, net	19,355	—
Other income, net	1,035	1,010
(Loss) Income From Continuing Operations Before Income Taxes	(34,067)	8,661
INCOME TAX BENEFIT	301	321
(Loss) Income From Continuing Operations	(33,766)	8,982
Loss From Discontinued Operations, net of Tax	(1,486)	(943)
Net (Loss) Income	(35,252)	8,039
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(51)	268
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(35,303)	$8,307
NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(55,815)	$(120,126)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(1,485)	$(942)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS	$(57,300)	$(121,068)
BASIC LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.43)	$(0.95)
Loss From Discontinued Operations, net of Tax	$(0.01)	$(0.01)
Net Loss	$(0.44)	$(0.96)
DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.43)	$(0.95)
Loss From Discontinued Operations, net of Tax	$(0.01)	$(0.01)
Net Loss	$(0.44)	$(0.96)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,771,715	125,886,738
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,771,715	125,886,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Three Months Ended June 30,
	2020	2019
Net (loss) income	$(35,252)	$8,039
Other comprehensive income	44	37
Comprehensive (loss) income	$(35,208)	$8,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2020
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2020	$(51,390)	14,385,642	$348,359	128,771,715	$1,366,152	$(385)	$72,954	$1,735,690
Distributions to general and common unit partners and preferred unitholders (Note 10)	(26)	—	—	—	(47,652)	—	—	(47,678)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(2,257)	(2,257)
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	—	1,349	—	—	1,349
Net (loss) income	(57)	—	—	—	(35,246)	—	51	(35,252)
Other comprehensive income	—	—	—	—	—	44	—	44
Cumulative effect adjustment for adoption of ASU 2016-13 (Note 16)	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCES AT JUNE 30, 2020	$(51,474)	14,385,642	$348,359	128,771,715	$1,283,491	$(341)	$70,748	$1,650,783

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2019
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2019	$(50,603)	8,400,000	$202,731	124,508,497	$2,067,197	$(255)	$58,748	$2,277,818
Distributions to general and common unit partners and preferred unitholders	(85)	—	—	—	(63,274)	—	—	(63,359)
Issuance of Class C preferred units, net of offering costs	—	1,800,000	42,638	—	—	—	—	42,638
Equity issued pursuant to incentive compensation plan	—	—	—	—	2,752	—	—	2,752
Warrants exercised	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of 10.75% Class A convertible preferred units	—	—	—	—	(36,517)	—	—	(36,517)
10.75% Class A convertible preferred units redemption - amount paid in excess of carrying value	—	—	—	—	(78,797)	—	—	(78,797)
Investment in NGL Energy Holdings LLC	—	—	—	—	(2,361)	—	—	(2,361)
Net (loss) income	(85)	—	—	—	8,392	—	(268)	8,039
Other comprehensive income	—	—	—	—	—	37	—	37
BALANCES AT JUNE 30, 2019	$(50,773)	10,200,000	$245,369	125,966,868	$1,897,407	$(218)	$58,480	$2,150,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net (loss) income	$(35,252)	$8,039
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,486	943
Depreciation and amortization, including amortization of debt issuance costs	87,680	56,117
Gain on early extinguishment of liabilities, net	(19,355)	—
Non-cash equity-based compensation expense	2,302	3,701
Loss (gain) on disposal or impairment of assets, net	12,022	(967)
Provision for expected credit losses	(27)	280
Net adjustments to fair value of commodity derivatives	27,402	(5,559)
Equity in earnings of unconsolidated entities	(289)	(8)
Distributions of earnings from unconsolidated entities	742	—
Lower of cost or net realizable value adjustments	1,950	155
Other	1,223	(1,061)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	139,734	208,572
Inventories	(68,281)	(26,954)
Other current and noncurrent assets	30,606	(34,761)
Accounts payable-trade and affiliates	(142,439)	(148,413)
Other current and noncurrent liabilities	42,348	32,554
Net cash provided by operating activities-continuing operations	81,852	92,638
Net cash used in operating activities-discontinued operations	(1,439)	(22,744)
Net cash provided by operating activities	80,413	69,894
INVESTING ACTIVITIES:
Capital expenditures	(97,815)	(155,391)
Acquisitions, net of cash acquired	—	(54,548)
Net settlements of commodity derivatives	(26,653)	2,072
Proceeds from sales of assets	150	1,673
Investments in unconsolidated entities	—	(889)
Distributions of capital from unconsolidated entities	103	439
Repayments on loan for natural gas liquids facility	—	3,022
Net cash used in investing activities-continuing operations	(124,215)	(203,622)
Net cash provided by investing activities-discontinued operations	—	4,375
Net cash used in investing activities	(124,215)	(199,247)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	442,500	1,139,000
Payments on Revolving Credit Facility	(254,500)	(1,155,000)
Issuance of senior unsecured notes and term credit agreement	250,000	450,000
Repayment of bridge term credit agreement	(250,000)	—
Repurchase of senior unsecured notes	(25,040)	—
Payments on other long-term debt	(163)	(163)
Debt issuance costs	(9,479)	(7,873)
Distributions to general and common unit partners and preferred unitholders	(40,810)	(62,288)
Distributions to noncontrolling interest owners	(2,257)	—
Proceeds from sale of preferred units, net of offering costs	—	42,638
Payments for redemption of preferred units	—	(265,128)
Payments for settlement and early extinguishment of liabilities	(62,753)	(543)
Investment in NGL Energy Holdings LLC	—	(2,361)
Net cash provided by financing activities	47,498	138,282
Net increase in cash and cash equivalents	3,696	8,929
Cash and cash equivalents, beginning of period	22,704	18,572
Cash and cash equivalents, end of period	$26,400	$27,501
Supplemental cash flow information:
Cash interest paid	$56,096	$36,538
Income taxes paid (net of income tax refunds)	$590	$2,537
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B, Class C and Class D preferred unitholders	$15,030	$5,796
Accrued capital expenditures	$21,042	$32,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2020, our operations included three segments:

•
Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling, and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our pipelines.

•
Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. As part of processing water, we are able to aggregate recovered crude oil, also known as skim oil, that was contained in the water and sell the crude oil. We also sell brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.

•
Our Liquids and Refined Products segment conducts marketing operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our company-owned terminals, other third party storage and terminal facilities, common carrier pipelines and our extensive fleet of leased railcars. We also provide natural gas liquids and refined product terminaling and storage services at our salt dome storage facility joint venture in Utah and marine exports through our facility located in Chesapeake, Virginia. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2020 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2020 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on June 1, 2020.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2021.

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

Critical estimates we make in the preparation of our unaudited condensed consolidated financial statements include, among others, determining the fair value of assets and liabilities acquired in acquisitions, the fair value of derivative instruments, the collectibility of accounts and notes receivable, the recoverability of inventories, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the impairment of long-lived assets and goodwill, the fair value of asset retirement obligations, the value of equity-based compensation, accruals for environmental matters and estimating certain revenues. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

We have a deferred tax liability of $55.6 million and $56.4 million at June 30, 2020 and March 31, 2020, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheet. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the three months ended June 30, 2020 was $0.8 million with an effective tax rate of 23.5%. The deferred tax benefit recorded during the three months ended June 30, 2019 was $1.0 million with an effective tax rate of 24.6%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2020 or March 31, 2020.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Inventories consist of the following at the dates indicated:

	June 30, 2020	March 31, 2020
	(in thousands)
Crude oil	$44,246	$18,201
Propane	39,329	25,163
Butane	32,714	9,619
Biodiesel	8,247	8,195
Ethanol	5,525	1,834
Diesel	2,239	2,414
Other	3,618	4,208
Total	$135,918	$69,634

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired	June 30, 2020	March 31, 2020
				(in thousands)
Water services and land company (2)	Water Solutions	50%	November 2019	$16,623	$16,607
Water services and land company (3)	Water Solutions	50%	November 2019	1,976	2,092
Water services and land company (4)	Water Solutions	10%	November 2019	3,103	3,384
Aircraft company (5)	Corporate and Other	50%	June 2019	286	447
Water services company (6)	Water Solutions	50%	August 2018	443	449
Natural gas liquids terminal company (7)	Liquids and Refined Products	50%	March 2019	195	203
Total				$22,626	$23,182

(1)	Ownership interest percentages are at June 30, 2020.

(2)
This is an investment that we acquired as part of an acquisition in November 2019, and represents certain membership interests in a limited liability company and are related to specific land operations.

(3)
This is an investment that we acquired as part of an acquisition in November 2019, and represents certain membership interests in a limited liability company and are related to specific land operations.

(4)
This is an investment that we acquired as part of an acquisition in November 2019, and represents certain membership interests in a limited liability company and are related to specific water services operations.

(5)	This is an investment with a related party.

(6)	This is an investment that we acquired as part of an acquisition in August 2018.

(7)	This is an investment that we acquired as part of an acquisition in March 2019.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2020	March 31, 2020
	(in thousands)
Loan receivable (1)	$2,830	$5,374
Line fill (2)	23,039	25,763
Minimum shipping fees - pipeline commitments (3)	16,374	17,443
Other	6,496	14,557
Total	$48,739	$63,137

(1)
Amounts at June 30, 2020 and March 31, 2020 represent the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with Victory Propane, LLC. In addition, the amount at March 31, 2020 represents the noncurrent portion of a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility (the “Facility”) that is utilized by a third party. The third party filed for Chapter 11 bankruptcy in July 2019. For a further discussion, see Note 17.

(2)
Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2020, line fill consisted of 335,069 barrels of crude oil. At March 31, 2020, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

(3)
Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for one contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). As of June 30, 2020, the deficiency credit was $21.1 million, of which $4.7 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2020	March 31, 2020
	(in thousands)
Accrued compensation and benefits	$26,646	$29,990
Excise and other tax liabilities	9,549	9,941
Derivative liabilities	3,469	17,777
Accrued interest	24,106	39,803
Product exchange liabilities	2,749	1,687
Contingent consideration liability (1)	36,169	102,419
Other	40,148	30,445
Total	$142,836	$232,062

(1)
Decrease is due to the monthly installment payments made during the three months ended June 30, 2020 related to our acquisition of certain assets of Mesquite Disposals Unlimited, LLC (“Mesquite”). We have made two monthly payments subsequent to June 30, 2020, and per the agreement, we currently have four remaining monthly payments.

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income, or cash flows.

Recent Accounting Pronouncements

In March 2020, the SEC issued “Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities”, which amends the disclosure requirements for guarantors

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X. The amendment simplifies the disclosure requirements and permits the amended disclosures to be provided outside the footnotes in audited annual or unaudited interim consolidated financial statements in all filings. The guidance is effective for the Partnership for fiscal periods ending after January 4, 2021, although early adoption is permitted. We adopted this guidance effective April 1, 2020 and elected to include the required summarized financial information in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity, Sources of Capital and Capital Resource Activities–Guarantor Summarized Financial Information.”

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses.” The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected, which would include trade accounts receivable. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. We adopted ASU No. 2016-13 on April 1, 2020, using the modified retrospective approach with a cumulative effect adjustment of $1.1 million to opening equity at the beginning of the period of adoption. See Note 16 for a further discussion of the impact of the adoption of this ASU on our unaudited condensed consolidated financial statements.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2020	2019
Weighted average common units outstanding during the period:
Common units - Basic	128,771,715	125,886,738
Common units - Diluted	128,771,715	125,886,738

For the three months ended June 30, 2020 and 2019, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands, except unit and per unit amounts)
(Loss) income from continuing operations	$(33,766)	$8,982
Less: Continuing operations (income) loss attributable to noncontrolling interests	(51)	268
Net (loss) income from continuing operations attributable to NGL Energy Partners LP	(33,817)	9,250
Less: Distributions to preferred unitholders (1)	(22,054)	(129,460)
Less: Continuing operations net loss allocated to general partner (2)	56	84
Net loss from continuing operations allocated to common unitholders	$(55,815)	$(120,126)

Loss from discontinued operations, net of tax	$(1,486)	$(943)
Less: Discontinued operations loss allocated to general partner (2)	1	1
Net loss from discontinued operations allocated to common unitholders	$(1,485)	$(942)

Net loss allocated to common unitholders	$(57,300)	$(121,068)

Basic loss per common unit
Loss from continuing operations	$(0.43)	$(0.95)
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)
Net loss	$(0.44)	$(0.96)
Diluted loss per common unit
Loss from continuing operations	$(0.43)	$(0.95)
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)
Net loss	$(0.44)	$(0.96)
Basic weighted average common units outstanding	128,771,715	125,886,738
Diluted weighted average common units outstanding	128,771,715	125,886,738

(1)
This amount includes distributions to preferred unitholders. The final accretion for the beneficial conversion of the 10.75% Class A Convertible Preferred Units and the excess of the 10.75% Class A Convertible Preferred Units repurchase price over the carrying value of the units are included in the three months ended June 30, 2019.

(2)	Net loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Acquisitions

The following summarizes the status of the preliminary purchase price allocation of acquisitions completed prior to April 1, 2020:

Hillstone Environmental Partners, LLC (“Hillstone”) Acquisition

During the three months ended June 30, 2020, we received additional information and recorded an increase of less than $0.1 million to current assets and a decrease of $0.5 million to current liabilities with the offset to goodwill. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the three months ended June 30, 2020. As of June 30, 2020, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to (i) finalize the calculation of the deferred tax liability and (ii) finalize working capital items.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			June 30, 2020	March 31, 2020
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$316,327	$314,694
Pipeline and related facilities	30	-	40	244,937	244,751
Vehicles and railcars	3	-	25	126,199	123,937
Water treatment facilities and equipment	3	-	30	1,743,555	1,525,859
Crude oil tanks and related equipment	2	-	30	233,402	234,143
Barges and towboats	5	-	30	125,169	125,162
Information technology equipment	3	-	7	37,686	34,261
Buildings and leasehold improvements	3	-	40	154,054	151,690
Land				96,645	91,446
Tank bottoms and line fill (1)				20,346	20,346
Other	3	-	20	14,996	14,627
Construction in progress				290,492	499,707
				3,403,808	3,380,623
Accumulated depreciation				(570,806)	(529,068)
Net property, plant and equipment				$2,833,002	$2,851,555

(1)
Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Depreciation expense	$46,723	$25,456
Capitalized interest expense	$1,668	$—

Amounts in the table above for the three months ended June 30, 2019 do not include depreciation expense and capitalized interest expense related to TPSL (as defined herein), as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statement of operations (see Note 18).

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Crude Oil Logistics	$1,844	$(533)
Water Solutions	326	48
Liquids and Refined Products	4	(3)
Total	$2,174	$(488)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the three months ended June 30, 2020:

	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Total
	(in thousands)
Balances at March 31, 2020	$579,846	$294,658	$119,083	$993,587
Revisions to acquisition accounting (Note 4)	—	(473)	—	(473)
Balances at June 30, 2020	$579,846	$294,185	$119,083	$993,114

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				June 30, 2020			March 31, 2020
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$1,435,573	$(469,398)	$966,175	$1,435,573	$(445,250)	$990,323
Customer commitments	10	-	25	502,000	(121,347)	380,653	502,000	(111,677)	390,323
Pipeline capacity rights	30			7,799	(1,712)	6,087	7,799	(1,647)	6,152
Rights-of-way and easements	1	-	45	89,709	(7,194)	82,515	89,476	(6,506)	82,970
Water rights	13	-	30	100,937	(9,972)	90,965	100,937	(8,441)	92,496
Executory contracts and other agreements	5	-	30	48,601	(18,990)	29,611	48,570	(18,210)	30,360
Non-compete agreements	2	-	24	12,723	(5,255)	7,468	12,723	(4,735)	7,988
Debt issuance costs (1)	3	-	5	44,457	(36,515)	7,942	44,051	(34,983)	9,068
Total amortizable				2,241,799	(670,383)	1,571,416	2,241,129	(631,449)	1,609,680
Non-amortizable:
Trade names				2,800	—	2,800	2,800	—	2,800
Total				$2,244,599	$(670,383)	$1,574,216	$2,243,929	$(631,449)	$1,612,480

(1)
Includes debt issuance costs related to the Revolving Credit Facility (as defined herein) and the Sawtooth credit agreement. Debt issuance costs related to the fixed-rate notes, Bridge Term Credit Agreement (as defined herein) and Term Credit Agreement (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

The weighted-average remaining amortization period for intangible assets is approximately 18.7 years.

Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2020	2019
	(in thousands)
Depreciation and amortization	$37,263	$28,298
Cost of sales	77	87
Interest expense	1,532	1,276
Operating expenses	62	151
Total	$38,934	$29,812

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amounts in the table above for the three months ended June 30, 2019 do not include amortization expense related to TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statement of operations (see Note 18).

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2021 (nine months)	$105,660
2022	131,329
2023	122,766
2024	116,563
2025	100,334
Thereafter	994,764
Total	$1,571,416

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2020			March 31, 2020
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$1,400,000	$—	$1,400,000	$1,120,000	$—	$1,120,000
Working capital borrowings	258,000	—	258,000	350,000	—	350,000
Senior unsecured notes:
7.500% Notes due 2023 ("2023 Notes")	592,323	(4,904)	587,419	607,323	(5,405)	601,918
6.125% Notes due 2025 ("2025 Notes")	380,020	(3,927)	376,093	387,320	(4,217)	383,103
7.500% Notes due 2026 ("2026 Notes")	425,081	(6,316)	418,765	450,000	(6,975)	443,025
Bridge term credit agreement	—	—	—	250,000	(3,198)	246,802
Term credit agreement	250,000	(8,875)	241,125	—	—	—
Other long-term debt	4,521	—	4,521	4,683	—	4,683
	3,309,945	(24,022)	3,285,923	3,169,326	(19,795)	3,149,531
Less: Current maturities	4,521	—	4,521	4,683	—	4,683
Long-term debt	$3,305,424	$(24,022)	$3,281,402	$3,164,643	$(19,795)	$3,144,848

(1)
Debt issuance costs related to the Revolving Credit Facility and the Sawtooth credit agreement are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Amortization expense for debt issuance costs related to long-term debt in the table above was $2.0 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2021 (nine months)	$4,852
2022	6,429
2023	6,421
2024	3,322
2025	1,864
Thereafter	1,134
Total	$24,022

Credit Agreement

We are party to a credit agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement provides up to $1.915 billion in aggregate commitments and consists of a revolving credit facility to fund working capital needs (“Working Capital Facility”), and another to fund acquisitions and expansion projects (“Expansion Capital Facility”). On April 27, 2020, we amended our Credit Agreement to reallocate availability between the two revolving credit facilities. We reduced the capacity of the Working Capital Facility to $350.0 million and increased the Expansion Capital Facility to $1.565 billion (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”). We had letters of credit of $85.2 million on the Working Capital Facility at June 30, 2020. The capacity under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement) which is calculated based on the value of certain working capital items at any point in time. The commitments under the Credit Agreement expire on October 5, 2021.

At June 30, 2020, the borrowings under the Credit Agreement had a weighted average interest rate of 2.74%, calculated as the weighted average LIBOR rate of 0.19% plus a margin of 2.50% for LIBOR borrowings and the prime rate of 3.25% plus a margin of 1.50% on alternate base rate borrowings. At June 30, 2020, the interest rate in effect on letters of credit was 2.50%. Commitment fees are charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

The Credit Agreement specifies that our senior secured leverage ratio cannot be more than 3.50 to 1, that our interest coverage ratio cannot be less than 2.50 to 1 and the total leverage indebtedness ratio cannot be more than 5.50 to 1 at any quarter end. At June 30, 2020, our senior secured leverage ratio was approximately 3.06 to 1, our interest coverage ratio was approximately 3.47 to 1, and our total leverage indebtedness ratio was approximately 5.36 to 1.

We were in compliance with the covenants under the Credit Agreement at June 30, 2020.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the period indicated:

Three Months Ended
June 30,
2020
(in thousands)
2023 Notes
Notes repurchased	$15,000
Cash paid (excluding payments of accrued interest)	$8,421
Gain on early extinguishment of debt (1)	$6,449

2025 Notes
Notes repurchased	$7,300
Cash paid (excluding payments of accrued interest)	$3,647
Gain on early extinguishment of debt (2)	$3,575

2026 Notes
Notes repurchased	$24,919
Cash paid (excluding payments of accrued interest)	$12,972
Gain on early extinguishment of debt (3)	$11,567

(1)
Gain on early extinguishment of debt for the 2023 Notes is inclusive of the write-off of debt issuance costs of $0.1 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

(2)
Gain on early extinguishment of debt for the 2025 Notes is inclusive of the write-off of debt issuance costs of $0.1 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

(3)
Gain on early extinguishment of debt for the 2026 Notes is inclusive of the write-off of debt issuance costs of $0.4 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Compliance

At June 30, 2020, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Term Credit Agreement

On June 3, 2020, we entered into a new $250.0 million term credit agreement (the “Term Credit Agreement”) with certain funds and accounts managed by affiliates of Apollo Global Management, Inc. to refinance the existing Bridge Term Credit Agreement (as defined herein).

The commitments under the Term Credit Agreement expire on June 3, 2023 and are callable by us after two years at par. We are subject to prepayments of principal if we enter into certain transactions to sell assets, issue equity or obtain new borrowings.

The obligations under the Term Credit Agreement are guaranteed by the Partnership and certain of NGL Energy Operating LLC’s (“Borrower”) wholly-owned subsidiaries, and are secured by substantially all of the assets of the Borrower, the Partnership and the other subsidiary guarantors subject to certain customary exclusions.

All borrowings under the Term Credit Agreement bear interest at LIBOR (based on the higher of one-month or three-month LIBOR), subject to a 1.50% LIBOR floor, plus 8.00%. At June 30, 2020, the borrowings under the Term Credit Agreement had an interest rate of 9.50% (as of June 30, 2020 the reference LIBOR rate was below the LIBOR floor of 1.50%).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Term Credit Agreement contains various customary representations, warranties and covenants by the Partnership and its subsidiaries, including, without limitation, (i) financial covenants limiting leverage, including senior secured leverage and total leverage, and requiring a minimum interest coverage, (ii) negative covenants limiting indebtedness, liens, investments, equity distributions, dispositions and fundamental changes and involving the Partnership or its subsidiaries and (iii) affirmative covenants requiring, among other things, reporting of financial information and material events and covenants to maintain existence and pay taxes, in each case substantially consistent with the Borrower’s existing Revolving Credit Facility.

The Term Credit Agreement specifies that our senior secured leverage ratio cannot be more than 3.50 to 1, that our interest coverage ratio cannot be less than 2.50 to 1 and the total leverage indebtedness ratio cannot be more than 5.75 to 1 for the four fiscal quarters of the fiscal year ending March 31, 2021. As of June 30, 2021 and through June 3, 2023, the maximum total leverage indebtedness ratio will be 5.50 to 1. At June 30, 2020, our senior secured leverage ratio was approximately 3.06 to 1, our interest coverage ratio was approximately 3.47 to 1, and our total leverage indebtedness ratio was approximately 5.36 to 1.

At June 30, 2020, we were in compliance with the covenants under the Term Credit Agreement.

Bridge Term Credit Agreement

On July 2, 2019, we entered into a bridge term credit agreement (the “Bridge Term Credit Agreement”) with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. On June 3, 2020, we used the proceeds from the Term Credit Agreement to pay off the outstanding balance of the Bridge Term Credit Agreement. We wrote off $2.2 million of debt issuance costs to gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Sawtooth Credit Agreement

On November 27, 2019, Sawtooth Caverns LLC (“Sawtooth”), a joint venture in which we own approximately a 71.5% interest, entered into a credit agreement with Zions Bancorporation (doing business as “Amegy Bank”). The Sawtooth credit agreement has a capacity of $20.0 million. The commitments under the Sawtooth credit agreement expire on November 27, 2022. At June 30, 2020, no amounts had been borrowed under the Sawtooth credit agreement. Commitment fees are charged at a rate of 0.50% on any unused capacity.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $4.5 million at June 30, 2020.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2020:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Term Credit Agreement	Other Long-Term Debt	Total
	(in thousands)
2021 (nine months)	$—	$—	$—	$4,521	$4,521
2022	1,658,000	—	—	—	1,658,000
2023	—	—	—	—	—
2024	—	592,323	250,000	—	842,323
2025	—	380,020	—	—	380,020
Thereafter	—	425,081	—	—	425,081
Total	$1,658,000	$1,397,424	$250,000	$4,521	$3,309,945

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On December 23, 2019, the trial court issued an Order certifying for immediate review by the appellate court the issue of whether the types of damages awarded by the jury are legally supportable since it was also determined by the Court that there was no contract between the parties. On January 7, 2020, the Supreme Court of Delaware entered an Order expanding the issues to be reviewed on appeal to include the additional issues raised by the NGL parties’ application - namely, whether the December 5th Order correctly set aside the jury’s $4.0 million quantum meruit award, whether certain jury instructions were correct and whether the evidence presented at trial supported the claims asserted by LCT. The Supreme Court consolidated the appeal proceedings for judicial efficiency and set a briefing cycle for the parties whereby the appeal-related briefs and materials were fully submitted by both parties on August 10, 2020. It is our position that the awards, even if they each stand, are not cumulative. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the board of directors of our general partner once all information is available to it and after the post-trial and any appellate process has concluded and the verdict is final as a matter of law. Because the Partnership is a named defendant in the lawsuit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million. As of June 30, 2020, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At June 30, 2020, we have an environmental liability, measured on an undiscounted basis, of $1.9 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Balance at March 31, 2020	$18,416
Liabilities incurred	830
Accretion expense	354
Balance at June 30, 2020	$19,600

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at June 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (nine months)	$12,455
2022	11,838
2023	4,497
2024	197
2025	172
Thereafter	526
Total	$29,685

As part of the acquisition of Hillstone, discussed in Note 4, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months ended June 30, 2020, we recorded $0.7 million within operating expense in our unaudited condensed consolidated statement of operations. At June 30, 2020, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $8.1 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at June 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (nine months)	$26,509
2022	35,314
2023	35,314
2024	35,410
2025	30,897
Total	$163,444

Construction Commitments

At June 30, 2020, we had construction commitments of $2.5 million.

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At June 30, 2020, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2021 (nine months)	$48,972	1,347	$11,545	25,416
2022	—	—	2,495	5,766
Total	$48,972	1,347	$14,040	31,182

Index-Price Commodity Purchase Commitments:
2021 (nine months)	$787,180	22,005	$456,844	937,433
2022	707,480	18,484	17,601	37,069
2023	643,062	15,702	—	—
2024	602,350	14,359	—	—
2025	436,785	10,220	—	—
Thereafter	17,426	390	—	—
Total	$3,194,283	81,160	$474,445	974,502

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2020, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2021 (nine months)	$49,667	1,347	$89,105	142,845
2022	—	—	5,522	10,010
2023	—	—	28	35
Total	$49,667	1,347	$94,655	152,890

Index-Price Commodity Sale Commitments:
2021 (nine months)	$545,789	13,865	$582,198	871,580
2022	193,108	4,745	11,309	18,682
2023	198,301	4,745	—	—
2024	204,146	4,758	—	—
2025	208,894	4,745	—	—
Thereafter	17,426	390	—	—
Total	$1,367,664	33,248	$593,507	890,262

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $3.5 million of our prepaid expenses and other current assets and $2.7 million of our accrued expenses and other payables at June 30, 2020.

Note 10—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts and obligations. As of June 30, 2020, we owned 8.69% of our general partner.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan during the three months ended June 30, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our Distributions

The following table summarizes distributions declared on our common units during the last two quarters:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 27, 2020	May 7, 2020	May 15, 2020	$0.2000	$25,754	$26
July 23, 2020	August 6, 2020	August 14, 2020	$0.2000	$25,754	$26

Class B Preferred Units

On June 13, 2017, we issued 8,400,000 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $202.7 million (net of the underwriters’ discount of $6.6 million and offering costs of $0.7 million).

On July 2, 2019, we issued 4,185,642 Class B Preferred Units to fund a portion of the purchase price for the Mesquite acquisition.

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last two quarters:

				Amount Paid to Class B
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 16, 2020	March 31, 2020	April 15, 2020	$0.5625	$7,079
June 15, 2020	June 30, 2020	July 15, 2020	$0.5625	$7,079

The distribution amount paid on July 15, 2020 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2020.

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

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). The following table summarizes distributions declared on our Class C Preferred Units during the last two quarters:

				Amount Paid to Class C
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 16, 2020	March 31, 2020	April 15, 2020	$0.6016	$1,083
June 15, 2020	June 30, 2020	July 15, 2020	$0.6016	$1,083

The distribution amount paid on July 15, 2020 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at June 30, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Class D Preferred Units

On July 2, 2019, we completed a private placement of an aggregate of 400,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of $385.4 million. On October 31, 2019, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for net proceeds of $194.7 million. As of June 30, 2020, all warrants are still outstanding.

The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per every $1,000 in unit value per year). The following table summarizes distributions declared on our Class D Preferred Units during the last two quarters:

				Amount Paid to Class D
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
April 27, 2020	May 7, 2020	May 15, 2020	$11.25	$6,868
July 23, 2020	August 6, 2020	August 14, 2020	$11.25	$6,946

The distributions paid in cash for the three months ended June 30, 2020 of $6.9 million represented 50% of the Class D Preferred Units distribution amount. In accordance with the terms of our Partnership Agreement, the value of each Class D Preferred Unit shall automatically increase by the non-cash accretion, which is approximately $6.9 million in the aggregate with respect to the distributions for the three months ended June 30, 2020.

Equity-Based Incentive Compensation

Our general partner has adopted a long-term incentive plan (“LTIP”), which allows for the issuance of equity-based compensation. Our general partner has granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients through the vesting date (the “Service Awards”). The awards may also vest upon a change of control, at the discretion of the board of directors of our general partner. No distributions accrue to or are paid on the Service Awards during the vesting period.

The following table summarizes the Service Award activity during the three months ended June 30, 2020:

Unvested Service Award units at March 31, 2020	1,371,425
Units granted	3,000
Units forfeited	(10,500)
Unvested Service Award units at June 30, 2020	1,363,925

The following table summarizes the scheduled vesting of our unvested Service Award units at June 30, 2020:

Fiscal Year Ending March 31,
2021 (nine months)	907,700
2022	456,225
Total	1,363,925

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. The weighted-average grant price for June 30, 2020 was $4.54. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

During the three months ended June 30, 2020 and 2019, we recorded compensation expense related to Service Award units of $1.3 million and $2.8 million, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at June 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (nine months)	$3,602
2022	1,706
Total	$5,308

As of June 30, 2020, there are approximately 2.9 million common units remaining available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	June 30, 2020		March 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$23,080	$(8,509)	$64,037	$(2,235)
Level 2 measurements	3,486	(3,584)	25,217	(17,635)
	26,566	(12,093)	89,254	(19,870)

Netting of counterparty contracts (1)	(8,530)	8,530	(2,282)	2,282
Net cash collateral provided (held)	3,688	—	(50,104)	(370)
Commodity derivatives	$21,724	$(3,563)	$36,868	$(17,958)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2020	March 31, 2020
	(in thousands)
Prepaid expenses and other current assets	$21,724	$36,868
Accrued expenses and other payables	(3,469)	(17,777)
Other noncurrent liabilities	(94)	(181)
Net commodity derivative asset	$18,161	$18,910

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2020:
Crude oil fixed-price (1)	July 2020–December 2021	(2,565)	$13,408
Propane fixed-price (1)	July 2020–December 2021	1,209	3,024
Refined products fixed-price (1)	July 2020–March 2021	(193)	(727)
Other	July 2020–March 2022		(1,232)
			14,473
Net cash collateral provided			3,688
Net commodity derivative asset			$18,161

At March 31, 2020:
Crude oil fixed-price (1)	April 2020–December 2021	(2,252)	$41,721
Propane fixed-price (1)	April 2020–December 2021	415	(738)
Refined products fixed-price (1)	April 2020–January 2021	(26)	27,401
Other	April 2020–March 2022		1,000
			69,384
Net cash collateral held			(50,474)
Net commodity derivative asset			$18,910

(1)
We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended June 30, 2020 and 2019, we recorded a net loss of $27.4 million and a net gain of $5.6 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. The amounts for the three months ended June 30, 2020 and 2019 do not include net gains and losses related to Mid-Con (as defined herein), Gas Blending (as defined herein) and TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statement of operations (see Note 18).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2020, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2020, we had $1.7 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 2.74%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to LIBOR interest rates. At June 30, 2020, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 9.50%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2020 (in thousands):

Senior Unsecured Notes:
2023 Notes	$497,551
2025 Notes	$292,972
2026 Notes	$324,788

For the Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 12—Segments

As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment, the Chief Operating Decision Maker (CODM) decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment would be aggregated with the former Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the three months ended June 30, 2019 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported.

The following table summarizes revenues related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$230,728	$682,069
Crude oil transportation and other	42,641	39,997
Non-Topic 606 revenues	3,169	3,621
Elimination of intersegment sales	(499)	(9,527)
Total Crude Oil Logistics revenues	276,039	716,160
Water Solutions:
Topic 606 revenues
Disposal service fees	81,378	51,140
Sale of recovered crude oil	1,368	14,335
Sale of brackish non-potable water	1,833	2,096
Other service revenues	3,486	4,212
Total Water Solutions revenues	88,065	71,783
Liquids and Refined Products:
Topic 606 revenues
Refined products sales	210,547	674,713
Propane sales	121,528	139,374
Butane sales	55,197	82,225
Other product sales	48,335	114,605
Service revenues	6,342	8,787
Non-Topic 606 revenues	38,717	65,178
Elimination of intersegment sales	(668)	(1,189)
Total Liquids and Refined Products revenues	479,998	1,083,693
Corporate and Other:
Non-Topic 606 revenues	313	255
Total Corporate and Other revenues	313	255
Total revenues	$844,415	$1,871,891

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 7 and Note 8) and operating income (loss) by segment for the periods indicated.

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$16,795	$17,585
Water Solutions	58,195	28,223
Liquids and Refined Products	8,233	7,441
Corporate and Other	4,457	2,868
Total depreciation and amortization	$87,680	$56,117

Operating Income (Loss):
Crude Oil Logistics	$23,320	$33,802
Water Solutions	(16,047)	13,689
Liquids and Refined Products	4,562	15,371
Corporate and Other	(22,620)	(15,342)
Total operating (loss) income	$(10,785)	$47,520

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions. The information below does not include goodwill by segment.

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Crude Oil Logistics	$5,672	$14,805
Water Solutions	20,702	203,900
Liquids and Refined Products	1,532	5,553
Corporate and Other	2,032	739
Total	$29,938	$224,997

All of the tables above do not include amounts for the three months ended June 30, 2019 related to Mid-Con, Gas Blending and TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statement of operations (see Note 18).

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	June 30, 2020	March 31, 2020
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,553,137	$1,567,503
Water Solutions	3,344,740	3,382,727
Liquids and Refined Products (1)	639,063	654,530
Corporate and Other	40,402	33,570
Total	$5,577,342	$5,638,330

(1)	Includes $23.9 million and $25.9 million of non-US long-lived assets at June 30, 2020 and March 31, 2020, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	June 30, 2020	March 31, 2020
	(in thousands)
Total assets:
Crude Oil Logistics	$1,896,491	$1,886,211
Water Solutions	3,472,566	3,539,328
Liquids and Refined Products (1)	896,997	972,684
Corporate and Other	60,032	100,513
Total	$6,326,086	$6,498,736

(1)	Includes $44.9 million and $37.8 million of non-US total assets at June 30, 2020 and March 31, 2020, respectively.

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

The following table summarizes these related party transactions for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Sales to WPX	$9,756	$8,436
Purchases from WPX (1)	$33,773	$80,771
Sales to entities affiliated with management	$880	$1,021
Purchases from entities affiliated with management	$67	$1,156
Purchases from equity method investees	$453	$—

(1)	Amount primarily relates to purchases of crude oil under the definitive agreement we signed with WPX.

Accounts receivable from affiliates consist of the following at the dates indicated:

	June 30, 2020	March 31, 2020
	(in thousands)
Receivables from NGL Energy Holdings LLC	$7,940	$7,781
Receivables from WPX	4,784	3,563
Receivables from entities affiliated with management	104	151
Receivables from equity method investees	1,986	1,439
Total	$14,814	$12,934

Accounts payable to affiliates consist of the following at the dates indicated:

	June 30, 2020	March 31, 2020
	(in thousands)
Payables to WPX	$22,365	$17,039
Payables to entities affiliated with management	1	149
Payables to equity method investees	498	529
Total	$22,864	$17,717

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 14—Revenue from Contracts with Customers

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of June 30, 2020.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids and Refined Products segment includes $1.0 million of net gains related to changes in the mark-to-market value of these arrangements recorded during the three months ended June 30, 2020.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at June 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (nine months)	$181,644
2022	210,387
2023	204,131
2024	173,712
2025	147,638
Thereafter	164,437
Total (1)	$1,081,949

(1)	Amount includes revenue from a counterparty that filed for Chapter 11 bankruptcy in June 2020. See Note 17 for a further discussion.

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	Balance at
	March 31, 2020	June 30, 2020
	(in thousands)
Accounts receivable from contracts with customers	$372,930	$324,290

Contract liabilities balance at March 31, 2020	$19,536
Payment received and deferred	12,711
Payment recognized in revenue	(6,921)
Contract liabilities balance at June 30, 2020	$25,326

Note 15—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Operating lease expense	$18,277	$29,398
Variable lease expense	4,879	1,808
Short-term lease expense	396	126
Total lease expense	$23,552	$31,332

Amounts in the table above for the three months ended June 30, 2019 do not include lease expense related to TPSL and Gas Blending, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statement of operations (see Note 18).

The following table summarizes maturities of our operating lease obligations at June 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (nine months)	$61,077
2022	44,199
2023	30,703
2024	19,332
2025	10,252
Thereafter	59,762
Total lease payments	225,325
Less imputed interest	(50,619)
Total operating lease obligations	$174,706

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Three Months Ended June 30,
	2020	2019 (1)
	(in thousands)
Cash paid for amounts included in the measurement of operating lease obligations	$17,678	$29,108
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$12,642	$552,527

(1)
Amounts in the table for the three months ended June 30, 2019 include the leases and activity for the TPSL and Gas Blending businesses which were sold during the fiscal year ended March 31, 2020 (see Note 18).

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended June 30, 2020, fixed rental revenue was $4.3 million, which includes $0.7 million of sublease revenue. During the three months ended June 30, 2019, fixed rental revenue was $5.4 million, which includes $1.4 million of sublease revenue.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at June 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (nine months)	$12,666
2022	8,112
2023	5,605
2024	3,001
2025	2,165
Thereafter	11,275
Total	$42,824

Note 16—Allowance for Current Expected Credit Loss (CECL)

ASU 2016-13 requires that an allowance for expected credit losses be recognized for certain financial assets that reflects the current expected credit loss over the financial asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and reasonable and supportable forecasts.

We are exposed to credit losses primarily through sale of products and services and notes receivable from third-parties. A counterparty’s ability to pay is assessed through a credit process that considers the payment terms, the counterparty’s established credit rating or our assessment of the counterparty’s credit worthiness and other risks. We can require prepayment or collateral to mitigate credit risks.

We group our financial assets into pools of counterparties with similar risk characteristics for the purpose of determining the allowance for expected credit losses. Each reporting period, we assess whether a significant change in the risk of expected credit loss has occurred. Among the quantitative and qualitative factors considered in calculating our allowance for expected credit losses are historical financial data, including write-offs and allowances, current conditions, industry risk and current credit ratings. Financial assets will be written off in whole, or in part, when practical recovery efforts have been exhausted and no reasonable expectation of recovery exists. Subsequent recoveries of amounts previously written off are recorded as an increase to the allowance. We manage receivable pools using past due balances as a key credit quality indicator.

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2020	$4,540	$—
Cumulative effect adjustment	433	680
Current period provision for expected credit losses	(27)	—
Write-offs charged against the allowance	(1,272)	(222)
Balance at June 30, 2020	$3,674	$458

Note 17—Other Matters

Third-party Loan Receivable
As discussed previously in Note 2, we had an outstanding loan receivable of $26.7 million, including accrued interest, associated with our interest in the Facility that is utilized by a third party. Our loan receivable was secured by title to and a lien interest on the Facility. The third party filed a petition for bankruptcy under Chapter 11 of the bankruptcy code in July 2019, at which time we filed our Proof of Claim within the bankruptcy case. The Chapter 11 plan, as supplemented, was approved by the bankruptcy court in February 2020, pursuant to which we were expected to be paid a $26.7 million secured claim as an unimpaired creditor. After the approval of the supplemental plan, the third party attempted to negotiate with us to accept an amount less than the full amount of our claim or to take back the Facility in kind. In May 2020, we filed a motion with the bankruptcy court to compel the third party to pay us the full amount of the claim in accordance with the approved plan. The bankruptcy court ruled in May 2020 that the third party would need to either pay us the full amount of the claim or deliver the Facility to us at a destination of our reasonable choosing. On June 26, 2020, we settled our claim with the third party and

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

agreed to receive $16.3 million, for which we released any and all claims and/or liens with respect to the Facility and transferred title of the Facility to the third party. For the remaining $10.4 million of the loan receivable, we have filed an unsecured claim within the bankruptcy. As of June 30, 2020, we wrote-off approximately $9.4 million, the portion of the unsecured claimed we have deemed uncollectible, and this amount was recorded as a loss within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. As of June 30, 2020, the remaining balance of $0.6 million, net of an allowance for an expected credit loss, is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Third-party Bankruptcy

During the three months ended June 30, 2020, a third-party, who is a significant shipper on our crude oil pipeline, filed a petition for bankruptcy under Chapter 11 of the bankruptcy code. This third-party has transportation contracts pursuant to which it has committed to ship crude oil on our pipeline through October 2026. As part of the bankruptcy filing, the third-party has requested that the court authorize it to reject these transportation contracts, effective June 14, 2020. We dispute the third party’s ability to reject the transportation contracts and have, among other things, filed an objection within the bankruptcy and, currently, a hearing on this matter is set to take place on September 3, 2020. The third-party also has a water disposal contract with our Water Solutions segment whereby we dispose of its produced water for a fee. For this contract, because we are secured by statutory liens, we have requested that they pay us for those prepetition services under authority granted to them by the bankruptcy court. Pending receipt of that payment, we will be filing a secured claim in the bankruptcy case. On August 10, 2020, the third-party filed a motion with the bankruptcy court to also reject our water disposal contract and we have 14 days from the date of their filing in which to respond with our objection. Since the filing of the bankruptcy petition, the third-party has continued to utilize the services under both the transportation contracts and the water disposal contract and the third-party is current on all of its post filing date receivables.

Note 18—Discontinued Operations

As previously disclosed, on September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) to Trajectory Acquisition Company, LLC. On January 3, 2020, we completed the sale of our refined products business in the mid-continent region of the United States (“Mid-Con”) to a third-party. On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party. As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for all periods presented, and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Revenues	$16,198	$4,766,000
Cost of sales	16,311	4,763,537
Operating expenses	208	2,955
General and administrative expense	—	21
Depreciation and amortization	—	454
Loss on disposal or impairment of assets, net (1)	1,065	—
Operating loss from discontinued operations	(1,386)	(967)
Interest expense	(100)	(31)
Other income, net	—	65
Loss from discontinued operations before taxes	(1,486)	(933)
Income tax expense	—	(10)
Loss from discontinued operations, net of tax	$(1,486)	$(943)

(1)	Amount for the three months ended June 30, 2020 includes a loss of $1.0 million on the sale of Gas Blending and $0.1 million on the sale of TPSL.

Continuing Involvement

As of June 30, 2020, we have commitments to sell up to 56.8 million gallons of propane, valued at $37.4 million (based on the contract price), to Superior Plus Corp. and DCC LPG, the purchasers of our former Retail Propane segment, through May 2021. During the three months ended June 30, 2020, we received $0.6 million from DCC LPG for propane sold to them during the period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2020. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Annual Report”) filed with the Securities and Exchange Commission on June 1, 2020.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2020, our operations included three segments: Crude Oil Logistics, Water Solutions and Liquids and Refined Products. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment (see “Acquisitions and Dispositions” below and Note 18 to our unaudited condensed consolidated financial statements included in this Quarterly Report), the Chief Operating Decision Maker (CODM) decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment would be aggregated with the former Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the three months ended June 30, 2019 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Total revenues	$844,415	$1,871,891
Total cost of sales	677,047	1,689,930
Operating expenses	64,987	61,312
General and administrative expense	17,158	20,342
Depreciation and amortization	83,986	53,754
Loss (gain) on disposal or impairment of assets, net	12,022	(967)
Operating (loss) income	(10,785)	47,520
Equity in earnings of unconsolidated entities	289	8
Interest expense	(43,961)	(39,877)
Gain on early extinguishment of liabilities, net	19,355	—
Other income, net	1,035	1,010
(Loss) income from continuing operations before income taxes	(34,067)	8,661
Income tax benefit	301	321
(Loss) income from continuing operations	(33,766)	8,982
Loss from discontinued operations, net of tax	(1,486)	(943)
Net (loss) income	(35,252)	8,039
Less: Net (income) loss attributable to noncontrolling interests	(51)	268
Net (loss) income attributable to NGL Energy Partners LP	$(35,303)	$8,307

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2021.

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

In addition, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide, which contributed to a massive economic slowdown and decreased demand for crude oil. This period of unprecedented restrictions on travel and economic activity significantly reduced demand for refined products. The reduction in refined products demand, lower crude oil prices and limited storage capacity combined to put significant downward pressure on domestic crude oil and natural gas producers as they assess their future drilling and production plans. All three of our segments were negatively impacted by the lower commodity price environment and reduced demand.

Also, commodity price declines have had an adverse impact on many participants in the energy markets, and the inherent risk of customer or counterparty nonperformance is higher when commodity prices are low or decline. In June 2020, a significant shipper on our crude oil pipeline filed a petition under Chapter 11 bankruptcy and in their filing requested that the court authorize it to reject this transportation contract. We have filed an objection and are currently awaiting a hearing on this matter. Approval of the rejection of this contract by the court could have a significant impact on our results of operations. The same third-party also has a water disposal contract with our Water Solutions segment in which we dispose of their produced water for a fee. See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

While some global and regional economies are beginning to reopen, the potential future limitations and impact of COVID-19 on our business are still unknown at this time. Crude oil prices have increased but are still relatively low, and future drilling and production plans are continually being assessed. Given the uncertain timing of a return of refined product demand to historical levels and of a recovery in commodity prices, the extent of the impact these events will continue to have on our results of operations is unclear but could be material.

Acquisitions and Dispositions

We completed numerous acquisitions and dispositions during the fiscal year ended March 31, 2020. These transactions impact the comparability of our results of operations between our current and prior fiscal years. We have not completed any acquisitions or dispositions during the three months ended June 30, 2020.

During the fiscal year ended March 31, 2020, we completed the following acquisitions:

•	On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) (including 34 saltwater disposal wells and approximately 175 miles of pipelines);

•	On October 31, 2019, we acquired all of the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) (including 19 saltwater disposal wells);

•
On November 7, 2019, we acquired the exclusive rights to use certain land in Lea County, New Mexico for produced and treated water operations from one entity, certain membership interests in another entity and other assets;

•	During the fiscal year ended March 31, 2020, we acquired one saltwater disposal facility (including three saltwater disposal wells) in Eddy County, New Mexico; and

•	During the fiscal year ended March 31, 2020, we acquired land and two saltwater disposal wells in Pecos County, Texas.

During the fiscal year ended March 31, 2020, we completed the following dispositions:

•	On September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) to Trajectory Acquisition Company, LLC;

•	On January 3, 2020, we completed the sale of our refined products business in the mid-continent region of the United States (“Mid-Con”) to a third-party; and

•	On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party.

As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows. See Note 18 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these transactions.

Term Credit Agreement

On June 3, 2020, we entered into a new $250.0 million term credit agreement (the “Term Credit Agreement”) with certain funds and accounts managed by affiliates of Apollo Global Management, Inc. to refinance the existing bridge term credit agreement (the “Bridge Term Credit Agreement”). The commitments under the Term Credit Agreement expire on June 3, 2023 and are callable by us after two years at par. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Repurchases of Senior Unsecured Notes

During the three months ended June 30, 2020, we repurchased $15.0 million of the 7.50% senior unsecured notes due 2023 (“2023 Notes”), $7.3 million of the 6.125% senior unsecured notes due 2025 (“2025 Notes”) and $24.9 million of the 7.50% senior unsecured notes due 2026 (“2026 Notes”).

Segment Operating Results for the Three Months Ended June 30, 2020 and 2019

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$230,728	$682,069	$(451,341)
Crude oil transportation and other	45,810	43,618	2,192
Total revenues (1)	276,538	725,687	(449,149)
Expenses:
Cost of sales-excluding impact of derivatives	193,592	662,038	(468,446)
Derivative loss (gain)	24,464	(3,271)	27,735
Operating expenses	14,826	14,378	448
General and administrative expenses	2,091	1,771	320
Depreciation and amortization expense	16,795	17,585	(790)
Loss (gain) on disposal or impairment of assets, net	1,450	(616)	2,066
Total expenses	253,218	691,885	(438,667)
Segment operating income	$23,320	$33,802	$(10,482)

Crude oil sold (barrels)	9,292	11,291	(1,999)
Crude oil transported on owned pipelines (barrels)	10,476	11,789	(1,313)
Crude oil storage capacity - owned and leased (barrels) (2)	5,239	5,232	7
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,563	(501)
Crude oil inventory (barrels) (2)	1,622	1,125	497
Crude oil sold ($/barrel)	$24.831	$60.408	$(35.577)
Cost per crude oil sold ($/barrel)	$23.467	$58.344	$(34.877)
Crude oil product margin ($/barrel)	$1.364	$2.064	$(0.700)

(1)
Revenues include $0.5 million and $9.5 million of intersegment sales during the three months ended June 30, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)	Information is presented as of June 30, 2020 and June 30, 2019, respectively.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices and sales volumes during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Crude Oil Transportation and Other Revenues. The increase was partially due to our Grand Mesa Pipeline, which increased revenues by $1.3 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a tariff increase in July 2019. During the three months ended June 30, 2020, financial volumes on the Grand Mesa Pipeline averaged approximately 119,000 barrels per day (volume amounts are from both internal and external parties). Net realized margins on certain volumes purchased and shipped on the pipeline were negatively impacted by the extreme crude oil price volatility during the three months ended June 30, 2020. Also, there was an increase of $1.3 million due to the new barges and towing equipment we received during the fiscal year ended March 31, 2020.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Derivative Loss (Gain). Our cost of sales during the three months ended June 30, 2020 included $9.8 million of net realized losses on derivatives and $14.6 million of net unrealized losses on derivatives. Our cost of sales during the three months ended June 30, 2019 included $1.4 million of net realized gains on derivatives and $1.9 million of net unrealized gains on derivatives.

Operating and General and Administrative Expenses. Operating and general and administrative expenses were consistent with the prior year.

Depreciation and Amortization Expense. The decrease was due to asset retirements.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2020, we recorded a net loss of $1.5 million related to the disposal of certain assets. During the three months ended June 30, 2019, we recorded a net gain of $0.6 million related to the disposal of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$78,317	$45,927	$32,390
Sale of recovered crude oil	1,368	14,335	(12,967)
Other service revenues	8,380	11,521	(3,141)
Total revenues	88,065	71,783	16,282
Expenses:
Cost of sales-excluding impact of derivatives	115	248	(133)
Derivative loss (gain)	4,585	(3,055)	7,640
Operating expenses	39,299	32,456	6,843
General and administrative expenses	1,651	963	688
Depreciation and amortization expense	58,133	28,071	30,062
Loss (gain) on disposal or impairment of assets, net	329	(589)	918
Total expenses	104,112	58,094	46,018
Segment operating (loss) income	$(16,047)	$13,689	$(29,736)

Produced water processed (barrels per day)
Northern Delaware Basin	915,188	88,089	827,099
Permian Basin	214,340	311,540	(97,200)
Eagle Ford Basin	95,375	267,244	(171,869)
DJ Basin	132,365	169,620	(37,255)
Other Basins	9,151	12,394	(3,243)
Total	1,366,419	848,887	517,532
Solids processed (barrels per day)	1,899	5,442	(3,543)
Skim oil sold (barrels per day) (1)	687	2,860	(2,173)
Service fees for produced water processed ($/barrel) (2)	$0.63	$0.59	$0.04
Recovered crude oil for produced water processed ($/barrel) (2)	$0.01	$0.19	$(0.18)
Operating expenses for produced water processed ($/barrel) (2)	$0.32	$0.42	$(0.10)

(1)	During the three months ended June 30, 2020, approximately 1,054 barrels per day of skim oil were not sold due to crude oil prices but rather were stored for sale at a later date.

(2)	Total produced water barrels processed during the three months ended June 30, 2020 and 2019 were 124,344,088 and 77,248,629, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in the price we receive to dispose of a barrel of water and an increase in the volume of produced water processed at acquired (primarily Mesquite and Hillstone) and newly developed facilities.

Recovered Crude Oil Revenues. The decrease was due primarily to approximately 1,054 barrels per day of skim oil that were stored rather than sold during the three months ended June 30, 2020 due to low crude oil prices. We expect to sell the stored crude oil during the three months ended September 30, 2020.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues and brackish non-potable water revenues. The decrease was due primarily to lower solids disposal revenues, water pipeline revenues and land surface use revenues due to reduced customer drilling activity resulting from the decline in crude oil prices. These decreases were partially offset by the sale of water to customers for use in their operations.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower disposal volumes as a result of the decline in customer drilling activity due to lower crude oil prices.

Derivative Loss (Gain). We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the three months ended June 30, 2020 included $13.3 million of net unrealized losses on derivatives and $8.7 million of net realized gains on derivatives. Our cost of sales during the three months ended June 30, 2019 included $2.9 million of net realized gains on derivatives and $0.2 million of net unrealized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April 2020 through December 2020 and recorded a gain of $1.9 million on those derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to the increase in the number of water disposal facilities and wells that we own and operate, both through acquisitions and development of new facilities.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and newly developed facilities.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2020, we recorded a net loss of $0.3 million on the disposals of certain assets. During the three months ended June 30, 2019, we recorded a gain of $1.0 million for cash received related to a loan receivable written off in a prior period. In addition, during the three months ended June 30, 2019, we recorded a net loss of $0.4 million on the disposals of certain assets.

Liquids and Refined Products

The following table summarizes the operating results of our Liquids and Refined Products segment for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands, except per gallon amounts)

Refined products sales:
Revenues-excluding impact of derivatives (1)(2)	$210,642	$668,558	$(457,916)
Cost of sales-excluding impact of derivatives (3)	207,612	659,679	(452,067)
Derivative loss (gain)	445	(427)	872
Product margin	2,585	9,306	(6,721)

Propane sales:
Revenues (1)	122,323	140,159	(17,836)
Cost of sales-excluding impact of derivatives	114,622	135,199	(20,577)
Derivative (gain) loss	(4,334)	2,810	(7,144)
Product margin	12,035	2,150	9,885

Butane sales:
Revenues (1)	55,429	82,312	(26,883)
Cost of sales-excluding impact of derivatives	51,655	75,541	(23,886)
Derivative loss (gain)	1,013	(6,105)	7,118
Product margin	2,761	12,876	(10,115)

Other product sales:
Revenues-excluding impact of derivatives (1)	84,166	195,956	(111,790)
Cost of sales-excluding impact of derivatives	81,725	182,269	(100,544)
Derivative loss	1,230	4,490	(3,260)
Product margin	1,211	9,197	(7,986)

Service revenues:
Revenues (1)	9,056	11,115	(2,059)
Cost of sales	1,986	3,983	(1,997)
Product margin	7,070	7,132	(62)

Expenses:
Operating expenses	10,862	14,173	(3,311)
General and administrative expenses	2,078	3,765	(1,687)
Depreciation and amortization expense	8,156	7,355	801
Loss (gain) on disposal or impairment of assets, net	4	(3)	7
Total expenses	21,100	25,290	(4,190)
Segment operating income	$4,562	$15,371	$(10,809)

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands, except per gallon amounts)

Liquids and Refined Products storage capacity - owned and leased (gallons) (4)	399,251	400,409	(1,158)

Refined products sold (gallons)	211,974	321,634	(109,660)
Refined products sold ($/gallon)	$0.994	$2.102	$(1.108)
Cost per refined products sold ($/gallon)	$0.979	$2.077	$(1.098)
Refined products product margin ($/gallon)	$0.015	$0.025	$(0.010)
Refined products inventory (gallons) (4)	2,656	4,420	(1,764)

Propane sold (gallons)	252,289	245,267	7,022
Propane sold ($/gallon)	$0.485	$0.571	$(0.086)
Cost per propane sold ($/gallon)	$0.437	$0.563	$(0.126)
Propane product margin ($/gallon)	$0.048	$0.008	$0.040
Propane inventory (gallons) (4)	77,968	76,012	1,956
Propane storage capacity leased to third parties (gallons) (4)	46,066	45,436	630

Butane sold (gallons)	119,566	142,479	(22,913)
Butane sold ($/gallon)	$0.464	$0.578	$(0.114)
Cost per butane sold ($/gallon)	$0.440	$0.487	$(0.047)
Butane product margin ($/gallon)	$0.024	$0.091	$(0.067)
Butane inventory (gallons) (4)	73,291	53,219	20,072
Butane storage capacity leased to third parties (gallons) (4)	33,894	33,894	—

Other products sold (gallons)	114,222	154,592	(40,370)
Other products sold ($/gallon)	$0.737	$1.268	$(0.531)
Cost per other products sold ($/gallon)	$0.726	$1.208	$(0.482)
Other products product margin ($/gallon)	$0.011	$0.060	$(0.049)
Other products inventory (gallons) (4)	31,583	52,071	(20,488)

(1)
Revenues include $0.7 million and $1.2 million of intersegment sales during the three months ended June 30, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.

(2)
Revenues included $7.5 million of intersegment sales during the three months ended June 30, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.

(3)
Cost of sales included $8.8 million of intersegment cost of sales during the three months ended June 30, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.

(4)	Information is presented as of June 30, 2020 and June 30, 2019, respectively.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to a decrease in refined products prices and volumes. The decrease in overall prices was due to the sizable reduction in demand for both gasoline and diesel products due to COVID-19. There was also a large decrease in volumes due to the elimination of our sales in the Northeast and Southeast due to our non-compete clause with the purchaser of our TPSL business.

Refined Products Derivative Loss (Gain). Our refined products margin during the three months ended June 30, 2020 included a loss of $0.4 million from our risk management activities due primarily to unrealized losses on our open forward physical positions. Our refined products margin during the three months ended June 30, 2019 included a gain of $0.4 million from our risk management activities due primarily to unrealized gains on our open forward physical positions.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to lower commodity prices.

Propane Derivative (Gain) Loss. Our cost of wholesale propane sales included $3.9 million of net unrealized gains on derivatives and $0.4 million of net realized gains on derivatives during the three months ended June 30, 2020. During the three months ended June 30, 2019, our cost of wholesale propane sales included $3.2 million of net unrealized losses on derivatives and $0.4 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, increased as inventory values aligned with reduced commodity prices.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices and volumes as a result of lower demand.

Butane Derivative Loss (Gain). Our cost of butane sales during the three months ended June 30, 2020 included $2.9 million of net unrealized losses on derivatives and $1.9 million of net realized gains on derivatives. Our cost of butane sales included $4.8 million of net unrealized gains on derivatives and $1.3 million of net realized gains on derivatives during the three months ended June 30, 2019.

Butane product margins, excluding the impact of derivatives, decreased compared to the prior year quarter due to higher supply costs and weaker demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices.

Other Products Derivative Loss. Our cost of sales of other products included $0.3 million of net unrealized gains on derivatives and less than $1.5 million of net realized losses on derivatives during the three months ended June 30, 2020. Our cost of sales of other products during the three months ended June 30, 2019 included $4.5 million of net realized losses on derivatives and less than $0.1 million of net unrealized gains on derivatives.

Other product sales product margins during the three months ended June 30, 2020 were impacted by decreasing commodity prices.

Service Revenues. This revenue includes storage, terminaling and transportation services income. Revenue for the current quarter decreased due to lower commodity prices and lower volumes.

Operating and General and Administrative Expenses. Expenses for the current quarter were lower primarily due to lower incentive compensation and various other cost reductions and efficiency gains.

Depreciation and Amortization Expense. The increase was due to the write-down of an asset.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2020 and 2019, we recorded a net loss of less than $0.1 million and a net gain of less than $0.1 million, respectively, related to the sale/retirement of assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Other revenues
Revenues	$313	$255	$58
Cost of sales	454	465	(11)
Loss	(141)	(210)	69

Expenses:
Operating expenses	—	305	(305)
General and administrative expenses	11,338	13,843	(2,505)
Depreciation and amortization expense	902	743	159
Loss on disposal or impairment of assets, net	10,239	241	9,998
Total expenses	22,479	15,132	7,347
Operating loss	$(22,620)	$(15,342)	$(7,278)

General and Administrative Expenses. The decrease during the three months ended June 30, 2020 was due primarily to a decrease in acquisition expense. During the three months ended June 30, 2020 acquisition expense was approximately $0.1 million, as compared to $2.1 million for the three months ended June 30, 2019, which included approximately $1.5 million of expenses incurred in connection with our acquisition of Mesquite. Also, share-based compensation expense decreased by approximately $1.4 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. These decreases were partially offset by an increase in legal expenses of approximately $0.9 million.

Loss on Disposal or Impairment of Assets, Net. The increase during the three months ended June 30, 2020 was due primarily to the write-off of a loan receivable related to the construction of a facility (See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion). Also contributing to the loss was a write-off of installment payments made in connection with an option agreement to invest in a third-party. This option agreement was terminated during the three months ended June 30, 2020.

Equity in Earnings of Unconsolidated Entities

The increase of $0.3 million during the three months ended June 30, 2020 was due primarily to earnings from certain membership interests acquired in November 2019 related to specific land and water services operations, partially offset by a loss from our interest in an aircraft company during the three months ended June 30, 2020.

Interest Expense

Interest expense includes interest charged on the revolving credit facilities, term loan credit facility, bridge term loan facility and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $4.1 million during the three months ended June 30, 2020 was due to our entering into the Bridge Term Credit Agreement, which was entered into in connection with the Mesquite acquisition on July 2, 2019, and was replaced by the Term Credit Agreement, higher average outstanding balances on our Revolving Credit Facility (as defined herein) and increased debt issuance costs amortization. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the three months ended June 30, 2020, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net for the three months ended June 30, 2020 was consistent with the three months ended June 30, 2019.

Income Tax Benefit

Income tax benefit was $0.3 million during the three months ended June 30, 2020, compared to an income tax benefit of $0.3 million during the three months ended June 30, 2019. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease in the noncontrolling interest loss of $0.3 million during the three months ended June 30, 2020 was due primarily to income from operations of Mesquite that we acquired in July 2019 and a smaller loss from operations of the Sawtooth joint venture.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain refined products businesses within our Liquids and Refined Products segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered as alternatives to net (loss) income, (loss) income from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain businesses within our Liquids and Refined Products segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain businesses within our Liquids and Refined Products segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Net (loss) income	$(35,252)	$8,039
Less: Net (income) loss attributable to noncontrolling interests	(51)	268
Net (loss) income attributable to NGL Energy Partners LP	(35,303)	8,307
Interest expense	44,066	39,910
Income tax benefit	(301)	(311)
Depreciation and amortization	83,202	54,844
EBITDA	91,664	102,750
Net unrealized losses (gains) on derivatives	26,671	(3,474)
Inventory valuation adjustment (1)	3,820	(19,746)
Lower of cost or net realizable value adjustments	(32,003)	(918)
Loss (gain) on disposal or impairment of assets, net	13,084	(967)
Gain on early extinguishment of liabilities, net	(19,355)	—
Equity-based compensation expense (2)	2,302	3,701
Acquisition expense (3)	157	2,091
Other (4)	4,348	3,323
Adjusted EBITDA	$90,688	$86,760
Adjusted EBITDA - Discontinued Operations (5)	$(294)	$(16,958)
Adjusted EBITDA - Continuing Operations	$90,982	$103,718

(1)
Amount reflects the difference between the market value of the inventory at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge position. See “Non-GAAP Financial Measures” section above for a further discussion.

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

(4)
Amounts for the three months ended June 30, 2020 and 2019 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.

(5)	Amounts include the operations of TPSL, Gas Blending and Mid-Con.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$83,202	$54,844
Intangible asset amortization recorded to cost of sales	(77)	(87)
Depreciation and amortization of unconsolidated entities	(93)	(6)
Depreciation and amortization attributable to noncontrolling interests	954	741
Depreciation and amortization attributable to discontinued operations	—	(1,738)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$83,986	$53,754

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$83,202	$54,844
Amortization of debt issuance costs recorded to interest expense	3,555	2,125
Amortization of royalty expense recorded to operating expense	62	151
Depreciation and amortization of unconsolidated entities	(93)	(6)
Depreciation and amortization attributable to noncontrolling interests	954	741
Depreciation and amortization attributable to discontinued operations	—	(1,738)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$87,680	$56,117

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Interest expense per EBITDA table	$44,066	$39,910
Interest expense attributable to noncontrolling interests	13	—
Interest expense attributable to unconsolidated entities	(18)	(2)
Interest expense attributable to discontinued operations	(100)	(31)
Interest expense per unaudited condensed consolidated statements of operations	$43,961	$39,877

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Income tax expense	$—	$10
Inventory valuation adjustment	$(20)	$(19,780)
Lower of cost or net realizable value adjustments	$20	$705
Loss on disposal or impairment of assets, net	$1,065	$—

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended June 30, 2020
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$23,320	$(16,047)	$4,562	$(22,620)	$(10,785)	$—	$(10,785)
Depreciation and amortization	16,795	58,133	8,156	902	83,986	—	83,986
Amortization recorded to cost of sales	—	—	77	—	77	—	77
Net unrealized losses (gains) on derivatives	14,638	13,312	(1,279)	—	26,671	—	26,671
Inventory valuation adjustment	—	—	3,840	—	3,840	—	3,840
Lower of cost or net realizable value adjustments	(29,060)	—	(2,963)	—	(32,023)	—	(32,023)
Loss on disposal or impairment of assets, net	1,450	329	4	10,239	12,022	—	12,022
Equity-based compensation expense	—	—	—	2,302	2,302	—	2,302
Acquisition expense	—	12	—	145	157	—	157
Other income, net	338	256	377	64	1,035	—	1,035
Adjusted EBITDA attributable to unconsolidated entities	—	465	(1)	(62)	402	—	402
Adjusted EBITDA attributable to noncontrolling interest	—	(487)	(536)	—	(1,023)	—	(1,023)
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	3,373	953	22	—	4,348	—	4,348
Discontinued operations	—	—	—	—	—	(294)	(294)
Adjusted EBITDA	$30,854	$56,926	$12,232	$(9,030)	$90,982	$(294)	$90,688

	Three Months Ended June 30, 2019
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$33,802	$13,689	$15,371	$(15,342)	$47,520	$—	$47,520
Depreciation and amortization	17,585	28,071	7,355	743	53,754	—	53,754
Amortization recorded to cost of sales	—	—	87	—	87	—	87
Net unrealized gains on derivatives	(1,858)	(167)	(1,449)	—	(3,474)	—	(3,474)
Inventory valuation adjustment	—	—	34	—	34	—	34
Lower of cost or net realizable value adjustments	—	—	(1,623)	—	(1,623)	—	(1,623)
(Gain) loss on disposal or impairment of assets, net	(616)	(589)	(3)	241	(967)	—	(967)
Equity-based compensation expense	—	—	—	3,701	3,701	—	3,701
Acquisition expense	—	20	—	2,071	2,091	—	2,091
Other (expense) income, net	(4)	—	20	994	1,010	—	1,010
Adjusted EBITDA attributable to unconsolidated entities	—	—	4	11	15	—	15
Adjusted EBITDA attributable to noncontrolling interest	—	(75)	(397)	—	(472)	—	(472)
Intersegment transactions (1)	—	—	(1,281)	—	(1,281)	—	(1,281)
Other	3,165	140	18	—	3,323	—	3,323
Discontinued operations	—	—	—	—	—	(16,958)	(16,958)
Adjusted EBITDA	$52,074	$41,089	$18,136	$(7,581)	$103,718	$(16,958)	$86,760

(1)	Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our Revolving Credit Facility, debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities and distributions paid to both preferred and common unitholders. On April 27, 2020, we announced a decrease in our quarterly distributions paid to our common unitholders from $0.39 per common unit to $0.20 per common unit. This approximately $100 million reduction, on an annualized basis, is expected to increase liquidity and de-lever the balance sheet. We also announced a reduction in expected capital spending for growth and maintenance expenditures for the fiscal year 2021.

We believe that our anticipated cash flows from operations and the borrowing capacity under our Revolving Credit Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids and Refined Products segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids and Refined Products segment are the greatest.

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

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under our $1.915 billion credit agreement (“Credit Agreement”), which consists of a revolving credit facility to fund working capital needs (“Working Capital Facility”), and another to fund acquisitions and expansion projects (“Expansion Capital Facility”, and together with the Working Capital Facility, the “Revolving Credit Facility”). On April 27, 2020, we amended our Credit Agreement to reallocate availability between the two revolving credit facilities. We reduced the capacity of the Working Capital Facility to $350.0 million and increased the Expansion Capital Facility to $1.565 billion. This change was due to reduced working capital borrowing needs going forward due to the sale of the TPSL, Mid-Con and Gas Blending refined products businesses. The commitments under the Credit Agreement expire on October 5, 2021.

As of June 30, 2020, we were, and expect to remain in compliance with all covenants of our Credit Agreement.

As of June 30, 2020, our current assets exceeded our current liabilities by approximately $60.6 million.

For additional information related to our Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or the sale of assets.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

Debt Repurchases

During the three months ended June 30, 2020, we repurchased $15.0 million of our 2023 Notes, $7.3 million of our 2025 Notes and $24.9 million of our 2026 Notes.

Term Credit Agreement

On June 3, 2020, we entered into a new $250.0 million Term Credit Agreement with certain funds and accounts managed by affiliates of Apollo Global Management, Inc. to refinance the existing Bridge Term Credit Agreement. The commitments under the Term Credit Agreement expire on June 3, 2023 and are callable by us after two years at par.

Bridge Term Credit Agreement

On June 3, 2020, we used the proceeds from the Term Credit Agreement to pay off the outstanding balance of the Bridge Term Credit Agreement.

For a further discussion of the Revolving Credit Facility, Senior Unsecured Notes, Term Credit Agreement and Bridge Term Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and line fill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated. There are no capital expenditures, acquisitions and other investments related to TPSL, Mid-Con and Gas Blending included in the table below.

	Capital Expenditures			Other
	Expansion (1)	Maintenance	Acquisitions	Investments (2)
	(in thousands)
Three Months Ended June 30,
2020	$20,770	$9,168	$—	$—
2019	$159,265	$16,929	$54,548	$889

(1)
Amount for the three months ended June 30, 2019 includes $13.0 million of transactions classified as acquisitions of assets. There were no acquisitions of assets during the three months ended June 30, 2020.

(2)	Amount for the three months ended June 30, 2019 related to contributions made to unconsolidated entities. There were no other investments for the three months ended June 30, 2020.

Capital expenditures are expected to continue to decrease throughout the remainder of the current fiscal year with full year expectations of $100 million for both growth and maintenance capital expenditures combined.

Distributions Declared

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders as of the record date. See further discussion of our cash distribution policy in Part II, Item 5–“Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” included in our Annual Report.

On June 15, 2020, the board of directors of our general partner declared a distribution on the 9.00% Class B Fixed-to Floating Rate Cumulative Redeemable Perpetual Preferred Units and the 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) for the three months ended June 30, 2020 of $7.1 million and $1.1 million, respectively. The distributions were paid July 15, 2020.

On July 23, 2020, the board of directors of our general partner declared a distribution on the common units and the Class D Preferred Units of $25.8 million and $6.9 million, respectively, for the holders of record on August 6, 2020. The distributions are to be paid on August 14, 2020.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Three Months Ended June 30,
Cash Flows Provided by (Used in):	2020	2019
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$79,884	$61,640
Changes in operating assets and liabilities	1,968	30,998
Operating activities-continuing operations	$81,852	$92,638
Investing activities-continuing operations	$(124,215)	$(203,622)
Financing activities-continuing operations	$47,498	$138,282

Operating Activities-Continuing Operations. The seasonality of our Liquids and Refined Products business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids and Refined Products business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash provided by operating activities during the three months ended June 30, 2020 was due primarily to fluctuations in the value of accounts receivable, inventory and other current and noncurrent assets during the three months ended June 30, 2020.

Investing Activities-Continuing Operations. Net cash used in investing activities was $124.2 million during the three months ended June 30, 2020, compared to net cash used in investing activities of $203.6 million during the three months ended June 30, 2019. The decrease in net cash used in investing activities was due primarily to:

•
a decrease in capital expenditures from $155.4 million (includes payment of amounts accrued as of March 31, 2019) during the three months ended June 30, 2019 to $97.8 million (includes payment of amounts accrued as of March 31, 2020) during the three months ended June 30, 2020 due primarily to expansion projects in our Water Solutions segment during the three months ended June 30, 2019; and

•	$55.4 million in cash paid for acquisitions and investments in unconsolidated entities during the three months ended June 30, 2019.

These decreases in net cash used in investing activities was partially offset by a $28.7 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $47.5 million during the three months ended June 30, 2020, compared to net cash provided by financing activities of $138.3 million during the three months ended June 30, 2019. The decrease in net cash provided by financing activities was due primarily to:

•	$450.0 million in proceeds from the issuance of the 2026 Notes during the three months ended June 30, 2019;

•	$62.8 million in contingent consideration payments as part of the Mesquite acquisition during the three months ended June 30, 2020;

•	$42.6 million in net proceeds from the issuance of the Class C Preferred Units during the three months ended June 30, 2019; and

•	repurchases of $25.0 million of our senior unsecured notes during the three months ended June 30, 2020.

These decreases in net cash provided by financing activities were partially offset by:

•	$265.1 million in payments for the redemption of the 10.75% Class A Convertible Preferred Units during the three months ended June 30, 2019;

•	an increase of $204.0 million in borrowings on the Revolving Credit Facility (net of repayments) during the three months ended June 30, 2020; and

•
a decrease of $19.2 million in distributions paid to our general partners and common unitholders, preferred unitholders and noncontrolling interest owners during the three months ended June 30, 2020 due primarily to the reduction in the quarterly common unit distribution rate.

Guarantor Summarized Financial Information

NGL Energy Partners LP (parent) and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report). Certain of our wholly owned subsidiaries (“Guarantor Subsidiaries”) have, jointly and severally, fully and unconditionally guaranteed the Senior Unsecured Notes.

The guarantees are senior unsecured obligations of each Guarantor Subsidiary and rank equally in right of payment with other existing and future senior indebtedness of such Guarantor Subsidiary, and senior in right of payment to all existing and future subordinated indebtedness of such Guarantor Subsidiary. The guarantee of our Senior Unsecured Notes by each Guarantor Subsidiary is subject to certain automatic customary releases, including in connection with the sale, disposition or transfer of all of the capital stock, or of all or substantially all of the assets, of such Guarantor Subsidiary to one or more persons that are not us or a restricted subsidiary, the exercise of legal defeasance or covenant defeasance options, the satisfaction and discharge of the indentures governing our Senior Unsecured Notes, the designation of such Guarantor Subsidiary as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the indentures governing our Senior Unsecured Notes, the release of such Guarantor Subsidiary from its guarantee under our Revolving Credit Facility, the liquidation or dissolution of such Guarantor Subsidiary or upon the consolidation, merger or transfer of all assets of the Guarantor Subsidiary to us or another Guarantor Subsidiary in which the Guarantor Subsidiary dissolves or ceases to exist (collectively, the “Releases”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. We are not restricted from making investments in the Guarantor Subsidiaries and there are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to NGL Energy Partners LP (parent). None of the assets of the Guarantor Subsidiaries (other than the investments in non-guarantor subsidiaries) are restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

The rights of holders of our Senior Unsecured Notes against the Guarantor Subsidiaries may be limited under the U.S. Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law.

The following is the summarized financial information for NGL Energy Partners LP (parent) and the Guarantor Subsidiaries on a combined basis after elimination of intercompany transactions, which includes related receivable and payable balances, and the investment in and equity earnings from the non-guarantor subsidiaries.

Balance sheet information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	June 30, 2020	March 31, 2020
	(in thousands)
ASSETS:
Current assets	$662,845	$766,026
Noncurrent assets (1)(2)	$5,437,214	$5,454,609
LIABILITIES AND EQUITY (3):
Current liabilities	$607,035	$837,577
Noncurrent liabilities	$3,501,072	$3,374,143
Class D Preferred Units	$544,151	$537,283

(1)
Excludes $1.7 million of net intercompany payables and $70.0 million of net intercompany receivables due from/to NGL Energy Partners LP (parent) and the Guarantor Subsidiaries to/from the non-guarantor subsidiaries at June 30, 2020 and March 31, 2020, respectively.

(2)	Includes $2.5 billion and $2.5 billion of goodwill and intangible assets at June 30, 2020 and March 31, 2020, respectively.

(3)	There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries for either period presented.

Statement of operations information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	Three Months Ended June 30, 2020	Twelve Months Ended March 31, 2020
	(in thousands)
Revenues	$841,719	$7,548,659
Operating loss	$(9,765)	$(16,210)
Loss from continuing operations	$(32,690)	$(193,375)
Net loss (1)	$(34,176)	$(411,610)
Loss from continuing operations allocated to common unitholders	$(54,739)	$(380,076)

(1)	There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries for either period presented.

Contractual Obligations

For a discussion of contractual obligations, see Note 8, Note 9 and Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the letters of credit discussed in Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report and the short-term leases discussed in Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At June 30, 2020, we had $1.7 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 2.74%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $2.1 million, based on borrowings outstanding at June 30, 2020.

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to LIBOR interest rates. At June 30, 2020, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 9.50%. As interest under this agreement bears interest at LIBOR, subject to a 1.50% floor, a change in LIBOR rates of 0.125% would not result in an increase or decrease of our annual interest expense, based on borrowings outstanding at June 30, 2020.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2020, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

The following table summarizes the hypothetical impact on the June 30, 2020 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(6,705)
Crude oil (Water Solutions segment)	$(2,492)
Propane (Liquids and Refined Products segment)	$2,359
Butane (Liquids and Refined Products segment)	$(1,079)
Refined Products (Liquids and Refined Products segment)	$(613)
Other Products (Liquids and Refined Products segment)	$(179)
Canadian dollars (Liquids and Refined Products segment)	$287

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2020. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of June 30, 2020, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the captions “Legal Contingencies” in Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report, which is incorporated by reference into this Item 1.

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit
4.1*
Sixth Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.2*
Fifth Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.3*
Third Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

10.1
Amendment No. 10 to Credit Agreement, dated April 27, 2020, by and among the NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Deutsche Bank AG, New York Branch, Deutsche Bank Trust Company Americas, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-35172) for the fiscal year ended March 31, 2020 filed with the SEC on June 1, 2020)

10.2
Term Credit Agreement, dated June 3, 2020, by and among NGL Energy Operating LLC, as Borrower, NGL Energy Partner LP, the lenders thereto and Wilmington Trust, National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 5, 2020)

22.1*	List of Issuers and Guarantor Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed with this report.

**
The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and March 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 10, 2020		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 10, 2020		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer