Form 10-Q
period 2020-09-30
NGL Energy Partners LP
filed 2020-11-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

At November 5, 2020, there were 128,771,715 common units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Quarterly Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our general partner believe such forward-looking statements are reasonable, neither we nor our general partner can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•changes in general economic conditions, including market and macroeconomic disruptions resulting from the novel strain of coronavirus (“COVID-19”) pandemic and related governmental responses;
•the prices of crude oil, natural gas liquids, gasoline, diesel, and biodiesel;
•energy prices generally;
•the general level of crude oil, natural gas, and natural gas liquids production;
•the general level of demand, and the availability of supply, for crude oil, natural gas liquids, gasoline, diesel, and biodiesel;
•the level of crude oil and natural gas drilling and production in areas where we have water treatment and disposal facilities;
•the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;
•actions taken by foreign oil and gas producing nations;
•the political and economic stability of foreign oil and gas producing nations;
•the effect of weather conditions on supply and demand for crude oil, natural gas liquids, gasoline, diesel, and biodiesel;
•the effect of natural disasters, lightning strikes, or other significant weather events;
•the availability of local, intrastate, and interstate transportation infrastructure with respect to our truck, railcar, and barge transportation services;
•the availability, price, and marketing of competing fuels;
•the effect of energy conservation efforts on product demand;
•energy efficiencies and technological trends;
•changes in applicable laws and regulations, including tax, environmental, transportation, and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the effect of such laws and regulations (now existing or in the future) on our business operations;
•the effect of legislative and regulatory actions on hydraulic fracturing, water disposal and transportation, and the treatment of flowback and produced water;
•hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;
•the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other markets;
•loss of key personnel;
•the ability to renew contracts with key customers;
•the ability to maintain or increase the margins we realize for our terminal, barging, trucking, water disposal, recycling, and discharge services;
•the ability to renew leases for our leased equipment and storage facilities;

•the nonpayment, nonperformance or bankruptcy by our counterparties;
•the availability and cost of capital and our ability to access certain capital sources;
•a deterioration of the credit and capital markets;
•the ability to successfully identify and complete accretive acquisitions, and integrate acquired assets and businesses;
•changes in the volume of crude oil recovered during the water treatment process;
•changes in the financial condition and results of operations of entities in which we own noncontrolling equity interests;
•the costs and effects of legal and administrative proceedings;
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil, refined products, natural gas, natural gas liquids, gasoline, diesel or biodiesel; and
•changes in the jurisdictional characteristics of, or the applicable regulatory policies with respect to, our pipeline assets.

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and under Part II, Item 1A–“Risk Factors” in this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2020	March 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,912	$22,704
Accounts receivable-trade, net of allowance for expected credit losses of $3,399 and $4,540, respectively	439,889	566,834
Accounts receivable-affiliates	14,904	12,934
Inventories	182,859	69,634
Prepaid expenses and other current assets	74,150	101,981
Total current assets	728,714	774,087
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $619,820 and $529,068, respectively	2,799,725	2,851,555
GOODWILL	982,239	993,587
INTANGIBLE ASSETS, net of accumulated amortization of $706,259 and $631,449, respectively	1,538,417	1,612,480
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,215	23,182
OPERATING LEASE RIGHT-OF-USE ASSETS	168,349	180,708
OTHER NONCURRENT ASSETS	47,752	63,137
Total assets	$6,286,411	$6,498,736
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$379,420	$515,049
Accounts payable-affiliates	23,985	17,717
Accrued expenses and other payables	138,572	232,062
Advance payments received from customers	24,143	19,536
Current maturities of long-term debt	13,123	4,683
Operating lease obligations	50,709	56,776
Total current liabilities	629,952	845,823
LONG-TERM DEBT, net of debt issuance costs of $22,267 and $19,795, respectively, and current maturities	3,275,166	3,144,848
OPERATING LEASE OBLIGATIONS	114,833	121,013
OTHER NONCURRENT LIABILITIES	105,835	114,079
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	537,283

EQUITY:
General partner, representing a 0.1% interest, 128,901 and 128,901 notional units, respectively	(51,518)	(51,390)
Limited partners, representing a 99.9% interest, 128,771,715 and 128,771,715 common units issued and outstanding, respectively	1,242,676	1,366,152
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(307)	(385)
Noncontrolling interests	70,318	72,954
Total equity	1,609,528	1,735,690
Total liabilities and equity	$6,286,411	$6,498,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Crude Oil Logistics	$466,841	$641,152	$742,880	$1,357,312
Water Solutions	88,678	101,249	176,743	173,032
Liquids and Refined Products	612,324	1,061,671	1,092,322	2,145,364
Other	315	264	628	519
Total Revenues	1,168,158	1,804,336	2,012,573	3,676,227
COST OF SALES:
Crude Oil Logistics	386,771	569,699	604,328	1,218,939
Water Solutions	579	(6,496)	5,279	(9,303)
Liquids and Refined Products	577,086	1,025,565	1,031,422	2,068,597
Other	454	435	908	900
Total Cost of Sales	964,890	1,589,203	1,641,937	3,279,133
OPERATING COSTS AND EXPENSES:
Operating	56,054	74,886	121,041	136,198
General and administrative	17,475	43,908	34,633	64,250
Depreciation and amortization	87,469	63,113	171,455	116,867
Loss on disposal or impairment of assets, net	5,954	3,111	17,976	2,144
Operating Income	36,316	30,115	25,531	77,635
OTHER INCOME (EXPENSE):
Equity in earnings (loss) of unconsolidated entities	501	(265)	790	(257)
Interest expense	(46,935)	(45,017)	(90,896)	(84,894)
Gain on early extinguishment of liabilities, net	13,747	—	33,102	—
Other income, net	1,585	183	2,620	1,193
Income (Loss) From Continuing Operations Before Income Taxes	5,214	(14,984)	(28,853)	(6,323)
INCOME TAX BENEFIT (EXPENSE)	774	(640)	1,075	(319)
Income (Loss) From Continuing Operations	5,988	(15,624)	(27,778)	(6,642)
Loss From Discontinued Operations, net of Tax	(153)	(185,742)	(1,639)	(186,685)
Net Income (Loss)	5,835	(201,366)	(29,417)	(193,327)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(168)	129	(219)	397
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$5,667	$(201,237)	$(29,636)	$(192,930)
NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(17,933)	$(32,561)	$(73,748)	$(152,687)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(152)	$(185,556)	$(1,637)	$(186,498)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS	$(18,085)	$(218,117)	$(75,385)	$(339,185)
BASIC LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.14)	$(0.26)	$(0.57)	$(1.21)
Loss From Discontinued Operations, net of Tax	$—	$(1.46)	$(0.01)	$(1.47)
Net Loss	$(0.14)	$(1.72)	$(0.58)	$(2.68)
DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.14)	$(0.26)	$(0.57)	$(1.21)
Loss From Discontinued Operations, net of Tax	$—	$(1.46)	$(0.01)	$(1.47)
Net Loss	$(0.14)	$(1.72)	$(0.58)	$(2.68)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,771,715	126,979,034	128,771,715	126,435,870
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,771,715	126,979,034	128,771,715	126,435,870
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$5,835	$(201,366)	$(29,417)	$(193,327)
Other comprehensive income (loss)	34	(46)	78	(9)
Comprehensive income (loss)	$5,869	$(201,412)	$(29,339)	$(193,336)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Six Months Ended September 30, 2020
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2020	$(51,390)	14,385,642	$348,359	128,771,715	$1,366,152	$(385)	$72,954	$1,735,690
Distributions to general and common unit partners and preferred unitholders (Note 10)	(26)	—	—	—	(47,652)	—	—	(47,678)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(2,257)	(2,257)
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	—	1,349	—	—	1,349
Net (loss) income	(57)	—	—	—	(35,246)	—	51	(35,252)
Other comprehensive income	—	—	—	—	—	44	—	44
Cumulative effect adjustment for adoption of ASU 2016-13 (Note 16)	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCES AT JUNE 30, 2020	(51,474)	14,385,642	348,359	128,771,715	1,283,491	(341)	70,748	1,650,783
Distributions to general and common unit partners and preferred unitholders (Note 10)	(26)	—	—	—	(47,808)	—	—	(47,834)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(598)	(598)
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	—	1,308	—	—	1,308
Net (loss) income	(18)	—	—	—	5,685	—	168	5,835
Other comprehensive income	—	—	—	—	—	34	—	34
BALANCES AT SEPTEMBER 30, 2020	$(51,518)	14,385,642	$348,359	128,771,715	$1,242,676	$(307)	$70,318	$1,609,528

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Six Months Ended September 30, 2019
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2019	$(50,603)	8,400,000	$202,731	124,508,497	$2,067,197	$(255)	$58,748	$2,277,818
Distributions to general and common unit partners and preferred unitholders	(85)	—	—	—	(63,274)	—	—	(63,359)
Issuance of Class C preferred units, net of offering costs	—	1,800,000	42,638	—	—	—	—	42,638
Equity issued pursuant to incentive compensation plan	—	—	—	—	2,752	—	—	2,752
Warrants exercised	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of 10.75% Class A convertible preferred units	—	—	—	—	(36,517)	—	—	(36,517)
10.75% Class A convertible preferred units redemption - amount paid in excess of carrying value	—	—	—	—	(78,797)	—	—	(78,797)
Investment in NGL Energy Holdings LLC	—	—	—	—	(2,361)	—	—	(2,361)
Net (loss) income	(85)	—	—	—	8,392	—	(268)	8,039
Other comprehensive income	—	—	—	—	—	37	—	37
BALANCES AT JUNE 30, 2019	(50,773)	10,200,000	245,369	125,966,868	1,897,407	(218)	58,480	2,150,265
Distributions to general and common unit partners and preferred unitholders	(85)	—	—	—	(55,025)	—	—	(55,110)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(570)	(570)
Common unit repurchases and cancellations	—	—	—	(78,229)	(1,098)	—	—	(1,098)
Issuance of Class B preferred units, net of offering costs	—	4,185,642	102,757	—	—	—	—	102,757
Class C preferred unit issuance costs	—	—	267	—	—	—	—	267
Issuance of warrants, net of offering costs	—	—	—	—	41,685	—	—	41,685
Equity issued pursuant to incentive compensation plan	27	—	—	2,151,781	26,566	—	—	26,593
Investment in NGL Energy Holdings LLC	—	—	—	—	(11,466)	—	—	(11,466)
Net loss	(183)	—	—	—	(201,054)	—	(129)	(201,366)
Other comprehensive loss	—	—	—	—	—	(46)	—	(46)
BALANCES AT SEPTEMBER 30, 2019	$(51,014)	14,385,642	$348,393	128,040,420	$1,697,015	$(264)	$57,781	$2,051,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(29,417)	$(193,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	1,639	186,685
Depreciation and amortization, including amortization of debt issuance costs	178,506	121,697
Gain on early extinguishment of liabilities, net	(33,102)	—
Non-cash equity-based compensation expense	4,558	24,996
Loss on disposal or impairment of assets, net	17,976	2,144
Provision for expected credit losses	(259)	767
Net adjustments to fair value of commodity derivatives	30,562	(15,860)
Equity in (earnings) loss of unconsolidated entities	(790)	257
Distributions of earnings from unconsolidated entities	2,994	—
Lower of cost or net realizable value adjustments	418	309
Other	941	490
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	124,801	7,836
Inventories	(113,691)	(52,829)
Other current and noncurrent assets	41,762	(35,899)
Accounts payable-trade and affiliates	(51,312)	(41,637)
Other current and noncurrent liabilities	(30,335)	13,734
Net cash provided by operating activities-continuing operations	145,251	19,363
Net cash used in operating activities-discontinued operations	(1,591)	(23,851)
Net cash provided by (used in) operating activities	143,660	(4,488)
INVESTING ACTIVITIES:
Capital expenditures	(132,304)	(259,075)
Acquisitions, net of cash acquired	—	(647,048)
Net settlements of commodity derivatives	(22,106)	27,739
Proceeds from sales of assets	1,099	1,982
Investments in unconsolidated entities	(607)	(1,015)
Distributions of capital from unconsolidated entities	370	439
Repayments on loan for natural gas liquids facility	—	3,022
Deposit paid to acquire business	—	(49,875)
Net cash used in investing activities-continuing operations	(153,548)	(923,831)
Net cash provided by investing activities-discontinued operations	—	290,617
Net cash used in investing activities	(153,548)	(633,214)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	704,000	2,198,000
Payments on Revolving Credit Facility	(471,500)	(2,276,000)
Issuance of senior unsecured notes and term credit agreement	250,000	700,000
Repayment of bridge term credit agreement	(250,000)	—
Repurchase of senior unsecured notes	(54,499)	—
Payments on other long-term debt	(326)	(326)
Debt issuance costs	(9,947)	(10,446)
Distributions to general and common unit partners and preferred unitholders	(81,698)	(117,386)
Distributions to noncontrolling interest owners	(2,855)	(570)
Proceeds from sale of preferred units, net of offering costs	—	428,338
Payments for redemption of preferred units	—	(265,128)
Common unit repurchases and cancellations	—	(1,098)
Payments for settlement and early extinguishment of liabilities	(79,079)	(1,273)
Investment in NGL Energy Holdings LLC	—	(13,827)
Net cash provided by financing activities	4,096	640,284
Net (decrease) increase in cash and cash equivalents	(5,792)	2,582
Cash and cash equivalents, beginning of period	22,704	18,572
Cash and cash equivalents, end of period	$16,912	$21,154
Supplemental cash flow information:
Cash interest paid	$87,793	$65,615
Income taxes paid (net of income tax refunds)	$2,198	$3,237
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B, Class C and Class D preferred unitholders	$21,976	$8,162
Accrued capital expenditures	$10,969	$48,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2020, our operations included three segments:

•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling, and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our pipelines.
•Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. As part of processing water, we are able to aggregate recovered crude oil, also known as skim oil, that was contained in the water and sell the crude oil. We also sell brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.
•Our Liquids and Refined Products segment conducts marketing operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our company-owned terminals, other third party storage and terminal facilities, common carrier pipelines and our extensive fleet of leased railcars. We also provide natural gas liquids and refined product terminaling and storage services at our salt dome storage facility joint venture in Utah and marine exports through our facility located in Chesapeake, Virginia. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment.

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

We have a deferred tax liability of $48.6 million and $56.4 million at September 30, 2020 and March 31, 2020, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the six months ended September 30, 2020 was $1.8 million with an effective tax rate of 23.8%. The deferred tax benefit recorded during the six months ended September 30, 2019 was $1.0 million with an effective tax rate of 24.9%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2020 or March 31, 2020.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Inventories consist of the following at the dates indicated:

	September 30, 2020	March 31, 2020
	(in thousands)
Propane	$61,455	$25,163
Butane	49,615	9,619
Crude oil	57,960	18,201
Biodiesel	3,094	8,195
Ethanol	3,467	1,834
Diesel	1,448	2,414
Other	5,820	4,208
Total	$182,859	$69,634

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired	September 30, 2020	March 31, 2020
				(in thousands)
Water services and land company	Water Solutions	50%	November 2019	$15,082	$16,607
Water services and land company	Water Solutions	50%	November 2019	1,926	2,092
Water services and land company	Water Solutions	10%	November 2019	2,846	3,384
Aircraft company (2)	Corporate and Other	50%	June 2019	751	447
Water services company	Water Solutions	50%	August 2018	435	449
Natural gas liquids terminal company	Liquids and Refined Products	50%	March 2019	175	203
Total				$21,215	$23,182

(1)    Ownership interest percentages are at September 30, 2020.
(2)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2020	March 31, 2020
	(in thousands)
Loan receivable (1)	$2,873	$5,374
Line fill (2)	23,039	25,763
Minimum shipping fees - pipeline commitments (3)	15,307	17,443
Other	6,533	14,557
Total	$47,752	$63,137

(1)    Amounts at September 30, 2020 and March 31, 2020 represent the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with Victory Propane, LLC. In addition, the amount at March 31, 2020 represents the noncurrent portion of a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility (the “Facility”) that is utilized by a third party. The third party filed for Chapter 11 bankruptcy in July 2019. For a further discussion, see Note 17.
(2)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2020 and March 31, 2020, line fill consisted of 335,069 barrels of crude oil. At March 31, 2020, line fill also consisted of 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for one contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). As of September 30, 2020, the deficiency credit was $20.1 million, of which $4.8 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2020	March 31, 2020
	(in thousands)
Accrued compensation and benefits	$29,263	$29,990
Excise and other tax liabilities	11,111	9,941
Derivative liabilities	4,014	17,777
Accrued interest	35,977	39,803
Product exchange liabilities	6,199	1,687
Contingent consideration liability (1)	19,294	102,419
Other	32,714	30,445
Total	$138,572	$232,062

(1)    Decrease is due to the monthly installment payments made during the six months ended September 30, 2020 related to our acquisition of certain assets of Mesquite Disposals Unlimited, LLC (“Mesquite”). Per the agreement, we made two monthly payments subsequent to September 30, 2020 and currently have one monthly payment remaining.

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income, or cash flows.

Recent Accounting Pronouncements

In March 2020, the SEC issued “Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities”, which amends the disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X. The amendment simplifies the disclosure requirements and permits the amended disclosures to be provided outside the footnotes in audited annual or unaudited interim consolidated financial statements in all filings. The guidance is effective for the Partnership for fiscal periods ending after January 4, 2021, although early adoption is permitted. We adopted this guidance effective April 1, 2020 and elected to include the required summarized financial information in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity, Sources of Capital and Capital Resource Activities–Guarantor Summarized Financial Information.”

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Weighted average common units outstanding during the period:
Common units - Basic	128,771,715	126,979,034	128,771,715	126,435,870
Common units - Diluted	128,771,715	126,979,034	128,771,715	126,435,870

For the three months and six months ended September 30, 2020 and 2019, all potential common units or convertible securities were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except unit and per unit amounts)
Income (loss) from continuing operations	$5,988	$(15,624)	$(27,778)	$(6,642)
Less: Continuing operations (income) loss attributable to noncontrolling interests	(168)	129	(219)	397
Net income (loss) from continuing operations attributable to NGL Energy Partners LP	5,820	(15,495)	(27,997)	(6,245)
Less: Distributions to preferred unitholders (1)	(23,770)	(17,063)	(45,824)	(146,523)
Less: Continuing operations net loss (income) allocated to general partner (2)	17	(3)	73	81
Net loss from continuing operations allocated to common unitholders	$(17,933)	$(32,561)	$(73,748)	$(152,687)

Loss from discontinued operations, net of tax	$(153)	$(185,742)	$(1,639)	$(186,685)
Less: Discontinued operations loss allocated to general partner (2)	1	186	2	187
Net loss from discontinued operations allocated to common unitholders	$(152)	$(185,556)	$(1,637)	$(186,498)

Net loss allocated to common unitholders	$(18,085)	$(218,117)	$(75,385)	$(339,185)

Basic loss per common unit
Loss from continuing operations	$(0.14)	$(0.26)	$(0.57)	$(1.21)
Loss from discontinued operations, net of tax	$—	$(1.46)	$(0.01)	$(1.47)
Net loss	$(0.14)	$(1.72)	$(0.58)	$(2.68)
Diluted loss per common unit
Loss from continuing operations	$(0.14)	$(0.26)	$(0.57)	$(1.21)
Loss from discontinued operations, net of tax	$—	$(1.46)	$(0.01)	$(1.47)
Net loss	$(0.14)	$(1.72)	$(0.58)	$(2.68)
Basic weighted average common units outstanding	128,771,715	126,979,034	128,771,715	126,435,870
Diluted weighted average common units outstanding	128,771,715	126,979,034	128,771,715	126,435,870

(1)    This amount includes distributions to preferred unitholders. The final accretion for the beneficial conversion of the 10.75% Class A Convertible Preferred Units and the excess of the 10.75% Class A Convertible Preferred Units repurchase price over the carrying value of the units are included in the six months ended September 30, 2019.
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4—Acquisitions

The following summarizes the status of the preliminary purchase price allocation of acquisitions completed prior to April 1, 2020:

Hillstone Environmental Partners, LLC (“Hillstone”) Acquisition

During the six months ended September 30, 2020, we received additional information and recorded a decrease of $0.7 million to current assets, a decrease of $5.1 million to current liabilities and a decrease of $6.0 million to the deferred tax liability with the offset to goodwill. Also, there was a $0.9 million decrease to the preliminary purchase price as a result of a true up to the working capital acquired. This amount was recorded as an offset to goodwill. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the six months ended September 30, 2020. As of September 30, 2020, the allocation of the purchase price is considered preliminary as we are continuing to gather additional information to finalize working capital items.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			September 30, 2020	March 31, 2020
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$316,693	$314,694
Pipeline and related facilities	30	-	40	244,031	244,751
Vehicles and railcars	3	-	25	126,150	123,937
Water treatment facilities and equipment	3	-	30	1,859,149	1,525,859
Crude oil tanks and related equipment	2	-	30	233,571	234,143
Barges and towboats	5	-	30	137,784	125,162
Information technology equipment	3	-	7	39,258	34,261
Buildings and leasehold improvements	3	-	40	160,886	151,690
Land				101,199	91,446
Tank bottoms and line fill (1)				20,275	20,346
Other	3	-	20	15,136	14,627
Construction in progress				165,413	499,707
				3,419,545	3,380,623
Accumulated depreciation				(619,820)	(529,068)
Net property, plant and equipment				$2,799,725	$2,851,555

(1)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Depreciation expense	$53,290	$31,334	$100,013	$56,790
Capitalized interest expense	$445	$—	$2,113	$—

Amounts in the table above for the three months and six months ended September 30, 2019 do not include depreciation expense and capitalized interest expense related to TPSL (as defined herein), as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Crude Oil Logistics	$—	$(257)	$1,844	$(790)
Water Solutions	6,414	3,551	6,740	3,599
Liquids and Refined Products	43	(4)	47	(7)
Corporate and Other	(2)	—	(2)	—
Total	$6,455	$3,290	$8,629	$2,802

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the six months ended September 30, 2020:

	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Total
	(in thousands)
Balances at March 31, 2020	$579,846	$294,658	$119,083	$993,587
Revisions to acquisition accounting (Note 4)	—	(11,348)	—	(11,348)
Balances at September 30, 2020	$579,846	$283,310	$119,083	$982,239

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				September 30, 2020			March 31, 2020
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$1,434,938	$(490,601)	$944,337	$1,435,573	$(445,250)	$990,323
Customer commitments	10	-	25	502,000	(131,017)	370,983	502,000	(111,677)	390,323
Pipeline capacity rights	30			7,799	(1,777)	6,022	7,799	(1,647)	6,152
Rights-of-way and easements	1	-	45	90,898	(7,839)	83,059	89,476	(6,506)	82,970
Water rights	13	-	30	100,369	(11,412)	88,957	100,937	(8,441)	92,496
Executory contracts and other agreements	5	-	30	48,659	(19,776)	28,883	48,570	(18,210)	30,360
Non-compete agreements	2	-	24	12,714	(5,762)	6,952	12,723	(4,735)	7,988
Debt issuance costs (1)	3	-	5	44,499	(38,075)	6,424	44,051	(34,983)	9,068
Total amortizable				2,241,876	(706,259)	1,535,617	2,241,129	(631,449)	1,609,680
Non-amortizable:
Trade names				2,800	—	2,800	2,800	—	2,800
Total				$2,244,676	$(706,259)	$1,538,417	$2,243,929	$(631,449)	$1,612,480

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2020	2019	2020	2019
	(in thousands)
Depreciation and amortization	$34,179	$31,779	$71,442	$60,077
Cost of sales	76	89	153	176
Interest expense	1,560	1,280	3,092	2,556
Operating expenses	61	111	123	262
Total	$35,876	$33,259	$74,810	$63,071

Amounts in the table above for the three months and six months ended September 30, 2019 do not include amortization expense related to TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2021 (six months)	$69,530
2022	131,313
2023	122,732
2024	116,530
2025	100,300
Thereafter	995,212
Total	$1,535,617

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2020			March 31, 2020
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$1,466,000	$—	$1,466,000	$1,120,000	$—	$1,120,000
Working capital borrowings	236,500	—	236,500	350,000	—	350,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	572,856	(4,387)	568,469	607,323	(5,405)	601,918
6.125% Notes due 2025 (“2025 Notes”)	380,020	(3,717)	376,303	387,320	(4,217)	383,103
7.500% Notes due 2026 (“2026 Notes”)	400,823	(5,701)	395,122	450,000	(6,975)	443,025
Bridge term credit agreement	—	—	—	250,000	(3,198)	246,802
Term credit agreement	250,000	(8,462)	241,538	—	—	—
Other long-term debt	4,357	—	4,357	4,683	—	4,683
	3,310,556	(22,267)	3,288,289	3,169,326	(19,795)	3,149,531
Less: Current maturities (2)	13,123	—	13,123	4,683	—	4,683
Long-term debt	$3,297,433	$(22,267)	$3,275,166	$3,164,643	$(19,795)	$3,144,848

(1)Debt issuance costs related to the Revolving Credit Facility and the Sawtooth credit agreement are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.
(2)Current maturities include the 2023 Notes that were repurchased in October 2020 (see Note 19) but had trade dates in September 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense for debt issuance costs related to long-term debt in the table above was $1.7 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively, and $3.7 million and $1.8 million during the six months ended September 30, 2020 and 2019, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2021 (six months)	$3,247
2022	6,451
2023	6,442
2024	3,254
2025	1,802
Thereafter	1,071
Total	$22,267

Credit Agreement

We are party to a credit agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement provides up to $1.915 billion in aggregate commitments and consists of a revolving credit facility to fund working capital needs (“Working Capital Facility”), and another to fund acquisitions and expansion projects (“Expansion Capital Facility”). On April 27, 2020, we amended our Credit Agreement to reallocate availability between the two revolving credit facilities. We reduced the capacity of the Working Capital Facility to $350.0 million and increased the Expansion Capital Facility to $1.565 billion (the Expansion Capital Facility, and together with the Working Capital Facility, the “Revolving Credit Facility”). We had letters of credit of $107.3 million on the Working Capital Facility at September 30, 2020. The capacity under the Working Capital Facility may be limited by a “borrowing base” (as defined in the Credit Agreement) which is calculated based on the value of certain working capital items at any point in time. The commitments under the Credit Agreement expire on October 5, 2021.

At September 30, 2020, the borrowings under the Credit Agreement had a weighted average interest rate of 2.95%, calculated as the weighted average LIBOR rate of 0.16% plus a margin of 2.75% for LIBOR borrowings and the prime rate of 3.25% plus a margin of 1.75% on alternate base rate borrowings. At September 30, 2020, the interest rate in effect on letters of credit was 2.75%. Commitment fees are charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

The Credit Agreement specifies that our senior secured leverage ratio cannot be more than 3.50 to 1, that our interest coverage ratio cannot be less than 2.50 to 1 and the total leverage indebtedness ratio cannot be more than 5.50 to 1 at any quarter end. At September 30, 2020, our senior secured leverage ratio was approximately 3.12 to 1, our interest coverage ratio was approximately 3.51 to 1, and our total leverage indebtedness ratio was approximately 5.32 to 1.

We were in compliance with the covenants under the Credit Agreement at September 30, 2020.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2020	2020
	(in thousands)
2023 Notes
Notes repurchased	$19,467	$34,467
Cash paid (excluding payments of accrued interest)	$13,331	$21,752
Gain on early extinguishment of debt (1)	$5,986	$12,435

2025 Notes
Notes repurchased	$—	$7,300
Cash paid (excluding payments of accrued interest)	$—	$3,647
Gain on early extinguishment of debt (2)	$—	$3,575

2026 Notes
Notes repurchased	$24,258	$49,177
Cash paid (excluding payments of accrued interest)	$16,128	$29,100
Gain on early extinguishment of debt (3)	$7,782	$19,349

(1)    Gain on early extinguishment of debt for the three months and six months ended September 30, 2020 is inclusive of the write-off of debt issuance costs of $0.1 million and $0.3 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.
(2)    Gain on early extinguishment of debt for the six months ended September 30, 2020 is inclusive of the write-off of debt issuance costs of $0.1 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.
(3)    Gain on early extinguishment of debt for the three months and six months ended September 30, 2020 is inclusive of the write-off of debt issuance costs of $0.3 million and $0.7 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Compliance

At September 30, 2020, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

Term Credit Agreement

On June 3, 2020, we entered into a new $250.0 million term credit agreement (the “Term Credit Agreement”) with certain funds and accounts managed by affiliates of Apollo Global Management, Inc. to refinance the previous Bridge Term Credit Agreement (as defined herein).

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

All borrowings under the Term Credit Agreement bear interest at LIBOR (based on the higher of one-month or three-month LIBOR), subject to a 1.50% LIBOR floor, plus 8.00%. At September 30, 2020, the borrowings under the Term Credit Agreement had an interest rate of 9.50% (as of September 30, 2020 the reference LIBOR rate was below the LIBOR floor of 1.50%).

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

The Term Credit Agreement specifies that our senior secured leverage ratio cannot be more than 3.50 to 1, that our interest coverage ratio cannot be less than 2.50 to 1 and the total leverage indebtedness ratio cannot be more than 5.75 to 1 for the four fiscal quarters of the fiscal year ending March 31, 2021. As of June 30, 2021 and through June 3, 2023, the maximum total leverage indebtedness ratio will be 5.50 to 1. At September 30, 2020, our senior secured leverage ratio was approximately 3.12 to 1, our interest coverage ratio was approximately 3.51 to 1, and our total leverage indebtedness ratio was approximately 5.32 to 1.

At September 30, 2020, we were in compliance with the covenants under the Term Credit Agreement.

Bridge Term Credit Agreement

On July 2, 2019, we entered into a bridge term credit agreement (the “Bridge Term Credit Agreement”) with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. On June 3, 2020, we used the proceeds from the Term Credit Agreement to pay off the outstanding balance of the Bridge Term Credit Agreement. We wrote off $2.3 million of debt issuance costs which is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Sawtooth Credit Agreement

On November 27, 2019, Sawtooth Caverns LLC (“Sawtooth”), a joint venture in which we own approximately a 71.5% interest, entered into a credit agreement with Zions Bancorporation (doing business as “Amegy Bank”). The Sawtooth credit agreement has a capacity of $20.0 million. The commitments under the Sawtooth credit agreement expire on November 27, 2022. At September 30, 2020, no amounts had been borrowed under the Sawtooth credit agreement. Commitment fees are charged at a rate of 0.50% on any unused capacity.

Other Long-Term Debt

We have other notes payable related to equipment financing. The interest rates on these instruments range from 4.13% to 7.10% per year and have an aggregate principal balance of $4.4 million at September 30, 2020. See Note 19 for details of the new equipment financing entered into after the end of the quarter.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2020:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Term Credit Agreement	Other Long-Term Debt	Total
	(in thousands)
2021 (six months)	$—	$8,766	$—	$4,357	$13,123
2022	1,702,500	—	—	—	1,702,500
2023	—	—	—	—	—
2024	—	564,090	250,000	—	814,090
2025	—	380,020	—	—	380,020
Thereafter	—	400,823	—	—	400,823
Total	$1,702,500	$1,353,699	$250,000	$4,357	$3,310,556

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. The GP and the Partnership contend that the jury verdict, at least in respect of fraudulent misrepresentation, is not supportable by either controlling law or the evidentiary record. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On December 23, 2019, the trial court issued an Order certifying for immediate review by the appellate court the issue of whether the types of damages awarded by the jury are legally supportable since it was also determined by the Court that there was no contract between the parties. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order expanding the issues to be reviewed on appeal to include the additional issues raised by the NGL parties’ application - namely, whether the December 5th Order correctly set aside the jury’s $4.0 million quantum meruit award, whether certain jury instructions were correct and whether the evidence presented at trial supported the claims asserted by LCT. The Supreme Court consolidated the appeal proceedings for judicial efficiency and set a briefing cycle for the parties whereby the appeal-related briefs and materials were fully submitted by both parties on August 10, 2020. It is our position that the awards, even if they each stand, are not cumulative. The Supreme Court conducted a hearing to hear oral arguments of the parties on November 4, 2020 and has taken the matter under advisement. We are currently waiting for their decision. Any allocation of the ultimate verdict award between the GP and the Partnership will be made by the board of directors of our general partner once all information is available to it and after the post-trial and any appellate process has concluded and the verdict is final as a matter of law. Because the Partnership is a named defendant in the lawsuit, and any judgment ultimately awarded would be joint and several with the GP, we have determined that it is probable that the Partnership could be liable for a portion of this judgment. At this time, we believe the amount that could be allocated to the Partnership would not be material as it is estimated to be less than $4.0 million. As of September 30, 2020, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At September 30, 2020, we have an environmental liability, measured on an undiscounted basis, of $1.8 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Balance at March 31, 2020	$18,416
Liabilities incurred	4,703
Accretion expense	867
Balance at September 30, 2020	$23,986

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at September 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (six months)	$5,844
2022	11,779
2023	4,497
2024	197
2025	172
Thereafter	526
Total	$23,015

As part of the acquisition of Hillstone, discussed in Note 4, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months and six months ended September 30, 2020, we recorded $0.7 million and $1.4 million, respectively, within operating expense in our unaudited condensed consolidated statements of operations. At September 30, 2020, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $7.3 million.

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

The following table summarizes future minimum throughput payments under these agreements at September 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (six months)	$17,608
2022	35,314
2023	35,314
2024	35,410
2025	30,897
Total	$154,543

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At September 30, 2020, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2021 (six months)	$36,089	954	$12,216	26,248
2022	—	—	2,495	5,766
Total	$36,089	954	$14,711	32,014

Index-Price Commodity Purchase Commitments:
2021 (six months)	$615,291	15,950	$427,537	759,793
2022	774,050	18,484	19,544	37,173
2023	689,702	15,702	—	—
2024	640,959	14,359	—	—
2025	464,404	10,220	—	—
Thereafter	17,878	389	—	—
Total	$3,202,284	75,104	$447,081	796,966

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

At September 30, 2020, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2021 (six months)	$36,156	954	$112,490	174,109
2022	—	—	5,886	10,585
Total	$36,156	954	$118,376	184,694

Index-Price Commodity Sale Commitments:
2021 (six months)	$498,465	12,351	$564,739	741,188
2022	203,569	4,745	14,042	20,280
2023	208,153	4,745	290	455
2024	212,210	4,758	—	—
2025	215,198	4,745	—	—
Thereafter	17,878	390	—	—
Total	$1,355,473	31,734	$579,071	761,923

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $4.2 million of our prepaid expenses and other current assets and $0.9 million of our accrued expenses and other payables at September 30, 2020.

Note 10—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts and obligations. As of September 30, 2020, we owned 8.69% of our general partner.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan during the six months ended September 30, 2020.

Our Distributions

The following table summarizes distributions declared on our common units during the last three quarters:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid/Payable to Limited Partners	Amount Paid/Payable to General Partner
				(in thousands)	(in thousands)
April 27, 2020	May 7, 2020	May 15, 2020	$0.2000	$25,754	$26
July 23, 2020	August 6, 2020	August 14, 2020	$0.2000	$25,754	$26
October 27, 2020	November 6, 2020	November 13, 2020	$0.1000	$12,804	$13

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

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last three quarters:

				Amount Paid to Class B
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 16, 2020	March 31, 2020	April 15, 2020	$0.5625	$7,079
June 15, 2020	June 30, 2020	July 15, 2020	$0.5625	$7,079
September 15, 2020	September 30, 2020	October 15, 2020	$0.5625	$7,079

The distribution amount paid on October 15, 2020 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2020.

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

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). The following table summarizes distributions declared on our Class C Preferred Units during the last three quarters:

				Amount Paid to Class C
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 16, 2020	March 31, 2020	April 15, 2020	$0.6016	$1,083
June 15, 2020	June 30, 2020	July 15, 2020	$0.6016	$1,083
September 15, 2020	September 30, 2020	October 15, 2020	$0.6016	$1,083

The distribution amount paid on October 15, 2020 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at September 30, 2020.

Class D Preferred Units

On July 2, 2019, we completed a private placement of an aggregate of 400,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of $385.4 million. On October 31, 2019, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for net proceeds of $194.7 million. As of September 30, 2020, all warrants are still outstanding.

The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per every $1,000 in unit value per year). The following table summarizes distributions declared on our Class D Preferred Units during the last three quarters:

				Amount Paid to Class D
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
April 27, 2020	May 7, 2020	May 15, 2020	$11.25	$6,868
July 23, 2020	August 6, 2020	August 14, 2020	$11.25	$6,946
October 27, 2020	November 6, 2020	November 13, 2020	$26.01	$15,608

The distribution for the three months ended September 30, 2020 includes a 1.0% rate increase due to us exceeding the adjusted total leverage ratio, as defined within the amended and restated limited partnership agreement. The distributions paid in cash for both the three months ended March 31, 2020 and June 30, 2020 of $6.9 million represented 50% of the Class D Preferred Units distribution amount, as represented in the table above. In accordance with the terms of our Partnership Agreement, the value of each Class D Preferred Unit automatically increased by the non-cash accretion, which was approximately $6.9 million in the aggregate with respect to the distributions for both the three months ended March 31, 2020 and June 30, 2020. The distributions for the three months ended September 30, 2020 will all be paid in cash.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Service Award activity during the six months ended September 30, 2020:

Unvested Service Award units at March 31, 2020	1,371,425
Units granted	6,000
Units forfeited	(19,500)
Unvested Service Award units at September 30, 2020	1,357,925

The following table summarizes the scheduled vesting of our unvested Service Award units at September 30, 2020:

Fiscal Year Ending March 31,
2021 (six months)	903,700
2022	454,225
Total	1,357,925

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. The weighted-average grant price for the six months ended September 30, 2020 was $3.86. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

During the three months ended September 30, 2020 and 2019, we recorded compensation expense related to Service Award units of $1.3 million and $2.1 million, respectively. During the six months ended September 30, 2020 and 2019, we recorded compensation expense related to Service Award units of $2.7 million and $4.9 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at September 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (six months)	$2,187
2022	1,695
Total	$3,882

As of September 30, 2020, there are approximately 2.9 million common units remaining available for issuance under the LTIP.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	September 30, 2020		March 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$19,795	$(7,658)	$64,037	$(2,235)
Level 2 measurements	4,231	(4,060)	25,217	(17,635)
	24,026	(11,718)	89,254	(19,870)

Netting of counterparty contracts (1)	(7,658)	7,658	(2,282)	2,282
Net cash collateral held	(1,855)	—	(50,104)	(370)
Commodity derivatives	$14,513	$(4,060)	$36,868	$(17,958)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2020	March 31, 2020
	(in thousands)
Prepaid expenses and other current assets	$14,513	$36,868
Accrued expenses and other payables	(4,014)	(17,777)
Other noncurrent liabilities	(46)	(181)
Net commodity derivative asset	$10,453	$18,910

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2020:
Crude oil fixed-price (1)	October 2020–December 2021	(1,209)	$11,741
Propane fixed-price (1)	October 2020–December 2021	938	4,980
Refined products fixed-price (1)	October 2020–March 2021	(107)	159
Butane fixed-price (1)	October 2020–April 2021	(1,451)	(7,702)
Other	October 2020–March 2022		3,130
			12,308
Net cash collateral held			(1,855)
Net commodity derivative asset			$10,453

At March 31, 2020:
Crude oil fixed-price (1)	April 2020–December 2021	(2,252)	$41,721
Propane fixed-price (1)	April 2020–December 2021	415	(738)
Refined products fixed-price (1)	April 2020–January 2021	(26)	27,401
Other	April 2020–March 2022		1,000
			69,384
Net cash collateral held			(50,474)
Net commodity derivative asset			$18,910

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended September 30, 2020 and 2019, we recorded a net loss of $3.2 million and a net gain of $10.3 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2020 and 2019, we recorded a net loss of $30.6 million and a net gain of $15.9 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. The amounts for the three months and six months ended September 30, 2020 and 2019 do not include net gains and losses related to Mid-Con (as defined herein), Gas Blending (as defined herein) and TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2020, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2020, we had $1.7 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 2.95%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to LIBOR interest rates. At September 30, 2020, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 9.50%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2020 (in thousands):

Senior Unsecured Notes:
2023 Notes	$383,455
2025 Notes	$230,867
2026 Notes	$245,880

For the Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 12—Segments

As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment, the Chief Operating Decision Maker (CODM) decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment would be aggregated with the former Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the three months and six months ended September 30, 2019 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported.

The following table summarizes revenues related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$418,174	$596,674	$648,902	$1,278,743
Crude oil transportation and other	47,567	43,157	90,208	83,154
Non-Topic 606 revenues	3,105	3,619	6,274	7,240
Elimination of intersegment sales	(2,005)	(2,298)	(2,504)	(11,825)
Total Crude Oil Logistics revenues	466,841	641,152	742,880	1,357,312
Water Solutions:
Topic 606 revenues
Disposal service fees	76,004	80,209	157,382	131,349
Sale of recovered crude oil	8,386	14,761	9,754	29,096
Sale of brackish non-potable water	1,147	2,007	2,980	4,103
Other service revenues	3,141	4,272	6,627	8,484
Total Water Solutions revenues	88,678	101,249	176,743	173,032
Liquids and Refined Products:
Topic 606 revenues
Refined products sales	288,781	639,843	499,328	1,314,556
Propane sales	136,538	115,778	258,066	255,152
Butane sales	89,920	87,821	145,117	170,046
Other product sales	90,418	116,461	138,753	231,066
Service revenues	6,683	8,262	13,025	17,049
Non-Topic 606 revenues	797	98,626	39,514	163,804
Elimination of intersegment sales	(813)	(5,120)	(1,481)	(6,309)
Total Liquids and Refined Products revenues	612,324	1,061,671	1,092,322	2,145,364
Corporate and Other:
Non-Topic 606 revenues	315	264	628	519
Total Corporate and Other revenues	315	264	628	519
Total revenues	$1,168,158	$1,804,336	$2,012,573	$3,676,227

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 7 and Note 8) and operating income (loss) by segment for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$17,232	$17,693	$34,027	$35,278
Water Solutions	62,282	38,031	120,477	66,254
Liquids and Refined Products	7,102	6,825	15,335	14,266
Corporate and Other	4,210	3,031	8,667	5,899
Total depreciation and amortization	$90,826	$65,580	$178,506	$121,697

Operating Income (Loss):
Crude Oil Logistics	$48,239	$38,520	$71,559	$72,322
Water Solutions	(13,277)	21,274	(29,324)	34,963
Liquids and Refined Products	14,338	8,798	18,900	24,169
Corporate and Other	(12,984)	(38,477)	(35,604)	(53,819)
Total operating income	$36,316	$30,115	$25,531	$77,635

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions. The information below does not include goodwill by segment.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Crude Oil Logistics	$3,098	$4,059	$8,770	$18,864
Water Solutions	12,260	941,511	32,962	1,145,411
Liquids and Refined Products	3,188	5,495	4,720	11,048
Corporate and Other	5,872	2,319	7,904	3,058
Total	$24,418	$953,384	$54,356	$1,178,381

All of the tables above do not include amounts for the three months and six months ended September 30, 2019 related to Mid-Con, Gas Blending and TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	September 30, 2020	March 31, 2020
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,537,011	$1,567,503
Water Solutions	3,281,804	3,382,727
Liquids and Refined Products (1)	626,862	654,530
Corporate and Other	43,053	33,570
Total	$5,488,730	$5,638,330

(1)    Includes $26.1 million and $25.9 million of non-US long-lived assets at September 30, 2020 and March 31, 2020, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	September 30, 2020	March 31, 2020
	(in thousands)
Total assets:
Crude Oil Logistics	$1,885,442	$1,886,211
Water Solutions	3,390,611	3,539,328
Liquids and Refined Products (1)	942,583	972,684
Corporate and Other	67,775	100,513
Total	$6,286,411	$6,498,736

(1)    Includes $37.8 million and $37.8 million of non-US total assets at September 30, 2020 and March 31, 2020, respectively.

Note 13—Transactions with Affiliates

A member of the board of directors of our general partner is an executive officer of WPX Energy, Inc. (“WPX”). We purchase crude oil from and sell crude oil to WPX (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues and cost of sales in our unaudited condensed consolidated statement of operations). We also treat and dispose of produced water and solids received from WPX.

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Sales to WPX	$12,485	$14,392	$22,241	$22,828
Purchases from WPX (1)	$82,287	$85,396	$116,060	$166,167
Sales to entities affiliated with management	$1,243	$699	$2,123	$1,720
Purchases from entities affiliated with management	$224	$959	$291	$2,115
Purchases from equity method investees	$292	$129	$745	$129

(1)    Amount primarily relates to purchases of crude oil under the definitive agreement we signed with WPX.

Accounts receivable from affiliates consist of the following at the dates indicated:

	September 30, 2020	March 31, 2020
	(in thousands)
Receivables from NGL Energy Holdings LLC	$8,106	$7,781
Receivables from WPX	4,265	3,563
Receivables from entities affiliated with management	387	151
Receivables from equity method investees	2,146	1,439
Total	$14,904	$12,934

Accounts payable to affiliates consist of the following at the dates indicated:

	September 30, 2020	March 31, 2020
	(in thousands)
Payables to WPX	$23,379	$17,039
Payables to entities affiliated with management	80	149
Payables to equity method investees	526	529
Total	$23,985	$17,717

Note 14—Revenue from Contracts with Customers

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of September 30, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids and Refined Products segment includes $0.6 million of net losses related to changes in the mark-to-market value of these arrangements recorded during the six months ended September 30, 2020.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (six months)	$125,381
2022	211,831
2023	206,218
2024	175,632
2025	149,474
Thereafter	167,283
Total (1)	$1,035,819

(1)    Amount includes revenue from a counterparty that filed for Chapter 11 bankruptcy in June 2020. See Note 17 for a further discussion.

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	September 30, 2020	March 31, 2020
	(in thousands)
Accounts receivable from contracts with customers	$348,674	$372,930

Contract liabilities balance at March 31, 2020	$19,536
Payment received and deferred	21,026
Payment recognized in revenue	(16,419)
Contract liabilities balance at September 30, 2020	$24,143

Note 15—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease expense	$17,953	$18,007	$36,230	$35,814
Variable lease expense	4,334	3,857	9,213	5,665
Short-term lease expense	405	133	801	259
Total lease expense	$22,692	$21,997	$46,244	$41,738

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amounts in the table above for the three months and six months ended September 30, 2019 do not include lease expense related to TPSL and Gas Blending, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

The following table summarizes maturities of our operating lease obligations at September 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (six months)	$57,976
2022	43,003
2023	28,294
2024	19,064
2025	9,035
Thereafter	58,585
Total lease payments	215,957
Less imputed interest	(50,415)
Total operating lease obligations	$165,542

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Six Months Ended September 30,
	2020	2019 (1)

Cash paid for amounts included in the measurement of operating lease obligations	$36,135	$59,528
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$19,257	$565,152

(1)     Amounts include the leases and activity for the TPSL and Gas Blending businesses which were sold during the fiscal year ended March 31, 2020 (see Note 18).

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2020 and 2019, fixed rental revenue was $4.2 million, which includes $0.7 million of sublease revenue, and $5.5 million, which includes $1.0 million of sublease revenue, respectively. During the six months ended September 30, 2020 and 2019, fixed rental revenue was $8.5 million, which includes $1.3 million of sublease revenue, and $10.9 million, which includes $2.4 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at September 30, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (six months)	$6,787
2022	6,743
2023	4,202
2024	1,562
2025	690
Thereafter	1,192
Total	$21,176

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

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2020	$4,540	$—
Cumulative effect adjustment	433	680
Current period provision for expected credit losses	(259)	—
Write-offs charged against the allowance	(1,315)	(222)
Balance at September 30, 2020	$3,399	$458

Note 17—Other Matters

Third-party Loan Receivable
As discussed previously in Note 2, we had an outstanding loan receivable of $26.7 million, including accrued interest, associated with our interest in the Facility that is utilized by a third party. Our loan receivable was secured by title to and a lien interest on the Facility. The third party filed a petition for bankruptcy under Chapter 11 of the bankruptcy code in July 2019, at which time we filed our Proof of Claim within the bankruptcy case. The Chapter 11 plan, as supplemented, was approved by the bankruptcy court in February 2020, pursuant to which we were expected to be paid a $26.7 million secured claim as an unimpaired creditor. After the approval of the supplemental plan, the third party attempted to negotiate with us to accept an amount less than the full amount of our claim or to take back the Facility in kind. In May 2020, we filed a motion with the bankruptcy court to compel the third party to pay us the full amount of the claim in accordance with the approved plan. The bankruptcy court ruled in May 2020 that the third party would need to either pay us the full amount of the claim or deliver the Facility to us at a destination of our reasonable choosing. On June 26, 2020, we settled our claim with the third party and agreed to receive $16.3 million, for which we released any and all claims and/or liens with respect to the Facility and transferred title of the Facility to the third party. For the remaining $10.4 million of the loan receivable, we have filed an unsecured claim within the bankruptcy. As of June 30, 2020, we wrote-off approximately $9.4 million, the portion of the unsecured claimed we have deemed uncollectible, and this amount was recorded as a loss within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. As of September 30, 2020, the remaining balance of $0.6 million, net of an allowance for an expected credit loss, is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Third-party Bankruptcy

During the three months ended June 30, 2020, Extraction Oil & Gas, Inc. (“Extraction”), who is a significant shipper on our crude oil pipeline, filed a petition for bankruptcy under Chapter 11 of the bankruptcy code. Extraction has transportation contracts pursuant to which it has committed to ship crude oil on our pipeline through October 2026. As part of the bankruptcy filing, Extraction requested that the court authorize it to reject these transportation contracts, effective June 14, 2020. We disputed its ability to reject the transportation contracts, filed objections and took various other legal steps within the bankruptcy proceedings to protect the value to us of the contracts at issue. On November 2, 2020, the bankruptcy court issued a bench ruling granting Extraction’s motion to reject the transportation contracts effective as of June 14, 2020. As a result, we intend to appeal the bankruptcy court’s ruling on the basis of the numerous infirmities we believe are contained in the ruling. We are unable to estimate whether our appeal or other legal actions we avail ourselves to will prove satisfactory to us.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Extraction has continued to utilize the services under the transportation contracts by nominating and delivering barrels to be shipped on our pipeline. During the three months ended September 30, 2020, Extraction has paid us for the barrels that have actually been shipped but has not paid for the difference between the minimum volume commitment specified under the contracts and the actual volumes shipped (“deficiency volumes”). As of September 30, 2020, the amount owed by Extraction related to the deficiency volumes is $5.7 million. With respect to the deficiency volumes, we will file an administrative, or secured claim, with the bankruptcy court for the amounts due and believe we will ultimately be able to collect on them even though the contracts were rejected by the bankruptcy court’s recent ruling. In the event that Extraction continues to ship barrels on the pipeline, it will be subject to the terms of the applicable FERC tariff.

Extraction also has a water disposal contract with our Water Solutions segment whereby we dispose of its produced water for a fee. On August 10, 2020, they filed a motion with the bankruptcy court to also reject our water disposal contract but subsequently filed a motion to remove that contract from the list of contracts it is asking the court for permission to reject. Since the filing of the bankruptcy petition, Extraction has continued to utilize the services under the water disposal contract and they are current on all its post-filing date receivables but owe us approximately $0.8 million for prepetition services. For this contract, because we are secured by statutory liens, we have requested that Extraction pay us for those prepetition services under authority granted to it by the bankruptcy court. Pending receipt of that payment, we will be filing a secured claim in the bankruptcy case.

While we remain amenable to resolving this matter on a commercial basis, these efforts may prove unsuccessful. If our legal actions, including appeals, are also unsuccessful we will assert our approximately $650.0 million unsecured claim in the bankruptcy proceeding. Extraction’s current plan of reorganization is to convert the unsecured claims into equity. While the terms of that plan may change in the plan of reorganization that is ultimately approved by the bankruptcy court and confirmed by Extraction’s impaired creditors, we believe that it is probable that under the current plan of reorganization we could be a significant interest holder in Extraction once they emerge from bankruptcy. In addition, the ultimate loss of these contracts could result in a decline in the fair value of our Crude Oil Logistics segment, as well as certain tangible and intangible assets associated with the crude oil pipeline, resulting in us recording impairment charges against these assets and associated goodwill. As of September 30, 2020, the carrying value of the crude oil pipeline’s long-lived assets was $537.0 million, of which $188.6 million is a customer commitment intangible asset related to one of the transportation contracts. Goodwill for the Crude Oil Logistics reporting unit, which includes the crude oil pipeline, was $579.8 million as of September 30, 2020 (see Note 6).

Note 18—Discontinued Operations

As previously disclosed, on September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) to Trajectory Acquisition Company, LLC. On January 3, 2020, we completed the sale of our refined products business in the mid-continent region of the United States (“Mid-Con”) to a third-party. On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party. As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for all periods presented, and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statement of cash flows.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues	$—	$3,789,232	$16,198	$8,555,232
Cost of sales	118	3,797,631	16,429	8,561,168
Operating expenses	72	2,547	280	5,502
General and administrative expense	—	32	—	53
Depreciation and amortization	—	295	—	749
Loss on disposal or impairment of assets, net (1)	116	174,449	1,181	174,449
Operating loss from discontinued operations	(306)	(185,722)	(1,692)	(186,689)
Interest expense	100	(79)	—	(110)
Other income, net	—	69	—	134
Loss from discontinued operations before taxes	(206)	(185,732)	(1,692)	(186,665)
Income tax benefit (expense)	53	(10)	53	(20)
Loss from discontinued operations, net of tax	$(153)	$(185,742)	$(1,639)	$(186,685)

(1)    Amount for the three months ended September 30, 2020 includes a loss of $0.1 million on the sale of TPSL and amount for the six months ended September 30, 2020 includes a loss of $1.0 million on the sale of Gas Blending and a loss of $0.2 million on the sale of TPSL.

Continuing Involvement

As of September 30, 2020, we have commitments to sell up to 50.8 million gallons of propane, valued at $35.4 million (based on the contract price), to Superior Plus Corp. and DCC LPG, the purchasers of our former Retail Propane segment, through July 2021. During the three months and six months ended September 30, 2020, we received $1.0 million and $1.6 million, respectively, from DCC LPG for propane sold to them during the period.

Note 19—Subsequent Events

During October 2020, we repurchased $17.6 million of the 2023 Notes for a payment of $12.4 million (including accrued interest of $0.6 million) and $14.5 million of the 2026 Notes for a payment of $9.2 million (including accrued interest of $0.5 million).
On October 29, 2020, we entered into an equipment loan for $45.0 million with Stonebriar Commercial Finance LLC which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. The loan expires on November 1, 2027.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2020. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Annual Report”) filed with the Securities and Exchange Commission on June 1, 2020.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2020, our operations included three segments: Crude Oil Logistics, Water Solutions and Liquids and Refined Products. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment (see “Acquisitions and Dispositions” below and Note 18 to our unaudited condensed consolidated financial statements included in this Quarterly Report), the Chief Operating Decision Maker (CODM) decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment would be aggregated with the former Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the three months and six months ended September 30, 2019 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total revenues	$1,168,158	$1,804,336	$2,012,573	$3,676,227
Total cost of sales	964,890	1,589,203	1,641,937	3,279,133
Operating expenses	56,054	74,886	121,041	136,198
General and administrative expense	17,475	43,908	34,633	64,250
Depreciation and amortization	87,469	63,113	171,455	116,867
Loss on disposal or impairment of assets, net	5,954	3,111	17,976	2,144
Operating income	36,316	30,115	25,531	77,635
Equity in earnings (loss) of unconsolidated entities	501	(265)	790	(257)
Interest expense	(46,935)	(45,017)	(90,896)	(84,894)
Gain on early extinguishment of liabilities, net	13,747	—	33,102	—
Other income, net	1,585	183	2,620	1,193
Income (loss) from continuing operations before income taxes	5,214	(14,984)	(28,853)	(6,323)
Income tax benefit (expense)	774	(640)	1,075	(319)
Income (loss) from continuing operations	5,988	(15,624)	(27,778)	(6,642)
Loss from discontinued operations, net of tax	(153)	(185,742)	(1,639)	(186,685)
Net income (loss)	5,835	(201,366)	(29,417)	(193,327)
Less: Net (income) loss attributable to noncontrolling interests	(168)	129	(219)	397
Net income (loss) attributable to NGL Energy Partners LP	$5,667	$(201,237)	$(29,636)	$(192,930)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months and six months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2021.

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

Also, commodity price declines have had an adverse impact on many participants in the energy markets, and the inherent risk of customer or counterparty nonperformance is higher when commodity prices are low or decline. In June 2020, Extraction Oil & Gas, Inc. (“Extraction”), a significant shipper on our crude oil pipeline, filed a petition under Chapter 11 bankruptcy and in their filing requested that the court authorize it to reject its transportation contracts, for which we filed an objection. On November 2, 2020, the bankruptcy court issued a bench ruling granting Extraction’s motion to reject our transportation contracts effective as of June 14, 2020. As a result, we intend to appeal the bankruptcy court’s ruling. If our appeals are unsuccessful, the rejection of these contracts could have a significant impact on our results of operations. See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

While some global and regional economies are beginning to reopen, the potential future limitations and impact of COVID-19 on our business are still unknown at this time. Crude oil prices have increased but are still relatively low, and future drilling and production plans are continually being assessed. Given the uncertain timing of a return of refined product demand to historical levels and of a recovery in commodity prices, the extent of the impact these events will continue to have on our results of operations is unclear but could be material. Due to the uncertainties surrounding the possible outcomes of the bankruptcy of Extraction, the global economy due to the COVID-19 pandemic and general economic uncertainties, we are discontinuing our earnings guidance and any prior guidance should no longer be relied upon.

Acquisitions and Dispositions

We completed numerous acquisitions and dispositions during the fiscal year ended March 31, 2020. These transactions impact the comparability of our results of operations between our current and prior fiscal years. We have not completed any acquisitions or dispositions during the six months ended September 30, 2020.

During the fiscal year ended March 31, 2020, we completed the following acquisitions:

•On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”) (including 34 saltwater disposal wells and approximately 175 miles of pipelines);
•On October 31, 2019, we acquired all of the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) (including 19 saltwater disposal wells);
•On November 7, 2019, we acquired the exclusive rights to use certain land in Lea County, New Mexico for produced and treated water operations from one entity, certain membership interests in another entity and other assets;
•During the fiscal year ended March 31, 2020, we acquired one saltwater disposal facility (including three saltwater disposal wells) in Eddy County, New Mexico; and
•During the fiscal year ended March 31, 2020, we acquired land and two saltwater disposal wells in Pecos County, Texas.

During the fiscal year ended March 31, 2020, we completed the following dispositions:

•On September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) to Trajectory Acquisition Company, LLC;
•On January 3, 2020, we completed the sale of our refined products business in the mid-continent region of the United States (“Mid-Con”) to a third-party; and
•On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party.

As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for all periods presented and prior periods have been retrospectively adjusted in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statement of cash flows. See Note 18 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these transactions.

Repurchases of Senior Unsecured Notes

During the three months ended September 30, 2020, we repurchased $19.5 million of the 7.50% senior unsecured notes due 2023 (“2023 Notes”) and $24.3 million of the 7.50% senior unsecured notes due 2026 (“2026 Notes”). During October 2020, we repurchased $17.6 million of our 2023 Notes and $14.5 million of our 2026 Notes.

Subsequent Events

See Note 19 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to September 30, 2020.

Segment Operating Results for the Three Months Ended September 30, 2020 and 2019

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$418,174	$596,674	$(178,500)
Crude oil transportation and other	50,672	46,776	3,896
Total revenues (1)	468,846	643,450	(174,604)
Expenses:
Cost of sales-excluding impact of derivatives	387,530	578,789	(191,259)
Derivative loss (gain)	1,246	(6,792)	8,038
Operating expenses	12,941	14,237	(1,296)
General and administrative expenses	1,968	1,633	335
Depreciation and amortization expense	17,232	17,693	(461)
Gain on disposal or impairment of assets, net	(310)	(630)	320
Total expenses	420,607	604,930	(184,323)
Segment operating income	$48,239	$38,520	$9,719

Crude oil sold (barrels)	10,178	10,421	(243)
Crude oil transported on owned pipelines (barrels)	9,992	10,922	(930)
Crude oil storage capacity - owned and leased (barrels) (2)	5,239	5,232	7
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,563	(501)
Crude oil inventory (barrels) (2)	1,507	1,425	82
Crude oil sold ($/barrel)	$41.086	$57.257	$(16.171)
Cost per crude oil sold ($/barrel) (3)	$38.075	$55.541	$(17.466)
Crude oil product margin ($/barrel) (3)	$3.011	$1.716	$1.295

(1)    Revenues include $2.0 million and $2.3 million of intersegment sales during the three months ended September 30, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2020 and September 30, 2019, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in sales volumes and crude oil prices during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The volumes decreased due to changes in the method of delivery of production to the market in the Permian region and overall lower volumes. A significant amount of production switched to long haul pipeline owned or controlled by others.

Crude Oil Transportation and Other Revenues. The increase was primarily due to our Grand Mesa Pipeline, which increased revenues by $2.2 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a FERC tariff increase in July 2020. During the three months ended September 30, 2020, financial volumes on the Grand Mesa Pipeline averaged approximately 123,000 barrels per day (volume amounts are from both internal and external parties).

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Derivative Loss (Gain). Our cost of sales during the three months ended September 30, 2020 included $4.6 million of net realized losses on derivatives and $3.3 million of net unrealized gains on derivatives. Our cost of sales during the three months ended September 30, 2019 included $2.7 million of net realized gains on derivatives and $4.1 million of net unrealized gains on derivatives.

Crude Oil Product Margin. The increase was primarily due to the sale during the three months ended September 30, 2020 of inventory purchased during the three months ended June 30, 2020 at lower prices and held as of June 30, 2020. This increase was partially offset by lower net realized margins on certain volumes purchased and shipped on the Grand Mesa Pipeline which were negatively impacted by the increased tariff on the Grand Mesa Pipeline.

Operating and General and Administrative Expenses. The decrease was due to restricted travel during the pandemic and certain other cost cutting measures.

Depreciation and Amortization Expense. The decrease was due to asset retirements.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2020, we recorded a net gain of $0.3 million related to the disposal of certain assets. During the three months ended September 30, 2019, we recorded a net gain of $0.6 million related to the disposal of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$73,737	$74,335	$(598)
Sale of recovered crude oil	8,386	14,761	(6,375)
Other service revenues	6,555	12,153	(5,598)
Total revenues	88,678	101,249	(12,571)
Expenses:
Cost of sales-excluding impact of derivatives	257	1,039	(782)
Derivative loss (gain)	322	(7,535)	7,857
Operating expenses	31,387	43,860	(12,473)
General and administrative expenses	1,546	946	600
Depreciation and amortization expense	62,220	37,921	24,299
Loss on disposal or impairment of assets, net	6,223	3,744	2,479
Total expenses	101,955	79,975	21,980
Segment operating (loss) income	$(13,277)	$21,274	$(34,551)

Produced water processed (barrels per day)
Northern Delaware Basin	869,472	465,453	404,019
Delaware Basin	190,881	282,365	(91,484)
Eagle Ford Basin	81,260	279,754	(198,494)
DJ Basin	114,219	169,485	(55,266)
Other Basins	26,264	61,296	(35,032)
Total	1,282,096	1,258,353	23,743
Solids processed (barrels per day)	863	5,759	(4,896)
Skim oil sold (barrels per day)	2,611	3,079	(468)
Service fees for produced water processed ($/barrel) (1)	$0.63	$0.64	$(0.01)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.07	$0.13	$(0.06)
Operating expenses for produced water processed ($/barrel) (1)	$0.27	$0.38	$(0.11)

(1)    Total produced water barrels processed during the three months ended September 30, 2020 and 2019 were 117,952,824 and 115,768,585, respectively.

Water Disposal Service Fee Revenues. The decrease was due primarily to a decrease in the price we receive to dispose of a barrel of water, partially offset by an increase in the volume of produced water processed at acquired (primarily Mesquite and Hillstone) and newly developed facilities.

Recovered Crude Oil Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per produced water barrel processed and lower crude oil prices. The lower percentage of skim oil volumes recovered was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), and the addition of contract structures that allow producers to keep the skim oil recovered from produced water. This decrease was partially offset by the sale of crude oil during the three months ended September 30, 2020, that we had stored as of June 30, 2020 due to the lower crude oil prices.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues and brackish non-potable water revenues. The decrease was due primarily to lower solids disposal revenues, water pipeline revenues, brackish non-potable water revenues and land surface use revenues due to reduced customer drilling activity resulting from the decline in crude oil prices.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower disposal volumes as a result of the decline in customer drilling activity due to lower crude oil prices.

Derivative Loss (Gain). We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the three months ended September 30, 2020 included $4.4 million of net unrealized losses on derivatives and $4.1 million of net realized gains on derivatives. Our cost of sales during the three months ended September 30, 2019 included $1.7 million of net realized gains on derivatives and $5.8 million of net unrealized gains on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to lower headcount, lower chemical costs and various other cost reductions and efficiency gains.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and newly developed facilities.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2020, we recorded a net loss of $6.4 million primarily related to the write-down of equipment destroyed by lightning strikes and the abandonment of certain capital projects. During the three months ended September 30, 2019, we recorded a net loss of $3.6 million on the disposals of certain assets.

Liquids and Refined Products

The following table summarizes the operating results of our Liquids and Refined Products segment for the periods indicated:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)(2)	$288,840	$637,752	$(348,912)
Cost of sales-excluding impact of derivatives (3)	284,346	632,045	(347,699)
Derivative gain	(40)	(78)	38
Product margin	4,534	5,785	(1,251)

Propane sales:
Revenues (1)	137,164	116,449	20,715
Cost of sales-excluding impact of derivatives	124,156	108,356	15,800
Derivative (gain) loss	(1,665)	4,676	(6,341)
Product margin	14,673	3,417	11,256

Butane sales:
Revenues (1)	90,218	87,983	2,235
Cost of sales-excluding impact of derivatives	83,012	74,833	8,179
Derivative loss (gain)	5,464	(1,384)	6,848
Product margin	1,742	14,534	(12,792)

Other product sales:
Revenues-excluding impact of derivatives (1)	85,778	204,249	(118,471)
Cost of sales-excluding impact of derivatives	82,230	199,082	(116,852)
Derivative (gain) loss	(2,168)	809	(2,977)
Product margin	5,716	4,358	1,358

Service revenues:
Revenues (1)	9,543	11,942	(2,399)
Cost of sales	970	3,930	(2,960)
Product margin	8,573	8,012	561

Expenses:
Operating expenses	11,726	16,790	(5,064)
General and administrative expenses	2,105	3,786	(1,681)
Depreciation and amortization expense	7,026	6,736	290
Loss (gain) on disposal or impairment of assets, net	43	(4)	47
Total expenses	20,900	27,308	(6,408)
Segment operating income	$14,338	$8,798	$5,540

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Liquids and Refined Products storage capacity - owned and leased (gallons) (4)	427,004	401,249	25,755

Refined products sold (gallons)	220,243	331,898	(111,655)
Refined products sold ($/gallon)	$1.311	$1.930	$(0.619)
Cost per refined products sold ($/gallon) (5)	$1.291	$1.909	$(0.618)
Refined products product margin ($/gallon) (5)	$0.020	$0.021	$(0.001)
Refined products inventory (gallons) (4)	1,209	55,119	(53,910)

Propane sold (gallons)	252,693	262,183	(9,490)
Propane sold ($/gallon)	$0.543	$0.444	$0.099
Cost per propane sold ($/gallon) (5)	$0.491	$0.413	$0.078
Propane product margin ($/gallon) (5)	$0.052	$0.031	$0.021
Propane inventory (gallons) (4)	116,462	104,048	12,414
Propane storage capacity leased to third parties (gallons) (4)	53,947	45,436	8,511

Butane sold (gallons)	143,392	170,169	(26,777)
Butane sold ($/gallon)	$0.629	$0.517	$0.112
Cost per butane sold ($/gallon) (5)	$0.579	$0.440	$0.139
Butane product margin ($/gallon) (5)	$0.050	$0.077	$(0.027)
Butane inventory (gallons) (4)	92,672	80,839	11,833
Butane storage capacity leased to third parties (gallons) (4)	56,700	33,894	22,806

Other products sold (gallons)	114,734	151,871	(37,137)
Other products sold ($/gallon)	$0.748	$1.345	$(0.597)
Cost per other products sold ($/gallon) (5)	$0.717	$1.311	$(0.594)
Other products product margin ($/gallon) (5)	$0.031	$0.034	$(0.003)
Other products inventory (gallons) (4)	18,671	69,116	(50,445)

(1)    Revenues include $0.8 million and $5.1 million of intersegment sales during the three months ended September 30, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Revenues included $2.8 million of intersegment sales during the three months ended September 30, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.
(3)    Cost of sales included $1.4 million of intersegment cost of sales during the three months ended September 30, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.
(4)    Information is presented as of September 30, 2020 and September 30, 2019, respectively.
(5)     Cost and product margin per gallon amounts exclude the impact of derivatives.

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

Refined Products Derivative Gain. Our refined products margin during the three months ended September 30, 2020 included a gain of less than $0.1 million from our risk management activities due primarily to unrealized gains on our open forward physical positions. Our refined products margin during the three months ended September 30, 2019 included a gain of $0.1 million from our risk management activities due primarily to unrealized gains on our open forward physical positions.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to an increase in the commodity price versus the prior period.

Propane Derivative (Gain) Loss. Our cost of wholesale propane sales included $2.0 million of net unrealized gains on derivatives and $0.4 million of net realized loss on derivatives during the three months ended September 30, 2020. During the three months ended September 30, 2019, our cost of wholesale propane sales included $4.8 million of net unrealized losses on derivatives and $0.1 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, increased as inventory values aligned with higher commodity prices.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to an increase in the commodity price versus the prior period.

Butane Derivative Loss (Gain). Our cost of butane sales during the three months ended September 30, 2020 included $5.5 million of net unrealized losses on derivatives and $0.1 million of net realized gains on derivatives. Our cost of butane sales included $0.3 million of net unrealized gains on derivatives and $1.1 million of net realized gains on derivatives during the three months ended September 30, 2019.

Butane product margins, excluding the impact of derivatives, decreased compared to the prior year quarter due to higher supply costs and weaker demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices.

Other Products Derivative (Gain) Loss. Our cost of sales of other products included $0.2 million of net unrealized gains on derivatives and less than $2.0 million of net realized gains on derivatives during the three months ended September 30, 2020. Our cost of sales of other products during the three months ended September 30, 2019 included less than $0.1 million of net realized losses on derivatives and $0.8 million of net unrealized losses on derivatives.

Other product sales product margins during the three months ended September 30, 2020 were impacted by lower commodity prices.

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

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2020 and 2019, we recorded a net loss of less than $0.1 million and a net gain of less than $0.1 million, respectively, related to the sale/retirement of assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Other revenues
Revenues	$315	$264	$51
Cost of sales	454	435	19
Loss	(139)	(171)	32

Expenses:
Operating expenses	—	(1)	1
General and administrative expenses	11,856	37,543	(25,687)
Depreciation and amortization expense	991	763	228
(Gain) loss on disposal or impairment of assets, net(	(2)	1	(3)
Total expenses	12,845	38,306	(25,461)
Operating loss	$(12,984)	$(38,477)	$25,493

General and Administrative Expenses. The decrease during the three months ended September 30, 2020 was due primarily to a decrease in share-based compensation expense. During the three months ended September 30, 2020 share-based compensation expense was approximately $2.3 million, as compared to $21.3 million for the three months ended September 30, 2019. The decrease is primarily driven by a decrease in bonuses paid in common units. In addition, incentive compensation and acquisition expense decreased by approximately $2.4 million and $4.9 million, respectively, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in acquisition expense was primarily driven by costs incurred during the three months ended September 30, 2019 related to our acquisitions of both Mesquite and Hillstone. These decreases were partially offset by an increase in legal expenses of approximately $1.0 million, which primarily relates to defending the rejection of our contract in a third-party’s bankruptcy proceedings (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Equity in Earnings (Loss) of Unconsolidated Entities

The increase in equity in earnings of $0.8 million during the three months ended September 30, 2020 was due primarily to earnings from certain membership interests acquired in November 2019 related to specific land and water services operations and a lower loss from our interest in an aircraft company during the three months ended September 30, 2020.

Interest Expense

Interest expense includes interest charged on the revolving credit facilities, term loan credit facility, bridge term loan facility and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $1.9 million during the three months ended September 30, 2020 was primarily due to the replacement of the bridge loan with the new Term Credit Agreement (as defined herein) which resulted in our paying a higher rate of interest, and increased debt issuance costs amortization. These increases were partially offset by the repurchase of a portion of our senior unsecured notes. Higher average outstanding balances on our Revolving Credit Facility were mostly offset by lower interest rates. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the three months ended September 30, 2020, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The increase in other income, net of $1.4 million during the three months ended September 30, 2020 was due primarily to proceeds received from a litigation settlement during the three months ended September 30, 2020.

Income Tax Benefit (Expense)

Income tax benefit was $0.8 million during the three months ended September 30, 2020, compared to income tax expense of $0.6 million during the three months ended September 30, 2019. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase in the noncontrolling interest income of $0.3 million during the three months ended September 30, 2020 was due primarily to income from operations of the Sawtooth joint venture.

Segment Operating Results for the Six Months Ended September 30, 2020 and 2019

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2020	2019	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$648,902	$1,278,743	$(629,841)
Crude oil transportation and other	96,482	90,394	6,088
Total revenues (1)	745,384	1,369,137	(623,753)
Expenses:
Cost of sales-excluding impact of derivatives	581,122	1,240,827	(659,705)
Derivative loss (gain)	25,710	(10,063)	35,773
Operating expenses	27,767	28,615	(848)
General and administrative expenses	4,059	3,404	655
Depreciation and amortization expense	34,027	35,278	(1,251)
Loss (gain) on disposal or impairment of assets, net	1,140	(1,246)	2,386
Total expenses	673,825	1,296,815	(622,990)
Segment operating income	$71,559	$72,322	$(763)

Crude oil sold (barrels)	19,470	21,712	(2,242)
Crude oil transported on owned pipelines (barrels)	20,468	22,711	(2,243)
Crude oil storage capacity - owned and leased (barrels) (2)	5,239	5,232	7
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,563	(501)
Crude oil inventory (barrels) (2)	1,507	1,425	82
Crude oil sold ($/barrel)	$33.328	$58.896	$(25.568)
Cost per crude oil sold ($/barrel) (3)	$29.847	$57.149	$(27.302)
Crude oil product margin ($/barrel) (3)	$3.481	$1.747	$1.734

(1)    Revenues include $2.5 million and $11.8 million of intersegment sales during the six months ended September 30, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2020 and September 30, 2019, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices and sales volumes during the six months ended September 30, 2020, compared to the six months ended September 30, 2019. The volumes decreased due to changes in the method of delivery of production to the market in the Permian region and overall lower volumes. A significant amount of production switched to long haul pipeline owned or controlled by others.

Crude Oil Transportation and Other Revenues. The increase was primarily due to our Grand Mesa Pipeline, which increased revenues by $3.3 million during the six months ended September 30, 2020, compared to the six months ended September 30, 2019, primarily due to a FERC tariff increase in July 2020. During the six months ended September 30, 2020, financial volumes on the Grand Mesa Pipeline averaged approximately 121,000 barrels per day (volume amounts are from both internal and external parties). Also, crude transportation revenue increased $1.5 million due to the increased barge utilization and reduced costs.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the six months ended September 30, 2020, compared to the six months ended September 30, 2019.

Derivative Loss (Gain). Our cost of sales during the six months ended September 30, 2020 included $14.4 million of net realized losses on derivatives and $11.3 million of net unrealized losses on derivatives. Our cost of sales during the six months ended September 30, 2019 included $4.1 million of net realized gains on derivatives and $6.0 million of net unrealized gains on derivatives.

Crude Oil Product Margin. The increase was primarily due to the sale during the three months ended September 30, 2020 of inventory purchased during the three months ended June 30, 2020 at lower prices and held as of June 30, 2020.
Operating and General and Administrative Expenses. Expenses decreased compared to the prior year due to restricted travel during the pandemic and certain other cost cutting measures.

Depreciation and Amortization Expense. The decrease was due to the retirement of certain assets and other assets being fully depreciated or amortized during the six months ended September 30, 2019.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2020, we recorded a net loss of $1.1 million related to the disposal of certain assets. During the six months ended September 30, 2019 we recorded a net gain of $1.2 million related to the disposal of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2020	2019	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$152,054	$120,262	$31,792
Sale of recovered crude oil	9,754	29,096	(19,342)
Other service revenues	14,935	23,674	(8,739)
Total revenues	176,743	173,032	3,711
Expenses:
Cost of sales-excluding impact of derivatives	372	1,287	(915)
Derivative loss (gain)	4,907	(10,590)	15,497
Operating expenses	70,686	76,316	(5,630)
General and administrative expenses	3,197	1,909	1,288
Depreciation and amortization expense	120,353	65,992	54,361
Loss on disposal or impairment of assets, net	6,552	3,155	3,397
Total expenses	206,067	138,069	67,998
Segment operating (loss) income	$(29,324)	$34,963	$(64,287)

Produced water processed (barrels per day)
Northern Delaware Basin	892,205	277,802	614,403
Delaware Basin	191,155	267,646	(76,491)
Eagle Ford Basin	88,279	273,533	(185,254)
DJ Basin	123,242	169,552	(46,310)
Other Basins	29,146	66,206	(37,060)
Total	1,324,027	1,054,739	269,288
Solids processed (barrels per day)	1,378	5,601	(4,223)
Skim oil sold (barrels per day)	1,654	2,970	(1,316)
Service fees for produced water processed ($/barrel) (1)	$0.63	$0.62	$0.01
Recovered crude oil for produced water processed ($/barrel) (1)	$0.04	$0.15	$(0.11)
Operating expenses for produced water processed ($/barrel) (1)	$0.29	$0.40	$(0.11)

(1)    Total produced water barrels processed during the six months ended September 30, 2020 and 2019 were 242,296,912 and 193,017,214, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in the price we are receiving to dispose of a barrel of water and an increase in the volume of produced water processed at acquired (primarily Mesquite and Hillstone) and newly developed facilities.

Recovered Crude Oil Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per produced water barrel processed and lower crude oil prices. The lower percentage of skim oil volumes recovered was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), and the addition of contract structures that allow producers to keep the skim oil recovered from produced water. This decrease was partially offset by the sale of crude oil during the three months ended September 30, 2020, that we had stored as of June 30, 2020 due to the lower crude oil prices.

Other Service Revenues. The decrease was due primarily to lower solids disposal revenues, water pipeline revenues, brackish non-potable water revenues and land surface use revenues due to reduced customer drilling activity resulting from the decline in crude oil prices. These decreases were partially offset by the sale of water to customers for use in their operations.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower disposal volumes as a result of the decline in customer drilling activity due to lower crude oil prices.

Derivative Loss (Gain). We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the six months ended September 30, 2020 included $17.7 million of net unrealized losses on derivatives and $12.8 million of net realized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April 2020 through December 2020 and recorded a gain of $1.9 million on those derivatives. Our cost of sales during the six months ended September 30, 2019 included $4.6 million of net realized gains on derivatives and $6.0 million of net unrealized gains on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to lower headcount, lower chemical costs and various other cost reductions and efficiency gains.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions and newly developed facilities.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2020, we recorded a net loss of $6.8 million primarily related to the write-down of equipment destroyed by lightning strikes and the abandonment of certain capital projects. During the six months ended September 30, 2019, we recorded a net loss of $3.6 million on the disposals of certain assets. In addition, during the six months ended September 30, 2019, we recorded a gain of $1.0 million for cash received related to a previous loan receivable.

Liquids and Refined Products

The following table summarizes the operating results of our Liquids and Refined Products segment for the periods indicated:

	Six Months Ended September 30,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)(2)	$499,482	$1,306,310	$(806,828)
Cost of sales-excluding impact of derivatives (3)	491,958	1,291,724	(799,766)
Derivative loss (gain)	405	(505)	910
Product margin	7,119	15,091	(7,972)

Propane sales:
Revenues (1)	259,487	256,608	2,879
Cost of sales-excluding impact of derivatives	238,778	243,555	(4,777)
Derivative (gain) loss	(5,999)	7,486	(13,485)
Product margin	26,708	5,567	21,141

Butane sales:
Revenues (1)	145,647	170,295	(24,648)
Cost of sales-excluding impact of derivatives	134,667	150,374	(15,707)
Derivative loss (gain)	6,477	(7,489)	13,966
Product margin	4,503	27,410	(22,907)

Other product sales:
Revenues-excluding impact of derivatives (1)	169,944	400,205	(230,261)
Cost of sales-excluding impact of derivatives	163,955	381,351	(217,396)
Derivative (gain) loss	(938)	5,299	(6,237)
Product margin	6,927	13,555	(6,628)

Service revenues:
Revenues (1)	18,599	23,057	(4,458)
Cost of sales	2,956	7,913	(4,957)
Product margin	15,643	15,144	499

Expenses:
Operating expenses	22,588	30,963	(8,375)
General and administrative expenses	4,183	7,551	(3,368)
Depreciation and amortization expense	15,182	14,091	1,091
Loss (gain) on disposal or impairment of assets, net	47	(7)	54
Total expenses	42,000	52,598	(10,598)
Segment operating income	$18,900	$24,169	$(5,269)

	Six Months Ended September 30,
	2020	2019	Change
Liquids and Refined Products storage capacity - owned and leased (gallons) (4)	427,004	401,249	25,755

Refined products sold (gallons)	432,217	653,532	(221,315)
Refined products sold ($/gallon)	$1.156	$2.015	$(0.859)
Cost per refined products sold ($/gallon) (5)	$1.138	$1.992	$(0.854)
Refined products product margin ($/gallon) (5)	$0.018	$0.023	$(0.005)
Refined products inventory (gallons) (4)	1,209	55,119	(53,910)

Propane sold (gallons)	504,982	507,450	(2,468)
Propane sold ($/gallon)	$0.514	$0.506	$0.008
Cost per propane sold ($/gallon) (5)	$0.473	$0.480	$(0.007)
Propane product margin ($/gallon) (5)	$0.041	$0.026	$0.015
Propane inventory (gallons) (4)	116,462	104,048	12,414
Propane storage capacity leased to third parties (gallons) (4)	53,947	45,436	8,511

Butane sold (gallons)	262,958	312,648	(49,690)
Butane sold ($/gallon)	$0.554	$0.545	$0.009
Cost per butane sold ($/gallon) (5)	$0.512	$0.481	$0.031
Butane product margin ($/gallon) (5)	$0.042	$0.064	$(0.022)
Butane inventory (gallons) (4)	92,672	80,839	11,833
Butane storage capacity leased to third parties (gallons) (4)	56,700	33,894	22,806

Other products sold (gallons)	228,956	306,463	(77,507)
Other products sold ($/gallon)	$0.742	$1.306	$(0.564)
Cost per other products sold ($/gallon) (5)	$0.716	$1.244	$(0.528)
Other products product margin ($/gallon) (5)	$0.026	$0.062	$(0.036)
Other products inventory (gallons) (4)	18,671	69,116	(50,445)

(1)    Revenues include $1.5 million and $6.3 million of intersegment sales during the six months ended September 30, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Revenues included $10.3 million of intersegment sales during the six months ended September 30, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.
(3)    Cost of sales included $10.2 million of intersegment cost of sales during the six months ended September 30, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.
(4)    Information is presented as of September 30, 2020 and September 30, 2019, respectively.
(5)     Cost and product margin per gallon excludes the impact of derivatives.

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

Refined Products Derivative Loss (Gain). Our refined products margin during the six months ended September 30, 2020 included a loss of $0.4 million from our risk management activities due primarily to unrealized losses on our open forward physical positions. Our refined products margin during the six months ended September 30, 2019 included a gain of $0.5 million from our risk management activities due primarily to unrealized gains on our open forward physical positions.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increase in revenues was due to an increase in commodity prices throughout the six months ended September 30, 2020. The decrease in cost of sales, excluding the impact of derivatives, was due primarily to lower-priced inventory being sold into a strengthening market.

Propane Derivative (Gain) Loss. Our wholesale propane cost of sales included $5.9 million of net unrealized gains on derivatives and $0.1 million of net realized gains on derivatives during the six months ended September 30, 2020. During the six months ended September 30, 2019, our cost of wholesale propane sales included $8.0 million of net unrealized losses on derivatives and $0.5 million of net realized gains on derivatives.

Propane product margins per gallon of propane sold were higher during the six months ended September 30, 2020 than during the six months ended September 30, 2019. Propane product margins increased due to inventory values aligning with reduced commodity prices at index markets.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due primarily to lower commodity prices in the three months ended June 30, 2020. Volumes decreased due to softer demand during the pandemic and associated economic slowdown.

Butane Derivative Loss (Gain). Our cost of butane sales during the six months ended September 30, 2020 included $8.5 million of net unrealized losses on derivatives and $2.0 million of net realized gains on derivatives. Our cost of butane sales included $5.1 million of net unrealized gains on derivatives and $2.4 million of net realized gains on derivatives during the six months ended September 30, 2019.

Butane product margins per gallon of butane sold were lower during the six months ended September 30, 2020 than during the six months ended September 30, 2019 due primarily to weaker domestic market demands due to COVID-19.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices.

Other Products Derivatives (Gain) Loss. Our cost of sales of other products included $0.5 million of net unrealized gains on derivatives and $0.4 million of net realized gains on derivatives during the six months ended September 30, 2020. Our cost of sales of other products during the six months ended September 30, 2019 included $5.1 million of net unrealized losses on derivatives and $0.2 million of net realized losses on derivatives.

Other product sales product margins during the six months ended September 30, 2020 decreased due to softer product demand during the pandemic and associated economic slowdown.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease during the six months ended September 30, 2020 was primarily related to weaker demand as producers shut-in or curtailed production.

Operating and General and Administrative Expenses. Expenses decreased during the six months ended September 30, 2020 due to lower volumes and services rendered as well as reduced costs with lower incentive compensation and restricted travel due to COVID-19.

Depreciation and Amortization Expense. Expense for the current quarter increased due to the addition of the new terminals in the northeast acquired in March 2019.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2020, we recorded a net loss of less than $0.1 million and during the six months ended September 30, 2019 we recorded a net gain of less than $0.1 million related to the retirement of assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2020	2019	Change
	(in thousands)
Other revenues
Revenues	$628	$519	$109
Cost of sales	908	900	8
Loss	(280)	(381)	101

Expenses:
Operating expenses	—	304	(304)
General and administrative expenses	23,194	51,386	(28,192)
Depreciation and amortization expense	1,893	1,506	387
Loss on disposal or impairment of assets, net	10,237	242	9,995
Total expenses	35,324	53,438	(18,114)
Operating loss	$(35,604)	$(53,819)	$18,215

General and Administrative Expenses. The decrease during the six months ended September 30, 2020 was due primarily to a decrease in share-based compensation expense. During the six months ended September 30, 2020, share-based compensation expense was approximately $4.6 million, as compared to $25.0 million for the six months ended September 30, 2019 as a result of bonuses being paid in common units. In addition, incentive compensation and acquisition expense decreased by approximately $2.4 million and $6.9 million, respectively, during the six months ended September 30, 2020 compared to the six months ended September 30, 2019. The decrease in acquisition expense was primarily driven by costs incurred during the six months ended September 30, 2019 related to our acquisitions of both Mesquite and Hillstone. These decreases were partially offset by an increase in legal expenses of approximately $1.6 million, which primarily relates to defending the rejection of our contract in a third-party’s bankruptcy proceedings (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Loss on Disposal or Impairment of Assets, Net. The increase during the six months ended September 30, 2020 was due primarily to the write-off of a loan receivable related to the construction of a facility (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion). Also contributing to the loss was a write-off of installment payments made in connection with an option agreement to invest in a third-party. This option agreement was terminated during the three months ended June 30, 2020.

Equity in Earnings (Loss) of Unconsolidated Entities

The increase in equity in earnings of $1.0 million during the six months ended September 30, 2020 was due primarily to earnings from certain membership interests acquired in November 2019 related to specific land and water services operations, partially offset by a loss from our interest in an aircraft company during the six months ended September 30, 2020.

Interest Expense

The increase of $6.0 million during the six months ended September 30, 2020 was primarily due to our entering into the bridge term loan facility in connection with the Mesquite acquisition, which was replaced by the Term Credit Agreement at a higher interest rate (as defined herein), higher average outstanding balances on our Revolving Credit Facility and increased amortization of debt issuance cost as a result of the new Term Credit Agreement. These increases were offset by the repurchase of a portion of our senior unsecured notes due to mature in 2023, 2025 and 2026 as well as lower interest rates on our Revolving Credit Facility balances.

Gain on Early Extinguishment of Liabilities, Net

During the six months ended September 30, 2020, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The increase in other income, net of $1.4 million during the six months ended September 30, 2020 was due primarily to proceeds received from a litigation settlement during the six months ended September 30, 2020.

Income Tax Benefit (Expense)

Income tax benefit was $1.1 million during the six months ended September 30, 2020, compared to income tax expense of $0.3 million during the six months ended September 30, 2019. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

The increase in the noncontrolling interest income of $0.6 million during the six months ended September 30, 2020 was due primarily to income from operations of the Sawtooth joint venture and Mesquite that we acquired in July 2019.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$5,835	$(201,366)	$(29,417)	$(193,327)
Less: Net (income) loss attributable to noncontrolling interests	(168)	129	(219)	397
Net income (loss) attributable to NGL Energy Partners LP	5,667	(201,237)	(29,636)	(192,930)
Interest expense	46,840	45,113	90,906	85,023
Income tax (benefit) expense	(827)	650	(1,128)	339
Depreciation and amortization	86,822	63,266	170,024	118,110
EBITDA	138,502	(92,208)	230,166	10,542
Net unrealized losses (gains) on derivatives	4,457	(5,462)	31,128	(8,936)
Inventory valuation adjustment (1)	(1,641)	(5,439)	2,179	(25,185)
Lower of cost or net realizable value adjustments	(1,531)	(901)	(33,534)	(1,819)
Loss on disposal or impairment of assets, net	6,063	177,561	19,147	176,594
Gain on early extinguishment of liabilities, net	(13,747)	—	(33,102)	—
Equity-based compensation expense (2)	2,256	21,295	4,558	24,996
Acquisition expense (3)	169	5,085	326	7,176
Other (4)	3,253	3,332	7,601	6,655
Adjusted EBITDA	$137,781	$103,263	$228,469	$190,023
Adjusted EBITDA - Discontinued Operations (5)	$(190)	$(20,203)	$(484)	$(37,161)
Adjusted EBITDA - Continuing Operations	$137,971	$123,466	$228,953	$227,184

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
(3)    Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions, including Mesquite during the three months and six months ended September 30, 2019.
(4)    Amounts for the three months and six months ended September 30, 2020 and 2019 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.
(5)    Amounts include the operations of TPSL, Gas Blending and Mid-Con.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$86,822	$63,266	$170,024	$118,110
Intangible asset amortization recorded to cost of sales	(76)	(89)	(153)	(176)
Depreciation and amortization of unconsolidated entities	(250)	(76)	(343)	(82)
Depreciation and amortization attributable to noncontrolling interests	973	733	1,927	1,474
Depreciation and amortization attributable to discontinued operations	—	(721)	—	(2,459)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$87,469	$63,113	$171,455	$116,867

	Six Months Ended September 30,
	2020	2019
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$170,024	$118,110
Amortization of debt issuance costs recorded to interest expense	6,775	4,392
Amortization of royalty expense recorded to operating expense	123	262
Depreciation and amortization of unconsolidated entities	(343)	(82)
Depreciation and amortization attributable to noncontrolling interests	1,927	1,474
Depreciation and amortization attributable to discontinued operations	—	(2,459)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$178,506	$121,697

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense per EBITDA table	$46,840	$45,113	$90,906	$85,023
Interest expense attributable to noncontrolling interests	13	—	26	—
Interest expense attributable to unconsolidated entities	(18)	(17)	(36)	(19)
Interest expense attributable to discontinued operations	100	(79)	—	(110)
Interest expense per unaudited condensed consolidated statements of operations	$46,935	$45,017	$90,896	$84,894

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Income tax (benefit) expense	$(53)	$10	$(53)	$20
Inventory valuation adjustment	$(2)	$(7,240)	$(22)	$(27,020)
Lower of cost or net realizable value adjustments	$1	$(1,053)	$21	$(348)
Loss on disposal or impairment of assets, net	$116	$174,449	$1,181	$174,449

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended September 30, 2020
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$48,239	$(13,277)	$14,338	$(12,984)	$36,316	$—	$36,316
Depreciation and amortization	17,232	62,220	7,026	991	87,469	—	87,469
Amortization recorded to cost of sales	—	—	76	—	76	—	76
Net unrealized (gains) losses on derivatives	(3,317)	4,413	3,361	—	4,457	—	4,457
Inventory valuation adjustment	—	—	(1,639)	—	(1,639)	—	(1,639)
Lower of cost or net realizable value adjustments	(19)	—	(1,513)	—	(1,532)	—	(1,532)
(Gain) loss on disposal or impairment of assets, net	(310)	6,223	43	(2)	5,954	—	5,954
Equity-based compensation expense	—	—	—	2,256	2,256	—	2,256
Acquisition expense	—	1	—	168	169	—	169
Other income, net	1,175	2	286	122	1,585	—	1,585
Adjusted EBITDA attributable to unconsolidated entities	—	845	(13)	(65)	767	—	767
Adjusted EBITDA attributable to noncontrolling interest	—	(441)	(736)	—	(1,177)	—	(1,177)
Other	2,181	1,061	28	—	3,270	—	3,270
Discontinued operations	—	—	—	—	—	(190)	(190)
Adjusted EBITDA	$65,181	$61,047	$21,257	$(9,514)	$137,971	$(190)	$137,781

	Three Months Ended September 30, 2019
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$38,520	$21,274	$8,798	$(38,477)	$30,115	$—	$30,115
Depreciation and amortization	17,693	37,921	6,736	763	63,113	—	63,113
Amortization recorded to cost of sales	—	—	89	—	89	—	89
Net unrealized (gains) losses on derivatives	(4,126)	(5,870)	4,534	—	(5,462)	—	(5,462)
Inventory valuation adjustment	—	—	1,801	—	1,801	—	1,801
Lower of cost or net realizable value adjustments	—	—	152	—	152	—	152
(Gain) loss on disposal or impairment of assets, net	(630)	3,744	(4)	1	3,111	—	3,111
Equity-based compensation expense	—	—	—	21,295	21,295	—	21,295
Acquisition expense	—	—	—	5,085	5,085	—	5,085
Other income (expense), net	43	(2)	(20)	162	183	—	183
Adjusted EBITDA attributable to unconsolidated entities	—	—	(26)	(147)	(173)	—	(173)
Adjusted EBITDA attributable to noncontrolling interest	—	(319)	(283)	—	(602)	—	(602)
Intersegment transactions (1)	—	—	1,427	—	1,427	—	1,427
Other	3,132	131	69	—	3,332	—	3,332
Discontinued operations	—	—	—	—	—	(20,203)	(20,203)
Adjusted EBITDA	$54,632	$56,879	$23,273	$(11,318)	$123,466	$(20,203)	$103,263

	Six Months Ended September 30, 2020
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$71,559	$(29,324)	$18,900	$(35,604)	25,531	$—	$25,531
Depreciation and amortization	34,027	120,353	15,182	1,893	171,455	—	171,455
Amortization recorded to cost of sales	—	—	153	—	153	—	153
Net unrealized losses on derivatives	11,321	17,725	2,082	—	31,128	—	31,128
Inventory valuation adjustment	—	—	2,201	—	2,201	—	2,201
Lower of cost or net realizable value adjustments	(29,079)	—	(4,476)	—	(33,555)	—	(33,555)
Loss on disposal or impairment of assets, net	1,140	6,552	47	10,237	17,976	—	17,976
Equity-based compensation expense	—	—	—	4,558	4,558	—	4,558
Acquisition expense	—	13	—	313	326	—	326
Other income, net	1,513	258	663	186	2,620	—	2,620
Adjusted EBITDA attributable to unconsolidated entities	—	1,310	(14)	(127)	1,169	—	1,169
Adjusted EBITDA attributable to noncontrolling interest	—	(928)	(1,272)	—	(2,200)	—	(2,200)
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	5,554	2,014	50	—	7,618	—	7,618
Discontinued operations	—	—	—	—	—	(484)	(484)
Adjusted EBITDA	$96,035	$117,973	$33,489	$(18,544)	$228,953	$(484)	$228,469

	Six Months Ended September 30, 2019
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$72,322	$34,963	$24,169	$(53,819)	$77,635	$—	$77,635
Depreciation and amortization	35,278	65,992	14,091	1,506	116,867	—	116,867
Amortization recorded to cost of sales	—	—	176	—	176	—	176
Net unrealized (gains) losses on derivatives	(5,984)	(6,037)	3,085	—	(8,936)	—	(8,936)
Inventory valuation adjustment	—	—	1,835	—	1,835	—	1,835
Lower of cost or net realizable value adjustments	—	—	(1,471)	—	(1,471)	—	(1,471)
(Gain) loss on disposal or impairment of assets, net	(1,246)	3,155	(7)	242	2,144	—	2,144
Equity-based compensation expense	—	—	—	24,996	24,996	—	24,996
Acquisition expense	—	20	—	7,156	7,176	—	7,176
Other income (expense), net	39	(2)	—	1,156	1,193	—	1,193
Adjusted EBITDA attributable to unconsolidated entities	—	—	(22)	(136)	(158)	—	(158)
Adjusted EBITDA attributable to noncontrolling interest	—	(394)	(680)	—	(1,074)	—	(1,074)
Intersegment transactions (1)	—	—	146	—	146	—	146
Other	6,297	271	87	—	6,655	—	6,655
Discontinued operations	—	—	—	—	—	(37,161)	(37,161)
Adjusted EBITDA	$106,706	$97,968	$41,409	$(18,899)	$227,184	$(37,161)	$190,023

(1)    Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our Revolving Credit Facility, debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities and distributions paid to both preferred and common unitholders. On April 27, 2020, we announced a decrease in our quarterly distributions paid to our common unitholders from $0.39 per common unit to $0.20 per common unit. This approximately $100 million reduction, on an annualized basis, is expected to increase liquidity and de-lever the balance sheet. We also announced a reduction in expected capital spending for growth and maintenance expenditures for the fiscal year 2021. On October 27, 2020, we announced a decrease in our quarterly distributions paid to our common unitholders from $0.20 per common unit to $0.10 per common unit, which will assist us in continuing to improve our leverage and reduce indebtedness.

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

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under our $1.915 billion credit agreement (“Credit Agreement”), which consists of a revolving credit facility to fund working capital needs (“Working Capital Facility”), and another to fund acquisitions and expansion projects (“Expansion Capital Facility”, and together with the Working Capital Facility, the “Revolving Credit Facility”). The commitments under the Credit Agreement expire on October 5, 2021.

We are currently working with the syndicate of lenders that are a party to our Credit Agreement to extend the maturity of our Credit Agreement by at least one year. Within our extension proposal, we have included the following, among other items:

•Increase to the maximum total leverage indebtedness ratio covenant through March 31, 2021;
•Reduction to outstanding commitments by March 31, 2021, or quarterly commitment reductions until total outstanding commitments have been reduced by a certain amount;
•Increase to The Applicable Margin as defined in the Credit Agreement; and
•Limitations on distributions and/or equity repurchases until outstanding commitments are reduced and the total leverage indebtedness ratio is improved.

This proposal was submitted to all of the syndicate lenders in October 2020, and remains subject to approval by each lender. There can be no assurance that our proposal will be accepted on these terms.

As of September 30, 2020, we were in compliance with all covenants of our Credit Agreement.

As of September 30, 2020, our current assets exceeded our current liabilities by approximately $98.8 million.

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

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 6.125% senior unsecured notes due 2025 and 2026 Notes (collectively, the “Senior Unsecured Notes”).

Debt Repurchases

During the six months ended September 30, 2020, we repurchased $34.5 million of our 2023 Notes, $7.3 million of our 2025 Notes and $49.2 million of our 2026 Notes.

During October 2020, we repurchased $17.6 million of our 2023 Notes and $14.5 million of our 2026 Notes.

Term Credit Agreement

On June 3, 2020, we entered into a new $250.0 million term credit agreement (“Term Credit Agreement”) with certain funds and accounts managed by affiliates of Apollo Global Management, Inc. to refinance the previous bridge term credit agreement. The commitments under the Term Credit Agreement expire on June 3, 2023 and are callable by us after two years at par.

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

	Capital Expenditures			Other
	Expansion (1)	Maintenance	Acquisitions	Investments (2)
	(in thousands)
Three Months Ended September 30,
2020	$17,588	$6,830	$—	$607
2019	$102,690	$16,461	$592,500	$126

Six Months Ended September 30,
2020	$38,358	$15,998	$—	$607
2019	$261,955	$33,390	$647,048	$1,015

(1)    Amount for the six months ended September 30, 2019 includes $13.0 million of transactions classified as acquisitions of assets. There were no acquisitions of assets during the three months and six months ended September 30, 2020 or three months ended September 30, 2019.
(2)    Amounts for the three months and six months ended September 30, 2020 and 2019 relate to contributions made to unconsolidated entities.

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

On September 15, 2020, the board of directors of our general partner declared a distribution on the 9.00% Class B Fixed-to Floating Rate Cumulative Redeemable Perpetual Preferred Units and the 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) for the three months ended September 30, 2020 of $7.1 million and $1.1 million, respectively. The distributions were paid October 15, 2020.

On October 27, 2020, the board of directors of our general partner declared a distribution on the common units and the Class D Preferred Units of $12.8 million and $15.6 million, respectively, for the holders of record on November 6, 2020. The distributions are to be paid on November 13, 2020.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Six Months Ended September 30,
Cash Flows Provided by (Used in):	2020	2019
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$174,026	$128,158
Changes in operating assets and liabilities	(28,775)	(108,795)
Operating activities-continuing operations	$145,251	$19,363
Investing activities-continuing operations	$(153,548)	$(923,831)
Financing activities-continuing operations	$4,096	$640,284

Operating Activities-Continuing Operations. The seasonality of our Liquids and Refined Products business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids and Refined Products business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the Revolving Credit Facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash provided by operating activities during the six months ended September 30, 2020 was due primarily to fluctuations in the value of accounts receivable during the six months ended September 30, 2020.

Investing Activities-Continuing Operations. Net cash used in investing activities was $153.5 million during the six months ended September 30, 2020, compared to net cash used in investing activities of $923.8 million during the six months ended September 30, 2019. The decrease in net cash used in investing activities was due primarily to:

•$647.5 million in cash paid for acquisitions and investments in unconsolidated entities during the six months ended September 30, 2019;
•a decrease in capital expenditures from $259.1 million (includes payment of amounts accrued as of March 31, 2019) during the six months ended September 30, 2019 to $132.3 million (includes payment of amounts accrued as of March 31, 2020) during the six months ended September 30, 2020 due primarily to expansion projects in our Water Solutions segment during the six months ended September 30, 2019; and

•a $49.9 million deposit paid during the six months ended September 30, 2019 related to the acquisition of the equity interests of Hillstone.

These decreases in net cash used in investing activities was partially offset by a $49.8 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $4.1 million during the six months ended September 30, 2020, compared to net cash provided by financing activities of $640.3 million during the six months ended September 30, 2019. The decrease in net cash provided by financing activities was due primarily to:

•$450.0 million in proceeds from the issuance of the 2026 Notes during the six months ended September 30, 2019;
•$428.3 million in net proceeds from the issuance of the Class C Preferred Units and Class D Preferred Units during the six months ended September 30, 2019;
•an increase of $77.8 million in contingent consideration payments during the six months ended September 30, 2020 primarily due to installment payments related to the Mesquite acquisition; and
•$54.5 million paid in cash to repurchase a portion of our senior unsecured notes during the six months ended September 30, 2020.

These decreases in net cash provided by financing activities were partially offset by:

•an increase of $310.5 million in borrowings on the Revolving Credit Facility (net of repayments) during the six months ended September 30, 2020;
•$265.1 million in payments for the redemption of the 10.75% Class A Convertible Preferred Units during the six months ended September 30, 2019; and
•a decrease of $33.4 million in distributions paid to our general partners and common unitholders, preferred unitholders and noncontrolling interest owners during the six months ended September 30, 2020 due primarily to the reduction in the quarterly common unit distribution rate.

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

Balance sheet information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	September 30, 2020	March 31, 2020
	(in thousands)
ASSETS:
Current assets	$720,215	$766,026
Noncurrent assets (1)(2)	$5,355,097	$5,454,609
LIABILITIES AND EQUITY (3):
Current liabilities	$622,675	$837,577
Noncurrent liabilities	$3,489,845	$3,374,143
Class D Preferred Units	$551,097	$537,283

(1)    Excludes $6.0 million of net intercompany payables and $70.0 million of net intercompany receivables due from/to NGL Energy Partners LP (parent) and the Guarantor Subsidiaries to/from the non-guarantor subsidiaries at September 30, 2020 and March 31, 2020, respectively.
(2)    Includes $2.4 billion and $2.5 billion of goodwill and intangible assets at September 30, 2020 and March 31, 2020, respectively.
(3)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries for either period presented.

Statement of operations information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	Six Months Ended September 30, 2020	Twelve Months Ended March 31, 2020
	(in thousands)
Revenues	$2,007,045	$7,548,659
Operating income (loss)	$26,536	$(16,210)
Loss from continuing operations	$(26,661)	$(193,375)
Net loss (1)	$(28,300)	$(411,610)
Loss from continuing operations allocated to common unitholders	$(72,631)	$(380,076)

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

The Revolving Credit Facility is variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At September 30, 2020, we had $1.7 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 2.95%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $2.1 million, based on borrowings outstanding at September 30, 2020.

The Term Credit Agreement is variable-rate debt with interest rates that are generally indexed to LIBOR interest rates. At September 30, 2020, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 9.50%. As interest under this agreement bears interest at LIBOR, subject to a 1.50% floor, a change in LIBOR rates of 0.125% would not result in an increase or decrease of our annual interest expense, based on borrowings outstanding at September 30, 2020.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2020, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

The following table summarizes the hypothetical impact on the September 30, 2020 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(3,368)
Crude oil (Water Solutions segment)	$(1,093)
Propane (Liquids and Refined Products segment)	$2,042
Butane (Liquids and Refined Products segment)	$(2,083)
Refined Products (Liquids and Refined Products segment)	$(527)
Other Products (Liquids and Refined Products segment)	$2,032
Canadian dollars (Liquids and Refined Products segment)	$229

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2020. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of September 30, 2020, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the captions “Legal Contingencies” in Note 9 and “Third-party Bankruptcy” in Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report, which is incorporated by reference into this Item 1.

Item 1A.    Risk Factors

Except for the risk factor discussed below, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

The default by customers and counterparties could adversely affect our business, financial condition and results of operations.

The deterioration in the financial condition of one or more of our significant customers or counterparties could result in their failure to perform under the terms of their agreement with us or default in the payment owed to us. Our customers and counterparties include industrial customers, local distribution companies, crude oil and natural gas producers, financial institutions and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. While we have credit approval procedures and policies in place, we are unable to completely eliminate the performance and credit risk to us associated with doing business with these parties. In a low commodity price environment, certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. The deterioration in the creditworthiness of our customers and the resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivables or tangible and intangible assets. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The resolution of our outstanding claims against such a customer or counterparty is dependent on the terms of the plan of reorganization but may include our claims being converted to equity in the reorganized entity and in addition to impacting our business, financial condition and results of operations could require us to incur impairment charges against the associated assets or the write down of our goodwill.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1*
Amendment No. 1 to Term Credit Agreement, dated September 14, 2020, by and among NGL Energy Partners LP, NGL Energy Operating LLC, the other subsidiary borrowers party thereto, Wilmington Trust, National Association and the other financial institutions party thereto

22.1
List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and March 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended September 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and six months ended September 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 9, 2020		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 9, 2020		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer