Form 10-Q
period 2020-12-31
NGL Energy Partners LP
filed 2021-02-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

At February 5, 2021, there were 129,168,035 common units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, under Part II, Item 1A–“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and under Part II, Item 1A–“Risk Factors” in this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2020	March 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,223	$22,704
Accounts receivable-trade, net of allowance for expected credit losses of $3,681 and $4,540, respectively	599,207	566,834
Accounts receivable-affiliates	17,194	12,934
Inventories	169,654	69,634
Prepaid expenses and other current assets	120,414	101,981
Total current assets	915,692	774,087
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $663,185 and $529,068, respectively	2,744,374	2,851,555
GOODWILL	744,439	993,587
INTANGIBLE ASSETS, net of accumulated amortization of $494,910 and $631,449, respectively	1,322,697	1,612,480
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,589	23,182
OPERATING LEASE RIGHT-OF-USE ASSETS	156,398	180,708
OTHER NONCURRENT ASSETS	46,521	63,137
Total assets	$5,951,710	$6,498,736
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$506,792	$515,049
Accounts payable-affiliates	42,604	17,717
Accrued expenses and other payables	102,769	232,062
Advance payments received from customers	17,024	19,536
Current maturities of long-term debt	2,146	4,683
Operating lease obligations	48,082	56,776
Total current liabilities	719,417	845,823
LONG-TERM DEBT, net of debt issuance costs of $20,426 and $19,795, respectively, and current maturities	3,278,443	3,144,848
OPERATING LEASE OBLIGATIONS	106,292	121,013
OTHER NONCURRENT LIABILITIES	103,888	114,079
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	537,283

EQUITY:
General partner, representing a 0.1% interest, 129,297 and 128,901 notional units, respectively	(51,935)	(51,390)
Limited partners, representing a 99.9% interest,129,168,035 and 128,771,715 common units issued and outstanding, respectively	826,973	1,366,152
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(266)	(385)
Noncontrolling interests	69,442	72,954
Total equity	1,192,573	1,735,690
Total liabilities and equity	$5,951,710	$6,498,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
REVENUES:
Crude Oil Logistics	$485,289	$690,989	$1,228,169	$2,048,301
Water Solutions	98,925	121,607	275,668	294,639
Liquids and Refined Products	877,491	1,413,653	1,969,813	3,559,017
Other	314	280	942	799
Total Revenues	1,462,019	2,226,529	3,474,592	5,902,756
COST OF SALES:
Crude Oil Logistics	448,933	628,443	1,053,261	1,847,382
Water Solutions	3,280	14,004	8,559	4,701
Liquids and Refined Products	826,211	1,292,588	1,857,633	3,361,185
Other	455	437	1,363	1,337
Total Cost of Sales	1,278,879	1,935,472	2,920,816	5,214,605
OPERATING COSTS AND EXPENSES:
Operating	61,427	94,412	182,468	230,610
General and administrative	16,044	29,150	50,677	93,400
Depreciation and amortization	78,200	73,726	249,655	190,593
Loss (gain) on disposal or impairment of assets, net	373,776	(12,626)	391,752	(10,482)
Revaluation of liabilities	—	10,000	—	10,000
Operating (Loss) Income	(346,307)	96,395	(320,776)	174,030
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	344	534	1,134	277
Interest expense	(47,252)	(46,920)	(138,148)	(131,814)
Gain on early extinguishment of liabilities, net	11,190	—	44,292	—
Other income (expense), net	440	(226)	3,060	967
(Loss) Income From Continuing Operations Before Income Taxes	(381,585)	49,783	(410,438)	43,460
INCOME TAX BENEFIT (EXPENSE)	1,162	(677)	2,237	(996)
(Loss) Income From Continuing Operations	(380,423)	49,106	(408,201)	42,464
Loss From Discontinued Operations, net of Tax	(107)	(6,115)	(1,746)	(192,800)
Net (Loss) Income	(380,530)	42,991	(409,947)	(150,336)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	34	166	(185)	563
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(380,496)	$43,157	$(410,132)	$(149,773)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(403,755)	$28,895	$(477,503)	$(123,792)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(107)	$(6,109)	$(1,744)	$(192,607)
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(403,862)	$22,786	$(479,247)	$(316,399)
BASIC (LOSS) INCOME PER COMMON UNIT
(Loss) Income From Continuing Operations	$(3.13)	$0.23	$(3.71)	$(0.97)
Loss From Discontinued Operations, net of Tax	$—	$(0.05)	$(0.01)	$(1.52)
Net (Loss) Income	$(3.13)	$0.18	$(3.72)	$(2.49)
DILUTED (LOSS) INCOME PER COMMON UNIT
(Loss) Income From Continuing Operations	$(3.13)	$0.22	$(3.71)	$(0.97)
Loss From Discontinued Operations, net of Tax	$—	$(0.05)	$(0.01)	$(1.52)
Net (Loss) Income	$(3.13)	$0.18	$(3.72)	$(2.49)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,991,414	128,201,369	128,845,214	127,026,510
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,991,414	129,358,590	128,845,214	127,026,510
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net (loss) income	$(380,530)	$42,991	$(409,947)	$(150,336)
Other comprehensive income	41	16	119	7
Comprehensive (loss) income	$(380,489)	$43,007	$(409,828)	$(150,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Nine Months Ended December 31, 2020
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2020	$(51,390)	14,385,642	$348,359	128,771,715	$1,366,152	$(385)	$72,954	$1,735,690
Distributions to general and common unit partners and preferred unitholders (Note 10)	(26)	—	—	—	(47,652)	—	—	(47,678)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(2,257)	(2,257)
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	—	1,349	—	—	1,349
Net (loss) income	(57)	—	—	—	(35,246)	—	51	(35,252)
Other comprehensive income	—	—	—	—	—	44	—	44
Cumulative effect adjustment for adoption of ASU 2016-13 (Note 16)	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCES AT JUNE 30, 2020	(51,474)	14,385,642	348,359	128,771,715	1,283,491	(341)	70,748	1,650,783
Distributions to general and common unit partners and preferred unitholders (Note 10)	(26)	—	—	—	(47,808)	—	—	(47,834)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(598)	(598)
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	—	1,308	—	—	1,308
Net (loss) income	(18)	—	—	—	5,685	—	168	5,835
Other comprehensive income	—	—	—	—	—	34	—	34
BALANCES AT SEPTEMBER 30, 2020	(51,518)	14,385,642	348,359	128,771,715	1,242,676	(307)	70,318	1,609,528
Distributions to general and common unit partners and preferred unitholders (Note 10)	(13)	—	—	—	(36,647)	—	—	(36,660)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(842)	(842)
Common unit repurchases and cancellations (Note 10)	—	—	—	(50,155)	(134)	—	—	(134)
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	446,475	1,170	—	—	1,170
Net loss	(404)	—	—	—	(380,092)	—	(34)	(380,530)
Other comprehensive income	—	—	—	—	—	41	—	41
BALANCES AT DECEMBER 31, 2020	$(51,935)	14,385,642	$348,359	129,168,035	$826,973	$(266)	$69,442	$1,192,573

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Nine Months Ended December 31, 2019
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2019	$(50,603)	8,400,000	$202,731	124,508,497	$2,067,197	$(255)	$58,748	$2,277,818
Distributions to general and common unit partners and preferred unitholders	(85)	—	—	—	(63,274)	—	—	(63,359)
Issuance of Class C preferred units, net of offering costs	—	1,800,000	42,638	—	—	—	—	42,638
Equity issued pursuant to incentive compensation plan	—	—	—	—	2,752	—	—	2,752
Warrants exercised	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of 10.75% Class A convertible preferred units	—	—	—	—	(36,517)	—	—	(36,517)
10.75% Class A convertible preferred units redemption - amount paid in excess of carrying value	—	—	—	—	(78,797)	—	—	(78,797)
Investment in NGL Energy Holdings LLC	—	—	—	—	(2,361)	—	—	(2,361)
Net (loss) income	(85)	—	—	—	8,392	—	(268)	8,039
Other comprehensive income	—	—	—	—	—	37	—	37
BALANCES AT JUNE 30, 2019	(50,773)	10,200,000	245,369	125,966,868	1,897,407	(218)	58,480	2,150,265
Distributions to general and common unit partners and preferred unitholders	(85)	—	—	—	(55,025)	—	—	(55,110)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(570)	(570)
Common unit repurchases and cancellations	—	—	—	(78,229)	(1,098)	—	—	(1,098)
Issuance of Class B preferred units, net of offering costs	—	4,185,642	102,757	—	—	—	—	102,757
Class C preferred unit issuance costs	—	—	267	—	—	—	—	267
Issuance of warrants, net of offering costs	—	—	—	—	41,685	—	—	41,685
Equity issued pursuant to incentive compensation plan	27	—	—	2,151,781	26,566	—	—	26,593
Investment in NGL Energy Holdings LLC	—	—	—	—	(11,466)	—	—	(11,466)
Net loss	(183)	—	—	—	(201,054)	—	(129)	(201,366)
Other comprehensive loss	—	—	—	—	—	(46)	—	(46)
BALANCES AT SEPTEMBER 30, 2019	(51,014)	14,385,642	348,393	128,040,420	1,697,015	(264)	57,781	2,051,911
Distributions to general and common unit partners and preferred unitholders	(86)	—	—	—	(69,353)	—	—	(69,439)
Common unit repurchases and cancellations	—	—	—	(10,489)	(107)	—	—	(107)
Issuance of warrants, net of offering costs	—	—	—	—	11,057	—	—	11,057
Equity issued pursuant to incentive compensation plan	3	—	—	318,975	1,760	—	—	1,763
Mesquite Disposals Unlimited, LLC (“Mesquite”) acquisition	—	—	—	—	—	—	17,124	17,124
Investment in NGL Energy Holdings LLC	—	—	—	—	(1,399)	—	—	(1,399)
Net income (loss)	59	—	—	—	43,098	—	(166)	42,991
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCES AT DECEMBER 31, 2019	$(51,038)	14,385,642	$348,393	128,348,906	$1,682,071	$(248)	$74,739	$2,053,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(409,947)	$(150,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,746	192,800
Depreciation and amortization, including amortization of debt issuance costs	260,054	198,613
(Gain) loss on early extinguishment of liabilities, net	(44,292)	10,000
Non-cash equity-based compensation expense	5,678	27,209
Loss (gain) on disposal or impairment of assets, net	391,752	(10,482)
Provision for expected credit losses	5,693	718
Net adjustments to fair value of commodity derivatives	55,162	(773)
Equity in earnings of unconsolidated entities	(1,134)	(277)
Distributions of earnings from unconsolidated entities	3,355	—
Lower of cost or net realizable value adjustments	754	291
Other	1,405	1,630
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(42,759)	58,457
Inventories	(100,806)	(50,658)
Other current and noncurrent assets	34,454	11,061
Accounts payable-trade and affiliates	97,842	(31,862)
Other current and noncurrent liabilities	(71,643)	17,197
Net cash provided by operating activities-continuing operations	187,314	273,588
Net cash (used in) provided by operating activities-discontinued operations	(1,714)	59,890
Net cash provided by operating activities	185,600	333,478
INVESTING ACTIVITIES:
Capital expenditures	(151,644)	(427,253)
Acquisitions, net of cash acquired	—	(1,262,853)
Net settlements of commodity derivatives	(40,815)	2,735
Proceeds from sales of assets	42,121	17,056
Investments in unconsolidated entities	(638)	(21,272)
Distributions of capital from unconsolidated entities	10	440
Repayments on loan for natural gas liquids facility	—	3,022
Net cash used in investing activities-continuing operations	(150,966)	(1,688,125)
Net cash provided by investing activities-discontinued operations	—	281,908
Net cash used in investing activities	(150,966)	(1,406,217)
FINANCING ACTIVITIES:
Proceeds from borrowings under Revolving Credit Facility	1,016,000	3,461,000
Payments on Revolving Credit Facility	(805,000)	(3,240,000)
Issuance of senior unsecured notes and term credit agreement	250,000	700,000
Repayment of bridge term credit agreement	(250,000)	—
Repurchase of senior unsecured notes	(75,081)	—
Proceeds from borrowings on other long-term debt	48,750	—
Payments on other long-term debt	(5,013)	(489)
Debt issuance costs	(10,145)	(13,198)
Distributions to general and common unit partners and preferred unitholders	(118,358)	(180,021)
Distributions to noncontrolling interest owners	(3,697)	(570)
Proceeds from sale of preferred units, net of offering costs	—	622,965
Payments for redemption of preferred units	—	(265,128)
Common unit repurchases and cancellations	(134)	(1,205)
Payments for settlement and early extinguishment of liabilities	(95,437)	(1,953)
Investment in NGL Energy Holdings LLC	—	(15,226)
Net cash (used in) provided by financing activities	(48,115)	1,066,175
Net decrease in cash and cash equivalents	(13,481)	(6,564)
Cash and cash equivalents, beginning of period	22,704	18,572
Cash and cash equivalents, end of period	$9,223	$12,008
Supplemental cash flow information:
Cash interest paid	$145,375	$123,562
Income taxes paid (net of income tax refunds)	$2,232	$4,272
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B, Class C and Class D preferred unitholders	$21,976	$12,612
Accrued capital expenditures	$3,146	$40,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2020, our operations included three segments:

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
•Our Liquids and Refined Products segment conducts marketing operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our company-owned terminals, other third-party storage and terminal facilities, common carrier pipelines and our extensive fleet of leased railcars. We also provide natural gas liquids and refined product terminaling and storage services at our salt dome storage facility joint venture in Utah and marine exports through our facility located in Chesapeake, Virginia. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment.

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

We have a deferred tax liability of $47.4 million and $56.4 million at December 31, 2020 and March 31, 2020, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the nine months ended December 31, 2020 was $3.0 million with an effective tax rate of 23.9%. The deferred tax benefit recorded during the nine months ended December 31, 2019 was $1.4 million with an effective tax rate of 25.1%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2020 or March 31, 2020.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Inventories consist of the following at the dates indicated:

	December 31, 2020	March 31, 2020
	(in thousands)
Propane	$83,164	$25,163
Butane	22,341	9,619
Crude oil	41,837	18,201
Biodiesel	10,400	8,195
Ethanol	2,885	1,834
Diesel	1,803	2,414
Other	7,224	4,208
Total	$169,654	$69,634

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest (1)	Date Acquired	December 31, 2020	March 31, 2020
				(in thousands)
Water services and land company	Water Solutions	50%	November 2019	$15,143	$16,607
Water services and land company	Water Solutions	50%	November 2019	2,016	2,092
Water services and land company	Water Solutions	10%	November 2019	3,200	3,384
Aircraft company (2)	Corporate and Other	50%	June 2019	627	447
Water services company	Water Solutions	50%	August 2018	429	449
Natural gas liquids terminal company	Liquids and Refined Products	50%	March 2019	174	203
Total				$21,589	$23,182

(1)    Ownership interest percentages are at December 31, 2020.
(2)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2020	March 31, 2020
	(in thousands)
Loan receivable (1)	$2,917	$5,374
Line fill (2)	23,039	25,763
Minimum shipping fees - pipeline commitments (3)	14,239	17,443
Other	6,326	14,557
Total	$46,521	$63,137

(1)    Amounts at December 31, 2020 and March 31, 2020 represent the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with Victory Propane, LLC. In addition, the amount at March 31, 2020 represents the noncurrent portion of a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility (the “Facility”) that is utilized by a third party. The third party filed for Chapter 11 bankruptcy in July 2019. For a further discussion, see Note 17.
(2)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2020 and March 31, 2020, line fill consisted of 335,069 barrels of crude oil. At March 31, 2020, line fill also consisted of 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5).
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for one contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

commitment (see Note 9). As of December 31, 2020, the deficiency credit was $18.5 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2020	March 31, 2020
	(in thousands)
Accrued compensation and benefits	$27,579	$29,990
Excise and other tax liabilities	10,273	9,941
Derivative liabilities	679	17,777
Accrued interest	23,126	39,803
Product exchange liabilities	4,972	1,687
Contingent consideration liability (1)	2,419	102,419
Other	33,721	30,445
Total	$102,769	$232,062

(1)    Decrease is due to the monthly installment payments made during the nine months ended December 31, 2020 related to our acquisition of certain assets of Mesquite. We made our last installment payment in December 2020.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3—(Loss) Income Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Weighted average common units outstanding during the period:
Common units - Basic	128,991,414	128,201,369	128,845,214	127,026,510
Effect of Dilutive Securities:
Service awards	—	1,157,221	—	—
Common units - Diluted	128,991,414	129,358,590	128,845,214	127,026,510

For the three months ended December 31, 2020 and the nine months ended December 31, 2020 and 2019, all potential common units or convertible securities were considered antidilutive. For the three months ended December 31, 2019, the warrants were antidilutive.

Our (loss) income per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands, except unit and per unit amounts)
(Loss) income from continuing operations	$(380,423)	$49,106	$(408,201)	$42,464
Less: Continuing operations loss (income) attributable to noncontrolling interests	34	166	(185)	563
Net (loss) income from continuing operations attributable to NGL Energy Partners LP	(380,389)	49,272	(408,386)	43,027
Less: Distributions to preferred unitholders (1)	(23,770)	(20,312)	(69,594)	(166,835)
Less: Continuing operations net loss (income) allocated to general partner (2)	404	(65)	477	16
Net (loss) income from continuing operations allocated to common unitholders	$(403,755)	$28,895	$(477,503)	$(123,792)

Loss from discontinued operations, net of tax	$(107)	$(6,115)	$(1,746)	$(192,800)
Less: Discontinued operations loss allocated to general partner (2)	—	6	2	193
Net loss from discontinued operations allocated to common unitholders	$(107)	$(6,109)	$(1,744)	$(192,607)

Net (loss) income allocated to common unitholders	$(403,862)	$22,786	$(479,247)	$(316,399)

Basic (loss) income per common unit
(Loss) income from continuing operations	$(3.13)	$0.23	$(3.71)	$(0.97)
Loss from discontinued operations, net of tax	$—	$(0.05)	$(0.01)	$(1.52)
Net (loss) income	$(3.13)	$0.18	$(3.72)	$(2.49)
Diluted (loss) income per common unit
(Loss) income from continuing operations	$(3.13)	$0.22	$(3.71)	$(0.97)
Loss from discontinued operations, net of tax	$—	$(0.05)	$(0.01)	$(1.52)
Net (loss) income	$(3.13)	$0.18	$(3.72)	$(2.49)
Basic weighted average common units outstanding	128,991,414	128,201,369	128,845,214	127,026,510
Diluted weighted average common units outstanding	128,991,414	129,358,590	128,845,214	127,026,510

(1)    This amount includes distributions to preferred unitholders. The final accretion for the beneficial conversion of the 10.75% Class A Convertible Preferred Units and the excess of the 10.75% Class A Convertible Preferred Units repurchase price over the carrying value of the units are included in the nine months ended December 31, 2019.
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4—Acquisitions

The following summarizes the status of the preliminary purchase price allocation of acquisitions completed prior to April 1, 2020:

Hillstone Environmental Partners, LLC (“Hillstone”) Acquisition

As of December 31, 2020, we completed the acquisition accounting for this acquisition. During the nine months ended December 31, 2020, we received additional information and recorded a decrease of $0.7 million to current assets, a decrease of $5.1 million to current liabilities and a decrease of $6.0 million to the deferred tax liability with the offset to goodwill. Also, there was a $0.9 million decrease to the preliminary purchase price as a result of a true up to the working capital acquired. This amount was recorded as an offset to goodwill. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the nine months ended December 31, 2020.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			December 31, 2020	March 31, 2020
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$317,112	$314,694
Pipeline and related facilities	30	-	40	244,079	244,751
Vehicles and railcars	3	-	25	126,097	123,937
Water treatment facilities and equipment	3	-	30	1,869,594	1,525,859
Crude oil tanks and related equipment	2	-	30	234,037	234,143
Barges and towboats	5	-	30	136,759	125,162
Information technology equipment	3	-	7	48,956	34,261
Buildings and leasehold improvements	3	-	40	159,364	151,690
Land				100,492	91,446
Tank bottoms and line fill (1)				20,275	20,346
Other	3	-	20	15,176	14,627
Construction in progress				135,618	499,707
				3,407,559	3,380,623
Accumulated depreciation				(663,185)	(529,068)
Net property, plant and equipment				$2,744,374	$2,851,555

(1)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Depreciation expense	$45,139	$37,687	$145,152	$94,477
Capitalized interest expense	$450	$439	$2,563	$439

Amounts in the table above for the three months and nine months ended December 31, 2019 do not include depreciation expense and capitalized interest expense related to TransMontaigne Product Services, LLC (“TPSL”), as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Crude Oil Logistics	$(72)	$198	$1,772	$(592)
Water Solutions	(17,877)	4,476	(11,137)	8,075
Liquids and Refined Products	(43)	(26)	4	(33)
Corporate and Other	1	—	(1)	—
Total	$(17,991)	$4,648	$(9,362)	$7,450

Note 6—Goodwill

The following table summarizes changes in goodwill by segment during the nine months ended December 31, 2020:

	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Total
	(in thousands)
Balances at March 31, 2020	$579,846	$294,658	$119,083	$993,587
Revisions to acquisition accounting (Note 4)	—	(11,348)	—	(11,348)
Impairment	(237,800)	—	—	(237,800)
Balances at December 31, 2020	$342,046	$283,310	$119,083	$744,439

Goodwill Impairment

As discussed in Note 17, in December 2020, we reached a settlement in the Extraction Oil & Gas, Inc.(“Extraction”) bankruptcy case, which is expected to result in decreases in future cash flows for certain of our assets. Based on this aforementioned event, we concluded that a triggering event occurred, which required us to perform a quantitative impairment test as of December 31, 2020 for our Crude Oil Logistics reporting unit. We estimated the fair value of the Crude Oil Logistics reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied discount rates and terminal multiples that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Crude Oil Logistics reporting unit was less than its carrying value by approximately 17.0%.

During the three months ended December 31, 2020, in our Crude Oil Logistics reporting unit, we recorded a goodwill impairment charge of $237.8 million within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				December 31, 2020			March 31, 2020
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$1,318,639	$(394,285)	$924,354	$1,435,573	$(445,250)	$990,323
Customer commitments	10	-	25	192,000	(11,520)	180,480	502,000	(111,677)	390,323
Pipeline capacity rights	30			7,799	(1,842)	5,957	7,799	(1,647)	6,152
Rights-of-way and easements	1	-	45	90,620	(8,522)	82,098	89,476	(6,506)	82,970
Water rights	13	-	30	100,368	(12,933)	87,435	100,937	(8,441)	92,496
Executory contracts and other agreements	5	-	30	48,689	(20,512)	28,177	48,570	(18,210)	30,360
Non-compete agreements	2	-	24	12,100	(5,626)	6,474	12,723	(4,735)	7,988
Debt issuance costs (1)	3	-	5	44,592	(39,670)	4,922	44,051	(34,983)	9,068
Total amortizable				1,814,807	(494,910)	1,319,897	2,241,129	(631,449)	1,609,680
Non-amortizable:
Trade names				2,800	—	2,800	2,800	—	2,800
Total				$1,817,607	$(494,910)	$1,322,697	$2,243,929	$(631,449)	$1,612,480

(1)    Includes debt issuance costs related to the Revolving Credit Facility (as defined herein) and the Sawtooth Caverns, LLC (“Sawtooth”) credit agreement. Debt issuance costs related to the fixed-rate notes, Bridge Term Credit Agreement (as defined herein) and Term Credit Agreement (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

The weighted-average remaining amortization period for intangible assets is approximately 20.3 years.

During the three months ended December 31, 2020, we recorded an impairment charge of $145.8 million against the customer commitment intangible asset related to a transportation contract with Extraction that was rejected as part of Extraction’s bankruptcy. See Note 17 for a further discussion of Extraction’s bankruptcy and the impairment of the intangible asset.

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2020	2019	2020	2019
	(in thousands)
Depreciation and amortization	$33,061	$36,039	$104,503	$96,116
Cost of sales	77	86	230	262
Interest expense	1,595	1,371	4,687	3,927
Operating expenses	62	110	185	372
Total	$34,795	$37,606	$109,605	$100,677

Amounts in the table above for the three months and nine months ended December 31, 2019 do not include amortization expense related to TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2021 (three months)	$27,060
2022	100,347
2023	91,729
2024	85,527
2025	69,296
Thereafter	945,938
Total	$1,319,897

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2020			March 31, 2020
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Revolving credit facility:
Expansion capital borrowings	$1,478,000	$—	$1,478,000	$1,120,000	$—	$1,120,000
Working capital borrowings	203,000	—	203,000	350,000	—	350,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	555,251	(3,908)	551,343	607,323	(5,405)	601,918
6.125% Notes due 2025 (“2025 Notes”)	380,020	(3,507)	376,513	387,320	(4,217)	383,103
7.500% Notes due 2026 (“2026 Notes”)	386,323	(5,247)	381,076	450,000	(6,975)	443,025
Bridge term credit agreement	—	—	—	250,000	(3,198)	246,802
Term credit agreement	250,000	(7,692)	242,308	—	—	—
Other long-term debt	48,421	(72)	48,349	4,683	—	4,683
	3,301,015	(20,426)	3,280,589	3,169,326	(19,795)	3,149,531
Less: Current maturities	2,146	—	2,146	4,683	—	4,683
Long-term debt	$3,298,869	$(20,426)	$3,278,443	$3,164,643	$(19,795)	$3,144,848

(1)    Debt issuance costs related to the Revolving Credit Facility and the Sawtooth credit agreement are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Recent Developments

On February 4, 2021, we closed on our private offering of $2.05 billion of 7.5% 2026 senior secured notes (“2026 Senior Secured Notes”) and our new credit agreement (the “New Credit Agreement”) which consists of a $500.0 million asset-based revolving credit facility (“ABL Facility”). We estimate that total offering costs and expenses will be approximately $150.0 million, which includes certain make-whole and consent costs. We used the net proceeds from the issuance of the 2026 Senior Secured Notes (along with borrowings under our new ABL Facility) to (i) repay all outstanding borrowings under and terminate our existing revolving credit facility, (ii) repay all outstanding borrowings under and terminate our term credit agreement and (iii) pay fees and expenses in connection therewith as well as fees and expenses in connection with the issuance of the 2026 Senior Secured Notes and entering into the ABL Facility.

2026 Senior Secured Notes

The 2026 Senior Secured Notes bear interest at 7.5%, which is payable on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Senior Secured Notes mature on February 1, 2026. The 2026 Senior Secured Notes were issued pursuant to an indenture dated February 4, 2021 (the “Indenture”).

The 2026 Senior Secured Notes are secured by first priority liens in substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens in our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets.

The Indenture contains covenants that, among other things, limit our ability to: pay distributions or make other restricted payments or repurchase stock; incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; make certain investments; create or incur liens; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, make loans or advances or transfer assets to the guarantors (including the Partnership); enter into certain transactions with our affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of our assets. The Indenture specifically restricts our ability to pay distributions until our Total Leverage Ratio (as defined in the Indenture) for the most recently ended four full fiscal quarters at the time of the distribution is not greater than 4.75 to 1.00. These covenants are subject to a number of important exceptions and qualifications.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We have an option to redeem all or a portion of the 2026 Senior Secured Notes at any time on or after February 1, 2023 at fixed redemption prices contained within the Indenture. Prior to such time, we, at our option, may redeem up to 40% of the aggregate principal amount of the 2026 Senior Secured Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price specified in the Indenture. In addition, before February 1, 2023, we may redeem some or all of the 2026 Senior Secured Notes at a redemption price equal to 100% of the aggregate principal amount of the 2026 Senior Secured Notes redeemed, plus the applicable premium as specified in the Indenture and accrued and unpaid interest, if any, to, but not including, the redemption date. If we experience certain kinds of change of control triggering events, we will be required to offer to repurchase the 2026 Senior Secured Notes at 101% of the aggregate principal amount of the 2026 Senior Secured Notes repurchased plus accrued and unpaid interest on the 2026 Senior Secured Notes repurchased to, but not including, the date of purchase.

ABL Facility

Our new $500.0 million ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial borrowing base is $500.0 million and the sub-limit for letters of credit is $200.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets. and a second priority lien on our all of our other assets.

The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions. The ABL Facility bears interest at a LIBOR-based rate (with such customary provisions under the ABL Facility providing for the replacement of LIBOR with any successor rate) or an alternate base rate, in each case plus an applicable borrowing margin based on our Fixed Charge Coverage Ratio (as defined in the New Credit Agreement). The applicable margin for alternate base rate loans varies from 1.50% to 2.00% and the applicable margin for LIBOR-based loans varies from 2.50% to 3.00%. In addition, a commitment fee will be charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. Such commitment fee will be 0.50% per year, subject to a reduction to 0.375% in the event our Fixed Charge Coverage Ratio is greater than 1.75 to 1.00.

The New Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The New Credit Agreement contains, as the only financial covenant, a minimum Fixed Charge Coverage Ratio financial covenant that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the New Credit Agreement).

We are in compliance with all of the covenants under the ABL Facility.

Related Party Transaction

In order to complete the transactions described above, we were required to receive the consent of the holders of our Class D Preferred Units (as defined herein), who are represented on the board of directors of our general partner. For their consent, we paid to the holders of the Class D Preferred Units $40.0 million.

Credit Agreement

We were party to a credit agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement provided up to $1.915 billion in aggregate commitments and consisted of a revolving credit facility to fund working capital needs (“Working Capital Facility”), and another to fund acquisitions and expansion projects (“Expansion Capital Facility”). On April 27, 2020, we amended our Credit Agreement to reallocate availability between the two revolving credit facilities. We reduced the capacity of the Working Capital Facility to $350.0 million and increased the Expansion Capital Facility to $1.565 billion (the Expansion Capital Facility, and together with the Working Capital Facility, the “Revolving Credit Facility”). We had letters of credit of $140.1 million on the Working Capital Facility at December 31, 2020. The capacity under the Working Capital Facility could be limited by a “borrowing base” (as defined in the Credit Agreement) which was calculated based on the value of certain working capital items at any point in time.

At December 31, 2020, the borrowings under the Credit Agreement had a weighted average interest rate of 2.94%, calculated as the weighted average LIBOR rate of 0.16% plus a margin of 2.75% for LIBOR borrowings and the prime rate of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3.25% plus a margin of 1.75% on alternate base rate borrowings. At December 31, 2020, the interest rate in effect on letters of credit was 2.75%. Commitment fees are charged at a rate ranging from 0.375% to 0.50% on any unused capacity.

As discussed above, on February 4, 2021, we repaid all of the outstanding borrowings under and terminated the Credit Agreement. The commitments under the Credit Agreement were set to expire on October 5, 2021. As we were able to refinance this short-term obligation on a long-term basis, we have presented the amounts due under the Credit Agreement as long-term as of December 31, 2020.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2020	2020
	(in thousands)
2023 Notes
Notes repurchased	$17,605	$52,072
Cash paid (excluding payments of accrued interest)	$11,814	$33,566
Gain on early extinguishment of debt (1)	$5,661	$18,096

2025 Notes
Notes repurchased	$—	$7,300
Cash paid (excluding payments of accrued interest)	$—	$3,647
Gain on early extinguishment of debt (2)	$—	$3,575

2026 Notes
Notes repurchased	$14,500	$63,677
Cash paid (excluding payments of accrued interest)	$8,768	$37,868
Gain on early extinguishment of debt (3)	$5,529	$24,878

(1)    Gain on early extinguishment of debt for the three months and nine months ended December 31, 2020 is inclusive of the write-off of debt issuance costs of $0.1 million and $0.4 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.
(2)    Gain on early extinguishment of debt for the nine months ended December 31, 2020 is inclusive of the write-off of debt issuance costs of $0.1 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.
(3)    Gain on early extinguishment of debt for the three months and nine months ended December 31, 2020 is inclusive of the write-off of debt issuance costs of $0.2 million and $0.9 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Compliance

At December 31, 2020, we were in compliance with the covenants under the indentures for all of the Senior Unsecured Notes.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The commitments under the Term Credit Agreement were set to expire on June 3, 2023 and were callable by us after two years at par. We were subject to prepayments of principal if we enter into certain transactions to sell assets, issue equity or obtain new borrowings.

The obligations under the Term Credit Agreement were guaranteed by the Partnership and certain of NGL Energy Operating LLC’s (“Borrower”) wholly-owned subsidiaries and were secured by substantially all of the assets of the Borrower, the Partnership and the other subsidiary guarantors subject to certain customary exclusions.

All borrowings under the Term Credit Agreement bore interest at LIBOR (based on the higher of one-month or three-month LIBOR), subject to a 1.50% LIBOR floor, plus 8.00%. At December 31, 2020, the borrowings under the Term Credit Agreement had an interest rate of 9.50% (as of December 31, 2020 the reference LIBOR rate was below the LIBOR floor of 1.50%).

As discussed above, on February 4, 2021, we repaid all of the outstanding borrowings under and terminated the Term Credit Agreement. This termination required us to pay a make-whole fee of $55.6 million.

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

Sawtooth Credit Agreement

On November 27, 2019, Sawtooth, a joint venture in which we own approximately a 71.5% interest, entered into a credit agreement with Zions Bancorporation (doing business as “Amegy Bank”). The Sawtooth credit agreement has a capacity of $20.0 million. The commitments under the Sawtooth credit agreement expire on November 27, 2022. At December 31, 2020, $3.8 million had been borrowed under the Sawtooth credit agreement. The borrowings under this facility had an average interest rate of 2.65%. Commitment fees are charged at a rate of 0.50% on any unused capacity.

Other Long-Term Debt

On October 29, 2020, we entered into an equipment loan for $45.0 million with Stonebriar Commercial Finance LLC which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $44.7 million at December 31, 2020. The loan matures on November 1, 2027.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2020:

Fiscal Year Ending March 31,	Revolving Credit Facility	Senior Unsecured Notes	Term Credit Agreement	Sawtooth Credit Agreement	Other Long-Term Debt	Total
	(in thousands)
2021 (three months)	$—	$—	$—	$—	$376	$376
2022	1,681,000	—	—	—	2,373	1,683,373
2023	—	—	—	3,759	2,585	6,344
2024	—	555,251	250,000	—	2,816	808,067
2025	—	380,020	—	—	3,068	383,088
Thereafter	—	386,323	—	—	33,444	419,767
Total	$1,681,000	$1,321,594	$250,000	$3,759	$44,662	$3,301,015

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $1.6 million and $1.6 million during the three months ended December 31, 2020 and 2019, respectively, and $5.3 million and $3.5 million during the nine months ended December 31, 2020 and 2019, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2021 (three months)	$1,609
2022	6,393
2023	6,384
2024	3,204
2025	1,775
Thereafter	1,061
Total	$20,426

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The date for a new trial, to be limited to the quantum meruit claim, has not yet been set by the trial court. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our general partner once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of December 31, 2020, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At December 31, 2020, we have an environmental liability, measured on an undiscounted basis, of $1.8 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Balance at March 31, 2020	$18,416
Liabilities incurred	5,778
Liabilities associated with disposed assets (1)	(22)
Liabilities settled	(9)
Accretion expense	1,314
Balance at December 31, 2020	$25,477

(1)    This amount relates to the sale of certain assets (see Note 17).

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at December 31, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (three months)	$1,411
2022	7,506
2023	4,399
2024	4,399
2025	74
Thereafter	331
Total	$18,120

As part of the acquisition of Hillstone, discussed in Note 4, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months and nine months ended December 31, 2020, we recorded $0.6 million and $2.0 million, respectively, within operating expense in our unaudited condensed consolidated statements of operations. At December 31, 2020, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $6.5 million.

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

The following table summarizes future minimum throughput payments under these agreements at December 31, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (three months)	$8,708
2022	35,314
2023	35,314
2024	35,410
2025	30,897
Total	$145,643

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At December 31, 2020, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2021 (three months)	$100,635	2,155	$9,771	20,514
2022	—	—	2,406	5,586
Total	$100,635	2,155	$12,177	26,100

Index-Price Commodity Purchase Commitments:
2021 (three months)	$544,253	11,555	$269,443	359,329
2022	928,468	19,760	36,449	50,929
2023	726,406	15,702	—	—
2024	652,178	14,359	—	—
2025	458,811	10,220	—	—
Thereafter	17,437	390	—	—
Total	$3,327,553	71,986	$305,892	410,258

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At December 31, 2020, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2021 (three months)	$102,064	2,174	$85,512	121,917
2022	—	—	5,993	10,373
2023	—	—	289	454
Total	$102,064	2,174	$91,794	132,744

Index-Price Commodity Sale Commitments:
2021 (three months)	$477,990	9,814	$390,678	415,439
2022	495,340	10,331	40,493	42,948
2023	219,785	4,745	—	—
2024	216,292	4,758	—	—
2025	213,429	4,745	—	—
Thereafter	17,492	390	—	—
Total	$1,640,328	34,783	$431,171	458,387

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11 and represent $5.5 million of our prepaid expenses and other current assets and $0.7 million of our accrued expenses and other payables at December 31, 2020.

Note 10—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts and obligations. As of December 31, 2020, we owned 8.69% of our general partner.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units during the nine months ended December 31, 2020, we issued 396 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan during the nine months ended December 31, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our Distributions

The following table summarizes distributions declared on our common units during the last three quarters:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid to Limited Partners	Amount Paid to General Partner
				(in thousands)	(in thousands)
April 27, 2020	May 7, 2020	May 15, 2020	$0.2000	$25,754	$26
July 23, 2020	August 6, 2020	August 14, 2020	$0.2000	$25,754	$26
October 27, 2020	November 6, 2020	November 13, 2020	$0.1000	$12,877	$13

No distributions were declared for the common units for the three months ended December 31, 2020 as the board of directors of our general partner decided to temporarily suspend all distributions (common unit distributions beginning with the three months ended December 31, 2020 and all preferred unit distributions beginning with the three months ending March 31, 2021) in order to deleverage our balance sheet and meet the financial performance ratios set within the Indenture of the 2026 Senior Secured Notes, as discussed further in Note 8.

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

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). The following table summarizes distributions declared on our Class B Preferred Units during the last four quarters:

				Amount Paid to Class B
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 16, 2020	March 31, 2020	April 15, 2020	$0.5625	$7,079
June 15, 2020	June 30, 2020	July 15, 2020	$0.5625	$7,079
September 15, 2020	September 30, 2020	October 15, 2020	$0.5625	$7,079
December 17, 2020	January 1, 2021	January 15, 2021	$0.5625	$7,079

The distribution amount paid on January 15, 2021 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2020.

Class C Preferred Units

On April 2, 2019, we issued 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) representing limited partner interests at a price of $25.00 per unit for net proceeds of $42.9 million (net of the underwriters’ discount of $1.4 million and offering costs of $0.7 million).

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). The following table summarizes distributions declared on our Class C Preferred Units during the last four quarters:

				Amount Paid to Class C
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 16, 2020	March 31, 2020	April 15, 2020	$0.6016	$1,083
June 15, 2020	June 30, 2020	July 15, 2020	$0.6016	$1,083
September 15, 2020	September 30, 2020	October 15, 2020	$0.6016	$1,083
December 17, 2020	January 1, 2021	January 15, 2021	$0.6016	$1,083

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The distribution amount paid on January 15, 2021 is included in accrued expenses and other payables in our unaudited condensed consolidated balance sheet at December 31, 2020.

Class D Preferred Units

On July 2, 2019, we completed a private placement of an aggregate of 400,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 17,000,000 common units for net proceeds of $385.4 million. On October 31, 2019, we completed a private placement of an aggregate of 200,000 Class D Preferred Units and warrants exercisable to purchase an aggregate of 8,500,000 common units for net proceeds of $194.7 million. As of December 31, 2020, all warrants are still outstanding.

The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per every $1,000 in unit value per year). The following table summarizes distributions declared on our Class D Preferred Units during the last four quarters:

				Amount Paid/Payable to Class D
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
April 27, 2020	May 7, 2020	May 15, 2020	$11.25	$6,868
July 23, 2020	August 6, 2020	August 14, 2020	$11.25	$6,946
October 27, 2020	November 6, 2020	November 13, 2020	$26.01	$15,608
January 20, 2021	February 5, 2021	February 12, 2021	$26.01	$15,608

The distributions for the quarters ended September 30, 2020 and December 31, 2020 include a 1.0% rate increase due to us exceeding the adjusted total leverage ratio, as defined within the amended and restated limited partnership agreement. The distributions paid in cash for both the three months ended March 31, 2020 and June 30, 2020 of $6.9 million represented 50% of the Class D Preferred Units distribution amount, as represented in the table above. In accordance with the terms of our Partnership Agreement, the value of each Class D Preferred Unit automatically increased by the non-cash accretion, which was approximately $6.9 million in the aggregate with respect to the distributions for both the three months ended March 31, 2020 and June 30, 2020. The distributions for the three months ended September 30, 2020 were paid in cash and the distributions for the three months ended December 31, 2020 will also be paid in cash.

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

The following table summarizes the Service Award activity during the nine months ended December 31, 2020:

Unvested Service Award units at March 31, 2020	1,371,425
Units granted	6,000
Units vested and issued	(446,475)
Units forfeited	(39,000)
Unvested Service Award units at December 31, 2020	891,950

In connection with the vesting of certain restricted units during the nine months ended December 31, 2020, we canceled 50,155 of the newly-vested common units in satisfaction of $0.1 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the scheduled vesting of our unvested Service Award units at December 31, 2020:

Fiscal Year Ending March 31,
2021 (three months)	445,475
2022	446,475
Total	891,950

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. The weighted-average grant price for the nine months ended December 31, 2020 was $3.86. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

During the three months ended December 31, 2020 and 2019, we recorded compensation expense related to Service Award units of $1.2 million and $1.8 million, respectively. During the nine months ended December 31, 2020 and 2019, we recorded compensation expense related to Service Award units of $3.8 million and $6.6 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at December 31, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (three months)	$898
2022	1,669
Total	$2,567

As of December 31, 2020, there are approximately 3.1 million common units remaining available for issuance under the LTIP.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheet at the dates indicated:

	December 31, 2020		March 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$8,248	$(14,451)	$64,037	$(2,235)
Level 2 measurements	5,466	(700)	25,217	(17,635)
	13,714	(15,151)	89,254	(19,870)

Netting of counterparty contracts (1)	(8,264)	8,264	(2,282)	2,282
Net cash collateral (held) provided	(203)	6,203	(50,104)	(370)
Commodity derivatives	$5,247	$(684)	$36,868	$(17,958)

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2020	March 31, 2020
	(in thousands)
Prepaid expenses and other current assets	$5,247	$36,868
Accrued expenses and other payables	(679)	(17,777)
Other noncurrent liabilities	(5)	(181)
Net commodity derivative asset	$4,563	$18,910

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2020:
Crude oil fixed-price (1)	January 2021–December 2021	(1,113)	$(1,163)
Propane fixed-price (1)	January 2021–December 2022	(670)	(2,793)
Refined products fixed-price (1)	January 2021–December 2021	(172)	(430)
Butane fixed-price (1)	January 2021–January 2022	(56)	(1,698)
Other	January 2021–March 2022		4,647
			(1,437)
Net cash collateral provided			6,000
Net commodity derivative asset			$4,563

At March 31, 2020:
Crude oil fixed-price (1)	April 2020–December 2021	(2,252)	$41,721
Propane fixed-price (1)	April 2020–December 2021	415	(738)
Refined products fixed-price (1)	April 2020–January 2021	(26)	27,401
Other	April 2020–March 2022		1,000
			69,384
Net cash collateral held			(50,474)
Net commodity derivative asset			$18,910

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended December 31, 2020 and 2019, we recorded a net loss of $24.6 million and a net loss of $15.1 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the nine months ended December 31, 2020 and 2019, we recorded a net loss of $55.2 million and a net gain of $0.8 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. The amounts for the three months and nine months ended December 31, 2020 and 2019 do not include net gains and losses related to Mid-Con (as defined herein), Gas Blending (as defined herein) and TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2020, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The Revolving Credit Facility was variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2020, we had $1.7 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 2.94%.

The Term Credit Agreement was variable-rate debt with interest rates that are generally indexed to LIBOR interest rates. At December 31, 2020, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 9.50%.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2020 (in thousands):

Senior Unsecured Notes:
2023 Notes	$389,601
2025 Notes	$238,463
2026 Notes	$237,267

For the Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 12—Segments

As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment, the Chief Operating Decision Maker (CODM) decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment would be aggregated with the former Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the three months and nine months ended December 31, 2019 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported.

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
	(in thousands)
Revenues:
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	$455,790	$646,296	$1,104,692	$1,925,039
Crude oil transportation and other	28,407	44,613	118,615	127,767
Non-Topic 606 revenues	2,919	3,585	9,193	10,825
Elimination of intersegment sales	(1,827)	(3,505)	(4,331)	(15,330)
Total Crude Oil Logistics revenues	485,289	690,989	1,228,169	2,048,301
Water Solutions:
Topic 606 revenues
Disposal service fees	82,008	94,218	239,390	226,635
Sale of recovered crude oil	6,778	16,470	16,532	45,566
Sale of brackish non-potable water	5,221	5,634	8,201	9,737
Other service revenues	4,918	5,285	11,545	12,701
Total Water Solutions revenues	98,925	121,607	275,668	294,639
Liquids and Refined Products:
Topic 606 revenues
Refined products sales	286,640	627,590	785,968	1,942,146
Propane sales	276,459	309,668	534,525	564,820
Butane sales	191,710	226,730	336,827	396,776
Other product sales	99,624	145,082	238,377	376,148
Service revenues	4,685	5,181	17,710	22,230
Non-Topic 606 revenues	20,302	105,944	59,816	269,748
Elimination of intersegment sales	(1,929)	(6,542)	(3,410)	(12,851)
Total Liquids and Refined Products revenues	877,491	1,413,653	1,969,813	3,559,017
Corporate and Other:
Non-Topic 606 revenues	314	280	942	799
Total Corporate and Other revenues	314	280	942	799
Total revenues	$1,462,019	$2,226,529	$3,474,592	$5,902,756

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 7 and Note 8) and operating income (loss) by segment for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Depreciation and Amortization:
Crude Oil Logistics	$16,513	$17,950	$50,540	$53,228
Water Solutions	53,388	48,184	173,865	114,438
Liquids and Refined Products	7,071	7,030	22,406	21,296
Corporate and Other	4,576	3,752	13,243	9,651
Total depreciation and amortization	$81,548	$76,916	$260,054	$198,613

Operating Income (Loss):
Crude Oil Logistics	$(382,192)	$28,696	$(310,633)	$101,018
Water Solutions	15,821	(583)	(13,503)	34,380
Liquids and Refined Products	32,438	89,038	51,338	113,207
Corporate and Other	(12,374)	(20,756)	(47,978)	(74,575)
Total operating (loss) income	$(346,307)	$96,395	$(320,776)	$174,030

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Crude Oil Logistics	$785	$4,953	$9,555	$23,817
Water Solutions	5,177	692,826	38,139	1,838,237
Liquids and Refined Products	2,572	2,641	7,292	13,689
Corporate and Other	2,983	2,427	10,887	5,485
Total	$11,517	$702,847	$65,873	$1,881,228

All of the tables above do not include amounts for the three months and nine months ended December 31, 2019 related to Mid-Con, Gas Blending and TPSL, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	December 31, 2020	March 31, 2020
	(in thousands)
Long-lived assets, net:
Crude Oil Logistics	$1,101,836	$1,567,503
Water Solutions	3,209,163	3,382,727
Liquids and Refined Products (1)	614,966	654,530
Corporate and Other	41,943	33,570
Total	$4,967,908	$5,638,330

(1)    Includes $19.3 million and $25.9 million of non-US long-lived assets at December 31, 2020 and March 31, 2020, respectively.

	December 31, 2020	March 31, 2020
	(in thousands)
Total assets:
Crude Oil Logistics	$1,542,429	$1,886,211
Water Solutions	3,319,273	3,539,328
Liquids and Refined Products (1)	1,023,861	972,684
Corporate and Other	66,147	100,513
Total	$5,951,710	$6,498,736

(1)    Includes $47.3 million and $37.8 million of non-US total assets at December 31, 2020 and March 31, 2020, respectively.

Note 13—Transactions with Affiliates

A member of the board of directors of our general partner was an executive officer of WPX Energy, Inc. (“WPX”). We purchase crude oil from and sell crude oil to WPX (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues and cost of sales in our unaudited condensed consolidated statement of operations). We also treat and dispose of produced water and solids received from WPX. On January 7, 2021, Devon Energy Corporation (“Devon”) acquired WPX and the member of the board of directors of our general partner has since retired from WPX/Devon. Due to his retirement, we will no longer be classifying transactions with WPX or Devon as related party transactions after December 31, 2020.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Sales to WPX	$16,888	$13,888	$39,129	$36,716
Purchases from WPX (1)	$100,427	$81,578	$216,487	$247,745
Sales to entities affiliated with management	$5,369	$3,642	$7,492	$5,362
Purchases from entities affiliated with management	$393	$953	$684	$3,068
Purchases from equity method investees	$689	$188	$1,434	$317

(1)    Amount primarily relates to purchases of crude oil under the definitive agreement we signed with WPX.

Accounts receivable from affiliates consist of the following at the dates indicated:

	December 31, 2020	March 31, 2020
	(in thousands)
NGL Energy Holdings LLC	$8,226	$7,781
WPX	5,349	3,563
Entities affiliated with management	1,260	151
Equity method investees	2,359	1,439
Total	$17,194	$12,934

Accounts payable to affiliates consist of the following at the dates indicated:

	December 31, 2020	March 31, 2020
	(in thousands)
WPX	$41,712	$17,039
Entities affiliated with management	205	149
Equity method investees	687	529
Total	$42,604	$17,717

See Note 8 for a discussion of related party transactions that occurred in conjunction with the issuance of the 2026 Senior Secured Notes and the ABL Facility.

Note 14—Revenue from Contracts with Customers

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of December 31, 2020.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids and Refined Products segment includes $0.4 million of net losses related to changes in the mark-to-market value of these arrangements recorded during the nine months ended December 31, 2020.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at December 31, 2020 (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fiscal Year Ending March 31,
2021 (three months)	$38,060
2022	107,276
2023	101,540
2024	78,242
2025	56,287
Thereafter	22,638
Total	$404,043

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	December 31, 2020	March 31, 2020
	(in thousands)
Accounts receivable from contracts with customers	$464,610	$372,930

Contract liabilities balance at March 31, 2020	$19,536
Payment received and deferred	29,018
Payment recognized in revenue	(31,530)
Contract liabilities balance at December 31, 2020	$17,024

Note 15—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Operating lease expense	$17,048	$22,320	$53,278	$66,707
Variable lease expense	4,737	6,170	13,950	11,835
Short-term lease expense	293	219	1,094	478
Total lease expense	$22,078	$28,709	$68,322	$79,020

Amounts in the table above for the three months and nine months ended December 31, 2019 do not include lease expense related to TPSL and Gas Blending, as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 18).

The following table summarizes maturities of our operating lease obligations at December 31, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (three months)	$54,882
2022	41,684
2023	26,495
2024	16,593
2025	7,735
Thereafter	52,584
Total lease payments	199,973
Less imputed interest	(45,599)
Total operating lease obligations	$154,374

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Nine Months Ended December 31,
	2020	2019 (1)

Cash paid for amounts included in the measurement of operating lease obligations	$52,849	$81,779
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$24,073	$584,538

(1)     Amounts include the leases and activity for the TPSL and Gas Blending businesses which were sold during the fiscal year ended March 31, 2020 (see Note 18).

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended December 31, 2020 and 2019, fixed rental revenue was $4.1 million, which includes $0.5 million of sublease revenue, and $4.9 million, which includes $1.3 million of sublease revenue, respectively. During the nine months ended December 31, 2020 and 2019, fixed rental revenue was $12.6 million, which includes $1.9 million of sublease revenue, and $15.8 million, which includes $3.7 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at December 31, 2020 (in thousands):

Fiscal Year Ending March 31,
2021 (three months)	$3,938
2022	11,783
2023	8,927
2024	4,817
2025	690
Thereafter	1,192
Total	$31,347

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2020	$4,540	$—
Cumulative effect adjustment	433	680
Current period provision for expected credit losses	24	—
Write-offs charged against the allowance	(1,316)	(222)
Balance at December 31, 2020	$3,681	$458

In addition to the provision for expected credit losses noted above, we also wrote off $5.7 million during the three months ended December 31, 2020 as discussed in Note 17.

Note 17—Other Matters

Third-party Loan Receivable
As discussed previously in Note 2, we had an outstanding loan receivable of $26.7 million, including accrued interest, associated with our interest in the Facility that is utilized by a third party. Our loan receivable was secured by title to and a lien interest on the Facility. The third party filed a petition for bankruptcy under Chapter 11 of the bankruptcy code in July 2019, at which time we filed our Proof of Claim within the bankruptcy case. The Chapter 11 plan, as supplemented, was approved by the bankruptcy court in February 2020, pursuant to which we were expected to be paid a $26.7 million secured claim as an unimpaired creditor. After the approval of the supplemental plan, the third party attempted to negotiate with us to accept an amount less than the full amount of our claim or to take back the Facility in kind. In May 2020, we filed a motion with the bankruptcy court to compel the third party to pay us the full amount of the claim in accordance with the approved plan. The bankruptcy court ruled in May 2020 that the third party would need to either pay us the full amount of the claim or deliver the Facility to us at a destination of our reasonable choosing. On June 26, 2020, we settled our claim with the third party and agreed to receive $16.3 million, for which we released any and all claims and/or liens with respect to the Facility and transferred title of the Facility to the third party. For the remaining $10.4 million of the loan receivable, we have filed an unsecured claim within the bankruptcy. As of June 30, 2020, we wrote-off approximately $9.4 million, the portion of the unsecured claimed we have deemed uncollectible, and this amount was recorded as a loss within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. As of December 31, 2020, the remaining balance of $0.6 million, net of an allowance for an expected credit loss, is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Third-party Bankruptcy

During the three months ended June 30, 2020, Extraction, who is a significant shipper on our crude oil pipeline, filed a petition for bankruptcy under Chapter 11 of the bankruptcy code. Extraction has transportation contracts pursuant to which it has committed to ship crude oil on our pipeline through October 2026. As part of the bankruptcy filing, Extraction requested that the court authorize it to reject these transportation contracts, effective June 14, 2020. We disputed its ability to reject the transportation contracts, filed objections and took various other legal steps within the bankruptcy proceedings to protect the value to us of the contracts at issue. On November 2, 2020, the bankruptcy court issued a bench ruling granting Extraction’s motion to reject the transportation contracts effective as of June 14, 2020. We disputed the rejection motion and appealed the bankruptcy court’s approval of the rejection of the transportation contracts. On December 21, 2020, we announced a global settlement agreement with Extraction, as it relates to Extraction’s emergence from bankruptcy, which occurred on January 21, 2021. Among other consideration, the global settlement agreement provides for the following: (i) a new long-term supply agreement, which includes a significant acreage dedication in the DJ Basin, and retains Extraction’s crude oil volumes for shipping on our Grand Mesa Pipeline; (ii) a new rate structure under the supply agreement which is based on calendar month average New York Mercantile Exchange (“NYMEX”) prices with an agreed upon differential plus an increase in the rate when those NYMEX prices exceed $50.00 per barrel; and (iii) the receipt of $35.0 million from Extraction as a liquidated payment for our unsecured claims, which was received on January 21, 2021.

Due to entering into a new supply agreement and withdrawing our appeal of the rejection of our transportation contract, we determined that the customer commitment intangible asset related to one of the transportation contracts was impaired as of December 31, 2020. We recorded an impairment charge of $145.8 million, which was calculated as the difference between the carrying value of the intangible asset of $180.8 million and the $35.0 million received from Extraction. We recorded the impairment charge within loss (gain) on disposal or impairment of assets, net in our unaudited condensed

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

consolidated statement of operations for the three months ended December 31, 2020 and the $35.0 million was recorded within other current assets in our unaudited condensed consolidated balance sheet as of December 31, 2020. We also determined, as a result of these transactions, that it was more likely than not, that the fair value of our Crude Oil Logistics reporting unit was less than its carrying value and assessed goodwill for impairment, which resulted in an impairment charge of $237.8 million. See Note 6 for a further discussion of the impairment of goodwill.

Extraction continued to utilize, during the bankruptcy period, the services under the transportation contracts by nominating and delivering barrels to be shipped on our pipeline. During the three months ended September 30, 2020, Extraction paid us for the barrels that have actually been shipped, but did not pay for the difference between the minimum volume commitment specified under the contracts and the actual volumes shipped (“deficiency volumes”). The amount owed by Extraction related to the deficiency volumes is $5.7 million. Following our global settlement, we deemed this amount uncollectible and wrote off the entire amount to bad debt expense within our unaudited condensed consolidated statement of operations during the three months ended December 31, 2020.

Extraction also has a water disposal contract with our Water Solutions segment whereby we dispose of its produced water for a fee. On August 10, 2020, they filed a motion with the bankruptcy court to also reject our water disposal contract but subsequently filed a motion to remove that contract from the list of contracts it was asking the court for permission to reject. Since the filing of the bankruptcy petition, Extraction continued, and will continue after emerging from bankruptcy, to utilize the services under the water disposal contract and they are current on all its post-filing date receivables but owe us approximately $0.8 million, as of December 31, 2020, for prepetition services. We received payment for this outstanding balance on January 26, 2021.

Sale of Certain Assets

During the three months ended December 31, 2020, we sold certain permits, land and a saltwater disposal facility to a third-party for total proceeds of $43.2 million, of which $2.0 million was held back until satisfaction of certain conditions. We recorded a gain of $12.1 million within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended December 31, 2020.

Note 18—Discontinued Operations

As previously disclosed, on September 30, 2019, we completed the sale of TPSL to Trajectory Acquisition Company, LLC. On January 3, 2020, we completed the sale of our refined products business in the mid-continent region of the United States (“Mid-Con”) to a third-party. On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party. As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for all periods presented.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Revenues	$—	$1,938,398	$16,198	$10,493,630
Cost of sales	106	1,936,324	16,535	10,497,492
Operating expenses	1	397	281	5,898
General and administrative expense	—	—	—	53
Depreciation and amortization	—	—	—	749
Loss on disposal or impairment of assets, net (1)	—	7,791	1,181	182,240
Operating loss from discontinued operations	(107)	(6,114)	(1,799)	(192,802)
Interest expense	—	(1)	—	(111)
Other income, net	—	—	—	133
Loss from discontinued operations before taxes	(107)	(6,115)	(1,799)	(192,780)
Income tax benefit (expense)	—	—	53	(20)
Loss from discontinued operations, net of tax	$(107)	$(6,115)	$(1,746)	$(192,800)

(1)    Amount for the nine months ended December 31, 2020 includes a loss of $1.0 million on the sale of Gas Blending and a loss of $0.2 million on the sale of TPSL. Amount for the three months ended December 31, 2019 includes a loss of $6.8 million on the sale of TPSL and a loss of $1.0 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018. Amount for the nine months ended December 31, 2019 includes a loss of $181.2 million on the sale of TPSL and a loss of $1.0 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018.

Continuing Involvement

As of December 31, 2020, we have commitments to sell up to 32.7 million gallons of propane, valued at $29.3 million (based on the contract price), to Superior Plus Corp. and DCC LPG, the purchasers of our former Retail Propane segment, through December 2021. During the three months and nine months ended December 31, 2020, we received $12.7 million and $20.4 million, respectively, from DCC LPG and Superior Plus Corp. for propane sold to them during the period.

Note 19—Subsequent Events

On February 4, 2021, we closed on our private offering of our 2026 Senior Secured Notes and our new ABL Facility. We used the net proceeds of the offering to (i) repay all outstanding borrowings under and terminate our existing revolving credit facility, (ii) repay all outstanding borrowings under and terminate our Term Credit Agreement and (iii) pay fees and expenses in connection therewith as well as fees and expenses in connection with the issuance of the 2026 Senior Secured Notes and entering into the ABL Facility. For a further discussion of these transactions and a description of the 2026 Senior Secured Notes and the ABL Facility, see Note 8.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2020. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Annual Report”) filed with the Securities and Exchange Commission on June 1, 2020.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2020, our operations included three segments: Crude Oil Logistics, Water Solutions and Liquids and Refined Products. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

As a result of the sale of a large part of the assets that constituted the former Refined Products and Renewables reportable segment (see “Acquisitions and Dispositions” below and Note 18 to our unaudited condensed consolidated financial statements included in this Quarterly Report), the Chief Operating Decision Maker (CODM) decided during the fourth quarter of fiscal year 2020 that the remaining business within the former Refined Products and Renewables reportable segment would be aggregated with the former Liquids reportable segment and form the current Liquids and Refined Products reportable segment. Operating results for the reportable segments have been recast for the three months and nine months ended December 31, 2019 to reflect these changes. Our Crude Oil Logistics and Water Solutions reportable segments remain unchanged from what has been previously reported.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Revenues	$1,462,019	$2,226,529	$3,474,592	$5,902,756
Cost of sales	1,278,879	1,935,472	2,920,816	5,214,605
Operating expenses	61,427	94,412	182,468	230,610
General and administrative expense	16,044	29,150	50,677	93,400
Depreciation and amortization	78,200	73,726	249,655	190,593
Loss (gain) on disposal or impairment of assets, net	373,776	(12,626)	391,752	(10,482)
Revaluation of liabilities	—	10,000	—	10,000
Operating (loss) income	(346,307)	96,395	(320,776)	174,030
Equity in earnings of unconsolidated entities	344	534	1,134	277
Interest expense	(47,252)	(46,920)	(138,148)	(131,814)
Gain on early extinguishment of liabilities, net	11,190	—	44,292	—
Other income (expense), net	440	(226)	3,060	967
(Loss) income from continuing operations before income taxes	(381,585)	49,783	(410,438)	43,460
Income tax benefit (expense)	1,162	(677)	2,237	(996)
(Loss) income from continuing operations	(380,423)	49,106	(408,201)	42,464
Loss from discontinued operations, net of tax	(107)	(6,115)	(1,746)	(192,800)
Net (loss) income	(380,530)	42,991	(409,947)	(150,336)
Less: Net loss (income) attributable to noncontrolling interests	34	166	(185)	563
Net (loss) income attributable to NGL Energy Partners LP	$(380,496)	$43,157	$(410,132)	$(149,773)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions. Our results of operations for the three months and nine months ended December 31, 2020 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2021.

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

Also, commodity price declines have had an adverse impact on many participants in the energy markets, and the inherent risk of customer or counterparty nonperformance is higher when commodity prices are low or decline. In June 2020, Extraction Oil & Gas, Inc. (“Extraction”), who is a significant shipper on our crude oil pipeline, filed a petition for bankruptcy under Chapter 11 of the bankruptcy code and in their filing requested that the court authorize it to reject its transportation contracts, for which we filed an objection. On November 2, 2020, the bankruptcy court issued a bench ruling granting Extraction’s motion to reject the transportation contracts effective as of June 14, 2020. We disputed the rejection motion and appealed the bankruptcy court’s approval of the rejection of the transportation contracts. On December 21, 2020, we announced a global settlement agreement with Extraction, as it relates to Extraction’s emergence from bankruptcy, which occurred on January 21, 2021. Among other consideration, the global settlement agreement provides for the following: (i) a new long-term supply agreement, which includes a significant acreage dedication in the DJ Basin, and retains Extraction’s crude oil volumes for shipping on our Grand Mesa Pipeline; (ii) a new rate structure under the supply agreement, which is based on calendar month average New York Mercantile Exchange (“NYMEX”) prices with an agreed upon differential plus an increase in the rate when those NYMEX prices exceed $50.00 per barrel; and (iii) the receipt of $35.0 million from Extraction as a liquidated payment for our unsecured claims, which was received on January 21, 2021. See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

While some global and regional economies are beginning to reopen, the potential future limitations and impact of COVID-19 on our business are still unknown at this time and although we tend to experience less demand for certain of our services and products when commodity prices decrease significantly over extended periods of time, and given the uncertain timing of a return of refined product demand to historical levels and of a recovery in commodity prices, the extent of the impact these events will have on our results of operations is unclear. Crude oil prices have increased, but are still relatively low, and future drilling and production plans are continually being assessed.

Subsequent Events

On February 4, 2021, we closed on our $2.05 billion senior secured notes offering and entered into our new credit agreement (the “New Credit Agreement”) which consists of a $500.0 million asset-based revolving credit facility (“ABL Facility”). We used the net proceeds from the issuance of the senior secured notes (along with borrowings under our new ABL Facility) to (i) repay all outstanding borrowings under and terminate our existing revolving credit facility, (ii) repay all outstanding borrowings under and terminate our term credit agreement and (iii) pay fees and expenses in connection therewith as well as fees and expenses in connection with the issuance of the senior secured notes due in 2026 and entering into the ABL Facility.

As part of this refinancing, we also agreed to certain restricted payment provision under the senior secured notes and ABL Facility, one of which is the suspension of the quarterly common unit distributions, beginning with the quarter ended December 31, 2020, and all preferred unit distributions, beginning with the quarter ended March 31, 2021. The cash savings from the suspension of the distributions should accelerate the deleveraging of our balance sheet and increase our liquidity, which should create more financial flexibility going forward. Due to refinancing our old floating-rate debt with new fixed-rate debt at a higher interest rate, our interest expense is expected to increase going forward when compared to prior periods, as we work on deleveraging our balance sheet.

See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report and the “Liquidity, Sources of Capital and Capital Resource Activities” section below for a discussion of these transactions.

Acquisitions and Dispositions

We completed numerous acquisitions and dispositions during the fiscal year ended March 31, 2020. These transactions impact the comparability of our results of operations between our current and prior fiscal years. We have not completed any acquisitions during the nine months ended December 31, 2020. During the three months ended December 31, 2020, we sold certain permits, land and a saltwater disposal facility to a third-party (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

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

As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for all periods presented. See Note 18 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these transactions.

Repurchases of Senior Unsecured Notes

During the three months ended December 31, 2020, we repurchased $17.6 million of the 7.50% senior unsecured notes due 2023 (“2023 Notes”) and $14.5 million of the 7.50% senior unsecured notes due 2026 (“2026 Notes”).

Segment Operating Results for the Three Months Ended December 31, 2020 and 2019

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2020	2019	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$455,790	$646,296	$(190,506)
Crude oil transportation and other	31,326	48,198	(16,872)
Total revenues (1)	487,116	694,494	(207,378)
Expenses:
Cost of sales-excluding impact of derivatives	444,356	623,640	(179,284)
Derivative loss	6,404	8,308	(1,904)
Operating expenses	16,799	14,439	2,360
General and administrative expenses	1,985	1,643	342
Depreciation and amortization expense	16,513	17,950	(1,437)
Loss (gain) on disposal or impairment of assets, net	383,251	(182)	383,433
Total expenses	869,308	665,798	203,510
Segment operating (loss) income	$(382,192)	$28,696	$(410,888)

Crude oil sold (barrels)	10,733	11,217	(484)
Crude oil transported on owned pipelines (barrels)	6,368	12,202	(5,834)
Crude oil storage capacity - owned and leased (barrels) (2)	5,239	5,362	(123)
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,564	(502)
Crude oil inventory (barrels) (2)	1,019	866	153
Crude oil sold ($/barrel)	$42.466	$57.618	$(15.152)
Cost per crude oil sold ($/barrel) (3)	$41.401	$55.598	$(14.197)
Crude oil product margin ($/barrel) (3)	$1.065	$2.020	$(0.955)

(1)    Revenues include $1.8 million and $3.5 million of intersegment sales during the three months ended December 31, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2020 and December 31, 2019, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in sales volumes and crude oil prices during the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The volumes decreased due to changes in the method of delivery of production to the market in the Permian region and overall lower production volumes. A significant amount of production switched to long haul pipeline owned or controlled by others.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, which decreased revenues by $17.0 million during the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The decrease is due to the bankruptcy court approving the rejection of the transportation agreement with Extraction (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the three months ended December 31, 2020, financial volumes on the Grand Mesa Pipeline averaged approximately 69,000 barrels per day, compared to approximately 134,000 barrels per day for the three months ended December 31, 2019 (volume amounts are from both internal and external parties).

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in sales volumes and crude oil prices during the three months ended December 31, 2020, compared to the three months ended December 31, 2019.

Derivative Loss. Our cost of sales during the three months ended December 31, 2020 included $1.5 million of net realized gains on derivatives and $7.9 million of net unrealized losses on derivatives. Our cost of sales during the three months ended December 31, 2019 included $2.2 million of net realized losses on derivatives and $6.1 million of net unrealized losses on derivatives.

Crude Oil Product Margin. The decrease was primarily due to lower market prices leading to decreased volumes produced and transported for sale and lower volumes on the Grand Mesa Pipeline due to the rejection of the Extraction transportation agreement.

Operating and General and Administrative Expenses. The increase in operating expenses was due to the write off of the deficiency volumes for Extraction of $5.7 million (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report). The increase was partially offset due to restricted travel during the pandemic and certain other cost cutting measures.

Depreciation and Amortization Expense. The decrease was due to certain asset retirements.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2020, we recorded a net loss of $145.8 million for the impairment of an intangible asset, related to a rejected transportation agreement with Extraction (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report), and a net loss of $237.8 million for the impairment of goodwill (see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the three months ended December 31, 2019, we recorded a net gain of $0.2 million related to the disposal of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2020	2019	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$79,015	$85,971	$(6,956)
Sale of recovered crude oil	6,778	16,470	(9,692)
Other service revenues	13,132	19,166	(6,034)
Total revenues	98,925	121,607	(22,682)
Expenses:
Cost of sales-excluding impact of derivatives	2,086	3,407	(1,321)
Derivative loss	1,194	10,597	(9,403)
Operating expenses	34,819	57,331	(22,512)
General and administrative expenses	1,645	4,957	(3,312)
Depreciation and amortization expense	53,327	48,074	5,253
Gain on disposal or impairment of assets, net	(9,967)	(12,176)	2,209
Revaluation of liabilities	—	10,000	(10,000)
Total expenses	83,104	122,190	(39,086)
Segment operating income (loss)	$15,821	$(583)	$16,404

Produced water processed (barrels per day)
Northern Delaware Basin (1)	1,032,335	845,817	186,518
Delaware Basin	183,790	279,074	(95,284)
Eagle Ford Basin	72,951	242,238	(169,287)
DJ Basin	96,383	162,456	(66,073)
Other Basins	26,503	55,800	(29,297)
Total	1,411,962	1,585,385	(173,423)
Solids processed (barrels per day)	1,433	6,132	(4,699)
Skim oil sold (barrels per day)	2,004	3,429	(1,425)
Service fees for produced water processed ($/barrel) (2)	$0.61	$0.62	$(0.01)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.05	$0.12	$(0.07)
Operating expenses for produced water processed ($/barrel) (2)	$0.27	$0.42	$(0.15)

(1)    During the three months ended December 31, 2019, barrels per day of produced water processed by the assets acquired in the Hillstone transaction are calculated by the number of days in which we owned the assets.

(2)    Total produced water barrels processed during the three months ended December 31, 2020 and 2019 were 129,900,413 and 137,572,510, respectively.

Water Disposal Service Fee Revenues. The decrease was due primarily to a decrease in the volume of produced water processed in all basins, other than the Northern Delaware basin, resulting from lower crude oil prices, drilling activity and production volumes. The increase in the volume of produced water processed in the Northern Delaware basin was primarily driven by our acquisition of Hillstone as well as new produced water volumes received upon the completion and commencement of the Partnership’s Poker Lake pipeline. The pipeline and tie-ins, which have the initial capacity of over 350,000 barrels per day and connects into our integrated Delaware Basin produced water pipeline infrastructure network, was successfully completed in October 2020.

Recovered Crude Oil Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per produced water barrel processed and lower crude oil prices. The lower percentage of skim oil volumes recovered was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), and the addition of contract structures that allow certain producers to keep the skim oil recovered from produced water.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues and brackish non-potable water revenues. The decrease was due primarily to reduced customer drilling activity and needs for these services resulting from the decline in crude oil prices. These decreases were partially offset by the sale of water to customers for use in their operations.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchasing and transportation costs related to our product sales.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the three months ended December 31, 2020 included $5.8 million of net unrealized losses on derivatives and $4.6 million of net realized gains on derivatives. Our cost of sales during the three months ended December 31, 2019 included $1.3 million of net realized gains on derivatives and $11.9 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to the deployment of automation and subsequent reduction in employee headcount, equipment rental (including generators) and repairs and maintenance expense and associated diesel fuel. Also contributing to the decrease were acquisition expenses of $4.0 million related to the Hillstone acquisition during the three months ended December 31, 2019.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions completed in the prior year and newly developed facilities and infrastructure.

Gain on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2020, we recorded a gain of $12.1 million related to the sale of certain permits, land and a saltwater disposal facility (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report). In addition, during the three months ended December 31, 2020, we recorded a net loss of $2.0 million primarily related to the abandonment of certain capital projects. During the three months ended December 31, 2019, we recorded a gain of $14.5 million for the sale of certain water permits and a net loss of $4.3 million on the disposals of certain assets.

Revaluation of Liabilities. During the three months ended December 31, 2019, the revaluation of liabilities represents the change in the valuation of our contingent consideration liability issued by us as part of the Mesquite acquisition. Under the agreement, we were required to make additional payments to the seller based on the volume of produced water processed by the assets acquired. During the three months ended December 31, 2019, the thresholds for the volume of produced water processed were surpassed, thus triggering our obligation to pay the seller.

Liquids and Refined Products

The following table summarizes the operating results of our Liquids and Refined Products segment for the periods indicated:

	Three Months Ended December 31,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$286,990	$630,063	$(343,073)
Cost of sales-excluding impact of derivatives (2)	283,442	618,911	(335,469)
Derivative loss	175	914	(739)
Product margin	3,373	10,238	(6,865)

Propane sales:
Revenues (1)	277,696	311,216	(33,520)
Cost of sales-excluding impact of derivatives	254,810	271,955	(17,145)
Derivative loss (gain)	4,542	(2,477)	7,019
Product margin	18,344	41,738	(23,394)

Butane sales:
Revenues (1)	193,378	227,620	(34,242)
Cost of sales-excluding impact of derivatives	167,449	191,233	(23,784)
Derivative loss	12,288	1,202	11,086
Product margin	13,641	35,185	(21,544)

Other product sales:
Revenues-excluding impact of derivatives (1)	114,985	239,174	(124,189)
Cost of sales-excluding impact of derivatives	105,357	216,607	(111,250)
Derivative gain	(3)	(3,455)	3,452
Product margin	9,631	26,022	(16,391)

Service revenues:
Revenues (1)	6,603	8,481	(1,878)
Cost of sales	312	599	(287)
Product margin	6,291	7,882	(1,591)

Expenses:
Operating expenses	9,809	22,628	(12,819)
General and administrative expenses	2,100	2,482	(382)
Depreciation and amortization expense	6,976	6,943	33
Gain on disposal or impairment of assets, net	(43)	(26)	(17)
Total expenses	18,842	32,027	(13,185)
Segment operating income	$32,438	$89,038	$(56,600)

	Three Months Ended December 31,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Liquids and Refined Products storage capacity - owned and leased (gallons) (3)	426,962	405,281	21,681

Refined products sold (gallons)	214,132	326,928	(112,796)
Refined products sold ($/gallon)	$1.340	$1.927	$(0.587)
Cost per refined products sold ($/gallon) (4)	$1.324	$1.893	$(0.569)
Refined products product margin ($/gallon) (4)	$0.016	$0.034	$(0.018)
Refined products inventory (gallons) (3)	1,190	5,208	(4,018)

Propane sold (gallons)	381,590	468,332	(86,742)
Propane sold ($/gallon)	$0.728	$0.665	$0.063
Cost per propane sold ($/gallon) (4)	$0.668	$0.581	$0.087
Propane product margin ($/gallon) (4)	$0.060	$0.084	$(0.024)
Propane inventory (gallons) (3)	128,568	123,265	5,303
Propane storage capacity leased to third parties (gallons) (3)	53,947	45,436	8,511

Butane sold (gallons)	212,697	276,046	(63,349)
Butane sold ($/gallon)	$0.909	$0.825	$0.084
Cost per butane sold ($/gallon) (4)	$0.787	$0.693	$0.094
Butane product margin ($/gallon) (4)	$0.122	$0.132	$(0.010)
Butane inventory (gallons) (3)	31,847	50,867	(19,020)
Butane storage capacity leased to third parties (gallons) (3)	56,700	33,894	22,806

Other products sold (gallons)	122,645	169,092	(46,447)
Other products sold ($/gallon)	$0.938	$1.414	$(0.476)
Cost per other products sold ($/gallon) (4)	$0.859	$1.281	$(0.422)
Other products product margin ($/gallon) (4)	$0.079	$0.133	$(0.054)
Other products inventory (gallons) (3)	21,326	23,166	(1,840)

(1)    Revenues include $1.9 million and $6.5 million of intersegment sales during the three months ended December 31, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Cost of sales included a $1.0 million reduction of intersegment cost of sales during the three months ended December 31, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.
(3)    Information is presented as of December 31, 2020 and December 31, 2019, respectively.
(4)    Cost and product margin per gallon excludes the impact of derivatives.

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

Refined Products Derivative Loss. Our refined products margin during the three months ended December 31, 2020 included a realized loss $0.2 million and the three months ended December 31, 2019 included a realized loss of $0.9 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due to weaker demand for product related to COVID-19 and the associated lockdowns.

Propane Derivative Loss (Gain). Our cost of wholesale propane sales included $1.8 million of net unrealized losses on derivatives and $2.7 million of net realized losses on derivatives during the three months ended December 31, 2020. During the three months ended December 31, 2019, our cost of wholesale propane sales included $5.8 million of net unrealized gains on derivatives and $3.3 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, decreased due to softer market conditions related to COVID-19.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due to a decrease in volume moved.

Butane Derivative Loss. Our cost of butane sales during the three months ended December 31, 2020 included $5.6 million of net unrealized losses on derivatives and $6.6 million of net realized losses on derivatives. Our cost of butane sales included $4.7 million of net unrealized losses on derivatives and $3.5 million of net realized gains on derivatives during the three months ended December 31, 2019.

Butane product margins, excluding the impact of derivatives, decreased compared to the prior year quarter due to higher supply costs and substantially weaker blending demand due to COVID-19 market conditions.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices and lower demand due to lockdowns related to COVID-19.

Other Products Derivative Gain. Our cost of sales of other products included less than $0.1 million of net unrealized gains on derivatives and less than $0.1 million of net realized losses on derivatives during the three months ended December 31, 2020. Our cost of sales of other products during the three months ended December 31, 2019 included $3.3 million of net realized gains on derivatives and $0.2 million of net unrealized gains on derivatives.

Other product sales product margins during the three months ended December 31, 2020 were impacted by lower demand. In addition, the margin for the three months ended December 31, 2019 included the biodiesel tax credit of $13.8 million due to the tax credit being reinstated in December 2019. The impact of the biodiesel tax credit for the three months ended December 31, 2020 was approximately $1.0 million.

Service Revenues. This revenue includes storage, terminaling and transportation services income. Revenue for the current quarter decreased due to weaker demand as producers shut-in or curtailed production.

Operating and General and Administrative Expenses. Expenses for the current quarter were lower primarily due to lower incentive compensation and various other cost reductions and efficiency gains.

Depreciation and Amortization Expense. These expenses remained consistent with the prior year.

Gain on Disposal or Impairment of Assets, Net. During both the three months ended December 31, 2020 and 2019, we recorded a net gain of less than $0.1 million related to the sale/retirement of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2020	2019	Change
	(in thousands)
Other revenues
Revenues	$314	$280	$34
Cost of sales	455	437	18
Loss	(141)	(157)	16

Expenses:
Operating expenses	—	14	(14)
General and administrative expenses	10,314	20,068	(9,754)
Depreciation and amortization expense	1,384	759	625
Loss (gain) on disposal or impairment of assets, net	535	(242)	777
Total expenses	12,233	20,599	(8,366)
Operating loss	$(12,374)	$(20,756)	$8,382

General and Administrative Expenses. The decrease during the three months ended December 31, 2020 was due primarily to a decrease in acquisition expense. During the three months ended December 31, 2020 acquisition expense was approximately $0.6 million, compared to $7.5 million for the three months ended December 31, 2019. The decrease was primarily driven by costs incurred during the three months ended December 31, 2019 in connection with our acquisition of Hillstone. In addition, compensation expense and share-based compensation decreased by approximately $3.3 million and $1.1 million, respectively, during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. These decreases were partially offset by an increase in legal expenses of approximately $2.9 million, which primarily relates to defending the rejection of our contract in Extraction’s bankruptcy proceedings (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Equity in Earnings of Unconsolidated Entities

The decrease in equity in earnings of $0.2 million during the three months ended December 31, 2020 was due primarily to lower earnings from certain membership interests acquired in November 2019 related to specific land and water services operations, partially offset by a lower loss from our interest in an aircraft company during the three months ended December 31, 2020.

Interest Expense

Interest expense includes interest charged on the revolving credit facilities, term loan credit facility, bridge term loan facility and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $0.3 million during the three months ended December 31, 2020 was primarily due to the replacement of the bridge term loan with the new Term Credit Agreement (as defined herein) which resulted in our paying a higher interest rate. This increase was partially offset by the repurchase of a portion of our senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the three months ended December 31, 2020, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income (Expense), Net

Other income (expense), net for the current quarter was consistent with the prior quarter.

Income Tax Benefit (Expense)

Income tax benefit was $1.2 million during the three months ended December 31, 2020, compared to income tax expense of $0.7 million during the three months ended December 31, 2019. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease in the noncontrolling interest loss of $0.1 million during the three months ended December 31, 2020 was due primarily to higher income from operations of Mesquite that we acquired in July 2019, partially offset by a higher loss from operations of the Sawtooth joint venture.

Segment Operating Results for the Nine Months Ended December 31, 2020 and 2019

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2020	2019	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,104,692	$1,925,039	$(820,347)
Crude oil transportation and other	127,808	138,592	(10,784)
Total revenues (1)	1,232,500	2,063,631	(831,131)
Expenses:
Cost of sales-excluding impact of derivatives	1,025,478	1,864,467	(838,989)
Derivative loss (gain)	32,114	(1,755)	33,869
Operating expenses	44,566	43,054	1,512
General and administrative expenses	6,044	5,047	997
Depreciation and amortization expense	50,540	53,228	(2,688)
Loss (gain) on disposal or impairment of assets, net	384,391	(1,428)	385,819
Total expenses	1,543,133	1,962,613	(419,480)
Segment operating (loss) income	$(310,633)	$101,018	$(411,651)

Crude oil sold (barrels)	30,203	32,929	(2,726)
Crude oil transported on owned pipelines (barrels)	26,836	34,913	(8,077)
Crude oil storage capacity - owned and leased (barrels) (2)	5,239	5,362	(123)
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,564	(502)
Crude oil inventory (barrels) (2)	1,019	866	153
Crude oil sold ($/barrel)	$36.576	$58.460	$(21.884)
Cost per crude oil sold ($/barrel) (3)	$33.953	$56.621	$(22.668)
Crude oil product margin ($/barrel) (3)	$2.623	$1.839	$0.784

(1)    Revenues include $4.3 million and $15.3 million of intersegment sales during the nine months ended December 31, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2020 and December 31, 2019, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices and sales volumes during the nine months ended December 31, 2020, compared to the nine months ended December 31, 2019. The volumes decreased due to changes in the method of delivery of production to the market in the Permian region and overall lower volumes. A significant amount of production switched to long haul pipeline owned or controlled by others.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, which decreased revenues by $13.7 million during the nine months ended December 31, 2020, compared to the nine months ended December 31, 2019, primarily due to the court approved rejection of the Extraction transportation agreement (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the nine months ended December 31, 2020, financial volumes on the Grand Mesa Pipeline averaged approximately 103,000 barrels per day, compared to 131,000 barrels per day for the nine months ended December 31, 2019 (volume amounts are from both internal and external parties).

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a decrease in crude oil prices during the nine months ended December 31, 2020, compared to the nine months ended December 31, 2019.

Derivative Loss (Gain). Our cost of sales during the nine months ended December 31, 2020 included $12.9 million of net realized losses on derivatives and $19.2 million of net unrealized losses on derivatives. Our cost of sales during the nine months ended December 31, 2019 included $1.8 million of net realized gains on derivatives and $0.1 million of net unrealized losses on derivatives.

Crude Oil Product Margin. The increase was primarily due to inventory purchased during the three months ended June 30, 2020 at lower prices and held for sale in the three months ended September 30, 2020 and the three months ended December 31, 2020.

Operating and General and Administrative Expenses. Expenses increased compared to the prior year due to the write off of a $5.7 million receivable from Extraction (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). This was partially offset by a decrease of utilities, due to lower volumes being shipping on the Grand Mesa Pipeline and other cost cutting measures.

Depreciation and Amortization Expense. The decrease was due to the retirement of certain assets and other assets being fully depreciated or amortized during the nine months ended December 31, 2019.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2020, we recorded a net loss of $145.8 million for the impairment of an intangible asset, related to a rejected transportation agreement with Extraction (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report), and a net loss of $237.8 million for the impairment of goodwill (see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report). During the nine months ended December 31, 2019 we recorded a net gain of $1.4 million related to the disposal of certain assets.

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2020	2019	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$231,069	$206,233	$24,836
Sale of recovered crude oil	16,532	45,566	(29,034)
Other service revenues	28,067	42,840	(14,773)
Total revenues	275,668	294,639	(18,971)
Expenses:
Cost of sales-excluding impact of derivatives	2,458	4,694	(2,236)
Derivative loss	6,101	7	6,094
Operating expenses	105,505	133,647	(28,142)
General and administrative expenses	4,842	6,866	(2,024)
Depreciation and amortization expense	173,680	114,066	59,614
Gain on disposal or impairment of assets, net	(3,415)	(9,021)	5,606
Revaluation of liabilities	—	10,000	(10,000)
Total expenses	289,171	260,259	28,912
Segment operating (loss) income	$(13,503)	$34,380	$(47,883)

Produced water processed (barrels per day)
Northern Delaware Basin (1)	939,085	788,630	150,455
Delaware Basin	188,691	271,469	(82,778)
Eagle Ford Basin	83,151	263,064	(179,913)
DJ Basin	114,256	167,178	(52,922)
Other Basins	28,262	62,724	(34,462)
Total	1,353,445	1,553,065	(199,620)
Solids processed (barrels per day)	1,396	5,779	(4,383)
Skim oil sold (barrels per day)	1,771	3,124	(1,353)
Service fees for produced water processed ($/barrel) (2)	$0.62	$0.62	$—
Recovered crude oil for produced water processed ($/barrel) (2)	$0.04	$0.14	$(0.10)
Operating expenses for produced water processed ($/barrel) (2)	$0.28	$0.40	$(0.12)

(1)    During the nine months ended December 31, 2019, barrels per day of produced water processed by the assets acquired in the Mesquite and Hillstone transactions are calculated by the number of days in which we owned the assets.
(2)    Total produced water barrels processed during the nine months ended December 31, 2020 and 2019 were 372,197,325 and 330,589,724, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in the volume of produced water processed in the Northern Delaware basin primarily driven by our acquisitions of Mesquite and Hillstone as well as new produced water volumes received upon the completion and commencement of the Partnership’s Poker Lake pipeline. The pipeline and tie-ins, which have the initial capacity of over 350,000 barrels per day and connects into our integrated Delaware Basin produced water pipeline infrastructure network, was successfully completed in October 2020. These increases were partially offset by a decrease in the volume of produced water processed in all other basins resulting from lower crude oil prices, drilling activity and production volumes.

Recovered Crude Oil Revenues. The decrease was due primarily to a decrease in the percentage of skim oil volumes recovered per produced water barrel processed and lower crude oil prices. The lower percentage of skim oil volumes recovered was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), and the addition of contract structures that allow certain producers to keep the skim oil recovered from produced water.

Other Service Revenues. The decrease was due primarily to reduced customer drilling activity and needs for these services resulting from the decline in crude oil prices. These decreases were partially offset by the sale of water to customers for use in their operations.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchasing and transportation costs related to our product sales.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the nine months ended December 31, 2020 included $23.5 million of net unrealized losses on derivatives and $17.4 million of net realized gains on derivatives. Our cost of sales during the nine months ended December 31, 2019 included $5.9 million of net realized gains on derivatives and $5.9 million of net unrealized losses on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April 2020 through December 2020 and recorded a gain of $1.9 million on those derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to the deployment of automation and subsequent reduction in employee headcount, equipment rental (including generators) and repairs and maintenance expense and associated diesel fuel. Also contributing to the decrease were acquisition expenses of $4.0 million related to the Hillstone acquisition during the nine months ended December 31, 2019.

Depreciation and Amortization Expense. The increase was due primarily to acquisitions completed in the prior year and newly developed facilities and infrastructure.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2020, we recorded a gain of $12.1 million related to the sale of certain permits, land and a saltwater disposal facility (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report). In addition, during the nine months ended December 31, 2020, we recorded a net loss of $8.7 million primarily related to the write-down of equipment destroyed by lightning strikes and the abandonment of certain capital projects. During the nine months ended December 31, 2019, we recorded a gain of $14.5 million for the sale of certain water permits and a gain of $1.0 million for cash received related to a previous loan receivable. In addition, during the nine months ended December 31, 2019, we recorded a net loss of $8.1 million on the disposals of certain assets.

Revaluation of Liabilities. During the nine months ended December 31, 2019, the revaluation of liabilities represents the change in the valuation of our contingent consideration liability issued by us as part of the Mesquite acquisition. Under the agreement, we were required to make additional payments to the seller based on the volume of produced water processed by the assets acquired. During the nine months ended December 31, 2019, the thresholds for the volume of produced water processed were surpassed, thus triggering our obligation to pay the seller.

Liquids and Refined Products

The following table summarizes the operating results of our Liquids and Refined Products segment for the periods indicated:

	Nine Months Ended December 31,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)(2)	$786,472	$1,936,373	$(1,149,901)
Cost of sales-excluding impact of derivatives (3)	775,400	1,910,635	(1,135,235)
Derivative loss	580	409	171
Product margin	10,492	25,329	(14,837)

Propane sales:
Revenues (1)	537,183	567,824	(30,641)
Cost of sales-excluding impact of derivatives	493,588	515,510	(21,922)
Derivative (gain) loss	(1,457)	5,009	(6,466)
Product margin	45,052	47,305	(2,253)

Butane sales:
Revenues (1)	339,025	397,915	(58,890)
Cost of sales-excluding impact of derivatives	302,116	341,607	(39,491)
Derivative loss (gain)	18,765	(6,287)	25,052
Product margin	18,144	62,595	(44,451)

Other product sales:
Revenues-excluding impact of derivatives (1)	284,929	639,379	(354,450)
Cost of sales-excluding impact of derivatives	269,312	597,958	(328,646)
Derivative (gain) loss	(941)	1,844	(2,785)
Product margin	16,558	39,577	(23,019)

Service revenues:
Revenues (1)	25,202	31,538	(6,336)
Cost of sales	3,268	8,512	(5,244)
Product margin	21,934	23,026	(1,092)

Expenses:
Operating expenses	32,397	53,591	(21,194)
General and administrative expenses	6,283	10,033	(3,750)
Depreciation and amortization expense	22,158	21,034	1,124
Loss (gain) on disposal or impairment of assets, net	4	(33)	37
Total expenses	60,842	84,625	(23,783)
Segment operating income	$51,338	$113,207	$(61,869)

	Nine Months Ended December 31,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Liquids and Refined Products storage capacity - owned and leased (gallons) (4)	426,962	405,281	21,681

Refined products sold (gallons)	646,349	980,406	(334,057)
Refined products sold ($/gallon)	$1.217	$1.975	$(0.758)
Cost per refined products sold ($/gallon) (5)	$1.200	$1.949	$(0.749)
Refined products product margin ($/gallon) (5)	$0.017	$0.026	$(0.009)
Refined products inventory (gallons) (4)	1,190	5,208	(4,018)

Propane sold (gallons)	886,572	975,782	(89,210)
Propane sold ($/gallon)	$0.606	$0.582	$0.024
Cost per propane sold ($/gallon) (5)	$0.557	$0.528	$0.029
Propane product margin ($/gallon) (5)	$0.049	$0.054	$(0.005)
Propane inventory (gallons) (4)	128,568	123,265	5,303
Propane storage capacity leased to third parties (gallons) (4)	53,947	45,436	8,511

Butane sold (gallons)	475,655	588,694	(113,039)
Butane sold ($/gallon)	$0.713	$0.676	$0.037
Cost per butane sold ($/gallon) (5)	$0.635	$0.580	$0.055
Butane product margin ($/gallon) (5)	$0.078	$0.096	$(0.018)
Butane inventory (gallons) (4)	31,847	50,867	(19,020)
Butane storage capacity leased to third parties (gallons) (4)	56,700	33,894	22,806

Other products sold (gallons)	351,591	475,586	(123,995)
Other products sold ($/gallon)	$0.810	$1.344	$(0.534)
Cost per other products sold ($/gallon) (5)	$0.766	$1.257	$(0.491)
Other products product margin ($/gallon) (5)	$0.044	$0.087	$(0.043)
Other products inventory (gallons) (4)	21,326	23,166	(1,840)

(1)    Revenues include $3.4 million and $12.9 million of intersegment sales during the nine months ended December 31, 2020 and 2019, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Revenues included $10.3 million of intersegment sales during the nine months ended December 31, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.
(3)    Cost of sales included $9.2 million of intersegment cost of sales during the nine months ended December 31, 2019 between certain businesses within the Liquids and Refined Products segment and TPSL, Mid-Con and Gas Blending that are eliminated in our unaudited condensed consolidated statement of operations.
(4)    Information is presented as of December 31, 2020 and December 31, 2019, respectively.
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

Refined Products Derivative Loss. Our refined products margin during the nine months ended December 31, 2020 included a realized loss of $0.6 million and the nine months ended December 31, 2019 included a realized loss of $0.4 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due to a decrease in commodity prices in conjunction with lower volumes due to COVID-19 throughout the nine months ended December 31, 2020.

Propane Derivative (Gain) Loss. Our wholesale propane cost of sales included $1.8 million of net unrealized losses on derivatives and $3.2 million of net realized gains on derivatives during the nine months ended December 31, 2020. During the nine months ended December 31, 2019, our cost of wholesale propane sales included $2.2 million of net unrealized losses on derivatives and $2.8 million of net realized losses on derivatives.

Propane product margins per gallon of propane sold were lower during the nine months ended December 31, 2020 than during the nine months ended December 31, 2019.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due primarily to lower commodity prices for storage barrels. Volumes decreased due to lower gasoline blending demand and decreased export sales.

Butane Derivative Loss (Gain). Our cost of butane sales during the nine months ended December 31, 2020 included $3.7 million of net unrealized losses on derivatives and $15.1 million of net realized losses on derivatives. Our cost of butane sales included $0.3 million of net unrealized gains on derivatives and $5.9 million of net realized gains on derivatives during the nine months ended December 31, 2019.

Butane product margins per gallon of butane sold were lower during the nine months ended December 31, 2020 than during the nine months ended December 31, 2019 due primarily to weaker domestic market demands due to COVID-19.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices and lower demand due to the lockdowns related to the COVID-19 pandemic.

Other Products Derivatives (Gain) Loss. Our cost of sales of other products included $0.5 million of net unrealized gains on derivatives and $0.4 million of net realized gains on derivatives during the nine months ended December 31, 2020. Our cost of sales of other products during the nine months ended December 31, 2019 included $0.1 million of net unrealized losses on derivatives and $1.7 million of net realized losses on derivatives.

Other product sales product margins during the nine months ended December 31, 2020 decreased due to softer product demand during the pandemic and associated economic slowdown. In addition, the margin for the nine months ended December 31, 2019 included the biodiesel tax credit of $13.8 million due to the tax credit being reinstated in December 2019. The impact of the biodiesel tax credit for the nine months ended December 31, 2020 was approximately $0.4 million.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease during the nine months ended December 31, 2020 was primarily related to weaker demand as producers shut-in or curtailed production.

Operating and General and Administrative Expenses. Expenses decreased during the nine months ended December 31, 2020 due to lower volumes and services rendered as well as reduced costs with lower incentive compensation and restricted travel due to COVID-19.

Depreciation and Amortization Expense. Expense increased due to our acceleration of depreciation expense prior to the sale of a terminal facility.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2020, we recorded a net loss of less than $0.1 million and during the nine months ended December 31, 2019, we recorded a net gain of less than $0.1 million related to the retirement of assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2020	2019	Change
	(in thousands)
Other revenues
Revenues	$942	$799	$143
Cost of sales	1,363	1,337	26
Loss	(421)	(538)	117

Expenses:
Operating expenses	—	318	(318)
General and administrative expenses	33,508	71,454	(37,946)
Depreciation and amortization expense	3,277	2,265	1,012
Loss on disposal or impairment of assets, net	10,772	—	10,772
Total expenses	47,557	74,037	(26,480)
Operating loss	$(47,978)	$(74,575)	$26,597

General and Administrative Expenses. The decrease during the nine months ended December 31, 2020 was due primarily to a decrease in share-based compensation expense. During the nine months ended December 31, 2020, share-based compensation expense was approximately $5.7 million, as compared to $27.2 million for the nine months ended December 31, 2019 as a result of bonuses being paid in common units. In addition, incentive compensation and acquisition expense decreased by approximately $4.9 million and $13.7 million, respectively, during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The decrease in acquisition expense was primarily driven by costs incurred during the nine months ended December 31, 2019 related to our acquisitions of both Mesquite and Hillstone. These decreases were partially offset by an increase in legal expenses of approximately $4.5 million, which primarily relates to defending the rejection of our contract in Extraction’s bankruptcy proceedings (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2020, we recorded a net loss of $10.8 million, which was primarily due to the write-off of a loan receivable related to the construction of a facility (see Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion) and a loss from the write-off of installment payments made in connection with an option agreement to invest in a third-party. This option agreement was terminated during the three months ended June 30, 2020.

Equity in Earnings of Unconsolidated Entities

The increase in equity in earnings of $0.9 million during the nine months ended December 31, 2020 was due primarily to higher earnings from certain membership interests acquired in November 2019 related to specific land and water services operations, partially offset by a higher loss from our interest in an aircraft company during the nine months ended December 31, 2020.

Interest Expense

The increase of $6.3 million during the nine months ended December 31, 2020 was primarily due to our entering into the bridge term loan facility in connection with the Mesquite acquisition, which was replaced by the Term Credit Agreement at a higher interest rate (as defined herein) and increased amortization of debt issuance cost as a result of the new Term Credit Agreement. These increases were offset by the repurchase of a portion of our senior unsecured notes due to mature in 2023, 2025 and 2026. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the nine months ended December 31, 2020, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The increase in other income, net of $2.1 million during the nine months ended December 31, 2020 was due primarily to proceeds received from a litigation settlement during the nine months ended December 31, 2020.

Income Tax Benefit (Expense)

Income tax benefit was $2.2 million during the nine months ended December 31, 2020, compared to income tax expense of $1.0 million during the nine months ended December 31, 2019. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

The decrease in the noncontrolling interest loss of $0.7 million during the nine months ended December 31, 2020 was due primarily to a lower loss from operations of the Sawtooth joint venture and higher income from operations of Mesquite that we acquired in July 2019.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Net (loss) income	$(380,530)	$42,991	$(409,947)	$(150,336)
Less: Net loss (income) attributable to noncontrolling interests	34	166	(185)	563
Net (loss) income attributable to NGL Energy Partners LP	(380,496)	43,157	(410,132)	(149,773)
Interest expense	47,253	46,946	138,159	131,969
Income tax (benefit) expense	(1,163)	676	(2,291)	1,015
Depreciation and amortization	77,531	72,939	247,555	191,049
EBITDA	(256,875)	163,718	(26,709)	174,260
Net unrealized losses on derivatives	16,529	16,787	47,657	7,851
Inventory valuation adjustment (1)	(786)	(370)	1,393	(25,555)
Lower of cost or net realizable value adjustments	321	(646)	(33,213)	(2,465)
Loss (gain) on disposal or impairment of assets, net	373,777	(4,837)	392,924	171,757
Gain on early extinguishment of liabilities, net	(11,190)	—	(44,292)	—
Equity-based compensation expense (2)	1,120	2,213	5,678	27,209
Acquisition expense (3)	589	11,419	915	18,595
Revaluation of liabilities (4)	—	10,000	—	10,000
Other (5)	1,448	4,026	9,049	10,681
Adjusted EBITDA	$124,933	$202,310	$353,402	$392,333
Adjusted EBITDA - Discontinued Operations (6)	$(107)	$1,799	$(591)	$(35,362)
Adjusted EBITDA - Continuing Operations	$125,040	$200,511	$353,993	$427,695

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
(3)    Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions, including Hillstone during the three months ended December 31, 2019, and Mesquite and Hillstone during the nine months ended December 31, 2019.
(4)    Amounts for the three months and nine months ended December 31, 2019 represent the non-cash valuation adjustment of our contingent consideration liability issued by us as part of our acquisition of Mesquite.
(5)    Amounts for the three months and nine months ended December 31, 2020 and 2019 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.
(6)    Amounts include the operations of TPSL, Gas Blending and Mid-Con.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$77,531	$72,939	$247,555	$191,049
Intangible asset amortization recorded to cost of sales	(77)	(86)	(230)	(262)
Depreciation and amortization of unconsolidated entities	(199)	(111)	(542)	(193)
Depreciation and amortization attributable to noncontrolling interests	945	985	2,872	2,459
Depreciation and amortization attributable to discontinued operations	—	(1)	—	(2,460)
Depreciation and amortization per unaudited condensed consolidated statements of operations	$78,200	$73,726	$249,655	$190,593

	Nine Months Ended December 31,
	2020	2019
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$247,555	$191,049
Amortization of debt issuance costs recorded to interest expense	9,984	7,386
Amortization of royalty expense recorded to operating expense	185	372
Depreciation and amortization of unconsolidated entities	(542)	(193)
Depreciation and amortization attributable to noncontrolling interests	2,872	2,459
Depreciation and amortization attributable to discontinued operations	—	(2,460)
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$260,054	$198,613

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Interest expense per EBITDA table	$47,253	$46,946	$138,159	$131,969
Interest expense attributable to noncontrolling interests	16	—	42	—
Interest expense attributable to unconsolidated entities	(17)	(26)	(53)	(44)
Interest expense attributable to discontinued operations	—	—	—	(111)
Interest expense per unaudited condensed consolidated statements of operations	$47,252	$46,920	$138,148	$131,814

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Income tax (benefit) expense	$—	$—	$(53)	$20
Inventory valuation adjustment	$16	$1,729	$(6)	$(25,291)
Lower of cost or net realizable value adjustments	$(15)	$(628)	$6	$(976)
Loss on disposal or impairment of assets, net	$—	$7,791	$1,181	$182,240

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended December 31, 2020
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(382,192)	$15,821	$32,438	$(12,374)	$(346,307)	$—	$(346,307)
Depreciation and amortization	16,513	53,327	6,976	1,384	78,200	—	78,200
Amortization recorded to cost of sales	—	—	77	—	77	—	77
Net unrealized losses on derivatives	7,878	5,800	2,851	—	16,529	—	16,529
Inventory valuation adjustment	—	—	(802)	—	(802)	—	(802)
Lower of cost or net realizable value adjustments	(166)	—	502	—	336	—	336
Loss (gain) on disposal or impairment of assets, net	383,251	(9,967)	(43)	535	373,776	—	373,776
Equity-based compensation expense	—	—	—	1,120	1,120	—	1,120
Acquisition expense	—	4	—	585	589	—	589
Other income, net	2	1	341	96	440	—	440
Adjusted EBITDA attributable to unconsolidated entities	—	573	3	(16)	560	—	560
Adjusted EBITDA attributable to noncontrolling interest	—	(389)	(544)	—	(933)	—	(933)
Other	1,046	384	25	—	1,455	—	1,455
Discontinued operations	—	—	—	—	—	(107)	(107)
Adjusted EBITDA	$26,332	$65,554	$41,824	$(8,670)	$125,040	$(107)	$124,933

	Three Months Ended December 31, 2019
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$28,696	$(583)	$89,038	$(20,756)	$96,395	$—	$96,395
Depreciation and amortization	17,950	48,074	6,943	759	73,726	—	73,726
Amortization recorded to cost of sales	—	—	86	—	86	—	86
Net unrealized losses (gains) on derivatives	6,060	11,924	(1,197)	—	16,787	—	16,787
Inventory valuation adjustment	—	—	(2,099)	—	(2,099)	—	(2,099)
Lower of cost or net realizable value adjustments	—	—	(18)	—	(18)	—	(18)
Gain on disposal or impairment of assets, net	(182)	(12,176)	(26)	(242)	(12,626)	—	(12,626)
Equity-based compensation expense	—	—	—	2,213	2,213	—	2,213
Acquisition expense	—	3,967	—	7,452	11,419	—	11,419
Other income (expense), net	64	(450)	41	119	(226)	—	(226)
Adjusted EBITDA attributable to unconsolidated entities	—	685	17	(34)	668	—	668
Adjusted EBITDA attributable to noncontrolling interest	—	(203)	(616)	—	(819)	—	(819)
Revaluation of liabilities	—	10,000	—	—	10,000	—	10,000
Intersegment transactions (1)	—	—	979	—	979	—	979
Other	2,987	976	63	—	4,026	—	4,026
Discontinued operations	—	—	—	—	—	1,799	1,799
Adjusted EBITDA	$55,575	$62,214	$93,211	$(10,489)	$200,511	$1,799	$202,310

	Nine Months Ended December 31, 2020
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(310,633)	$(13,503)	$51,338	$(47,978)	(320,776)	$—	$(320,776)
Depreciation and amortization	50,540	173,680	22,158	3,277	249,655	—	249,655
Amortization recorded to cost of sales	—	—	230	—	230	—	230
Net unrealized losses on derivatives	19,199	23,525	4,933	—	47,657	—	47,657
Inventory valuation adjustment	—	—	1,399	—	1,399	—	1,399
Lower of cost or net realizable value adjustments	(29,245)	—	(3,974)	—	(33,219)	—	(33,219)
Loss (gain) on disposal or impairment of assets, net	384,391	(3,415)	4	10,772	391,752	—	391,752
Equity-based compensation expense	—	—	—	5,678	5,678	—	5,678
Acquisition expense	—	17	—	898	915	—	915
Other income, net	1,515	259	1,004	282	3,060	—	3,060
Adjusted EBITDA attributable to unconsolidated entities	—	1,883	(11)	(143)	1,729	—	1,729
Adjusted EBITDA attributable to noncontrolling interest	—	(1,317)	(1,816)	—	(3,133)	—	(3,133)
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	6,600	2,398	75	—	9,073	—	9,073
Discontinued operations	—	—	—	—	—	(591)	(591)
Adjusted EBITDA	$122,367	$183,527	$75,313	$(27,214)	$353,993	$(591)	$353,402

	Nine Months Ended December 31, 2019
	Crude Oil Logistics	Water Solutions	Liquids and Refined Products	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$101,018	$34,380	$113,207	$(74,575)	$174,030	$—	$174,030
Depreciation and amortization	53,228	114,066	21,034	2,265	190,593	—	190,593
Amortization recorded to cost of sales	—	—	262	—	262	—	262
Net unrealized losses on derivatives	76	5,887	1,888	—	7,851	—	7,851
Inventory valuation adjustment	—	—	(264)	—	(264)	—	(264)
Lower of cost or net realizable value adjustments	—	—	(1,489)	—	(1,489)	—	(1,489)
Gain on disposal or impairment of assets, net	(1,428)	(9,021)	(33)	—	(10,482)	—	(10,482)
Equity-based compensation expense	—	—	—	27,209	27,209	—	27,209
Acquisition expense	—	3,987	—	14,608	18,595	—	18,595
Other income (expense), net	103	(452)	41	1,275	967	—	967
Adjusted EBITDA attributable to unconsolidated entities	—	685	(5)	(170)	510	—	510
Adjusted EBITDA attributable to noncontrolling interest	—	(597)	(1,296)	—	(1,893)	—	(1,893)
Revaluation of liabilities	—	10,000	—	—	10,000	—	10,000
Intersegment transactions (1)	—	—	1,125	—	1,125	—	1,125
Other	9,284	1,247	150	—	10,681	—	10,681
Discontinued operations	—	—	—	—	—	(35,362)	(35,362)
Adjusted EBITDA	$162,281	$160,182	$134,620	$(29,388)	$427,695	$(35,362)	$392,333

(1)    Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our revolving credit facilities, debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities and distributions paid to both preferred and common unitholders.

On February 4, 2021, we closed on our $2.05 billion 2026 Senior Secured Notes offering and entered into a $500.0 million ABL Facility. We used the net proceeds from the issuance of the 2026 Senior Secured Notes (along with borrowings under our new ABL Facility) to (i) repay all outstanding borrowing under and terminate our existing revolving credit facility, (ii) repay all outstanding borrowings under and terminate our term credit agreement and (iii) pay fees and expenses in connection therewith as well as fees and expenses in connection with the issuance of the 2026 Senior Secured Notes and entering into the ABL Facility. These transactions extended the maturity of our debt and provided us with improved liquidity. In addition, we agreed to certain restricted payment provisions, one of which requires us to temporarily suspend the quarterly common unit distribution beginning with the quarter ended December 31, 2020, as well as distributions on all of our preferred units, beginning with the quarter ended March 31, 2021, until our Total Leverage Ratio (as defined in the indenture for the 2026 Senior Secured Notes) falls below 4.75 to 1.00. The cash savings from the suspension of the distributions should accelerate the deleveraging of our balance sheet and increase our liquidity, which should create more financial flexibility going forward. See Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these transactions and a description of the new senior secured notes and ABL Facility.

We believe that our anticipated cash flows from operations and the borrowing capacity under our ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids and Refined Products segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids and Refined Products segment are the greatest.

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

Short-Term Liquidity

Our principal sources of short-term liquidity previously consisted of cash generated from operating activities and borrowings under our $1.915 billion credit agreement (“Credit Agreement”), which consisted of a revolving credit facility to fund working capital needs (“Working Capital Facility”), and another to fund acquisitions and expansion projects (“Expansion Capital Facility”, and together with the Working Capital Facility, the “Revolving Credit Facility”). The commitments under the Credit Agreement were set to expire on October 5, 2021. As discussed above, all outstanding amounts were repaid and the Credit Agreement was terminated on February 4, 2021.

On February 4, 2021, we closed on a new $500.0 million ABL Facility, which will provide liquidity to operate our business and manage our working capital requirements. The ABL Facility has a maturity date of February 4, 2026. We currently anticipate to have minimal needs for acquisitions or expansion projects and expect to fund these items through cash flows from operations, acquisition specific financing transactions or borrowings under the ABL Facility.

As of December 31, 2020, our current assets exceeded our current liabilities by approximately $196.3 million. We expect to generate positive cash flows from operations and utilize cash flows to repay existing indebtedness, fund capital expenditures and operate our business as we de-lever our balance sheet and extend certain debt maturities.

For additional information related to our new ABL Facility, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or the sale of assets.

Senior Secured Notes

On February 4, 2021, we issued $2.05 billion of 7.5% 2026 Senior Secured Notes (“2026 Senior Secured Notes”) in a private placement. The 2026 Senior Secured Notes bear interest, which is payable on February 1 and August 1 of each year, beginning on August 1, 2021.

For additional information related to our 2026 Senior Secured Notes, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 6.125% senior unsecured notes due 2025 (“2025 Notes”) and 2026 Notes (collectively, the “Senior Unsecured Notes”).

Debt Repurchases

During the nine months ended December 31, 2020, we repurchased $52.1 million of our 2023 Notes, $7.3 million of our 2025 Notes and $63.7 million of our 2026 Notes at a cumulative cash cost of $75.1 million (excluding payments of accrued interest).

Term Credit Agreement

On June 3, 2020, we entered into a new $250.0 million term credit agreement (“Term Credit Agreement”) with certain funds and accounts managed by affiliates of Apollo Global Management, Inc. to refinance the previous bridge term credit agreement. The commitments under the Term Credit Agreement were set to expire on June 3, 2023 and were callable by us after two years at par. As discussed above, all outstanding amounts were repaid and the Term Credit Agreement was terminated on February 4, 2021.

Other Long-Term Debt

On October 29, 2020, we entered into an equipment loan for $45.0 million with Stonebriar Commercial Finance LLC which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. Under this agreement, we are required to make monthly payments of $0.5 million (principal and interest) and a balloon payment of $24.2 million when this loan matures on November 1, 2027.

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

	Capital Expenditures			Other
	Expansion (1)	Maintenance	Acquisitions	Investments (2)
	(in thousands)
Three Months Ended December 31,
2020	$5,248	$6,269	$—	$31
2019	$143,655	$16,964	$615,805	$20,257

Nine Months Ended December 31,
2020	$43,606	$22,267	$—	$638
2019	$405,610	$50,354	$1,262,853	$21,272

(1)    Amounts for the three months and nine months ended December 31, 2019 include $36.1 million and $49.1 million, respectively, of transactions classified as acquisitions of assets. There were no acquisitions of assets during the three months and nine months ended December 31, 2020.
(2)    Amounts for the three months and nine months ended December 31, 2020 and 2019 relate to contributions made to unconsolidated entities and the purchase of membership interests in a water services and land company in November 2019.

Capital expenditures for the three months ending March 31, 2021 are expected to be between $10 million and $20 million, with about two-thirds allocated to maintenance capital expenditures and one-third allocated to growth capital expenditures.

Capital expenditures for the year ending March 31, 2022 are expected to be between $100 million and $125 million, with about one-half allocated to maintenance capital expenditures and one-half allocated to growth capital expenditures.

Distributions Declared

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders as of the record date. See further discussion of our cash distribution policy in Part II, Item 5–“Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” included in our Annual Report. The board of directors of our general partner decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet the 4.75x total leverage ratio set forth within the indenture of the new senior secured notes. This resulted in the suspension of the quarterly common unit distributions, beginning with the quarter ended December 31, 2020, and all preferred unit distributions, beginning with the quarter ending March 31, 2021. The board of directors of our general partner expects to evaluate the reinstatement of the common unit and all preferred unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses.

On December 17, 2020, the board of directors of our general partner declared a distribution on the 9.00% Class B Fixed-to Floating Rate Cumulative Redeemable Perpetual Preferred Units and the 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) for the three months ended December 31, 2020 of $7.1 million and $1.1 million, respectively. The distributions were paid on January 15, 2021.

On January 20, 2021, the board of directors of our general partner declared a distribution on the Class D Preferred Units of $15.6 million, for the holders of record on February 5, 2021. The distribution is to be paid on February 12, 2021.

For a further discussion of our distributions, see Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Nine Months Ended December 31,
Cash Flows Provided by (Used in):	2020	2019
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$270,226	$269,393
Changes in operating assets and liabilities	(82,912)	4,195
Operating activities-continuing operations	$187,314	$273,588
Investing activities-continuing operations	$(150,966)	$(1,688,125)
Financing activities-continuing operations	$(48,115)	$1,066,175

Operating Activities-Continuing Operations. The seasonality of our Liquids and Refined Products business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids and Refined Products business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash provided by operating activities during the nine months ended December 31, 2020 was due primarily to fluctuations in the value of accounts receivable, inventories, accounts payable and other current and noncurrent liabilities during the nine months ended December 31, 2020.

Investing Activities-Continuing Operations. Net cash used in investing activities was $151.0 million during the nine months ended December 31, 2020, compared to net cash used in investing activities of $1.7 billion during the nine months ended December 31, 2019. The decrease in net cash used in investing activities was due primarily to:

•$1.3 billion in cash paid for acquisitions and investments in unconsolidated entities during the nine months ended December 31, 2019; and
•a decrease in capital expenditures from $427.3 million (includes payment of amounts accrued as of March 31, 2019) during the nine months ended December 31, 2019 to $151.6 million (includes payment of amounts accrued as of March 31, 2020) during the nine months ended December 31, 2020 due primarily to expansion projects in our Water Solutions segment during the nine months ended December 31, 2019.

These decreases in net cash used in investing activities were partially offset by a $43.6 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash used in financing activities was $48.1 million during the nine months ended December 31, 2020, compared to net cash provided by financing activities of $1.1 billion during the nine months ended December 31, 2019. The decrease in net cash provided by financing activities was due primarily to:

•$623.0 million in net proceeds from the issuance of the Class C Preferred Units and Class D Preferred Units during the nine months ended December 31, 2019;
•$450.0 million in proceeds from the issuance of the 2026 Notes during the nine months ended December 31, 2019;
•an increase of $93.5 million in contingent consideration payments during the nine months ended December 31, 2020 primarily due to installment payments related to the Mesquite acquisition;
•$75.1 million paid in cash to repurchase a portion of our senior unsecured notes during the nine months ended December 31, 2020; and

•a decrease of $10.0 million in borrowings on the Revolving Credit Facility (net of repayments) during the nine months ended December 31, 2020.

These decreases in net cash provided by financing activities were partially offset by:

•$265.1 million in payments for the redemption of the 10.75% Class A Convertible Preferred Units during the nine months ended December 31, 2019; and
•a decrease of $58.5 million in distributions paid to our general partners and common unitholders, preferred unitholders and noncontrolling interest owners during the nine months ended December 31, 2020 due primarily to the reduction in the quarterly common unit distribution rate.

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

Balance sheet information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	December 31, 2020	March 31, 2020
	(in thousands)
ASSETS:
Current assets	$910,730	$766,026
Noncurrent assets (1)(2)	$4,839,262	$5,454,609
LIABILITIES AND EQUITY (3):
Current liabilities	$712,163	$837,577
Noncurrent liabilities	$3,477,301	$3,374,143
Class D Preferred Units	$551,097	$537,283

(1)    Excludes $51.0 million and $70.0 million of net intercompany receivables due to NGL Energy Partners LP (parent) and the Guarantor Subsidiaries from the non-guarantor subsidiaries at December 31, 2020 and March 31, 2020, respectively.
(2)    Includes $2.0 billion and $2.5 billion of goodwill and intangible assets at December 31, 2020 and March 31, 2020, respectively.
(3)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries for either period presented.

Statement of operations information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	Nine Months Ended December 31, 2020	Twelve Months Ended March 31, 2020
	(in thousands)
Revenues	$3,465,272	$7,548,659
Operating loss	$(319,029)	$(16,210)
Loss from continuing operations	$(406,276)	$(193,375)
Net loss (1)	$(408,022)	$(411,610)
Loss from continuing operations allocated to common unitholders	$(475,578)	$(380,076)

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

The Revolving Credit Facility was variable-rate debt with interest rates that are generally indexed to bank prime or LIBOR interest rates. At December 31, 2020, we had $1.7 billion of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 2.94%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $2.1 million, based on borrowings outstanding at December 31, 2020.

The Term Credit Agreement was variable-rate debt with interest rates that are generally indexed to LIBOR interest rates. At December 31, 2020, we had $250.0 million of outstanding borrowings under the Term Credit Agreement at an interest rate of 9.50%. As interest under this agreement bears interest at LIBOR, subject to a 1.50% floor, a change in LIBOR rates of 0.125% would not result in an increase or decrease of our annual interest expense, based on borrowings outstanding at December 31, 2020.

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

Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, restrictions on product liftings, letters of credit, and entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2020, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

The following table summarizes the hypothetical impact on the December 31, 2020 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(4,694)
Crude oil (Water Solutions segment)	$(724)
Propane (Liquids and Refined Products segment)	$(2,100)
Butane (Liquids and Refined Products segment)	$(160)
Refined Products (Liquids and Refined Products segment)	$(1,163)
Other Products (Liquids and Refined Products segment)	$2,858
Canadian dollars (Liquids and Refined Products segment)	$200

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2020. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of December 31, 2020, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

During the three months ended December 31, 2020, we finalized our implementation of a new enterprise resource planning (“ERP”) system. The ERP implementation has affected various systems and processes and as a result, we have made certain changes to our internal controls to address the ERP implementation. We will continue to evaluate these changes as part of our assessment of internal control over financial reporting throughout fiscal year 2021.

Other than discussed above, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

Except for the risk factor discussed below, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as supplemented and updated by Part II, Item 1A–“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

The consent we entered into with the holder of a majority of our Class D Preferred Units in connection with the 2026 Senior Secured Notes will restrict our current and future operations.

In connection with the offering of the 2026 Senior Secured Notes, we were required to obtain a consent (the “Class D Preferred Consent”) from the holder of the majority of our Class D Preferred Units (the “Class D Preferred Majority”) to, among other things, enable us to consummate the transaction. The Class D Preferred Consent modifies certain voting and approval rights granted to the Class D Preferred Majority under our Amended and Restated Partnership Agreement. Specifically, the Class D Preferred Consent requires us to obtain the approval of the Class D Preferred Majority for:

•incurrences of indebtedness, other than under the ABL Facility, the issuance of the notes and certain refinancing indebtedness for indebtedness outstanding as of the closing of the transaction;
•acquiring or disposing of any assets with an aggregate purchase price of greater than $50.0 million during any fiscal year; and
•making investment capital expenditures or expansion capital expenditures in excess of $75.0 million in the aggregate during any fiscal year.

These approval rights supplement the existing approval rights in our Amended and Restated Partnership Agreement for the Class D Preferred Majority. They will become effective upon the closing of the transaction and will remain in effect until we are no longer in arrears on the Class D Preferred Unit distributions. Because the 2026 Senior Secured Notes and the ABL Facility will restrict our ability to pay distributions on our Class D Preferred Unit distributions until we can comply with certain leverage and liquidity covenants, we cannot predict when such actions will no longer be subject to the approval of the Class D Preferred Consent, and there is no certainty that we will be able to obtain such consent. As with other restrictions in the 2026 Senior Secured Notes and the ABL Facility, these restrictions may affect our ability to grow in accordance with our strategy.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common units during the three months ended December 31, 2020:

			Total Number of
			Common Units	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part	of Common Units
	Common Units	Paid Per	of Publicly Announced	that May Yet Be Purchased
Period	Purchased	Common Unit	Program	Under the Program
October 1-31, 2020		$—	—	$150,000,000
November 1-30, 2020	50,155	$2.67	—	$150,000,000
December 1-31, 2020		$—	—	$150,000,000
	50,155		—	$150,000,000

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
3.1
First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of NGL Energy Partners LP, dated as of February 4, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

4.1
Indenture, dated as of February 4, 2021, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

4.2
Form of 7.500% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 and included as Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

10.1
Credit Agreement, dated as of February 4, 2021, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

22.1
List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2020 and March 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and nine months ended December 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended December 31, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 9, 2021		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 9, 2021		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer