Form 10-K
period 2021-03-31
NGL Energy Partners LP
filed 2021-06-03
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§ 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The aggregate market value at September 30, 2020 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($3.96 per Common Unit) was $344.6 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At May 28, 2021, there were 129,593,939 common units issued and outstanding.

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
•the prices of crude oil, natural gas liquids, gasoline, diesel, biodiesel, and energy prices generally;
•the general level of demand, and the availability of supply, for crude oil, natural gas liquids, gasoline, diesel, and biodiesel;
•the level of crude oil and natural gas drilling and production in areas where we have operations and facilities;
•the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;
•the effect of weather conditions on supply and demand for crude oil, natural gas liquids, gasoline, diesel, and biodiesel;
•the effect of natural disasters, earthquakes, hurricanes, tornados, lightning strikes, or other significant weather events;
•the availability of local, intrastate, and interstate transportation infrastructure with respect to our transportation services;
•the availability, price, and marketing of competing fuels;
•the effect of energy conservation efforts on product demand;
•energy efficiencies and technological trends;
•issuance of executive orders, changes in applicable laws, regulations and policies, including tax, environmental, transportation, and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the effect of such laws, regulations and policies (now existing or in the future) on our business operations;
•the effect of executive orders and legislative and regulatory actions on hydraulic fracturing, water disposal and transportation, and the treatment of flowback and produced water;
•hazards or operating risks related to transporting and distributing petroleum products that may not be fully covered by insurance;
•the maturity of the crude oil, natural gas liquids, and refined products industries and competition from other markets;
•loss of key personnel;
•the ability to renew contracts with key customers;
•the ability to maintain or increase the margins we realize for our services;
•the ability to renew leases for our leased equipment and storage facilities;
•the nonpayment, nonperformance or bankruptcy by our counterparties;
•the availability and cost of capital and our ability to access certain capital sources;
•a deterioration of the credit and capital markets;

•the ability to successfully identify and complete accretive acquisitions and organic growth projects, and integrate acquired assets and businesses;
•the costs and effects of legal and administrative proceedings;
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and sale of crude oil, refined products, natural gas, natural gas liquids, gasoline, diesel or biodiesel; and
•other risks and uncertainties, including those discussed under Part I, Item 1A–“Risk Factors.”

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

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2021. Unless otherwise indicated, this data is as of March 31, 2021.

Item 1.    Business

Overview

We are a diversified midstream energy partnership that transports, treats, recycles and disposes of produced water generated as part of the energy production process as well as transports, stores, markets and provides other logistics services for crude oil and liquid hydrocarbons. Originally formed in September 2010, we are a Delaware master limited partnership and our business is currently organized into the following three segments:

•Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from oil and natural gas production. We also sell produced water for reuse and brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.
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
•Our Liquids Logistics segment (formerly named Liquids and Refined Products) conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 28 company-owned terminals, third-party storage and terminal facilities, common carrier pipelines and a fleet of leased railcars. We also provide marine exports of butane through our facility located in Chesapeake, Virginia.

Debt Refinancing

On February 4, 2021, we closed on a private offering of $2.05 billion of 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) and a new credit agreement (the “New Credit Agreement”) which consists of a $500.0 million asset-based revolving credit facility (“ABL Facility”). We used the net proceeds from the issuance of the 2026 Senior Secured Notes (along with borrowings under the ABL Facility) to (i) repay all outstanding borrowings under and terminate our existing revolving credit facility, (ii) repay all outstanding borrowings under and terminate our term credit agreement and (iii) pay fees and expenses in connection therewith, as well as fees and expenses in connection with the issuance of the 2026 Senior Secured Notes and entering into the ABL Facility.

As part of this refinancing, we also agreed to certain restricted payment provisions under the 2026 Senior Secured Notes and ABL Facility, one of which is the suspension of the quarterly common unit distributions, beginning with the quarter ended December 31, 2020, and all preferred unit distributions, beginning with the quarter ended March 31, 2021. The cash savings from the suspension of the distributions should accelerate the deleveraging of our balance sheet and increase our liquidity, which should create more financial flexibility going forward.

For additional information related to the ABL Facility and 2026 Senior Secured Notes, see Note 8 to our consolidated financial statements included in this Annual Report.

Business Repositioning

Over the past several years, we have undertaken a number of important strategic actions in an effort to leverage the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. These steps included the following:

Sale of Retail Propane Segment

•On March 30, 2018, we sold a portion of our Retail Propane segment to DCC LPG (“DCC”);
•On July 10, 2018, we sold virtually all of our remaining Retail Propane segment to Superior Plus Corp. (“Superior”); and
•On August 14, 2018, we sold our 50% interest in Victory Propane, LLC, the only remaining portion of this segment.

Sale of Non-Core Assets in our Water Solutions Segment

•On November 30, 2018, we sold NGL Water Solutions Bakken, LLC to an affiliate of Tallgrass Energy, LP. The divested assets included five saltwater disposal wells located in McKenzie and Dunn Counties, North Dakota.
•On February 28, 2019, we sold our South Pecos water disposal business to a subsidiary of WaterBridge Resources LLC. The divested assets included nine saltwater disposal facilities located near the town of Pecos, Texas in southern Reeves and Ward counties.

Sale of Certain Refined Products Businesses

•On September 30, 2019, we sold TransMontaigne Product Services, LLC (“TPSL”) and associated assets to Trajectory Acquisition Company, LLC (“Trajectory”). The divested assets included the following:

•TPSL Terminaling Services Agreement with TransMontaigne Partners LP, including the exclusive rights to utilize 19 terminals;
•Line space along Colonial and Plantation Pipelines;
•Two wholly-owned refined products terminals in Georgia and multiple third-party throughput agreements; and
•Customer contracts, inventory and other working capital associated with the assets.

•On January 3, 2020, we sold our refined products marketing business in the mid-continent region of the United States (“Mid-Con”) to a third-party.
•On March 30, 2020, we sold our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party.
•We retained certain refined products and biodiesel businesses, which are included within our Liquids Logistics segment.

Purchase of Natural Gas Liquids Terminals

•In March 2019, we acquired the natural gas liquids terminal business of DCP Midstream, LP. The assets acquired included the following:

•Five propane rail terminals located in the Eastern United States;
•50% ownership interest in an additional rail terminal located in Maine; and
•An import/export terminal located in Chesapeake, Virginia.

Purchase of Strategic Water Infrastructure Assets in the Delaware Basin

•On July 2, 2019, we acquired all of the assets of Mesquite Disposals Unlimited, LLC (“Mesquite”). The acquired assets included the following:

•34 saltwater disposal wells;
•A fully interconnected produced water pipeline transportation and disposal system in Eddy and Lea Counties, New Mexico, and Loving County, Texas spanning approximately 175 miles; and
•Long-term acreage dedications and minimum volume commitment contracts.

•On October 31, 2019, we acquired all of the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”). The acquired assets included the following:

•19 saltwater disposal wells representing approximately 580,000 barrels per day of permitted disposal capacity;
•approximately 70 miles of a newly-built network of water pipelines, with approximately 680,000 barrels per day of transportation capacity;
•22 permits to develop another 660,000 barrels per day of disposal capacity; and
•Long-term acreage dedications and minimum volume commitment contracts.

The sale of our Retail Propane segment and a substantial portion of our former Refined Products and Renewables segment has allowed us to reduce working capital indebtedness and decrease earnings volatility. The purchase of the natural gas liquids terminals complements our existing natural gas liquids portfolio, provides strategic access to water for international import and export activity and also creates additional opportunities for new and existing customers to supply their business. The purchase of the two strategic water infrastructure assets assists in furthering our ongoing strategy of cash flow predictability by adding long-term contracts under acreage dedications and minimum volume commitments and provide us with significant scale and capabilities that will facilitate high-quality execution for our customers. We believe these actions have substantially simplified our business mix and has allowed us to focus on what we believe are the core areas of our business and improved our overall financial position. These transactions are expected to better position us for sustained growth in the future.

For more information regarding our results of operations and reportable segments, see Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our consolidated financial statements included in this Annual Report. For more information regarding our dispositions and the impact to our operations, see Note 18 and Note 19 to our consolidated financial statements included in this Annual Report and our Annual Report on Form 10-K for the year ended March 31, 2020.

Primary Service Areas

The following map shows the primary service areas of our businesses at March 31, 2021:

Corporate Offices
Key Operating Basins
Water Solutions Facilities
Crude Oil Terminals
Grand Mesa Crude Oil Pipeline
Ambassador Liquids Pipeline
Liquids Terminals
Sawtooth Underground Storage

Organizational Chart

The following chart provides a summarized overview of our legal entity structure at March 31, 2021:

(1)    Includes (i) NGL Water Solutions, LLC, which includes the operations of our Water Solutions business, (ii) NGL Crude Logistics, LLC, which includes the operations of our Crude Oil Logistics business and certain businesses within our Liquids Logistics segment and (iii) NGL Liquids, LLC, which includes the operations of certain of our businesses within our Liquids Logistics segment.

Our Business Strategies

Our principal business objectives are to maximize the profitability and stability of our businesses, grow our businesses in an accretive and prudent manner, and maintain a strong balance sheet. We intend to accomplish these objectives by executing the following strategies:

•Focus on building a diversified midstream master limited partnership providing multiple services to customers. We continue to enhance our ability to transport produced water from the wellhead to treatment for disposal, recycle, or discharge, crude oil from the wellhead to refineries, and natural gas liquids from processing plants and supply hubs to end users.
•Operate in a safe and environmentally responsible manner. We seek to operate our business in a safe and environmentally responsible manner by working with our employees, customers, vendors and local communities to minimize our environmental impact and comply with local, state and federal environmental laws and regulations.
•Focus on consistent annual cash flows from operations under multi-year contracts that minimize commodity price risk and generate fee-based revenues. We intend to focus on generating revenues under long-term fixed fee contracts in addition to back-to-back contracts which minimize direct commodity price exposure. We seek to continue to increase cash flows that are supported by certain fixed fee, multi-year contracts, some of which include acreage dedications from producers or minimum volume commitments.
•Prudently manage our balance sheet to provide us with maximum financial flexibility for funding our operations, capital projects and strategic acquisitions. We will seek to maintain sufficient liquidity and credit metrics to manage existing and future capital requirements and to take advantage of market opportunities. We expect to continue to evaluate the capital markets and may opportunistically pursue financing transactions to optimize our capital structure.
•Achieve growth by investing in new assets, customers and ventures that increase volumes, enhance our operations, and generate attractive rates of return. We have invested and expect to continue to invest within our existing businesses to capitalize on accretive, organic growth opportunities. We have available capacity in many of the assets that we own and operate that can be utilized to increase cash flows with minimal incremental capital investment. We also continue to pursue strategic transactions and ventures that complement and enhance our existing footprint.

Our Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies and achieve our principal business objectives because of the following competitive strengths:

•Our water processing facilities, which are strategically located near areas of high crude oil and natural gas production. Our water processing facilities are located among the most prolific crude oil and natural gas producing areas in the United States, including the Delaware Basin, the Midland Basin, the DJ Basin and the Eagle Ford Basin. In addition, we believe that the technological capabilities of our Water Solutions business can be quickly implemented at new facilities and locations. These assets are also underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments.
•Our network of crude oil transportation and storage assets, which allows us to serve customers over a wide geographic area and optimize sales. Our strategically deployed terminals, towboats, barges, trucks, and our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to optimal markets. These operations are supported by certain long-term, fixed rate contracts with producers, refiners and marketers and include minimum volume commitments on our pipelines.
•Our network of natural gas liquids transportation, terminal, and storage assets, which allows us to provide multiple services across the United States and Canada. Our strategically located terminals, large leased railcar fleet, shipper status on common carrier pipelines, and substantial leased and owned underground storage, enable us to be a preferred purchaser and seller of natural gas liquids. We have a diverse base of long-standing customers and believe that our performance metrics allow us to reliably supply, store and transport products throughout the United States and Canada.

•Our diversified operations allow us to generate more predictable and stable cash flows on a year-to-year basis. Our ability to provide multiple services to customers in numerous geographic areas enhances our competitive position. Our three business units are diversified by geography, customer base and commodity sensitivities, which we believe provides us with more stable cash flows through the typical commodity cycles.
•Our seasoned management team with extensive midstream industry experience and a track record of acquiring, integrating, operating and growing successful businesses. Our management team has significant experience managing companies in the energy industry, including master limited partnerships. In addition, through decades of experience, our management team has developed strong business relationships with key industry participants throughout the United States. We believe that our management’s knowledge of the industry, relationships within the industry, and experience provide us with the opportunities to optimize our existing assets. Our management team also has experience in identifying, evaluating and completing acquisitions and other ventures that provide us with additional opportunities to complement, grow and expand our existing operations.

Our Businesses

Water Solutions

Overview. Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from oil and natural gas production. We also sell produced water for reuse and brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.

We operate in a number of the most prolific crude oil and natural gas producing areas including the Delaware Basin in New Mexico and Texas, the Midland Basin in Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 498.1 million barrels of produced water across its areas of operation during the year ended March 31, 2021, we believe that we are the largest independent produced water transportation and disposal company in the United States. We currently have over 325,000 acres dedicated to our system under long-term agreements in the Northern Delaware Basin. In addition, we have several minimum volume commitments and other commercial agreements covering the Delaware, Midland, Eagle Ford, DJ and Pinedale Anticline Basins. Our focus in building our Water Solutions business has been to secure long-term, fixed fee contracts that contain minimum volume commitments, acreage dedications or similarly strong contractual relationships with large, well-capitalized producer customers.

Our core asset in the Water Solutions segment is our system located in the Northern Delaware Basin, where we own and operate the largest integrated network of large diameter produced water pipelines, recycling facilities and disposal wells. This system spans six counties in New Mexico and Texas that represent one of the most prolific crude oil producing regions in the United States with some of the most economic hydrocarbon resource and lowest break-even economics for producers. This system has over 620 miles of newly-built, in-service large diameter produced water pipelines connected to 58 active saltwater disposal facilities and 119 active disposal wells. We have over 325,000 acres dedicated to the Northern Delaware system providing a multi-decade drilling inventory and significant growth opportunity. These assets are substantially supported by long-term, fixed-fee contracts underpinned by major acreage dedications or minimum volume commitments.

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

Operations. We own 114 water treatment and disposal facilities, including 212 injection wells. The location and permitted processing capacities of these facilities are summarized below.

	Number of	Number of	Permitted Processing Capacity (barrels per day)
Location	Facilities	Wells	Own (1)	Lease (2)	Total
Permian Basin
Delaware Basin (3) - Texas and New Mexico	58	119	1,484,000	3,177,300	4,661,300
Midland Basin (3) - Texas	15	15	400,800	—	400,800
Eagle Ford (3)(4) - Texas	24	38	594,000	362,000	956,000
DJ Basin - Colorado	13	32	393,000	162,500	555,500
Granite Wash (3) - Texas	2	3	60,000	—	60,000
Pinedale Anticline (5) - Wyoming	1	4	—	72,765	72,765
Eaglebine - Texas	1	1	20,000	—	20,000
Total - All Facilities	114	212	2,951,800	3,774,565	6,726,365

(1)    These facilities are located on lands we own.
(2)    These facilities are located on lands we lease.
(3)    Certain facilities can dispose of both produced water and solids such as tank bottoms, drilling fluids and drilling muds.
(4)    Includes one facility with a permitted processing capacity of 40,000 barrels per day in which we own a 75% interest.
(5)    This facility has a design capacity of 60,000 barrels per day to process water to a recycle standard.

Our customers bring produced and flowback water generated by crude oil and natural gas exploration and production operations to our facilities for treatment through pipeline gathering systems and by truck. We expect that our pipeline delivered volumes will continue to increase as new projects come on line. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

Our facilities in Colorado, Texas and New Mexico dispose of produced water primarily into deep underground formations via injection wells. At our disposal facilities, we use proprietary well maintenance programs to enhance injection rates and extend the service lives of the wells.

Our facility servicing the Pinedale Anticline in Wyoming has the assets and technology needed to treat the water more extensively than a typical disposal facility. At this facility, we have the option of disposing of the water in underground injection wells or recycling the water. With regard to recycling the water, we either process the water to the point where it can be returned to producers to be reused in future drilling operations (recycle quality water), which minimizes the impact on the aquifer, or we can treat the water to a greater extent, such that it exceeds the standards for drinking water, and can be returned to the ecosystem (discharge quality water).

Customers. The primary customers of our operations consist mainly of large publicly traded, oil and gas companies with diversified acreage positions across multiple leading oil and gas plays. During the year ended March 31, 2021, 75% of the water treatment and disposal revenues of our Water Solutions segment were generated from our ten largest customers of the segment.

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

Crude Oil Logistics

Overview. Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our pipelines. Our operations are concentrated in and around four prolific crude oil producing regions in the United States - the DJ Basin in Colorado, the Permian Basin in Texas and New Mexico, the Eagle Ford Basin in Texas and the United States Gulf Coast.

Our foundational asset in this segment is the Grand Mesa Pipeline (“Grand Mesa”), a 550-mile pipeline that transports crude oil from its origin in Weld County, Colorado to our terminal in Cushing, Oklahoma. Grand Mesa commenced operations on November 1, 2016 and has operated continuously since then. The main line portion of this pipeline is comprised of an undivided interest with Saddlehorn Pipeline Company, LLC (“Saddlehorn”) in which we have the right to use 150,000 barrels per day of capacity of the pipeline. During the year ended March 31, 2021, approximately 32.8 million financial barrels (volume amounts are from both internal and external parties) of crude were transported on the Grand Mesa Pipeline. Operating costs associated with Grand Mesa are allocated to us based on our proportionate ownership interest and throughput. We also own and operate origin terminals at Lucerne and Riverside Colorado where we aggregate crude volumes of different types and grades and store them until they are ready for transfer to our Grand Mesa Pipeline. The Lucerne terminal has 950,000 barrels of operational tankage and a 12 bay truck loading facility. The Riverside terminal has 20,000 barrels of storage and a four bay truck loading facility.

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

We own and operate a large scale crude oil terminal located in Cushing, Oklahoma with 3,626,000 barrels of storage capacity, seven off-loading lease automatic custody transfer units (“LACTs”), a full control room, on-site laboratory, and three 24-inch bi-directional pipelines each capable of moving 360,000 barrels per day. The terminal features advantaged connectivity to other terminals and pipelines including important connections to our Grand Mesa Pipeline and TransCanada’s terminal with access to the United States Gulf Coast via Marketlink. Similarly, the terminal connects at Cushing to the Glass Mountain Pipeline which feeds two major mid-continent refineries. The terminal is situated on 200 acres and is designed to be expanded based on customer demand. Cushing is one of the most liquid crude oil trading hubs in the world and is the delivery point for the West Texas Intermediate futures contracts.

We own and operate a crude oil marine terminal in Point Comfort, Texas with 355,000 barrels of storage capacity, six off-loading LACTs and three docks (two for ocean-going barges and ships and one for inland barges).

We own and operate a crude oil pipeline and marine terminal in Houma, Louisiana with 288,000 barrels of storage capacity, two off-loading LACTs, a brown water barge dock and two bi-directional pipelines each capable of moving 120,000 barrels per day with connectivity to Shell’s Zydeco System.

Operations. We purchase crude oil from producers and marketers and transport it to refineries or for resale. Our strategically deployed terminals, towboats, barges, trucks, and our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to optimal markets.

We currently transport crude oil using the following assets:

•The Grand Mesa Pipeline, which is described above, and 20 other common carrier pipelines owned by third parties;
•131 owned trucks and 214 owned trailers operating primarily in the Mid-Continent, Permian Basin, Eagle Ford Basin, and Rocky Mountain regions;
•397 owned and 210 leased railcars (all of which are leased or subleased to third parties); and
•13 owned towboats and 23 owned barges operating primarily in the intercoastal waterways of the United States Gulf Coast and along the Mississippi and Arkansas River systems.

All of our 397 owned railcars and 210 leased railcars are compliant with the standards for railcars built subsequent to 2011 for the commodities they are transporting. (See Part I, Item 1–“Government Regulation”).

We also own 28 strategically located pipeline injection stations, the locations of which are summarized below.

State	Number of Pipeline Injection Stations
Texas	15
Oklahoma	6
New Mexico	4
Kansas	3
Total	28

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2021, 78% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Crude Oil Logistics segment contribute significantly to the cash flows and profitability of the organization. Any loss of those customers or their contracts could have an adverse impact on our financial results.

Competition. Our Crude Oil Logistics business faces significant competition, as many entities are engaged in the crude oil logistics business, some of which are larger and have greater financial resources than we do. The primary factors on which we compete are:

•price;
•availability of supply and refinery demand;
•reliability of service;
•open credit;
•logistics capabilities, including the availability of railcars, proprietary terminals, and owned pipelines, barges, railcars, trucks, and towboats; and
•long-term customer relationships.

Supply. We obtain crude oil from a large base of suppliers, which consists primarily of crude oil producers. We currently purchase crude oil from approximately 270 producers at approximately 5,400 leases.

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

Trade Names. Our Crude Oil Logistics segment operates primarily under the NGL Crude Logistics, NGL Crude Transportation, NGL Marine, NGL Crude Terminals and NGL Crude Cushing trade names.

Liquids Logistics

Overview. Our Liquids Logistics segment (formerly named Liquids and Refined Products) conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 28 company-owned terminals, third-party storage and terminal facilities, common carrier pipelines and a fleet of leased railcars. We also provide marine exports of butane through our facility located in Chesapeake, Virginia. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment. During the year ended March 31, 2021, we sold 3.3 billion gallons of natural gas liquids, refined products and renewables products, an average of 9.09 million gallons (approximately 216,000 barrels) per day.

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

We purchase butane from refiners during the summer months, when refiners have a greater butane supply than they need, and sell butane to refiners during the winter blending season, when demand for butane is higher. We utilize a portion of our railcar fleet and a portion of our leased underground storage to store butane for this purpose. We also transport customer-owned natural gas liquids on our leased railcars and charge the customers a transportation service fee as well as subleasing railcars to certain customers. Our owned and leased terminals and railcar fleet give us the opportunity to access markets throughout the United States, and to move product to locations where demand is highest. We provide transportation, storage, and throughput services to third parties at our facilities at Kingfisher, Oklahoma, Port Hudson, Louisiana and Chesapeake, Virginia, as well as Sawtooth Caverns, LLC (“Sawtooth”), an underground storage facility near Delta, Utah, in which we own approximately a 71.5% interest, as described further below.

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

The following table summarizes the location of our facilities and respective storage capacity and interconnects to those facilities.

		Storage Capacity
Location	Number of Facilities	Own (1)	Lease (2)	Total	Terminal Interconnects
Utah	1	256,200,000	—	256,200,000	Rail Facility
Virginia	2	20,720,000	—	20,720,000	Rail Facility; Marine Facility
Arkansas	3	3,765,000	90,000	3,855,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Minnesota	1	1,829,000	—	1,829,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Missouri	2	1,770,000	—	1,770,000	Connected to Phillips66 Blue Line Pipeline
Indiana	1	1,530,000	—	1,530,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Wisconsin	2	714,000	390,000	1,104,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Oklahoma	2	898,800	—	898,800	Rail Facility
Massachusetts	2	668,400	120,000	788,400	Rail Facility
Louisiana	1	720,000	—	720,000	Truck Facility
Washington	3	300,000	355,000	655,000	Rail Facility
Illinois	1	480,000	—	480,000	Connected to Phillips66 Blue Line Pipeline
Maine	2	—	240,000	240,000	Rail Facility
New York	2	—	270,000	270,000	Rail Facility
Pennsylvania	1	180,000	—	180,000	Rail Facility
Vermont	1	—	120,000	120,000	Rail Facility
United States Total	27	289,775,200	1,585,000	291,360,200

Ontario, Canada	1	—	120,000	120,000	Truck Facility
Canada Total	1	—	120,000	120,000

Total	28	289,775,200	1,705,000	291,480,200

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

We own the land on which 17 of the 28 natural gas liquids terminals are located and we either have easements or lease the land on which the remaining terminals are located.

We are the majority owner of Sawtooth, an underground storage facility near Delta, Utah. This facility currently has capacity to store approximately 6.0 million barrels of natural gas liquids and refined products. We lease storage to 15 customers, with lease terms ranging from one to three years. The facility is located on property for which we have a long-term lease.

We own a natural gas liquids terminal that supports refined products blending in Port Hudson, Louisiana, and a natural gas liquids and condensate facility in Kingfisher, Oklahoma. The Port Hudson terminal is located near Baton Rouge, Louisiana, and is in proximity to other refined products infrastructure along the Colonial pipeline. This truck unloading and storage facility allows for the aggregation and supply of butane and naphtha for motor fuel blending and consists of storage tanks with a total capacity of 720,000 gallons. The Kingfisher facility is a natural gas liquids and condensate facility located in Kingfisher, Oklahoma, which is located in the middle of the STACK production region. The Chesapeake facility is a marine export/import terminal situated upstream of Norfolk, Virginia on the Elizabeth River. The site includes a proprietary dock with the capacity to berth handy-sized vessels (a dry bulk carrier of an oil tanker with a capacity between 15,000 and 35,000 dead weight tonnage) to very large gas carriers (a carrier capable of loading anywhere between 100,000 cubic meters to 200,000 cubic meter of gas), truck loading and off-road racks along with 22 railcar spots, with service provided by Norfolk Southern Railroad. The facility has an aggregate storage capacity of 20,378,000 gallons.

We own 23 transloading units, which enable customers to transfer product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most convenient for customers to transfer their product.

In March 2021, we acquired the Ambassador pipeline, an approximately 225-mile natural gas liquids pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan. We plan to build a propane terminal, connected to the pipeline, in central Michigan. This pipeline complements our existing assets in the upper Midwest and expands our presence with anchor assets in the state of Michigan, one of the top propane markets in the United States.

We utilize a fleet of approximately 5,100 high-pressure and general purpose leased railcars of which 140 railcars are subleased by third parties.

We lease storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.

The following table summarizes our significant leased storage space at natural gas liquids and refined products storage facilities and interconnects to those facilities:

	Leased Storage Space (gallons)
Storage Facility	Beginning April 1, 2021	At March 31, 2021	Storage Interconnects
Kansas	56,700,000	63,000,000	Connected to Enterprise Mid-America Pipeline, NuStar Pipelines and ONEOK North System Pipeline; Rail Facility; Truck Facility
Michigan	10,500,000	2,100,000	Rail Facility; Truck Facility
Missouri	7,560,000	7,560,000	Truck Facility
Mississippi	7,056,000	7,980,000	Connected to Enterprise Dixie Pipeline; Rail Facility
Texas	3,990,000	3,990,000	Connected to Enterprise Texas Eastern Products Pipeline; Truck Facility
Oregon	554,400	554,400	Connected to Kinder Morgan Pipeline and Olympic Pipeline
Arizona	—	4,956,000	Connected to Kinder Morgan Pipeline; Rail Facility; Truck Facility
United States Total	86,360,400	90,140,400

Ontario, Canada	15,750,000	15,750,000	Rail Facility
Alberta, Canada	3,440,800	3,440,800	Connected to Cochin Pipeline; Rail Facility
Canada Total	19,190,800	19,190,800

Total	105,551,200	109,331,200

Customers. Our Liquids Logistics business serves approximately 1,400 customers in 49 states and Canada, including national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. During the year ended March 31, 2021, 26% of the revenues of our Liquids Logistics segment were generated from our ten largest customers of the segment.

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

Competition. Our Liquids Logistics business faces significant competition from other natural gas liquids wholesalers, trading companies and companies involved in the natural gas liquids midstream industry (such as terminal and refinery operations), some of which have greater financial resources than we do. The primary factors on which we compete are:

•price;
•availability of supply;
•reliability of service;
•available space on common carrier pipelines;
•storage availability;
•logistics capabilities, including the availability of railcars, and proprietary terminals; and
•long-term customer relationships.

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

The value of refined products in any local delivery market is the sum of the commodity price as reflected on the New York Mercantile Exchange (“NYMEX”) and the basis differential for that local delivery market. The basis differential for any local delivery market is the spread between the cash price in the physical market and the quoted price in the futures markets for the prompt month. We typically utilize NYMEX futures contracts to mitigate commodity price exposure. We generally do not manage the financial impact on us from changes in basis differentials affected by local market supply and demand disruptions.

Pricing Policy. In our Liquids Logistics segment, we offer our customers the following categories of contracts:

•customer pre-buys, which typically require deposits based on market pricing conditions;
•market based, which can either be a posted price or an index to spot price at time of delivery; and
•load package, a firm price agreement for customers seeking to purchase specific volumes delivered during a specific time period.

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

Trade Names. Our Liquids Logistics segment operates primarily under the NGL Supply Wholesale, NGL Supply Terminal Company, Sawtooth Caverns, Centennial Energy, NGL Crude Logistics and Centennial Gas Liquids trade names.

Human Capital

At March 31, 2021, we had 997 employees in 28 states and Canada. Of those employees, 240 provide work primarily for our Water Solutions segment, 303 provide work primarily for our Crude Oil Logistics segment, 208 provide work primarily for our Liquids Logistics segment, and 246 provide administrative services to the various business segments. NGL is an equal-opportunity employer, and our employee handbook underscores that commitment, with policies prohibiting discrimination, harassment, and retaliation.

We understand the importance of competitive benefits packages for the health and welfare of our employees and for our ability to recruit and retain the best talent. In that regard, at the end of fiscal year 2021, we implemented $20 per hour minimum wage for all regular, full-time employees. We are proud of the fact that 95% of our eligible employees participate in the NGL 401(k) Plan, and we increased our employer match in our 401(k) Plan in fiscal year 2021. In addition, we provide access to health, life, and disability plans, including the following: the choice between a traditional PPO or a high-deductible medical plan; a health savings account with employer contributions for high-deductible plan participants; a flexible spending account for traditional PPO participants; a dental plan; a voluntary vision plan; an Employee Assistance Plan with access to free counseling sessions; company-paid short-term disability coverage; voluntary long-term disability coverage; and life and AD&D plan opportunities.

Our operations are guided by specific health and safety principles. Specifically, we endeavor to conduct our business in a manner that meets or exceeds applicable health and safety regulations and minimizes risk, both to our employees and the communities where we operate. Our environmental, health and safety professionals:

•    Advise on safety and industrial hygiene regulatory requirements and best practices;
•    Develop safety procedures and guidelines;
•    Conduct safety inspections;
•    Advise on strategies to improve safety and health performance; and
•    Design and conduct safety and industrial hygiene training courses.

As part of this effort, we recently acquired and are implementing an enterprise management information system to help us achieve a better understanding of our performance, identify root causes of incidents of substandard performance, and where appropriate, implement necessary mitigations.

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

Exploration and production operations and water disposal facilities are subject to various types of federal, state and local regulation, including, but not limited to, permitting, well location, methods of drilling, well operations, and conservation of resources. While these regulations do not directly apply to our business, they may affect the businesses of certain of our customers and suppliers and thereby indirectly affect our business. It is not possible to predict how or when regulations affecting our operations or our customers’ or suppliers’ operations might change.

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

Environmental Regulation

General. Our operations are subject to a myriad of federal, state and local laws and regulations relating to the protection of the environment. Existing regulatory structure shapes our decision-making and business activities in many ways, such as:

•shaping decisions regarding what types of pollution-control equipment to deploy and how a facility should be designed;
•informing construction activities, such as where to locate and where not to locate a facility, e.g., locating construction activities away from sensitive environmental, cultural or historic areas, including wetlands, coastal regions or areas inhabited by endangered or threatened species, and limiting or prohibiting construction activities during certain sensitive periods, such as when threatened or endangered species are breeding/nesting;
•informing decision-making regarding the timing of activities, for example, we will delay construction or system modification or upgrades during the issuance or renewal periods of certain permits;
•informing decision-making pertaining to our approach to investigating, mitigating and remediating unplanned releases from our facilities and operations or attributable to former facilities or operations, as necessary and appropriate; and
•shaping our decision-making about whether a facility or operation should be temporarily halted to address potential non-compliance with relevant permit requirements.

Consideration of and compliance with relevant environmental regulatory requirements has led our business activities to be more sustainable while simultaneously mitigating exposure to long and short-term environmental risk. Conversely, failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict and joint and several liability for costs required to clean up and restore sites where substances such as crude oil or wastes have been disposed or otherwise unlawfully released. The trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

The following is a discussion of the material environmental laws and regulations that relate to our businesses.

Hazardous Substances and Waste. We are subject to various federal, state, and local environmental laws and regulations governing the storage, distribution, and transportation of natural gas liquids and the operation of bulk storage liquefied petroleum gas (LPG) terminals, as well as laws and regulations governing environmental protection, including those addressing the discharge of materials into the environment or otherwise relating to protection of the environment. Generally, these laws (i) regulate air and water quality, impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) may result in the suspension or revocation of necessary permits, licenses, and authorizations; (iv) impose substantial liabilities on us for pollution resulting from our operations; (v) require remedial measures to mitigate pollution from former or ongoing operations; and (vi) may result in the assessment of administrative, civil, and criminal penalties for failure to comply with such laws. These laws include, among others, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the federal Clean Air Act “(CAA”), the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act (“CWA”) , the Safe Drinking Water Act, the Oil Spills Prevention and Preparedness Regulations, and comparable state statutes.

CERCLA, also known as the “Superfund” law, and similar state laws, impose liability on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. While natural gas liquids are not a hazardous substance within the meaning of CERCLA, other chemicals used in or generated by our operations may be classified as a hazardous substance. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict and joint and several liability for the costs of investigating and cleaning up the hazardous substances that have been released into the environment and for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of solid and hazardous wastes. Under a delegation of authority from the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain wastes associated with the production of oil and natural gas, as well as certain types of petroleum-contaminated media and debris, are excluded from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated as solid waste under RCRA’s less stringent Subtitle D, state laws, or other federal laws. It is possible, however, that certain wastes now classified as non-hazardous solid waste could be classified as hazardous wastes in the future and thereby be subject to more rigorous and costly disposal requirements. Legislation has been proposed from time to time in Congress to regulate certain oil and natural gas wastes as “hazardous wastes under RCRA.” Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our consolidated results of operations and financial position.

We currently own or lease properties where crude oil is being or has been handled for many years. Although previous operators have utilized operating and disposal practices that were standard in the industry at the time, crude oil or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where the crude oil and wastes have been transported for treatment or disposal. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to implement remedial measures to prevent or mitigate future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our consolidated results of operations or financial position.

Oil Pollution Prevention. Our operations involve the shipment of crude oil by barge through navigable waters of the United States. The Oil Pollution Act of 1990 amended the CWA to impose liability for releases of crude oil from vessels or facilities into navigable waters. If a release of crude oil to navigable waters occurred during shipment or from an oil terminal, we could be subject to liability under the Oil Pollution Act. We are not currently aware of any facts, events, or conditions related to oil spills that could materially impact our consolidated results of operations or financial position. In 1973, the EPA adopted oil pollution prevention regulations under the CWA. These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure (“SPCC”) plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming crude oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. SPCC requirements under the CWA require appropriate containment berms and similar structures to help prevent the discharge of pollutants into regulated waters in the event of a crude oil or other constituent tank spill, rupture or leak. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intra-facility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. Where applicable, we strive to maintain and implement SPCC plans for our facilities.

Air Emissions. Our operations are subject to the CAA and comparable state and local laws and regulations, which regulate emissions of air pollutants from various industrial sources and mandate certain permitting, monitoring, recordkeeping and reporting requirements. The CAA and its implementing regulations may require that we obtain permits prior to the construction, modification or operation of certain projects or facilities expected to produce or increase air emissions above certain threshold levels, that we obtain and strictly comply with air permits containing emissions and operational limitations, or utilize specific emission control technologies to limit emissions, any of which could impose significant costs on our business. Violation of CAA requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. Furthermore, we may make certain future capital expenditures for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Water Discharges. The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as navigable waters, defined as waters of the United States (“WOTUS”), and impose requirements affecting our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the CWA’s National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. The federal SPCC program requires appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a crude oil or other constituent tank spill, rupture or leak. The CWA prohibits the placement of dredge or fill material in wetlands or other WOTUS unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”) or a delegated state agency pursuant to Section 404. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. We maintain a number of discharge permits, some of which may require us to monitor and sample storm water runoff from such facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Under the auspices of the federal UIC program as implemented by states with UIC primacy, regulators, particularly at the state level, are becoming increasingly sensitive to possible correlations between underground injection and seismic activity. Consequently, state regulators implementing both the federal UIC program and state corollaries are heavily scrutinizing the location of injection facilities relative to faulting and are limiting both the density or injection facilities as well as the rate and volume of injection.

Hydraulic Fracturing. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the formation to stimulate oil and gas production. We do not conduct any hydraulic fracturing activities. However, a portion of our customers’ crude oil and natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, and our Water Solutions business treats and disposes of produced water generated from crude oil and natural gas production, including production employing hydraulic fracturing. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of underground injection and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Congress will likely continue to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s UIC Program and/or require disclosure of chemicals used in the hydraulic fracturing process. Federal agencies, including the EPA and the United States Department of the Interior, have asserted their regulatory authority to, for example, study the potential impacts of hydraulic fracturing on the environment, and initiate rulemakings to compel disclosure of the chemicals used in hydraulic fracturing operations, and establish pretreatment standards and effluent limitation guidelines for produced water from hydraulic fracturing operations. In addition, some states and local governments have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, which include additional permit requirements, public disclosure of fracturing fluid contents, operational restrictions, and/or temporary or permanent bans on hydraulic fracturing. We expect that scrutiny of hydraulic fracturing activities will continue in the future.

Greenhouse Gas Regulation

There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably methane and carbon dioxide, to climate change. This growing concern has resulted in a steady stream of legislation considered by Congress to address climate change through a variety of mechanisms, including carbon taxes and carbon cap-and-trade programs. For example, in February 2021, the Climate Emergency Act of 2021 was introduced in the House of Representative by Rep. Earl Blumenauer (D-OR) as H.R. 795 and in the Senate by Sen. Bernie Sanders (I-VT), which would require the President of the United States to declare a national climate emergency and take various actions to address climate change. The ultimate outcome of any possible future federal legislative initiatives is uncertain. In addition, several states have already adopted legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of GHGs under existing provisions of the CAA. During the Obama Administration, the EPA finalized three rules that regulate GHG emissions from certain sources in the oil and natural gas industry, including New Source Performance Standards for the Oil and Natural Gas Sector (“GHG NSPS”), which became effective on August 2, 2016. During the Trump Administration, rulemaking was undertaken resulting in a substantial relaxation in the GHG NSPS’s requirements, including those relating to fugitive emissions, pneumatic pump standards, and closed vent system certification, among other things, which were finalized on August 13, 2020. The Biden Administration has announced that it intends to review the revisions to the GHG NSPS in President Biden’s January 20, 2021 Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. It is foreseeable that the EPA may seek to reinstate the previous, more stringent regulations, though to do so, it will have to undertake notice-and-comment rulemaking consistent with the Administrative Procedure Act, which could take appreciable time to complete. If future GHG regulations are more stringent, it could require us to incur costs to reduce emissions of GHGs associated with our operations and also could adversely affect demand for the products that we transport, store, process, or otherwise handle in connection with our services.

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

Because propane is considered a clean alternative fuel under the CAA, new climate change regulations may provide us with a competitive advantage over other sources of energy, such as fuel oil and coal.

The trend of more expansive and stringent environmental legislation and regulations, including GHG regulation, could continue, resulting in increased costs of conducting business and consequently affecting our profitability. To the extent laws are enacted or other governmental action is taken that restricts certain aspects of our business or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

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

With respect to the transportation of propane, distillates, crude oil, and water, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). Specifically, crude oil pipelines are subject to regulation by the DOT, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”), which requires PHMSA to develop, prescribe, and enforce minimum federal safety standards for the storage and transportation of hazardous liquids and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations.

The Pipeline Safety Act of 1992 added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in high consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain United States crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. In January 2012, the federal government passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”). This act provides for additional regulatory oversight of the nation’s pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT’s other initiatives. The 2011 Pipeline Safety Act increases the maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm from $1 million to $2 million. In addition, this law established additional safety requirements for newly constructed pipelines. The law also provides for (i) additional pipeline damage prevention measures; (ii) allowing the Secretary of Transportation to require automatic and remote-controlled shut-off valves on new pipelines; (iii) requiring the Secretary of Transportation to evaluate the effectiveness of expanding pipeline integrity management and leak detection requirements; (iv) improving the way the DOT and pipeline operators provide information to the public and emergency responders; and (v) reforming the process by which pipeline operators notify federal, state and local officials of pipeline accidents. In recent years, Congress has strengthened PHMSA’s safety authority and repeatedly extended it, most recently in the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020.

Railcar Regulation

We transport a significant portion of our natural gas liquids, crude oil and biodiesel via rail transportation, and we own and/or lease a fleet of crude oil, high-pressure and general purpose railcars for this purpose. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies.

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

Available Information on our Website

Our website address is www.nglenergypartners.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (“SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC.

Item 1A.    Risk Factors

The nature of our business activities subjects us to a wide variety of hazards and risks. The following is a summary and a description of the material risks relating to our business activities that we have identified. In addition to the factors discussed elsewhere in this Annual Report, you should carefully consider the risks and uncertainties described below, which could have a material adverse effect on our business, financial condition or results of operations, including our ability to generate cash to fund our operations, repay indebtedness and pay distributions. You should also consider the interrelationship and potential compounding effects if multiple risks are realized. These risks are not the only risks that we face. Our business could be impacted by additional risks and uncertainties not currently known or that we currently believe to be immaterial.

Risk Factor Summary

Risks Related to Liquidity and Financing
•We may not have sufficient cash, which depends on cash flow rather than profitability, to enable us to fund our operations, repay indebtedness or pay distributions.
•Our substantial indebtedness and restrictions contained in our debt and preferred unit agreements may limit our flexibility to obtain financing to pursue other business opportunities and restrict our current and future operations.
•The impact of increasing interest rates on our common unit price, distributions on our Class B Preferred Units (as defined herein) and Class C Preferred Units (as defined herein) and our ability to issue equity and incur debt.
Risks Related to the Operations of Our Business
•Our dependence on the ability and willingness of other parties to explore for and produce crude oil and natural gas.
•Declining demand for hydrocarbons, commodity prices and production volumes, inventory risk, the availability of transportation and storage capacity and increased transportation and leasing costs.
•Competition from other midstream, transportation, and terminaling and storage companies.
•Interruption of service at our principal storage facilities or on common carrier pipelines or railroads.
•Risk management procedures and the use of derivative financial instruments.
•Reduced demand for our products due to energy efficiency, new technologies and alternative energy sources.
•Our ability to successfully complete, integrate and operate accretive acquisitions and organic growth projects.
•Constructing new transportation systems and facilities subjects us to construction risks.
•Opposition from various groups to the operation of our pipelines and facilities.
•Our dependence on the leadership and involvement of key personnel.

Risks Related to Regulatory Compliance
•Impact of executive orders and federal, state, provincial and local laws and regulations with respect to environmental, including climate change, safety and other regulatory matters, including initiatives relating to our hydraulic fracturing customers and saltwater disposal wells.
•FERC (as defined herein) jurisdiction over our current and potential future operations.
•Governmental regulation and other legal obligations related to privacy, data protection, and data security.
•Regulations related to cross-border operations.
Risks Related to Our Partnership Structure and in an Investment in Us
•Our partnership agreement limits the fiduciary duties of our general partner to our unitholders and restricts the remedies available to our unitholders.
•Conflicts of interest by our general partner and its affiliates.
•Our unitholders have limited voting rights.
•Control of our general partner or the IDRs (as defined herein) may be transferred to a third party.
•Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.
•Our partnership agreement requires that we distribute all of our available cash.
•We may issue additional units without the approval of our unitholders.
•Our general partner may elect to cause us to issue common units while also maintaining its general partner interest in connection with a resetting of the target distribution levels related to its IDRs.
•Our unitholders liability may not be limited if a court finds that unitholder action constitutes control of our business.
•Our unitholders may have liability to repay distributions that were wrongfully distributed to them.
•The Preferred Units (as defined herein) give the holders thereof liquidation and distribution preferences over our common unitholders.
•The issuance of common units upon exercise of certain warrants would cause dilution to existing common unitholders.
Tax Risks to Our Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes.
•Our unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•Additional entity-level taxation by individual states.
•The tax treatment of publicly traded partnerships could be subject to potential changes or interpretations.
•The IRS (as defined herein) may challenge certain income tax positions, methodologies or treatments that we have taken.
•The IRS may make audit adjustments to our income tax returns for tax years beginning after 2017.
•Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
•Tax gain or loss on the disposition of our common units could be more or less than expected.
•Tax exempt entities and non-United States persons owning our common units face unique tax issues.
•We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate level income taxes.
•A unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those common units.
•There are limits on the deductibility of our losses that may adversely affect our unitholders.
•Purchasers of our common units may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
•Treatment of distributions on our Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of Preferred Units than the holders of our common units.

General Risks
•The default by significant customers and counterparties or the loss of one or more significant customers.
•Failure to maintain an effective system of internal control, including internal control over financial reporting.
•Seasonal weather conditions, natural or man-made disasters, pandemics, terrorism and political unrest.
•Product liability claims and litigation.
•A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties.

Risks Related to Liquidity and Financing

We may not have sufficient cash to enable us to fund our operations, repay indebtedness or pay distributions to our unitholders following the establishment of cash reserves by our general partner and the payment of costs and expenses, including reimbursement of expenses to our general partner.

We may not have sufficient cash to enable us to fund our operations, repay indebtedness or pay distributions. The distribution to our common unitholders may only be made from cash available for distribution after the preferred quarterly distribution to which our preferred units are entitled. The amount of cash we need to fund our operations, repay indebtedness or pay distributions principally depends on the amount of cash we generate from our operations, not profitability, which will fluctuate from quarter to quarter based on, among other things:

•the cost of crude oil, natural gas liquids, gasoline, diesel, and biodiesel that we buy for resale and whether we are able to pass along cost increases to our customers;
•the volume of produced water delivered to our processing facilities;
•disruptions in the availability of crude oil and/or natural gas liquids supply;
•our ability to renew leases for storage and railcars;
•the effectiveness of our commodity price hedging strategy;
•weather conditions across the United States;
•the level of competition from other energy providers; and
•prevailing economic conditions.

In addition, the actual amount of cash we will have available to fund our operations, repay indebtedness or pay distributions also depends on other factors, some of which are beyond our control, including:

•the level of capital expenditures we make;
•the cost of acquisitions, if any;
•restrictions contained in the ABL Facility and the indentures governing our outstanding 7.5% senior notes due 2023, 6.125% senior notes due 2025, 7.5% senior notes due 2026 and 2026 Senior Secured Notes (collectively, the “Indentures”) and other debt service requirements;
•restrictions contained in the agreements relating to our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”), 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and 9.00% Class D Preferred Units (“Class D Preferred Units”) (collectively the “Preferred Units”);
•fluctuations in working capital needs;
•our ability to borrow funds and access capital markets;
•the amount, if any, of cash reserves established by our general partner; and
•other business risks discussed in this Annual Report that may affect our cash levels.

The board of directors of our general partner recently decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet, among other things, the 4.75 to 1.00 total leverage ratio set forth within the indenture of the 2026 Senior Secured Notes. This resulted in the suspension of the quarterly common unit distributions, beginning with the quarter ended December 31, 2020, and all preferred unit distributions, beginning with the quarter ended March 31, 2021.

Our substantial indebtedness may limit our flexibility to obtain financing and to pursue other business opportunities.

At March 31, 2021, the face amount of our long-term debt was $3.4 billion. Our level of debt could have important consequences to us, including the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•our funds available for operations, future business opportunities will be reduced by that portion of our cash flow required to make principal and interest payments on our debt;
•making it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a portion of our then-outstanding ABL Facility borrowings;
•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic and weather conditions, and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our future indebtedness, we would be forced to take actions such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may be unable to effect any of these actions on satisfactory terms or at all. The agreements governing our indebtedness permit us to incur additional debt under certain circumstances, and we may need to incur additional debt in order to implement our growth strategy. We may experience adverse consequences from increased levels of debt.

Restrictions in the ABL Facility and Indentures could adversely affect our business, financial position, results of operations, and the value of our common units.

The ABL Facility and Indentures limit our ability to, among other things:

•incur additional debt or issue letters of credit;
•redeem or repurchase units;
•make certain loans, investments and acquisitions;
•incur certain liens or permit them to exist;
•engage in sale and leaseback transactions;
•enter into certain types of transactions with affiliates;
•enter into agreements limiting subsidiary distributions;
•change the nature of our business or enter into a substantially different business;
•merge or consolidate with another company; and
•transfer or otherwise dispose of assets.

We will be permitted to make distributions to our unitholders once we meet certain defined metrics and as long as no default or event of default exists both immediately before and after giving effect to the declaration and payment of the distribution and the distribution does not exceed available cash for the applicable quarterly period.

The provisions of the ABL Facility and Indentures may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of these agreements could result in a default or an event of default that could enable our lenders, subject to the terms and conditions, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

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

In connection with the offering of the 2026 Senior Secured Notes, we were required to obtain a consent (the “Class D Preferred Consent”) from the holder of the majority of our Class D Preferred Units (the “Class D Preferred Majority”) to, among other things, enable us to consummate the transaction. The Class D Preferred Consent modifies certain voting and approval rights granted to the Class D Preferred Majority under our Amended and Restated Partnership Agreement. Specifically, the Class D Preferred Consent requires us to obtain the approval of the Class D Preferred Majority for:

•incurrences of indebtedness, other than (i) under the ABL Facility, (ii) the issuance of the 2026 Senior Secured Notes and (iii) certain indebtedness outstanding as of the closing of the transaction;
•acquiring or disposing of any assets with an aggregate purchase price of greater than $50.0 million during any fiscal year; and
•making investment capital expenditures or expansion capital expenditures in excess of $75.0 million in the aggregate during any fiscal year.

These approval rights supplement the existing approval rights in our Amended and Restated Partnership Agreement for the Class D Preferred Majority. They became effective upon the closing of the transaction and will remain in effect until we are no longer in arrears on the Class D Preferred Unit distributions. Because the 2026 Senior Secured Notes and the ABL Facility will restrict our ability to pay distributions on our Class D Preferred Unit distributions until we meet certain defined metrics, we cannot predict when such actions will no longer be subject to the approval of the Class D Preferred Consent, and there is no certainty that we will be able to obtain such consent. As with other restrictions in the indenture to the 2026 Senior Secured Notes and the ABL Facility, these restrictions may affect our ability to grow in accordance with our long-term strategy.

Increases in interest rates could adversely impact our common unit price, our ability to issue equity or incur debt, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. We also have exposure to increases in interest rates through variable rate provisions of our Class B Preferred Units and Class C Preferred Units. In addition, the distribution rates on our Class B Preferred Units and Class C Preferred Units convert from fixed rates to floating rates, beginning on and after July 1, 2022, and on and after April 15, 2024, respectively. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates.

Moreover, the market price of our common units, like with other yield-oriented securities, may be impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, increases or decreases in interest rates may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our common unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make payments on our debt obligations and cash distributions at our intended levels.

Risks Related to the Operations of Our Business

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

The crude oil and natural gas production industry tends to run in cycles and may, at any time, cycle into a downturn; if that occurs, the rate at which it returns to former levels, if ever, will be uncertain. Prior adverse changes in the global economic environment and capital markets and declines in prices for crude oil and natural gas have caused many customers to reduce capital budgets for future periods and have caused decreased demand for crude oil and natural gas. Limitations on the availability of capital, or higher costs of capital, for financing expenditures have caused and may continue to cause customers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending may curtail drilling programs and other discretionary spending, which could result in a reduction in business opportunities and demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could materially and adversely affect our consolidated results of operations and in addition to impacting our business, financial condition and results of operations could require us to incur impairment charges against the associated assets or the write down of our goodwill.

Declining crude oil prices and crude production volumes could adversely impact our Water Solutions and Crude Oil Logistics businesses.

The volume of water we process and crude oil we transport is driven in large part by the level of crude oil production in the areas in which we operate. Lower crude oil prices provide the producers with less incentive to spend on capital expenditures, which results in few drilling rigs and lower amounts of production, which negatively impacts our disposal volumes. In addition, a portion of our profitability in our Water Solutions business is generated from the sale of crude oil that we recover when processing produced water, and lower crude oil prices have an adverse impact on these profits if not hedged. A further decline in crude oil prices or a prolonged period of low crude oil prices could have an adverse effect on our businesses.

Our profitability could be negatively impacted by price and inventory risk related to our business.

The Crude Oil Logistics and Liquids Logistics businesses are “margin-based” businesses in which our realized margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in product prices caused by changes in supply, pipeline transportation and storage capacity or other market conditions.

Generally, we attempt to maintain an inventory position that is substantially balanced between our purchases and sales, including our future delivery obligations. We attempt to obtain a certain margin for our purchases by selling our product to our customers, which include third-party consumers, other wholesalers and retailers, and others. However, market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that cannot be passed through to our customers. In general, product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points, creating the potential for sudden and drastic price fluctuations. Sudden and extended wholesale price increases could reduce our margins. Conversely, a prolonged decline in product prices could potentially result in a reduction of the borrowing base under the ABL Facility, and we could be required to liquidate inventory that we have already presold.

One of the strategies of our Liquids Logistics segment is to purchase refined products in the Gulf Coast and West Coast and transport the product on the third-party pipelines for sale in the Southwest. We are subject to the risk of a price decline between the time we purchase refined products and the time we sell the products. We seek to mitigate this risk by entering into NYMEX futures contracts. However, price changes in locations where we operate do not correspond directly with changes in prices in the NYMEX futures market, and as a result these futures contracts cannot be perfect hedges of our commodity price risk.

We are affected by competition from other midstream, transportation, and terminaling and storage companies, some of which are larger and more firmly established and may have greater resources than we do.

We experience competition in all of our segments. In our Liquids Logistics segment, we compete for natural gas liquids supplies and also for customers for our services. Our competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. Our natural gas liquids terminals compete with other terminaling and storage providers in the transportation and storage of natural gas liquids. Natural gas and natural gas liquids also compete with other forms of energy, including electricity, coal, fuel oil and renewable or alternative energy. Our Liquids Logistics segment is also seeing increased competition for supply from international markets. We also face significant competition for refined products supplies and also for customers for our services.

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

Our business would be adversely affected if service at our principal storage facilities or on common carrier pipelines or railroads we use is interrupted.

We use third-party common carrier pipelines to transport our products and we use third-party facilities to store our products. Any significant interruption in the service at these storage facilities or on common carrier pipelines we use would adversely affect our ability to obtain products. We transport natural gas liquids and biodiesel by railcar. We do not own or operate the railroads on which these railcars are transported. Any disruptions in the operations of these railroads could adversely impact our ability to deliver product to our customers.

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

Our operations depend on various forms of storage and transportation for receipt and delivery of crude oil, natural gas liquids and refined products.

We own natural gas liquids and crude oil terminals and lease storage capacity from third-party natural gas liquids and refined product terminals. The facilities depend on pipelines, railroads, truck transports, and storage systems that are owned and operated by third parties. Any interruption of service at the terminals, or on pipeline, railroad or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport product to and from our facilities and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities impact the utilization and value of our terminals. We have historically been able to pass through the costs of pipeline transportation to our customers.

However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our revenues.

The fees charged to customers under our agreements with them for the transportation and sale of crude oil, condensate, natural gas liquids, gasoline, diesel, and biodiesel may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

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

Risk management procedures, including the use of financial derivative contracts, cannot eliminate all commodity price risk, basis risk, or risk of adverse market conditions which can adversely affect our financial position and results of operations. In addition, any non-compliance with our risk policy could result in significant financial losses.

Pursuant to the requirements of our market risk policy, we attempt to lock in a margin for a portion of the commodities we purchase by selling such commodities for physical delivery to our customers, such as independent refiners or major oil companies, or by entering into future delivery obligations under contracts for forward sale. We also enter into financial derivative contracts, such as futures, to protect against commodity price risk and, as a component of our overall business strategy, we may increase or decrease from time to time our use of such financial derivative contracts in the future. Our use of such financial derivative contracts could cause us to forego the economic benefits we would otherwise realize if commodity prices or interest rates were to change in our favor. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand, and sales or future delivery obligations on the other hand. These policies and practices cannot, however, eliminate all risks. Although we monitor such activities in our risk management processes and procedures, such activities could result in losses, which could adversely affect our consolidated results of operations and impair our ability to make payments on our debt obligations or distributions to our unitholders. For example, any event that disrupts our anticipated physical supply of commodities could expose us to risk of loss resulting from the need to cover obligations required under contracts for forward sale.

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

Competition from alternative energy sources, energy efficiency and new technology may reduce the demand for propane and adversely affect our operating results.

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Competition from alternative energy sources, including electricity, natural gas and renewables, has increased from reduced regulation of many utilities. The gradual expansion of the nation’s natural gas distribution systems has resulted in natural gas being available in areas that previously depended on propane. In addition, the national trend toward increased conservation and technological advances, such as installation of improved insulation and the development of more efficient furnaces and other appliances, has adversely affected the demand for propane. Future expansion of alternative energy sources, conservation measures or technological advances in appliance efficiency, power generation or other devices may reduce demand for propane and cause us to lose customers.

We cannot predict the effect that development of alternative energy sources, increased conservation or new technology may have on our operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for crude oil, natural gas, and natural gas liquids.

Reduced demand for refined products could have an adverse effect on our results of operations.

Any sustained decrease in demand for refined products in the markets we serve could reduce our cash flow. Factors that could lead to a decrease in market demand include:

•a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel, and travel;
•higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;
•an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;
•an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for refined products and drive demand for alternative products; and
•the increased use of alternative fuel sources, such as battery-powered engines.

Our future financial performance and growth may be limited by our ability to successfully complete accretive acquisitions on economically acceptable terms.

Our ability to complete accretive acquisitions on economically acceptable terms may be limited by various factors, including, but not limited to:

•increased competition for attractive acquisitions;
•covenants in the ABL Facility and Indentures that limit the amount and types of indebtedness that we may incur to finance acquisitions;
•the approval of the Class D Preferred Majority;
•lack of available cash or external capital or limitations on our ability to issue equity to pay for acquisitions; and
•possible unwillingness of prospective sellers to accept our common units as consideration and the potential dilutive effect to our existing unitholders caused by an issuance of common units in an acquisition.

There can be no assurance that we will identify attractive acquisition candidates in the future, that we will be able to acquire such businesses on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

We may be subject to substantial risks in connection with the integration and operation of acquired businesses, in particular, those businesses with operations that are distinct and separate from our existing operations.

Any acquisitions we make in pursuit of our growth strategy are subject to potential risks, including, but not limited to:

•the inability to successfully integrate the operations of recently acquired businesses;
•the assumption of known or unknown liabilities, including environmental liabilities;
•limitations on rights to indemnity from the seller;
•mistaken assumptions about the overall costs of equity, debt or synergies;
•mistaken assumptions about sales volume, margin or operational expenses;
•unforeseen difficulties operating in new geographic areas or in new business segments;
•the diversion of management’s and employees’ attention from other business concerns;
•customer or key employee loss from the acquired businesses; and
•a potential significant increase in our indebtedness and related interest expense.

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

We may face opposition to the operation of our pipelines and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our unitholders and, accordingly, adversely affect our financial condition and the market price of our securities.

Our business plans are based upon the assumption that societal sentiment will continue to enable, and existing regulations will stay intact for, the future development, transportation and use of hydrocarbon-based fuels. Policy decisions relating to the production, refining, transportation and sale of hydrocarbon-based fuels are subject to political pressures, the negative portrayal of the industry in which we operate by the media and others, and the influence and protests of environmental and other special interest groups. Such negative sentiment regarding the hydrocarbon energy industry could influence consumer preferences and government or regulatory actions, which could, in turn, have an adverse impact on our business.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for hydrocarbon energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or energy infrastructure related projects and ongoing operations, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects, as well as properly run our ongoing operations.

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

Risks Related to Regulatory Compliance

Our sales of crude oil, condensate, natural gas liquids, gasoline, diesel, and biodiesel and related transportation and hedging activities, and our processing of produced water, expose us to potential regulatory risks.

The FTC, the FERC, and the CFTC hold statutory authority to monitor certain segments of the physical and financial energy commodity markets. With regard to our physical sales of energy commodities, and any related transportation and/or hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Additionally, some of our operations are currently subject to FERC regulations obligating us to comply with the FERC’s regulations and policies applicable to those assets and operations. Other of our operations may become subject to the FERC’s jurisdiction in the future (see “–Some of our operations are subject to the jurisdiction of the FERC and other operations may become subject in the future,” below). Any failure on our part to comply with the FERC’s regulations and policies at that time could result in the imposition of civil and criminal penalties. Failure to comply with such regulations, as interpreted and enforced, could have a material and adverse effect on our business, consolidated results of operations and financial position.

The intrastate transportation or storage of crude oil and refined products is subject to regulation by the state in which the facilities are located and transactions occur. Compliance with these state regulations could have a material and adverse effect on that portion of our business, consolidated results of operations and financial position.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which was enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and of entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. The Dodd-Frank Act provides for statutory and regulatory requirements for derivative transactions, including crude oil, refined and renewable products, and natural gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Dodd-Frank Act mandates the CFTC to promulgate rules to define these terms, the full impact of the Dodd-Frank Act on our hedging activities is uncertain at this time. The CFTC has also issued new rules, which became effective on March 15, 2021, that place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. We do not expect the impact of those provisions to have a material effect on us. However, new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Dodd-Frank Act may also materially affect our customers and materially and adversely affect the demand for our services.

Our business is subject to federal, state, provincial and local laws and regulations with respect to environmental, safety and other regulatory matters and the cost of compliance with, violation of or liabilities under, such laws and regulations could adversely affect our profitability.

Our operations, including those involving crude oil, condensate, natural gas liquids, refined products, renewables, and crude oil and natural gas produced water, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities due to handling of produced water and hydrocarbons, such as crude oil, condensate, natural gas liquids, gasoline, diesel, and biodiesel. For instance, our Water Solutions business carries with it environmental risks, including the risk of leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills. Our Crude Oil Logistics and Liquids Logistics businesses carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the impairment or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

We use various modes of transportation to carry natural gas liquids, crude oil, refined and renewable products and produced water, including trucks, railcars, barges, and pipelines, each of which is subject to regulation. With respect to transportation by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002, which cover the security and transportation of hazardous materials and are administered by the DOT. We also own and lease a fleet of railcars, the operation of which is subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies. Railcar accidents within the industry involving trains carrying crude oil from the Bakken region (none of which directly involved any of our business operations), have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by railcar. The introduction of regulations that result in new requirements addressing the type, design, specifications or construction of railcars used to transport crude oil could result in severe transportation capacity constraints during the periods in which new railcars are constructed to meet new specifications or in which the railcars already placed in service are being retrofitted. Our barge transportation operations are subject to the Jones Act, a federal law generally restricting marine transportation in the United States to vessels built and registered in the United States, and manned/owned by United States citizens, as well as setting forth the rules and regulations of the United States Coast Guard. Non-compliance with any of these regulations could result in increased costs related to the transportation of our products and could have an adverse effect on our business.

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

Furthermore, our customers in the oil and gas production industry are subject to certain environmental laws and regulations that may impose significant costs and liabilities on them. Any significant increased costs or restrictions placed on our customers to comply with environmental laws and regulations could affect their production output significantly. Such an effect on our customers could materially and adversely affect our utilization and profitability by reducing demand for our services. The adoption or implementation of any new regulations imposing additional reporting obligations on GHG emissions, or limiting GHG emissions from our equipment and operations, could require us to incur significant costs. For example, the States of Colorado and New Mexico are considering air quality rules to reduce methane and volatile organic compound emissions from oil and gas facilities. The Partnership does not currently expect the final rules to apply to its operations and otherwise have minimal impact to the Partnership’s operations, but the rulemaking is ongoing and the Partnership continues to monitor rule development in these states and others as applicable. As is generally understood regarding the regulatory landscape, there can be no guarantee that these or future rules affecting our operations will not have material effects on our consolidated results of operations and financial position.

Our, our customers’ and our suppliers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, adversely impacting our results of operations and ability to make cash distributions to unitholders, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our crude oil and natural gas exploration and production customers and suppliers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. Although the United States withdrew from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden signed executive orders recommitting the United States to the agreement and calling on the federal government to begin formulating the United States’ nationally determined emissions reduction targets under the agreement.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates recently elected to public office. These have included promises to limit emissions and curtail the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. For example, on January 27, 2021, President Biden issued an Executive Order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. Separately, on January 20, 2021, the Acting Secretary of the United States Department of the Interior issued an order that, among other things, imposed a 60-day moratorium on the issuance of fossil fuel authorizations, including leases and permits, on federal lands. Although the order says it does not limit existing operations under valid leases, on January 27, 2021, President Biden signed an Executive Order indefinitely suspending new oil and gas leasing on federal lands, pending completion of a review of the federal government’s oil and gas permitting and leasing practices. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under shareholder and consumer production laws, alleging that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has applied to join the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our services.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to unitholders.

Finally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect our results of operations and ability to make cash distributions to unitholders. In addition, while our consideration of changing weather conditions and inclusion of safety factors in design covers the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

State and federal legislation and regulatory initiatives relating to our hydraulic fracturing customers could harm our business.

Hydraulic fracturing is a common practice within the oil and gas exploration and production process, including within those fields where are our Water Solutions and Crude Oil Logistics segments operate. The practice of hydraulic fracturing is a well-stimulation technique utilized to facilitate the production of oil and natural gas and other hydrocarbon condensates from shale and tight conventional formations. The exploration and production process, including the practice of hydraulic fracturing, is subject to regulation by state and federal authorities. Jurisdiction and applicable regulatory requirements can vary depending on the location of the activity. The process of hydraulic fracturing has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that the practice could be responsible for incidents of induced seismicity and that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may adversely impact the oil and gas drilling industry. Any current or proposed restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal lands, and on January 27, 2021, the United States Department of the Interior acting pursuant to an Executive Order from President Biden suspended the federal oil and gas leasing program indefinitely. These actions could have a material adverse effect on us and our industry.

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

The FERC regulates the transportation of crude oil and refined products on interstate pipelines, among other things. The FERC’s jurisdiction over oil pipelines derives from a 1906 amendment to the Interstate Commerce Act making oil pipelines common carriers subject to federal regulation. The FERC has regulated oil pipelines under this authority since 1977, when legislation transferred jurisdiction to the FERC from the Interstate Commerce Commission. The Energy Policy Act of

1992 directed the Commission to establish a simplified and generally applicable ratemaking methodology for oil pipelines, keeping with the FERC’s statutory mandate to ensure that oil pipelines’ rates are just and reasonable.

Intrastate transportation and gathering pipelines that do not provide interstate services are not subject to regulation by state regulatory commissions, such as the Railroad Commission of Texas. The distinction between the FERC-regulated interstate pipeline transportation on the one hand and intrastate pipeline transportation on the other hand, is a fact-based determination. The Grand Mesa Pipeline became operational on November 1, 2016 and has several points of origin in Colorado, runs from those origin points through Kansas and terminates in Cushing, Oklahoma. The transportation services on the Grand Mesa Pipeline are subject to FERC regulation. Other of our transportation services could in the future become subject to the jurisdiction of the FERC, which could adversely affect the terms of service, rates and revenues of such services.

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

We are subject to governmental regulation and other legal obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could harm our business.

There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, limits how we may collect and use personal data. The effects of the CCPA potentially are far-reaching and may require us to modify our data processing practices and policies and incur compliance-related costs and expenses. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act (“CPRA”), which expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. These and other data privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

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

Risks Related to Our Partnership Structure and in an Investment in Us

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

Fiduciary duties owed to our unitholders by our general partner are prescribed by law and our partnership agreement. The Delaware Revised Uniform Limited Partnership Act (“Delaware LP Act”) provides that Delaware limited partnerships may, in their partnership agreements, restrict the fiduciary duties owed by the general partner to limited partners and the partnership. Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•limits the liability and reduces the fiduciary duties of our general partner, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty.

As a result of purchasing common units, our unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;
•permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns and its determination whether or not to consent to any merger or consolidation of the Partnership;
•provides that our general partner shall not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning our general partner subjectively believed that the decision was in, or not opposed to, the best interests of the Partnership;
•generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of our unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us; and
•provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

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

The NGL Energy GP Investor Group owns and controls our general partner and its 0.1% general partner interest in us. Although our general partner has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our general partner are executive officers or directors of affiliates of our general partner, conflicts of interest may arise between the NGL Energy GP Investor Group and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders (see “–Our partnership agreement limits the fiduciary duties of our general partner to our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise be breaches of fiduciary duty,” above). The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

•our general partner is allowed to take into account the interests of parties other than us, such as members of the NGL Energy GP Investor Group, in resolving conflicts of interest;
•neither our partnership agreement nor any other agreement requires owners of our general partner to pursue a business strategy that favors us;
•except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner;
•our general partner determines which costs incurred by it are reimbursable by us;
•our general partner may cause us to borrow funds to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the incentive distribution rights (“IDRs”);
•our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations;
•our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units;
•our general partner controls the enforcement of the obligations that it and its affiliates owe to us;
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s IDRs without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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

Prior to the first day of the first quarter beginning after the tenth anniversary of the closing date of our initial public offering (“IPO”), a transfer of IDRs by our general partner requires (except in certain limited circumstances) the consent of a majority of our outstanding common units (excluding common units held by our general partner and its affiliates). However, after the expiration of this period, our general partner may transfer its IDRs to a third party at any time without the consent of our unitholders. If our general partner transfers its IDRs to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its IDRs.

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

Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. Our issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•our existing unitholders’ proportionate ownership interest in us will decrease;
•the amount of available cash for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and

•the market price of the common units may decline.

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

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the IDRs in the prior two quarters. We anticipate that our general partner would exercise this reset right to facilitate acquisitions or organic growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive distributions on its IDRs based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units and general partner interests to our general partner in connection with resetting the target distribution levels.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our Partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

•we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•a unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

The issuance of common units upon exercise of certain warrants would cause dilution to existing common unitholders and may place downward pressure on the trading price of our common units.

We currently have outstanding exercisable warrants to purchase 25,500,000 common units at exercise prices ranging from $13.56 per unit to $17.45 per unit. Any exercise of these warrants would cause dilution to existing common unitholders and may place downward pressure on the trading price of our common units. The warrants may be exercised from and after the first anniversary of the date of issuance. Unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

Tax Risks to Our Unitholders

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

Changes in tax laws could adversely affect our performance.

We are subject to extensive tax laws and regulations, with respect to federal, state and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future.

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

Certain actions that we may take, such as issuing additional units, may increase the federal income tax liability of unitholders.

In the event we issue additional units or engage in certain other transactions in the future, the allocable share of nonrecourse liabilities allocated to the unitholders will be recalculated to take into account our issuance of any additional units. Any reduction in a unitholder’s share of our nonrecourse liabilities will be treated as a distribution of cash to that unitholder and will result in a corresponding tax basis reduction in a unitholder’s units. A deemed cash distribution may, under certain circumstances, result in the recognition of taxable gain by a unitholder, to the extent that the deemed cash distribution exceeds such unitholder’s tax basis in its units.

In addition, the federal income tax liability of a unitholder could be increased if we dispose of assets or make a future offering of units and use the proceeds in a manner that does not produce substantial additional deductions, such as to repay indebtedness currently outstanding or to acquire property that is not eligible for depreciation or amortization for federal income tax purposes or that is depreciable or amortizable at a rate significantly slower than the rate currently applicable to our assets.

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

Treatment of distributions on our Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of Preferred Units than the holders of our common units and such distributions will likely not be eligible for the 20% deduction for qualified publicly traded partnership income.

The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of Preferred Units as partners for tax purposes and will treat distributions on the Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Preferred Units as ordinary income. A holder of our Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution. Otherwise, the holders of Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of Preferred Units. If the Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Preferred Units.

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income, recently issued Treasury Regulations, which are effective for our taxable years beginning on or after January 1, 2020, provide that a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified publicly traded partnership income. As a result, income attributable to a guaranteed payment for the use of capital recognized by holders of Preferred Units is not eligible for the 20% deduction for qualified publicly traded partnership income. All holders of our Preferred Units are urged to consult a tax advisor to determine whether they are eligible to receive the 20% deduction for qualified publicly traded partnership income with respect to their Preferred Units

A holder of Preferred Units will be required to recognize gain or loss on a sale of Preferred Units equal to the difference between the amount realized by such holder and such holder’s tax basis in the Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the holder of Preferred Units to acquire such Preferred Unit. Gain or loss recognized by a holder of Preferred Units on the sale or exchange of a Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Preferred Units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in the Preferred Units by tax-exempt investors, such as employee benefit plans and IRAs, and non-U.S. persons raises issues unique to them. Distributions to non-U.S. holders of Preferred Units will be subject to withholding taxes. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders of Preferred Units may be required to file U.S. federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income for U.S. federal income tax purposes. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Preferred Units.

All holders of our Preferred Units are urged to consult a tax advisor with respect to the consequences of owning our Preferred Units.

General Risks

The default by significant customers and counterparties or loss of one or more significant customers could materially or adversely affect our business, financial condition, results of operations and cash flows.

The deterioration in the financial condition of one or more of our significant customers or counterparties could result in their failure to perform under the terms of their agreement with us or default in the payment owed to us. Our customers and counterparties include industrial customers, local distribution companies, crude oil and natural gas producers, financial institutions and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. While we manage our credit risk exposure through credit analysis, credit approvals, establishing credit limits, requiring prepayments (partially or wholly), requiring product deliveries over defined time periods, and credit monitoring, we are unable to completely eliminate the performance and credit risk to us associated with doing business with these parties. In a low commodity price environment, certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. The deterioration in the creditworthiness of our customers and the resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivables or tangible and intangible assets. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could materially or adversely affect our business, financial condition, results of operations, and cash flows. We expect to continue to depend on key customers to support our revenues for the foreseeable future. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations. Additionally, certain key customers of the Grand Mesa Pipeline contribute significantly to the cash flows and profitability of that asset. Any loss of those customers or their contracts could have an adverse impact on our financial results. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The resolution of our outstanding claims against such a customer or counterparty is dependent on the terms of the plan of reorganization but may include our claims being converted to equity in the reorganized entity and in addition to impacting our business, financial condition and results of operations could require us to incur impairment charges against the associated assets or the write down of our goodwill.

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

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended. We are also subject to the obligation under Section 404(a) of the Sarbanes Oxley Act of 2002 (the “Sarbanes-Oxley Act”) to annually review and report on our internal control over financial reporting, and to the obligation under Section 404(b) of the Sarbanes Oxley Act to engage our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting.

The Sarbanes-Oxley Act requires public companies to have and maintain effective disclosure controls and procedures to ensure timely disclosures of material information and to have management review the effectiveness of those controls on a quarterly basis. The Sarbanes-Oxley Act also requires public companies to have and maintain effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and to have management review the effectiveness of those controls on an annual basis (and have the company’s independent auditors attest to the effectiveness of such internal controls).

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

The spread of COVID-19 and the resulting impact on business and economic conditions may affect adversely our business, financial condition, results of operations and cash flows.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We believe that we have satisfactory title or valid rights to use all of our material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-compete agreements entered into in connection with acquisitions and other encumbrances, easements and restrictions, we do not believe that any of these burdens will materially interfere with our continued use of these properties in our business, taken as a whole. Our obligations under the ABL Facility and indenture for the 2026 Senior Secured Notes are secured by liens and mortgages on substantially all of our real and personal property.

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

Item 3.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the captions “Legal Contingencies” and “Environmental Matters” in Note 9 and “Third-party Bankruptcy” in Note 18 to our consolidated financial statements included in this Annual Report, which is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” At May 28, 2021, there were approximately 110 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”
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

General Partner Interest

Our general partner is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs) and our general partner does not contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. As of March 31, 2021, we owned 8.69% of our general partner.

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

Restrictions on the Payment of Distributions

As described in Note 8 to our consolidated financial statements included in this Annual Report, the indenture to the 2026 Senior Secured Notes restricts us from paying distributions until our total leverage ratio (as defined in the indenture) for the most recently ended four full fiscal quarters at the time of the distribution is not greater than 4.75 to 1.00. In addition, quarterly distributions on the Preferred Units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units. As the distributions for all of our Preferred Units are cumulative, we are unable to declare an distribution for our common units unless all accumulated and unpaid distributions have been declared and paid on the Preferred Units. See Note 10 to our consolidated financial statements included in this Annual Report for a discussion of the cumulative distributions for the Preferred Units.

Recent Development

The board of directors of our general partner decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet the 4.75 to 1.00 total leverage ratio set forth within the indenture of the 2026 Senior Secured Notes, as discussed further above. This resulted in the suspension of the quarterly common unit distributions, beginning with the quarter ended December 31, 2020, and all preferred unit distributions, beginning with the quarter ending March 31, 2021.

Common Unit Repurchase Program

The following table summarizes the repurchase of common units during the three months ended March 31, 2021:

Period	Total Number of Common Units Purchased	Average Price Paid Per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Common Units that May Yet Be Purchased Under the Program
January 1-31, 2021	—	$—	—	$150,000,000
February 1-28, 2021	20,071	$2.39	—	$150,000,000
March 1-31, 2021	—	$—	—	$150,000,000
	20,071		—	$150,000,000

The common units were not repurchased under the publicly announced program, but rather they were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are including the common units surrendered in the Total Number of Common Units Purchased column.

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

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership (“we,” “us,” “our,” or the “Partnership”) formed in September 2010. NGL Energy Holdings LLC serves as our general partner.

Over the past several years, we have undertaken a number of important strategic actions in an effort to leverage the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. These steps included sale of the following:

•Our Retail Propane segment;
•NGL Water Solutions Bakken, LLC;

•Our South Pecos water disposal business;
•TransMontaigne Product Services, LLC (“TPSL”);
•Our refined products business in the mid-continent region of the United States (“Mid-Con”); and
•Our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”).

We also acquired strategic water infrastructure assets including Mesquite Disposals Unlimited, LLC (“Mesquite”) and the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) as well as DCP Midstream LP’s natural gas liquids business. For a further discussion of the dispositions and acquisitions transactions, see Part I, Item 1–“Business–Overview” and Note 4 , Note 18 and Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K (“Annual Report”).

The sale of our former Retail Propane segment and the sale of TPSL, Mid-Con and Gas Blending, within our former Refined Products and Renewables segment, all represented strategic shifts in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to our former Retail Propane segment, TPSL, Mid-Con and Gas Blending have been classified as discontinued operations for all periods presented. See Note 19 to our consolidated financial statements included in this Annual Report for a further discussion of these transactions.

Recent Developments

Debt Refinancing

On February 4, 2021, we closed on a private offering of $2.05 billion of 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) and a new credit agreement (the “New Credit Agreement”) which consists of a $500.0 million asset-based revolving credit facility (“ABL Facility”). We used the net proceeds from the issuance of the 2026 Senior Secured Notes (along with borrowings under the ABL Facility) to (i) repay all outstanding borrowings under and terminate our existing revolving credit facility, (ii) repay all outstanding borrowings under and terminate our term credit agreement and (iii) pay fees and expenses in connection therewith as well as fees and expenses in connection with the issuance of the 2026 Senior Secured Notes and entering into the ABL Facility.

As part of this refinancing, we also agreed to certain restricted payment provision under the 2026 Senior Secured Notes and ABL Facility, one of which is the suspension of the quarterly common unit distributions, beginning with the quarter ended December 31, 2020, and all preferred unit distributions, beginning with the quarter ended March 31, 2021. The cash savings from the suspension of the distributions should accelerate the deleveraging of our balance sheet and increase our liquidity, which should create more financial flexibility going forward. Due to refinancing our old floating-rate debt with new fixed-rate debt at a higher interest rate, our interest expense is expected to increase going forward when compared to prior periods, as we work on deleveraging our balance sheet.

See Note 8 to our consolidated financial statements included in this Annual Report and “–Liquidity, Sources of Capital and Capital Resource Activities” for a discussion of these transactions.

Repurchases of Senior Unsecured Notes

During the three months ended March 31, 2021, we repurchased $47.9 million of the 7.5% Senior Unsecured Notes Due 2026 (“2026 Notes”).

Global Pandemic

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

Also, commodity price declines have had an adverse impact on many participants in the energy markets, and the inherent risk of customer or counterparty nonperformance is higher when commodity prices are low or decline. In June 2020, Extraction Oil & Gas, Inc. (“Extraction”), who is a significant shipper on our crude oil pipeline, filed a petition for bankruptcy under Chapter 11 of the bankruptcy code and in their filing requested that the court authorize it to reject its transportation contracts, for which we filed an objection. On November 2, 2020, the bankruptcy court issued a bench ruling granting Extraction’s motion to reject the transportation contracts effective as of June 14, 2020. We disputed the rejection motion and appealed the bankruptcy court’s approval of the rejection of the transportation contracts. On December 21, 2020, we announced a global settlement agreement with Extraction, as it relates to Extraction’s emergence from bankruptcy, which occurred on January 21, 2021. Among other consideration, the global settlement agreement provided for the following: (i) a new long-term supply agreement, which includes a significant acreage dedication in the DJ Basin, and retains Extraction’s crude oil volumes for shipping on our Grand Mesa Pipeline; (ii) a new rate structure under the supply agreement, which is based on calendar month average New York Mercantile Exchange (“NYMEX”) prices with an agreed upon differential plus an increase in the rate when those NYMEX prices exceed $50.00 per barrel; and (iii) the receipt of $35.0 million from Extraction as a liquidated payment for our unsecured claims, which was received on January 21, 2021. See Note 18 to our consolidated financial statements included in this Annual Report for a further discussion.

While some global and regional economies are beginning to reopen, the potential future limitations and impact of COVID-19 on our business are still unknown at this time and although we tend to experience less demand for certain of our services and products when commodity prices decrease significantly over extended periods of time, and given the uncertain timing of a return of refined product demand to historical levels, the extent of the impact these events will have on our results of operations is unclear. Crude oil prices have increased but future drilling and production plans are continually being assessed.

Water Solutions

Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from oil and natural gas production. We also sell produced water for reuse and brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.

We operate in a number of the most prolific crude oil and natural gas producing areas including the Delaware Basin in New Mexico and Texas, the Midland Basin in Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 498.1 million barrels of produced water across its areas of operation during the year ended March 31, 2021, we believe that we are the largest independent produced water transportation and disposal company in the United States.

The opportunity to generate revenue in our Water Solutions business is driven in large part by the level of crude oil production in the areas where are facilities are located. Prior to the pandemic, we saw the level of crude oil production increase, particularly in the Permian and DJ Basins, due to increasing or stable crude oil prices, which positively impacted our disposal volumes. Lower crude oil prices provide producers with less incentive to drill and complete new wells, which results in lower production and negatively impacts our disposal volumes.

Our Water Solutions segment generated an operating loss of $92.7 million during the year ended March 31, 2021, which included an impairment charge of $84.3 million to write down the value of an asset group due to a decline in producer activity, resulting in lower disposal volumes and to write down the value of certain inactive or underutilized saltwater disposal facilities (see Note 5 and Note 7 to our consolidated financial statements included in this Annual Report). Our Water Solutions segment generated an operating loss of $173.1 million during the year ended March 31, 2020, which included a goodwill impairment charge of $250.0 million (see Note 6 to our consolidated financial statements included in this Annual Report).

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

The following table summarizes the range of low and high crude oil spot prices per barrel of NYMEX West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Crude Oil Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2021 (1)	$(37.63)	$66.09	$59.16
2020	$20.09	$66.30	$20.48
2019	$42.53	$76.41	$60.14

(1)     On April 20, 2020, crude oil prices collapsed due to low demand as a result of the COVID-19 lockdowns and a lack of available storage.

Prior to the substantial decline in crude oil prices, the crude oil markets were in backwardation, a condition in which forward crude oil prices are lower than spot prices. As a result of the decline in prices, the crude oil markets were in contango, from April 2020 to February 2021, a condition in which forward crude oil prices are greater than spot prices. Starting in March 2021, we are now in backwardation. Our Crude Oil Logistics business benefits when the market is in contango, as increasing prices result in inventory holding gains during the time between when we purchase inventory and when we sell it. In addition, we are able to better utilize our storage assets when contango markets justify storing barrels. We believe volatility in commodity prices will continue into the near term, our ability to adjust to and manage this volatility may impact our financial results.

Our Crude Oil Logistics segment generated an operating loss of $304.3 million during the year ended March 31, 2021, which included impairment charges of $383.6 million related to the Extraction bankruptcy. Our Crude Oil Logistics segment generated operating income of $117.8 million during the year ended March 31, 2020.

Liquids Logistics

Our Liquids Logistics segment (formerly named Liquids and Refined Products) conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 28 company-owned terminals, third-party storage and terminal facilities, common carrier pipelines and a fleet of leased railcars. We also provide marine exports of butane through our facility located in Chesapeake, Virginia. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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

The following table summarizes the range of low and high propane spot prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Propane Spot Price Per Gallon			Propane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2021	$0.23	$1.53	$0.86	$0.25	$1.07	$0.92
2020	$0.18	$0.60	$0.25	$0.19	$0.68	$0.28
2019	$0.50	$0.88	$0.55	$0.58	$1.11	$0.64

The following table summarizes the range of low and high butane spot prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Butane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2021	$0.28	$1.16	$0.98
2020	$0.19	$0.80	$0.29
2019	$0.71	$1.51	$0.75
The following table summarizes the range of low and high Gulf Coast gasoline spot prices per barrel using NYMEX gasoline prompt-month futures for the periods indicated and the prices at period end:

	Gasoline Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2021	$21.43	$90.30	$82.04
2020	$17.30	$89.55	$24.07
2019	$52.45	$95.35	$79.62

The following table summarizes the range of low and high diesel spot prices per barrel using NYMEX ULSD prompt-month futures for the periods indicated and the prices at period end:

	Diesel Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2021	$25.64	$82.64	$74.39
2020	$40.08	$89.17	$42.51
2019	$69.81	$102.36	$82.88

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Liquids Logistics segment generated operating income of $70.4 million and $142.4 million during the years ended March 31, 2021 and March 31, 2020, respectively.

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Revenues	$5,227,023	$7,584,000	$8,689,157
Cost of sales	4,493,822	6,604,383	7,983,061
Operating expenses	254,562	332,993	231,065
General and administrative expense	70,468	113,664	107,407
Depreciation and amortization	317,227	265,312	211,973
Loss on disposal or impairment of assets, net	475,436	261,786	34,296
Revaluation of liabilities	6,261	9,194	(5,373)
Operating (loss) income	(390,753)	(3,332)	126,728
Equity in earnings of unconsolidated entities	1,938	1,291	2,533
Interest expense	(198,799)	(181,184)	(164,725)
(Loss) gain on early extinguishment of liabilities, net	(16,692)	1,341	(12,340)
Other (expense) income, net	(36,503)	1,684	(30,418)
Loss from continuing operations before income taxes	(640,809)	(180,200)	(78,222)
Income tax benefit (expense)	3,391	(345)	(1,233)
Loss from continuing operations	(637,418)	(180,545)	(79,455)
(Loss) income from discontinued operations, net of tax	(1,769)	(218,235)	418,850
Net (loss) income	(639,187)	(398,780)	339,395
Less: Net (income) loss attributable to noncontrolling interests	(632)	1,773	20,206
Less: Net loss attributable to redeemable noncontrolling interests	—	—	446
Net (loss) income attributable to NGL Energy Partners LP	$(639,819)	$(397,007)	$360,047

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations, disposals and other transactions.

Acquisitions and Dispositions

In March 2021, we acquired the Ambassador pipeline, an approximately 225-mile natural gas liquids pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan (see Note 4 to our consolidated financial statements included in this Annual Report). During the year ended March 31, 2021, we sold certain permits, land and a saltwater disposal facility to a third-party (see Note 18 to our consolidated financial statements included in this Annual Report). We also completed numerous acquisitions and dispositions during the years ended March 31, 2020 and 2019. These transactions impact the comparability of our results of operations between our current and prior fiscal years.

During the year ended March 31, 2020, we completed the following acquisitions:

•On July 2, 2019, we acquired all of assets of Mesquite (including 34 saltwater disposal wells and approximately 175 miles of pipelines);
•On October 31, 2019, we acquired all of the equity interests of Hillstone (including 19 saltwater disposal wells);
•On November 7, 2019, we acquired the exclusive rights to use certain land in Lea County, New Mexico for produced and treated water operations from one entity, certain membership interests in another entity and other assets;
•During the year ended March 31, 2020, we acquired one saltwater disposal facility (including three saltwater disposal wells) in Eddy County, New Mexico; and
•During the year ended March 31, 2020, we acquired land and two saltwater disposal wells in Pecos County, Texas.

During the year ended March 31, 2020, we completed the following dispositions which have been classified as discontinued operations (see “Overview” above):

•On September 30, 2019, we completed the sale of TPSL to Trajectory Acquisition Company, LLC;
•On January 3, 2020, we completed the sale of our Mid-Con refined products business to a third-party; and
•On March 30, 2020, we completed the sale of our Gas Blending business to another third-party.

During the year ended March 31, 2019, we completed the following dispositions:

•On February 28, 2019, we completed the sale of our South Pecos water disposal business to a subsidiary of WaterBridge Resources LLC;
•On November 30, 2018, we completed the sale of NGL Water Solutions Bakken, LLC to an affiliate of Tallgrass Energy, LP; and
•On July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior Plus Corp. and, finally, on August 14, 2018, we sold our interest in Victory Propane, LLC.

Seasonality

Seasonality impacts our Liquids Logistics segment. Consequently, for our Liquids Logistics business, revenues, operating profits and operating cash flows are generated mostly in the third and fourth quarters of our fiscal year. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. See “–Liquidity, Sources of Capital and Capital Resource Activities–Cash Flows.”

Segment Operating Results for the Years Ended March 31, 2021 and 2020

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated. As previously reported, on July 2, 2019, we acquired all of the assets of Mesquite and on October 31, 2019, we acquired all of the equity interests of Hillstone, thus the fiscal year 2020 results only include a partial year of operations related to these transactions.

	Year Ended March 31,
	2021	2020	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$308,511	$304,076	$4,435
Sale of recovered crude oil	28,599	59,445	(30,846)
Other service revenues	33,876	58,538	(24,662)
Total revenues	370,986	422,059	(51,073)
Expenses:
Cost of sales-excluding impact of derivatives	2,557	5,511	(2,954)
Derivative loss (gain)	7,065	(39,381)	46,446
Operating expenses	142,371	192,987	(50,616)
General and administrative expenses	6,403	7,939	(1,536)
Depreciation and amortization expense	222,107	163,588	58,519
Loss on disposal or impairment of assets, net	76,942	255,285	(178,343)
Revaluation of liabilities	6,261	9,194	(2,933)
Total expenses	463,706	595,123	(131,417)
Segment operating loss	$(92,720)	$(173,064)	$80,344

Produced water processed (barrels per day)
Delaware Basin (1)	1,148,582	1,170,158	(21,576)
Eagle Ford Basin	78,397	246,784	(168,387)
DJ Basin	111,016	164,936	(53,920)
Other Basins	26,596	61,091	(34,495)
Total	1,364,591	1,642,969	(278,378)
Solids processed (barrels per day)	1,324	5,697	(4,373)
Skim oil sold (barrels per day)	1,957	3,397	(1,440)
Service fees for produced water processed ($/barrel) (2)	$0.62	$0.63	$(0.01)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.06	$0.12	$(0.06)
Operating expenses for produced water processed ($/barrel) (2)	$0.29	$0.40	$(0.11)

(1)    During the year ended March 31, 2020, barrels per day of produced water processed by the assets acquired in the Mesquite and Hillstone transactions are calculated by the number of days in which we owned the assets.
(2)    Total produced water barrels processed during the years ended March 31, 2021 and 2020 were 498,075,843 and 485,115,941, respectively.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in the volume of produced water processed primarily driven by our acquisitions of Mesquite and Hillstone as well as new produced water volumes received upon the completion and commencement of the Partnership’s Poker Lake pipeline. The pipeline was successfully completed in October 2020 with a capacity of over 400,000 barrels per day and connects into our integrated Delaware Basin produced water pipeline infrastructure network. These increases were partially offset by a decrease in the volume of other produced water processed resulting from lower crude oil prices, development activity and production volumes.

Recovered Crude Oil Revenues. The decrease was due primarily to a reduction in the number of producing wells completed in our area of operations, a decrease in the percentage of skim oil volumes recovered per produced water barrel processed and lower crude oil prices. The lower percentage of skim oil volumes recovered was due primarily to an increase in produced water transported through pipelines (which contains less oil per barrel of produced water), and the addition of contract structures that allow producers to keep the skim oil recovered from produced water.

Other Service Revenues. Other service revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues, brackish non-potable water revenues and resale water revenues. The decrease was due primarily to reduced customer development activity and needs for these services resulting from the decline in crude oil prices. These decreases were partially offset by the sale of water to customers for use in their operations.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchasing and transportation costs related to our brackish non-potable water and crude oil sales.

Derivative Loss (Gain). We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the year ended March 31, 2021 included $24.5 million of net unrealized losses on derivatives and $17.4 million of net realized gains on derivatives. Our cost of sales during the year ended March 31, 2020 included $29.9 million of net unrealized gains on derivatives and $9.5 million of net realized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April through December 2020 and recorded a gain of $1.9 million on those derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to the deployment of automation and subsequent reduction in employee headcount, reduced equipment rental (including generators) and associated diesel fuel and repairs and lower maintenance expense. In addition, acquisition expenses were lower by $4.1 million as we did not close on any acquisitions during the year ended March 31, 2021.

Depreciation and Amortization Expense. The increase was due primarily to Mesquite and Hillstone acquisitions completed in the prior year and newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded:

•an impairment charge of $72.4 million to write down the value of an asset group and certain intangible assets due to a decline in producer activity, resulting in lower disposal volumes (see Note 5 and Note 7 to our consolidated financial statements included in this Annual Report);
•an impairment charge of $11.9 million to write down the value of certain inactive or underutilized saltwater disposal facilities (see Note 5 to our consolidated financial statements included in this Annual Report);
•a net loss of $6.7 million related to write-down or write off of certain assets, including facilities damaged by lightning strikes and abandoned projects, and the sale of certain other miscellaneous assets (see Note 5 to our consolidated financial statements included in this Annual Report); and
•a gain of $14.0 million related to the sale of certain permits, land and a saltwater disposal facility (see Note 18 to our consolidated financial statements included in this Annual Report).

During the year ended March 31, 2020, we recorded:

•a goodwill impairment charge of $250.0 million related to the current macroeconomic conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulting in expected decreases in future cash flows for certain of our assets (see Note 6 to our consolidated financial statements included in this Annual Report);
•an impairment charge of $13.5 million related to certain inactive saltwater disposal facilities;
•a net loss of $9.2 million on the disposals of certain other assets;
•a gain of $14.5 million for the sale of certain water permits (see Note 18 to our consolidated financial statements included in this Annual Report); and
•a gain of $1.0 million for cash received related to a loan receivable that was previously written off.

Revaluation of Liabilities. During the year ended March 31, 2021, there was an increase in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to higher expected production from new customers, resulting in an increase to the expected future royalty payment.

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

During the year ended March 31, 2020, there was a reduction in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to lower expected production from new customers and an increase in facilities due to acquisitions, resulting in a decrease to the expected future royalty payment.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2021	2020	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,574,699	$2,383,812	$(809,113)
Crude oil transportation and other	153,588	184,129	(30,541)
Total revenues (1)	1,728,287	2,567,941	(839,654)
Expenses:
Cost of sales-excluding impact of derivatives	1,473,330	2,347,863	(874,533)
Derivative loss (gain)	49,314	(35,736)	85,050
Operating expenses	56,918	61,708	(4,790)
General and administrative expenses	8,038	6,723	1,315
Depreciation and amortization expense	60,874	70,759	(9,885)
Loss (gain) on disposal or impairment of assets, net	384,143	(1,144)	385,287
Total expenses	2,032,617	2,450,173	(417,556)
Segment operating (loss) income	$(304,330)	$117,768	$(422,098)

Crude oil sold (barrels)	38,349	42,799	(4,450)
Crude oil transported on owned pipelines (barrels)	32,797	45,884	(13,087)
Crude oil storage capacity - owned and leased (barrels) (2)	5,239	5,362	(123)
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	2,062	(561)
Crude oil inventory (barrels) (2)	1,201	1,111	90
Crude oil sold ($/barrel)	$41.062	$55.698	$(14.636)
Cost per crude oil sold ($/barrel) (3)	$38.419	$54.858	$(16.439)
Crude oil product margin ($/barrel) (3)	$2.643	$0.840	$1.803

(1)    Revenues include $6.7 million and $18.2 million of intersegment sales during the years ended March 31, 2021 and 2020, respectively, that are eliminated in our consolidated statements of operations.
(2)    Information is presented as of March 31, 2021 and March 31, 2020, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The decrease was due primarily to a decrease in crude oil prices and sales volumes during the year ended March 31, 2021, compared to the year ended March 31, 2020. The volumes decreased due to changes in the method of delivery to the market in the Permian region, as a significant amount of production switched to long haul pipeline owned and controlled by others.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, which decreased revenues by $32.8 million during the year ended March 31, 2021, compared to the year ended March 31, 2020. During the year ended March 31, 2021, financial volumes on the Grand Mesa Pipeline averaged approximately 94,000 barrels per day, compared to 131,000 barrels per day for the year ended March 31, 2020 (volume amounts are from both internal and external parties) primarily due to the court approved rejection of the Extraction transportation agreement (see Note 18 to our consolidated financial statements included in this Annual Report).

Cost of Sales-Excluding Impact of Derivatives. The decrease was due to a decrease in crude oil prices and reduced volumes during the year ended March 31, 2021, compared to the year ended March 31, 2020.

Derivative Loss (Gain). Our cost of sales during the year ended March 31, 2021 included $25.9 million of net realized losses on derivatives and $23.4 million of net unrealized losses on derivatives. The losses are due to a very volatile pricing market during the year ended March 31, 2021. Our cost of sales during the year ended March 31, 2020 included $24.4 million of net realized gains on derivatives and $11.3 million of net unrealized gains on derivatives. In March 2020, we closed and realized derivative contracts that had scheduled settlement dates from May 2020 through June 2020, which accounted for $16.7 million of the realized gains for the prior year.

Crude Oil Product Margin. The increase was due to inventory purchased during the three months ended June 30, 2020 at lower prices and held for sale during the three months ended September 30, 2020 and the three months ended December 31, 2020 when prices recovered.

Operating and General and Administrative Expenses. Expenses decreased compared to the prior year due to a decrease of utilities, as lower volumes were being shipped on the Grand Mesa Pipeline and other cost cutting measures which were partially offset by the write off of a $5.7 million receivable from Extraction (see Note 18 to our consolidated financial statements included in this Annual Report).

Depreciation and Amortization Expense. The decrease was due to the retirement of certain assets and other assets being fully depreciated or amortized during the year ended March 31, 2020.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded a net loss of $145.8 million for the impairment of an intangible asset, related to a rejected transportation agreement with Extraction (see Note 18 to our consolidated financial statements included in this Annual Report), and a net loss of $237.8 million for the impairment of goodwill (see Note 6 to our consolidated financial statements included in this Annual Report). During the year ended March 31, 2020, we recorded a net gain of $1.1 million related to the disposal of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Year Ended March 31,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)(2)	$1,124,087	$2,394,663	$(1,270,576)
Cost of sales-excluding impact of derivatives (3)	1,108,493	2,367,850	(1,259,357)
Derivative loss (gain)	930	(3,225)	4,155
Product margin	14,664	30,038	(15,374)

Propane sales:
Revenues (1)	1,027,582	846,756	180,826
Cost of sales-excluding impact of derivatives	949,402	766,521	182,881
Derivative loss	10,994	3,536	7,458
Product margin	67,186	76,699	(9,513)

Butane sales:
Revenues (1)	517,857	564,016	(46,159)
Cost of sales-excluding impact of derivatives	469,394	486,777	(17,383)
Derivative loss (gain)	22,353	(8,288)	30,641
Product margin	26,110	85,527	(59,417)

Other product sales:
Revenues-excluding impact of derivatives (1)	446,744	775,458	(328,714)
Cost of sales-excluding impact of derivatives	424,191	732,967	(308,776)
Derivative gain	(7,078)	(2,846)	(4,232)
Product margin	29,631	45,337	(15,706)

Service revenues:
Revenues (1)	33,915	40,216	(6,301)
Cost of sales	4,751	9,207	(4,456)
Product margin	29,164	31,009	(1,845)

Expenses:
Operating expenses	55,273	77,980	(22,707)
General and administrative expenses	8,507	12,644	(4,137)
Depreciation and amortization expense	29,184	27,930	1,254
Loss on disposal or impairment of assets, net	3,350	7,645	(4,295)
Total expenses	96,314	126,199	(29,885)
Segment operating income	$70,441	$142,411	$(71,970)

	Year Ended March 31,
	2021	2020	Change
	(in thousands, except per gallon amounts)

Natural gas liquids and refined products storage capacity - owned and leased (gallons) (4)	427,975	400,301	27,674

Refined products sold (gallons)	834,717	1,272,546	(437,829)
Refined products sold ($/gallon)	$1.347	$1.890	$(0.543)
Cost per refined products sold ($/gallon) (5)	$1.328	$1.861	$(0.533)
Refined products product margin ($/gallon) (5)	$0.019	$0.029	$(0.010)
Refined products inventory (gallons) (4)	1,223	2,391	(1,168)

Propane sold (gallons)	1,364,224	1,478,759	(114,535)
Propane sold ($/gallon)	$0.753	$0.573	$0.180
Cost per propane sold ($/gallon) (5)	$0.696	$0.518	$0.178
Propane product margin ($/gallon) (5)	$0.057	$0.055	$0.002
Propane inventory (gallons) (4)	51,026	57,221	(6,195)
Propane storage capacity leased to third parties (gallons) (4)	53,947	46,066	7,881

Butane sold (gallons)	655,256	814,528	(159,272)
Butane sold ($/gallon)	$0.790	$0.692	$0.098
Cost per butane sold ($/gallon) (5)	$0.716	$0.598	$0.118
Butane product margin ($/gallon) (5)	$0.074	$0.094	$(0.020)
Butane inventory (gallons) (4)	20,066	24,808	(4,742)
Butane storage capacity leased to third parties (gallons) (4)	56,700	33,894	22,806

Other products sold (gallons)	471,245	602,872	(131,627)
Other products sold ($/gallon)	$0.948	$1.286	$(0.338)
Cost per other products sold ($/gallon) (5)	$0.900	$1.216	$(0.316)
Other products product margin ($/gallon) (5)	$0.048	$0.070	$(0.022)
Other products inventory (gallons) (4)	19,195	26,126	(6,931)

(1)    Revenues include $6.1 million and $5.0 million of intersegment sales during the years ended March 31, 2021 and 2020, respectively, that are eliminated in our consolidated statements of operations.
(2)    Revenues include $10.3 million of intersegment sales during the year ended March 31, 2020 between certain businesses within the Liquids Logistics segment and TPSL, Mid-Con and Gas Blending that are eliminated in our consolidated statement of operations.
(3)    Cost of sales include $8.2 million of intersegment cost of sales during the year ended March 31, 2020 between certain businesses within the Liquids Logistics segment and TPSL, Mid-Con and Gas Blending that are eliminated in our consolidated statement of operations.
(4)    Information is presented as of March 31, 2021 and March 31, 2020, respectively.
(5)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to a decrease in refined products prices and volumes due to the sizable reduction in demand for both gasoline and diesel products due to the COVID-19 pandemic. There was also a large decrease in volumes due to the elimination of our sales in the Northeast and Southeast due to our non-compete clause with the purchaser of our TPSL business.

Refined Products Derivative Loss (Gain). Our margin during the year ended March 31, 2021 included a loss of $0.9 million from our risk management activities due primarily to NYMEX future prices increasing on our short future positions. Our margin during the year ended March 31, 2020 included a gain of $3.2 million from our risk management activities due primarily to unrealized gains on our open forward physical positions and decreases in NYMEX futures prices on our short future positions.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales-excluding impact of derivatives were due to increased commodity prices in the fourth quarter of the year ended March 31, 2021, as a result of winter storm Uri in February 2021. These increases were partially offset by lower volumes as a result of lower commercial and industrial demand due to the COVID-19 pandemic.

Propane Derivative Loss. Our cost of wholesale propane sales included $3.3 million of net unrealized gains on derivatives and $14.3 million of net realized losses on derivatives during the year ended March 31, 2021. During the year ended March 31, 2020, our cost of wholesale propane sales included $1.5 million of net unrealized losses on derivatives and $2.0 million of net realized losses on derivatives.

Propane product margins per gallon of propane sold were higher during the year ended March 31, 2021 than during the year ended March 31, 2020 due primarily to inventory values aligning with reduced commodity prices at index markets as well as the extreme cold weather in February 2021.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives in butane were due primarily to lower product demand which decreased due to lower gasoline blending volumes and decreased export sales related to the COVID-19 pandemic.

Butane Derivative Loss (Gain). Our cost of butane sales during the year ended March 31, 2021 included $3.2 million of net unrealized losses on derivatives and $19.1 million of net realized losses on derivatives. Our cost of butane sales included $0.5 million of net unrealized losses on derivatives and $8.8 million of net realized gains on derivatives during the year ended March 31, 2020.

Butane product margins per gallon of butane sold were lower during the year ended March 31, 2021 than during the year ended March 31, 2020 due primarily to the weaker domestic market demand due to COVID-19.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales - excluding the impact of derivatives, were due to lower commodity prices and lower demand due to the lockdowns related to the COVID-19 pandemic.

Other Products Derivative Gain. Our cost of sales of other products during the year ended March 31, 2021 included $0.5 million of net unrealized gains on derivatives and $17.5 million of net realized gains on derivatives. Our cost of sales of other products included $0.6 million of net unrealized losses on derivatives and $3.4 million of net realized gains on derivatives during the year ended March 31, 2020.

Other product sales product margins during the year ended March 31, 2021 decreased primarily due to softer product demand during the COVID-19 pandemic and associated economic slowdown. In addition, the margin for the year ended March 31, 2020, included a biodiesel tax credit of $13.8 million. The impact of the biodiesel tax credit for the year March 31, 2021 was approximately $0.4 million.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease during the year ended March 31, 2021 was primarily to weaker demand as producers shut-in and curtailed production.

Operating and General and Administrative Expenses. Expenses decreased for the year ended March 31, 2021 due to lower volumes and services rendered as well as reduced costs with lower incentive compensation and restricted travel due to COVID-19.

Depreciation and Amortization Expense. Expense for the year ended March 31, 2021 was higher due to the acceleration of depreciation expense prior to the sale of a terminal facility.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded an impairment loss of approximately $3.3 million to the write down in value of a terminal we have ceased operating. During the year ended March 31, 2020, we recorded an impairment of $7.7 million due to adjusting the cost basis of pipeline line fill to the market price of propane as of March 31, 2020.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2021	2020	Change
	(in thousands)
Other revenues:
Revenues	$1,255	$1,038	$217
Cost of sales	1,816	1,774	42
Loss	(561)	(736)	175

Expenses:
Operating expenses	—	318	(318)
General and administrative expenses	47,520	86,358	(38,838)
Depreciation and amortization expense	5,062	3,035	2,027
Loss on disposal or impairment of assets, net	11,001	—	11,001
Total expenses	63,583	89,711	(26,128)
Operating loss	$(64,144)	$(90,447)	$26,303

General and Administrative Expenses. The decrease during the year ended March 31, 2021 was due primarily to lower equity-based compensation expense and acquisition expenses. During the year ended March 31, 2021, equity-based compensation expense was $6.7 million, compared to $26.5 million during the year ended March 31, 2020. During the year ended March 31, 2021, acquisition expenses were $1.7 million, compared to $15.6 million during the year ended March 31, 2020. The driver behind the decrease in acquisition expenses was primarily due to expenses incurred in connection with our acquisitions of both Mesquite and Hillstone in the year ended March 31, 2020.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded a net loss of $11.0 million, which was primarily due to the write-off of a loan receivable related to the construction of a facility (see Note 18 to our consolidated financial statements included in this Annual Report for further discussion) and a loss from the write-off of installment payments made in connection with an option agreement to invest in a third party.

Equity in Earnings of Unconsolidated Entities

The increase of $0.6 million during the year ended March 31, 2021 was due primarily to higher earnings from certain membership interests acquired in November 2019 related to specific land and water services operations, partially offset by a higher loss from our interest in an aircraft company during the year ended March 31, 2021.

Interest Expense

Interest expense includes interest charged on the revolving credit facilities, term loan credit facility, senior secured notes and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $17.6 million during the year ended March 31, 2021 was due to the issuance of the 2026 Senior Secured Notes, our entering into the bridge term loan facility in connection with the Mesquite acquisition in July 2019, which was replaced in June 2020 by the term credit agreement at a higher interest rate and increased debt issuance costs. These increases were offset by repurchases of a portion of our senior unsecured notes to mature in 2023, 2025 and 2026. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.
(Loss) Gain on Early Extinguishment of Liabilities, Net

During the years ended March 31, 2021 and 2020, the net (loss) gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.

Other (Expense) Income, Net

The increase in other (expense) income, net of $38.2 million during the year ended March 31, 2021 was due primarily to a $40.0 million fee paid to the holders of the Class D Preferred Units to obtain their consent in order to complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 13 to our consolidated financial statements included in this Annual Report), partially offset by proceeds received from a litigation settlement during the year ended March 31, 2021.

Income Tax Benefit (Expense)

Income tax benefit was $3.4 million during the year ended March 31, 2021, compared to income tax expense of $0.3 million during the year ended March 31, 2020. The increase in the income tax benefit during the year ended March 31, 2021 was primarily due to a full year of Hillstone operations during the year ended March 31, 2021 compared to five months of Hillstone operations during the year ended March 31, 2020. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion of our income tax status.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase in noncontrolling interest income of $2.4 million during the year ended March 31, 2021 was due primarily to a lower loss from operations from certain water operations, income from operations from the Sawtooth Caverns, LLC (“Sawtooth”) joint venture and higher income from operations of certain assets we acquired in Mesquite acquisition in July 2019.

Segment Operating Results for the Years Ended March 31, 2020 and 2019

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated. As previously reported, on July 2, 2019, we acquired all of the assets of Mesquite and on October 31, 2019, we acquired all of the equity interests of Hillstone, thus the fiscal year 2020 results only include a partial year of operations related to these transactions.

	Year Ended March 31,
	2020	2019	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$304,076	$189,947	$114,129
Sale of recovered crude oil	59,445	72,112	(12,667)
Other service revenues	58,538	39,627	18,911
Total revenues	422,059	301,686	120,373
Expenses:
Cost of sales-excluding impact of derivatives	5,511	2,668	2,843
Derivative gain	(39,381)	(13,455)	(25,926)
Operating expenses	192,987	130,748	62,239
General and administrative expenses	7,939	6,615	1,324
Depreciation and amortization expense	163,588	108,162	55,426
Loss (gain) on disposal or impairment of assets, net	255,285	(138,204)	393,489
Revaluation of liabilities	9,194	(5,373)	14,567
Total expenses	595,123	91,161	503,962
Segment operating (loss) income	$(173,064)	$210,525	$(383,589)

Produced water processed (barrels per day)
Delaware Basin (1)	1,170,158	388,827	781,331
Eagle Ford Basin	246,784	270,849	(24,065)
DJ Basin	164,936	161,010	3,926
Other Basins	61,091	126,428	(65,337)
Total	1,642,969	947,114	695,855
Solids processed (barrels per day)	5,697	6,957	(1,260)
Skim oil sold (barrels per day)	3,397	3,567	(170)
Service fees for produced water processed ($/barrel) (2)	$0.63	$0.55	$0.08
Recovered crude oil for produced water processed ($/barrel) (2)	$0.12	$0.21	$(0.09)
Operating expenses for produced water processed ($/barrel) (2)	$0.40	$0.38	$0.02

(1)    During the year ended March 31, 2020, barrels per day of produced water processed by the assets acquired in the Mesquite and Hillstone transactions are calculated by the number of days in which we owned the assets.
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

Derivative Gain. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the year ended March 31, 2020 included $29.9 million of net unrealized gains on derivatives and $9.5 million of net realized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April through December 2020 and recorded a gain of $1.9 million on those derivatives. Our cost of sales during the year ended March 31, 2019 included $15.5 million of net unrealized gains on derivatives and $2.1 million of net realized losses on derivatives.

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

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2020, we recorded:

•a goodwill impairment charge of $250.0 million related to the current macroeconomic conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulting in expected decreases in future cash flows for certain of our assets (see Note 6 to our consolidated financial statements included in this Annual Report);
•an impairment charge of $13.5 million related to certain inactive saltwater disposal facilities;
•a net loss of $9.2 million on the disposals of certain other assets;
•a gain of $14.5 million for the sale of certain water permits; and
•a gain of $1.0 million for cash received related to a loan receivable that was previously written off.

During the year ended March 31, 2019, we completed the sales of our South Pecos and Bakken water disposal businesses and recorded gains on disposal of $107.9 million and $33.4 million, respectively (see Note 18 to our consolidated financial statements included in this Annual Report for a further discussion of both transactions). In addition, we recorded a net loss of $3.1 million on the disposals of certain other assets during the year ended March 31, 2019.

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

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2020	2019	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$2,383,812	$3,011,355	$(627,543)
Crude oil transportation and other	184,129	161,336	22,793
Total revenues (1)	2,567,941	3,172,691	(604,750)
Expenses:
Cost of sales-excluding impact of derivatives	2,347,863	2,939,702	(591,839)
Derivative gain	(35,736)	(1,085)	(34,651)
Operating expenses	61,708	53,352	8,356
General and administrative expenses	6,723	6,512	211
Depreciation and amortization expense	70,759	74,165	(3,406)
(Gain) loss on disposal or impairment of assets, net	(1,144)	107,424	(108,568)
Total expenses	2,450,173	3,180,070	(729,897)
Segment operating income (loss)	$117,768	$(7,379)	$125,147

Crude oil sold (barrels)	42,799	48,366	(5,567)
Crude oil transported on owned pipelines (barrels)	45,884	42,564	3,320
Crude oil storage capacity - owned and leased (barrels) (2)	5,362	5,232	130
Crude oil storage capacity leased to third parties (barrels) (2)	2,062	2,564	(502)
Crude oil inventory (barrels) (2)	1,111	827	284
Crude oil sold ($/barrel)	$55.698	$62.262	$(6.564)
Cost per crude oil sold ($/barrel) (3)	$54.858	$60.780	$(5.922)
Crude oil product margin ($/barrel) (3)	$0.840	$1.482	$(0.642)

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

Derivative Gain. Our cost of sales during the year ended March 31, 2020 included $24.4 million of net realized gains on derivatives and $11.3 million of net unrealized gains on derivatives. In March 2020, we closed and realized derivative contracts that had scheduled settlement dates from May through June 2020 which accounted for $16.7 million of the realized gains. Our cost of sales during the year ended March 31, 2019 included $0.6 million of net realized losses on derivatives and $1.7 million of net unrealized gains on derivatives.

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

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Year Ended March 31,
	2020	2019	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)(2)	$2,394,663	$2,557,753	$(163,090)
Cost of sales-excluding impact of derivatives (3)	2,367,850	2,533,156	(165,306)
Derivative (gain) loss	(3,225)	791	(4,016)
Product margin	30,038	23,806	6,232

Propane sales:
Revenues (1)	846,756	1,179,087	(332,331)
Cost of sales-excluding impact of derivatives	766,521	1,111,678	(345,157)
Derivative loss	3,536	5,856	(2,320)
Product margin	76,699	61,553	15,146

Butane sales:
Revenues (1)	564,016	637,076	(73,060)
Cost of sales-excluding impact of derivatives	486,777	609,833	(123,056)
Derivative gain	(8,288)	(1,264)	(7,024)
Product margin	85,527	28,507	57,020

Other product sales:
Revenues-excluding impact of derivatives (1)	775,458	869,468	(94,010)
Cost of sales-excluding impact of derivatives	732,967	846,960	(113,993)
Derivative gain	(2,846)	(1,660)	(1,186)
Product margin	45,337	24,168	21,169

Service revenues:
Revenues (1)	40,216	25,207	15,009
Cost of sales	9,207	3,030	6,177
Product margin	31,009	22,177	8,832

Expenses:
Operating expenses	77,980	45,455	32,525
General and administrative expenses	12,644	14,653	(2,009)
Depreciation and amortization expense	27,930	26,628	1,302
Loss on disposal or impairment of assets, net	7,645	64,187	(56,542)
Total expenses	126,199	150,923	(24,724)
Segment operating income	$142,411	$9,288	$133,123

	Year Ended March 31,
	2020	2019	Change
	(in thousands, except per gallon amounts)

Natural gas liquids and refined products storage capacity - owned and leased (gallons) (4)	400,301	400,409	(108)

Refined products sold (gallons)	1,272,546	1,243,494	29,052
Refined products sold ($/gallon)	$1.890	$2.109	$(0.219)
Cost per refined products sold ($/gallon) (5)	$1.861	$2.037	$(0.176)
Refined products product margin ($/gallon) (5)	$0.029	$0.072	$(0.043)
Refined products inventory (gallons) (4)	2,391	4,536	(2,145)

Propane sold (gallons)	1,478,759	1,383,986	94,773
Propane sold ($/gallon)	$0.573	$0.852	$(0.279)
Cost per propane sold ($/gallon) (5)	$0.518	$0.803	$(0.285)
Propane product margin ($/gallon) (5)	$0.055	$0.049	$0.006
Propane inventory (gallons) (4)	57,221	44,757	12,464
Propane storage capacity leased to third parties (gallons) (4)	46,066	30,440	15,626

Butane sold (gallons)	814,528	610,968	203,560
Butane sold ($/gallon)	$0.692	$1.043	$(0.351)
Cost per butane sold ($/gallon) (5)	$0.598	$0.998	$(0.400)
Butane product margin ($/gallon) (5)	$0.094	$0.045	$0.049
Butane inventory (gallons) (4)	24,808	21,677	3,131
Butane storage capacity leased to third parties (gallons) (4)	33,894	62,185	(28,291)

Other products sold (gallons)	602,872	647,599	(44,727)
Other products sold ($/gallon)	$1.286	$1.343	$(0.057)
Cost per other products sold ($/gallon) (5)	$1.216	$1.308	$(0.092)
Other products product margin ($/gallon) (5)	$0.070	$0.035	$0.035
Other products inventory (gallons) (4)	26,126	52,082	(25,956)

(1)    Revenues include $5.0 million and $23.3 million of intersegment sales during the years ended March 31, 2020 and 2019, respectively, that are eliminated in our consolidated statements of operations.
(2)    Revenues include $10.3 million and $64.8 million of intersegment sales during the years ended March 31, 2020 and 2019, respectively, between certain businesses within the Liquids Logistics segment and TPSL, Mid-Con and Gas Blending that are eliminated in our consolidated statements of operations.
(3)    Cost of sales include $8.2 million and $62.9 million of intersegment cost of sales during the years ended March 31, 2020 and 2019, respectively, between certain businesses within the Liquids Logistics segment and TPSL, Mid-Con and Gas Blending that are eliminated in our consolidated statements of operations.
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

Refined Products Derivative (Gain) Loss. Our margin during the year ended March 31, 2020 included a gain of $3.2 million from our risk management activities due primarily to unrealized gains on our open forward physical positions and decreases in NYMEX futures prices on our short future positions. Our margin during the year ended March 31, 2019 included a loss of $0.8 million from our risk management activities due primarily to NYMEX futures prices increasing on our short future positions.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales-excluding impact of derivatives were due primarily to lower commodity prices which was partially offset by an increase in volumes sold.

Propane Derivative Loss. Our cost of wholesale propane sales included $1.5 million of net unrealized losses on derivatives and $2.0 million of net realized losses on derivatives during the year ended March 31, 2020. During the year ended March 31, 2019, our cost of wholesale propane sales included $1.4 million of net unrealized losses on derivatives and $4.4 million of net realized losses on derivatives.

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

Butane Derivative Gain. Our cost of butane sales during the year ended March 31, 2020 included $0.5 million of net unrealized losses on derivatives and $8.8 million of net realized gains on derivatives. Our cost of butane sales included $1.5 million of net unrealized gains on derivatives and $0.3 million of net realized losses on derivatives during the year ended March 31, 2019.

Butane product margins per gallon of butane sold were higher during the year ended March 31, 2020 than during the year ended March 31, 2019 due primarily to stronger domestic markets and international demand.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales- excluding the impact of derivatives, were due to lower commodity prices, which were partially offset by an increase in renewable prices. The increase in prices was due primarily to the sale of more ethanol renewable identification numbers during the year ended March 31, 2020, compared to the year ended March 31, 2019.

Other Products Derivative Gain. Our cost of sales of other products during the year ended March 31, 2020 included $0.6 million of net unrealized losses on derivatives and $3.4 million of net realized gains on derivatives. Our cost of sales of other products included less than $0.1 million of net unrealized gains on derivatives and $1.6 million of net realized gains on derivatives during the year ended March 31, 2019.

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

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2020, we recorded an impairment of $7.7 million due to adjusting the cost basis of pipeline line fill to the market price of propane as of March 31, 2020. During the year ended March 31, 2019, we recorded a goodwill impairment charge of $66.2 million within our natural gas liquids salt cavern storage reporting unit due to the decreased demand for natural gas liquid storage and resulting decline in revenues and earnings as compared to actual and projected results of prior and future periods (see Note 6 to our consolidated financial statements included in this Annual Report). Also, during the year ended March 31, 2019, we recorded a gain of $3.0 million on the sale of our approximately 20% interest in E Energy Adams, LLC (see Note 18 to our consolidated financial statements included in this Annual Report).

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

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2019, we sold our 50% interest in Victory Propane, LLC and as consideration we received a promissory note from Victory Propane, LLC. We discounted the promissory note to its net present value and recorded a loss of $0.9 million (see Note 13 to our consolidated financial statements included in this Annual Report).

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

Interest Expense

Interest expense includes interest charged on the revolving credit facilities, term loan credit facility and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $16.5 million during the year ended March 31, 2020 was due to the issuance of the 2026 Notes, our entering into the term credit agreement in connection with the Mesquite acquisition and higher than average outstanding balances on our Revolving Credit Facility. These increases were offset by the redemption of our senior unsecured notes that were scheduled to mature in 2019 and 2021 during our prior fiscal year. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.

Gain (Loss) on Early Extinguishment of Liabilities, Net

During the year ended March 31, 2020, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding 6.125% Senior Unsecured Notes Due 2025 (“2025 Notes”). During the year ended March 31, 2019, the net loss (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes and the redemption of the 5.125% Senior Unsecured Notes Due 2019 (“2019 Notes”) and 6.875% Senior Unsecured Notes Due 2021 (“2021 Notes”). See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the periods indicated:

	Year Ended March 31,
	2020	2019
	(in thousands)
Interest income (1)	$1,517	$4,726
Gavilon legal matter settlement (2)	—	(34,788)
Other (3)	167	(356)
Other income (expense), net	$1,684	$(30,418)

(1)    Relates primarily to a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility that is utilized by a third party. The third party filed for Chapter 11 bankruptcy protection during the three months ended September 30, 2019 (see Note 18 to our consolidated financial statements included in this Annual Report for a further discussion). Also includes a loan receivable with a former related party (see Note 2 to our consolidated financial statements included in this Annual Report for a further discussion).
(2)    Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our consolidated financial statements included in this Annual Report for a further discussion).
(3)    During the year ended March 31, 2019, this relates primarily to unrealized losses on marketable securities.

Income Tax Expense

Income tax expense was $0.3 million during the year ended March 31, 2020, compared to income tax expense of $1.2 million during the year ended March 31, 2019. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion of our income tax status.

Noncontrolling Interests

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain refined products businesses within our Liquids Logistics segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net (loss) income, loss from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that

EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain businesses within our Liquids Logistics segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain businesses within our Liquids Logistics segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Net (loss) income	$(639,187)	$(398,780)	$339,395
Less: Net (income) loss attributable to noncontrolling interests	(632)	1,773	20,206
Less: Net loss attributable to redeemable noncontrolling interests	—	—	446
Net (loss) income attributable to NGL Energy Partners LP	(639,819)	(397,007)	360,047
Interest expense	198,823	181,357	164,879
Income tax (benefit) expense	(3,444)	365	2,222
Depreciation and amortization	314,476	265,147	224,547
EBITDA	(129,964)	49,862	751,695
Net unrealized losses (gains) on derivatives	47,366	(38,557)	(17,296)
Inventory valuation adjustment (1)	1,224	(29,676)	(5,203)
Lower of cost or net realizable value adjustments	(30,102)	31,202	2,695
Loss (gain) on disposal or impairment of assets, net	476,601	464,483	(393,554)
Loss (gain) on early extinguishment of liabilities, net	16,692	(1,341)	12,340
Equity-based compensation expense (2)	6,727	26,510	41,367
Acquisition expense (3)	1,711	19,722	9,780
Revaluation of liabilities (4)	6,261	9,194	(5,373)
Class D Preferred Unitholder consent fee (5)	40,000	—	—
Gavilon legal matter settlement (6)	—	—	34,788
Other (7)	11,135	15,788	9,203
Adjusted EBITDA	$447,651	$547,187	$440,442
Adjusted EBITDA - Discontinued Operations (8)	$(621)	$(42,270)	$21,292
Adjusted EBITDA - Continuing Operations	$448,272	$589,457	$419,150

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
(4)    Amounts for the years ended March 31, 2021 and 2019 represent the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment. Amount for the year ended March 31, 2020 represents the non-cash valuation adjustment of our contingent consideration liability issued by us as part of our acquisition of Mesquite (see Note 2 to our consolidated financial statements included in this Annual Report), partially offset by the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment.
(5)    Represents the fee paid to the holders of the Class D Preferred Units to obtain their consent in order to complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 13 to our consolidated financial statements included in this Annual Report).
(6)    Represents the accrual for the estimated cost of the settlement of the Gavilon legal matter (see Note 9 to our consolidated financial statements included in this Annual Report). We have excluded this amount from Adjusted EBITDA as it relates to transactions that occurred prior to our acquisition of Gavilon LLC in December 2013.
(7)    Amounts for the years ended March 31, 2021, 2020 and 2019 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.
(8)    Amounts include the operations of TPSL, Gas Blending, Mid-Con and our former Retail Propane segment.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Reconciliation to consolidated statements of operations:
Depreciation and amortization per EBITDA table	$314,476	$265,147	$224,547
Intangible asset amortization recorded to cost of sales	(307)	(349)	(486)
Depreciation and amortization of unconsolidated entities	(756)	(561)	(331)
Depreciation and amortization attributable to noncontrolling interests	3,814	3,535	2,921
Depreciation and amortization attributable to discontinued operations	—	(2,460)	(14,678)
Depreciation and amortization per consolidated statements of operations	$317,227	$265,312	$211,973

Reconciliation to consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$314,476	$265,147	$224,547
Amortization of debt issuance costs recorded to interest expense	13,419	10,901	9,215
Amortization of royalty expense recorded to operating expense	247	286	—
Depreciation and amortization of unconsolidated entities	(756)	(561)	(331)
Depreciation and amortization attributable to noncontrolling interests	3,814	3,535	2,921
Depreciation and amortization attributable to discontinued operations	—	(2,460)	(14,678)
Depreciation and amortization per consolidated statements of cash flows	$331,200	$276,848	$221,674

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Interest expense per EBITDA table	$198,823	$181,357	$164,879
Interest expense attributable to noncontrolling interests	47	—	—
Interest expense attributable to unconsolidated entities	(71)	(62)	(14)
Interest expense attributable to discontinued operations	—	(111)	(140)
Interest expense per consolidated statements of operations	$198,799	$181,184	$164,725

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Income tax (benefit) expense	$(53)	$20	$989
Net unrealized losses on derivatives	$—	$—	$78
Inventory valuation adjustment	$27	$(27,526)	$(4,419)
Lower of cost or net realizable value adjustments	$(27)	$(991)	$1,419
Loss (gain) on disposal or impairment of assets, net	$1,174	$203,990	$(408,964)

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Year Ended March 31, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(92,720)	$(304,330)	$70,441	$(64,144)	$(390,753)	$—	$(390,753)
Depreciation and amortization	222,107	60,874	29,184	5,062	317,227	—	317,227
Amortization recorded to cost of sales	—	—	307	—	307	—	307
Net unrealized losses (gains) on derivatives	24,500	23,432	(566)	—	47,366	—	47,366
Inventory valuation adjustment	—	—	1,197	—	1,197	—	1,197
Lower of cost or net realizable value adjustments	—	(29,458)	(617)	—	(30,075)	—	(30,075)
Loss on disposal or impairment of assets, net	76,942	384,143	3,350	11,001	475,436	—	475,436
Equity-based compensation expense	—	—	—	6,727	6,727	—	6,727
Acquisition expense	27	—	—	1,684	1,711	—	1,711
Other income (expense), net	266	1,565	1,301	(39,635)	(36,503)	—	(36,503)
Adjusted EBITDA attributable to unconsolidated entities	3,019	—	(3)	(252)	2,764	—	2,764
Adjusted EBITDA attributable to noncontrolling interest	(1,647)	—	(2,887)	—	(4,534)	—	(4,534)
Revaluation of liabilities	6,261	—	—	—	6,261	—	6,261
Class D Preferred Unitholder consent fee	—	—	—	40,000	40,000	—	40,000
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	2,751	8,317	100	—	11,168	—	11,168
Discontinued operations	—	—	—	—	—	(621)	(621)
Adjusted EBITDA	$241,506	$144,543	$101,780	$(39,557)	$448,272	$(621)	$447,651

	Year Ended March 31, 2020
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(173,064)	$117,768	$142,411	$(90,447)	$(3,332)	$—	$(3,332)
Depreciation and amortization	163,588	70,759	27,930	3,035	265,312	—	265,312
Amortization recorded to cost of sales	—	—	349	—	349	—	349
Net unrealized (gains) losses on derivatives	(29,861)	(11,315)	2,619	—	(38,557)	—	(38,557)
Inventory valuation adjustment	—	—	(2,150)	—	(2,150)	—	(2,150)
Lower of cost or net realizable value adjustments	—	29,469	2,724	—	32,193	—	32,193
Loss (gain) on disposal or impairment of assets, net	255,285	(1,144)	7,645	—	261,786	—	261,786
Equity-based compensation expense	—	—	—	26,510	26,510	—	26,510
Acquisition expense	4,079	—	—	15,643	19,722	—	19,722
Other (expense) income, net	(448)	717	21	1,394	1,684	—	1,684
Adjusted EBITDA attributable to unconsolidated entities	2,152	—	24	(263)	1,913	—	1,913
Adjusted EBITDA attributable to noncontrolling interest	(1,210)	—	(1,842)	—	(3,052)	—	(3,052)
Revaluation of liabilities	9,194	—	—	—	9,194	—	9,194
Intersegment transactions (1)	—	—	2,099	—	2,099	—	2,099
Other	2,607	12,965	214	—	15,786	—	15,786
Discontinued operations	—	—	—	—	—	(42,270)	(42,270)
Adjusted EBITDA	$232,322	$219,219	$182,044	$(44,128)	$589,457	$(42,270)	$547,187

	Year Ended March 31, 2019
						Discontinued Operations
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	TPSL, Mid-Con, Gas Blending	Retail Propane	Consolidated
	(in thousands)
Operating income (loss)	$210,525	$(7,379)	$9,288	$(85,706)	$126,728	$—	$—	$126,728
Depreciation and amortization	108,162	74,165	26,628	3,018	211,973	—	—	211,973
Amortization recorded to cost of sales	—	80	406	—	486	—	—	486
Net unrealized gains on derivatives	(15,521)	(1,725)	(129)	—	(17,375)	—	—	(17,375)
Inventory valuation adjustment	—	—	(784)	—	(784)	—	—	(784)
Lower of cost or net realizable value adjustments	—	—	1,276	—	1,276	—	—	1,276
(Gain) loss on disposal or impairment of assets, net	(138,204)	107,424	64,187	889	34,296	—	—	34,296
Equity-based compensation expense	—	—	—	41,367	41,367	—	—	41,367
Acquisition expense	3,490	—	161	6,176	9,827	—	—	9,827
Other (expense) income, net	(1)	21	(330)	(30,108)	(30,418)	—	—	(30,418)
Adjusted EBITDA attributable to unconsolidated entities	2,396	—	481	—	2,877	—	—	2,877
Adjusted EBITDA attributable to noncontrolling interest	(166)	—	(1,481)	—	(1,647)	—	—	(1,647)
Revaluation of liabilities	(5,373)	—	—	—	(5,373)	—	—	(5,373)
Gavilon legal matter settlement	—	—	—	34,788	34,788	—	—	34,788
Intersegment transactions (1)	—	—	1,926	—	1,926	—	—	1,926
Other	436	8,274	493	—	9,203	—	—	9,203
Discontinued operations	—	—	—	—	—	16,827	4,465	21,292
Adjusted EBITDA	$165,744	$180,860	$102,122	$(29,576)	$419,150	$16,827	$4,465	$440,442

(1)    Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our revolving credit facilities, debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities.

On February 4, 2021, we closed on our $2.05 billion 2026 Senior Secured Notes offering and entered into a $500.0 million ABL Facility. We used the net proceeds from the issuance of the 2026 Senior Secured Notes (along with borrowings under the ABL Facility) to (i) repay all outstanding borrowings under and terminate our existing revolving credit facility, (ii) repay all outstanding borrowings under and terminate our term credit agreement and (iii) pay fees and expenses in connection therewith as well as fees and expenses in connection with the issuance of the 2026 Senior Secured Notes and entering into the ABL Facility. These transactions extended the maturity of our debt and provided us with improved liquidity. In conjunction with the transaction, we agreed to certain restricted payment provisions, one of which requires us to temporarily suspend the quarterly common unit distribution beginning with the quarter ended December 31, 2020, as well as distributions on all of our preferred units, beginning with the quarter ended March 31, 2021, until our total leverage ratio (as defined in the indenture for the 2026 Senior Secured Notes) falls below 4.75 to 1.00. The cash savings from the suspension of the distributions should accelerate the deleveraging of our balance sheet and increase our liquidity and should create more financial flexibility going forward. See Note 8 to our consolidated financial statements included in this Annual Report for a further discussion of these transactions and a description of the 2026 Senior Secured Notes and ABL Facility.

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest.

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

Short-Term Liquidity

On February 4, 2021, we closed on the $500.0 million ABL Facility, which will provide liquidity to operate our business and manage our working capital requirements. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions. We currently anticipate to have minimal needs for acquisitions or expansion projects and expect to fund these items through cash flows from operations, acquisition specific financing transactions or borrowings under the ABL Facility.

As of March 31, 2021, our current assets exceeded our current liabilities by approximately $97.0 million. We expect to generate positive cash flows from operations and utilize cash flows to repay existing indebtedness, fund capital expenditures and operate our business as we deleverage our balance sheet.

For additional information related to the ABL Facility, see Note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or the sale of assets.

Senior Secured Notes

On February 4, 2021, we issued $2.05 billion of 2026 Senior Secured Notes in a private placement. The 2026 Senior Secured Notes bear interest, which is payable on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Senior Secured Notes mature on February 1, 2026.

Senior Unsecured Notes

The senior unsecured notes include the 7.5% Senior Unsecured Notes Due 2023 (“2023 Notes”), 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

Debt Repurchases

During the year ended March 31, 2021, we repurchased $52.1 million of the 2023 Notes, $7.3 million of the 2025 Notes and $111.6 million of the 2026 Notes at a cumulative cash cost of $115.8 million (excluding payment of accrued interest).

Equipment Loan

On October 29, 2020, we entered into an equipment loan for $45.0 million with Stonebriar Commercial Finance LLC which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. Under this agreement, we are required to make monthly payments of $0.5 million (principal and interest) and a balloon payment of $23.9 million when this loan matures on November 1, 2027.

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

	Capital Expenditures			Other
Year Ended March 31,	Expansion (1)	Maintenance (2)	Acquisitions (3)	Investments (4)
	(in thousands)
2021	$90,920	$28,787	$(901)	$963
2020	$571,154	$61,353	$1,268,474	$21,218
2019	$418,920	$49,177	$348,836	$389

(1)    Amounts for the years ended March 31, 2021, 2020 and 2019 include $18.2 million, $49.1 million and $63.6 million, respectively, of transactions classified as acquisitions of assets. Amount for the year ended March 31, 2019 includes $0.4 million related to our former Retail Propane segment and less than $0.1 million related to TPSL. There were no amounts related to TPSL for the year ended March 31, 2020.
(2)    Amount for the year ended March 31, 2019 includes $3.8 million related to our former Retail Propane segment. There were no amounts related to TPSL for the years ended March 31, 2020 or 2019.
(3)    Amount for the year ended March 31, 2019 includes $31.9 million related to our former Retail Propane segment and $16.3 million related to TPSL. There were no amounts related to TPSL for the year ended March 31, 2020.
(4)    Amounts for the years ended March 31, 2021, 2020 and 2019 primarily related to contributions made to unconsolidated entities and the purchase of membership interests in a water services and land company in November 2019. There were no amounts for the years ended March 31, 2020 or 2019 related to TPSL. There were no amounts for the year ended March 31, 2019 related to our former Retail Propane segment.

The decrease in capital spending during the year ended March 31, 2021, was due to us largely completing the build out of our Delaware Basin produced water system during the years ended March 31, 2020 and 2019.

Capital expenditures for the year ending March 31, 2022 are expected to be between $100 million and $125 million, with about one-half allocated to maintenance capital expenditures and one-half allocated to growth capital expenditures.

Distributions Declared

The board of directors of our general partner decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet the 4.75 to 1.00 total leverage ratio set forth within the indenture of the 2026 Senior Secured Notes. This resulted in the suspension of the quarterly common unit distributions, beginning with the quarter ended December 31, 2020, and all preferred unit distributions, beginning with the quarter ended March 31, 2021. The board of directors of our general partner expects to evaluate the reinstatement of the common unit and all preferred unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses.

See further discussion of our cash distribution policy in Part II, Item 5–“Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” included in this Annual Report. For a further discussion of our distributions made during the current fiscal year, see Note 10 to our consolidated financial statements included in this Annual Report.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Year Ended March 31,
Cash Flows Provided by (Used in):	2021	2020	2019
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$295,301	$342,736	$227,906
Changes in operating assets and liabilities	10,462	39,690	(76,383)
Operating activities-continuing operations	$305,763	$382,426	$151,523
Investing activities-continuing operations	$(221,493)	$(1,737,620)	$(404,515)
Financing activities-continuing operations	$(100,376)	$978,833	$(793,920)

Operating Activities-Continuing Operations. The seasonality of our Liquids Logistics business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash provided by operating activities during the year ended March 31, 2021 was due primarily to fluctuations in the value of accounts receivable, inventories and accounts payable during the year ended March 31, 2021. The increase in net cash provided by operating activities during the year ended March 31, 2020 was due primarily to fluctuations in the value of accounts receivable and accounts payable during the year ended March 31, 2020.

Investing Activities-Continuing Operations. Net cash used in investing activities was $221.5 million during the year ended March 31, 2021, compared to net cash used in investing activities of $1.7 billion during the year ended March 31, 2020. The decrease in net cash used in investing activities was due primarily to:

•$1.3 billion in cash paid for acquisitions and investments in unconsolidated entities during the year ended March 31, 2020; and
•a decrease in capital expenditures from $555.7 million (includes payment of amounts accrued as of March 31, 2019) during the year ended March 31, 2020 to $186.8 million (includes payment of amounts accrued as of March 31, 2020) during the year ended March 31, 2021 due primarily to expansion projects in our Delaware Basin system in our Water Solutions segment during the year ended March 31, 2020.

These decreases in net cash used in investing activities were partially offset by a $167.1 million increase in payments to settle derivatives.

Net cash used in investing activities was $1.7 billion during the year ended March 31, 2020, compared to net cash used in investing activities of $404.5 million during the year ended March 31, 2019. The increase in net cash used in investing activities was due primarily to:

•a $988.7 million increase in cash paid for acquisitions, primarily for Mesquite and Hillstone, and investments in unconsolidated entities during the year ended March 31, 2020;
•$335.8 million in proceeds from the sales of our Bakken and South Pecos water disposal businesses and our approximately 20% interest in E Energy Adams, LLC during the year ended March 31, 2019; and
•an increase in capital expenditures from $455.6 million (includes payment of amounts accrued as of March 31, 2018) during the year ended March 31, 2019 to $555.7 million (includes payment of amounts accrued as of March 31, 2019) during the year ended March 31, 2020 due primarily to expansion projects in our Delaware Basin system in the Water Solutions segment.

These increases in net cash used in investing activities were partially offset by a $96.9 million increase in cash flows to settle derivatives.

Financing Activities-Continuing Operations. Net cash used in financing activities was $100.4 million during the year ended March 31, 2021, compared to net cash provided by financing activities of $978.8 million during the year ended March 31, 2020. The decrease in net cash provided by financing activities was due primarily to:

•a decrease of $1.8 billion in borrowings on the revolving credit facilities (net of repayments) during the year ended March 31, 2021;
•$622.4 million in net proceeds from the issuance of the 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the 9.00% Class D Preferred Units (“Class D Preferred Units”) during the year ended March 31, 2020;
•$450.0 million in proceeds from the issuance of the 2026 Notes during the year ended March 31, 2020;
•$115.8 million paid in cash to repurchase a portion of our Senior Unsecured Notes during the year ended March 31, 2021;
•a make-whole fee of $55.6 million related to the termination of our term credit agreement in February 2021; and
•an increase of $50.6 million in debt issuance costs related to the termination of our term credit agreement and the issuance of the 2026 Senior Secured Notes in February 2021.

These decreases in net cash provided by financing activities were partially offset by:

•$2.05 billion in proceeds from the issuance of the 2026 Senior Secured Notes during the year ended March 31, 2021;
•$265.1 million in payments for the redemption of the 10.75% Class A Convertible Preferred Units during the year ended March 31, 2020; and
•a decrease of $99.3 million in distributions paid to our general partners and common unitholders, preferred unitholders and noncontrolling interest owners during the year ended March 31, 2021 due primarily to the reduction and subsequent suspension of the quarterly common unit and preferred unit distributions.

Net cash provided by financing activities was $978.8 million during the year ended March 31, 2020, compared to net cash used in financing activities of $793.9 million during the year ended March 31, 2019. The increase in net cash provided by financing activities was due primarily to:

•repurchases of $737.1 million of our Senior Unsecured Notes during the year ended March 31, 2019;
•$622.4 million in net proceeds from the issuance of the Class C Preferred Units and Class D Preferred Units during the year ended March 31, 2020;
•$450.0 million in proceeds from the issuance of the 2026 Notes during the year ended March 31, 2020;
•$250.0 million in proceeds from the term credit agreement during the year ended March 31, 2020; and
•an increase of $97.5 million in borrowings on the revolving credit facility (net of repayments) during the year ended March 31, 2020.

These increases in net cash provided by financing activities were partially offset by:

•$265.1 million in payments for the redemption of the 10.75% Class A Convertible Preferred Units during the year ended March 31, 2020; and
•$100.0 million in contingent consideration payments as part of the Mesquite acquisition during the year ended March 31, 2020.

Guarantor Summarized Financial Information

NGL Energy Partners LP (parent) and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes (see Note 8 to our consolidated financial statements included in this Annual Report). Certain of our wholly owned subsidiaries (“Guarantor Subsidiaries”) have, jointly and severally, fully and unconditionally guaranteed the Senior Unsecured Notes.

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

The following is the summarized financial information for NGL Energy Partners LP (parent) and the Guarantor Subsidiaries on a combined basis after elimination of intercompany transactions, which includes related receivable and payable balances, and the investment in and equity earnings from the non-guarantor subsidiaries. This summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Securities and Exchange Commission Regulation S-X.

Balance sheet information:

NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
March 31, 2021
(in thousands)
ASSETS:
Current assets	$1,002,708
Noncurrent assets (1)(2)	$4,743,874
LIABILITIES AND EQUITY (3):
Current liabilities	$906,512
Noncurrent liabilities	$3,524,664
Class D Preferred Units	$551,097

(1)    Excludes $50.9 million of net intercompany receivables due to NGL Energy Partners LP (parent) and the Guarantor Subsidiaries from the non-guarantor subsidiaries.
(2)    Includes $1.9 billion of goodwill and intangible assets.
(3)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries.

Statement of operations information:

NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
Twelve Months Ended March 31, 2021
(in thousands)
Revenues	$5,214,499
Operating loss	$(390,210)
Loss from continuing operations	$(636,626)
Net loss (1)	$(638,395)
Loss from continuing operations allocated to common unitholders	$(729,891)

(1)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2021 for our fiscal years ending thereafter:

		Years Ending March 31,
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Principal payments on long-term debt:
2026 Senior Secured Notes	$2,050,000	$—	$—	$—	$—	$2,050,000	$—
ABL Facility	4,000	—	—	—	—	4,000	—
Senior Unsecured Notes	1,273,673	—	—	555,251	380,020	—	338,402
Other long-term debt	49,095	2,184	7,585	2,816	3,068	3,343	30,099
Interest payments on long-term debt:
2026 Senior Secured Notes	767,896	152,896	153,750	153,750	153,750	153,750	—
ABL Facility (1)	1,018	210	210	210	210	178	—
Senior Unsecured Notes	357,627	90,300	90,300	90,300	48,656	25,380	12,691
Other long-term debt	20,049	3,528	3,582	3,273	3,021	2,746	3,899
Letters of credit	155,966	—	—	—	—	155,966	—
Future minimum commitment payments under noncancelable agreements (2)	156,549	45,388	39,882	39,978	30,971	55	275
Future minimum lease payments under noncancelable operating leases	195,385	53,842	41,395	26,589	15,349	7,406	50,804
Fixed-price commodity purchase commitments:
Crude oil	93,285	93,285	—	—	—	—	—
Natural gas liquids	13,524	12,705	819	—	—	—	—
Index-price commodity purchase commitments (3):
Crude oil (4)	9,060,532	3,038,806	1,835,567	1,715,198	1,532,174	938,787	—
Natural gas liquids	851,739	848,891	2,848	—	—	—	—
Total contractual obligations	$15,050,338	$4,342,035	$2,175,938	$2,587,365	$2,167,219	$3,341,611	$436,170

(1)    The estimated interest payments on the ABL Facility are based on principal and letters of credit outstanding at March 31, 2021. See Note 8 to our consolidated financial statements included in this Annual Report for additional information on the ABL Facility.
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

(3)    Index prices are based on a forward price curve at March 31, 2021. A theoretical change of $0.10 per gallon of natural gas liquids in the underlying commodity price at March 31, 2021 would result in a change of $110.0 million in the value of our index-price natural gas liquids purchase commitments. A theoretical change of $1.00 per barrel of crude oil in the underlying commodity price at March 31, 2021 would result in a change of $177.0 million in the value of our index-price crude oil purchase commitments. See Note 9 to our consolidated financial statements included in this Annual Report for further detail of the commitments.
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

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets (property, plant and equipment and amortizable intangible assets) for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. We compare the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment, we may be required to reduce the carrying value and the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time. See Note 5 and Note 7 to our consolidated financial statements included in this Annual Report) for a further discussion of our impairments of long-lived assets.

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

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2021 includes a liability of $28.1 million related to asset retirement obligations, which is reported within other noncurrent liabilities.

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

Acquisitions

To determine if a transaction should be accounted for as a business combination or an acquisition of assets, we first calculate the relative fair values of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or if not but the transaction does not include a significant process (does not meet the definition of a business), we record the transaction as an acquisition of assets. For acquisitions of assets, the purchase price is allocated based on the relative fair values and goodwill is not recorded. All other transactions are recorded as business combinations.

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

Inventories

Our inventories consist of crude oil, natural gas liquids, diesel, ethanol and biodiesel. Our inventories are valued at the lower of cost or net realizable value, with cost determined using either the weighted-average cost or the first in, first out (FIFO) methods, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In performing this analysis, we consider fixed-price forward commitments. At the end of each fiscal year, we also perform a “lower of cost or net realizable value” analysis; if the cost basis of the inventories would not be recoverable based on the net realizable value at the end of the year, we reduce the book value of the inventories to the recoverable amount. When performing this analysis during interim periods within a fiscal year, accounting standards do not require us to record a lower of cost or net realizable value write-down if we expect the net realizable value to recover by our fiscal year end. The net realizable values of these commodities change on a daily basis as supply and demand conditions change. We are unable to control changes in the net realizable value of these commodities and are unable to determine whether write-downs will be required in future periods.

Equity-Based Compensation

Our general partner has granted certain restricted units to employees and directors, under a long-term incentive plan, which vest in tranches, subject to the continued service of the recipients through the vesting date (the “Service Awards”). The awards may also vest upon a change of control, at the discretion of the board of directors of our general partner.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

A portion of our long-term debt is variable-rate debt. Changes in interest rates impact the interest payments of our variable-rate debt but generally do not impact the fair value of the liability. Conversely, changes in interest rates impact the fair value of our fixed-rate debt but do not impact its cash flows.

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate). At March 31, 2021, we had $4.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 5.25%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of less than $0.1 million, based on borrowings outstanding at March 31, 2021.

The Sawtooth credit agreement is variable-rate debt with interest rates that are generally indexed to the rate the lender announces from time to time as its prime rate or base commercial lending rate or LIBOR interest rate (or successor rate). At March 31, 2021, we had $5.0 million of outstanding borrowings under the Sawtooth credit agreement at an average interest rate of 2.36%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of less than $0.1 million, based on borrowings outstanding at March 31, 2021.

Commodity Price Risk

Our operations are subject to certain business risks, including commodity price risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined and renewables products will change, either favorably or unfavorably, in response to changing market conditions. Procedures and limits for managing commodity price risks are specified in our market risk policy. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel.

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

The following table summarizes the hypothetical impact on the March 31, 2021 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(796)
Crude oil (Crude Oil Logistics segment)	$(8,075)
Propane (Liquids Logistics segment)	$(1,071)
Butane (Liquids Logistics segment)	$(3,191)
Refined Products (Liquids Logistics segment)	$(3,764)
Other Products (Liquids Logistics segment)	$7,856
Canadian dollars (Liquids Logistics segment)	$175

Changes in commodity prices may also impact the volumes that we are able to transport, dispose, store and market, which also impact our cash flows.

Credit Risk

Our operations are also subject to credit risk, which is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing credit risk are specified in our credit policy. Credit risk is monitored daily and we try to minimize exposure through the following,

•requiring certain customers to prepay or place deposits for our products and services;
•requiring certain customers to post letters of credit or other forms of surety;
•monitoring individual customer receivables relative to previously-approved credit limits;
•requiring certain customers to take delivery of their contracted volume ratably rather than allow them to take delivery at their discretion;
•entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions;
•reviewing the receivable aging regularly to identify issues or trends that may develop; and
•requiring marketing personnel to manage their customers’ receivable position and suspend sales to customers that have not timely paid outstanding invoices.

At March 31, 2021, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2021. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2021, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Our internal control over financial reporting as of March 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears below in this section of the Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2021, and our report dated June 3, 2021 expressed an unqualified opinion on those financial statements.

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
June 3, 2021

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

The board of directors of our general partner currently has eight members. The board of directors of our general partner has determined that Mr. Stephen L. Cropper, Mr. James M. Collingsworth, Mr. Brian K. Guderian and Mr. Derek S. Reiners satisfy the New York Stock Exchange (“NYSE”) and Securities and Exchange Commission (“SEC”) independence requirements. The NYSE does not require a listed publicly traded limited partnership like NGL to have a majority of independent directors on the board of directors of its general partner. In addition, we are not required to have a nominating and corporate governance committee.

In evaluating director candidates, the NGL Energy GP Investor Group assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of the board of directors of our general partner to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties. Our general partner has no minimum qualifications for director candidates. In general, however, the NGL Energy GP Investor Group reviews and evaluates both incumbent and potential new directors in an effort to achieve diversity of skills and experience among the directors of our general partner and in light of the following criteria:

•experience in business, government, education, technology or public interests;
•high-level managerial experience in large organizations;
•breadth of knowledge regarding our business and industry;
•specific skills, experience or expertise related to an area of importance to us, such as energy production, consumption, distribution or transportation, government, policy, finance or law;
•moral character and integrity;
•commitment to our unitholders’ interests;
•ability to provide insights and practical wisdom based on experience and expertise;
•ability to read and understand financial statements; and
•ability to devote the time necessary to carry out the duties of a director, including attendance at meetings and consultation on partnership matters.

Although our general partner does not have a formal policy in regard to the consideration of diversity in identifying director nominees, qualified candidates for nomination to the board are considered without regard to race, color, religion, gender, ancestry or national origin.

Directors and Named Executive Officers

Directors of our general partner are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Named executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The following table summarizes information regarding the directors of our general partner and our named executive officers as of May 28, 2021.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	67	Chief Executive Officer and Director
Robert W. Karlovich III	44	Executive Vice President and Chief Financial Officer
John A. Ciolek	57	Executive Vice President, Strategic Initiatives
Kurston P. McMurray	49	Executive Vice President and General Counsel and Secretary
Lawrence J. Thuillier	50	Chief Accounting Officer
Shawn W. Coady	59	Director
James M. Collingsworth	66	Director
Stephen L. Cropper	71	Director
Bryan K. Guderian	61	Director
John T. Raymond	50	Director
Derek S. Reiners	50	Director
Randall S. Wade	51	Director

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

Shawn W. Coady. Dr. Coady served as our President and Chief Operating Officer, Retail Division, from April 2012 to March 2018, when we sold a portion of our Retail Propane segment to DCC LPG (“DCC”), and previously served as our Co-President and Chief Operating Officer, Retail Division from October 2010 through April 2012. Dr. Coady served as an executive officer of DCC from April 2018 until his retirement in December 2020. Dr. Coady served as a member of the board of directors of our general partner since its formation in September 2010. Dr. Coady has served as an officer of Hicks Oils & Hicksgas, Incorporated (“HOH”), from March 1989 to September 2010 when HOH contributed its propane and propane related assets to Hicksgas LLC, and the membership interests in Hicksgas LLC were contributed to us as part of our formation transactions. Dr. Coady was also the President of Hicksgas Gifford, Inc. from March 1989 until the membership interests in the company were contributed to us as part of our formation transactions. Dr. Coady has served as a director for the National Propane Gas Association from 2004 to 2015 and as a member of the executive committee of the Illinois Propane Gas Association from 2004 to March 2015.

Dr. Coady brings valuable operational experience to the board. Dr. Coady has over 25 years of experience in the retail propane industry, and provides expertise in both acquisition and organic growth strategies. Dr. Coady also provides insight into developments and trends in the propane industry through his leadership roles in industry associations.

James M. Collingsworth. Mr. Collingsworth has served on the board of directors of our general partner since January 2015. Mr. Collingsworth previously served as a Senior Vice President of the general partner of Enterprise Products Partners L.P. from November 2001 through January 2014. Prior to that, Mr. Collingsworth served as a board member of Texaco Canada Petroleum Inc. from July 1998 to October 2001 and was employed by Texaco from 1991 to 2001 in various management positions, including Senior Vice President of NGL Assets and Business Services from July 1998 to October 2001. Prior to joining Texaco, Mr. Collingsworth was director of feedstocks for Rexene Petrochemical Company from 1988 to 1991 and served in the MAPCO, Inc. organization from 1973 to 1988 in various capacities, including customer service and business development manager of the Mid-America and Seminole pipelines. Mr. Collingsworth served as a director of American Ethane Co. Mr. Collingsworth currently serves on the board of directors of Martin Midstream Partners L.P.

Mr. Collingsworth brings a wealth of in-depth industry experience to the board. Mr. Collingsworth has worked in all facets of the midstream and petrochemical industry for more than 40 years.

Stephen L. Cropper. Mr. Cropper joined the board of directors of our general partner in June 2011. Mr. Cropper held various positions during his 25-year career at The Williams Companies, Inc., including serving as the President and Chief Executive Officer of Williams Energy Services, a Williams operating unit involved in various energy-related businesses, until his retirement in 1998. Mr. Cropper served as a director of Energy Transfer Partners, L.P. from 2000 through 2005. Since Mr. Cropper’s retirement from The Williams Companies, Inc. in 1998, he has been a consultant and private investor and also served as a director of Sunoco Logistics Partners, L.P., NRG Energy, Inc., Berry Petroleum Company, Rental Car Finance Corp., a subsidiary of Dollar Thrifty Automotive Group and Wawa Inc. Mr. Cropper currently serves on the board of directors of QuikTrip Corporation.

Mr. Cropper brings substantial experience in the energy business and in the marketing of energy products to the board. With his significant management and governance experience, Mr. Cropper provides important skills in identifying, assessing and addressing various business issues. As a director for other public companies, Mr. Cropper also provides cross board experience.

Bryan K. Guderian. Mr. Guderian joined the board of directors of our general partner in May 2012. Mr. Guderian currently serves as a Principal of BKG Consulting LLC, an energy related consulting firm. Mr. Guderian has served as Executive Vice President of Business Development of WPX Energy, Inc. (“WPX”) from February 2018 until his retirement in January 2021. Mr. Guderian served as Senior Vice President of Business Development of WPX from October 2014 to February 2018 and as Senior Vice President of Operations of WPX from August 2011 to October 2014. Mr. Guderian previously served as Vice President of the Exploration & Production unit of The Williams Companies, Inc. from 1998 until August 2011, where he had responsibility for overseeing international operations. Mr. Guderian served as a director of Apco Oil & Gas International Inc., from 2002 to 2015 and as a director of Petrolera Entre Lomas S.A. from 2003 to 2015.

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

Mr. Raymond also currently serves as a director of Ferus Inc., Ferus Natural Gas Fuels Inc., MarkWest Utica EMG, LLC, Medallion Midstream, LLC and PAA GP Holdings LLC. Mr. Raymond manages various private investments through personally held Lynx Holdings, LLC.

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

Randall S. Wade. Mr. Wade has served on the board of directors of our general partner since February 2021. Mr. Wade is the President of EIG Global Energy Partners (“EIG”) and a member of its Investment and Executive Committees. He has broad involvement in the firm’s various activities including investments, investor relations, operations and strategic initiatives. Since joining EIG in 1996, Mr. Wade has filled various roles including Chief Operating Officer, head of the direct lending strategy, investment principal with coverage responsibility for Australia and an analyst for the oil and gas team. Prior to joining EIG, Mr. Wade was a Commercial Lending Officer for First Interstate Bank of Texas, where he was responsible for developing a middle-market loan portfolio.

Mr. Wade brings extensive financial and industry experience to the board.

Director Appointment Rights

The Limited Liability Company Agreement of NGL Energy Holdings LLC grants certain parties the right to designate a specified number of persons to serve on the board of directors of our general partner. EMG NGL HC LLC has the right to designate one person to serve on the board of directors of our general partner, and has designated John T. Raymond. EIG has the right to designate one person to serve on the board of directors of our general partner, and has designated Randall S. Wade. The Coady Group (which consists of certain entities controlled by Shawn W. Coady and his brother Todd M. Coady) and the investors who formed the Partnership (“IEP Parties”) (which consists of certain entities controlled by H. Michael Krimbill, and two other investors) each have the right to designate one person to serve on the board of directors of our general partner. The Coady Group has designated Shawn W. Coady and the IEP Parties have designated H. Michael Krimbill.

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

Audit Committee

The board of directors of our general partner has established an audit committee. The audit committee assists the board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to, among other things:

•retain and terminate our independent registered public accounting firm;
•approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm; and
•establish policies and procedures for the pre-approval of all non-audit services and tax services to be rendered by our independent registered public accounting firm.

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

Compensation Committee

The board of directors of our general partner has established a compensation committee. The compensation committee’s responsibilities include the following, among others:

•establishing the general partner’s compensation philosophy and objectives;
•approving the compensation of the Chief Executive Officer and other officers;
•making recommendations to the board of directors with respect to the directors; and
•reviewing and making recommendations to the board of directors with respect to incentive compensation and equity-based plans.

Mr. Collingsworth, Mr. Cropper, and Mr. Guderian currently serve on the compensation committee, and Mr. Cropper serves as the chairman. The board of directors has determined that Mr. Cropper, Mr. Collingsworth and Mr. Guderian are independent directors under applicable NYSE and Exchange Act rules.

Corporate Governance

The board of directors of our general partner has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, or Code of Ethics, that applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all other senior financial and accounting officers of our general partner. Amendments to or waivers from the Code of Ethics will be disclosed on our website. The board of directors of our general partner has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and a Code of Business Conduct and Ethics that applies to the directors, officers and employees of our general partner and the Partnership.

We make available free of charge, within the “Governance” section of our website at www.nglenergypartners.com/governance, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the charters of the audit committee and the compensation committee of the board of directors of our general partner. Requests for print copies may be directed to Investor Relations at investorinfo@nglep.com or to Investor Relations, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 805, Tulsa, Oklahoma 74136 or made by telephone at (918) 481-1119. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2021” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2021.

Introduction

The board of directors of our general partner has responsibility and authority for compensation-related decisions for our executive officers. The board of directors has formed a compensation committee to develop our compensation program and to approve the compensation of the Chief Executive Officer and other officers. Our executive officers are also officers of our operating companies. While we reimburse our general partner and its affiliates for all expenses they incur on our behalf, our executive officers do not receive any additional compensation for the services they provide to our general partner.

Our “named executive officers” for fiscal year 2021 were:

•H. Michael Krimbill–Chief Executive Officer
•Robert W. Karlovich III–Executive Vice President and Chief Financial Officer
•Lawrence J. Thuillier–Chief Accounting Officer
•Kurston P. McMurray–Executive Vice President and General Counsel and Secretary
•John A. Ciolek–Executive Vice President, Strategic Initiatives

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

Our executive compensation program is designed to provide a total compensation package that allows us to:

•Attract and retain individuals with the background and skills necessary to successfully execute our business strategies;

•Motivate those individuals to reach short-term and long-term goals in a way that aligns their interests with the interests of our unitholders; and
•Reward success in reaching those goals.

Recent Achievements

Our compensation structure is designed to reward our executive officers for achieving above-market returns for our unitholders. Our achievements during the year ended March 31, 2021 included the following:

•Issued $2.05 billion of 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”); and
•Entered in a new $500.0 million asset-based revolving credit facility (“ABL Facility”) in February 2021.

Compensation Highlights

•We paid cash bonuses to Mr. Karlovich and Mr. Thuillier during fiscal year 2021 primarily due to their work related to the issuance of the 2026 Senior Secured Notes and the ABL facility. We paid cash bonuses to Mr. McMurray during fiscal year 2021 primarily due to his work related to the issuance of the 2026 Senior Secured Notes, closing the ABL Facility and closing the transaction with WaterBridge Resources LLC.

Factors Enhancing Alignment with Unitholder Interests

•At risk incentive compensation based on annual financial performance and growth in unitholder value;
•No excise tax gross-ups; and
•Compensation committee engages an independent compensation adviser.

Compensation Setting Process

Our compensation program for our named executive officers supports our philosophy of pay-for-performance.
•Role of Management: Our Chief Executive Officer provides periodic recommendations to the compensation committee and the board of directors regarding the compensation of our named executive officers, other than his own.
•Role of the Compensation Committee’s Consultant: In carrying out its responsibilities for establishing, implementing and monitoring the effectiveness of our executive compensation philosophy, plans and programs, our compensation committee has the authority to engage outside experts to assist in its deliberations. During fiscal year 2021, the compensation committee received compensation advice and data from Pearl Meyer & Partners (“PM&P”). PM&P provided advice and guidance regarding the principal components of compensation for our directors. The compensation committee reviewed the services provided by PM&P and determined that they are independent in providing executive compensation consulting services. In making this determination, the compensation committee noted that during fiscal year 2021:

◦PM&P did not provide any services to the Partnership or management other than compensation consulting services requested by or with the approval of the compensation committee;
◦PM&P does not provide, directly or indirectly through affiliates, any non-compensation services such as pension consulting or human resource outsourcing;
◦PM&P maintains a conflicts policy, which was provided to the compensation committee with specific policies and procedures designed to ensure independence;
◦Fees paid to PM&P by the Partnership during fiscal year 2021 were less than 1% of PM&P’s total revenue;
◦None of the PM&P consultants working on Partnership matters had any business or personal relationship with compensation committee members;
◦None of the PM&P consultants working on Partnership matters (or any consultants at PM&P) had any business or personal relationship with any executive officer of the Partnership; and
◦None of the PM&P consultants working on Partnership matters own Partnership interests.

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

Elements of Executive Compensation

As part of our pay-for-performance approach to executive compensation, the compensation of our executive officers includes a significant component of incentive compensation based on our performance. The following table summarizes the primary elements of compensation in our executive compensation program:

Objective Supported
Element	Primary Purpose	How Amount Determined	Attract & Retain	Motivate & Pay for Performance	Unitholder Alignment
Base Salary	Fixed income to compensate executive officers for their level of responsibility, expertise and experience	Based on competition in the marketplace for executive talent and abilities	X

Discretionary Cash Bonus Awards	Rewards achievement of specific annual financial and operational performance goals	Based on the named executive officer’s relative contribution to the ongoing business of the Partnership	X	X	X
Recognizes individual contributions to our performance

Long-Term Equity Incentive Awards	Motivates and rewards the achievement of long-term performance goals, including increasing the market price of our common units and the quarterly distributions to our unitholders	Based on the named executive officer’s expected contribution to long-term performance goals	X	X	X
Provides a forfeitable long-term incentive to encourage executive retention

Base Salary

The compensation committee periodically reviews the base salaries of our named executive officers and may recommend adjustments as necessary. We do not make automatic annual adjustments to base salary.
•Mr. Krimbill’s initial base salary of $120,000 was originally determined as part of the negotiations for our formation transactions. Effective July 1, 2014, the board of directors increased Mr. Krimbill’s salary to $350,000, in consideration of the fact that his salary was low relative to the benchmark peer group. Effective April 1, 2018, Mr. Krimbill’s base salary was increased to $625,000, in consideration of the fact that his salary was low relative to the benchmark peer group.
•Mr. Karlovich’s base salary of $400,000 was negotiated prior to his joining our management team in February 2016. Mr. Karlovich’s base salary was increased to $430,000 in April 2017. On June 10, 2018, Mr. Karlovich’s base salary was increased to $500,000, in consideration of the fact that his salary was low relative to the benchmark peer group.
•Mr. Thuillier’s base salary of $250,000 was negotiated prior to his joining our management team in January 2016. In April 2017, Mr. Thuillier’s base salary was increased to $260,000. In April 2018, Mr. Thuillier’s base salary was increased to $268,000. In March 2019, Mr. Thuillier’s base salary was increased to $270,000. Effective March 28, 2021, Mr. Thuillier’s base salary was increased to $300,000.
•Mr. McMurray’s base salary of $250,000 was negotiated prior to his joining our management team in February 2015. Mr. McMurray’s base salary was increased to $300,000 in April 2017. Effective April 1, 2018, Mr. McMurray’s base salary was increased to $350,000. In March 2019, Mr. McMurray’s base salary was increased to $375,000. Effective March 28, 2021, Mr. McMurray’s base salary was increased to $500,000.
•Mr. Ciolek’s base salary of $500,000 was negotiated prior to joining our management team in December 2019.

Discretionary Cash Bonus Awards

None of the named executive officers is subject to a formal cash bonus plan, and any cash bonuses are at the discretion of the compensation committee of the board of directors. Cash bonuses of less than $0.1 million were paid to both Mr. Karlovich and Mr. McMurray in fiscal year 2021. Cash bonuses of $0.6 million and $0.2 million were paid in April 2021 to Mr. Karlovich and Mr. Thuillier, respectively, for their work related to the issuance of the 2026 Senior Secured Notes and closing the ABL Facility. A cash bonus of $0.6 million was paid to Mr. McMurray in April 2021 primarily due to his work related to the issuance of the 2026 Senior Secured Notes, closing the ABL Facility and closing the transaction with WaterBridge Resources LLC. Neither Mr. Krimbill nor Mr. Ciolek received a cash bonus in fiscal year 2021.

Long-Term Equity Incentive Awards

Certain restricted units granted to the named executive officers vest in tranches, contingent only on the continued service of the recipient through the vesting date (the “Service Awards”). The following table summarizes Service Award units activity during fiscal year 2021 with respect to the named executive officers:

	Unvested Units at		Unvested Units at
Name	March 31, 2020	Units Vested	March 31, 2021 (6)
H. Michael Krimbill (1)	225,000	(150,000)	75,000
Robert W. Karlovich III (2)	37,500	(25,000)	12,500
Lawrence J. Thuillier (3)	15,000	(10,000)	5,000
Kurston P. McMurray (4)	27,500	(17,500)	10,000
John A. Ciolek (5)	37,500	(25,000)	12,500

(1)    Mr. Krimbill vested in 75,000 Service Awards on November 10, 2020 and 75,000 Service Awards on February 11, 2021.
(2)    Mr. Karlovich vested in 12,500 Service Awards on November 10, 2020 and 12,500 Service Awards on February 11, 2021.
(3)    Mr. Thuillier vested in 5,000 Service Awards on November 10, 2020 and 5,000 Service Awards on February 11, 2021.
(4)    Mr. McMurray vested in 7,500 Service Awards on November 10, 2020 and 10,000 Service Awards on February 11, 2021.
(5)    Mr. Ciolek vested in 12,500 Service Awards on November 10, 2020 and 12,500 Service Awards on February 11, 2021.
(6)    All of the Service Awards in the table above will vest on November 12, 2021.

In May 2021, the compensation committee of the board of directors of our general partner granted 250,000 Service Awards to Mr. Krimbill, 150,000 Service Awards each to Mr. Karlovich, Mr. McMurray and Mr. Ciolek and 55,000 Service Awards to Mr. Thuillier. For each individual, one-fourth of those grants will vest in each of February 10, 2022, November 14, 2022, February 13, 2023 and November 15, 2023.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers, other than to Mr. McMurray, who is entitled to receive severance benefits pursuant to his employment agreement in the event of certain terminations of his employment (as described below after the “Summary Compensation Table” under the heading, “Employment Agreement with Mr. McMurray”). The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2021” table below (in the “Market Value of Service Award Units that Have Not Yet Vested” column).

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

Other Benefits

We do not maintain a defined benefit or pension plan for our executive officers, because we believe such plans primarily reward longevity rather than performance. We offer a benefits package available to substantially all full-time employees, which includes a 401(k) plan and medical, dental, vision, disability and life insurance.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2021, James M. Collingsworth, Stephen L. Cropper, and Bryan K. Guderian served on the compensation committee. None of these individuals is an employee or an officer of our general partner. As described under Part I, Item 13–“Transactions with Related Persons,” Mr. Guderian was an executive officer of WPX, and we entered into certain transactions with WPX during fiscal year 2021.

Summary Compensation Table

The following table summarizes the compensation earned by our named executive officers for fiscal years 2019 through 2021.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Unit Awards (Service and Performance Awards) (1) ($)	All Other Compensation (2) ($)	Total ($)
H. Michael Krimbill	2021	625,000	—	—	17,632	642,632
Chief Executive Officer	2020	625,000	1,500,000	1,000,011	11,019	3,136,030
	2019	614,423	1,000,000	1,928,520	13,886	3,556,829

Robert W. Karlovich III	2021	500,000	600,000	—	12,759	1,112,759
Executive Vice President and	2020	500,000	500,000	100,012	6,900	1,106,912
Chief Financial Officer	2019	483,846	650,000	142,405	7,695	1,283,946

Lawrence J. Thuillier	2021	270,000	150,000	—	14,849	434,849
Chief Accounting Officer	2020	269,923	—	135,004	9,751	414,678
	2019	267,693	—	191,964	9,639	469,296

Kurston P. McMurray	2021	375,000	600,000	—	9,210	984,210
Executive Vice President and	2020	374,039	500,000	100,012	8,857	982,908
General Counsel and Secretary	2019	348,077	650,000	113,924	9,199	1,121,200

John A. Ciolek (3)	2021	500,000	—	—	15,390	515,390
Executive Vice President,	2020	140,385	—	501,250	119	641,754
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

Employment Agreement with Mr. McMurray

Mr. McMurray is party to an employment agreement with the Partnership, dated March 10, 2017. The agreement has a term of five years from the effective date, subject to automatic renewals for one-year periods thereafter unless either party provides 60 days’ notice of non-renewal of the term. The agreement provides that Mr. McMurray will receive a base salary of no less than $250,000 per year and will be eligible to receive an annual bonus with respect to each fiscal year of the Partnership at a target of 100% of his base salary. Mr. McMurray is also entitled to receive annual awards of unvested units under the Partnership’s long-term incentive plan (“LTIP”).

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

Restricted Unit Awards

During fiscal year 2021, the compensation committee granted no units to the named executive officers.

Outstanding Equity Awards at March 31, 2021

The following table summarizes the number of unvested Service Awards outstanding and their fair values at March 31, 2021:

	Number of Service Award Units that Have Not Yet Vested	Market Value of Service Award Units that Have Not Yet Vested
Name	(#)(1)	($)(2)
H. Michael Krimbill	75,000	153,000
Robert W. Karlovich III	12,500	25,500
Lawrence J. Thuillier	5,000	10,200
Kurston P. McMurray	10,000	20,400
John A. Ciolek	12,500	25,500

(1)    Reflects Service Awards that have not vested and are held by each named executive officer.
(2)    Calculated based on the closing market price of our common units at March 31, 2021 of $2.04. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.

2021 Units Vested

During fiscal year 2021, certain of the restricted Service Awards vested. The following table summarizes the value of the awards on the vesting date which was calculated based of the closing market price per common unit on the vesting dates.

Name	Number of Service Award Units Acquired on Vesting (#)	Value Realized on Vesting ($)
H. Michael Krimbill (1)	150,000	379,500
Robert W. Karlovich III (2)	25,000	63,250
Lawrence J. Thuillier (3)	10,000	25,300
Kurston P. McMurray (4)	17,500	43,925
John A. Ciolek (5)	25,000	63,250

(1)    Mr. Krimbill vested in 75,000 Service Awards on November 10, 2020 and 75,000 Service Awards on February 11, 2021.
(2)    Mr. Karlovich vested in 12,500 Service Awards on November 10, 2020 and 12,500 Service Awards on February 11, 2021.
(3)    Mr. Thuillier vested in 5,000 Service Awards on November 10, 2020 and 5,000 Service Awards on February 11, 2021.
(4)    Mr. McMurray vested in 7,500 Service Awards on November 10, 2020 and 10,000 Service Awards on February 11, 2021.
(5)    Mr. Ciolek vested in 12,500 Service Awards on November 10, 2020 and 12,500 Service Awards on February 11, 2021.

Upon vesting, certain of the named executive officers elected for us to remit payments to taxing authorities in lieu of issuing common units. The following table summarizes the number of common units issued and the number of common units withheld for taxes:

Name	Number of Units Issued	Number of Units Withheld	Total
H. Michael Krimbill	116,737	33,263	150,000
Robert W. Karlovich III	13,749	11,251	25,000
Lawrence J. Thuillier	5,699	4,301	10,000
Kurston P. McMurray	9,558	7,942	17,500
John A. Ciolek	11,531	13,469	25,000

Potential Payments Upon Termination or Change in Control

We do not provide any severance or change of control benefits to our named executive officers, other than Mr. McMurray, who is entitled to receive severance benefits for certain types of terminations (as described in more detail above under the heading, “Employment Agreement with Mr. McMurray”). In the event that Mr. McMurray’s employment had been terminated as of March 31, 2021 by the Partnership without “cause” or due to a “constructive discharge,” Mr. McMurray would have been entitled to receive the following amounts:

Cash Severance	Value of Guaranteed Unit Awards	Target Annual Bonus	Total
$500,000	$20,400	$500,000	$1,020,400

The board of directors has the option to accelerate the vesting of the restricted units in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of restricted units upon a change in control, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2021” table above (in the “Market Value of Service Award Units that Have Not Yet Vested” column).

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer, Mr. Krimbill, to the median of the annual total compensation of our employees for our last fiscal year.

For the year ended March 31, 2021:

•The median of the annual total compensation of all employees (other than the Chief Executive Officer) was $65,415; and
•The annual total compensation of Mr. Krimbill, as reported in the Summary Compensation Table above, was $642,632.

Based on the information for the year ended March 31, 2021, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was approximately 10 to 1.

To determine our median employee, we identified each individual employed by us on January 1, 2021, our determination date. As of that date, we had 1,038 employees located in two countries. We identified the median employee by examining only base pay plus overtime for the period from January 1, 2020 through December 31, 2020. We included all employees, with the exception of four employees that work in Canada, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions or adjustments to any base pay plus overtime amounts. After identifying the median employee, we calculated the annual total compensation for the median employee using the same methodology we use to calculate total annual compensation for our named executive officers, as set forth in the Summary Compensation Table above.

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

Director Compensation

Officers or employees of our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner or its affiliates receives the following cash compensation for his board service:

•an annual retainer of $80,000;
•an annual retainer of $20,000 for the chairman of the audit committee;
•an annual retainer of $15,000 for the chairman of the compensation committee;
•an annual retainer of $14,000 for each member of the audit committee other than the chairman; and
•an annual retainer of $10,000 for each member of the compensation committee other than the chairman.

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

The following table summarizes the compensation earned during fiscal year 2021 by each director who is not an officer or employee of our general partner or its affiliates:

Name	Total ($)(1)
Shawn W. Coady	80,000
James M. Collingsworth	104,000
Stephen L. Cropper	119,000
Bryan K. Guderian	90,000
Derek S. Reiners	114,000

(1)    Amount represents fees paid in cash. No restricted units were granted to any of the directors during fiscal year 2021.

Long-Term Equity Incentive Awards

The following table summarizes Service Award units activity during fiscal year 2021 with respect to each director who is not an officer or employee of our general partner or its affiliates:

	Unvested Units at		Unvested Units at
Name	March 31, 2020	Units Vested	March 31, 2021 (2)
Shawn W. Coady (1)	12,000	(8,000)	4,000
James M. Collingsworth (1)	12,000	(8,000)	4,000
Stephen L. Cropper (1)	12,000	(8,000)	4,000
Bryan K. Guderian (1)	12,000	(8,000)	4,000
Derek S. Reiners (1)	12,000	(8,000)	4,000

(1)    Dr. Coady, Mr. Collingsworth, Mr. Cropper, Mr. Guderian and Mr. Reiners each vested in 4,000 Service Awards on November 10, 2020 and February 11, 2021.
(2)    All of the Service Awards in the table above will vest on November 12, 2021.

In May 2021, the board of directors of our general partner granted 50,000 Service Awards to each of Dr. Coady, Mr. Collingsworth, Mr. Cropper, Mr. Guderian and Mr. Reiners. For each individual, one-fourth of those grants will vest in each of February 10, 2022, November 14, 2022, February 13, 2023 and November 15, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of May 28, 2021, of our common units by:
•each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;
•each director of our general partner;
•each named executive officer of our general partner; and
•all directors and executive officers of our general partner as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Invesco Ltd. (2)	19,923,209	15.37%
EIG Neptune Equity Aggregator, L.P. (3)	16,734,375	11.44%

Directors and named executive officers:
John A. Ciolek (4)	49,764	*
Shawn W. Coady (5)	2,598,195	2.00%
James M. Collingsworth (6)	310,870	*
Stephen L. Cropper (7)	71,000	*
Bryan K. Guderian	68,500	*
Robert W. Karlovich III (8)	101,631	*
H. Michael Krimbill (9)	2,940,018	2.27%
Kurston P. McMurray (10)	53,742	*
John T. Raymond	50,000	*
Derek S. Reiners	22,000	*
Lawrence J. Thuillier (11)	49,830	*
Randall S. Wade	—	*
All directors and executive officers as a group (12 persons) (12)	6,315,550	4.87%

* Less than 1.0%
(1)    Based on 129,593,939 common units outstanding at May 28, 2021.
(2)     The mailing address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309. Invesco Ltd. reported shared voting and dispositive power with respect to all common units beneficially owned. The information related to Invesco Ltd. is based upon its Schedule 13G filed with the SEC for the quarter ended December 31, 2020.
(3)    The mailing address for EIG Neptune Equity Aggregator, L.P. (“EIG Neptune”) is 600 New Hampshire Ave NW, Suite 1200, Washington, DC 20037. EIG Neptune reported shared voting and dispositive power with respect to all common units beneficially owned. The information related to EIG Neptune is based upon its Schedule 13D filed with the SEC for the quarter ended September 30, 2020. The common units beneficially owned relate to warrants that were exercisable on July 2, 2020. For purposes of calculating ownership percentages, the units underlying the warrants are only deemed outstanding for purposes of calculating EIG Neptune’s percentage.
(4)    Does not include 12,500 unvested units that will vest on November 12, 2021, 37,500 unvested units that will vest on February 10, 2022, 37,500 unvested units that will vest on November 14, 2022, 37,500 unvested units that will vest on February 13, 2023 and 37,500 unvested units that will vest on November 15, 2023.
(5)    Dr. Coady owns 118,304 of these common units. SWC Family Partnership LP owns 2,320,391 of these common units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Dr. Coady is the sole member. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 135,000 of these common units. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The Tara Nicole Coady Trust II, of which the reporting person is the trustee, owns 12,250 of these common units. The Colleen Blair Coady Trust, of which the reporting person is the trustee, owns 12,250 of these common units. Dr. Coady also owns a 12.27% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.

(6)    Mr. Collingsworth owns 298,500 of these common units. Mr. Collingsworth holds 2,000 of these common units jointly with his spouse, Cindy Collingsworth. Cindy Collingsworth and her sister jointly own 9,500 of these common units. Cindy Collingsworth owns 870 of these common units.
(7)    Mr. Cropper owns 46,000 of these common units. The Donna L. Cropper Revocable Living Trust, of which Mr. Cropper and his spouse, Donna L. Cropper, are the trustees, owns 25,000 of these common units.
(8)    Does not include 12,500 unvested units that will vest on November 12, 2021, 37,500 unvested units that will vest on February 10, 2022, 37,500 unvested units that will vest on November 14, 2022, 37,500 unvested units that will vest on February 13, 2023 and 37,500 unvested units that will vest on November 15, 2023. Mr. Karlovich owns a 0.3% interest in our general partner through TK3 Investment Holdings, LLC. of which he own 100% of the membership interests.
(9)    Mr. Krimbill owns 1,153,615 of these common units, which does not include 75,000 unvested units that will vest on November 12, 2021, 62,500 unvested units that will vest on February 10, 2022, 62,500 unvested units that will vest on November 14, 2022, 62,500 unvested units that will vest on February 13, 2023 and 62,500 unvested units that will vest on November 15, 2023. All of the unvested units noted above were reported on Mr. Krimbill’s Form 4. Krim2010, LLC owns 904,848 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP also owns 388,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Krimbill Enterprises LP, II also owns 130,000 of these common units. Krimbill Enterprises LP, II is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns a 14.81% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests and Krimbill Capital Group, LLC, which is owned 100% by the H. Michael Krimbill Revocable Trust, of which Mr. Krimbill is the trustee.
(10)    Does not include 10,000 unvested units that will vest on November 12, 2021, 37,500 unvested units that will vest on February 10, 2022, 37,500 unvested units that will vest on November 14, 2022, 37,500 unvested units that will vest on February 13, 2023 and 37,500 unvested units that will vest on November 15, 2023. Mr. McMurray owns a 0.25% interest in our general partner through MCM Investments, LLC, of which he owns 100% of the membership interests.
(11)    Does not include 5,000 unvested units that will vest on November 12, 2021, 13,750 unvested units that will vest on February 10, 2022, 13,750 unvested units that will vest on November 14, 2022, 13,750 unvested units that will vest on February 13, 2023 and 13,750 unvested units that will vest on November 15, 2023.
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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information regarding the securities that may be issued under the LTIP at March 31, 2021.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders (1)	446,975	—	—
Total	446,975	—	—

(1)    Our general partner adopted the LTIP in connection with the completion of our initial public offering (“IPO”) in May 2011, which did not require the approval of our unitholders. Prior to the expiration of the LTIP on May 10, 2021, we granted approximately 3.3 million common units as Service Awards, which will vest in our 2022 and 2023 fiscal years. Due to the LTIP expiring, we have no common units available for grant and any current unvested Service Awards that are forfeited, canceled or expire will not be available for future grants.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 42,973,134 common units, representing an aggregate 33.16% limited partner interest in us. In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights (“IDRs”). As of March 31, 2021, we owned 8.69% of our general partner.

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

The following table summarizes the distributions and payments to be made by us to our directors, executive officers, and greater than 5% unitholders and our general partner in connection with our ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities before our IPO and, consequently, are not the result of arm’s length negotiations.

Operation Stage

Distributions of available cash to our directors, executive officers, and greater than 5% unitholders and our general partner
We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, executive officers, and greater than 5% unitholders as the holders of an aggregate 42,973,134 common units, and 0.1% to our general partner. In addition, when distributions exceed the minimum quarterly distribution and other higher target distributions levels, our general partner is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

If our general partner elects to reset the target distribution levels, it will be entitled to receive common units and to maintain its general partner interest.

As described in Note 8 to our consolidated financial statements included in this Annual Report, the indenture to the 2026 Senior Secured Notes restricts us from paying distributions until our total leverage ratio (as defined in the indenture) for the most recently ended four full fiscal quarters at the time of the distribution is not greater than 4.75 to 1.00. In addition, quarterly distributions on the preferred units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units.

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

Transactions with Related Persons

WPX

Bryan K. Guderian is a member of our board of directors and was an executive officer of WPX. We purchase crude oil from and sell crude oil to WPX (certain of the purchases and sales that were entered into in contemplation of each other are recorded on a net basis within revenues in our consolidated statement of operations). We also treat and dispose of produced water and solids received from WPX. On January 7, 2021, Devon Energy Corporation (“Devon”) acquired WPX and Mr. Guderian has since retired from WPX/Devon. Due to his retirement, we will no longer be classifying transactions with WPX or Devon as related party transactions after December 31, 2020. The following table summarizes transactions with WPX for the year ended March 31, 2021 (in thousands):

Sales to WPX	$39,129
Purchases from WPX	$216,487

DCC

Shawn W. Coady is a member of our board of directors and retired from being an executive officer of DCC effective December 31, 2020. We sell propane to and purchase propane from DCC. The following table summarizes transactions with DCC for the year ended March 31, 2021 (in thousands):

Sales to DCC	$18,402
Purchases from DCC	$428

EIG

To complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 8 to our consolidated financial statements included in this Annual Report), we were required to receive the consent of EIG which are holders of our Class D Preferred Units and are represented on the board of directors of our general partner. For their consent, we paid to EIG $40.0 million.

Other Transactions

We purchase goods and services from certain entities that are partially owned by our named executive officers. The following table summarizes these transactions for the year ended March 31, 2021:

Entity	Nature of Purchases	Amount Purchased	Ownership Interest in Entity
		(in thousands)
H. Michael Krimbill
KAIR2014 LLC	Aircraft	$760	50%

Travis Krimbill, an employee of the Partnership, is the son of H. Michael Krimbill, who is a named executive officer of the Partnership and a member of the board of directors. Travis Krimbill does not report to H. Michael Krimbill and his compensation is determined by the Chief Financial Officer. During the year ended March 31, 2021, Travis Krimbill received total compensation of approximately $0.1 million.

Registration Rights Agreement

We have entered into a registration rights agreement (as amended, the “Registration Rights Agreement”) with certain third parties (the “registration rights parties”) pursuant to which we agreed to register for resale under the Securities Act of 1933, as amended (“Securities Act”) common units owned by the parties to the Registration Rights Agreement. In connection with our IPO, we granted registration rights to the NGL Energy GP Investor Group, and subsequently, we have granted registration rights in connection with several acquisitions. We will not be required to register such common units if an exemption from the registration requirements of the Securities Act is available with respect to the number of common units desired to be sold. Subject to limitations specified in the Registration Rights Agreement, the registration rights of the registration rights parties include the following:

•Demand Registration Rights. Certain registration rights parties deemed “Significant Holders” under the agreement may, to the extent that they continue to own more than 4% of our common units, require us to file a registration statement with the SEC registering the offer and sale of a specified number of common units, subject to limitations on the number of requests for registration that can be made in any twelve-month period as well as customary cutbacks at the discretion of the underwriters relating to a potential offering. All other registration rights parties are entitled to notice of a Significant Holder’s exercise of its demand registration rights and may include their common units in such registration. We can only be required to file a total of nine registration statements upon the Significant Holders’ exercise of these demand registration rights and are only required to effect demand registration if the aggregate proposed offering price to the public is at least $10.0 million.
•Piggyback Registration Rights. If we propose to file a registration statement under the Securities Act to register our common units, the registration rights parties are entitled to notice of such registration and have the right to include their common units in the registration, subject to limitations that the underwriters relating to a potential offering may impose on the number of common units included in the registration. These counterparties also have the right to include their units in our future registrations, including secondary offerings of our common units.
•Expenses of Registration. With specified exceptions, we are required to pay all expenses incidental to any registration of common units, excluding underwriting discounts and commissions.

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

The Code of Business Conduct and Ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to:

•whether there is an appropriate business justification for the transaction;
•the benefits that accrue to the Partnership as a result of the transaction;
•the terms available to unrelated third parties entering into similar transactions;
•the impact of the transaction on a director’s independence (in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer);
•the availability of other sources for comparable products or services;
•whether it is a single transaction or a series of ongoing, related transactions; and
•whether entering into the transaction would be consistent with the Code of Business Conduct and Ethics.

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

Item 14.    Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the periods indicated:

	March 31,
	2021	2020
	(in thousands)
Audit fees (1)	$2,149	$2,735
Audit-related fees (2)	7	48
Tax fees	—	—
All other fees	—	—
Total	$2,156	$2,783

(1)    Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and the preparation of letters to underwriters and other requesting parties.
(2)    Includes fees in fiscal years 2021 and 2020 for review services for one of our subsidiaries.

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

Exhibit Number	Description
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

3.14
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
4.14
Registration Rights Agreement, dated as of October 24, 2016, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 24, 2016)

4.15
First Supplemental Indenture, dated as of February 21, 2017, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.16
Second Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.17
Third Supplemental Indenture, dated as of January 25, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.18
Fourth Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.19
Fifth Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

4.20
Sixth Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

4.21*
Seventh Supplemental Indenture, dated as of February 18, 2021, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.22
Indenture, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.23
Forms of 6.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.24
Registration Rights Agreement, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.25
First Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.26
Second Supplemental Indenture, dated as of January 25, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.27
Third Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.28
Fourth Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

4.29
Fifth Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

4.30*
Sixth Supplemental Indenture, dated as of February 18, 2021, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.31
Indenture, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.32
Forms of 7.5% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

Exhibit Number	Description
4.33
Registration Rights Agreement, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Mizuho Securities USA LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.34
First Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.35
Second Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

4.36
Third Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

4.37*
Fourth Supplemental Indenture, dated as of February 18, 2021, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee

4.38
Indenture, dated as of February 4, 2021, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

4.39
Form of 7.500% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 and included as Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

4.40
Amended and Restated Guaranty Agreement, dated as of March 31, 2017 and effective as of December 31, 2016, among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

4.41
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.42
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.43*	Description of NGL Energy Partners LP’s securities
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

10.3+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 17, 2011)
10.4+
Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

10.5
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

10.9	Form of Par Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.10	Form of Premium Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.11
Class D Preferred Unit and Warrant Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on September 30, 2019)

Exhibit Number	Description
10.12	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.13	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
21.1*	List of Subsidiaries of NGL Energy Partners LP
22.1*	List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended March 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended March 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020, and 2019, and (vi) Notes to Consolidated Financial Statements.
+    Management contracts or compensatory plans or arrangements.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 3, 2021.

NGL ENERGY PARTNERS LP
By:	NGL Energy Holdings LLC, its general partner
	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	June 3, 2021
H. Michael Krimbill	(Principal Executive Officer)

/s/ Robert W. Karlovich III	Chief Financial Officer	June 3, 2021
Robert W. Karlovich III	(Principal Financial Officer)

/s/ Lawrence J. Thuillier	Chief Accounting Officer	June 3, 2021
Lawrence J. Thuillier	(Principal Accounting Officer)

/s/ Shawn W. Coady	Director	June 3, 2021
Shawn W. Coady

/s/ James M. Collingsworth	Director	June 3, 2021
James M. Collingsworth

/s/ Stephen L. Cropper	Director	June 3, 2021
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	June 3, 2021
Bryan K. Guderian

/s/ John T. Raymond	Director	June 3, 2021
John T. Raymond

/s/ Derek S. Reiners	Director	June 3, 2021
Derek S. Reiners

/s/ Randall S. Wade	Director	June 3, 2021
Randall S. Wade

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 3, 2021 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment
As described further in Note 6 to the financial statements, the Partnership’s consolidated goodwill balance was $744.4 million as of March 31, 2021. Management evaluates goodwill for impairment on January 1 of each year, or more frequently to the extent events or conditions indicate a risk of possible impairment. Based on events occurring during the three months ended December 31, 2020, management performed a quantitative impairment assessment for the Crude Oil Logistics reporting unit to test goodwill for impairment. Further, management performed a quantitative impairment assessment for the Water Solutions reporting unit to test goodwill for impairment as of January 1, 2021. As a result of the assessments performed for the reporting units, and as described further in Note 6 to the financial statements, the Partnership recognized a goodwill impairment charge of $237.8 million as of December 31, 2020 related to its Crude Oil Logistics reporting unit within the Partnership’s Crude Oil Logistics reportable segment primarily due to changes in assumptions related to the projected future revenues and cash flows from the dates the goodwill was originally recorded. We identified the goodwill impairment assessment as a critical audit matter.

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

Our audit procedures related to the goodwill impairment assessment included the following, among others. We tested the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the determination of the fair value of the reporting units. In addition to testing the effectiveness of controls, we also performed the following:

•Utilized a valuation specialist to evaluate:
◦The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation,
◦The appropriateness of the discount rate by recalculating the weighted average costs of capital and evaluating future market conditions, and
◦Other significant assumptions, including the terminal growth rate.
•Tested the reasonableness of management’s process for determining the fair value of the reporting units, including the revenue growth rate, forecasted costs and operating margins by comparing such items to the industry projections and conditions found in industry reports as well as historical operating results of the reporting units and by assessing the likelihood or capability of the reporting unit to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2010.

Tulsa, Oklahoma
June 3, 2021

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, except unit amounts)

	March 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,829	$22,704
Accounts receivable-trade, net of allowance for expected credit losses of $2,192 and $4,540, respectively	725,943	566,834
Accounts receivable-affiliates	9,435	12,934
Inventories	158,467	69,634
Prepaid expenses and other current assets	109,164	101,981
Total current assets	1,007,838	774,087
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $776,279 and $529,068, respectively	2,706,853	2,851,555
GOODWILL	744,439	993,587
INTANGIBLE ASSETS, net of accumulated amortization of $517,518 and $631,449, respectively	1,262,613	1,612,480
INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,719	23,182
OPERATING LEASE RIGHT-OF-USE ASSETS	152,146	180,708
OTHER NONCURRENT ASSETS	50,733	63,137
Total assets	$5,947,341	$6,498,736
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$679,868	$515,049
Accounts payable-affiliates	119	17,717
Accrued expenses and other payables	170,400	232,062
Advance payments received from customers	11,163	19,536
Current maturities of long-term debt	2,183	4,683
Operating lease obligations	47,070	56,776
Total current liabilities	910,803	845,823
LONG-TERM DEBT, net of debt issuance costs of $55,555 and $19,795, respectively, and current maturities	3,319,030	3,144,848
OPERATING LEASE OBLIGATIONS	103,637	121,013
OTHER NONCURRENT LIABILITIES	114,615	114,079
COMMITMENTS AND CONTINGENCIES (NOTE 9)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	537,283

EQUITY:
General partner, representing a 0.1% interest, 129,724 and 128,901 notional units, respectively	(52,189)	(51,390)
Limited partners, representing a 99.9% interest, 129,593,939 and 128,771,715 common units issued and outstanding, respectively	582,784	1,366,152
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(266)	(385)
Noncontrolling interests	69,471	72,954
Total equity	948,159	1,735,690
Total liabilities and equity	$5,947,341	$6,498,736
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2021	2020	2019
REVENUES:
Water Solutions	$370,986	$422,059	$301,686
Crude Oil Logistics	1,721,636	2,549,767	3,136,635
Liquids Logistics	3,133,146	4,611,136	5,249,474
Other	1,255	1,038	1,362
Total Revenues	5,227,023	7,584,000	8,689,157
COST OF SALES:
Water Solutions	9,622	(33,870)	(10,787)
Crude Oil Logistics	1,515,993	2,293,953	2,902,656
Liquids Logistics	2,966,391	4,342,526	5,089,263
Other	1,816	1,774	1,929
Total Cost of Sales	4,493,822	6,604,383	7,983,061
OPERATING COSTS AND EXPENSES:
Operating	254,562	332,993	231,065
General and administrative	70,468	113,664	107,407
Depreciation and amortization	317,227	265,312	211,973
Loss on disposal or impairment of assets, net	475,436	261,786	34,296
Revaluation of liabilities	6,261	9,194	(5,373)
Operating (Loss) Income	(390,753)	(3,332)	126,728
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	1,938	1,291	2,533
Interest expense	(198,799)	(181,184)	(164,725)
(Loss) gain on early extinguishment of liabilities, net	(16,692)	1,341	(12,340)
Other (expense) income, net	(36,503)	1,684	(30,418)
Loss From Continuing Operations Before Income Taxes	(640,809)	(180,200)	(78,222)
INCOME TAX BENEFIT (EXPENSE)	3,391	(345)	(1,233)
Loss From Continuing Operations	(637,418)	(180,545)	(79,455)
(Loss) Income From Discontinued Operations, net of Tax	(1,769)	(218,235)	418,850
Net (Loss) Income	(639,187)	(398,780)	339,395
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(632)	1,773	20,206
LESS: NET LOSS ATTRIBUTABLE TO REDEEMABLE NONCONTROLLING INTERESTS	—	—	446
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(639,819)	$(397,007)	$360,047

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(730,683)	$(367,246)	$(171,153)
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(1,767)	$(218,017)	$418,877
NET (LOSS) INCOME ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(732,450)	$(585,263)	$247,724
BASIC (LOSS) INCOME PER COMMON UNIT
Loss From Continuing Operations	$(5.67)	$(2.88)	$(1.39)
(Loss) Income From Discontinued Operations, net of Tax	$(0.01)	$(1.71)	$3.41
Net (Loss) Income	$(5.68)	$(4.59)	$2.01
DILUTED (LOSS) INCOME PER COMMON UNIT
Loss From Continuing Operations	$(5.67)	$(2.88)	$(1.39)
(Loss) Income From Discontinued Operations, net of Tax	$(0.01)	$(1.71)	$3.41
Net (Loss) Income	$(5.68)	$(4.59)	$2.01
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,980,823	127,411,908	123,017,064
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	128,980,823	127,411,908	123,017,064
 The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Year Ended March 31,
	2021	2020	2019
Net (loss) income	$(639,187)	$(398,780)	$339,395
Other comprehensive income (loss)	119	(130)	(9)
Comprehensive (loss) income	$(639,068)	$(398,910)	$339,386

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended March 31, 2021, 2020, and 2019
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2018	$(50,819)	8,400,000	$202,731	121,472,725	$1,852,495	$(1,815)	$83,503	$2,086,095
Distributions to general and common unit partners and preferred unitholders (Note 10)	(330)	—	—	—	(236,303)	—	—	(236,633)
Contributions	—	—	—	—	—	—	169	169
Sawtooth joint venture (Note 18)	—	—	—	—	(63)	—	(791)	(854)
Purchase of noncontrolling interest	—	—	—	—	(33)	—	(3,927)	(3,960)
Redeemable noncontrolling interest valuation adjustment	—	—	—	—	(3,349)	—	—	(3,349)
Repurchase of warrants (Note 10)	—	—	—	—	(14,988)	—	—	(14,988)
Common unit repurchases and cancellations	—	—	—	(26,993)	(297)	—	—	(297)
Equity issued pursuant to incentive compensation plan (Note 10)	22	—	—	2,833,968	39,712	—	—	39,734
Warrants exercised (Note 10)	—	—	—	228,797	2	—	—	2
Accretion of beneficial conversion feature of 10.75% Class A convertible preferred units (Note 10)	—	—	—	—	(67,239)	—	—	(67,239)
Net income (loss)	387	—	—	—	359,660	—	(20,206)	339,841
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Cumulative effect adjustment for adoption of ASC 606	139	—	—	—	139,167	—	—	139,306
Cumulative effect adjustment for adoption of ASU 2016-01	(2)	—	—	—	(1,567)	1,569	—	—
BALANCES AT MARCH 31, 2019	(50,603)	8,400,000	202,731	124,508,497	2,067,197	(255)	58,748	2,277,818
Distributions to general and common unit partners and preferred unitholders (Note 10)	(342)	—	—	—	(258,020)	—	—	(258,362)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,145)	(1,145)
Issuance of Class B preferred units, net of offering costs (Note 10)	—	4,185,642	102,737	—	—	—	—	102,737
Issuance of Class C preferred units, net of offering costs (Note 10)	—	1,800,000	42,891	—	—	—	—	42,891
Issuance of warrants, net of offering costs (Note 10)	—	—	—	—	52,742	—	—	52,742
Warrants exercised (Note 10)	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of 10.75% Class A convertible preferred units (Note 10)	—	—	—	—	(36,517)	—	—	(36,517)
10.75% Class A convertible preferred units redemption - amount paid in excess of carrying value (Note 10)	—	—	—	—	(78,797)	—	—	(78,797)
Equity issued pursuant to incentive compensation plan (Note 10)	33	—	—	2,938,481	32,931	—	—	32,964
Common unit repurchases and cancellations	—	—	—	(133,634)	(1,644)	—	—	(1,644)
Mesquite Disposals Unlimited, LLC ("Mesquite") acquisition	—	—	—	—	—	—	17,124	17,124
Investment in NGL Energy Holdings LLC (Note 13)	—	—	—	—	(15,226)	—	—	(15,226)
Net loss	(478)	—	—	—	(396,529)	—	(1,773)	(398,780)
Other comprehensive loss	—	—	—	—	—	(130)	—	(130)
BALANCES AT MARCH 31, 2020	(51,390)	14,385,642	348,359	128,771,715	1,366,152	(385)	72,954	1,735,690
Distributions to general and common unit partners and preferred unitholders (Note 10)	(65)	—	—	—	(147,715)	—	—	(147,780)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(4,115)	(4,115)
Common unit repurchases and cancellations (Note 10)	—	—	—	(70,226)	(182)	—	—	(182)
Equity issued pursuant to incentive compensation plan (Note 10)	—	—	—	892,450	4,727	—	—	4,727
Net (loss) income	(733)	—	—	—	(639,086)	—	632	(639,187)
Other comprehensive income	—	—	—	—	—	119	—	119
Cumulative effect adjustment for adoption of ASU 2016-13 (Note 17)	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCES AT MARCH 31, 2021	$(52,189)	14,385,642	$348,359	129,593,939	$582,784	$(266)	$69,471	$948,159
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in Thousands)

	Year Ended March 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net (loss) income	$(639,187)	$(398,780)	$339,395
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	1,769	218,235	(418,850)
Depreciation and amortization, including amortization of debt issuance costs	331,200	276,848	221,674
Loss on early extinguishment or revaluation of liabilities, net	22,953	7,853	6,967
Non-cash equity-based compensation expense	6,727	26,510	41,367
Loss on disposal or impairment of assets, net	475,436	261,786	34,296
Provision for expected credit losses	5,988	1,002	381
Net adjustments to fair value of commodity derivatives	83,578	(85,941)	(10,817)
Equity in earnings of unconsolidated entities	(1,938)	(1,291)	(2,533)
Distributions of earnings from unconsolidated entities	3,364	—	2,206
Lower of cost or net realizable value adjustments	3,898	33,973	14,305
Other	1,513	2,541	(485)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(162,031)	436,349	(185,717)
Inventories	(92,731)	29,779	(10,093)
Other current and noncurrent assets	92,555	14,081	43,996
Accounts payable-trade and affiliates	207,505	(375,257)	87,739
Other current and noncurrent liabilities	(34,836)	(65,262)	(12,308)
Net cash provided by operating activities-continuing operations	305,763	382,426	151,523
Net cash (used in) provided by operating activities-discontinued operations	(1,769)	81,629	185,727
Net cash provided by operating activities	303,994	464,055	337,250
INVESTING ACTIVITIES:
Capital expenditures	(186,801)	(555,713)	(455,586)
Acquisitions, net of cash acquired	901	(1,268,474)	(300,614)
Net settlements of commodity derivatives	(80,372)	86,702	(10,173)
Proceeds from sales of assets	45,742	17,621	16,177
Proceeds from divestitures of businesses and investments, net	—	—	335,809
Investments in unconsolidated entities	(963)	(21,218)	(389)
Distributions of capital from unconsolidated entities	—	440	1,440
Repayments on loan for natural gas liquids facility	—	3,022	10,336
Loan to affiliate	—	—	(1,515)
Net cash used in investing activities-continuing operations	(221,493)	(1,737,620)	(404,515)
Net cash provided by investing activities-discontinued operations	—	298,864	857,988
Net cash (used in) provided by investing activities	(221,493)	(1,438,756)	453,473
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	1,261,000	4,074,000	4,098,500
Payments on revolving credit facilities	(2,727,000)	(3,775,000)	(3,897,000)
Issuance of senior secured and unsecured notes and term credit agreement	2,300,000	700,000	—
Repayment of term credit agreements	(555,562)	—	—
Repayment and repurchase of senior unsecured notes	(115,796)	(454)	(737,058)
Proceeds from borrowings on other long-term debt	50,000	—	—
Payments on other long-term debt	(5,590)	(653)	(653)
Debt issuance costs	(65,566)	(14,950)	(1,383)
Contributions from noncontrolling interest owners, net	—	—	169
Distributions to general and common unit partners and preferred unitholders	(142,128)	(244,400)	(236,633)
Distributions to noncontrolling interest owners	(4,115)	(1,145)	—
Proceeds from sale of preferred units, net of offering costs	—	622,391	—
Payments for redemption of preferred units	—	(265,128)	—
Repurchase of warrants	—	—	(14,988)
Common unit repurchases and cancellations	(182)	(1,644)	(297)
Payments for settlement and early extinguishment of liabilities	(95,437)	(98,958)	(4,577)
Investment in NGL Energy Holdings LLC	—	(15,226)	—
Net cash (used in) provided by financing activities-continuing operations	(100,376)	978,833	(793,920)
Net cash used in financing activities-discontinued operations	—	—	(325)
Net cash (used in) provided by financing activities	(100,376)	978,833	(794,245)
Net (decrease) increase in cash and cash equivalents	(17,875)	4,132	(3,522)
Cash and cash equivalents, beginning of period	22,704	18,572	22,094
Cash and cash equivalents, end of period	$4,829	$22,704	$18,572
Supplemental cash flow information:
Cash interest paid	$168,642	$155,445	$170,632
Income taxes paid (net of income tax refunds)	$2,586	$4,931	$2,423
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B, Class C and Class D preferred unitholders	$13,814	$18,687	$4,725
Accrued capital expenditures	$21,824	$88,917	$19,121
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1—Nature of Operations and Organization

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. At March 31, 2021, our operations included three segments:

•Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from oil and natural gas production. We also sell produced water for reuse and brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments, with leading oil and gas companies including large, investment grade producer customers.
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
•Our Liquids Logistics segment (formerly named Liquids and Refined Products) conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 28 company-owned terminals, third-party storage and terminal facilities, common carrier pipelines and a fleet of leased railcars. We also provide marine exports of butane through our facility located in Chesapeake, Virginia.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

•Level 1: Quoted prices in active markets for identical assets and liabilities that we have the ability to access at the measurement date.
•Level 2: Inputs (other than quoted prices included within Level 1) that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter commodity price swap and option contracts and forward commodity contracts. We determine the fair value of all of our derivative financial instruments utilizing pricing models for similar instruments. Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.
•Level 3: Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

We have certain taxable corporate subsidiaries in the United States and Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2017 to 2020 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We have a deferred tax liability of $45.8 million and $56.4 million at March 31, 2021 and 2020, respectively, as a result of acquiring corporations in connection with certain of our acquisitions (see Note 4), which is included within other noncurrent liabilities in our consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the year ended March 31, 2021 was $4.7 million with an effective tax rate of 39.7%. The deferred tax benefit recorded during the year ended March 31, 2020 was $2.9 million with an effective tax rate of 27.8%.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2021 or 2020.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand and time deposits, and funds invested in highly liquid instruments with maturities of three months or less at the date of purchase. At times, certain account balances may exceed federally insured limits.

Accounts Receivable and Concentration of Credit Risk

We operate in the United States and Canada. We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions. See Note 17 for a further discussion of our allowance for expected credit losses.

We execute netting agreements with certain customers to mitigate our credit risk. Receivables and payables are reflected at a net balance to the extent a netting agreement is in place and we intend to settle on a net basis.

We did not have any customers that represented over 10% of consolidated revenues for fiscal years 2021, 2020 and 2019.

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

Inventories consist of the following at the dates indicated:

	March 31,
	2021	2020
	(in thousands)
Crude oil	$64,916	$18,201
Propane	45,521	25,163
Butane	19,189	9,619
Biodiesel	16,169	8,195
Ethanol	3,056	1,834
Diesel	2,252	2,414
Other	7,364	4,208
Total	$158,467	$69,634

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

At March 31, 2021, cumulative equity earnings and cumulative distributions of our unconsolidated entities since they were acquired were $5.1 million and $6.8 million, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our investments in unconsolidated entities consist of the following at the dates indicated:

		Ownership		March 31,
Entity	Segment	Interest (1)	Date Acquired	2021	2020
				(in thousands)
Water services and land company	Water Solutions	50%	November 2019	$15,832	$16,607
Water services and land company	Water Solutions	50%	November 2019	2,284	2,092
Water services and land company	Water Solutions	10%	November 2019	3,254	3,384
Aircraft company (2)	Corporate and Other	50%	June 2019	748	447
Water services company	Water Solutions	50%	August 2018	424	449
Natural gas liquids terminal company	Liquids Logistics	50%	March 2019	177	203
Total				$22,719	$23,182

(1)    Ownership interest percentages are at March 31, 2021.
(2)    This is an investment with a related party. See Note 13 for a further discussion.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2021	2020
	(in thousands)
Loan receivable (1)	$2,962	$5,374
Line fill (2)	28,110	25,763
Minimum shipping fees - pipeline commitments (3)	13,171	17,443
Other	6,490	14,557
Total	$50,733	$63,137

(1)    Amounts at March 31, 2021 and 2020 represent the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party. In addition, the amount at March 31, 2020 represents the noncurrent portion of a loan receivable associated with our interest in the construction of a natural gas liquids loading/unloading facility (the “Facility”) that is utilized by a third party. The third party filed for Chapter 11 bankruptcy in July 2019. For a further discussion, see Note 18.
(2)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2021, line fill consisted of 423,978 barrels of crude oil. At March 31, 2020, line fill consisted of 335,069 barrels of crude oil and 262,000 barrels of propane. Line fill held in pipelines we own is included within property, plant and equipment (see Note 5). During the three months ended March 31, 2020, we recorded an impairment of $7.7 million primarily due to adjusting the cost basis of pipeline line fill to the market price of propane as of March 31, 2020.
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for one contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 9). As of March 31, 2021, the deficiency credit was $17.4 million, of which $4.2 million is recorded within prepaid expenses and other current assets in our consolidated balance sheet.

Accrued Expenses and Other Payables
Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2021	2020
	(in thousands)
Accrued interest	$56,299	$39,803
Accrued compensation and benefits	41,456	29,990
Derivative liabilities	21,562	17,777
Excise and other tax liabilities	10,970	9,941
Contingent consideration liability (1)	3,083	102,419
Product exchange liabilities	1,188	1,687
Other	35,842	30,445
Total	$170,400	$232,062

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(1)    Decrease is due to the monthly installment payments totaling $100.0 million made during the year ended March 31, 2021 related to our acquisition of certain assets of Mesquite. We made our last installment payment in December 2020.

Property, Plant and Equipment

We record property, plant and equipment at cost, less accumulated depreciation. Acquisitions and improvements are capitalized, and maintenance and repairs are expensed as incurred. As we dispose of assets, we remove the cost and related accumulated depreciation from the accounts, and any resulting gain or loss is included within loss on disposal or impairment of assets, net. We compute depreciation expense of our property, plant and equipment using the straight-line method over the estimated useful lives of the assets (see Note 5).

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including customer relationships, customer commitments, pipeline capacity rights, rights-of-way and easements, water rights, executory contracts and other agreements, covenants not to compete, and trade names. In addition, we capitalize certain debt issuance costs associated with the Revolving Credit Facility (as defined herein), ABL Facility (as defined herein) and the Sawtooth Caverns, LLC (“Sawtooth”) credit agreement. We amortize the majority of our intangible assets on a straight-line basis over the estimated useful lives of the assets (see Note 7). We amortize debt issuance costs over the terms of the related debt using a method that approximates the effective interest method.

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Business combinations are accounted for using the “acquisition method” (see Note 4). We expect that all of our goodwill at March 31, 2021 is deductible for federal income tax purposes.

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

Acquisitions

To determine if a transaction should be accounted for as a business combination or an acquisition of assets, we first calculate the relative fair values of the assets acquired. If substantially all of the relative fair value is concentrated in a single asset or group of similar assets, or if not but the transaction does not include a significant process (does not meet the definition of a business), we record the transaction as an acquisition of assets. For acquisitions of assets, the purchase price is allocated based on the relative fair values and goodwill is not recorded. All other transactions are recorded as business combinations. We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. For a business combination, the excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually (as described above).

Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. Also, as discussed in Note 4, we made certain adjustments during the year ended March 31, 2021 to our estimates of the acquisition date fair values of the assets acquired and liabilities assumed in business combinations that occurred during the year ended March 31, 2020.

Recent Accounting Pronouncements

In November 2020, the Securities and Exchange Commission (“SEC”) issued a Final Rule, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information”, to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. The Final Rule eliminates Regulation S-K, Item 301. Selected Financial Data, streamlines the requirements in Item 302. Supplementary Financial Information, and updates certain requirements in Item 303. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The guidance is effective for fiscal periods ending on or after August 9, 2021, although early adoption is permitted if an entity complies with an amended Item in its entirety. Effective March 31, 2021, we adopted a portion of this guidance by electing to comply with guidance related to Item 301, which eliminated the Selected Financial Data, and Item 302, which allowed us to eliminate the Quarterly Financial Data from this filing.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted earnings per share calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. This guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the effect that this guidance will have on our financial position, results of operations and cash flows.

In March 2020, the SEC issued “Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities”, which amends the disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X. The amendment simplifies the disclosure requirements and permits the amended disclosures to be provided outside the footnotes in audited annual or

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

unaudited interim consolidated financial statements in all filings. The guidance is effective for the Partnership for fiscal periods ending after January 4, 2021, although early adoption is permitted. We adopted this guidance effective April 1, 2020 and elected to include the required summarized financial information in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity, Sources of Capital and Capital Resource Activities–Guarantor Summarized Financial Information.”

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective prospectively upon issuance through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of this ASU. We are currently evaluating the effect that this guidance will have on our financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses.” The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected, which would include trade accounts receivable. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. We adopted ASU No. 2016-13 on April 1, 2020, using the modified retrospective approach with a cumulative effect adjustment of $1.1 million to opening equity at the beginning of the period of adoption. See Note 17 for a further discussion of the impact of the adoption of this ASU on our consolidated financial statements.

Note 3—(Loss) Income Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
Weighted average common units outstanding during the period:
Common units - Basic	128,980,823	127,411,908	123,017,064
Common units - Diluted	128,980,823	127,411,908	123,017,064

For the years ended March 31, 2021, 2020 and 2019, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our (loss) income per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands, except unit and per unit amounts)
Loss from continuing operations	$(637,418)	$(180,545)	$(79,455)
Less: Continuing operations (income) loss attributable to noncontrolling interests	(632)	1,773	20,206
Net loss from continuing operations attributable to NGL Energy Partners LP	(638,050)	(178,772)	(59,249)
Less: Distributions to preferred unitholders (1)(2)	(93,364)	(188,734)	(111,936)
Less: Continuing operations net loss allocated to general partner (3)	731	260	32
Net loss from continuing operations allocated to common unitholders	$(730,683)	$(367,246)	$(171,153)

(Loss) income from discontinued operations, net of tax	$(1,769)	$(218,235)	$418,850
Less: Discontinued operations loss attributable to redeemable noncontrolling interests	—	—	446
Less: Discontinued operations net loss (income) allocated to general partner (3)	2	218	(419)
Net (loss) income from discontinued operations allocated to common unitholders	$(1,767)	$(218,017)	$418,877

Net (loss) income allocated to common unitholders	$(732,450)	$(585,263)	$247,724

Basic (loss) income per common unit
Loss from continuing operations	$(5.67)	$(2.88)	$(1.39)
(Loss) income from discontinued operations, net of tax	$(0.01)	$(1.71)	$3.41
Net (loss) income	$(5.68)	$(4.59)	$2.01
Diluted (loss) income per common unit
Loss from continuing operations	$(5.67)	$(2.88)	$(1.39)
(Loss) income from discontinued operations, net of tax	$(0.01)	$(1.71)	$3.41
Net (loss) income	$(5.68)	$(4.59)	$2.01
Basic weighted average common units outstanding	128,980,823	127,411,908	123,017,064
Diluted weighted average common units outstanding	128,980,823	127,411,908	123,017,064

(1)    This amount includes distributions to preferred unitholders. The final accretion for the beneficial conversion of the 10.75% Class A Preferred Units (as defined herein) and the excess of the 10.75% Class A Preferred Units repurchase price over the carrying value of the units, as discussed further in Note 10, are included in the year ended March 31, 2020.
(2)    Includes cumulative dividends for the quarter ended March 31, 2021 which were earning but not declared or paid (see Note 10).
(3)    Net loss (income) allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Acquisitions

The following summarizes our acquisitions of assets during the year ended March 31, 2021:

In March 2021, we acquired the Ambassador pipeline, an approximately 225-mile natural gas liquids pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan. This pipeline complements our existing assets in the upper Midwest and expands our presence with anchor assets in the state of Michigan, one of the top propane markets in the United States. Total consideration for this acquisition was $18.2 million, which we are accounting for as an acquisition of assets. The consideration paid for this transaction was allocated primarily to property, plant and equipment. This acquisition is included in our Liquids Logistics segment.

The following summarizes the status of the preliminary purchase price allocation of acquisitions completed prior to April 1, 2020:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Hillstone Environmental Partners, LLC (“Hillstone”) Acquisition

As of October 31, 2020, we completed the acquisition accounting for the Hillstone acquisition. During the seven months ended October 31, 2020, we received additional information and recorded a decrease of $0.7 million to current assets, a decrease of $5.1 million to current liabilities and a decrease of $6.0 million to the deferred tax liability with the offset to goodwill. Also, there was a $0.9 million decrease to the preliminary purchase price as a result of a true up to the working capital acquired. This amount was recorded as an offset to goodwill. There were no other adjustments to the fair value of assets acquired and liabilities assumed during the seven months ended October 31, 2020.

Note 5—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated			March 31,
Description	Useful Lives			2021	2020
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$319,554	$314,694
Pipeline and related facilities	30	-	40	264,405	244,751
Vehicles and railcars	3	-	25	126,088	123,937
Water treatment facilities and equipment	3	-	30	1,930,437	1,525,859
Crude oil tanks and related equipment	2	-	30	238,924	234,143
Barges and towboats	5	-	30	137,386	125,162
Information technology equipment	3	-	7	50,220	34,261
Buildings and leasehold improvements	3	-	40	165,679	151,690
Land				100,352	91,446
Tank bottoms and line fill (1)				20,237	20,346
Other	3	-	20	15,054	14,627
Construction in progress				114,796	499,707
				3,483,132	3,380,623
Accumulated depreciation				(776,279)	(529,068)
Net property, plant and equipment				$2,706,853	$2,851,555

(1)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Line fill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Depreciation expense	$190,204	$132,791	$101,515
Capitalized interest expense	$2,778	$650	$482

Amounts in the table above do not include depreciation expense and capitalized interest related to TransMontaigne Product Services, LLC (“TPSL”) and our former Retail Propane segment, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 19).

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Water Solutions	$36,492	$22,491	$3,067
Crude Oil Logistics	1,766	36	3,489
Liquids Logistics	3,350	(30)	993
Corporate	228	—	—
Total	$41,836	$22,497	$7,549

During the year ended March 31, 2021, the following transactions were recorded within our Water Solutions segment:

•An impairment charge of $30.6 million to write down the value of an asset group due to a decline in producer activity, resulting in lower disposal volumes. See Note 7 for a discussion of the impairment of intangible assets within this asset group.
•An impairment charge of $11.9 million to write down the value of certain inactive saltwater disposal facilities that we do not expect to bring back online.
•A net loss of $6.7 million related to write-down or write off of certain assets, including facilities damaged by lightning strikes and abandoned projects, and the sale of certain other miscellaneous assets.
•A gain of $12.8 million related to the sale of certain permits, land and a saltwater disposal facility (see Note 18).

During the year ended March 31, 2020, the following transactions were recorded within our Water Solutions segment:

•An impairment charge of $13.5 million to write down the value of certain inactive saltwater disposal facilities.
•A net loss of $9.0 million related to write-down or write off of certain assets, including abandoned projects, and the sale of certain other miscellaneous assets.

Note 6—Goodwill

The following table summarizes changes in goodwill by segment for the periods indicated (in thousands):

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Balances at March 31, 2019	$410,139	$579,846	$120,471	$1,110,456
Revisions to acquisition accounting	4,755	—	(2,103)	2,652
Acquisitions	129,764	—	715	130,479
Impairment	(250,000)	—	—	(250,000)
Balances at March 31, 2020	294,658	579,846	119,083	993,587
Revisions to acquisition accounting (Note 4)	(11,348)	—	—	(11,348)
Impairment	—	(237,800)	—	(237,800)
Balances at March 31, 2021	$283,310	$342,046	$119,083	$744,439

Fiscal Year 2021 Goodwill Impairment Assessment

We performed a qualitative assessment as of January 1, 2021 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of our reporting units was more likely than not greater than the carrying value of the reporting units as of January 1, 2021, with the exception of our Water Solutions reporting unit, and our Crude Oil Logistics reporting unit, which was tested for impairment as of December 31, 2020. See below for a further discussion of the testing.

Due to lower than expected disposal volumes as a result of a slower than expected recovery in oil production in the various basins in which our Water Solutions reporting unit operates and the completion of our annual budget process, it was

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

decided that the goodwill within the Water Solutions reporting units should be tested for impairment as of January 1, 2021. We estimated the fair value of our Water Solutions reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Water Solutions reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) disposal volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Water Solutions reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Water Solutions reporting unit exceeded its carrying value by approximately 3.0%.

As discussed in Note 18, in December 2020, we reached a settlement in the Extraction Oil & Gas, Inc.(“Extraction”) bankruptcy case, which is expected to result in decreases in future cash flows for certain of our assets. Based on this aforementioned event, we concluded that a triggering event occurred, which required us to perform a quantitative impairment test as of December 31, 2020 for our Crude Oil Logistics reporting unit. We estimated the fair value of the Crude Oil Logistics reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Crude Oil Logistics reporting unit was less than its carrying value by approximately 17.0%.

During the three months ended December 31, 2020, in our Crude Oil Logistics reporting unit, we recorded a goodwill impairment charge of $237.8 million within loss on disposal or impairment of assets, net in our consolidated statement of operations.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During the three months ended March 31, 2020, in our Water Solutions reporting unit, we recorded a goodwill impairment charge of $250.0 million within loss on disposal or impairment of assets, net in our consolidated statement of operations.

Fiscal Year 2019 Goodwill Impairment Assessment

Due to the continued decrease in demand for natural gas liquid storage and the resulting decline in revenues and earnings as compared to actual and projected results, we tested the goodwill within our natural gas liquids salt cavern storage reporting unit (“Sawtooth reporting unit”), which is part of our Liquids Logistics segment, for impairment at January 1, 2019. We estimated the fair value of our Sawtooth reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of our Sawtooth reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) expected storage volumes, which are assumed to increase in the coming years due to increased production of natural gas liquids, (ii) expected propane and butane prices, (iii) expected rental fees and (iv) the addition of storing refined products (which we acquired as part of the sale of a portion of the reporting unit (see Note 18). We assumed that commodity prices would be flat through the duration of the model and an average increase of approximately 7% increase in rental fees per year starting in April 2020, and held such prices and fees flat for periods in our model beyond our 2024 fiscal year. For expenses, we assumed an increase consistent with the increase in storage volumes, and maintenance capital was held flat throughout the model. The discount rate used in our discounted cash flow method was a risk adjusted weighted average cost of capital calculated as of January 1, 2019 of approximately 13.1%. The discounted cash flow results indicated that the estimated fair value of our Sawtooth reporting unit was less than its carrying value by approximately 35.2% at January 1, 2019.

During the three months ended March 31, 2019, we recorded a goodwill impairment charge of $66.2 million, which was a write-off of the remaining goodwill within the Sawtooth reporting unit. The goodwill impairment charge was recorded within loss on disposal or impairment of assets, net in our consolidated statement of operations.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				March 31, 2021			March 31, 2020
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$1,318,638	$(450,639)	$867,999	$1,435,573	$(445,250)	$990,323
Customer commitments	10	-	25	192,000	(13,440)	178,560	502,000	(111,677)	390,323
Pipeline capacity rights	30			7,799	(1,907)	5,892	7,799	(1,647)	6,152
Rights-of-way and easements	1	-	45	90,703	(9,270)	81,433	89,476	(6,506)	82,970
Water rights	13	-	30	100,369	(14,454)	85,915	100,937	(8,441)	92,496
Executory contracts and other agreements	5	-	30	48,709	(21,300)	27,409	48,570	(18,210)	30,360
Non-compete agreements	2	-	24	12,100	(6,102)	5,998	12,723	(4,735)	7,988
Debt issuance costs (1)	2	-	5	9,558	(406)	9,152	44,051	(34,983)	9,068
Total amortizable				1,779,876	(517,518)	1,262,358	2,241,129	(631,449)	1,609,680
Non-amortizable:
Trade names				255	—	255	2,800	—	2,800
Total				$1,780,131	$(517,518)	$1,262,613	$2,243,929	$(631,449)	$1,612,480

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein), Revolving Credit Facility (as defined herein) and the Sawtooth credit agreement. Debt issuance costs related to fixed-rate notes, Bridge Term Credit Agreement (as defined herein) and Term Credit Agreement (as defined herein) are reported as a reduction of the carrying amount of long-term debt.

The weighted-average remaining amortization period for intangible assets is approximately 20.7 years.

Write off of Intangible Assets

During the year ended March 31, 2021, we recorded the following:

•An impairment charge of $145.8 million against the customer commitment intangible asset related to a transportation contract with Extraction that was rejected as part of Extraction’s bankruptcy. See Note 18 for a further discussion of Extraction’s bankruptcy and the impairment of the intangible asset.
•An impairment charge of $39.2 million to write down the value of a customer relationship intangible asset as part of the write down in value of a larger asset group (see Note 5).
•A $4.5 million write off of the debt issuance costs related to the Revolving Credit Facility which was repaid and terminated on February 4, 2021 (see Note 8).
•An impairment charge of $2.5 million to write down the value of the trade name as part of the write down of a larger asset group (see Note 5).

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2021	2020	2019
	(in thousands)
Depreciation and amortization	$127,023	$132,521	$110,458
Cost of sales	307	349	486
Interest expense	5,572	5,462	4,928
Operating expenses	247	286	—
Total	$133,149	$138,618	$115,872

Amounts in the table above do not include amortization expense related to TPSL and our former Retail Propane segment, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 19).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Expected amortization of our intangible assets is as follows (in thousands):

Year Ending March 31,
2022	$96,206
2023	78,510
2024	72,308
2025	67,807
2026	66,413
Thereafter	881,114
Total	$1,262,358

Note 8—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2021			March 31, 2020
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(44,246)	$2,005,754	$—	$—	$—
Asset-based revolving credit facility	4,000	—	4,000	—	—	—
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	555,251	(3,564)	551,687	607,323	(5,405)	601,918
6.125% Notes due 2025 (“2025 Notes”)	380,020	(3,297)	376,723	387,320	(4,217)	383,103
7.500% Notes due 2026 (“2026 Notes”)	338,402	(4,378)	334,024	450,000	(6,975)	443,025
Revolving credit facility:
Expansion capital borrowings	—	—	—	1,120,000	—	1,120,000
Working capital borrowings	—	—	—	350,000	—	350,000
Bridge term credit agreement	—	—	—	250,000	(3,198)	246,802
Other long-term debt	49,095	(70)	49,025	4,683	—	4,683
	3,376,768	(55,555)	3,321,213	3,169,326	(19,795)	3,149,531
Less: Current maturities	2,183	—	2,183	4,683	—	4,683
Long-term debt	$3,374,585	$(55,555)	$3,319,030	$3,164,643	$(19,795)	$3,144,848

(1)Debt issuance costs related to the ABL Facility, the Sawtooth credit agreement (included in other long-term debt) and the Revolving Credit Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Recent Developments

On February 4, 2021, we closed on our private offering of $2.05 billion of 7.5% 2026 Senior Secured Notes and a new credit agreement (the “New Credit Agreement”) which consists of a $500.0 million asset-based revolving credit facility (“ABL Facility”). Total offering costs and expenses were approximately $150.7 million, which includes certain make-whole (see Term Credit Agreement below) and consent costs (see Note 13). We used the net proceeds from the issuance of the 2026 Senior Secured Notes (along with borrowings under the ABL Facility) to (i) repay all outstanding borrowings under and terminate our existing revolving credit facility, (ii) repay all outstanding borrowings under and terminate our term credit agreement and (iii) pay fees and expenses in connection therewith as well as fees and expenses in connection with the issuance of the 2026 Senior Secured Notes and entering into the ABL Facility.

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

Compliance

At March 31, 2021, we were in compliance with the covenants under the 2026 Senior Secured Notes indenture.

ABL Facility

The $500.0 million ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial borrowing base is $500.0 million and the sub-limit for letters of credit is $200.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At March 31, 2021, $4.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $156.0 million.

The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions. The ABL Facility bears interest at a LIBOR-based rate (with such customary provisions under the ABL Facility providing for the replacement of LIBOR with any successor rate) or an alternate base rate, in each case plus an applicable borrowing margin based on our Fixed Charge Coverage Ratio (as defined in the New Credit Agreement). The applicable margin for alternate base rate loans varies from 1.50% to 2.00% and the applicable margin for LIBOR-based loans varies from 2.50% to 3.00%. In addition, a commitment fee will be charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. Such commitment fee will be 0.50% per year, subject to a reduction to 0.375% in the event our Fixed Charge Coverage Ratio is greater than or equal to 1.75 to 1.00.

At March 31, 2021, the borrowings under the ABL Facility had a weighted average interest rate of 5.25% calculated as the prime rate of 3.25% plus a margin of 2.00% on the alternate base rate borrowings. On March 31, 2021, the interest rate in effect on letters of credit was 3.00%.

The New Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The New Credit Agreement contains, as the only financial covenant, a minimum Fixed Charge Coverage Ratio financial covenant that is

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the New Credit Agreement). At March 31, 2021, no Cash Dominion Event had occurred or was continuing.

At March 31, 2021, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include, as defined below, the 2019 Notes, 2021 Notes, 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

The Partnership and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes, and the obligations under the Senior Unsecured Notes are fully and unconditionally guaranteed by certain of our existing and future restricted subsidiaries that incur or guarantee indebtedness under certain of our other indebtedness, including the ABL Facility. The indentures governing the Senior Unsecured Notes contain various customary covenants, including, (i) pay distributions on, purchase or redeem our common equity or purchase or redeem our subordinated debt, (ii) incur or guarantee additional indebtedness or issue preferred units, (iii) create or incur certain liens, (iv) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us, (v) consolidate, merge or transfer all or substantially all of our assets, and (vi) engage in transactions with affiliates.

Our obligations under the Senior Unsecured Notes may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, (i) the failure to pay principal or interest when due, (ii) experiencing an event of default on certain other debt agreements, or (iii) certain events of bankruptcy or insolvency.

Issuances

On July 9, 2014, we issued $400.0 million of 5.125% Senior Unsecured Notes Due 2019 (“2019 Notes”). The 2019 Notes were redeemed on March 15, 2019. See further discussion below.

On October 16, 2013, we issued $450.0 million of 6.875% Senior Unsecured Notes Due 2021 (“2021 Notes”). The 2021 Notes were redeemed on October 16, 2018. See further discussion below.

On October 24, 2016, we issued $700.0 million of 7.5% 2023 Notes. Interest is payable on May 1 and November 1 of each year. The 2023 Notes mature on November 1, 2023.

On February 22, 2017, we issued $500.0 million of 6.125% 2025 Notes. Interest is payable on March 1 and September 1 of each year. The 2025 Notes mature on March 1, 2025.

On April 9, 2019, we issued $450.0 million of 7.5% 2026 Notes in a private placement. Interest is payable on April 15 and October 15 of each year. The 2026 Notes mature on April 15, 2026.

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

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
2019 Notes
Notes repurchased	$—	$—	$25,419
Cash paid (excluding payments of accrued interest)	$—	$—	$25,406
Loss on early extinguishment of debt (1)	$—	$—	$(34)

2023 Notes
Notes repurchased	$52,072	$—	$8,624
Cash paid (excluding payments of accrued interest)	$33,566	$—	$8,575
Gain (loss) on early extinguishment of debt (2)	$18,096	$—	$(63)

2025 Notes
Notes repurchased	$7,300	$1,815	$—
Cash paid (excluding payments of accrued interest)	$3,647	$454	$—
Gain on early extinguishment of debt (3)	$3,575	$1,341	$—

2026 Notes
Notes repurchased	$111,598	$—	$—
Cash paid (excluding payments of accrued interest)	$78,583	$—	$—
Gain on early extinguishment of debt (4)	$31,463	$—	$—

(1)Loss on early extinguishment of debt for the 2019 Notes during the year ended March 31, 2019 is inclusive of the write off of debt issuance costs of less than $0.1 million. The loss is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.
(2)Gain (loss) on early extinguishment of debt for the 2023 Notes during the years ended March 31, 2021 and 2019 is inclusive of the write off of debt issuance costs of $0.4 million and $0.1 million, respectively. The gain (loss) is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(3)Gain on early extinguishment of debt for the 2025 Notes during the years ended March 31, 2021 and 2020 is inclusive of the write off of debt issuance costs of $0.1 million and less than $0.1 million, respectively. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statements of operations.
(4)Gain on early extinguishment of debt for the 2026 Notes during the year ended March 31, 2021 is inclusive of the write off of debt issuance costs of $1.6 million. The gain is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.

Compliance

At March 31, 2021, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Credit Agreement

We were party to a credit agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement provided up to $1.915 billion in aggregate commitments and consisted of a revolving credit facility to fund working capital needs, which had a capacity of $350.0 million for cash borrowings and letters of credit (the “Working Capital Facility”), and a revolving credit facility to fund acquisitions and expansion projects, which had a capacity of $1.565 billion (the “Expansion Capital Facility,” and together with the Working Capital Facility, the “Revolving Credit Facility”).

On February 4, 2021, we repaid all of the outstanding borrowings under and terminated the Credit Agreement which included $0.3 million of termination expenses as well as the write off of debt issuance cost which were recorded within intangible assets (see Note 7).

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

On February 4, 2021, we repaid all of the outstanding borrowings under and terminated the Term Credit Agreement. This termination required us to pay a make-whole fee of $55.6 million, write off debt issuance costs of $7.4 million, and pay additional termination expenses of $0.1 million.

Bridge Term Credit Agreement

On July 2, 2019 (the “Closing Date”), we entered into a bridge term credit agreement (the “Bridge Term Credit Agreement”) with Toronto Dominion (Texas) LLC for a $250.0 million term loan facility. Toronto Dominion (Texas) LLC and certain of its affiliates are also lenders under our Credit Agreement. Proceeds from the term loan facility were used to fund a portion of the purchase price for the Mesquite acquisition.

The commitments under the Term Credit Agreement were set to expire on July 2, 2024.

On June 3, 2020, we used the proceeds from the Term Credit Agreement to pay off the outstanding balance of the Bridge Term Credit Agreement. We wrote off $2.3 million of debt issuance costs which is reported within (loss) gain on early extinguishment of liabilities, net within our consolidated statement of operations.

Sawtooth Credit Agreement

On November 27, 2019, Sawtooth, a joint venture in which we own approximately a 71.5% interest, entered into a credit agreement with Zions Bancorporation (doing business as “Amegy Bank”). The Sawtooth credit agreement has a capacity of $20.0 million. The commitments under the Sawtooth credit agreement expire on November 27, 2022. At March 31, 2021, $5.0 million had been borrowed under the Sawtooth credit agreement. The borrowings under this facility had an average interest rate of 2.36%. Commitment fees are charged at a rate of 0.50% on any unused capacity.

At March 31, 2021, we were in compliance with the covenants under the Sawtooth credit agreement.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Equipment Loan

On October 29, 2020, we entered into an equipment loan for $45.0 million with Stonebriar Commercial Finance LLC which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $44.1 million at March 31, 2021. The loan matures on November 1, 2027.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2021:

Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2022	$—	$—	$—	$2,184	$2,184
2023	—	—	—	7,585	7,585
2024	—	—	555,251	2,816	558,067
2025	—	—	380,020	3,068	383,088
2026	2,050,000	4,000	—	3,343	2,057,343
Thereafter	—	—	338,402	30,099	368,501
Total	$2,050,000	$4,000	$1,273,673	$49,095	$3,376,768

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $7.8 million, $5.4 million and $4.3 million during the years ended March 31, 2021, 2020 and 2019, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Year Ending March 31,
2022	$12,247
2023	12,247
2024	11,677
2025	10,802
2026	8,529
Thereafter	53
Total	$55,555

Note 9—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

damages. The date for a new trial, to be limited to the quantum meruit claim, has not yet been set by the trial court. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our general partner once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of March 31, 2021, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At March 31, 2021, we have an environmental liability, measured on an undiscounted basis, of $1.7 million, which is recorded within accrued expenses and other payables in our consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Balance at March 31, 2019	$9,723
Liabilities incurred	1,643
Liabilities assumed in acquisitions	6,642
Liabilities settled	(658)
Accretion expense	1,066
Balance at March 31, 2020	18,416
Liabilities incurred	7,952
Liabilities associated with disposed assets (1)	(22)
Accretion expense	1,733
Balance at March 31, 2021	$28,079

(1)    This amount relates to the sale of certain permits, land and a saltwater disposal facility (see Note 18).

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at March 31, 2021 (in thousands):

Year Ending March 31,
2022	$10,074
2023	4,568
2024	4,568
2025	74
2026	55
Thereafter	275
Total	$19,614

As part of the Hillstone acquisition discussed in Note 4, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. During the years ended March 31, 2021 and 2020, we recorded $2.6 million and $0.8 million, respectively, within operating expense in our consolidated statements of operations. At March 31, 2021, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $5.7 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at March 31, 2021 (in thousands):

Year Ending March 31,
2022	$35,314
2023	35,314
2024	35,410
2025	30,897
Total	$136,935

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At March 31, 2021, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2022	$93,285	1,515	$12,705	21,936
2023	—	—	819	1,260
Total	$93,285	1,515	$13,524	23,196

Index-Price Commodity Purchase Commitments:
2022	$3,038,806	54,413	$848,891	1,094,967
2023	1,835,567	35,588	2,848	4,774
2024	1,715,198	34,775	—	—
2025	1,532,174	31,938	—	—
2026	938,787	20,263	—	—
Total	$9,060,532	176,977	$851,739	1,099,741

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

At March 31, 2021, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2022	$93,464	1,515	$36,731	45,827
2023	—	—	2,568	3,640
Total	$93,464	1,515	$39,299	49,467

Index-Price Commodity Sale Commitments:
2022	$3,147,543	54,634	$546,242	558,346
2023	1,106,564	20,988	1,686	2,088
2024	1,058,526	21,045	—	—
2025	1,024,037	20,988	—	—
2026	484,326	10,242	—	—
Total	$6,820,996	127,897	$547,928	560,434

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 11, and represent $37.2 million of our prepaid expenses and other current assets and $24.0 million of our accrued expenses and other payables at March 31, 2021.

Note 10—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts or obligations. As of March 31, 2021, we owned 8.69% of our general partner.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and warrants that were exercised for common units during the years ended March 31, 2021, 2020 and 2019, we issued 823, 4,268 and 3,039, respectively, notional units to our general partner which represented less than $0.1 million in each of the years, in order to maintain its 0.1% interest in us.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We have not repurchased units under this program.

Suspension of Common Unit and Preferred Unit Distributions

The board of directors of our general partner temporarily suspended all distributions (common unit distributions beginning with the quarter ended December 31, 2020 and preferred unit distributions beginning with the quarter ended March 31, 2021) in order to deleverage our balance sheet and meet the financial performance ratios set within the Indenture of the 2026 Senior Secured Notes, as discussed further in Note 8.

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

We paid a cumulative, quarterly distribution in arrears at an annual rate of 10.75% on the Class A Preferred Units to the extent declared by the board of directors of our general partner. To the extent declared, such distributions were paid for each such quarter within 45 days after each quarter end.

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

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. We recorded the accretion attributable to the beneficial conversion feature as a deemed distribution. Accretion for the beneficial conversion feature was $36.5 million and $67.2 million for the years ended March 31, 2020 and 2019, respectively.

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

For the quarter ended March 31, 2021, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the cumulative distribution for each Class B Preferred Unit is $0.5625.

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

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). The following table summarizes distributions declared on our Class C Preferred Units during the last two fiscal years:

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

For the quarter ended March 31, 2021, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the cumulative distribution for each Class C Preferred Unit is $0.6016.

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

The following table summarizes cash distributions declared on our Class D Preferred Units during the last two fiscal years:

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

For the quarter ended March 31, 2021, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average cumulative distribution at March 31, 2021 for each Class D Preferred Unit is $26.01.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The distributions for the quarters ended September 30, 2020 and December 31, 2020 include a 1.0% rate increase due to us exceeding the adjusted total leverage ratio, as defined within the Amended and Restated Partnership Agreement. The distributions paid in cash for the three months ended June 30, 2020 of $6.9 million represented 50% of the Class D Preferred Units distributions amount, as represented in the table above. In accordance with the terms of our Amended and Restated Partnership Agreement, the value of each Class D Preferred Unit automatically increased by the non-cash accretion which was approximately $6.9 million in the aggregate with respect to the distribution for the three months ended June 30, 2020. The distributions paid in cash for the year ended March 31, 2020 of $17.4 million represented 50% of the Class D Preferred Units distribution amount. In accordance with the terms of our Amended and Restated Partnership Agreement, the value of each Class D Preferred Unit automatically increased by the non-cash accretion, which was approximately $17.4 million in the aggregate with respect to the distributions for the year ended March 31, 2020.

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

Board Rights Agreement

In connection with the issuance of the Class D Preferred Units, we entered into a board rights agreement pursuant to which affiliates of the purchasers of the Class D Preferred Units (“Purchasers”) will have the right to designate one director on the board of directors of our general partner, so long as the Purchasers and their respective affiliates, in the aggregate, own either at least (i) (A) 50% of the number of Class D Preferred Units issued on the Closing Date or (B) 50% of the aggregate liquidation preference of any class or series of Class D Parity Securities (as defined in the Amended and Restated Partnership Agreement), or (ii) warrants and/or common units that, in the aggregate, comprise 10% or more of the then-outstanding common units.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amended and Restated Partnership Agreement

On February 4, 2021, NGL Energy Holdings LLC executed the First Amendment to the Seventh Amended and Restated Agreement of Limited Partnership for the purpose of amending certain consent rights in relation to the Class D Preferred Units.

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

The following table summarizes the Service Award activity during the years ended March 31, 2021, 2020 and 2019:

Unvested Service Award units at March 31, 2018	2,278,875
Units granted	3,141,993
Units vested and issued	(2,833,968)
Units forfeited	(278,500)
Unvested Service Award units at March 31, 2019	2,308,400
Units granted	2,211,431
Units vested and issued	(2,938,481)
Units forfeited	(209,925)
Unvested Service Award units at March 31, 2020	1,371,425
Units granted	7,000
Units vested and issued	(892,450)
Units forfeited	(39,000)
Unvested Service Award units at March 31, 2021	446,975

The weighted-average grant prices for March 31, 2021, 2020 and 2019 were $3.76, $12.84 and $9.74, respectively.

In connection with the vesting of certain restricted units during the year ended March 31, 2021, we canceled 70,226 of the newly-vested common units in satisfaction of $0.2 million of employee tax liability paid by us. Pursuant to the terms of the LTIP, these canceled units are available for future grants under the LTIP.

As of March 31, 2021, we had 446,975 unvested Service Award units which will vest during the year ended March 31, 2022.

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

During the years ended March 31, 2021, 2020 and 2019, we recorded compensation expense related to Service Award units of $4.7 million, $8.5 million and $12.0 million, respectively.

During the year ended March 31, 2021, no units were granted as performance bonuses. Of the restricted units granted and vested during the years ended March 31, 2020 and 2019, 1,886,131 and 1,922,618 units, respectively, were granted for performance bonuses. The total amount of the bonus payment for the year ended March 31, 2020 was $24.5 million, of which we had accrued $8.7 million as of March 31, 2019. The total amount of the bonus payment for the year ended March 31, 2019 was $22.8 million, of which we had accrued $6.3 million as of March 31, 2018.

As of March 31, 2021, we had estimated future expense of $1.7 million on unvested Service Award units which we expect to record during the year ended March 31, 2022.

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

The following table summarizes the Performance Award activity during the year ended March 31, 2019:

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

The fair value of the Performance Awards was estimated using a Monte Carlo simulation at the grant date. The significant inputs used to calculate the fair value of these awards include (i) the price per our common units at the grant date and the beginning of the performance period, (ii) a compounded risk-free interest rate, (iii) our compounded dividend yield, (iv) our historical volatility, (v) the volatility and correlations of our peers and (vi) the remaining performance period. We recorded the expense on a straight-line basis over the period beginning with the grant date and ending with the vesting date of the tranche. During the year ended March 31, 2019, we recorded compensation expense related to Performance Award units of $4.9 million (including amounts recorded related to the cancellation of the Performance Award plan (see above)).

As of March 31, 2021, there are approximately 3.3 million common units remaining available for issuance under the LTIP. Prior to the expiration of the LTIP on May 10, 2021, we granted approximately 3.3 million common units as Service Awards, which will vest in our 2022 and 2023 fiscal years. Due to the LTIP expiring, we have no common units available for grant and any current unvested Service Awards that are forfeited, canceled or expire will not be available for future grants.

Note 11—Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our consolidated balance sheet at the dates indicated:

	March 31, 2021		March 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$12,312	$(17,857)	$64,037	$(2,235)
Level 2 measurements	37,520	(24,474)	25,217	(17,635)
	49,832	(42,331)	89,254	(19,870)

Netting of counterparty contracts (1)	(12,648)	12,648	(2,282)	2,282
Net cash collateral provided (held)	2,660	5,543	(50,104)	(370)
Commodity derivatives	$39,844	$(24,140)	$36,868	$(17,958)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our consolidated balance sheets at the dates indicated:

	March 31,
	2021	2020
	(in thousands)
Prepaid expenses and other current assets	$39,844	$36,868
Accrued expenses and other payables	(21,562)	(17,777)
Other noncurrent liabilities	(2,578)	(181)
Net commodity derivative asset	$15,704	$18,910

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2021:
Crude oil fixed-price (1)	April 2021–December 2023	(1,850)	$(5,414)
Propane fixed-price (1)	April 2021–December 2023	(195)	2,188
Refined products fixed-price (1)	April 2021–January 2022	(503)	1,928
Butane fixed-price (1)	April 2021–March 2022	(753)	(3,764)
Other	April 2021–June 2022		12,563
			7,501
Net cash collateral provided			8,203
Net commodity derivative asset			$15,704

At March 31, 2020:
Crude oil fixed-price (1)	April 2020–December 2021	(2,252)	$41,721
Propane fixed-price (1)	April 2020–December 2021	415	(738)
Refined products fixed-price (1)	April 2020–January 2021	(26)	27,401
Other	April 2020–March 2022		1,000
			69,384
Net cash collateral held			(50,474)
Net commodity derivative asset			$18,910

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

The following table summarizes the net (losses) gains recorded from our commodity derivatives to revenues and cost of sales in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2021	$(83,578)
2020	$85,941
2019	$10,817

Amounts in the table above do not include net (losses) gains from our commodity derivatives related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 19).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2021, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate). At March 31, 2021, we had $4.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 5.25%.

The Sawtooth credit agreement is variable-rate debt with interest rates that are generally indexed to the rate the lender announces from time to time as its prime rate or base commercial lending rate or LIBOR interest rate (or successor rate). At March 31, 2021, we had $5.0 million of outstanding borrowings under the Sawtooth credit agreement at an average interest rate of 2.36%.

Fair Value of Fixed-Rate Notes

The following table provides fair values estimates of our fixed-rate notes at March 31, 2021 (in thousands):

Senior Secured Notes:
2026 Senior Secured Notes	$2,114,917
Senior Unsecured Notes:
2023 Notes	$535,817
2025 Notes	$322,384
2026 Notes	$287,924

For the 2026 Senior Secured Notes and Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 12—Segments

The following table summarizes revenues related to our segments for the periods indicated. During the three months ended March 31, 2021, we changed the name of our Liquids and Refined Products segment to Liquids Logistics. Transactions between segments are recorded based on prices negotiated between the segments. The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$317,640	$330,877	$217,545
Sale of recovered crude oil	28,599	59,445	72,678
Sale of brackish non-potable water	10,554	11,676	2,404
Other service revenues	14,193	20,061	9,017
Non-Topic 606 revenues	—	—	42
Total Water Solutions revenues	370,986	422,059	301,686
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	1,574,699	2,383,812	3,011,355
Crude oil transportation and other	142,233	170,138	148,738
Non-Topic 606 revenues	11,355	13,991	12,598
Elimination of intersegment sales	(6,651)	(18,174)	(36,056)
Total Crude Oil Logistics revenues	1,721,636	2,549,767	3,136,635
Liquids Logistics:
Topic 606 revenues
Refined products sales	1,123,963	2,399,642	2,535,243
Propane sales	1,023,479	842,400	1,169,117
Butane sales	516,358	562,053	628,063
Other product sales	373,707	484,373	592,889
Service revenues	22,270	37,938	26,655
Non-Topic 606 revenues	79,442	289,713	320,798
Elimination of intersegment sales	(6,073)	(4,983)	(23,291)
Total Liquids Logistics revenues	3,133,146	4,611,136	5,249,474
Corporate and Other:
Non-Topic 606 revenues	1,255	1,038	1,362
Total Corporate and Other revenues	1,255	1,038	1,362
Total revenues	$5,227,023	$7,584,000	$8,689,157

The following table summarizes depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 7 and Note 8) and operating income (loss) by segment for the periods indicated.

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Depreciation and Amortization:
Water Solutions	$222,354	$163,874	$108,162
Crude Oil Logistics	60,874	70,759	74,245
Liquids Logistics	29,503	28,279	27,034
Corporate and Other	18,469	13,936	12,233
Total depreciation and amortization	$331,200	$276,848	$221,674

Operating Income (Loss):
Water Solutions	$(92,720)	$(173,064)	$210,525
Crude Oil Logistics	(304,330)	117,768	(7,379)
Liquids Logistics	70,441	142,411	9,288
Corporate and Other	(64,144)	(90,447)	(85,706)
Total operating (loss) income	$(390,753)	$(3,332)	$126,728

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

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Water Solutions	$66,649	$2,076,866	$567,637
Crude Oil Logistics	9,933	28,828	28,039
Liquids Logistics	31,172	19,753	72,717
Corporate and Other	11,953	7,968	1,819
Total	$119,707	$2,133,415	$670,212

All of the tables above do not include amounts related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 19).

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	March 31,
	2021	2020
	(in thousands)
Long-lived assets, net:
Water Solutions	$3,104,450	$3,382,727
Crude Oil Logistics	1,090,578	1,567,503
Liquids Logistics (1)	626,221	654,530
Corporate and Other	44,802	33,570
Total	$4,866,051	$5,638,330

(1)    Includes $20.9 million and $25.9 million of non-US long-lived assets at March 31, 2021 and 2020, respectively.

	March 31,
	2021	2020
	(in thousands)
Total assets:
Water Solutions	$3,204,850	$3,539,328
Crude Oil Logistics	1,665,005	1,886,211
Liquids Logistics (1)	1,003,370	972,684
Corporate and Other	74,116	100,513
Total	$5,947,341	$6,498,736

(1)    Includes $37.9 million and $37.8 million of non-US total assets at March 31, 2021 and 2020, respectively.

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

SemGroup Corporation (“SemGroup”) holds ownership interests in our general partner. We sell product to and purchase product from SemGroup, and these transactions are included within revenues and cost of sales, respectively, in our consolidated statements of operations. In December 2019, Energy Transfer LP (“ET”) acquired SemGroup. During the three months ended December 31, 2019, we reevaluated our related parties and determined that SemGroup/ET no longer meet the criteria to be disclosed as a related party. For the tables below, information for the year ended March 31, 2019 and six months

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

ended September 30, 2019 have been retained but we have not disclosed any information related to transactions subsequent to September 30, 2019.

The following table summarizes our related party transactions for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Sales to WPX	$39,129	$48,222	$28,026
Purchases from WPX (1)	$216,487	$313,578	$329,525
Sales to SemGroup		$458	$1,114
Purchases from SemGroup		$—	$4,395
Sales to entities affiliated with management	$18,402	$8,367	$21,385
Purchases from entities affiliated with management	$1,239	$3,799	$4,382
Sales to equity method investees	$—	$203	$—
Purchases from equity method investees	$3,249	$2,120	$—

(1)    Amount primarily relates to purchases of crude oil under the definitive agreement we signed with WPX, as discussed further below.

Accounts receivable from affiliates consist of the following at the dates indicated:

	March 31,
	2021	2020
	(in thousands)
NGL Energy Holdings LLC	$8,245	$7,781
WPX	—	3,563
Entities affiliated with management	728	151
Equity method investees	462	1,439
Total	$9,435	$12,934

Accounts payable to affiliates consist of the following at the dates indicated:

	March 31,
	2021	2020
	(in thousands)
WPX	$—	$17,039
Entities affiliated with management	12	149
Equity method investees	107	529
Total	$119	$17,717

Other Related Party Transactions

2026 Senior Secured Notes and ABL Facility

To complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 8), we were required to receive the consent of the holders of our Class D Preferred Units, who are represented on the board of directors of our general partner. For their consent, we paid to the holders of the Class D Preferred Units $40.0 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

consolidated balance sheet. We also purchased a 5.73% interest in our general partner, NGL Energy Holdings LLC, for $11.5 million in cash and accounted for this as a deduction within limited partners’ equity in our consolidated balance sheet. This interest was purchased from a fund controlled by The Energy & Minerals Group, which is represented on the board of directors of our general partner.

Victory Propane, LLC

On August 14, 2018, we sold our 50% interest in Victory Propane, LLC (“Victory Propane”) to Victory Propane, LLC. As consideration, we received a promissory note in the amount of $3.4 million, which encompassed the purchase price for our 50% interest plus the outstanding balance of the loan receivable of $2.6 million as of the date of the transaction. The promissory note bears no interest and matures on July 31, 2023. We discounted the promissory note to its net present value of $2.6 million, with the amount of the reduction in the value of the promissory note recorded as a loss within loss on disposal or impairment of assets, net in our consolidated statement of operations. This was the final transaction in exiting the retail propane business and was considered to be inconsequential by management. As a result of the sale, Victory Propane is no longer considered a related party.

Agreement with WPX

During the three months ended June 30, 2018, we entered into a definitive agreement with WPX. Under this agreement, we agreed to provide WPX the benefit of our minimum shipping fees or deficiency credits (fees paid in previous periods that were in excess of the volumes actually shipped) totaling $67.7 million at the time of the transaction (as discussed further in Note 2), which can be utilized for volumes shipped that exceed the minimum monthly volume commitment in subsequent periods. As a result, we wrote-off these minimum shipping fees previously included within other noncurrent assets in our consolidated balance sheet (see Note 2) and recorded a loss within loss on disposal or impairment of assets, net. We also agreed that we would only ship crude oil that we are required to purchase from WPX in utilizing our allotted capacity on these pipelines and they agreed to be fully responsible to us for all deficiency payments (money due when our actual shipments are less than our allotted capacity) for the remaining term of our contract, which totaled $50.3 million at June 30, 2018 (as discussed further in Note 9). As consideration for this transaction, we paid WPX a net $35.3 million, which was recorded as a loss within loss on disposal or impairment of assets, net.

Repurchase of Warrants

On April 26, 2018, we repurchased outstanding warrants, as discussed further in Note 10, from funds managed by Oaktree, who were represented on the board of directors of our general partner (see Note 10).

Note 14—Employee Benefit Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 1% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 1% and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over two years. Effective January 1, 2020, for every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4% and 6% of their eligible compensation (as defined in the plan). Expenses under the plan for the years ended March 31, 2021, 2020 and 2019 were $3.4 million, $2.3 million and $1.9 million, respectively. Expenses for matching contributions related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment have been classified as discontinued operations within our consolidated statements of operations for all periods presented (see Note 19).

Note 15—Revenue from Contracts with Customers

Effective April 1, 2018, we recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of March 31, 2021.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 12 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $11.0 million of net gains related to changes in the mark-to-market value of these arrangements recorded during the year ended March 31, 2021.

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

•Minimum volume commitments. We receive a shortfall fee if the customer does not deliver a certain amount of volume of produced water over a specified period of time. At each reporting period, we make a determination as to the likelihood of earning this fee. We recognize revenue from these contracts when (i) actual volumes are received; and (ii) when the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote (also known as the breakage model).
•Tiered pricing. For contracts with tiered pricing provisions, the period in which the tiers are earned and settled (i.e. the “reset period”) may vary from monthly to over a period of multiple months. If the tiered pricing is based on a month, we allocate the fee to the distinct daily service to which it relates. If the tiered pricing spans across multiple reporting periods, we estimate the total transaction price at the beginning of each reset period, based on the expected volumes. We revise the estimate of variable consideration at each reporting date throughout each reset period.
•Volume discount pricing. Volume discount pricing is a form of variable consideration whereby the customer pays for the volumes delivered on a cumulative basis. Similar to tiered pricing, the period in which the cumulative volumes are earned and settled (i.e. the “reset period”) may vary from daily to over a period of multiple months. If the volume discount is based on a month, we allocate the fee to the distinct daily service to which it relates. If the volume discount period spans across multiple reporting periods, we estimate the total transaction price at the beginning of each reset period, based on the expected volumes. We revise the estimate of variable consideration at each reporting date throughout each reset period.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Liquids Logistics Performance Obligations

Within the Liquids Logistics segment, revenue is disaggregated into two primary revenue streams that include revenue from the sale of commodities and providing services. For commodity sales, we are obligated to deliver a specified amount of product over a specified period of time. For these types of agreements, revenue is recognized at a point in time based on when the product is delivered and control is transferred to the customer. For revenue received from services rendered, we offer a variety of services which include: (i) storage services where product is commingled; (ii) railcar transportation services; (iii) transloading services; and (iv) logistics services. We are obligated to provide these services over a predetermined period of time. All revenue from services is recognized over time utilizing the output method based on volumes stored or moved.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at March 31, 2021 (in thousands):

Year Ending March 31,
2022	$111,966
2023	101,702
2024	78,241
2025	56,288
2026	17,732
Thereafter	5,667
Total	$371,596

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

Under certain of our contracts we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized, referred to as deferred revenue or contract liabilities, within advance payments received from customers in our consolidated balance sheets. Our deferred revenue primarily relates to:

•Prepayments. Some revenue contracts contain prepayment provisions within our Liquids Logistics segment. Revenue received related to our underground cavern storage services is received upfront at the beginning of the contract period and is deferred until services have been rendered. In some cases, we also receive prepayments from customers purchasing commodities, which allows the customer to secure the right to receive their requested volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability.
•Multi-period contract in which fee escalates each subsequent year of the contract. Revenue from these contracts is recognized over time based on a weighted average of what is expected to be received over the life of the contract. As the actual amount billed and received from the customer differs from the amount of revenue recognized, a contract liability is recorded.
•Tiered pricing and volume discount pricing. As described above, we revise the estimate of variable consideration at each reporting date throughout each reset period. As the actual amount billed and received from the customer differs from the amount of revenue recognized, a contract liability is recorded.
•Capital reimbursements. Certain contracts in our Water Solutions segment require that our customers reimburse us for capital expenditures related to the construction of long-lived assets, such as water gathering pipelines and custody transfer points, utilized to provide services to them under the revenue contracts. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these upfront payments in deferred revenue and recognize the amounts in revenue over the life of the associated revenue contract as the performance obligations are satisfied under the contract.

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	March 31, 2021	March 31, 2020
	(in thousands)
Accounts receivable from contracts with customers	$436,682	$372,930

Contract liabilities balance at March 31, 2020	$19,536
Payment received and deferred	36,861
Payment recognized in revenue	(45,234)
Contract liabilities balance at March 31, 2021	$11,163

Note 16—Leases

We adopted ASC 842 effective April 1, 2019 using the modified retrospective method, with no adjustment to comparative period information, which remains reported under ASC 840, and no cumulative effect adjustment to equity. Upon adoption, we recorded operating lease right-of-use assets of $551.2 million and operating lease obligations of $549.0 million, including amounts classified as assets and liabilities held for sale as of April 1, 2019. The adoption of this standard did not impact our unaudited condensed consolidated statement of operations or unaudited condensed consolidated statement of cash flows for the three months ended June 30, 2019.

We also elected the following transitional practical expedients, which allowed us to (i) not evaluate land easements prior to April 1, 2019; (ii) use hindsight in determining the lease term; (iii) not reassess whether current or expired contracts contain leases; (iv) not reassess the lease classification for any expired or existing leases; and (v) not reassess initial costs.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

At March 31, 2021, we had operating lease right-of-use assets of $152.1 million and current and noncurrent operating lease obligations of $47.1 million and $103.6 million, respectively, on our consolidated balance sheet. At March 31, 2020, we had operating lease right-of-use assets of $180.7 million and current and noncurrent operating lease obligations of $56.8 million and $121.0 million, respectively, on our consolidated balance sheet. At March 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 6.88 years and 7.06%, respectively. At March 31, 2020, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 6.74 years and 6.06%, respectively.

The following table summarizes the components of our lease expense for the periods indicated:

	Year Ended March 31,
	2021	2020
	(in thousands)
Operating lease expense	$69,031	$72,340
Variable lease expense	18,871	19,158
Short-term lease expense	1,217	799
Total lease expense	$89,119	$92,297

Amounts in the table above do not include lease expense related to TPSL and Gas Blending, as these amounts have been classified within discontinued operations within our consolidated statement of operations for all periods presented (see Note 19).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Rental expense relating to operating leases was $91.6 million for the year ended March 31, 2019, which does not include rental expense related to Mid-Con, Gas Blending, TPSL and our former Retail Propane segment, as these amounts have been classified within discontinued operations in our consolidated statements of operations for all periods presented (see Note 19).

The following table summarizes maturities of our operating lease obligations at March 31, 2021 (in thousands):

Year Ending March 31,
2022	$53,842
2023	41,395
2024	26,589
2025	15,349
2026	7,406
Thereafter	50,804
Total lease payments	195,385
Less imputed interest	(44,678)
Total operating lease obligations	$150,707

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Year Ended March 31,
	2021	2020 (1)
	(in thousands)
Cash paid for amounts included in the measurement of operating lease obligations	$68,141	$101,678
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$33,579	$598,734

(1)    Amounts include the leases and activity for TPSL and Gas Blending which were sold during the year ended March 31, 2020 (see Note 19).

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the years ended March 31, 2021 and 2020, fixed rental revenue was $15.9 million and $20.4 million, which includes $2.5 million and $4.6 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at March 31, 2021 (in thousands):

Year Ending March 31,
2022	$11,944
2023	8,959
2024	4,817
2025	690
2026	416
Thereafter	800
Total	$27,626

Note 17—Allowance for Current Expected Credit Loss (CECL)

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

The following table summarizes changes in our expected credit loss allowance for accounts receivable - trade for the periods indicated:

	Year Ended March 31,
	2021	2020 (1)	2019 (1)
	(in thousands)
Balance at beginning of year	$4,540	$4,016	$3,851
Cumulative effect adjustment	433	—	—
Current period provision for expected credit losses	319	1,202	381
Write-offs charged against the allowance	(3,100)	(678)	(216)
Balance at end of year	$2,192	$4,540	$4,016

(1)    We adopted ASU No. 2016-13 as of April 1, 2020. The allowance reported for the years ended March 31, 2020 and 2019 has not been changed from its previous presentation.

The following table summarizes changes in our expected credit loss allowance for notes receivable and other for the period indicated:

Year Ended
March 31, 2021 (1)
(in thousands)
Balance at beginning of year	$—
Cumulative effect adjustment	680
Write-offs charged against the allowance	(222)
Balance at end of year	$458

(1)    We adopted ASU No. 2016-13 as of April 1, 2020. An allowance had not been established for notes receivable and other prior to the adoption of ASU No. 2016-13.

In addition to the provision for expected credit losses above, we also wrote off $5.7 million during the year ended March 31, 2021 as discussed in Note 18.

Note 18—Other Matters

Third-party Loan Receivable

As discussed previously in Note 2, we had an outstanding loan receivable of $26.7 million, including accrued interest, associated with our interest in the Facility that is utilized by a third party. Our loan receivable was secured by title to and a lien interest on the Facility. The third party filed a petition for bankruptcy under Chapter 11 of the bankruptcy code in July 2019, at which time we filed our Proof of Claim within the bankruptcy case. The Chapter 11 plan, as supplemented, was approved by the bankruptcy court in February 2020, pursuant to which we were expected to be paid a $26.7 million secured claim as an unimpaired creditor. After the approval of the supplemental plan, the third party attempted to negotiate with us to accept an amount less than the full amount of our claim or to take back the Facility in kind. In May 2020, we filed a motion with the bankruptcy court to compel the third party to pay us the full amount of the claim in accordance with the approved plan. The bankruptcy court ruled in May 2020 that the third party would need to either pay us the full amount of the claim or deliver the Facility to us at a destination of our reasonable choosing. On June 26, 2020, we settled our claim with the third party and agreed to receive $16.3 million, for which we released any and all claims and/or liens with respect to the Facility and transferred title of the Facility to the third party. For the remaining $10.4 million of the loan receivable, we have filed an unsecured claim

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

within the bankruptcy. As of June 30, 2020, we wrote-off approximately $9.4 million, the portion of the unsecured claimed we have deemed uncollectible, and this amount was recorded as a loss within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. As of March 31, 2021, the remaining balance of $0.6 million, net of an allowance for an expected credit loss, is recorded within prepaid expenses and other current assets in our consolidated balance sheet.

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

Due to entering into a new supply agreement and withdrawing our appeal of the rejection of our transportation contract, we determined that the customer commitment intangible asset related to one of the transportation contracts was impaired as of December 31, 2020. We recorded an impairment charge of $145.8 million, which was calculated as the difference between the carrying value of the intangible asset of $180.8 million and the $35.0 million received from Extraction. We recorded the impairment charge within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2021. We also determined, as a result of these transactions, that it was more likely than not, that the fair value of our Crude Oil Logistics reporting unit was less than its carrying value and assessed goodwill for impairment, which resulted in an impairment charge of $237.8 million. See Note 6 for a further discussion of the impairment of goodwill.

Extraction continued to utilize, during the bankruptcy period, the services under the transportation contracts by nominating and delivering barrels to be shipped on our pipeline. During the three months ended September 30, 2020, Extraction paid us for the barrels that have actually been shipped, but did not pay for the difference between the minimum volume commitment specified under the contracts and the actual volumes shipped (“deficiency volumes”). The amount owed by Extraction related to the deficiency volumes is $5.7 million. Following our global settlement, we deemed this amount uncollectible and wrote off the entire amount to bad debt expense within our consolidated statement of operations during the year ended March 31, 2021.

Extraction also has a water disposal contract with our Water Solutions segment whereby we dispose of its produced water for a fee. On August 10, 2020, they filed a motion with the bankruptcy court to also reject our water disposal contract but subsequently filed a motion to remove that contract from the list of contracts it was asking the court for permission to reject. Since the filing of the bankruptcy petition, Extraction continued, and has continued after emerging from bankruptcy, to utilize the services under the water disposal contract. We received payment for all prepetition services and they are current on all of its post-filing date receivables.

Sale of Certain Assets

During the three months ended December 31, 2020, we sold certain permits, land and a saltwater disposal facility to WaterBridge Resources LLC for total proceeds of $43.2 million, of which $0.3 million remains held back until satisfaction of certain conditions. We recorded a gain of $14.0 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2021.

Sale of South Pecos Water Disposal Business

On February 28, 2019, we completed the sale of our South Pecos water disposal business to a subsidiary of WaterBridge Resources LLC for $232.2 million in net cash proceeds and recorded a gain on disposal of $107.9 million during

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

the year ended March 31, 2019. This gain is reported within loss on disposal or impairment of assets, net in our consolidated statement of operations. These operations include: (i) nine saltwater disposal facilities, (ii) all disposal agreements, commercial, surface and other contracts related to those facilities, (iii) pipelines connected to the facilities and (iv) several disposal permits. All of the assets sold in this transaction are located near the town of Pecos, Texas in southern Reeves and Ward counties. As part of this transaction, WaterBridge Resources LLC also has the option to acquire additional land and permits once the permitting process has been completed. During the year ended March 31, 2020, WaterBridge Resources LLC acquired two additional permits and we received proceeds of $15.0 million and recorded a gain of $14.5 million. This gain is reported within loss on disposal or impairment of assets, net in our consolidated statement of operations.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Water Solutions segment have not been classified as discontinued operations.

Sale of Bakken Saltwater Disposal Business

On November 30, 2018, we completed the sale of NGL Water Solutions Bakken, LLC to an affiliate of Tallgrass Energy, LP for $85.0 million in net cash proceeds and recorded a gain on disposal of $33.4 million during the year ended March 31, 2019 within loss on disposal or impairment of assets, net in our consolidated statement of operations. These operations include five saltwater disposal wells located in McKenzie and Dunn Counties, North Dakota.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Water Solutions segment have not been classified as discontinued operations.

Sale of E Energy Adams, LLC

On May 3, 2018, we sold our approximately 20% interest in E Energy Adams, LLC for net proceeds of $18.6 million and recorded a gain on disposal of $3.0 million during the year ended March 31, 2019 within loss on disposal or impairment of assets, net in our consolidated statement of operations.

Sawtooth Joint Venture

As previously reported, on March 30, 2018, we formed a joint venture with Magnum Liquids, LLC, a portfolio company of Haddington Ventures LLC, along with Magnum Development, LLC and other Haddington-sponsored investment entities (collectively “Magnum”) to focus on the storage of natural gas liquids and refined products by combining our Sawtooth salt dome storage facility with Magnum’s refined products rights and adjacent leasehold. At that time, Magnum acquired an approximately 28.5% interest in Sawtooth from us. Magnum had an option to acquire our remaining 71.5% interest in Sawtooth for an additional $182.4 million by March 31, 2021, which was not exercised.

Note 19—Discontinued Operations

As previously disclosed, on July 10, 2018, we completed the sale of virtually all of our remaining Retail Propane segment to Superior Plus Corp. (“Superior”) for total consideration of $889.8 million in cash and on August 14, 2018, we sold our interest in Victory Propane (see Note 13). On September 30, 2019, we completed the sale of TPSL to Trajectory Acquisition Company, LLC for total consideration of $233.8 million, including equity consideration, inventory and net working capital. On January 3, 2020, we completed the sale of our refined products business in the mid-continent region of the United States (“Mid-Con”) to a third-party. On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party. As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for all periods presented.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Revenues	$16,198	$12,186,862	$15,398,608
Cost of sales	16,556	12,193,307	15,338,614
Operating expenses	290	6,997	37,348
General and administrative expense	—	56	2,716
Depreciation and amortization	—	749	9,593
Loss (gain) on disposal or impairment of assets, net (1)	1,174	203,990	(407,608)
Operating (loss) income from discontinued operations	(1,822)	(218,237)	417,945
Equity in earnings of unconsolidated entities	—	—	1,183
Interest expense	—	(111)	(126)
Other income, net	—	133	837
(Loss) income from discontinued operations before taxes (2)	(1,822)	(218,215)	419,839
Income tax benefit (expense)	53	(20)	(989)
(Loss) income from discontinued operations, net of tax	$(1,769)	$(218,235)	$418,850

(1)    Amount for the year ended March 31, 2021 includes a loss of $1.0 million on the sale of Gas Blending and $0.2 million on the sale of TPSL. Amount for the year ended March 31, 2020 includes a loss of $182.1 million on the sale of TPSL, a loss of $6.3 million on the sale of Mid-Con, a loss of $14.5 million on the sale of Gas Blending and a loss of $1.0 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018. Amount for the year ended March 31, 2019 includes a gain of $408.9 million on the sale of virtually all of our remaining Retail Propane segment to Superior on July 10, 2018, partially offset by a loss of $1.3 million on the sale of a portion of our Retail Propane segment to DCC LPG on March 30, 2018 related to a working capital adjustment.
(2)    Amount for the year ended March 31, 2019 includes a loss attributable to redeemable noncontrolling interests of $0.4 million.

Continuing Involvement

As of March 31, 2021, we have commitments to sell up to 3.2 million gallons of propane, valued at $3.8 million (based on the contract price) to Superior and DCC, the purchasers of our former Retail Propane segment, through December 2021. During the year ended March 31, 2021, we received a combined $52.3 million from Superior and DCC for propane sold to them during the period.