Form 10-Q
period 2021-06-30
NGL Energy Partners LP
filed 2021-08-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

At August 4, 2021, there were 129,593,939 common units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Quarterly Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our general partner believe such forward-looking statements are reasonable, neither we nor our general partner can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

•changes in general economic conditions, including market and macroeconomic disruptions resulting from the ongoing COVID-19 pandemic and related governmental responses;
•the prices of crude oil, natural gas liquids, gasoline, diesel, biodiesel and energy prices generally;
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
•the costs and effects of legal and administrative proceedings; and
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and sale of crude oil, refined products, natural gas, natural gas liquids, gasoline, diesel or biodiesel.

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2021	March 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,471	$4,829
Accounts receivable-trade, net of allowance for expected credit losses of $2,154 and $2,192, respectively	844,072	725,943
Accounts receivable-affiliates	8,775	9,435
Inventories	246,181	158,467
Prepaid expenses and other current assets	106,418	109,164
Total current assets	1,207,917	1,007,838
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $804,971 and $776,279, respectively	2,548,552	2,706,853
GOODWILL	744,439	744,439
INTANGIBLE ASSETS, net of accumulated amortization of $509,622 and $517,518, respectively	1,187,070	1,262,613
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,425	22,719
OPERATING LEASE RIGHT-OF-USE ASSETS	143,365	152,146
OTHER NONCURRENT ASSETS	54,722	50,733
Total assets	$5,907,490	$5,947,341
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$763,220	$679,868
Accounts payable-affiliates	101	119
Accrued expenses and other payables	182,230	170,400
Advance payments received from customers	16,408	11,163
Current maturities of long-term debt	2,230	2,183
Operating lease obligations	45,864	47,070
Total current liabilities	1,010,053	910,803
LONG-TERM DEBT, net of debt issuance costs of $52,385 and $55,555, respectively, and current maturities	3,370,908	3,319,030
OPERATING LEASE OBLIGATIONS	96,910	103,637
OTHER NONCURRENT LIABILITIES	115,438	114,615
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 129,724 and 129,724 notional units, respectively	(52,348)	(52,189)
Limited partners, representing a 99.9% interest, 129,593,939 and 129,593,939 common units issued and outstanding, respectively	448,963	582,784
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(258)	(266)
Noncontrolling interests	18,368	69,471
Total equity	763,084	948,159
Total liabilities and equity	$5,907,490	$5,947,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2021	2020
REVENUES:
Water Solutions	$130,226	$88,065
Crude Oil Logistics	553,624	276,039
Liquids Logistics	804,805	479,998
Other	—	313
Total Revenues	1,488,655	844,415
COST OF SALES:
Water Solutions	10,338	4,700
Crude Oil Logistics	537,257	217,557
Liquids Logistics	777,198	454,336
Other	—	454
Total Cost of Sales	1,324,793	677,047
OPERATING COSTS AND EXPENSES:
Operating	65,784	64,987
General and administrative	15,774	17,158
Depreciation and amortization	84,102	83,986
Loss on disposal or impairment of assets, net	67,536	12,022
Operating Loss	(69,334)	(10,785)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	212	289
Interest expense	(67,130)	(43,961)
Gain on early extinguishment of liabilities, net	51	19,355
Other income, net	1,249	1,035
Loss From Continuing Operations Before Income Taxes	(134,952)	(34,067)
INCOME TAX BENEFIT	450	301
Loss From Continuing Operations	(134,502)	(33,766)
Loss From Discontinued Operations, net of Tax	—	(1,486)
Net Loss	(134,502)	(35,252)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(438)	(51)
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(134,940)	$(35,303)
NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(159,332)	$(55,815)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$—	$(1,485)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(159,332)	$(57,300)
BASIC LOSS PER COMMON UNIT
Loss From Continuing Operations	$(1.23)	$(0.43)
Loss From Discontinued Operations, net of Tax	$—	$(0.01)
Net Loss	$(1.23)	$(0.44)
DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(1.23)	$(0.43)
Loss From Discontinued Operations, net of Tax	$—	$(0.01)
Net Loss	$(1.23)	$(0.44)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,593,939	128,771,715
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,593,939	128,771,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in Thousands)

	Three Months Ended June 30,
	2021	2020
Net loss	$(134,502)	$(35,252)
Other comprehensive income	8	44
Comprehensive loss	$(134,494)	$(35,208)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2021
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2021	$(52,189)	14,385,642	$348,359	129,593,939	$582,784	$(266)	$69,471	$948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(444)	(444)
Sawtooth joint venture disposition (Note 15)	—	—	—	—	—	—	(51,097)	(51,097)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	960	—	—	960
Net (loss) income	(159)	—	—	—	(134,781)	—	438	(134,502)
Other comprehensive income	—	—	—	—	—	8	—	8
BALANCES AT JUNE 30, 2021	$(52,348)	14,385,642	$348,359	129,593,939	$448,963	$(258)	$18,368	$763,084

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2020
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2020	$(51,390)	14,385,642	$348,359	128,771,715	$1,366,152	$(385)	$72,954	$1,735,690
Distributions to general and common unit partners and preferred unitholders	(26)	—	—	—	(47,652)	—	—	(47,678)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(2,257)	(2,257)
Equity issued pursuant to incentive compensation plan	—	—	—	—	1,349	—	—	1,349
Net (loss) income	(57)	—	—	—	(35,246)	—	51	(35,252)
Other comprehensive income	—	—	—	—	—	44	—	44
Cumulative effect adjustment for adoption of ASU 2016-13	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCES AT JUNE 30, 2020	$(51,474)	14,385,642	$348,359	128,771,715	$1,283,491	$(341)	$70,748	$1,650,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(134,502)	$(35,252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	—	1,486
Depreciation and amortization, including amortization of debt issuance costs	87,981	87,680
Gain on early extinguishment of liabilities, net	(51)	(19,355)
Non-cash equity-based compensation expense	960	2,302
Loss on disposal or impairment of assets, net	67,536	12,022
Provision for expected credit losses	(21)	(27)
Net adjustments to fair value of commodity derivatives	56,657	27,402
Equity in earnings of unconsolidated entities	(212)	(289)
Distributions of earnings from unconsolidated entities	1,379	742
Lower of cost or net realizable value adjustments	92	1,950
Other	469	1,223
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(117,733)	139,734
Inventories	(96,816)	(68,281)
Other current and noncurrent assets	31,687	30,606
Accounts payable-trade and affiliates	83,753	(142,439)
Other current and noncurrent liabilities	13,658	42,348
Net cash (used in) provided by operating activities-continuing operations	(5,163)	81,852
Net cash used in operating activities-discontinued operations	—	(1,439)
Net cash (used in) provided by operating activities	(5,163)	80,413
INVESTING ACTIVITIES:
Capital expenditures	(46,760)	(97,815)
Net settlements of commodity derivatives	(59,857)	(26,653)
Proceeds from sales of assets	126	150
Proceeds from divestitures of businesses and investments, net	63,489	—
Investments in unconsolidated entities	(116)	—
Distributions of capital from unconsolidated entities	243	103
Net cash used in investing activities	(42,875)	(124,215)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	304,000	442,500
Payments on revolving credit facilities	(231,000)	(254,500)
Issuance of term credit agreement	—	250,000
Repayment of term credit agreement	—	(250,000)
Repayment and repurchase of senior unsecured notes	(18,393)	(25,040)
Payments on other long-term debt	(5,578)	(163)
Debt issuance costs	(2,416)	(9,479)
Distributions to general and common unit partners and preferred unitholders	—	(40,810)
Distributions to noncontrolling interest owners	(444)	(2,257)
Payments for settlement and early extinguishment of liabilities	(489)	(62,753)
Net cash provided by financing activities	45,680	47,498
Net (decrease) increase in cash and cash equivalents	(2,358)	3,696
Cash and cash equivalents, beginning of period	4,829	22,704
Cash and cash equivalents, end of period	$2,471	$26,400
Supplemental cash flow information:
Cash interest paid	$35,522	$56,096
Income taxes paid (net of income tax refunds)	$1,299	$590
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to Class B, Class C and Class D preferred unitholders	$—	$15,030
Accrued capital expenditures	$6,944	$21,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2021, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 27 company-owned terminals, third-party storage and terminal facilities, common carrier pipelines and a fleet of leased railcars. We also provide marine exports of butane through our facility located in Chesapeake, Virginia.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2021 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2021 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on June 3, 2021.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2022.

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

We have a deferred tax liability of $44.7 million and $45.8 million at June 30, 2021 and March 31, 2021, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the three months ended June 30, 2021 was $1.1 million with an effective tax rate of 23.1%. The deferred tax benefit recorded during the three months ended June 30, 2020 was $0.8 million with an effective tax rate of 23.5%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2021 or March 31, 2021.

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

Inventories consist of the following at the dates indicated:

	June 30, 2021	March 31, 2021
	(in thousands)
Crude oil	$73,645	$64,916
Propane	56,985	45,521
Biodiesel	52,619	16,169
Butane	43,684	19,189
Ethanol	6,039	3,056
Diesel	5,831	2,252
Other	7,378	7,364
Total	$246,181	$158,467

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	June 30, 2021	March 31, 2021
			(in thousands)
Water services and land company	Water Solutions	50%	$15,138	$15,832
Water services and land company	Water Solutions	50%	2,037	2,284
Water services and land company	Water Solutions	10%	2,984	3,254
Aircraft company (1)	Corporate and Other	50%	691	748
Water services company	Water Solutions	50%	419	424
Natural gas liquids terminal company	Liquids Logistics	50%	156	177
Total			$21,425	$22,719

(1)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2021	March 31, 2021
	(in thousands)
Loan receivable (1)	$3,007	$2,962
Line fill (2)	28,065	28,110
Minimum shipping fees - pipeline commitments (3)	12,103	13,171
Other	11,547	6,490
Total	$54,722	$50,733

(1)    Represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party.
(2)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2021 and March 31, 2021, line fill consisted of 423,978 barrels of crude oil. Line fill held in pipelines we own is included within property, plant and equipment (see Note 4).
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for one contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 7). As of June 30, 2021, the deficiency credit was $16.4 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2021	March 31, 2021
	(in thousands)
Accrued interest	$84,136	$56,299
Derivative liabilities	36,251	21,562
Accrued compensation and benefits	23,584	41,456
Excise and other tax liabilities	11,037	10,970
Product exchange liabilities	4,344	1,188
Other	22,878	38,925
Total	$182,230	$170,400

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

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Weighted average common units outstanding during the period:
Common units - Basic	129,593,939	128,771,715
Common units - Diluted	129,593,939	128,771,715

For the three months ended June 30, 2021 and 2020, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands, except unit and per unit amounts)
Loss from continuing operations	$(134,502)	$(33,766)
Less: Continuing operations income attributable to noncontrolling interests	(438)	(51)
Net loss from continuing operations attributable to NGL Energy Partners LP	(134,940)	(33,817)
Less: Distributions to preferred unitholders (1)	(24,551)	(22,054)
Less: Continuing operations net loss allocated to general partner (2)	159	56
Net loss from continuing operations allocated to common unitholders	$(159,332)	$(55,815)

Loss from discontinued operations, net of tax	$—	$(1,486)
Less: Discontinued operations loss allocated to general partner (2)	—	1
Net loss from discontinued operations allocated to common unitholders	$—	$(1,485)

Net loss allocated to common unitholders	$(159,332)	$(57,300)

Basic loss per common unit
Loss from continuing operations	$(1.23)	$(0.43)
Loss from discontinued operations, net of tax	$—	$(0.01)
Net loss	$(1.23)	$(0.44)
Diluted loss per common unit
Loss from continuing operations	$(1.23)	$(0.43)
Loss from discontinued operations, net of tax	$—	$(0.01)
Net loss	$(1.23)	$(0.44)
Basic weighted average common units outstanding	129,593,939	128,771,715
Diluted weighted average common units outstanding	129,593,939	128,771,715

(1)    Includes cumulative distributions for the quarter ended June 30, 2021, which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			June 30, 2021	March 31, 2021
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$182,428	$319,554
Pipeline and related facilities	30	-	40	264,405	264,405
Vehicles and railcars	3	-	25	125,826	126,088
Water treatment facilities and equipment	3	-	30	1,977,489	1,930,437
Crude oil tanks and related equipment	2	-	30	239,331	238,924
Barges and towboats	5	-	30	137,383	137,386
Information technology equipment	3	-	7	48,097	50,220
Buildings and leasehold improvements	3	-	40	157,790	165,679
Land				101,213	100,352
Tank bottoms and line fill (1)				27,271	20,237
Other	3	-	20	14,888	15,054
Construction in progress				77,402	114,796
				3,353,523	3,483,132
Accumulated depreciation				(804,971)	(776,279)
Net property, plant and equipment				$2,548,552	$2,706,853

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

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Depreciation expense	$60,606	$46,723
Capitalized interest expense	$332	$1,668

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Water Solutions	$7,489	$326
Crude Oil Logistics	(42)	1,844
Liquids Logistics	(23)	4
Total	$7,424	$2,174

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				June 30, 2021			March 31, 2021
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	30	$1,249,519	$(440,444)	$809,075	$1,318,638	$(450,639)	$867,999
Customer commitments	10	-	25	192,000	(15,360)	176,640	192,000	(13,440)	178,560
Pipeline capacity rights	30			7,799	(1,972)	5,827	7,799	(1,907)	5,892
Rights-of-way and easements	1	-	45	90,643	(9,938)	80,705	90,703	(9,270)	81,433
Water rights	13	-	30	100,369	(15,975)	84,394	100,369	(14,454)	85,915
Executory contracts and other agreements	5	-	30	37,379	(19,761)	17,618	48,709	(21,300)	27,409
Non-compete agreements	2	-	24	7,000	(5,215)	1,785	12,100	(6,102)	5,998
Debt issuance costs (1)	2	-	5	11,728	(957)	10,771	9,558	(406)	9,152
Total amortizable				1,696,437	(509,622)	1,186,815	1,779,876	(517,518)	1,262,358
Non-amortizable:
Trade names				255	—	255	255	—	255
Total				$1,696,692	$(509,622)	$1,187,070	$1,780,131	$(517,518)	$1,262,613

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein) and the Sawtooth credit agreement (as defined herein). Debt issuance costs related to the fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

On June 18, 2021, the Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth (see Note 15). We wrote off $0.1 million of debt issuance costs related to the Sawtooth credit agreement. The loss is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

The weighted-average remaining amortization period for intangible assets is approximately 20.8 years.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2021	2020
	(in thousands)
Depreciation and amortization	$23,496	$37,263
Cost of sales	73	77
Interest expense	682	1,532
Operating expenses	62	62
Total	$24,313	$38,934

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2022 (nine months)	$63,315
2023	80,222
2024	73,965
2025	65,516
2026	62,742
2027	60,131
Thereafter	780,924
Total	$1,186,815

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2021			March 31, 2021
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(41,959)	$2,008,041	$2,050,000	$(44,246)	$2,005,754
Asset-based revolving credit facility	77,000	—	77,000	4,000	—	4,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	536,584	(3,111)	533,473	555,251	(3,564)	551,687
6.125% Notes due 2025 (“2025 Notes”)	380,020	(3,086)	376,934	380,020	(3,297)	376,723
7.500% Notes due 2026 (“2026 Notes”)	338,402	(4,162)	334,240	338,402	(4,378)	334,024
Other long-term debt	43,517	(67)	43,450	49,095	(70)	49,025
	3,425,523	(52,385)	3,373,138	3,376,768	(55,555)	3,321,213
Less: Current maturities	2,230	—	2,230	2,183	—	2,183
Long-term debt	$3,423,293	$(52,385)	$3,370,908	$3,374,585	$(55,555)	$3,319,030

(1)    Debt issuance costs related to the ABL Facility and the Sawtooth credit agreement (included in other long-term debt) are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

2026 Senior Secured Notes

The 2026 Senior Secured Notes bear interest at 7.5%, which is payable on February 1 and August 1 of each year, which began on August 1, 2021. The 2026 Senior Secured Notes mature on February 1, 2026. The 2026 Senior Secured Notes were issued pursuant to an indenture dated February 4, 2021 (the “Indenture”).

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

Compliance

At June 30, 2021, we were in compliance with the covenants under the 2026 Senior Secured Notes indenture.

ABL Facility

The $500.0 million asset-based revolving credit facility (“ABL Facility”) is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial borrowing base was $500.0 million and the sub-limit for letters of credit is $200.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on our all of our other assets. At June 30, 2021, $77.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $122.9 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

At June 30, 2021, the borrowings under the ABL Facility had a weighted average interest rate of 5.25% calculated as the prime rate of 3.25% plus a margin of 2.00% on the alternate base rate borrowings. On June 30, 2021, the interest rate in effect on letters of credit was 3.00%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a minimum Fixed Charge Coverage Ratio financial covenant that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility. At June 30, 2021, no Cash Dominion Event had occurred or was continuing.

Compliance

At June 30, 2021, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the period indicated:

Three Months Ended June 30,
2021
(in thousands)
2023 Notes
Notes repurchased	$18,667
Cash paid (excluding payments of accrued interest)	$18,393
Gain on early extinguishment of debt (1)	$166

(1)    Gain on early extinguishment of debt is inclusive of the write-off of debt issuance costs of $0.1 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Compliance

At June 30, 2021, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Sawtooth Caverns, LLC (“Sawtooth”) Credit Agreement

The Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth on June 18, 2021 (see Note 15).

Equipment Loan

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $43.5 million at June 30, 2021. The loan matures on November 1, 2027.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2021:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2022 (nine months)	$—	$—	$—	$1,604	$1,604
2023	—	—	—	2,585	2,585
2024	—	—	536,584	2,816	539,400
2025	—	—	380,020	3,068	383,088
2026	2,050,000	77,000	—	3,343	2,130,343
2027	—	—	338,402	3,642	342,044
Thereafter	—	—	—	26,459	26,459
Total	$2,050,000	$77,000	$1,255,006	$43,517	$3,425,523

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $3.1 million and $2.0 million during the three months ended June 30, 2021 and 2020, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2022 (nine months)	$9,151
2023	12,201
2024	11,650
2025	10,802
2026	8,529
2027	47
Thereafter	5
Total	$52,385

Note 7—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The date for a new trial, to be limited to the quantum meruit claim, has not yet been set by the trial court. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our general partner once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of June 30, 2021, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At June 30, 2021, we have an environmental liability, measured on an undiscounted basis, of $1.6 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Balance at March 31, 2021	$28,079
Liabilities incurred	991
Liabilities associated with disposed assets (1)	(1,612)
Accretion expense	451
Balance at June 30, 2021	$27,909

(1)    This amount relates to the sale of Sawtooth (see Note 15).

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

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at June 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (nine months)	$4,627
2023	5,697
2024	5,634
2025	1,144
2026	1,125
2027	1,125
Thereafter	4,819
Total	$24,171

As part of the acquisition of Hillstone Environmental Partners, LLC, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months ended June 30, 2021 and 2020, we recorded $0.6 million and $0.7 million, respectively, within operating expense in our unaudited condensed consolidated statements of operations. At June 30, 2021, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $4.9 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at June 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (nine months)	$26,510
2023	35,314
2024	35,410
2025	30,897
Total	$128,131

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At June 30, 2021, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2022 (nine months)	$102,221	1,450	$15,884	24,120
2023	—	—	3,052	4,284
2024	—	—	1,307	2,016
Total	$102,221	1,450	$20,243	30,420

Index-Price Commodity Purchase Commitments:
2022 (nine months)	$2,342,280	34,969	$960,481	903,982
2023	1,923,396	31,843	25,220	29,898
2024	1,654,693	29,244	14,015	25,200
2025	1,148,347	21,170	—	—
2026	524,408	10,410	—	—
Total	$7,593,124	127,636	$999,716	959,080

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2021, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2022 (nine months)	$98,057	1,390	$120,070	125,786
2023	—	—	9,540	12,326
2024	—	—	1,712	2,657
2025	—	—	17	20
Total	$98,057	1,390	$131,339	140,789

Index-Price Commodity Sale Commitments:
2022 (nine months)	$1,922,138	26,997	$966,256	766,601
2023	663,251	10,311	22,955	20,444
2024	612,181	10,248	—	—
2025	578,637	10,220	—	—
2026	21,588	390	—	—
Total	$3,797,795	58,166	$989,211	787,045

We account for the contracts shown in the tables above using the normal purchase and normal sale election. Under this accounting policy election, we do not record the physical contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs. Contracts in the tables above may have offsetting derivative contracts (described in Note 9) or inventory positions (described in Note 2).

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $44.8 million of our prepaid expenses and other current assets and $40.1 million of our accrued expenses and other payables at June 30, 2021.

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts and obligations. As of June 30, 2021, we owned 8.69% of our general partner.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan during the three months ended June 30, 2021.

Suspension of Common Unit and Preferred Unit Distributions

The board of directors of our general partner temporarily suspended all distributions (common unit distributions beginning with the quarter ended December 31, 2020 and preferred unit distributions beginning with the quarter ended March 31, 2021) in order to deleverage our balance sheet and meet the financial performance ratios set within the Indenture of the 2026 Senior Secured Notes, as discussed further in Note 6.

Class B Preferred Units

As of June 30, 2021, there were 12,585,642 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). For the quarter ended June 30, 2021, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for June 30, 2021 is $0.5625 and the cumulative distribution since suspension for each Class B Preferred Unit is $1.125. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full.

Class C Preferred Units

As of June 30, 2021, there were 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended June 30, 2021, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for June 30, 2021 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $1.2031. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full.

Class D Preferred Units

As of June 30, 2021, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per every $1,000 in unit value per year), plus an additional 1.5% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as defined within the amended and restated limited partnership agreement. For the quarter ended June 30, 2021, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at June 30, 2021 is $27.31 and the average cumulative distribution since suspension for each Class D Preferred unit is $53.32. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full.

Equity-Based Incentive Compensation

Our general partner adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. Our general partner granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients through the vesting date (the “Service Awards”). The awards may also vest upon a change of control, at the discretion of the board of directors of our general partner. No distributions accrue to or are paid on the Service Awards during the vesting period. The LTIP expired on May 10, 2021.

The following table summarizes the Service Award activity during the three months ended June 30, 2021:

Unvested Service Award units at March 31, 2021	446,975
Units granted	3,294,750
Units forfeited	(40,000)
Unvested Service Award units at June 30, 2021	3,701,725

The following table summarizes the scheduled vesting of our unvested Service Award units at June 30, 2021:

Fiscal Year Ending March 31,
2022 (nine months)	1,251,475
2023	1,633,375
2024	816,875
Total	3,701,725

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. The weighted-average grant price for June 30, 2021 was $2.15 per Service Award. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award),

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

During the three months ended June 30, 2021 and 2020, we recorded compensation expense related to Service Award units of $1.0 million and $1.3 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at June 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (nine months)	$2,705
2023	3,495
2024	1,463
Total	$7,663

As the LTIP expired on May 10, 2021, we have no common units available for grant and any current unvested Service Awards that are forfeited, canceled or expire will not be available for future grants.

Note 9—Fair Value of Financial Instruments

Our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2021		March 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$37,545	$(22,200)	$12,312	$(17,857)
Level 2 measurements	44,808	(43,838)	37,520	(24,474)
	82,353	(66,038)	49,832	(42,331)

Netting of counterparty contracts (1)	(22,216)	22,216	(12,648)	12,648
Net cash collateral provided	—	2,589	2,660	5,543
Commodity derivatives	$60,137	$(41,233)	$39,844	$(24,140)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2021	March 31, 2021
	(in thousands)
Prepaid expenses and other current assets	$55,370	$39,844
Other noncurrent assets	4,767	—
Accrued expenses and other payables	(36,251)	(21,562)
Other noncurrent liabilities	(4,982)	(2,578)
Net commodity derivative asset	$18,904	$15,704

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2021:
Crude oil fixed-price (1)	July 2021–December 2023	(1,646)	$18,225
Propane fixed-price (1)	July 2021–December 2023	892	14,051
Refined products fixed-price (1)	July 2021–June 2022	(426)	(3,424)
Butane fixed-price (1)	July 2021–March 2022	(720)	(11,530)
Other	July 2021–December 2022		(1,007)
			16,315
Net cash collateral provided			2,589
Net commodity derivative asset			$18,904

At March 31, 2021:
Crude oil fixed-price (1)	April 2021–December 2023	(1,850)	$(5,414)
Propane fixed-price (1)	April 2021–December 2023	(195)	2,188
Refined products fixed-price (1)	April 2021–January 2022	(503)	1,928
Butane fixed-price (1)	April 2021–March 2022	(753)	(3,764)
Other	April 2021–June 2022		12,563
			7,501
Net cash collateral provided			8,203
Net commodity derivative asset			$15,704

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended June 30, 2021 and 2020, we recorded net losses of $56.7 million and $27.4 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. The amount for the three months ended June 30, 2020 does not include net gains and losses related to Mid-Con (as defined herein) and Gas Blending (as defined herein), as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2021, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate). At June 30, 2021, we had $77.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 5.25%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2021 (in thousands):

Senior Secured Notes:
2026 Senior Secured Notes	$2,150,792
Senior Unsecured Notes:
2023 Notes	$528,088
2025 Notes	$344,868
2026 Notes	$308,228

For the 2026 Senior Secured Notes and Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 10—Segments

The following table summarizes revenues related to our segments for the periods indicated. Transactions between segments are recorded based on prices negotiated between the segments. The “Corporate and Other” category in the table below includes certain corporate expenses that are not allocated to the reportable segments.

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$98,297	$81,378
Sale of recovered crude oil	13,801	1,368
Sale of water	13,282	2,728
Other service revenues	4,846	2,591
Total Water Solutions revenues	130,226	88,065
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	535,429	230,728
Crude oil transportation and other	18,449	42,641
Non-Topic 606 revenues	2,245	3,169
Elimination of intersegment sales	(2,499)	(499)
Total Crude Oil Logistics revenues	553,624	276,039
Liquids Logistics:
Topic 606 revenues
Refined products sales	393,109	210,547
Propane sales	160,403	121,528
Butane sales	118,540	55,197
Other product sales	114,330	48,335
Service revenues	5,423	6,342
Non-Topic 606 revenues	14,307	38,717
Elimination of intersegment sales	(1,307)	(668)
Total Liquids Logistics revenues	804,805	479,998
Corporate and Other:
Non-Topic 606 revenues	—	313
Total Corporate and Other revenues	—	313
Total	$1,488,655	$844,415

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Depreciation and Amortization:
Water Solutions	$63,043	$58,195
Crude Oil Logistics	12,409	16,795
Liquids Logistics	7,045	8,233
Corporate and Other	5,484	4,457
Total	$87,981	$87,680

Operating Income (Loss):
Water Solutions	$7,583	$(16,047)
Crude Oil Logistics	(11,581)	23,320
Liquids Logistics	(53,409)	4,562
Corporate and Other	(11,927)	(22,620)
Total	$(69,334)	$(10,785)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions. The information below does not include goodwill by segment.

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Water Solutions	$26,962	$20,702
Crude Oil Logistics	463	5,672
Liquids Logistics	3,544	1,532
Corporate and Other	911	2,032
Total	$31,880	$29,938

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	June 30, 2021	March 31, 2021
	(in thousands)
Long-lived assets, net:
Water Solutions	$3,061,399	$3,104,450
Crude Oil Logistics	1,085,901	1,090,578
Liquids Logistics (1)	430,065	626,221
Corporate and Other	46,061	44,802
Total	$4,623,426	$4,866,051

(1)    Includes $21.3 million and $20.9 million of non-US long-lived assets at June 30, 2021 and March 31, 2021, respectively.

	June 30, 2021	March 31, 2021
	(in thousands)
Total assets:
Water Solutions	$3,197,706	$3,204,850
Crude Oil Logistics	1,797,705	1,665,005
Liquids Logistics (1)	862,232	1,003,370
Corporate and Other	49,847	74,116
Total	$5,907,490	$5,947,341

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)    Includes $44.0 million and $37.9 million of non-US total assets at June 30, 2021 and March 31, 2021, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Sales to entities affiliated with management	$—	$880
Purchases from entities affiliated with management	$70	$67
Purchases from equity method investees	$191	$453
Sales to WPX (1)		$9,756
Purchases from WPX (1)		$33,773

(1)    As previously reported, a member of the board of directors of our general partner was an executive officer of WPX Energy, Inc. (“WPX”) and has subsequently retired. Therefore, we are no longer classifying transactions with WPX as a related party. The prior year amounts relate to purchases and sales of crude oil with WPX as well as the treatment and disposal of produced water and solids received from WPX.

Accounts receivable from affiliates consist of the following at the dates indicated:

	June 30, 2021	March 31, 2021
	(in thousands)
NGL Energy Holdings LLC	$8,267	$8,245
Entities affiliated with management	1	728
Equity method investees	507	462
Total	$8,775	$9,435

Accounts payable to affiliates consist of the following at the dates indicated:

	June 30, 2021	March 31, 2021
	(in thousands)
Entities affiliated with management	$7	$12
Equity method investees	94	107
Total	$101	$119

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of June 30, 2021.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $8.5 million of net gains related to changes in the mark-to-market value of these arrangements recorded during the three months ended June 30, 2021.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at June 30, 2021 (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fiscal Year Ending March 31,
2022 (nine months)	$90,831
2023	104,507
2024	78,695
2025	56,612
2026	17,215
2027	3,702
Thereafter	1,965
Total	$353,527

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	June 30, 2021	March 31, 2021
	(in thousands)
Accounts receivable from contracts with customers	$477,343	$436,682

Contract liabilities balance at March 31, 2021	$10,896
Payment received and deferred	22,508
Payment recognized in revenue	(9,108)
Disposition of Sawtooth (see Note 15)	(8,234)
Contract liabilities balance at June 30, 2021	$16,062

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Operating lease expense	$15,274	$18,277
Variable lease expense	5,230	4,879
Short-term lease expense	70	396
Total	$20,574	$23,552

The following table summarizes maturities of our operating lease obligations at June 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (nine months)	$52,598
2023	39,020
2024	25,853
2025	13,428
2026	7,430
2027	4,596
Thereafter	37,814
Total lease payments	180,739
Less imputed interest	(37,965)
Total operating lease obligations	$142,774

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease obligations	$14,554	$17,678
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$7,312	$12,642

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended June 30, 2021 and 2020, fixed rental revenue was $3.3 million, which includes $0.4 million of sublease revenue, and $4.3 million, which includes $0.7 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at June 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (nine months)	$9,438
2023	9,629
2024	4,817
2025	690
2026	416
2027	416
Thereafter	422
Total	$25,828

Note 14—Allowance for Current Expected Credit Loss (CECL)

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2021	$2,192	$458
Change in provision for expected credit losses	(21)	—
Write-offs charged against the provision	(13)	—
Disposition of Sawtooth (see Note 15)	(4)	—
Balance at June 30, 2021	$2,154	$458

Note 15—Other Matters

Sale of Sawtooth

On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth to a group of buyers for total consideration of $70.0 million less estimated expenses of approximately $2.1 million. We recorded a loss of $60.1 million within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2021.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Liquids Logistics segment have not been classified as discontinued operations.

Note 16—Discontinued Operations

As previously disclosed, on September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) to Trajectory Acquisition Company, LLC. On January 3, 2020, we completed the sale of our refined products business in the mid-continent region of the United States (“Mid-Con”) to a third-party. On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party. As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for the period presented.

The following table summarizes the results of operations from discontinued operations for the period indicated:

Three Months Ended June 30,
2020
(in thousands)
Revenues	$16,198
Cost of sales	16,311
Operating expenses	208
Loss on disposal or impairment of assets, net (1)	1,065
Operating loss from discontinued operations	(1,386)
Interest expense	(100)
Loss from discontinued operations, net of tax	$(1,486)

(1)    Amount includes a loss of $1.0 million on the sale of Gas Blending and $0.1 million on the sale of TPSL.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2021. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”) filed with the Securities and Exchange Commission on June 3, 2021.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At June 30, 2021, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Revenues	$1,488,655	$844,415
Cost of sales	1,324,793	677,047
Operating expenses	65,784	64,987
General and administrative expense	15,774	17,158
Depreciation and amortization	84,102	83,986
Loss on disposal or impairment of assets, net	67,536	12,022
Operating loss	(69,334)	(10,785)
Equity in earnings of unconsolidated entities	212	289
Interest expense	(67,130)	(43,961)
Gain on early extinguishment of liabilities, net	51	19,355
Other income, net	1,249	1,035
Loss from continuing operations before income taxes	(134,952)	(34,067)
Income tax benefit	450	301
Loss from continuing operations	(134,502)	(33,766)
Loss from discontinued operations, net of tax	—	(1,486)
Net loss	(134,502)	(35,252)
Less: Net income attributable to noncontrolling interests	(438)	(51)
Net loss attributable to NGL Energy Partners LP	$(134,940)	$(35,303)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions, disposals and other transactions. Our results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2022.

Recent Developments

The global spread of COVID-19 caused a global pandemic and worldwide containment and mitigation measures contributed to a massive economic slowdown and decreased demand for crude oil and refined products. This period of unprecedented restrictions on travel and economic activity significantly reduced demand for refined products and all three of our segments were negatively impacted by the lower commodity price environment and reduced demand.

While many global and regional economies have reopened, the potential future limitations and impact of the ongoing COVID-19 pandemic, including emerging variants of the virus and renewed mitigation measures, on our business are still unknown at this time. Given the uncertain timing of a return of refined product demand to historical levels, the extent these events will have an impact on our results of operations is unclear. Crude oil prices have increased but future drilling and production plans are continually being assessed.

Acquisitions and Dispositions

We completed several acquisitions and dispositions during the three months ended June 30, 2021 and fiscal year ended March 31, 2021. These transactions impact the comparability of our results of operations between our current and prior fiscal years.

On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth Caverns, LLC (“Sawtooth”) to a group of buyers (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

In March 2021, we acquired the Ambassador pipeline, an approximately 225-mile natural gas liquids pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan. In December 2020, we sold certain permits, land and a saltwater disposal facility to a third-party.

Repurchases of Senior Unsecured Notes

During the three months ended June 30, 2021, we repurchased $18.7 million of the 7.5% senior unsecured notes due 2023 (“2023 Notes”).

Segment Operating Results for the Three Months Ended June 30, 2021 and 2020

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$94,728	$78,317	$16,411
Sale of recovered crude oil	13,801	1,368	12,433
Other revenues	21,697	8,380	13,317
Total revenues	130,226	88,065	42,161
Expenses:
Cost of sales-excluding impact of derivatives	8,965	115	8,850
Derivative loss	1,373	4,585	(3,212)
Operating expenses	40,025	39,299	726
General and administrative expenses	1,808	1,651	157
Depreciation and amortization expense	62,981	58,133	4,848
Loss on disposal or impairment of assets, net	7,491	329	7,162
Total expenses	122,643	104,112	18,531
Segment operating income (loss)	$7,583	$(16,047)	$23,630

Produced water processed (barrels per day)
Delaware Basin	1,428,222	1,106,355	321,867
Eagle Ford Basin	91,843	95,375	(3,532)
DJ Basin	118,801	132,365	(13,564)
Other Basins	28,082	32,324	(4,242)
Total	1,666,948	1,366,419	300,529
Solids processed (barrels per day)	1,316	1,899	(583)
Skim oil sold (barrels per day) (1)	2,500	687	1,813
Service fees for produced water processed ($/barrel) (2)	$0.61	$0.63	$(0.02)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.09	$0.01	$0.08
Operating expenses for produced water processed ($/barrel) (2)	$0.26	$0.32	$(0.06)

(1)    During the three months ended June 30, 2020, approximately 1,054 barrels per day of skim oil were not sold due to crude oil prices, but rather were stored for sale at a later date.

(2)    Total produced water barrels processed during the three months ended June 30, 2021 and 2020 were 151,692,287 and 124,344,088, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin.

Recovered Crude Oil Revenues. The increase was due primarily to an increase in the number of producing wells completed in our area of operations and higher crude oil prices. Also, approximately 1,054 barrels per day of skim oil were stored rather than sold during the three months ended June 30, 2020 due to low crude oil prices.

Other Revenues. Other revenues primarily include solids disposal revenues, water pipeline revenues, land surface use revenues, brackish non-potable water revenues, recycle water revenues and resale water revenues. The increase was due primarily to sales of brackish non-potable water, recycled water and raw produced water increasing during the current period driven by the demand for these services.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to higher purchasing and transportation costs related to our brackish non-potable water and crude oil sales.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. Our cost of sales during the three months ended June 30, 2021 included $3.6 million of net unrealized losses on derivatives and $2.2 million of net realized gains on derivatives. Our cost of sales during the three months ended June 30, 2020 included $8.7 million of net realized gains on derivatives and $13.3 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to an increase in the water disposal facilities and wells that we own and operate through development of new facilities.

Depreciation and Amortization Expense. The increase was due primarily to newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2021, we recorded a net loss of $7.5 million primarily related to facilities damaged by lightning strikes, abandonment of certain capital projects and the sale of certain other miscellaneous assets. During the three months ended June 30, 2020, we recorded a net loss of $0.3 million on the disposals of certain assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$535,429	$230,728	$304,701
Crude oil transportation and other	20,694	45,810	(25,116)
Total revenues (1)	556,123	276,538	279,585
Expenses:
Cost of sales-excluding impact of derivatives	501,462	193,592	307,870
Derivative loss	38,294	24,464	13,830
Operating expenses	13,587	14,826	(1,239)
General and administrative expenses	1,994	2,091	(97)
Depreciation and amortization expense	12,409	16,795	(4,386)
(Gain) loss on disposal or impairment of assets, net	(42)	1,450	(1,492)
Total expenses	567,704	253,218	314,486
Segment operating (loss) income	$(11,581)	$23,320	$(34,901)

Crude oil sold (barrels)	7,994	9,292	(1,298)
Crude oil transported on owned pipelines (barrels)	7,034	10,476	(3,442)
Crude oil storage capacity - owned and leased (barrels) (2)	5,239	5,239	—
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	2,062	(561)
Crude oil inventory (barrels) (2)	1,147	1,622	(475)
Crude oil sold ($/barrel)	$66.979	$24.831	$42.148
Cost per crude oil sold ($/barrel) (3)	$62.730	$20.834	$41.896
Crude oil product margin ($/barrel) (3)	$4.249	$3.997	$0.252

(1)    Revenues include $2.5 million and $0.5 million of intersegment sales during the three months ended June 30, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of June 30, 2021 and June 30, 2020, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This was partially offset by the reduction in sale volumes. We had an increase in buy/sell transactions during the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, as revenues from third-parties decreased by $27.3 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. During the three months ended June 30, 2021, financial volumes on the Grand Mesa Pipeline averaged approximately 77,000 barrels per day, compared to approximately 119,000 barrels per day for the three months ended June 30, 2020 (volume amounts are from both internal and external parties) primarily due to the court approved rejection of the Extraction transportation agreement as well as decreased production in the basin.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Derivative Loss. Our cost of sales during the three months ended June 30, 2021 included $52.7 million of net realized losses on derivatives, driven by the increase in crude prices offset by $14.5 million of net unrealized gains on certain derivatives. Our cost of sales during the three months ended June 30, 2020 included $9.8 million of net realized losses on derivatives and $14.6 million of net unrealized losses on derivatives.

Crude Oil Product Margin. The increase was primarily due to higher crude oil prices.

Operating and General and Administrative Expenses. The decrease was primarily related to a reduction of Grand Mesa expenses due to lower volumes.

Depreciation and Amortization Expense. The decrease was due to the reduction of amortization expense due to the impairment of certain intangible assets at the end of the prior year.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2021, we recorded a net gain of less than $0.1 million due to the disposal of certain assets. During the three months ended June 30, 2020, we recorded a net loss of $1.5 million related to the disposal of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$393,147	$210,642	$182,505
Cost of sales-excluding impact of derivatives	389,571	207,612	181,959
Derivative loss	695	445	250
Product margin	2,881	2,585	296

Propane sales:
Revenues (1)	160,890	122,323	38,567
Cost of sales-excluding impact of derivatives	156,527	114,622	41,905
Derivative gain	(10,115)	(4,334)	(5,781)
Product margin	14,478	12,035	2,443

Butane sales:
Revenues (1)	118,519	55,429	63,090
Cost of sales-excluding impact of derivatives	114,410	51,655	62,755
Derivative loss	7,684	1,013	6,671
Product (loss) margin	(3,575)	2,761	(6,336)

Other product sales:
Revenues-excluding impact of derivatives (1)	134,815	84,166	50,649
Cost of sales-excluding impact of derivatives	109,176	81,725	27,451
Derivative loss	18,726	1,230	17,496
Product margin	6,913	1,211	5,702

Service revenues:
Revenues (1)	7,270	9,056	(1,786)
Cost of sales	360	1,986	(1,626)
Product margin	6,910	7,070	(160)

Expenses:
Operating expenses	12,172	10,862	1,310
General and administrative expenses	1,790	2,078	(288)
Depreciation and amortization expense	6,967	8,156	(1,189)
Loss on disposal or impairment of assets, net	60,087	4	60,083
Total expenses	81,016	21,100	59,916
Segment operating (loss) income	$(53,409)	$4,562	$(57,971)

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)(3)	168,677	399,251	(230,574)

Refined products sold (gallons)	185,306	211,974	(26,668)
Refined products sold ($/gallon)	$2.122	$0.994	$1.128
Cost per refined products sold ($/gallon) (4)	$2.102	$0.979	$1.123
Refined products product margin ($/gallon) (4)	$0.020	$0.014	$0.006
Refined products inventory (gallons) (2)	2,776	2,656	120

Propane sold (gallons)	170,279	252,289	(82,010)
Propane sold ($/gallon)	$0.945	$0.485	$0.460
Cost per propane sold ($/gallon) (4)	$0.919	$0.454	$0.465
Propane product margin ($/gallon) (4)	$0.026	$0.031	$(0.005)
Propane inventory (gallons) (2)	60,673	77,968	(17,295)
Propane storage capacity leased to third parties (gallons) (2)(3)	—	46,066	(46,066)

Butane sold (gallons)	122,574	119,566	3,008
Butane sold ($/gallon)	$0.967	$0.464	$0.503
Cost per butane sold ($/gallon) (4)	$0.933	$0.432	$0.501
Butane product margin ($/gallon) (4)	$0.034	$0.032	$0.002
Butane inventory (gallons) (2)	45,911	73,291	(27,380)
Butane storage capacity leased to third parties (gallons) (2)(3)	—	33,894	(33,894)

Other products sold (gallons)	92,853	114,222	(21,369)
Other products sold ($/gallon)	$1.452	$0.737	$0.715
Cost per other products sold ($/gallon) (4)	$1.176	$0.715	$0.461
Other products product margin ($/gallon) (4)	$0.276	$0.022	$0.254
Other products inventory (gallons) (2)	40,691	31,583	9,108

(1)    Revenues include $1.3 million and $0.7 million of intersegment sales during the three months ended June 30, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of June 30, 2021 and June 30, 2020, respectively.
(3)    Decrease from March 31, 2021 relates to the sale of Sawtooth on June 18, 2021 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report).
(4)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. Revenues and cost of sales, excluding the impact of derivatives, increased due to higher commodity prices. This was partially offset by a decrease in volumes due to the continued weakness in demand due to COVID-19, tighter supply and increased competition in areas that have strong sales volumes.

Refined Products Derivative Loss. Our refined products margin during the three months ended June 30, 2021 included a realized loss $0.7 million and the three months ended June 30, 2020 included a realized loss of $0.4 million.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to higher commodity prices. This was partially offset by reduced volumes as warmer weather during the period (especially in the New England area) and higher prices led to weaker demand in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Propane Derivative Gain. Our propane cost of sales included $11.9 million of net unrealized gains on derivatives and $1.8 million of net realized losses on derivatives during the three months ended June 30, 2021. During the three months ended June 30, 2020, our cost of wholesale propane sales included $3.9 million of net unrealized gains on derivatives and $0.4 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, decreased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to lower demand and market conditions. Propane product margins decreased as inventory values aligned with commodity prices.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to an increase in commodity prices.

Butane Derivative Loss. Our cost of butane sales during the three months ended June 30, 2021 included $6.5 million of net unrealized losses on derivatives and $1.2 million of net realized losses on derivatives. Our cost of butane sales included $2.9 million of net unrealized losses on derivatives and $1.9 million of net realized gains on derivatives during the three months ended June 30, 2020.

Butane product margins, excluding the impact of derivatives, were consistent with the prior year.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices. This was partially offset by reduced volumes in the three months ended June 30, 2021.

Other Products Derivative Loss. Our derivatives of other products included $18.7 million of net realized losses on derivatives during the three months ended June 30, 2021. Our derivatives of other products during the three months ended June 30, 2020 included $0.3 million of net unrealized gains on derivatives and $1.5 million of net realized losses on derivatives.

Other product sales product margins during the three months ended June 30, 2021 increased due to a significant increase in biodiesel and biodiesel renewable identification numbers market prices, thus contributing to increased margins on these products during the period.

Service Revenues. This revenue includes storage, terminaling and transportation services income. Revenue for the current quarter decreased due to the termination of one of our producer services agreements.

Operating and General and Administrative Expenses. Expenses for the current quarter were higher primarily due to higher incentive compensation compared to the prior year quarter.

Depreciation and Amortization Expense. These expenses decreased due to assets becoming fully depreciated.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2021, we recorded a net loss of $60.1 million related to the sale of Sawtooth (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion). During the three months ended June 30, 2020, we recorded a net loss of less than $0.1 million related to the sale/retirement of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Other revenues:
Revenues	$—	$313	$(313)
Cost of sales	—	454	(454)
Loss	—	(141)	141

Expenses:
General and administrative expenses	10,182	11,338	(1,156)
Depreciation and amortization expense	1,745	902	843
Loss on disposal or impairment of assets, net	—	10,239	(10,239)
Total expenses	11,927	22,479	(10,552)
Operating loss	$(11,927)	$(22,620)	$10,693

General and Administrative Expenses. The decrease during the three months ended June 30, 2021 was due primarily to lower equity-based compensation expense. During the three months ended June 30, 2021, equity-based compensation expense was $1.0 million, compared to $2.3 million during the three months ended June 30, 2020.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2020, we recorded a net loss of $10.2 million, which was due to the write-off of a loan receivable made to a third party for the construction of a natural gas liquids loading/unloading facility.

Equity in Earnings of Unconsolidated Entities

The decrease in equity in earnings of $0.1 million during the three months ended June 30, 2021 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

Interest expense includes interest charged on the asset-based revolving credit facility (“ABL Facility”), senior secured notes, and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $23.2 million during the three months ended June 30, 2021 was primarily due to the issuance of the 2026 Senior Secured Notes (as defined herein) which resulted in us paying a higher interest rate. This increase was partially offset by the reduction of the credit facility balance and the repurchase of a portion of our senior unsecured notes. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the three months ended June 30, 2021 and 2020, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding senior unsecured notes, partially offset by a loss on the early extinguishment of the Sawtooth credit agreement. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net for the current quarter was consistent with the prior quarter.

Income Tax Benefit

Income tax benefit was $0.5 million during the three months ended June 30, 2021, compared to an income tax benefit of $0.3 million during the three months ended June 30, 2020. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase in noncontrolling interest income of $0.4 million during the three months ended June 30, 2021 was due primarily to higher income from certain recycling operations.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to TransMontaigne Product Services, LLC (“TPSL”), our refined products business in the mid-continent region of the United States (“Mid-Con”), and our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”), which are included in discontinued operations, and certain refined products businesses within our Liquids Logistics segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered as alternatives to net loss, loss from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for certain businesses within our Liquids Logistics segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of certain businesses within our Liquids Logistics segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA. In our Crude Oil Logistics segment, we purchase certain crude oil barrels using the West Texas Intermediate (“WTI”) calendar month average (“CMA”) price and sell the crude oil barrels using the WTI CMA price plus the Argus CMA Differential Roll Component (“CMA Differential Roll”) per our contracts. To eliminate the volatility of the CMA Differential Roll, we entered into derivative instrument positions in January 2021 to secure a margin of approximately $0.20 per barrel on 1.5 million barrels per month from May 2021 through December 2023. Due to the nature of these positions, the cash flow and earnings recognized on a GAAP basis will differ from period to period depending on the current crude oil price and future estimated crude oil price which are valued utilizing third-party market quoted prices. We are recognizing in Adjusted EBITDA the gains and losses from the derivative instrument positions entered into in January 2021 to properly align with the physical margin we are hedging each month through the term of this transaction. This representation aligns with management’s evaluation of the transaction.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net loss	$(134,502)	$(35,252)
Less: Net income attributable to noncontrolling interests	(438)	(51)
Net loss attributable to NGL Energy Partners LP	(134,940)	(35,303)
Interest expense	67,130	44,066
Income tax benefit	(450)	(301)
Depreciation and amortization	83,357	83,202
EBITDA	15,097	91,664
Net unrealized (gains) losses on derivatives	(16,264)	26,671
CMA Differential Roll net losses (gains) (1)	24,310	—
Inventory valuation adjustment (2)	1,218	3,820
Lower of cost or net realizable value adjustments	(3,806)	(32,003)
Loss on disposal or impairment of assets, net	67,538	13,084
Gain on early extinguishment of liabilities, net	(87)	(19,355)
Equity-based compensation expense (3)	960	2,302
Acquisition expense (4)	67	157
Other (5)	2,068	4,348
Adjusted EBITDA	$91,101	$90,688
Adjusted EBITDA - Discontinued Operations (6)	$—	$(294)
Adjusted EBITDA - Continuing Operations	$91,101	$90,982

(1)    Adjustment to align, within Adjusted EBITDA, the net gains and losses of the Partnership’s CMA Differential Roll derivative instruments positions with the physical margin being hedged. See “Non-GAAP Financial Measures” section above for a further discussion.
(2)    Amount reflects the difference between the market value of the inventory at the balance sheet date and its cost, adjusted for the impact of seasonal market movements related to our base inventory and the related hedge. See “Non-GAAP Financial Measures” section above for a further discussion.
(3)    Equity-based compensation expense in the table above may differ from equity-based compensation expense reported in Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report. Amounts reported in the table above include expense accruals for bonuses expected to be paid in common units, whereas the amounts reported in Note 8 to our unaudited condensed consolidated financial statements only include expenses associated with equity-based awards that have been formally granted.
(4)    Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions.
(5)    Amounts for the three months ended June 30, 2021 and 2020 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.
(6)    Amounts include the operations of TPSL, Gas Blending and Mid-Con.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$83,357	$83,202
Intangible asset amortization recorded to cost of sales	(73)	(77)
Depreciation and amortization of unconsolidated entities	(166)	(93)
Depreciation and amortization attributable to noncontrolling interests	984	954
Depreciation and amortization per unaudited condensed consolidated statements of operations	$84,102	$83,986

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$83,357	$83,202
Amortization of debt issuance costs recorded to interest expense	3,744	3,555
Amortization of royalty expense recorded to operating expense	62	62
Depreciation and amortization of unconsolidated entities	(166)	(93)
Depreciation and amortization attributable to noncontrolling interests	984	954
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$87,981	$87,680

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Interest expense per EBITDA table	$67,130	$44,066
Interest expense attributable to noncontrolling interests	17	13
Interest expense attributable to unconsolidated entities	(17)	(18)
Interest expense attributable to discontinued operations	—	(100)
Interest expense per unaudited condensed consolidated statements of operations	$67,130	$43,961

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the period indicated:

Three Months Ended June 30,
2020
(in thousands)
Inventory valuation adjustment	$(20)
Lower of cost or net realizable value adjustments	$20
Loss on disposal or impairment of assets, net	$1,065

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended June 30, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$7,583	$(11,581)	$(53,409)	$(11,927)	$(69,334)
Depreciation and amortization	62,981	12,409	6,967	1,745	84,102
Amortization recorded to cost of sales	—	—	73	—	73
Net unrealized losses (gains) on derivatives	3,566	(14,454)	(5,376)	—	(16,264)
CMA Differential Roll net losses (gains)	—	24,310	—	—	24,310
Inventory valuation adjustment	—	—	1,218	—	1,218
Lower of cost or net realizable value adjustments	—	(11)	(3,795)	—	(3,806)
Loss (gain) on disposal or impairment of assets, net	7,491	(42)	60,087	—	67,536
Equity-based compensation expense	—	—	—	960	960
Acquisition expense	—	—	—	67	67
Other income, net	612	196	363	78	1,249
Adjusted EBITDA attributable to unconsolidated entities	459	—	(10)	(55)	394
Adjusted EBITDA attributable to noncontrolling interest	(954)	—	(529)	—	(1,483)
Other	(227)	2,321	(15)	—	2,079
Adjusted EBITDA	$81,511	$13,148	$5,574	$(9,132)	$91,101

	Three Months Ended June 30, 2020
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(16,047)	$23,320	$4,562	$(22,620)	$(10,785)	$—	$(10,785)
Depreciation and amortization	58,133	16,795	8,156	902	83,986	—	83,986
Amortization recorded to cost of sales	—	—	77	—	77	—	77
Net unrealized losses (gains) on derivatives	13,312	14,638	(1,279)	—	26,671	—	26,671
Inventory valuation adjustment	—	—	3,840	—	3,840	—	3,840
Lower of cost or net realizable value adjustments	—	(29,060)	(2,963)	—	(32,023)	—	(32,023)
Loss on disposal or impairment of assets, net	329	1,450	4	10,239	12,022	—	12,022
Equity-based compensation expense	—	—	—	2,302	2,302	—	2,302
Acquisition expense	12	—	—	145	157	—	157
Other income, net	256	338	377	64	1,035	—	1,035
Adjusted EBITDA attributable to unconsolidated entities	465	—	(1)	(62)	402	—	402
Adjusted EBITDA attributable to noncontrolling interest	(487)	—	(536)	—	(1,023)	—	(1,023)
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	953	3,373	22	—	4,348	—	4,348
Discontinued operations	—	—	—	—	—	(294)	(294)
Adjusted EBITDA	$56,926	$30,854	$12,232	$(9,030)	$90,982	$(294)	$90,688

(1)    Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our asset-based revolving credit facility, debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities.

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

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under our $500.0 million ABL Facility, which we believe will provide liquidity to operate our business and manage our working capital requirements. We currently anticipate to have minimal needs for acquisitions or expansion projects and expect to fund these items through cash flows from operations, acquisition specific financing transactions or borrowings under the ABL Facility.

As of June 30, 2021, our current assets exceeded our current liabilities by approximately $197.9 million.

For additional information related to our ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or the sale of assets.

Senior Secured Notes

On February 4, 2021, we issued $2.05 billion of 7.5% 2026 Senior Secured Notes (“2026 Senior Secured Notes”) in a private placement. The 2026 Senior Secured Notes bear interest, which is payable on February 1 and August 1 of each year, which began on August 1, 2021. The 2026 Senior Secured Notes mature on February 1, 2026.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 6.125% senior unsecured notes due 2025 and 7.5% senior unsecured notes due 2026 (collectively, the “Senior Unsecured Notes”).

Debt Repurchases

During the three months ended June 30, 2021, we repurchased $18.7 million of the 2023 Notes.

Other Long-term Debt

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. Under this agreement, we are required to make monthly payments of $0.5 million (principal and interest) and a balloon payment of $24.2 million when this loan matures on November 1, 2027.

The Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth on June 18, 2021 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

For additional information related to our long-term debt, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and line fill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated.

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended June 30,
2021	$24,135	$7,745	$—	$116
2020	$20,770	$9,168	$—	$—

(1)    There were no acquisitions during the three months ended June 30, 2021 or 2020.

(2)    Amount for the three months ended June 30, 2021 relates to contributions made to unconsolidated entities. There were no other investments during the three months ended June 30, 2020.

Capital expenditures for the year ending March 31, 2022 are expected to be between $100 million and $125 million.

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

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Three Months Ended June 30,
Cash Flows Provided by (Used in):	2021	2020
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$80,288	$79,884
Changes in operating assets and liabilities	(85,451)	1,968
Operating activities-continuing operations	$(5,163)	$81,852
Investing activities-continuing operations	$(42,875)	$(124,215)
Financing activities-continuing operations	$45,680	$47,498

Operating Activities-Continuing Operations. The seasonality of our Liquids Logistics business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash provided by operating activities during the three months ended June 30, 2021 was due primarily to fluctuations in the value of accounts receivable and accounts payable during the three months ended June 30, 2021.

Investing Activities-Continuing Operations. Net cash used in investing activities was $42.9 million during the three months ended June 30, 2021, compared to net cash used in investing activities of $124.2 million during the three months ended June 30, 2020. The decrease in net cash used in investing activities was due primarily to:

•net proceeds (gross cash proceeds less the amount of cash sold, excluding accrued expenses) of $63.5 million from the sale of our interest in Sawtooth in June 2021 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report); and
•a decrease in capital expenditures from $97.8 million (includes payment of amounts accrued as of March 31, 2020) during the three months ended June 30, 2020 to $46.8 million (includes payment of amounts accrued as of March 31, 2021) during the three months ended June 30, 2021 due primarily to fewer expansion projects in our Water Solutions segment.

These decreases in net cash used in investing activities were partially offset by a $33.2 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $45.7 million during the three months ended June 30, 2021, compared to net cash provided by financing activities of $47.5 million during the three months ended June 30, 2020. The decrease in net cash provided by financing activities was due primarily to a decrease of $115.0 million in borrowings on the revolving credit facilities (net of repayments) during the three months ended June 30, 2021. This decrease in net cash provided by financing activities was partially offset by:

•$61.9 million in contingent consideration payments during the three months ended June 30, 2020 due to installment payments related to the Mesquite Disposals Unlimited, LLC acquisition; and
•a decrease of $42.6 million in distributions paid to our general partners and common unitholders, preferred unitholders and noncontrolling interest owners during the three months ended June 30, 2021 due primarily to the reduction and subsequent suspension of the quarterly common unit and preferred unit distributions.

Guarantor Summarized Financial Information

NGL Energy Partners LP (parent) and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes (see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report). Certain of our wholly owned subsidiaries (“Guarantor Subsidiaries”) have, jointly and severally, fully and unconditionally guaranteed the Senior Unsecured Notes.

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

Balance sheet information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	June 30, 2021	March 31, 2021
	(in thousands)
ASSETS:
Current assets	$1,207,382	$1,002,708
Noncurrent assets (1)(2)	$4,693,141	$4,743,874
LIABILITIES AND EQUITY (3):
Current liabilities	$1,009,471	$906,512
Noncurrent liabilities	$3,580,246	$3,524,664
Class D Preferred Units	$551,097	$551,097

(1)    Excludes $0.7 million of net intercompany payables and $50.9 million of net intercompany receivables due from/to NGL Energy Partners LP (parent) and the Guarantor Subsidiaries to/from the non-guarantor subsidiaries at June 30, 2021 and March 31, 2021, respectively.
(2)    Includes $1.9 billion and $1.9 billion of goodwill and intangible assets at June 30, 2021 and March 31, 2021, respectively.
(3)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries for either period presented.

Statements of operations information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	Three Months Ended June 30, 2021	Twelve Months Ended March 31, 2021
	(in thousands)
Revenues	$1,486,429	$5,214,499
Operating loss	$(68,550)	$(390,210)
Loss from continuing operations	$(133,542)	$(636,626)
Net loss (1)	$(133,542)	$(638,395)
Loss from continuing operations allocated to common unitholders	$(158,372)	$(729,891)

(1)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries for either period presented.

Contractual Obligations

For a discussion of contractual obligations, see Note 6, Note 7 and Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the letters of credit discussed in Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report and the short-term leases discussed in Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate). At June 30, 2021, we had $77.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 5.25%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.1 million, based on borrowings outstanding at June 30, 2021.

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

The following table summarizes the hypothetical impact on the June 30, 2021 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(658)
Crude oil (Crude Oil Logistics segment)	$(8,718)
Propane (Liquids Logistics segment)	$3,747
Butane (Liquids Logistics segment)	$(4,092)
Refined Products (Liquids Logistics segment)	$(3,874)
Other Products (Liquids Logistics segment)	$2,623
Canadian dollars (Liquids Logistics segment)	$123

Changes in commodity prices may also impact the volumes that we are able to transport, dispose, store and market, which also impact our cash flows.

Credit Risk

Our operations are also subject to credit risk, which is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing credit risk are specified in our credit policy. Credit risk is monitored daily and we try to minimize exposure through the following:

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

At June 30, 2021, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2021. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of June 30, 2021, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption “Legal Contingencies” in Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report, which is incorporated by reference into this Item 1.

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Pursuant to certain covenants within the indenture of our 2026 Senior Secured Notes, the board of directors of our general partner temporarily suspended all common unit and preferred unit distributions. For additional information related to the suspension of distributions, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit
2.1	Membership Interest Purchase Agreement, dated as of June 18, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 21, 2021)
22.1*	List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and March 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 9, 2021		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 9, 2021		By:	/s/ Robert W. Karlovich III
Robert W. Karlovich III
Chief Financial Officer