Form 10-Q
period 2021-09-30
NGL Energy Partners LP
filed 2021-11-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

At November 4, 2021, there were 129,593,939 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2021	March 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,531	$4,829
Accounts receivable-trade, net of allowance for expected credit losses of $2,257 and $2,192, respectively	863,228	725,943
Accounts receivable-affiliates	8,979	9,435
Inventories	319,895	158,467
Prepaid expenses and other current assets	140,434	109,164
Total current assets	1,338,067	1,007,838
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $844,605 and $776,279, respectively	2,524,287	2,706,853
GOODWILL	744,439	744,439
INTANGIBLE ASSETS, net of accumulated amortization of $532,901 and $517,518, respectively	1,170,468	1,262,613
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,029	22,719
OPERATING LEASE RIGHT-OF-USE ASSETS	133,868	152,146
OTHER NONCURRENT ASSETS	49,634	50,733
Total assets	$5,981,792	$5,947,341
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$819,094	$679,868
Accounts payable-affiliates	97	119
Accrued expenses and other payables	165,110	170,400
Advance payments received from customers	18,651	11,163
Current maturities of long-term debt	2,278	2,183
Operating lease obligations	45,456	47,070
Total current liabilities	1,050,686	910,803
LONG-TERM DEBT, net of debt issuance costs of $49,214 and $55,555, respectively, and current maturities	3,419,352	3,319,030
OPERATING LEASE OBLIGATIONS	87,388	103,637
OTHER NONCURRENT LIABILITIES	110,909	114,615
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 129,724 and 129,724 notional units, respectively	(52,375)	(52,189)
Limited partners, representing a 99.9% interest, 129,593,939 and 129,593,939 common units issued and outstanding, respectively	448,501	582,784
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(310)	(266)
Noncontrolling interests	18,185	69,471
Total equity	762,360	948,159
Total liabilities and equity	$5,981,792	$5,947,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Water Solutions	$136,210	$88,678	$266,436	$176,743
Crude Oil Logistics	554,830	466,841	1,108,454	742,880
Liquids Logistics	1,063,097	612,324	1,867,902	1,092,322
Other	—	315	—	628
Total Revenues	1,754,137	1,168,158	3,242,792	2,012,573
COST OF SALES:
Water Solutions	6,423	579	16,761	5,279
Crude Oil Logistics	498,089	386,771	1,035,346	604,328
Liquids Logistics	1,021,081	577,086	1,798,279	1,031,422
Other	—	454	—	908
Total Cost of Sales	1,525,593	964,890	2,850,386	1,641,937
OPERATING COSTS AND EXPENSES:
Operating	69,019	56,054	134,803	121,041
General and administrative	11,450	17,475	27,224	34,633
Depreciation and amortization	69,563	87,469	153,665	171,455
Loss on disposal or impairment of assets, net	13,694	5,954	81,230	17,976
Operating Income (Loss)	64,818	36,316	(4,516)	25,531
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	434	501	646	790
Interest expense	(68,495)	(46,935)	(135,625)	(90,896)
Gain on early extinguishment of liabilities, net	1,071	13,747	1,122	33,102
Other income, net	730	1,585	1,979	2,620
(Loss) Income From Continuing Operations Before Income Taxes	(1,442)	5,214	(136,394)	(28,853)
INCOME TAX BENEFIT	235	774	685	1,075
(Loss) Income From Continuing Operations	(1,207)	5,988	(135,709)	(27,778)
Loss From Discontinued Operations, net of Tax	—	(153)	—	(1,639)
Net (Loss) Income	(1,207)	5,835	(135,709)	(29,417)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(330)	(168)	(768)	(219)
NET (LOSS) INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(1,537)	$5,667	$(136,477)	$(29,636)
NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(27,236)	$(17,933)	$(187,128)	$(73,748)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$—	$(152)	$—	$(1,637)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(27,236)	$(18,085)	$(187,128)	$(75,385)
BASIC LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.21)	$(0.14)	$(1.44)	$(0.57)
Loss From Discontinued Operations, net of Tax	$—	$—	$—	$(0.01)
Net Loss	$(0.21)	$(0.14)	$(1.44)	$(0.58)
DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.21)	$(0.14)	$(1.44)	$(0.57)
Loss From Discontinued Operations, net of Tax	$—	$—	$—	$(0.01)
Net Loss	$(0.21)	$(0.14)	$(1.44)	$(0.58)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,593,939	128,771,715	129,593,939	128,771,715
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,593,939	128,771,715	129,593,939	128,771,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(1,207)	$5,835	$(135,709)	$(29,417)
Other comprehensive (loss) income	(52)	34	(44)	78
Comprehensive (loss) income	$(1,259)	$5,869	$(135,753)	$(29,339)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Six Months Ended September 30, 2021
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2021	$(52,189)	14,385,642	$348,359	129,593,939	$582,784	$(266)	$69,471	$948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(444)	(444)
Sawtooth joint venture disposition (Note 15)	—	—	—	—	—	—	(51,097)	(51,097)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	960	—	—	960
Net (loss) income	(159)	—	—	—	(134,781)	—	438	(134,502)
Other comprehensive income	—	—	—	—	—	8	—	8
BALANCES AT JUNE 30, 2021	(52,348)	14,385,642	348,359	129,593,939	448,963	(258)	18,368	763,084
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(513)	(513)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	1,048	—	—	1,048
Net (loss) income	(27)	—	—	—	(1,510)	—	330	(1,207)
Other comprehensive loss	—	—	—	—	—	(52)	—	(52)
BALANCES AT SEPTEMBER 30, 2021	$(52,375)	14,385,642	$348,359	129,593,939	$448,501	$(310)	$18,185	$762,360

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Six Months Ended September 30, 2020
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2020	$(51,390)	14,385,642	$348,359	128,771,715	$1,366,152	$(385)	$72,954	$1,735,690
Distributions to general and common unit partners and preferred unitholders	(26)	—	—	—	(47,652)	—	—	(47,678)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(2,257)	(2,257)
Equity issued pursuant to incentive compensation plan	—	—	—	—	1,349	—	—	1,349
Net (loss) income	(57)	—	—	—	(35,246)	—	51	(35,252)
Other comprehensive income	—	—	—	—	—	44	—	44
Cumulative effect adjustment for adoption of ASU 2016-13	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCES AT JUNE 30, 2020	(51,474)	14,385,642	348,359	128,771,715	1,283,491	(341)	70,748	1,650,783
Distributions to general and common unit partners and preferred unitholders	(26)	—	—	—	(47,808)	—	—	(47,834)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(598)	(598)
Equity issued pursuant to incentive compensation plan	—	—	—	—	1,308	—	—	1,308
Net (loss) income	(18)	—	—	—	5,685	—	168	5,835
Other comprehensive income	—	—	—	—	—	34	—	34
BALANCES AT SEPTEMBER 30, 2020	$(51,518)	14,385,642	$348,359	128,771,715	$1,242,676	$(307)	$70,318	$1,609,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(135,709)	$(29,417)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	—	1,639
Depreciation and amortization, including amortization of debt issuance costs	162,424	178,506
Gain on early extinguishment of liabilities, net	(1,122)	(33,102)
Non-cash equity-based compensation expense	(1,793)	4,558
Loss on disposal or impairment of assets, net	81,230	17,976
Change in provision for expected credit losses	96	(259)
Net adjustments to fair value of commodity derivatives	40,680	30,562
Equity in earnings of unconsolidated entities	(646)	(790)
Distributions of earnings from unconsolidated entities	2,009	2,994
Lower of cost or net realizable value adjustments	3,614	418
Other	721	941
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(137,210)	124,801
Inventories	(175,910)	(113,691)
Other current and noncurrent assets	24,631	41,762
Accounts payable-trade and affiliates	139,688	(51,312)
Other current and noncurrent liabilities	(10,548)	(30,335)
Net cash (used in) provided by operating activities-continuing operations	(7,845)	145,251
Net cash used in operating activities-discontinued operations	—	(1,591)
Net cash (used in) provided by operating activities	(7,845)	143,660
INVESTING ACTIVITIES:
Capital expenditures	(77,808)	(132,304)
Net settlements of commodity derivatives	(65,688)	(22,106)
Proceeds from sales of assets	4,551	1,099
Proceeds from divestitures of businesses and investments, net	63,489	—
Investments in unconsolidated entities	(235)	(607)
Distributions of capital from unconsolidated entities	562	370
Net cash used in investing activities	(75,129)	(153,548)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	826,000	704,000
Payments on revolving credit facilities	(684,000)	(471,500)
Issuance of term credit agreement	—	250,000
Repayment of term credit agreement	—	(250,000)
Repayment and repurchase of senior unsecured notes	(40,249)	(54,499)
Payments on other long-term debt	(6,169)	(326)
Debt issuance costs	(10,326)	(9,947)
Distributions to general and common unit partners and preferred unitholders	—	(81,698)
Distributions to noncontrolling interest owners	(957)	(2,855)
Payments to settle contingent consideration liabilities	(623)	(79,079)
Net cash provided by financing activities	83,676	4,096
Net increase (decrease) in cash and cash equivalents	702	(5,792)
Cash and cash equivalents, beginning of period	4,829	22,704
Cash and cash equivalents, end of period	$5,531	$16,912
Supplemental cash flow information:
Cash interest paid	$126,076	$87,793
Income taxes paid (net of income tax refunds)	$1,410	$2,198
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$—	$21,976
Accrued capital expenditures	$13,264	$10,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2021, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 26 company-owned terminals, third-party storage and terminal facilities, common carrier pipelines and a fleet of leased railcars. We also provide marine exports of butane through our facility located in Chesapeake, Virginia.

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

We have a deferred tax liability of $44.1 million and $45.8 million at September 30, 2021 and March 31, 2021, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the six months ended September 30, 2021 was $1.6 million with an effective tax rate of 23.1%. The deferred tax benefit recorded during the six months ended September 30, 2020 was $1.8 million with an effective tax rate of 23.8%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2021 or March 31, 2021.

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

Inventories consist of the following at the dates indicated:

	September 30, 2021	March 31, 2021
	(in thousands)
Propane	$111,648	$45,521
Butane	88,163	19,189
Crude oil	87,923	64,916
Biodiesel	12,658	16,169
Diesel	5,742	2,252
Ethanol	2,802	3,056
Other	10,959	7,364
Total	$319,895	$158,467

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	September 30, 2021	March 31, 2021
			(in thousands)
Water services and land company	Water Solutions	50%	$14,889	$15,832
Water services and land company	Water Solutions	50%	2,047	2,284
Water services and land company	Water Solutions	10%	2,897	3,254
Aircraft company (1)	Corporate and Other	50%	640	748
Water services company	Water Solutions	50%	414	424
Natural gas liquids terminal company	Liquids Logistics	50%	142	177
Total			$21,029	$22,719

(1)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2021	March 31, 2021
	(in thousands)
Loan receivable (1)	$3,053	$2,962
Linefill (2)	28,065	28,110
Minimum shipping fees - pipeline commitments (3)	11,035	13,171
Other	7,481	6,490
Total	$49,634	$50,733

(1)    Represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party.
(2)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2021 and March 31, 2021, linefill consisted of 423,978 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 7). As of September 30, 2021, the deficiency credit was $15.3 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2021	March 31, 2021
	(in thousands)
Accrued interest	$57,311	$56,299
Derivative liabilities	28,940	21,562
Accrued compensation and benefits	24,659	41,456
Excise and other tax liabilities	13,274	10,970
Product exchange liabilities	13,237	1,188
Other	27,689	38,925
Total	$165,110	$170,400

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

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

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Weighted average common units outstanding during the period:
Common units - Basic	129,593,939	128,771,715	129,593,939	128,771,715
Common units - Diluted	129,593,939	128,771,715	129,593,939	128,771,715

For the three months and six months ended September 30, 2021 and 2020, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except unit and per unit amounts)
(Loss) income from continuing operations	$(1,207)	$5,988	$(135,709)	$(27,778)
Less: Continuing operations income attributable to noncontrolling interests	(330)	(168)	(768)	(219)
Net (loss) income from continuing operations attributable to NGL Energy Partners LP	(1,537)	5,820	(136,477)	(27,997)
Less: Distributions to preferred unitholders (1)	(25,726)	(23,770)	(50,837)	(45,824)
Less: Continuing operations net loss allocated to general partner (2)	27	17	186	73
Net loss from continuing operations allocated to common unitholders	$(27,236)	$(17,933)	$(187,128)	$(73,748)

Loss from discontinued operations, net of tax	$—	$(153)	$—	$(1,639)
Less: Discontinued operations loss allocated to general partner (2)	—	1	—	2
Net loss from discontinued operations allocated to common unitholders	$—	$(152)	$—	$(1,637)

Net loss allocated to common unitholders	$(27,236)	$(18,085)	$(187,128)	$(75,385)

Basic loss per common unit
Loss from continuing operations	$(0.21)	$(0.14)	$(1.44)	$(0.57)
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.01)
Net loss	$(0.21)	$(0.14)	$(1.44)	$(0.58)
Diluted loss per common unit
Loss from continuing operations	$(0.21)	$(0.14)	$(1.44)	$(0.57)
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.01)
Net loss	$(0.21)	$(0.14)	$(1.44)	$(0.58)
Basic weighted average common units outstanding	129,593,939	128,771,715	129,593,939	128,771,715
Diluted weighted average common units outstanding	129,593,939	128,771,715	129,593,939	128,771,715

(1)    Includes cumulative distributions for the three months and six months ended September 30, 2021, which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			September 30, 2021	March 31, 2021
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$165,267	$319,554
Pipeline and related facilities	30	-	40	264,605	264,405
Vehicles and railcars	3	-	25	125,960	126,088
Water treatment facilities and equipment	3	-	30	2,044,610	1,930,437
Crude oil tanks and related equipment	2	-	30	236,305	238,924
Barges and towboats	5	-	30	137,603	137,386
Information technology equipment	3	-	7	47,275	50,220
Buildings and leasehold improvements	3	-	40	156,570	165,679
Land				100,874	100,352
Tank bottoms and linefill (1)				29,099	20,237
Other	3	-	20	15,317	15,054
Construction in progress				45,407	114,796
				3,368,892	3,483,132
Accumulated depreciation				(844,605)	(776,279)
Net property, plant and equipment				$2,524,287	$2,706,853

(1)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Depreciation expense	$47,845	$53,290	$108,451	$100,013
Capitalized interest expense	$324	$445	$656	$2,113

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Water Solutions	$1,296	$6,414	$8,785	$6,740
Crude Oil Logistics	(14)	—	(56)	1,844
Liquids Logistics	11,776	43	11,753	47
Corporate and Other	—	(2)	—	(2)
Total	$13,058	$6,455	$20,482	$8,629

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				September 30, 2021			March 31, 2021
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	3	-	25	$1,249,463	$(456,015)	$793,448	$1,318,638	$(450,639)	$867,999
Customer commitments	25			192,000	(17,280)	174,720	192,000	(13,440)	178,560
Pipeline capacity rights	30			7,799	(2,037)	5,762	7,799	(1,907)	5,892
Rights-of-way and easements	1	-	45	91,361	(10,863)	80,498	90,703	(9,270)	81,433
Water rights	13	-	30	100,369	(17,496)	82,873	100,369	(14,454)	85,915
Executory contracts and other agreements	1	-	35	34,975	(20,920)	14,055	48,709	(21,300)	27,409
Non-compete agreements	4	-	5	7,000	(5,639)	1,361	12,100	(6,102)	5,998
Debt issuance costs (1)	5			20,147	(2,651)	17,496	9,558	(406)	9,152
Total amortizable				1,703,114	(532,901)	1,170,213	1,779,876	(517,518)	1,262,358
Non-amortizable:
Trade names				255	—	255	255	—	255
Total				$1,703,369	$(532,901)	$1,170,468	$1,780,131	$(517,518)	$1,262,613

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

The weighted-average remaining amortization period for intangible assets is approximately 20.6 years.

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2021	2020	2021	2020
	(in thousands)
Depreciation and amortization	$21,718	$34,179	$45,214	$71,442
Cost of sales	71	76	144	153
Interest expense	1,693	1,560	2,375	3,092
Operating expenses	61	61	123	123
Total	$23,543	$35,876	$47,856	$74,810

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2022 (six months)	$41,625
2023	80,725
2024	74,385
2025	66,942
2026	64,229
2027	60,186
Thereafter	782,121
Total	$1,170,213

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2021			March 31, 2021
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(39,708)	$2,010,292	$2,050,000	$(44,246)	$2,005,754
Asset-based revolving credit facility (“ABL Facility”)	146,000	—	146,000	4,000	—	4,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	519,496	(2,690)	516,806	555,251	(3,564)	551,687
6.125% Notes due 2025 (“2025 Notes”)	380,020	(2,876)	377,144	380,020	(3,297)	376,723
7.500% Notes due 2026 (“2026 Notes”)	332,402	(3,875)	328,527	338,402	(4,378)	334,024
Other long-term debt	42,926	(65)	42,861	49,095	(70)	49,025
	3,470,844	(49,214)	3,421,630	3,376,768	(55,555)	3,321,213
Less: Current maturities	2,278	—	2,278	2,183	—	2,183
Long-term debt	$3,468,566	$(49,214)	$3,419,352	$3,374,585	$(55,555)	$3,319,030

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

The 2026 Senior Secured Notes are secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens in our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets.

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

Compliance

At September 30, 2021, we were in compliance with the covenants under the 2026 Senior Secured Notes indenture.

ABL Facility

The $500.0 million ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial borrowing base was $500.0 million and the sub-limit for letters of credit is $200.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on our all of our other assets. At September 30, 2021, we had letters of credit outstanding of approximately $152.2 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

All borrowings under the ABL Facility bear interest, at our option, at either (i) an alternate base rate plus a margin of 2.00% per year or (ii) an adjusted LIBOR rate plus a margin of 3.00% per year. At September 30, 2021, the borrowings under the ABL Facility had a weighted average interest rate of 4.89%, calculated as the alternate base rate of 3.25% plus a margin of 2.00% on the alternate base rate borrowings and weighted average LIBOR rate of 0.50% plus a margin of 3.00% for the LIBOR borrowings. On September 30, 2021, the interest rate in effect on letters of credit was 3.00%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a minimum Fixed Charge Coverage Ratio financial covenant that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At September 30, 2021, no Cash Dominion Event had occurred.

Compliance

At September 30, 2021, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended September 30,	Six Months Ended September 30,
	2021	2021
	(in thousands)
2023 Notes
Notes repurchased	$17,088	$35,755
Cash paid (excluding payments of accrued interest)	$16,536	$34,929
Gain on early extinguishment of debt (1)	$461	$627

2026 Notes
Notes repurchased	$6,000	$6,000
Cash paid (excluding payments of accrued interest)	$5,320	$5,320
Gain on early extinguishment of debt (2)	$610	$610

(1)    Gain on early extinguishment of debt for the three months and six months ended September 30, 2021 is inclusive of the write-off of debt issuance costs of $0.1 million and $0.2 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statements of operations.
(2)    Gain on early extinguishment of debt for the three months and six months ended September 30, 2021 is inclusive of the write-off of debt issuance costs of $0.1 million and $0.1 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statements of operations.

Compliance

At September 30, 2021, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Other Long-term Debt

The Sawtooth Caverns, LLC (“Sawtooth”) credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth on June 18, 2021 (see Note 15).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $42.9 million at September 30, 2021. The loan matures on November 1, 2027.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2021:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2022 (six months)	$—	$—	$—	$1,013	$1,013
2023	—	—	—	2,585	2,585
2024	—	—	519,496	2,816	522,312
2025	—	—	380,020	3,068	383,088
2026	2,050,000	146,000	—	3,343	2,199,343
2027	—	—	332,402	3,642	336,044
Thereafter	—	—	—	26,459	26,459
Total	$2,050,000	$146,000	$1,231,918	$42,926	$3,470,844

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $3.1 million and $1.7 million during the three months ended September 30, 2021 and 2020, respectively, and $6.1 million and $3.7 million during the six months ended September 30, 2021 and 2020, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2022 (six months)	$6,076
2023	12,152
2024	11,618
2025	10,795
2026	8,521
2027	46
Thereafter	6
Total	$49,214

Note 7—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial. Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

damages. The date for a new trial, to be limited to the quantum meruit claim, has not yet been set by the trial court. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our general partner once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of September 30, 2021, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At September 30, 2021, we have an environmental liability, measured on an undiscounted basis, of $1.5 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Balance at March 31, 2021	$28,079
Liabilities incurred	1,848
Liabilities associated with disposition of Sawtooth (see Note 15)	(1,612)
Accretion expense	875
Balance at September 30, 2021	$29,190

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at September 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (six months)	$2,859
2023	5,859
2024	5,720
2025	1,181
2026	1,162
2027	1,154
Thereafter	5,386
Total	$23,321

As part of the acquisition of Hillstone Environmental Partners, LLC, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months and six months ended September 30, 2021, we recorded $0.6 million and $1.2 million, respectively, and for the three months and six months ended September 30, 2020, we recorded $0.7 million and $1.4 million, respectively, within operating expense in our unaudited condensed consolidated statements of operations. At September 30, 2021, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $4.1 million.

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

The following table summarizes future minimum throughput payments under these agreements at September 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (six months)	$17,609
2023	35,314
2024	35,410
2025	30,897
Total	$119,230

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2021, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2022 (six months)	$114,126	1,607	$16,624	21,046
2023	—	—	3,546	4,788
2024	—	—	1,946	2,772
Total	$114,126	1,607	$22,116	28,606

Index-Price Commodity Purchase Commitments:
2022 (six months)	$1,631,013	23,165	$1,031,514	740,186
2023	2,071,352	32,176	31,186	30,080
2024	1,720,969	28,920	15,855	25,200
2025	1,193,320	21,170	—	—
2026	537,657	10,409	—	—
Total	$7,154,311	115,840	$1,078,555	795,466

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

At September 30, 2021, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2022 (six months)	$114,352	1,607	$186,391	164,404
2023	—	—	15,692	18,366
2024	—	—	3,064	4,169
2025	—	—	38	40
Total	$114,352	1,607	$205,185	186,979

Index-Price Commodity Sale Commitments:
2022 (six months)	$1,309,659	17,599	$1,105,028	687,892
2023	728,712	10,640	33,823	23,791
2024	643,593	10,248	—	—
2025	601,404	10,220	—	—
2026	22,281	390	—	—
Total	$3,305,649	49,097	$1,138,851	711,683

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $51.6 million of our prepaid expenses and other current assets and $29.0 million of our accrued expenses and other payables at September 30, 2021.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts and obligations. As of September 30, 2021, we owned 8.69% of our general partner.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021, from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan during the three months ended September 30, 2021 and this plan has expired.

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

Class B Preferred Units

As of September 30, 2021, there were 12,585,642 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). For the quarter ended September 30, 2021, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for September 30, 2021 is $0.5625 and the cumulative distribution since suspension for each Class B Preferred Unit is $1.6875. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2021 is $21.7 million.

Class C Preferred Units

As of September 30, 2021, there were 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended September 30, 2021, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for September 30, 2021 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $1.8047. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2021 is $3.3 million.

Class D Preferred Units

As of September 30, 2021, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per every $1,000 in unit value per year), plus an additional 1.5% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as defined within the amended and restated limited partnership agreement. For the quarter ended September 30, 2021, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at September 30, 2021 is $27.32 and the average cumulative distribution since suspension for each Class D Preferred unit is $80.64. In addition, the amount of cumulative but unpaid distributions shall continue to

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2021 is $49.6 million.

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

The following table summarizes the Service Award activity during the six months ended September 30, 2021:

Unvested Service Award units at March 31, 2021	446,975
Units granted	3,294,750
Units forfeited	(261,125)
Unvested Service Award units at September 30, 2021	3,480,600

The following table summarizes the scheduled vesting of our unvested Service Award units at September 30, 2021:

Fiscal Year Ending March 31,
2022 (six months)	1,176,975
2023	1,535,625
2024	768,000
Total	3,480,600

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. The weighted-average grant price for the six months ended September 30, 2021 was $2.15 per Service Award. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

During the three months ended September 30, 2021 and 2020, we recorded compensation expense related to Service Award units of $1.0 million and $1.3 million, respectively. During the six months ended September 30, 2021 and 2020, we recorded compensation expense related to Service Award units of $2.0 million and $2.7 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at September 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (six months)	$1,382
2023	3,286
2024	1,375
Total	$6,043

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2021		March 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$61,301	$(35,321)	$12,312	$(17,857)
Level 2 measurements	51,637	(35,764)	37,520	(24,474)
	112,938	(71,085)	49,832	(42,331)

Netting of counterparty contracts (1)	(35,337)	35,337	(12,648)	12,648
Net cash collateral (held) provided	(7,949)	6,808	2,660	5,543
Commodity derivatives	$69,652	$(28,940)	$39,844	$(24,140)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2021	March 31, 2021
	(in thousands)
Prepaid expenses and other current assets	$68,792	$39,844
Other noncurrent assets	860	—
Accrued expenses and other payables	(28,940)	(21,562)
Other noncurrent liabilities	—	(2,578)
Net commodity derivative asset	$40,712	$15,704

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2021:
Crude oil fixed-price (1)	October 2021–December 2023	(1,152)	$12,682
Propane fixed-price (1)	October 2021–December 2023	1,284	35,880
Refined products fixed-price (1)	October 2021–July 2022	(369)	(6,081)
Butane fixed-price (1)	October 2021–December 2022	(697)	(17,445)
Other	October 2021–December 2022		16,817
			41,853
Net cash collateral held			(1,141)
Net commodity derivative asset			$40,712

At March 31, 2021:
Crude oil fixed-price (1)	April 2021–December 2023	(1,850)	$(5,414)
Propane fixed-price (1)	April 2021–December 2023	(195)	2,188
Refined products fixed-price (1)	April 2021–January 2022	(503)	1,928
Butane fixed-price (1)	April 2021–March 2022	(753)	(3,764)
Other	April 2021–June 2022		12,563
			7,501
Net cash collateral provided			8,203
Net commodity derivative asset			$15,704

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended September 30, 2021 and 2020, we recorded a net gain of $16.0 million and a net loss of $3.2 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2021 and 2020, we recorded net losses of $40.7 million and $30.6 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. The amounts for the three months and six months ended September 30, 2020 do not include net gains and losses related to Mid-Con (as defined herein) and Gas Blending (as defined herein), as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2021, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate). At September 30, 2021, we had $146.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 4.89%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2021 (in thousands):

Senior Secured Notes:
2026 Senior Secured Notes	$2,088,438
Senior Unsecured Notes:
2023 Notes	$503,478
2025 Notes	$336,001
2026 Notes	$295,838

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$101,892	$76,004	$200,189	$157,382
Sale of recovered crude oil	17,182	8,386	30,983	9,754
Sale of water	11,570	1,153	24,852	3,881
Other service revenues	5,566	3,135	10,412	5,726
Total Water Solutions revenues	136,210	88,678	266,436	176,743
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	536,067	418,174	1,071,496	648,902
Crude oil transportation and other	18,813	47,567	37,262	90,208
Non-Topic 606 revenues	2,120	3,105	4,365	6,274
Elimination of intersegment sales	(2,170)	(2,005)	(4,669)	(2,504)
Total Crude Oil Logistics revenues	554,830	466,841	1,108,454	742,880
Liquids Logistics:
Topic 606 revenues
Refined products sales	444,268	288,781	837,377	499,328
Propane sales	219,297	136,538	379,700	258,066
Butane sales	167,337	89,920	285,877	145,117
Other product sales	139,566	90,418	253,896	138,753
Service revenues	3,065	6,683	8,488	13,025
Non-Topic 606 revenues	89,581	797	103,888	39,514
Elimination of intersegment sales	(17)	(813)	(1,324)	(1,481)
Total Liquids Logistics revenues	1,063,097	612,324	1,867,902	1,092,322
Corporate and Other:
Non-Topic 606 revenues	—	315	—	628
Total Corporate and Other revenues	—	315	—	628
Total	$1,754,137	$1,168,158	$3,242,792	$2,012,573

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Depreciation and Amortization:
Water Solutions	$50,731	$62,282	$113,774	$120,477
Crude Oil Logistics	12,454	17,232	24,863	34,027
Liquids Logistics	4,758	7,102	11,803	15,335
Corporate and Other	6,500	4,210	11,984	8,667
Total	$74,443	$90,826	$162,424	$178,506

Operating Income (Loss):
Water Solutions	$32,772	$(13,277)	$40,355	$(29,324)
Crude Oil Logistics	28,231	48,239	16,650	71,559
Liquids Logistics	11,461	14,338	(41,948)	18,900
Corporate and Other	(7,646)	(12,984)	(19,573)	(35,604)
Total	$64,818	$36,316	$(4,516)	$25,531

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Water Solutions	$33,591	$12,260	$60,553	$32,962
Crude Oil Logistics	1,008	3,098	1,471	8,770
Liquids Logistics	2,516	3,188	6,060	4,720
Corporate and Other	252	5,872	1,163	7,904
Total	$37,367	$24,418	$69,247	$54,356

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	September 30, 2021	March 31, 2021
	(in thousands)
Long-lived assets, net:
Water Solutions	$3,043,245	$3,104,450
Crude Oil Logistics	1,073,603	1,090,578
Liquids Logistics (1)	403,552	626,221
Corporate and Other	52,662	44,802
Total	$4,573,062	$4,866,051

(1)    Includes $19.9 million and $20.9 million of non-US long-lived assets at September 30, 2021 and March 31, 2021, respectively.

	September 30, 2021	March 31, 2021
	(in thousands)
Total assets:
Water Solutions	$3,185,155	$3,204,850
Crude Oil Logistics	1,726,429	1,665,005
Liquids Logistics (1)	1,002,668	1,003,370
Corporate and Other	67,540	74,116
Total	$5,981,792	$5,947,341

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)    Includes $63.0 million and $37.9 million of non-US total assets at September 30, 2021 and March 31, 2021, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Sales to entities affiliated with management	$—	$1,243	$—	$2,123
Purchases from entities affiliated with management	$18	$224	$88	$291
Purchases from equity method investees	$350	$292	$541	$745
Sales to WPX (1)		$12,485		$22,241
Purchases from WPX (1)		$82,287		$116,060

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

Accounts receivable from affiliates consist of the following at the dates indicated:

	September 30, 2021	March 31, 2021
	(in thousands)
NGL Energy Holdings LLC	$8,775	$8,245
Equity method investees	203	462
Entities affiliated with management	1	728
Total	$8,979	$9,435

Accounts payable to affiliates consist of the following at the dates indicated:

	September 30, 2021	March 31, 2021
	(in thousands)
Equity method investees	$96	$107
Entities affiliated with management	1	12
Total	$97	$119

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014 is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of September 30, 2021, the outstanding balance of the loan is approximately $2.6 million and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of September 30, 2021, no accrual has been recorded related to this guarantee.

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of September 30, 2021.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $10.0 million of net losses related to changes in the mark-to-market value of these arrangements recorded during the six months ended September 30, 2021.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (six months)	$63,962
2023	103,596
2024	85,147
2025	62,441
2026	17,215
2027	3,702
Thereafter	1,964
Total	$338,027

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	September 30, 2021	March 31, 2021
	(in thousands)
Accounts receivable from contracts with customers	$463,010	$436,682

Contract liabilities balance at March 31, 2021	$10,896
Payment received and deferred	30,591
Payment recognized in revenue	(14,864)
Disposition of Sawtooth (see Note 15)	(8,234)
Contract liabilities balance at September 30, 2021	$18,389

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense	$15,020	$17,953	$30,294	$36,230
Variable lease expense	5,023	4,334	10,253	9,213
Short-term lease expense	89	405	159	801
Total	$20,132	$22,692	$40,706	$46,244

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes maturities of our operating lease obligations at September 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (six months)	$26,546
2023	44,809
2024	28,814
2025	16,701
2026	8,419
2027	4,596
Thereafter	38,687
Total lease payments	168,572
Less imputed interest	(35,728)
Total operating lease obligations	$132,844

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease obligations	$30,267	$36,135
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$10,386	$19,257

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2021 and 2020, fixed rental revenue was $3.2 million, which includes $0.3 million of sublease revenue, and $4.2 million, which includes $0.7 million of sublease revenue, respectively. During the six months ended September 30, 2021 and 2020, fixed rental revenue was $6.5 million, which includes $0.7 million of sublease revenue, and $8.5 million, which includes $1.3 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at September 30, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (six months)	$5,791
2023	9,632
2024	4,820
2025	691
2026	415
2027	415
Thereafter	422
Total	$22,186

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

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2021	$2,192	$458
Change in provision for expected credit losses	96	—
Write-offs charged against the provision	(27)	—
Disposition of Sawtooth (see Note 15)	(4)	—
Balance at September 30, 2021	$2,257	$458

Note 15—Other Matters

Sale of Sawtooth

On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth to a group of buyers for total consideration of $70.0 million less estimated expenses of approximately $2.1 million. We recorded a loss of $60.1 million within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2021.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Three Months Ended September 30,	Six Months Ended September 30,
	2020	2020
	(in thousands)
Revenues	$—	$16,198
Cost of sales	118	16,429
Operating expenses	72	280
Loss on disposal or impairment of assets, net (1)	116	1,181
Operating loss from discontinued operations	(306)	(1,692)
Interest expense	100	—
Loss from discontinued operations before taxes	(206)	(1,692)
Income tax benefit	53	53
Loss from discontinued operations, net of tax	$(153)	$(1,639)

(1)    Amount for the three months ended September 30, 2020 includes a loss of $0.1 million on the sale of TPSL and amount for the six months ended September 30, 2020 includes a loss of $1.0 million on the sale of Gas Blending and a loss of $0.2 million on the sale of TPSL.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2021. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”) filed with the Securities and Exchange Commission on June 3, 2021.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At September 30, 2021, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues	$1,754,137	$1,168,158	$3,242,792	$2,012,573
Cost of sales	1,525,593	964,890	2,850,386	1,641,937
Operating expenses	69,019	56,054	134,803	121,041
General and administrative expense	11,450	17,475	27,224	34,633
Depreciation and amortization	69,563	87,469	153,665	171,455
Loss on disposal or impairment of assets, net	13,694	5,954	81,230	17,976
Operating income (loss)	64,818	36,316	(4,516)	25,531
Equity in earnings of unconsolidated entities	434	501	646	790
Interest expense	(68,495)	(46,935)	(135,625)	(90,896)
Gain on early extinguishment of liabilities, net	1,071	13,747	1,122	33,102
Other income, net	730	1,585	1,979	2,620
(Loss) income from continuing operations before income taxes	(1,442)	5,214	(136,394)	(28,853)
Income tax benefit	235	774	685	1,075
(Loss) income from continuing operations	(1,207)	5,988	(135,709)	(27,778)
Loss from discontinued operations, net of tax	—	(153)	—	(1,639)
Net (loss) income	(1,207)	5,835	(135,709)	(29,417)
Less: Net income attributable to noncontrolling interests	(330)	(168)	(768)	(219)
Net (loss) income attributable to NGL Energy Partners LP	$(1,537)	$5,667	$(136,477)	$(29,636)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions, disposals and other transactions. Our results of operations for the three months and six months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2022.

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

Acquisitions and Dispositions

We completed several acquisitions and dispositions during the six months ended September 30, 2021 and fiscal year ended March 31, 2021. These transactions impact the comparability of our results of operations between our current and prior fiscal years.

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

Repurchases of Senior Unsecured Notes

During the three months ended September 30, 2021, we repurchased $17.1 million of the 7.5% senior unsecured notes due 2023 (“2023 Notes”) and $6.0 million of the 7.5% senior unsecured notes due 2026 (“2026 Notes”).

Segment Operating Results for the Three Months Ended September 30, 2021 and 2020

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$98,457	$73,737	$24,720
Sale of recovered crude oil	17,182	8,386	8,796
Other revenues	20,571	6,555	14,016
Total revenues	136,210	88,678	47,532
Expenses:
Cost of sales-excluding impact of derivatives	6,983	257	6,726
Derivative (gain) loss	(560)	322	(882)
Operating expenses	42,465	31,387	11,078
General and administrative expenses	1,918	1,546	372
Depreciation and amortization expense	50,670	62,220	(11,550)
Loss on disposal or impairment of assets, net	1,962	6,223	(4,261)
Total expenses	103,438	101,955	1,483
Segment operating income (loss)	$32,772	$(13,277)	$46,049

Produced water processed (barrels per day)
Delaware Basin	1,485,087	1,060,353	424,734
Eagle Ford Basin	95,728	81,260	14,468
DJ Basin	149,426	114,219	35,207
Other Basins	30,142	26,264	3,878
Total	1,760,383	1,282,096	478,287
Solids processed (barrels per day)	927	863	64
Skim oil sold (barrels per day)	2,821	2,611	210
Service fees for produced water processed ($/barrel) (1)	$0.60	$0.63	$(0.03)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.11	$0.07	$0.04
Operating expenses for produced water processed ($/barrel) (1)	$0.26	$0.27	$(0.01)

(1)    Total produced water barrels processed during the three months ended September 30, 2021 and 2020 were 161,955,202 and 117,952,824, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin, partially offset by higher volumes in areas with lower fees.

Recovered Crude Oil Revenues. The increase was due primarily to higher crude oil prices and an increase in the number of wells completed in our area of operations during the period which increased flowback activity resulting in higher skim oil volumes per barrel of produced water processed. This increase was partially offset by the sale of crude oil during the three months ended September 30, 2020 that we had stored as of June 30, 2020 due to the lower crude oil prices.

Other Revenues. Other revenues primarily include brackish non-potable water revenues, recycle water revenues, water pipeline revenues, resale water revenues, land surface use revenues and solids disposal revenues. The increase was due primarily to sales of brackish non-potable water, recycled water and raw produced water increasing during the current period, driven by an increase in drilling and completion activity primarily in the Delaware Basin as well as our increased capacity to meet demand for these services.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to costs related to the transfer of brackish non-potable water and recycled water to the purchaser.

Derivative (Gain) Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the skim oil. During the three months ended September 30, 2021 we had $1.5 million of net unrealized losses on derivatives and $2.1 million of net realized gains on derivatives. During the three months ended September 30, 2020 we had $4.1 million of net realized gains on derivatives and $4.4 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to an increase in produced water volumes processed. The Partnership continues to see a decrease in its operating expenses per barrel of produced water processed due to continued focus on cost reduction and an increase in overall disposal volumes.

Depreciation and Amortization Expense. The decrease was due primarily to an impairment charge recorded during the three months ended March 31, 2021 to write down the value of a customer relationship intangible asset which resulted in lower amortization expense during the three months ended September 30, 2021 as well as certain other long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2021 and six months ended September 30, 2021. These decreases were partially offset by newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2021, we recorded a net loss of $2.0 million primarily related to abandonment of certain capital projects and the sale of certain other miscellaneous assets. During the three months ended September 30, 2020, we recorded a net loss of $6.4 million primarily related to the write-down of equipment destroyed by lightning strikes and the abandonment of certain capital projects.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$536,067	$418,174	$117,893
Crude oil transportation and other	20,933	50,672	(29,739)
Total revenues (1)	557,000	468,846	88,154
Expenses:
Cost of sales-excluding impact of derivatives	499,159	387,530	111,629
Derivative loss	1,100	1,246	(146)
Operating expenses	14,196	12,941	1,255
General and administrative expenses	1,874	1,968	(94)
Depreciation and amortization expense	12,454	17,232	(4,778)
Gain on disposal or impairment of assets, net	(14)	(310)	296
Total expenses	528,769	420,607	108,162
Segment operating income	$28,231	$48,239	$(20,008)

Crude oil sold (barrels)	7,518	10,178	(2,660)
Crude oil transported on owned pipelines (barrels)	7,337	9,992	(2,655)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,239	(7)
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	2,062	(561)
Crude oil inventory (barrels) (2)	1,249	1,507	(258)
Crude oil sold ($/barrel)	$71.304	$41.086	$30.218
Cost per crude oil sold ($/barrel) (3)	$66.395	$38.075	$28.320
Crude oil product margin ($/barrel) (3)	$4.909	$3.011	$1.898

(1)    Revenues include $2.2 million and $2.0 million of intersegment sales during the three months ended September 30, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2021 and September 30, 2020, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This was offset by the reduction in sale volumes, primarily due to lower production in the DJ Basin. We had an increase in buy/sell transactions during the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, as revenues from third-parties decreased by $28.9 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. During the three months ended September 30, 2021, financial volumes on the Grand Mesa Pipeline averaged approximately 80,000 barrels per day, compared to approximately 123,000 barrels per day for the three months ended September 30, 2020 (volume amounts are from both internal and external parties) primarily due to the court approved rejection of the Extraction Oil & Gas, Inc. (“Extraction”) transportation agreement (as part of their bankruptcy) as well as decreased production in the DJ Basin.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Derivative Loss. Our cost of sales during the three months ended September 30, 2021 included $8.3 million of net realized losses on derivatives, driven by the increase in crude oil prices offset by $7.2 million of net unrealized gains on derivatives. Our cost of sales during the three months ended September 30, 2020 included $4.6 million of net realized losses on derivatives and $3.3 million of net unrealized gains on derivatives.

Crude Oil Product Margin. The increase was primarily due to higher crude oil prices as certain contracted rates with producers increased due to higher crude oil prices.

Operating and General and Administrative Expenses. The increase was primarily related to rising utility rates and increased insurance costs.

Depreciation and Amortization Expense. The decrease was due primarily to the reduction of amortization expense due to the impairment of certain intangible assets at the end of the prior year. This was offset by an increase in depreciation expense due to reducing the estimated useful lives of our railcars.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2021, we recorded a net gain of less than $0.1 million due to the disposal of certain assets. During the three months ended September 30, 2020, we recorded a net gain of $0.3 million related to the disposal of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$444,294	$288,840	$155,454
Cost of sales-excluding impact of derivatives	441,628	284,346	157,282
Derivative loss (gain)	425	(40)	465
Product margin	2,241	4,534	(2,293)

Propane sales:
Revenues (1)	220,053	137,164	82,889
Cost of sales-excluding impact of derivatives	210,775	124,156	86,619
Derivative gain	(14,714)	(1,665)	(13,049)
Product margin	23,992	14,673	9,319

Butane sales:
Revenues (1)	167,717	90,218	77,499
Cost of sales-excluding impact of derivatives	153,747	83,012	70,735
Derivative loss	13,829	5,464	8,365
Product margin	141	1,742	(1,601)

Other product sales:
Revenues-excluding impact of derivatives (1)	207,522	85,778	121,744
Cost of sales-excluding impact of derivatives	212,373	82,230	130,143
Derivative gain	(16,058)	(2,168)	(13,890)
Product margin	11,207	5,716	5,491

Service revenues:
Revenues (1)	5,033	9,543	(4,510)
Cost of sales	598	970	(372)
Product margin	4,435	8,573	(4,138)

Expenses:
Operating expenses	12,358	11,726	632
General and administrative expenses	1,765	2,105	(340)
Depreciation and amortization expense	4,686	7,026	(2,340)
Loss on disposal or impairment of assets, net	11,746	43	11,703
Total expenses	30,555	20,900	9,655
Segment operating income	$11,461	$14,338	$(2,877)

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)(3)	169,087	427,004	(257,917)

Refined products sold (gallons)	196,932	220,243	(23,311)
Refined products sold ($/gallon)	$2.256	$1.311	$0.945
Cost per refined products sold ($/gallon) (4)	$2.243	$1.291	$0.952
Refined products product margin ($/gallon) (4)	$0.013	$0.020	$(0.007)
Refined products inventory (gallons) (2)	2,576	1,209	1,367

Propane sold (gallons)	180,322	252,693	(72,371)
Propane sold ($/gallon)	$1.220	$0.543	$0.677
Cost per propane sold ($/gallon) (4)	$1.169	$0.491	$0.678
Propane product margin ($/gallon) (4)	$0.051	$0.052	$(0.001)
Propane inventory (gallons) (2)	98,429	116,462	(18,033)
Propane storage capacity leased to third parties (gallons) (2)(3)	—	53,947	(53,947)

Butane sold (gallons)	124,881	143,392	(18,511)
Butane sold ($/gallon)	$1.343	$0.629	$0.714
Cost per butane sold ($/gallon) (4)	$1.231	$0.579	$0.652
Butane product margin ($/gallon) (4)	$0.112	$0.050	$0.062
Butane inventory (gallons) (2)	75,500	92,672	(17,172)
Butane storage capacity leased to third parties (gallons) (2)(3)	—	56,700	(56,700)

Other products sold (gallons)	97,310	114,734	(17,424)
Other products sold ($/gallon)	$2.133	$0.748	$1.385
Cost per other products sold ($/gallon) (4)	$2.182	$0.717	$1.465
Other products product (loss) margin ($/gallon) (4)	$(0.049)	$0.031	$(0.080)
Other products inventory (gallons) (2)	17,465	18,671	(1,206)

(1)    Revenues include less than $0.1 million and $0.8 million of intersegment sales during the three months ended September 30, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2021 and September 30, 2020, respectively.
(3)    Decrease from March 31, 2021 relates to the sale of Sawtooth on June 18, 2021 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report).
(4)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. Revenues and cost of sales, excluding the impact of derivatives, increased due to higher commodity prices, offset partially by a decrease in volumes due to the continued weakness in demand in certain geographical areas due to COVID-19 and tighter supply.

Refined Products Derivative Loss (Gain). Our refined products margin during the three months ended September 30, 2021 included a realized loss of $0.4 million and the three months ended September 30, 2020 included a realized gain of less than $0.1 million.

Refined Products product margins during the three months ended September 30, 2021 decreased due to lower product demand due to the lingering effects of COVID-19 lockdowns, as well as increased competition from refineries.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to higher commodity prices. The increase in propane prices was the result of lower inventories and a strong export market due to the increase in international prices. This was partially offset by reduced volumes due to the loss of two producer services agreements, as well as backwardation in the propane market and deferred customer purchases in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Propane Derivative Gain. Our wholesale propane cost of sales included $21.8 million of net unrealized gains on derivatives and $7.1 million of net realized losses on derivatives during the three months ended September 30, 2021. During the three months ended September 30, 2020, our cost of wholesale propane sales included $2.0 million of net unrealized gains on derivatives and $0.4 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, were consistent with the three months ended September 30, 2020.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were primarily due to an increase in commodity prices, which was the result of the strength in crude oil prices. This was partially offset by a volume decrease due to a tight supply market as a result of decreased refinery runs and an increase in demand for exports.

Butane Derivative Loss. Our cost of butane sales during the three months ended September 30, 2021 included $9.0 million of net unrealized losses on derivatives and $4.8 million of net realized losses on derivatives. Our cost of butane sales included $5.5 million of net unrealized losses on derivatives and $0.1 million of net realized gains on derivatives during the three months ended September 30, 2020.

Butane product margins, excluding the impact of derivatives, increased due to a tight supply market, driven by an increase in demand for exports, which is driving favorable sales differentials.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices. This was partially offset by reduced natural gasoline volumes during the three months ended September 30, 2021 due to less natural gas production available to the rail and barge markets.

Other Products Derivative Gain. Our derivatives of other products included $0.1 million of net unrealized gains and $16.0 million of net realized gains on derivatives during the three months ended September 30, 2021. Our derivatives of other products during the three months ended September 30, 2020 included $0.2 million of net unrealized gains on derivatives and $2.0 million of net realized gains on derivatives.

Other product sales product margins during the three months ended September 30, 2021 decreased due to lower biodiesel and biodiesel renewable identification numbers market prices and increased competition during the quarter.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease for the current quarter was due primarily to the disposition of Sawtooth in June 2021 as well as the loss of two producer service agreements.

Operating and General and Administrative Expenses. The increase was primarily due to higher compensation, travel and entertainment and bad debt expense, offset by the disposition of Sawtooth in June 2021.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2021, we recorded a net loss of $11.7 million related to the sale of one of our terminals. During the three months ended September 30, 2020, we recorded a net loss of less than $0.1 million related to the sale/retirement of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Other revenues:
Revenues	$—	$315	$(315)
Cost of sales	—	454	(454)
Loss	—	(139)	139

Expenses:
General and administrative expenses	5,893	11,856	(5,963)
Depreciation and amortization expense	1,753	991	762
Gain on disposal or impairment of assets, net	—	(2)	2
Total expenses	7,646	12,845	(5,199)
Operating loss	$(7,646)	$(12,984)	$5,338

General and Administrative Expenses. The decrease during the three months ended September 30, 2021 was due primarily to lower compensation and legal expenses. Compensation expense decreased due to lower equity-based compensation and due to the reversal of an incentive compensation accrual. Legal expense decreased due to certain claims being settled, in particular our claims related to the bankruptcy of Extraction.

Equity in Earnings of Unconsolidated Entities

The decrease in equity in earnings of $0.1 million during the three months ended September 30, 2021 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

Interest expense includes interest charged on the asset-based revolving credit facility (“ABL Facility”), senior secured notes and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $21.6 million during the three months ended September 30, 2021 was primarily due to the issuance of the 2026 Senior Secured Notes (as defined herein) which resulted in us paying a higher interest rate. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the three months ended September 30, 2021 and 2020, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The decrease in other income, net of $0.9 million during the three months ended September 30, 2021 was due primarily to proceeds received from a litigation settlement during the three months ended September 30, 2020.

Income Tax Benefit

Income tax benefit was $0.2 million during the three months ended September 30, 2021, compared to an income tax benefit of $0.8 million during the three months ended September 30, 2020. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase in noncontrolling interest income of $0.2 million during the three months ended September 30, 2021 was due primarily to higher income from certain recycling operations and water solutions operations.

Segment Operating Results for the Six Months Ended September 30, 2021 and 2020

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2021	2020	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$193,185	$152,054	$41,131
Sale of recovered crude oil	30,983	9,754	21,229
Other revenues	42,268	14,935	27,333
Total revenues	266,436	176,743	89,693
Expenses:
Cost of sales-excluding impact of derivatives	15,948	372	15,576
Derivative loss	813	4,907	(4,094)
Operating expenses	82,490	70,686	11,804
General and administrative expenses	3,726	3,197	529
Depreciation and amortization expense	113,651	120,353	(6,702)
Loss on disposal or impairment of assets, net	9,453	6,552	2,901
Total expenses	226,081	206,067	20,014
Segment operating income (loss)	$40,355	$(29,324)	$69,679

Produced water processed (barrels per day)
Delaware Basin	1,456,810	1,083,229	373,581
Eagle Ford Basin	93,796	88,279	5,517
DJ Basin	134,197	123,242	10,955
Other Basins	29,118	29,277	(159)
Total	1,713,921	1,324,027	389,894
Solids processed (barrels per day)	1,120	1,378	(258)
Skim oil sold (barrels per day)	2,662	1,654	1,008
Service fees for produced water processed ($/barrel) (1)	$0.60	$0.63	$(0.03)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.10	$0.04	$0.06
Operating expenses for produced water processed ($/barrel) (1)	$0.26	$0.29	$(0.03)

(1)    Total produced water barrels processed during the six months ended September 30, 2021 and 2020 were 313,647,489 and 242,296,912, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin, partially offset by higher volumes in areas with lower fees.

Recovered Crude Oil Revenues. The increase was due primarily to higher crude oil prices and an increase in the number of wells completed in our area of operations during the period which increased flowback activity resulting in higher skim oil volumes per barrel of produced water processed.

Other Revenues. The increase was due primarily to sales of brackish non-potable water, recycled water and raw produced water increasing during the current period, driven by an increase in drilling and completion activity primarily in the Delaware Basin as well as our increased capacity to meet demand for these services.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to costs related to the transfer of brackish non-potable water and recycled water to the purchaser.

Derivative Loss. During the six months ended September 30, 2021 we had $5.1 million of net unrealized losses on derivatives and $4.3 million of net realized gains on derivatives. During the six months ended September 30, 2020 we had $12.8 million of net realized gains on derivatives and $17.7 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to an increase in produced water volumes processed. The Partnership continues to see a decrease in its operating expenses per barrel of produced water processed due to continued focus on cost reduction and an increase in overall disposal volumes.

Depreciation and Amortization Expense. The decrease was due primarily to an impairment charge recorded during the three months ended March 31, 2021 to write down the value of a customer relationship intangible asset which resulted in lower amortization expense during the six months ended September 30, 2021 as well as certain other long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2021 and six months ended September 30, 2021. These decreases were partially offset by newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2021, we recorded a net loss of $9.5 million primarily related to facilities damaged by lightning strikes, abandonment of certain capital projects and the sale of certain other miscellaneous assets. During the six months ended September 30, 2020, we recorded a net loss of $6.8 million primarily related to the write-down of equipment destroyed by lightning strikes and the abandonment of certain capital projects.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2021	2020	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,071,496	$648,902	$422,594
Crude oil transportation and other	41,627	96,482	(54,855)
Total revenues (1)	1,113,123	745,384	367,739
Expenses:
Cost of sales-excluding impact of derivatives	1,000,621	581,122	419,499
Derivative loss	39,394	25,710	13,684
Operating expenses	27,783	27,767	16
General and administrative expenses	3,868	4,059	(191)
Depreciation and amortization expense	24,863	34,027	(9,164)
(Gain) loss on disposal or impairment of assets, net	(56)	1,140	(1,196)
Total expenses	1,096,473	673,825	422,648
Segment operating income	$16,650	$71,559	$(54,909)

Crude oil sold (barrels)	15,512	19,470	(3,958)
Crude oil transported on owned pipelines (barrels)	14,371	20,468	(6,097)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,239	(7)
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	2,062	(561)
Crude oil inventory (barrels) (2)	1,249	1,507	(258)
Crude oil sold ($/barrel)	$69.075	$33.328	$35.747
Cost per crude oil sold ($/barrel) (3)	$64.506	$29.847	$34.659
Crude oil product margin ($/barrel) (3)	$4.569	$3.481	$1.088

(1)    Revenues include $4.7 million and $2.5 million of intersegment sales during the six months ended September 30, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2021 and September 30, 2020, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the six months ended September 30, 2021, compared to the six months ended September 30, 2020. This was offset by a reduction in sales volumes, primarily due to lower production in the DJ Basin. We had an increase in buy/sell transactions during the six months ended September 30, 2021, compared to the six months ended September 30, 2020. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, as revenues from third-parties decreased by $55.2 million during the six months ended September 30, 2021, compared to the six months ended September 30, 2020. During the six months ended September 30, 2021, financial volumes on the Grand Mesa Pipeline averaged approximately 79,000 barrels per day, compared to 121,000 barrels per day for the six months ended September 30, 2020 (volume amounts are from both internal and external parties) primarily due to the court approved rejection of the Extraction transportation agreement (as part of their bankruptcy) as well as decreased production in the DJ Basin.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the six months ended September 30, 2021, compared to the six months ended September 30, 2020.

Derivative Loss. Our cost of sales during the six months ended September 30, 2021 included $61.0 million of net realized losses on derivatives, driven by the increase in crude oil prices offset by $21.6 million of net unrealized gains on derivatives. Our cost of sales during the six months ended September 30, 2020 included $14.4 million of net realized losses on derivatives and $11.3 million of net unrealized losses on derivatives.

Crude Oil Product Margin. The increase was primarily due to higher crude oil prices as certain contracted rates with producers increased due to higher crude oil prices.

Operating and General and Administrative Expenses. Expenses for the six months ended September 30, 2021 were consistent with the prior year.

Depreciation and Amortization Expense. The decrease was due primarily to the reduction of amortization expense due to the impairment of certain intangible assets at the end of the prior year. This was offset by an increase in depreciation expense due to reducing the estimated useful lives of our railcars.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2021, we recorded a net gain of $0.1 million. During the six months ended September 30, 2020, we recorded a net loss of $1.1 million related to the disposal of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$837,441	$499,482	$337,959
Cost of sales-excluding impact of derivatives	831,199	491,958	339,241
Derivative loss	1,120	405	715
Product margin	5,122	7,119	(1,997)

Propane sales:
Revenues (1)	380,943	259,487	121,456
Cost of sales-excluding impact of derivatives	367,302	238,778	128,524
Derivative gain	(24,829)	(5,999)	(18,830)
Product margin	38,470	26,708	11,762

Butane sales:
Revenues (1)	286,236	145,647	140,589
Cost of sales-excluding impact of derivatives	268,157	134,667	133,490
Derivative loss	21,513	6,477	15,036
Product (loss) margin	(3,434)	4,503	(7,937)

Other product sales:
Revenues-excluding impact of derivatives (1)	342,337	169,944	172,393
Cost of sales-excluding impact of derivatives	321,549	163,955	157,594
Derivative loss (gain)	2,668	(938)	3,606
Product margin	18,120	6,927	11,193

Service revenues:
Revenues (1)	12,303	18,599	(6,296)
Cost of sales	958	2,956	(1,998)
Product margin	11,345	15,643	(4,298)

Expenses:
Operating expenses	24,530	22,588	1,942
General and administrative expenses	3,555	4,183	(628)
Depreciation and amortization expense	11,653	15,182	(3,529)
Loss on disposal or impairment of assets, net	71,833	47	71,786
Total expenses	111,571	42,000	69,571
Segment operating (loss) income	$(41,948)	$18,900	$(60,848)

	Six Months Ended September 30 ,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)(3)	169,087	427,004	(257,917)

Refined products sold (gallons)	382,238	432,217	(49,979)
Refined products sold ($/gallon)	$2.191	$1.156	$1.035
Cost per refined products sold ($/gallon) (4)	$2.175	$1.138	$1.037
Refined products product margin ($/gallon) (4)	$0.016	$0.018	$(0.002)
Refined products inventory (gallons) (2)	2,576	1,209	1,367

Propane sold (gallons)	350,601	504,982	(154,381)
Propane sold ($/gallon)	$1.087	$0.514	$0.573
Cost per propane sold ($/gallon) (4)	$1.048	$0.473	$0.575
Propane product margin ($/gallon) (4)	$0.039	$0.041	$(0.002)
Propane inventory (gallons) (2)	98,429	116,462	(18,033)
Propane storage capacity leased to third parties (gallons) (2)(3)	—	53,947	(53,947)

Butane sold (gallons)	247,455	262,958	(15,503)
Butane sold ($/gallon)	$1.157	$0.554	$0.603
Cost per butane sold ($/gallon) (4)	$1.084	$0.512	$0.572
Butane product margin ($/gallon) (4)	$0.073	$0.042	$0.031
Butane inventory (gallons) (2)	75,500	92,672	(17,172)
Butane storage capacity leased to third parties (gallons) (2)(3)	—	56,700	(56,700)

Other products sold (gallons)	190,163	228,956	(38,793)
Other products sold ($/gallon)	$1.800	$0.742	$1.058
Cost per other products sold ($/gallon) (4)	$1.691	$0.716	$0.975
Other products product margin ($/gallon) (4)	$0.109	$0.026	$0.083
Other products inventory (gallons) (2)	17,465	18,671	(1,206)

(1)    Revenues include $1.3 million and $1.5 million of intersegment sales during the six months ended September 30, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2021 and September 30, 2020, respectively.
(3)    Decrease from March 31, 2021 relates to the sale of Sawtooth on June 18, 2021 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report).
(4)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increase in refined products price. This was offset by a reduction in volumes sold due to the continued weakness in demand in certain geographical areas due to COVID-19 and tighter supply.

Refined Products Derivative Loss. Our refined products margin during the six months ended September 30, 2021 included a realized loss of $1.1 million and the six months ended September 30, 2020 included a realized loss of $0.4 million.

Refined Products product margins per gallon of refined products sold for the six months ended September 30, 2021 were consistent with the prior year six months ended September 30, 2020.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to higher commodity prices. The increase in propane prices was the result of lower inventories and a strong export market due to the increase in international prices. This was partially offset by reduced volumes due to the loss of two producer services agreements, as well as backwardation in the propane market and deferred customer purchases in the six months ended September 30, 2021 compared to the six months ended September 30, 2020.

Propane Derivative Gain. Our wholesale propane cost of sales included $33.7 million of net unrealized gains on derivatives and $8.8 million of net realized losses on derivatives during the six months ended September 30, 2021. During the six months ended September 30, 2020, our cost of wholesale propane sales included $5.9 million of net unrealized gains on derivatives and $0.1 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, were consistent with the six months ended September 30, 2020.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due primarily to higher commodity prices. This was partially offset by a volume decrease due to a tight supply market as a result of decreased refinery runs and an increase in demand for exports.

Butane Derivative Loss. Our cost of butane sales during the six months ended September 30, 2021 included $15.5 million of net unrealized losses on derivatives and $6.0 million of net realized losses on derivatives. Our cost of butane sales included $8.5 million of net unrealized losses on derivatives and $2.0 million of net realized gains on derivatives during the six months ended September 30, 2020.

Butane product margins per gallon of butane sold were higher during the six months ended September 30, 2021 than during the six months ended September 30, 2020 due primarily due to a tight supply market, driven by an increase in demand for exports, which is driving favorable sales differentials.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices. This was partially offset by reduced natural gasoline volumes during the six months ended September 30, 2021 due to less natural gas production available to the rail and barge markets.

Other Products Derivatives Loss (Gain). Our derivatives of other products included $0.1 million of net unrealized gains on derivatives and $2.7 million of net realized losses on derivatives during the six months ended September 30, 2021. Our derivatives of other products during the six months ended September 30, 2020 included $0.5 million of net unrealized gains on derivatives and $0.4 million of net realized gains on derivatives.

Other product sales product margins during the six months ended September 30, 2021 increased due to an increase in biodiesel and biodiesel renewable identification number market prices, thus contributing to increased margins on these products during the six months ended September 30, 2021.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease during the six months ended September 30, 2021 decreased due to the disposition of Sawtooth in June 2021 as well as the loss of two producer services agreements.

Operating and General and Administrative Expenses. The increase during the six months ended September 30, 2021 was due to higher compensation, travel and entertainment and bad debt expense, offset by the disposition of Sawtooth in June 2021.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2021, we recorded a net loss of $60.1 million related to the sale of Sawtooth (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion) and a net loss of $11.7 million related to the sale of another terminal during the three months ended September 30, 2021. During the six months ended September 30, 2020, we recorded a net loss of less than $0.1 million related to the retirement of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2021	2020	Change
	(in thousands)
Other revenues:
Revenues	$—	$628	$(628)
Cost of sales	—	908	(908)
Loss	—	(280)	280

Expenses:
General and administrative expenses	16,075	23,194	(7,119)
Depreciation and amortization expense	3,498	1,893	1,605
Loss on disposal or impairment of assets, net	—	10,237	(10,237)
Total expenses	19,573	35,324	(15,751)
Operating loss	$(19,573)	$(35,604)	$16,031

General and Administrative Expenses. The decrease during the six months ended September 30, 2021 was due primarily to lower compensation and legal expenses. Compensation expense decreased due to lower equity-based compensation and due to the reversal of an incentive compensation accrual. Legal expense decreased due to certain claims being settled, in particular our claims related to the bankruptcy of Extraction.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2020, we recorded a net loss of $10.2 million which was due to the write-off of a loan receivable made to a third party for the construction of a natural gas liquids loading/unloading facility.

Equity in Earnings of Unconsolidated Entities

The decrease in equity in earnings of $0.1 million during the six months ended September 30, 2021 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

Interest expense includes interest charged on the ABL Facility, senior secured notes and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $44.7 million during the six months ended September 30, 2021 was primarily due to the issuance of the 2026 Senior Secured Notes which resulted in us paying a higher interest rate. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the six months ended September 30, 2021 and 2020, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding senior unsecured notes, partially offset by a loss on the early extinguishment of the Sawtooth credit agreement. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The decrease in other income, net of $0.6 million during the six months ended September 30, 2021 was due primarily to proceeds received from a litigation settlement during the six months ended September 30, 2020.

Income Tax Benefit

Income tax benefit was $0.7 million during the six months ended September 30, 2021, compared to an income tax benefit of $1.1 million during the six months ended September 30, 2020. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

The increase in noncontrolling interest income of $0.5 million during the six months ended September 30, 2021 was due primarily to higher income from certain recycling operations and water solutions operations.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(1,207)	$5,835	$(135,709)	$(29,417)
Less: Net income attributable to noncontrolling interests	(330)	(168)	(768)	(219)
Net (loss) income attributable to NGL Energy Partners LP	(1,537)	5,667	(136,477)	(29,636)
Interest expense	68,512	46,840	135,642	90,906
Income tax benefit	(235)	(827)	(685)	(1,128)
Depreciation and amortization	69,543	86,822	152,900	170,024
EBITDA	136,283	138,502	151,380	230,166
Net unrealized (gains) losses on derivatives	(18,490)	4,457	(34,754)	31,128
CMA Differential Roll net losses (gains) (1)	12,805	—	37,115	—
Inventory valuation adjustment (2)	(451)	(1,641)	767	2,179
Lower of cost or net realizable value adjustments	3,521	(1,531)	(285)	(33,534)
Loss on disposal or impairment of assets, net	13,695	6,063	81,233	19,147
Gain on early extinguishment of liabilities, net	(1,072)	(13,747)	(1,159)	(33,102)
Equity-based compensation expense (3)	(2,753)	2,256	(1,793)	4,558
Acquisition expense (4)	36	169	103	326
Other (5)	2,687	3,253	4,755	7,601
Adjusted EBITDA	$146,261	$137,781	$237,362	$228,469
Adjusted EBITDA - Discontinued Operations (6)	$—	$(190)	$—	$(484)
Adjusted EBITDA - Continuing Operations	$146,261	$137,971	$237,362	$228,953

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
(5)    Amounts for the three months and six months ended September 30, 2021 and 2020 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.
(6)    Amounts include the operations of TPSL, Gas Blending and Mid-Con.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$69,543	$86,822	$152,900	$170,024
Intangible asset amortization recorded to cost of sales	(71)	(76)	(144)	(153)
Depreciation and amortization of unconsolidated entities	(192)	(250)	(358)	(343)
Depreciation and amortization attributable to noncontrolling interests	283	973	1,267	1,927
Depreciation and amortization per unaudited condensed consolidated statements of operations	$69,563	$87,469	$153,665	$171,455

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$152,900	$170,024
Amortization of debt issuance costs recorded to interest expense	8,492	6,775
Amortization of royalty expense recorded to operating expense	123	123
Depreciation and amortization of unconsolidated entities	(358)	(343)
Depreciation and amortization attributable to noncontrolling interests	1,267	1,927
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$162,424	$178,506

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest expense per EBITDA table	$68,512	$46,840	$135,642	$90,906
Interest expense attributable to noncontrolling interests	—	13	17	26
Interest expense attributable to unconsolidated entities	(17)	(18)	(34)	(36)
Interest expense attributable to discontinued operations	—	100	—	—
Interest expense per unaudited condensed consolidated statements of operations	$68,495	$46,935	$135,625	$90,896

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended September 30,	Six Months Ended September 30,
	2020	2020
	(in thousands)
Income tax benefit	$(53)	$(53)
Inventory valuation adjustment	$(2)	$(22)
Lower of cost or net realizable value adjustments	$1	$21
Loss on disposal or impairment of assets, net	$116	$1,181

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended September 30, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$32,772	$28,231	$11,461	$(7,646)	$64,818
Depreciation and amortization	50,670	12,454	4,686	1,753	69,563
Amortization recorded to cost of sales	—	—	71	—	71
Net unrealized losses (gains) on derivatives	1,521	(7,153)	(12,858)	—	(18,490)
CMA Differential Roll net losses (gains)	—	12,805	—	—	12,805
Inventory valuation adjustment	—	—	(451)	—	(451)
Lower of cost or net realizable value adjustments	—	—	3,521	—	3,521
Loss (gain) on disposal or impairment of assets, net	1,962	(14)	11,746	—	13,694
Equity-based compensation expense	—	—	—	(2,753)	(2,753)
Acquisition expense	—	—	—	36	36
Other income, net	10	154	295	271	730
Adjusted EBITDA attributable to unconsolidated entities	716	—	(9)	(65)	642
Adjusted EBITDA attributable to noncontrolling interest	(614)	—	3	—	(611)
Other	387	2,299	—	—	2,686
Adjusted EBITDA	$87,424	$48,776	$18,465	$(8,404)	$146,261

	Three Months Ended September 30, 2020
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(13,277)	$48,239	$14,338	$(12,984)	$36,316	$—	$36,316
Depreciation and amortization	62,220	17,232	7,026	991	87,469	—	87,469
Amortization recorded to cost of sales	—	—	76	—	76	—	76
Net unrealized losses (gains) on derivatives	4,413	(3,317)	3,361	—	4,457	—	4,457
Inventory valuation adjustment	—	—	(1,639)	—	(1,639)	—	(1,639)
Lower of cost or net realizable value adjustments	—	(19)	(1,513)	—	(1,532)	—	(1,532)
Loss (gain) on disposal or impairment of assets, net	6,223	(310)	43	(2)	5,954	—	5,954
Equity-based compensation expense	—	—	—	2,256	2,256	—	2,256
Acquisition expense	1	—	—	168	169	—	169
Other income, net	2	1,175	286	122	1,585	—	1,585
Adjusted EBITDA attributable to unconsolidated entities	845	—	(13)	(65)	767	—	767
Adjusted EBITDA attributable to noncontrolling interest	(441)	—	(736)	—	(1,177)	—	(1,177)
Other	1,061	2,181	28	—	3,270	—	3,270
Discontinued operations	—	—	—	—	—	(190)	(190)
Adjusted EBITDA	$61,047	$65,181	$21,257	$(9,514)	$137,971	$(190)	$137,781

	Six Months Ended September 30, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$40,355	$16,650	$(41,948)	$(19,573)	$(4,516)
Depreciation and amortization	113,651	24,863	11,653	3,498	153,665
Amortization recorded to cost of sales	—	—	144	—	144
Net unrealized losses (gains) on derivatives	5,087	(21,607)	(18,234)	—	(34,754)
CMA Differential Roll net losses (gains)	—	37,115	—	—	37,115
Inventory valuation adjustment	—	—	767	—	767
Lower of cost or net realizable value adjustments	—	(11)	(274)	—	(285)
Loss (gain) on disposal or impairment of assets, net	9,453	(56)	71,833	—	81,230
Equity-based compensation expense	—	—	—	(1,793)	(1,793)
Acquisition expense	—	—	—	103	103
Other income, net	622	350	658	349	1,979
Adjusted EBITDA attributable to unconsolidated entities	1,175	—	(19)	(120)	1,036
Adjusted EBITDA attributable to noncontrolling interest	(1,568)	—	(526)	—	(2,094)
Other	160	4,620	(15)	—	4,765
Adjusted EBITDA	$168,935	$61,924	$24,039	$(17,536)	$237,362

	Six Months Ended September 30, 2020
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(29,324)	$71,559	$18,900	$(35,604)	$25,531	$—	$25,531
Depreciation and amortization	120,353	34,027	15,182	1,893	171,455	—	171,455
Amortization recorded to cost of sales	—	—	153	—	153	—	153
Net unrealized losses on derivatives	17,725	11,321	2,082	—	31,128	—	31,128
Inventory valuation adjustment	—	—	2,201	—	2,201	—	2,201
Lower of cost or net realizable value adjustments	—	(29,079)	(4,476)	—	(33,555)	—	(33,555)
Loss on disposal or impairment of assets, net	6,552	1,140	47	10,237	17,976	—	17,976
Equity-based compensation expense	—	—	—	4,558	4,558	—	4,558
Acquisition expense	13	—	—	313	326	—	326
Other income, net	258	1,513	663	186	2,620	—	2,620
Adjusted EBITDA attributable to unconsolidated entities	1,310	—	(14)	(127)	1,169	—	1,169
Adjusted EBITDA attributable to noncontrolling interest	(928)	—	(1,272)	—	(2,200)	—	(2,200)
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	2,014	5,554	50	—	7,618	—	7,618
Discontinued operations	—	—	—	—	—	(484)	(484)
Adjusted EBITDA	$117,973	$96,035	$33,489	$(18,544)	$228,953	$(484)	$228,469

(1)    Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our ABL Facility, debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities.

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

As of September 30, 2021, our current assets exceeded our current liabilities by approximately $287.4 million.

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

Repurchases

During the three months ended September 30, 2021, we repurchased $17.1 million of the 2023 Notes and $6.0 million of the 2026 Notes.

Other Long-term Debt

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

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and linefill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated.

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended September 30,
2021	$20,388	$16,979	$—	$119
2020	$17,588	$6,830	$—	$607

Six Months Ended September 30,
2021	$44,523	$24,724	$—	$235
2020	$38,358	$15,998	$—	$607

(1)    There were no acquisitions during the three months or six months ended September 30, 2021 or 2020.
(2)    Amounts for the three months and six months ended September 30, 2021 and 2020 relate to contributions made to unconsolidated entities.

Capital expenditures for the fiscal year ending March 31, 2022 are expected to be approximately $115 million.

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

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Six Months Ended September 30,
Cash Flows Provided by (Used in):	2021	2020
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$151,504	$174,026
Changes in operating assets and liabilities	(159,349)	(28,775)
Operating activities-continuing operations	$(7,845)	$145,251
Investing activities-continuing operations	$(75,129)	$(153,548)
Financing activities-continuing operations	$83,676	$4,096

Operating Activities-Continuing Operations. The seasonality of our Liquids Logistics business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending

September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash provided by operating activities during the six months ended September 30, 2021 was due primarily to fluctuations in the value of accounts receivable and accounts payable during the six months ended September 30, 2021.

Investing Activities-Continuing Operations. Net cash used in investing activities was $75.1 million during the six months ended September 30, 2021, compared to net cash used in investing activities of $153.5 million during the six months ended September 30, 2020. The decrease in net cash used in investing activities was due primarily to:

•net proceeds (gross cash proceeds less the amount of cash sold, excluding accrued expenses) of $63.5 million from the sale of our interest in Sawtooth in June 2021 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report); and
•a decrease in capital expenditures from $132.3 million (includes payment of amounts accrued as of March 31, 2020) during the six months ended September 30, 2020 to $77.8 million (includes payment of amounts accrued as of March 31, 2021) during the six months ended September 30, 2021 due primarily to fewer expansion projects in our Water Solutions segment.

These decreases in net cash used in investing activities were partially offset by a $43.6 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $83.7 million during the six months ended September 30, 2021, compared to net cash provided by financing activities of $4.1 million during the six months ended September 30, 2020. The increase in net cash provided by financing activities was due primarily to:

•a decrease of $83.6 million in distributions paid to our general partners and common unitholders, preferred unitholders and noncontrolling interest owners during the six months ended September 30, 2021 due primarily to the reduction and subsequent suspension of the quarterly common unit and preferred unit distributions; and
•$77.6 million in contingent consideration payments during the six months ended September 30, 2020 due to installment payments related to the Mesquite Disposals Unlimited, LLC acquisition.

These increases in net cash provided by financing activities were partially offset by a decrease of $90.5 million in borrowings on the revolving credit facilities (net of repayments) during the six months ended September 30, 2021.

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

Balance sheet information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	September 30, 2021	March 31, 2021
	(in thousands)
ASSETS:
Current assets	$1,337,589	$1,002,708
Noncurrent assets (1)(2)	$4,616,481	$4,743,874
LIABILITIES AND EQUITY (3):
Current liabilities	$1,050,111	$906,512
Noncurrent liabilities	$3,614,635	$3,524,664
Class D Preferred Units	$551,097	$551,097

(1)    Excludes $0.7 million of net intercompany payables and $50.9 million of net intercompany receivables due from/to NGL Energy Partners LP (parent) and the Guarantor Subsidiaries to/from the non-guarantor subsidiaries at September 30, 2021 and March 31, 2021, respectively.
(2)    Includes $1.9 billion and $1.9 billion of goodwill and intangible assets at September 30, 2021 and March 31, 2021, respectively.
(3)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries for either period presented.

Statements of operations information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	Six Months Ended September 30, 2021	Twelve Months Ended March 31, 2021
	(in thousands)
Revenues	$3,240,567	$5,214,499
Operating loss	$(3,491)	$(390,210)
Loss from continuing operations	$(135,141)	$(636,626)
Net loss (1)	$(135,141)	$(638,395)
Loss from continuing operations allocated to common unitholders	$(186,560)	$(729,891)

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate). At September 30, 2021, we had $146.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 4.89%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at September 30, 2021.

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

The following table summarizes the hypothetical impact on the September 30, 2021 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(337)
Crude oil (Crude Oil Logistics segment)	$(7,449)
Propane (Liquids Logistics segment)	$6,893
Butane (Liquids Logistics segment)	$(5,238)
Refined Products (Liquids Logistics segment)	$(3,601)
Other Products (Liquids Logistics segment)	$31,114
Canadian dollars (Liquids Logistics segment)	$80

Changes in commodity prices may also impact the volumes that we are able to transport, dispose, store and market, which also impact our cash flows.

Credit Risk

Our operations are also subject to credit risk, which is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing credit risk are specified in our credit policy. Credit risk is monitored daily and we believe we minimize exposure through the following:

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

At September 30, 2021, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2021. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of September 30, 2021, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1*	First Amendment to Credit Agreement
22.1*	List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and March 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and six months ended September 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and six months ended September 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 9, 2021		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 9, 2021		By:	/s/ Linda J. Bridges
Linda J. Bridges
Chief Financial Officer