Form 10-Q
period 2021-12-31
NGL Energy Partners LP
filed 2022-02-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

At February 4, 2022, there were 129,984,138 common units issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2021	March 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,456	$4,829
Accounts receivable-trade, net of allowance for expected credit losses of $2,227 and $2,192, respectively	1,042,641	725,943
Accounts receivable-affiliates	8,824	9,435
Inventories	333,923	158,467
Prepaid expenses and other current assets	131,696	109,164
Total current assets	1,522,540	1,007,838
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $887,840 and $776,279, respectively	2,483,876	2,706,853
GOODWILL	744,439	744,439
INTANGIBLE ASSETS, net of accumulated amortization of $546,221 and $517,518, respectively	1,152,198	1,262,613
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,263	22,719
OPERATING LEASE RIGHT-OF-USE ASSETS	122,976	152,146
OTHER NONCURRENT ASSETS	47,479	50,733
Total assets	$6,094,771	$5,947,341
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$973,471	$679,868
Accounts payable-affiliates	260	119
Accrued expenses and other payables	165,031	170,400
Advance payments received from customers	16,240	11,163
Current maturities of long-term debt	2,328	2,183
Operating lease obligations	43,822	47,070
Total current liabilities	1,201,152	910,803
LONG-TERM DEBT, net of debt issuance costs of $46,156 and $55,555, respectively, and current maturities	3,411,757	3,319,030
OPERATING LEASE OBLIGATIONS	78,628	103,637
OTHER NONCURRENT LIABILITIES	108,422	114,615
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 130,114 and 129,724 notional units, respectively	(52,422)	(52,189)
Limited partners, representing a 99.9% interest, 129,984,138 and 129,593,939 common units issued and outstanding, respectively	430,358	582,784
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(314)	(266)
Noncontrolling interests	17,734	69,471
Total equity	743,715	948,159
Total liabilities and equity	$6,094,771	$5,947,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
REVENUES:
Water Solutions	$130,653	$98,925	$397,089	$275,668
Crude Oil Logistics	607,203	485,289	1,715,657	1,228,169
Liquids Logistics	1,434,020	877,491	3,301,922	1,969,813
Other	—	314	—	942
Total Revenues	2,171,876	1,462,019	5,414,668	3,474,592
COST OF SALES:
Water Solutions	5,030	3,280	21,791	8,559
Crude Oil Logistics	556,531	448,933	1,591,877	1,053,261
Liquids Logistics	1,388,760	826,211	3,187,039	1,857,633
Other	—	455	—	1,363
Total Cost of Sales	1,950,321	1,278,879	4,800,707	2,920,816
OPERATING COSTS AND EXPENSES:
Operating	72,807	61,427	207,610	182,468
General and administrative	18,925	16,044	46,149	50,677
Depreciation and amortization	68,480	78,200	222,145	249,655
Loss on disposal or impairment of assets, net	12,233	373,776	93,463	391,752
Operating Income (Loss)	49,110	(346,307)	44,594	(320,776)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	119	344	765	1,134
Interest expense	(68,379)	(47,252)	(204,004)	(138,148)
Gain on early extinguishment of liabilities, net	9	11,190	1,131	44,292
Other income, net	24	440	2,003	3,060
Loss From Continuing Operations Before Income Taxes	(19,117)	(381,585)	(155,511)	(410,438)
INCOME TAX BENEFIT	135	1,162	820	2,237
Loss From Continuing Operations	(18,982)	(380,423)	(154,691)	(408,201)
Loss From Discontinued Operations, net of Tax	—	(107)	—	(1,746)
Net Loss	(18,982)	(380,530)	(154,691)	(409,947)
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	63	34	(705)	(185)
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(18,919)	$(380,496)	$(155,396)	$(410,132)
NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(45,233)	$(403,755)	$(232,361)	$(477,503)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$—	$(107)	$—	$(1,744)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(45,233)	$(403,862)	$(232,361)	$(479,247)
BASIC LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.35)	$(3.13)	$(1.79)	$(3.71)
Loss From Discontinued Operations, net of Tax	$—	$—	$—	$(0.01)
Net Loss	$(0.35)	$(3.13)	$(1.79)	$(3.72)
DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.35)	$(3.13)	$(1.79)	$(3.71)
Loss From Discontinued Operations, net of Tax	$—	$—	$—	$(0.01)
Net Loss	$(0.35)	$(3.13)	$(1.79)	$(3.72)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,810,245	128,991,414	129,666,303	128,845,214
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,810,245	128,991,414	129,666,303	128,845,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(18,982)	$(380,530)	$(154,691)	$(409,947)
Other comprehensive (loss) income	(4)	41	(48)	119
Comprehensive loss	$(18,986)	$(380,489)	$(154,739)	$(409,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Nine Months Ended December 31, 2021
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2021	$(52,189)	14,385,642	$348,359	129,593,939	$582,784	$(266)	$69,471	$948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(444)	(444)
Sawtooth joint venture disposition (Note 15)	—	—	—	—	—	—	(51,097)	(51,097)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	960	—	—	960
Net (loss) income	(159)	—	—	—	(134,781)	—	438	(134,502)
Other comprehensive income	—	—	—	—	—	8	—	8
BALANCES AT JUNE 30, 2021	(52,348)	14,385,642	348,359	129,593,939	448,963	(258)	18,368	763,084
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(513)	(513)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	1,048	—	—	1,048
Net (loss) income	(27)	—	—	—	(1,510)	—	330	(1,207)
Other comprehensive loss	—	—	—	—	—	(52)	—	(52)
BALANCES AT SEPTEMBER 30, 2021	(52,375)	14,385,642	348,359	129,593,939	448,501	(310)	18,185	762,360
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(388)	(388)
Common unit repurchases and cancellations (Note 8)	—	—	—	(8,901)	(20)	—	—	(20)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	399,100	749	—	—	749
Net loss	(47)	—	—	—	(18,872)	—	(63)	(18,982)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
BALANCES AT DECEMBER 31, 2021	$(52,422)	14,385,642	$348,359	129,984,138	$430,358	$(314)	$17,734	$743,715

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Nine Months Ended December 31, 2020
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2020	$(51,390)	14,385,642	$348,359	128,771,715	$1,366,152	$(385)	$72,954	$1,735,690
Distributions to general and common unit partners and preferred unitholders	(26)	—	—	—	(47,652)	—	—	(47,678)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(2,257)	(2,257)
Equity issued pursuant to incentive compensation plan	—	—	—	—	1,349	—	—	1,349
Net (loss) income	(57)	—	—	—	(35,246)	—	51	(35,252)
Other comprehensive income	—	—	—	—	—	44	—	44
Cumulative effect adjustment for adoption of ASU 2016-13	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCES AT JUNE 30, 2020	(51,474)	14,385,642	348,359	128,771,715	1,283,491	(341)	70,748	1,650,783
Distributions to general and common unit partners and preferred unitholders	(26)	—	—	—	(47,808)	—	—	(47,834)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(598)	(598)
Equity issued pursuant to incentive compensation plan	—	—	—	—	1,308	—	—	1,308
Net (loss) income	(18)	—	—	—	5,685	—	168	5,835
Other comprehensive income	—	—	—	—	—	34	—	34
BALANCES AT SEPTEMBER 30, 2020	(51,518)	14,385,642	348,359	128,771,715	1,242,676	(307)	70,318	1,609,528
Distributions to general and common unit partners and preferred unitholders	(13)	—	—	—	(36,647)	—	—	(36,660)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(842)	(842)
Common unit repurchases and cancellations	—	—	—	(50,155)	(134)	—	—	(134)
Equity issued pursuant to incentive compensation plan	—	—	—	446,475	1,170	—	—	1,170
Net loss	(404)	—	—	—	(380,092)	—	(34)	(380,530)
Other comprehensive income	—	—	—	—	—	41	—	41
BALANCES AT DECEMBER 31, 2020	$(51,935)	14,385,642	$348,359	129,168,035	$826,973	$(266)	$69,442	$1,192,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(154,691)	$(409,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	1,746
Depreciation and amortization, including amortization of debt issuance costs	235,357	260,054
Gain on early extinguishment of liabilities, net	(1,131)	(44,292)
Non-cash equity-based compensation expense	(1,044)	5,678
Loss on disposal or impairment of assets, net	93,463	391,752
Change in provision for expected credit losses	88	5,693
Net adjustments to fair value of commodity derivatives	42,875	55,162
Equity in earnings of unconsolidated entities	(765)	(1,134)
Distributions of earnings from unconsolidated entities	2,178	3,355
Lower of cost or net realizable value adjustments	6,534	754
Other	1,593	1,405
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(316,477)	(42,759)
Inventories	(194,053)	(100,806)
Other current and noncurrent assets	33,792	34,454
Accounts payable-trade and affiliates	294,230	97,842
Other current and noncurrent liabilities	(15,038)	(71,643)
Net cash provided by operating activities-continuing operations	26,911	187,314
Net cash used in operating activities-discontinued operations	—	(1,714)
Net cash provided by operating activities	26,911	185,600
INVESTING ACTIVITIES:
Capital expenditures	(107,480)	(151,644)
Net settlements of commodity derivatives	(60,972)	(40,815)
Proceeds from sales of assets	8,419	42,121
Proceeds from divestitures of businesses and investments, net	63,489	—
Investments in unconsolidated entities	(350)	(638)
Distributions of capital from unconsolidated entities	393	10
Net cash used in investing activities	(96,501)	(150,966)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	1,342,000	1,016,000
Payments on revolving credit facilities	(1,190,000)	(805,000)
Issuance of term credit agreement	—	250,000
Repayment of term credit agreement	—	(250,000)
Repayment and repurchase of senior unsecured notes	(60,149)	(75,081)
Proceeds from borrowings on other long-term debt	—	48,750
Payments on other long-term debt	(6,772)	(5,013)
Debt issuance costs	(12,503)	(10,145)
Distributions to general and common unit partners and preferred unitholders	—	(118,358)
Distributions to noncontrolling interest owners	(1,345)	(3,697)
Common unit repurchases and cancellations	(20)	(134)
Payments to settle contingent consideration liabilities	(994)	(95,437)
Net cash provided by (used in) financing activities	70,217	(48,115)
Net increase (decrease) in cash and cash equivalents	627	(13,481)
Cash and cash equivalents, beginning of period	4,829	22,704
Cash and cash equivalents, end of period	$5,456	$9,223
Supplemental cash flow information:
Cash interest paid	$162,053	$145,375
Income taxes paid (net of income tax refunds)	$1,896	$2,232
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$—	$21,976
Accrued capital expenditures	$9,949	$3,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2021, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 24 company-owned terminals, third-party storage and terminal facilities, common carrier pipelines and a fleet of leased railcars. We also provide marine exports of butane through our facility located in Chesapeake, Virginia.

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

We have a deferred tax liability of $43.7 million and $45.8 million at December 31, 2021 and March 31, 2021, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the nine months ended December 31, 2021 was $2.0 million with an effective tax rate of 22.9%. The deferred tax benefit recorded during the nine months ended December 31, 2020 was $3.0 million with an effective tax rate of 23.9%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no material uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2021 or March 31, 2021.

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

Inventories consist of the following at the dates indicated:

	December 31, 2021	March 31, 2021
	(in thousands)
Propane	$144,836	$45,521
Crude oil	92,842	64,916
Butane	56,287	19,189
Biodiesel	22,655	16,169
Ethanol	5,009	3,056
Diesel	3,100	2,252
Other	9,194	7,364
Total	$333,923	$158,467

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	December 31, 2021	March 31, 2021
			(in thousands)
Water services and land company	Water Solutions	50%	$15,184	$15,832
Water services and land company	Water Solutions	50%	2,097	2,284
Water services and land company	Water Solutions	10%	2,837	3,254
Aircraft company (1)	Corporate and Other	50%	586	748
Water services company	Water Solutions	50%	414	424
Natural gas liquids terminal company	Liquids Logistics	50%	145	177
Total			$21,263	$22,719

(1)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2021	March 31, 2021
	(in thousands)
Loan receivable (1)	$3,100	$2,962
Linefill (2)	28,065	28,110
Minimum shipping fees - pipeline commitments (3)	9,967	13,171
Other	6,347	6,490
Total	$47,479	$50,733

(1)    Represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party.
(2)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2021 and March 31, 2021, linefill consisted of 423,978 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 7). As of December 31, 2021, the deficiency credit was $14.2 million, of which $4.2 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2021	March 31, 2021
	(in thousands)
Accrued interest	$85,383	$56,299
Derivative liabilities	20,278	21,562
Accrued compensation and benefits	16,300	41,456
Excise and other tax liabilities	7,928	10,970
Product exchange liabilities	12,185	1,188
Other	22,957	38,925
Total	$165,031	$170,400

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in Accounting Standards Codification (“ASC”) 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted earnings per share calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under our Class D Preferred Unit (as defined in Note 8) agreement, we are permitted to issue common units to redeem a portion of the outstanding Class D Preferred Units. Using the if-converted method, we expect, when the guidance is adopted, our calculation of earnings per unit to be impacted by both an increase in the number of diluted weighted average common units outstanding and a decrease in the amount of Class D Preferred Unit distributions, when they are determined to be dilutive. We do not expect any other provision within this guidance to have an impact on our financial position, results of operations or cash flows related to any debt or preferred units issued prior to adoption, which will be on April 1, 2022.

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

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Weighted average common units outstanding during the period:
Common units - Basic	129,810,245	128,991,414	129,666,303	128,845,214
Common units - Diluted	129,810,245	128,991,414	129,666,303	128,845,214

For the three months and nine months ended December 31, 2021 and 2020, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands, except unit and per unit amounts)
Loss from continuing operations	$(18,982)	$(380,423)	$(154,691)	$(408,201)
Less: Continuing operations loss (income) attributable to noncontrolling interests	63	34	(705)	(185)
Net loss from continuing operations attributable to NGL Energy Partners LP	(18,919)	(380,389)	(155,396)	(408,386)
Less: Distributions to preferred unitholders (1)	(26,361)	(23,770)	(77,198)	(69,594)
Less: Continuing operations net loss allocated to general partner (2)	47	404	233	477
Net loss from continuing operations allocated to common unitholders	$(45,233)	$(403,755)	$(232,361)	$(477,503)

Loss from discontinued operations, net of tax	$—	$(107)	$—	$(1,746)
Less: Discontinued operations loss allocated to general partner (2)	—	—	—	2
Net loss from discontinued operations allocated to common unitholders	$—	$(107)	$—	$(1,744)

Net loss allocated to common unitholders	$(45,233)	$(403,862)	$(232,361)	$(479,247)

Basic loss per common unit
Loss from continuing operations	$(0.35)	$(3.13)	$(1.79)	$(3.71)
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.01)
Net loss	$(0.35)	$(3.13)	$(1.79)	$(3.72)
Diluted loss per common unit
Loss from continuing operations	$(0.35)	$(3.13)	$(1.79)	$(3.71)
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.01)
Net loss	$(0.35)	$(3.13)	$(1.79)	$(3.72)
Basic weighted average common units outstanding	129,810,245	128,991,414	129,666,303	128,845,214
Diluted weighted average common units outstanding	129,810,245	128,991,414	129,666,303	128,845,214

(1)    Includes cumulative distributions for the three months and nine months ended December 31, 2021, which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			December 31, 2021	March 31, 2021
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$165,986	$319,554
Pipeline and related facilities	30	-	40	264,606	264,405
Vehicles and railcars	3	-	25	124,784	126,088
Water treatment facilities and equipment	3	-	30	2,047,382	1,930,437
Crude oil tanks and related equipment	2	-	30	236,190	238,924
Barges and towboats	5	-	30	138,006	137,386
Information technology equipment	3	-	7	47,087	50,220
Buildings and leasehold improvements	3	-	40	153,584	165,679
Land				100,214	100,352
Tank bottoms and linefill (1)				30,294	20,237
Other	3	-	20	15,290	15,054
Construction in progress				48,293	114,796
				3,371,716	3,483,132
Accumulated depreciation				(887,840)	(776,279)
Net property, plant and equipment				$2,483,876	$2,706,853

(1)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Depreciation expense	$48,404	$45,139	$156,855	$145,152
Capitalized interest expense	$149	$450	$805	$2,563

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statements of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Water Solutions	$13,238	$(17,877)	$22,023	$(11,137)
Crude Oil Logistics	2,245	(72)	2,189	1,772
Liquids Logistics	(3)	(43)	11,750	4
Corporate and Other	—	1	—	(1)
Total	$15,480	$(17,991)	$35,962	$(9,362)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

				December 31, 2021			March 31, 2021
Description	Amortizable Lives			Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)			(in thousands)
Amortizable:
Customer relationships	5	-	25	$1,241,463	$(462,846)	$778,617	$1,318,638	$(450,639)	$867,999
Customer commitments	25			192,000	(19,200)	172,800	192,000	(13,440)	178,560
Pipeline capacity rights	30			7,799	(2,101)	5,698	7,799	(1,907)	5,892
Rights-of-way and easements	1	-	45	91,535	(11,624)	79,911	90,703	(9,270)	81,433
Water rights	13	-	30	100,369	(19,017)	81,352	100,369	(14,454)	85,915
Executory contracts and other agreements	1	-	35	36,249	(21,436)	14,813	48,709	(21,300)	27,409
Non-compete agreements	4	-	5	7,000	(6,063)	937	12,100	(6,102)	5,998
Debt issuance costs (1)	5			21,749	(3,934)	17,815	9,558	(406)	9,152
Total amortizable				1,698,164	(546,221)	1,151,943	1,779,876	(517,518)	1,262,358
Non-amortizable:
Trade names				255	—	255	255	—	255
Total				$1,698,419	$(546,221)	$1,152,198	$1,780,131	$(517,518)	$1,262,613

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein) and the Sawtooth (as defined herein) credit agreement. Debt issuance costs related to the fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

On June 18, 2021, the Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth (see Note 15). We wrote off $0.1 million of debt issuance costs related to the Sawtooth credit agreement. The loss is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

The weighted-average remaining amortization period for intangible assets is approximately 20.5 years.

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2021	2020	2021	2020
	(in thousands)
Depreciation and amortization	$20,076	$33,061	$65,290	$104,503
Cost of sales	69	77	213	230
Interest expense	1,283	1,595	3,658	4,687
Operating expenses	62	62	185	185
Total	$21,490	$34,795	$69,346	$109,605

Expected amortization of our intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2022 (three months)	$20,680
2023	81,315
2024	74,975
2025	67,405
2026	64,502
2027	60,185
Thereafter	782,881
Total	$1,151,943

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2021			March 31, 2021
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(37,491)	$2,012,509	$2,050,000	$(44,246)	$2,005,754
Asset-based revolving credit facility (“ABL Facility”)	156,000	—	156,000	4,000	—	4,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	499,496	(2,276)	497,220	555,251	(3,564)	551,687
6.125% Notes due 2025 (“2025 Notes”)	380,020	(2,666)	377,354	380,020	(3,297)	376,723
7.500% Notes due 2026 (“2026 Notes”)	332,402	(3,661)	328,741	338,402	(4,378)	334,024
Other long-term debt	42,323	(62)	42,261	49,095	(70)	49,025
	3,460,241	(46,156)	3,414,085	3,376,768	(55,555)	3,321,213
Less: Current maturities	2,328	—	2,328	2,183	—	2,183
Long-term debt	$3,457,913	$(46,156)	$3,411,757	$3,374,585	$(55,555)	$3,319,030

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

The 2026 Senior Secured Notes are secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets.

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

Compliance

At December 31, 2021, we were in compliance with the covenants under the 2026 Senior Secured Notes indenture.

ABL Facility

The $500.0 million ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial borrowing base was $500.0 million and the sub-limit for letters of credit is $200.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on our all of our other assets. At December 31, 2021, we had letters of credit outstanding of approximately $167.0 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

All borrowings under the ABL Facility bear interest, at our option, at either (i) an alternate base rate plus a margin of 2.00% per year or (ii) an adjusted LIBOR rate plus a margin of 3.00% per year. At December 31, 2021, the borrowings under the ABL Facility had a weighted average interest rate of 4.24%, calculated as the alternate base rate of 3.25% plus a margin of 2.00% on the alternate base rate borrowings and weighted average LIBOR rate of 0.50% plus a margin of 3.00% for the LIBOR borrowings. On December 31, 2021, the interest rate in effect on letters of credit was 3.00%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a minimum fixed charge coverage ratio financial covenant that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At December 31, 2021, no Cash Dominion Event had occurred.

Compliance

At December 31, 2021, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2021	2021
	(in thousands)
2023 Notes
Notes repurchased	$20,000	$55,755
Cash paid (excluding payments of accrued interest)	$19,900	$54,829
Gain on early extinguishment of debt (1)	$9	$636

2026 Notes
Notes repurchased	$—	$6,000
Cash paid (excluding payments of accrued interest)	$—	$5,320
Gain on early extinguishment of debt (2)	$—	$610

(1)    Gain on early extinguishment of debt for the three months and nine months ended December 31, 2021 is inclusive of the write-off of debt issuance costs of $0.1 million and $0.3 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statements of operations.
(2)    Gain on early extinguishment of debt for the nine months ended December 31, 2021 is inclusive of the write-off of debt issuance costs of $0.1 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statements of operations.

Compliance

At December 31, 2021, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Other Long-term Debt

The Sawtooth Caverns, LLC (“Sawtooth”) credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth on June 18, 2021 (see Note 15).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $42.3 million at December 31, 2021. The loan matures on November 1, 2027.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2021:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2022 (three months)	$—	$—	$—	$410	$410
2023	—	—	—	2,585	2,585
2024	—	—	499,496	2,816	502,312
2025	—	—	380,020	3,068	383,088
2026	2,050,000	156,000	—	3,343	2,209,343
2027	—	—	332,402	3,642	336,044
Thereafter	—	—	—	26,459	26,459
Total	$2,050,000	$156,000	$1,211,918	$42,323	$3,460,241

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $3.0 million and $1.6 million during the three months ended December 31, 2021 and 2020, respectively, and $9.2 million and $5.3 million during the nine months ended December 31, 2021 and 2020, respectively.

Expected amortization of debt issuance costs is as follows (in thousands):

Fiscal Year Ending March 31,
2022 (three months)	$3,030
2023	12,120
2024	11,607
2025	10,812
2026	8,535
2027	46
Thereafter	6
Total	$46,156

Note 7—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (the “December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

claim of quantum meruit damages. The date for a new trial, to be limited to the quantum meruit claim, has been set by the trial court for November 7, 2022. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our general partner once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of December 31, 2021, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At December 31, 2021, we have an environmental liability, measured on an undiscounted basis, of $1.4 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Balance at March 31, 2021	$28,079
Liabilities incurred	1,813
Liabilities associated with disposed assets (1)	(1,633)
Accretion expense	1,272
Balance at December 31, 2021	$29,531

(1)    Relates primarily to the disposition of Sawtooth (see Note 15).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at December 31, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (three months)	$8,708
2023	35,314
2024	35,410
2025	30,897
Total	$110,329

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At December 31, 2021, we had the following commodity purchase commitments (in thousands):

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Purchase Commitments:
2022 (three months)	$128,709	1,818	$12,646	14,472
2023	—	—	6,278	7,812
2024	—	—	4,588	6,048
Total	$128,709	1,818	$23,512	28,332

Index-Price Commodity Purchase Commitments:
2022 (three months)	$1,146,503	15,880	$437,705	367,994
2023	2,506,678	37,234	30,002	30,206
2024	1,823,070	29,473	15,619	25,200
2025	1,345,043	22,775	—	—
2026	570,834	10,411	—	—
Total	$7,392,128	115,773	$483,326	423,400

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At December 31, 2021, we had the following commodity sale commitments (in thousands):

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
Fixed-Price Commodity Sale Commitments:
2022 (three months)	$126,951	1,798	$112,214	94,382
2023	—	—	28,853	30,897
2024	—	—	7,844	9,693
2025	—	—	46	50
Total	$126,951	1,798	$148,957	135,022

Index-Price Commodity Sale Commitments:
2022 (three months)	$1,049,611	13,910	$510,948	363,161
2023	1,120,340	15,797	31,109	23,416
2024	669,274	10,248	—	—
2025	632,963	10,220	—	—
2026	23,617	389	—	—
Total	$3,495,805	50,564	$542,057	386,577

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $33.5 million of our prepaid expenses and other current assets and $19.3 million of our accrued expenses and other payables at December 31, 2021.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at December 31, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (three months)	$2,429
2023	7,240
2024	5,786
2025	1,183
2026	1,164
2027	1,156
Thereafter	5,396
Total	$24,354

As part of the acquisition of Hillstone Environmental Partners, LLC, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months and nine months ended December 31, 2021, we recorded $0.6 million and $1.7 million, respectively, and for the three months and nine months ended December 31, 2020, we recorded $0.6 million and $2.0 million, respectively, within operating expense in our unaudited condensed consolidated statements of operations. At December 31, 2021, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $3.2 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts and obligations. At December 31, 2021, we owned 8.69% of our general partner.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units during the nine months ended December 31, 2021, we issued 390 notional units to our general partner for less than $0.1 million in order to maintain its 0.1% interest in us.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our general partner authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021, from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan and this plan has expired.

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

Class B Preferred Units

As of December 31, 2021, there were 12,585,642 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). For the quarter ended December 31, 2021, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for December 31, 2021 is $0.5625 and the cumulative distribution since suspension for each Class B Preferred Unit is $2.25. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of December 31, 2021 is $29.2 million.

Class C Preferred Units

As of December 31, 2021, there were 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended December 31, 2021, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for December 31, 2021 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $2.4062. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of December 31, 2021 is $4.5 million.

Class D Preferred Units

As of December 31, 2021, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per every $1,000 in unit value per year), plus an additional 1.5% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as defined within the amended and restated limited partnership agreement. For the quarter ended December 31, 2021, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at December 31, 2021 is $27.32 and the average cumulative distribution since suspension for each Class D Preferred unit is $107.96. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of December 31, 2021 is $67.3 million.

Equity-Based Incentive Compensation

Our general partner adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. Our general partner granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients through the vesting date (the “Service Awards”). The Service Awards may also vest upon a change of control, at the discretion of the board of directors of our general partner. No distributions accrue to or are paid on the Service Awards during the vesting period. The LTIP expired on May 10, 2021.

The following table summarizes the Service Award activity during the nine months ended December 31, 2021:

Unvested Service Award units at March 31, 2021	446,975
Units granted	3,294,750
Units vested and issued	(399,100)
Units forfeited	(331,075)
Unvested Service Award units at December 31, 2021	3,011,550

In connection with the vesting of certain Service Award units during the nine months ended December 31, 2021, we canceled 8,901 of the newly-vested common units in satisfaction of less than $0.1 million of employee tax liability paid by us. Pursuant to the expiration of the LTIP discussed below, those canceled units are not available for future grants.

The following table summarizes the scheduled vesting of our unvested Service Award units at December 31, 2021:

Fiscal Year Ending March 31,
2022 (three months)	752,700
2023	1,505,775
2024	753,075
Total	3,011,550

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. The weighted-average grant price for the nine months ended December 31, 2021 was $2.15 per Service Award. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

During the three months ended December 31, 2021 and 2020, we recorded compensation expense related to Service Award units of $0.7 million and $1.2 million, respectively. During the nine months ended December 31, 2021 and 2020, we recorded compensation expense related to Service Award units of $2.8 million and $3.8 million, respectively.

The following table summarizes the estimated future expense we expect to record on the unvested Service Award units at December 31, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (three months)	$523
2023	3,222
2024	1,348
Total	$5,093

As the LTIP expired on May 10, 2021, we have no common units available for grant and any current unvested Service Awards that are forfeited, canceled or expired will not be available for future grants.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2021		March 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$39,882	$(13,497)	$12,312	$(17,857)
Level 2 measurements	33,588	(20,417)	37,520	(24,474)
	73,470	(33,914)	49,832	(42,331)

Netting of counterparty contracts (1)	(13,550)	13,550	(12,648)	12,648
Net cash collateral (held) provided	(5,755)	—	2,660	5,543
Commodity derivatives	$54,165	$(20,364)	$39,844	$(24,140)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2021	March 31, 2021
	(in thousands)
Prepaid expenses and other current assets	$54,165	$39,844
Accrued expenses and other payables	(20,278)	(21,562)
Other noncurrent liabilities	(86)	(2,578)
Net commodity derivative asset	$33,801	$15,704

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2021:
Crude oil fixed-price (1)	January 2022–December 2023	(1,030)	$27,054
Propane fixed-price (1)	January 2022–December 2023	6	6,145
Refined products fixed-price (1)	January 2022–December 2022	(278)	(2,084)
Butane fixed-price (1)	January 2022–December 2023	(446)	(5,273)
Other	January 2022–December 2022		13,714
			39,556
Net cash collateral held			(5,755)
Net commodity derivative asset			$33,801

At March 31, 2021:
Crude oil fixed-price (1)	April 2021–December 2023	(1,850)	$(5,414)
Propane fixed-price (1)	April 2021–December 2023	(195)	2,188
Refined products fixed-price (1)	April 2021–January 2022	(503)	1,928
Butane fixed-price (1)	April 2021–March 2022	(753)	(3,764)
Other	April 2021–June 2022		12,563
			7,501
Net cash collateral provided			8,203
Net commodity derivative asset			$15,704

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended December 31, 2021 and 2020, we recorded net losses of $2.2 million and $24.6 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the nine months ended December 31, 2021 and 2020, we recorded net losses of $42.9 million and $55.2 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. The amounts for the three months and nine months ended December 31, 2020 do not include net gains and losses related to Mid-Con (as defined herein) and Gas Blending (as defined herein), as these amounts have been classified as discontinued operations within our unaudited condensed consolidated statements of operations (see Note 16).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2021, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate). At December 31, 2021, we had $156.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 4.24%.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2021 (in thousands):

Senior Secured Notes:
2026 Senior Secured Notes	$2,109,826
Senior Unsecured Notes:
2023 Notes	$514,734
2025 Notes	$327,134
2026 Notes	$285,312

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
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$102,917	$82,008	$303,106	$239,390
Sale of recovered crude oil	17,865	6,778	48,848	16,532
Sale of water	6,842	6,386	31,694	10,267
Other service revenues	3,029	3,753	13,441	9,479
Total Water Solutions revenues	130,653	98,925	397,089	275,668
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	588,729	455,790	1,660,225	1,104,692
Crude oil transportation and other	18,826	28,407	56,088	118,615
Non-Topic 606 revenues	2,153	2,919	6,518	9,193
Elimination of intersegment sales	(2,505)	(1,827)	(7,174)	(4,331)
Total Crude Oil Logistics revenues	607,203	485,289	1,715,657	1,228,169
Liquids Logistics:
Topic 606 revenues
Refined products sales	503,348	286,640	1,340,725	785,968
Propane sales	396,457	276,459	776,157	534,525
Butane sales	296,481	191,710	582,358	336,827
Other product sales	155,556	99,624	409,452	238,377
Service revenues	361	4,685	8,849	17,710
Non-Topic 606 revenues	81,817	20,302	185,705	59,816
Elimination of intersegment sales	—	(1,929)	(1,324)	(3,410)
Total Liquids Logistics revenues	1,434,020	877,491	3,301,922	1,969,813
Corporate and Other:
Non-Topic 606 revenues	—	314	—	942
Total Corporate and Other revenues	—	314	—	942
Total	$2,171,876	$1,462,019	$5,414,668	$3,474,592

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Depreciation and Amortization:
Water Solutions	$50,877	$53,388	$164,651	$173,865
Crude Oil Logistics	12,166	16,513	37,029	50,540
Liquids Logistics	3,824	7,071	15,627	22,406
Corporate and Other	6,066	4,576	18,050	13,243
Total	$72,933	$81,548	$235,357	$260,054

Operating Income (Loss):
Water Solutions	$19,851	$15,821	$60,206	$(13,503)
Crude Oil Logistics	21,291	(382,192)	37,941	(310,633)
Liquids Logistics	23,158	32,438	(18,790)	51,338
Corporate and Other	(15,190)	(12,374)	(34,763)	(47,978)
Total	$49,110	$(346,307)	$44,594	$(320,776)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Water Solutions	$21,254	$5,177	$81,807	$38,139
Crude Oil Logistics	515	785	1,986	9,555
Liquids Logistics	4,248	2,572	10,308	7,292
Corporate and Other	341	2,983	1,504	10,887
Total	$26,358	$11,517	$95,605	$65,873

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	December 31, 2021	March 31, 2021
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,997,529	$3,104,450
Crude Oil Logistics	1,059,922	1,090,578
Liquids Logistics (1)	394,897	626,221
Corporate and Other	51,141	44,802
Total	$4,503,489	$4,866,051

(1)    Includes $18.5 million and $20.9 million of non-US long-lived assets at December 31, 2021 and March 31, 2021, respectively.

	December 31, 2021	March 31, 2021
	(in thousands)
Total assets:
Water Solutions	$3,142,021	$3,204,850
Crude Oil Logistics	1,895,169	1,665,005
Liquids Logistics (1)	986,602	1,003,370
Corporate and Other	70,979	74,116
Total	$6,094,771	$5,947,341

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)    Includes $60.6 million and $37.9 million of non-US total assets at December 31, 2021 and March 31, 2021, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Sales to entities affiliated with management	$—	$5,369	$—	$7,492
Purchases from entities affiliated with management	$957	$393	$1,045	$684
Purchases from equity method investees	$243	$689	$784	$1,434
Sales to WPX (1)		$16,888		$39,129
Purchases from WPX (1)		$100,427		$216,487

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

Accounts receivable from affiliates consist of the following at the dates indicated:

	December 31, 2021	March 31, 2021
	(in thousands)
NGL Energy Holdings LLC	$8,385	$8,245
Equity method investees	438	462
Entities affiliated with management	1	728
Total	$8,824	$9,435

Accounts payable to affiliates consist of the following at the dates indicated:

	December 31, 2021	March 31, 2021
	(in thousands)
Equity method investees	$37	$107
Entities affiliated with management	223	12
Total	$260	$119

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014 is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of December 31, 2021, the outstanding balance of the loan is approximately $2.6 million and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of December 31, 2021, no accrual has been recorded related to this guarantee.

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of December 31, 2021.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $15.6 million of net gains related to changes in the mark-to-market value of these arrangements recorded during the nine months ended December 31, 2021.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at December 31, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (three months)	$34,481
2023	104,452
2024	85,386
2025	62,483
2026	17,240
2027	3,727
Thereafter	2,071
Total	$309,840

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	December 31, 2021	March 31, 2021
	(in thousands)
Accounts receivable from contracts with customers	$503,351	$436,682

Contract liabilities balance at March 31, 2021	$10,896
Payment received and deferred	39,874
Payment recognized in revenue	(26,582)
Disposition of Sawtooth (see Note 15)	(8,234)
Contract liabilities balance at December 31, 2021	$15,954

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense	$14,180	$17,048	$44,474	$53,278
Variable lease expense	5,725	4,737	15,978	13,950
Short-term lease expense	60	293	219	1,094
Total	$19,965	$22,078	$60,671	$68,322

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes maturities of our operating lease obligations at December 31, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (three months)	$12,997
2023	45,437
2024	29,069
2025	16,698
2026	8,416
2027	4,593
Thereafter	38,820
Total lease payments	156,030
Less imputed interest	(33,580)
Total operating lease obligations	$122,450

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease obligations	$43,919	$52,849
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$11,738	$24,073

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended December 31, 2021 and 2020, fixed rental revenue was $3.7 million, which includes $0.5 million of sublease revenue, and $4.1 million, which includes $0.5 million of sublease revenue, respectively. During the nine months ended December 31, 2021 and 2020, fixed rental revenue was $10.9 million, which includes $1.1 million of sublease revenue, and $12.6 million, which includes $1.9 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at December 31, 2021 (in thousands):

Fiscal Year Ending March 31,
2022 (three months)	$3,089
2023	9,614
2024	4,806
2025	691
2026	415
2027	415
Thereafter	422
Total	$19,452

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

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2021	$2,192	$458
Change in provision for expected credit losses	88	—
Write-offs charged against the provision	(49)	—
Disposition of Sawtooth (see Note 15)	(4)	—
Balance at December 31, 2021	$2,227	$458

Note 15—Other Matters

Sale of Sawtooth

On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth to a group of buyers for total consideration of $70.0 million less expenses of approximately $2.0 million. We recorded a loss of $60.1 million within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2021.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Liquids Logistics segment have not been classified as discontinued operations.

Note 16—Discontinued Operations

As previously disclosed, on September 30, 2019, we completed the sale of TransMontaigne Product Services, LLC (“TPSL”) to Trajectory Acquisition Company, LLC. On January 3, 2020, we completed the sale of our refined products business in the mid-continent region of the United States (“Mid-Con”) to a third-party. On March 30, 2020, we completed the sale of our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) to another third-party. As the sale of each of these businesses represented strategic shifts, the results of operations and cash flows related to these businesses are classified as discontinued operations for the periods presented.

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2020	2020
	(in thousands)
Revenues	$—	$16,198
Cost of sales	106	16,535
Operating expenses	1	281
Loss on disposal or impairment of assets, net (1)	—	1,181
Loss from discontinued operations before taxes	(107)	(1,799)
Income tax benefit	—	53
Loss from discontinued operations, net of tax	$(107)	$(1,746)

(1)    Amount for the nine months ended December 31, 2020 includes a loss of $1.0 million on the sale of Gas Blending and a loss of $0.2 million on the sale of TPSL.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2021. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”) filed with the Securities and Exchange Commission on June 3, 2021.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner. At December 31, 2021, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Revenues	$2,171,876	$1,462,019	$5,414,668	$3,474,592
Cost of sales	1,950,321	1,278,879	4,800,707	2,920,816
Operating expenses	72,807	61,427	207,610	182,468
General and administrative expense	18,925	16,044	46,149	50,677
Depreciation and amortization	68,480	78,200	222,145	249,655
Loss on disposal or impairment of assets, net	12,233	373,776	93,463	391,752
Operating income (loss)	49,110	(346,307)	44,594	(320,776)
Equity in earnings of unconsolidated entities	119	344	765	1,134
Interest expense	(68,379)	(47,252)	(204,004)	(138,148)
Gain on early extinguishment of liabilities, net	9	11,190	1,131	44,292
Other income, net	24	440	2,003	3,060
Loss from continuing operations before income taxes	(19,117)	(381,585)	(155,511)	(410,438)
Income tax benefit	135	1,162	820	2,237
Loss from continuing operations	(18,982)	(380,423)	(154,691)	(408,201)
Loss from discontinued operations, net of tax	—	(107)	—	(1,746)
Net loss	(18,982)	(380,530)	(154,691)	(409,947)
Less: Net loss (income) attributable to noncontrolling interests	63	34	(705)	(185)
Net loss attributable to NGL Energy Partners LP	$(18,919)	$(380,496)	$(155,396)	$(410,132)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions, disposals and other transactions. Our results of operations for the three months and nine months ended December 31, 2021 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2022.

Recent Developments

Global Pandemic

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

Seismic Activity

Induced seismic activity, associated with subsurface injection of produced water for disposal, has become a concern for certain state government agencies in several areas of the Permian Basin in which our Water Solutions business operates. To mitigate in these areas, we have been leading collaborative industry efforts with the relevant state regulatory agencies and other disposal operators. We have implemented voluntary strategic reductions in injected volumes at certain facilities, have temporarily shut in facilities, where appropriate, and are working with state regulatory agencies to collect and review data that will help derive appropriate and sustainable solutions. To date, due to the capacity within our integrated system in those areas, the diverse locations of our disposal facilities and the connectivity of our system, we have not been negatively impacted by these actions.

Acquisitions and Dispositions

We completed several acquisitions and dispositions during the nine months ended December 31, 2021 and fiscal year ended March 31, 2021. These transactions impact the comparability of our results of operations between our current and prior fiscal years.

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

Repurchases of Senior Unsecured Notes

During the three months ended December 31, 2021, we repurchased $20.0 million of the 7.5% senior unsecured notes due 2023 (“2023 Notes”).

Segment Operating Results for the Three Months Ended December 31, 2021 and 2020

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2021	2020	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$100,106	$79,802	$20,304
Sale of recovered crude oil	17,865	6,778	11,087
Recycled water	869	1,165	(296)
Other revenues	11,813	11,180	633
Total revenues	130,653	98,925	31,728
Expenses:
Cost of sales-excluding impact of derivatives	4,944	2,086	2,858
Derivative loss	86	1,194	(1,108)
Operating expenses	43,177	34,819	8,358
General and administrative expenses	1,783	1,645	138
Depreciation and amortization expense	50,815	53,327	(2,512)
Loss (gain) on disposal or impairment of assets, net	9,997	(9,967)	19,964
Total expenses	110,802	83,104	27,698
Segment operating income	$19,851	$15,821	$4,030

Produced water processed (barrels per day)
Delaware Basin	1,551,621	1,216,096	335,525
Eagle Ford Basin	110,243	72,951	37,292
DJ Basin	159,332	96,383	62,949
Other Basins	18,351	26,532	(8,181)
Total	1,839,547	1,411,962	427,585
Recycled water (barrels per day)	52,854	95,903	(43,049)
Total Produced Water Processed and/or Sold (barrels per day)	1,892,401	1,507,865	384,536
Skim oil sold (barrels per day)	2,678	2,004	674
Service fees for produced water processed ($/barrel) (1)	$0.58	$0.61	$(0.03)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.11	$0.05	$0.06
Operating expenses for produced water processed ($/barrel) (1)	$0.26	$0.27	$(0.01)

(1)    Total produced water barrels processed during the three months ended December 31, 2021 and 2020 were 169,238,413 and 129,900,413, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in produced water volumes processed as a result of increased crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin. This was partially offset by lower service fees received per barrel due to higher volumes received in basins with lower fees, such as the Eagle Ford Basin, as well as increased volumes from customers with lower contracted fees.

Recovered Crude Oil Revenues. The increase was due primarily to higher volumes of skim oil sold due to increased produced water processed as well as higher crude oil prices realized.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers completion activities. The decrease was due primarily to the timing of our customers completions.

Other Revenues. Other revenues primarily include brackish non-potable water revenues, water pipeline revenues, land surface use revenues and solids disposal revenues. The increase was due primarily to higher sales of brackish non-potable water and pipeline revenues, driven by an increase in drilling and completion activity primarily in the Delaware Basin as well as our increased capacity to meet demand for these services, partially offset by lower solids disposal revenues.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to costs related to the transfer of brackish non-potable water and recycled water to the purchaser as well as increased purchases of brackish non-potable water from third-parties to meet customer needs.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing the produced water and selling the recovered skim oil. During the three months ended December 31, 2021, we had $1.8 million of net unrealized losses on derivatives and $1.7 million of net realized gains on derivatives. During the three months ended December 31, 2020, we had $4.6 million of net realized gains on derivatives and $5.8 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility, royalty and chemical expenses as a result of the increase in produced water volumes processed. Utility and royalty expenses, which are two of our biggest variable expenses, were not impacted by the rise in inflation due to negotiating long-term utility contracts with fixed rates and royalty contracts with no escalation clauses. Severance taxes also increased due to the increase in revenue from recovered crude oil. The Partnership continues to see a decrease in its operating expenses per barrel of produced water processed due to continued focus on cost reduction and an increase in overall disposal volumes.

Depreciation and Amortization Expense. The decrease was due primarily to an impairment charge recorded during the three months ended March 31, 2021 to write down the value of an intangible asset which resulted in lower amortization expense during the three months ended December 31, 2021 as well as certain other long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2021 and nine months ended December 31, 2021. These decreases were partially offset by the depreciation of newly developed facilities and infrastructure.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2021, we recorded a net loss of $14.3 million primarily related to the write-down of an inactive saltwater disposal facility and damaged equipment and wells at other facilities, abandonment of certain capital projects and the sale of certain other miscellaneous assets and a gain of $4.3 million on the sale of certain land and a landfill permit. During the three months ended December 31, 2020, we recorded a gain of $12.1 million related to the sale of certain permits, land and a saltwater disposal facility, and a net loss of $2.0 million primarily related to the abandonment of certain capital projects.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2021	2020	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$588,729	$455,790	$132,939
Crude oil transportation and other	20,979	31,326	(10,347)
Total revenues (1)	609,708	487,116	122,592
Expenses:
Cost of sales-excluding impact of derivatives	556,581	444,356	112,225
Derivative loss	2,455	6,404	(3,949)
Operating expenses	13,079	16,799	(3,720)
General and administrative expenses	1,874	1,985	(111)
Depreciation and amortization expense	12,166	16,513	(4,347)
Loss on disposal or impairment of assets, net	2,262	383,251	(380,989)
Total expenses	588,417	869,308	(280,891)
Segment operating income (loss)	$21,291	$(382,192)	$403,483

Crude oil sold (barrels)	7,515	10,733	(3,218)
Crude oil transported on owned pipelines (barrels)	7,590	6,368	1,222
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,239	(7)
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	2,062	(561)
Crude oil inventory (barrels) (2)	1,295	1,019	276
Crude oil sold ($/barrel)	$78.341	$42.466	$35.875
Cost per crude oil sold ($/barrel) (3)	$74.063	$41.401	$32.662
Crude oil product margin ($/barrel) (3)	$4.278	$1.065	$3.213

(1)    Revenues include $2.5 million and $1.8 million of intersegment sales during the three months ended December 31, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2021 and December 31, 2020, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the three months ended December 31, 2021, compared to the three months ended December 31, 2020. This was offset by the reduction in sale volumes, primarily due to lower production in the DJ Basin. We also had an increase in buy/sell transactions during the quarter ended December 31, 2021. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, as revenues from third-parties decreased by $10.6 million during the three months ended December 31, 2021, compared to the three months ended December 31, 2020 due to the court approved rejection of the Extraction Oil & Gas, Inc. (“Extraction”) transportation agreement (as part of their bankruptcy) during the prior year quarter. In addition, revenue from the rental of storage also declined due to less capacity being leased to third parties. These declines were partially offset by increased barge transportation revenue as the number of charter days for our fleet increased over the same period as demand increased to pre-pandemic levels.

During the three months ended December 31, 2021, financial volumes on the Grand Mesa Pipeline averaged approximately 83,000 barrels per day, compared to approximately 69,000 barrels per day for the three months ended December 31, 2020 (volume amounts are from both internal and external parties). The increase was due primarily to the new supply agreement signed with Extraction after they exited bankruptcy.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the three months ended December 31, 2021, compared to the three months ended December 31, 2020.

Derivative Loss. Our cost of sales during the three months ended December 31, 2021 included $34.7 million of net realized losses on derivatives, driven by increasing crude oil prices, partially offset by $32.2 million of net unrealized gains on derivatives. Our cost of sales during the three months ended December 31, 2020 included $1.5 million of net realized gains on derivatives and $7.9 million of net unrealized losses on derivatives.

Crude Oil Product Margin. The increase was primarily due to higher crude oil prices as certain contracted rates with producers increased due to higher crude oil prices.

Operating and General and Administrative Expenses. The decrease was primarily related to the write off of a receivable from Extraction of $5.7 million related to deficiency volumes (see below) in the three months ended December 31, 2020. During the bankruptcy, Extraction continued to utilize the shipping services under the transportation contracts but only paid us for the actual volumes shipped and not for the difference between the minimum volume commitment specified under the contracts and the actual volumes shipped (“deficiency volumes”). This decrease was partially offset by an increase in utility expense of $1.4 million in the three months ended December 31, 2021 due to increased volumes on Grand Mesa and increased utility rates.

Depreciation and Amortization Expense. The decrease was due primarily to the reduction of amortization expense due to the impairment of certain intangible assets at the end of the prior year. This was offset by an increase in depreciation expense due to reducing the estimated useful lives of our railcars.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2021, we recorded a net loss of $2.2 million for an impairment due to damage caused by Hurricane Ida to one of our Gulf Coast terminals. During the three months ended December 31, 2020, we recorded a net loss of $145.8 million for the impairment of an intangible asset related to a rejected transportation agreement with Extraction and a net loss of $237.8 million for the impairment of goodwill.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$503,383	$286,990	$216,393
Cost of sales-excluding impact of derivatives	493,388	283,442	209,946
Derivative loss	189	175	14
Product margin	9,806	3,373	6,433

Propane sales:
Revenues (1)	397,365	277,696	119,669
Cost of sales-excluding impact of derivatives	403,814	254,810	149,004
Derivative (gain) loss	(1,392)	4,542	(5,934)
Product (loss) margin	(5,057)	18,344	(23,401)

Butane sales:
Revenues (1)	296,844	193,378	103,466
Cost of sales-excluding impact of derivatives	272,450	167,449	105,001
Derivative (gain) loss	(5,959)	12,288	(18,247)
Product margin	30,353	13,641	16,712

Other product sales:
Revenues-excluding impact of derivatives (1)	228,541	114,985	113,556
Cost of sales-excluding impact of derivatives	213,654	105,357	108,297
Derivative loss (gain)	6,816	(3)	6,819
Product margin	8,071	9,631	(1,560)

Service revenues:
Revenues (1)	2,280	6,603	(4,323)
Cost of sales	193	312	(119)
Product margin	2,087	6,291	(4,204)

Expenses:
Operating expenses	16,551	9,809	6,742
General and administrative expenses	1,821	2,100	(279)
Depreciation and amortization expense	3,756	6,976	(3,220)
Gain on disposal or impairment of assets, net	(26)	(43)	17
Total expenses	22,102	18,842	3,260
Segment operating income	$23,158	$32,438	$(9,280)

	Three Months Ended December 31,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)(3)	168,189	426,962	(258,773)

Refined products sold (gallons)	203,898	214,132	(10,234)
Refined products sold ($/gallon)	$2.469	$1.340	$1.129
Cost per refined products sold ($/gallon) (4)	$2.420	$1.324	$1.096
Refined products product margin ($/gallon) (4)	$0.049	$0.016	$0.033
Refined products inventory (gallons) (2)	1,314	1,190	124

Propane sold (gallons)	294,282	381,590	(87,308)
Propane sold ($/gallon)	$1.350	$0.728	$0.622
Cost per propane sold ($/gallon) (4)	$1.372	$0.668	$0.704
Propane product (loss) margin ($/gallon) (4)	$(0.022)	$0.060	$(0.082)
Propane inventory (gallons) (2)	125,235	128,568	(3,333)
Propane storage capacity leased to third parties (gallons) (2)(3)	—	53,947	(53,947)

Butane sold (gallons)	180,191	212,697	(32,506)
Butane sold ($/gallon)	$1.647	$0.909	$0.738
Cost per butane sold ($/gallon) (4)	$1.512	$0.787	$0.725
Butane product margin ($/gallon) (4)	$0.135	$0.122	$0.013
Butane inventory (gallons) (2)	45,129	31,847	13,282
Butane storage capacity leased to third parties (gallons) (2)(3)	—	56,700	(56,700)

Other products sold (gallons)	99,915	122,645	(22,730)
Other products sold ($/gallon)	$2.287	$0.938	$1.349
Cost per other products sold ($/gallon) (4)	$2.138	$0.859	$1.279
Other products product margin ($/gallon) (4)	$0.149	$0.079	$0.070
Other products inventory (gallons) (2)	23,491	21,326	2,165

(1)    Revenue includes $1.9 million of intersegment sales during the three months ended December 31, 2020 that is eliminated in our unaudited condensed consolidated statement of operations.
(2)    Information is presented as of December 31, 2021 and December 31, 2020, respectively.
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

Refined Products Derivative Loss. Our refined products margin during the three months ended December 31, 2021 included a realized loss of $0.2 million and the three months ended December 31, 2020 included a realized loss of $0.2 million.

Refined Products product margins increased during the three months ended December 31, 2021 due to supply being short as a result of extended refinery downtime in certain of the markets in which we compete. These refineries were back online towards the end of December. This increase was partially offset by lower product demand in other areas due to the lingering effects of COVID-19 lockdowns.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to higher commodity prices. The increase in propane prices was the result of lower inventories and a strong export market due to the increase in international prices. This was partially offset by lower propane volumes sold driven by reduced demand due to unusually warm weather at the beginning of winter and the loss of two producer services agreements in the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Propane Derivative (Gain) Loss. Our wholesale propane cost of sales included $29.7 million of net unrealized losses on derivatives and $31.1 million of net realized gains on derivatives during the three months ended December 31, 2021. During the three months ended December 31, 2020, our cost of wholesale propane sales included $1.8 million of net unrealized losses on derivatives and $2.7 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, decreased as a result of lower demand due to the warmer than normal start to winter and rapidly declining prices. We built our inventory for the winter heating season, particularly in September and October, but due to the warm start of the season the average price for November declined approximately $0.20 per gallon compared to October’s monthly average price and prices continued to decrease another $0.20 per gallon through the end of December.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were primarily due to an increase in commodity prices, which was the result of the strength in crude oil prices and increased global demand, which has led to a tightened supply market. The increase was partially offset by lower volume due to the tight supply market.

Butane Derivative (Gain) Loss. Our cost of butane sales during the three months ended December 31, 2021 included $12.9 million of net unrealized gains on derivatives and $6.9 million of net realized losses on derivatives. Our cost of butane sales included $5.6 million of net unrealized losses on derivatives and $6.6 million of net realized losses on derivatives during the three months ended December 31, 2020.

Butane product margins, excluding the impact of derivatives, increased due to a tight supply market, driven by an increase in demand for exports, which is driving favorable sales differentials.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices and increased demand for biodiesel. This was partially offset by reduced natural gasoline volumes during the three months ended December 31, 2021 due to less product being available for shipment by railcars as more of the product is now shipped via third-party pipelines.

Other Products Derivative Loss (Gain). Our derivatives of other products included $0.1 million of net unrealized losses and $6.7 million of net realized losses on derivatives during the three months ended December 31, 2021. Our derivatives of other products during the three months ended December 31, 2020 included less than $0.1 million of net unrealized gains on derivatives and less than $0.1 million of net realized losses on derivatives.

Other product sales product margins during the three months ended December 31, 2021 decreased due to lower natural gasoline margins as a result of the tight supply. This decrease was partially offset by increased biodiesel margins due to securing favorable supply contracts in the Midwest and transporting the product for sale in more favorable markets.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease for the current quarter was due primarily to the disposition of Sawtooth in June 2021.

Operating and General and Administrative Expenses. The increase was primarily due to higher compensation partially offset by the disposition of Sawtooth in June 2021.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth and lower amortization expense due to certain intangible assets being fully amortized as of September 30, 2021.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2021	2020	Change
	(in thousands)
Other revenues:
Revenues	$—	$314	$(314)
Cost of sales	—	455	(455)
Loss	—	(141)	141

Expenses:
General and administrative expenses	13,447	10,314	3,133
Depreciation and amortization expense	1,743	1,384	359
Loss on disposal or impairment of assets, net	—	535	(535)
Total expenses	15,190	12,233	2,957
Operating loss	$(15,190)	$(12,374)	$(2,816)

General and Administrative Expenses. The increase during the three months ended December 31, 2021 was due to increased incentive compensation and outside consulting fees, offset by lower legal expenses due to certain claims being settled.

Equity in Earnings of Unconsolidated Entities

The decrease in equity in earnings of $0.2 million during the three months ended December 31, 2021 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

Interest expense includes interest charged on the asset-based revolving credit facility (“ABL Facility”), senior secured notes and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $21.1 million during the three months ended December 31, 2021 was primarily due to the issuance of the 2026 Senior Secured Notes (as defined herein) which resulted in us paying a higher interest rate. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the three months ended December 31, 2021 and 2020, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net for the current quarter was consistent with the prior quarter.

Income Tax Benefit

Income tax benefit was $0.1 million during the three months ended December 31, 2021, compared to an income tax benefit of $1.2 million during the three months ended December 31, 2020. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The increase in the noncontrolling interest loss of less than $0.1 million during the three months ended December 31, 2021 was due primarily to higher income from certain recycling operations and water solutions operations, partially offset by a loss from operations of the Sawtooth joint venture during the three months ended December 31, 2020.

Segment Operating Results for the Nine Months Ended December 31, 2021 and 2020

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2021	2020	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$293,291	$232,348	$60,943
Sale of recovered crude oil	48,848	16,532	32,316
Recycled water	7,207	2,066	5,141
Other revenues	47,743	24,722	23,021
Total revenues	397,089	275,668	121,421
Expenses:
Cost of sales-excluding impact of derivatives	20,892	2,458	18,434
Derivative loss	899	6,101	(5,202)
Operating expenses	125,667	105,505	20,162
General and administrative expenses	5,509	4,842	667
Depreciation and amortization expense	164,466	173,680	(9,214)
Loss (gain) on disposal or impairment of assets, net	19,450	(3,415)	22,865
Total expenses	336,883	289,171	47,712
Segment operating income (loss)	$60,206	$(13,503)	$73,709

Produced water processed (barrels per day)
Delaware Basin	1,488,529	1,127,679	360,850
Eagle Ford Basin	99,298	83,151	16,147
DJ Basin	142,606	114,256	28,350
Other Basins	25,516	28,359	(2,843)
Total	1,755,949	1,353,445	402,504
Recycled water (barrels per day)	76,319	43,008	33,311
Total Produced Water Processed and/or Sold (barrels per day)	1,832,268	1,396,453	435,815
Skim oil sold (barrels per day)	2,667	1,771	896
Service fees for produced water processed ($/barrel) (1)	$0.60	$0.62	$(0.02)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.10	$0.04	$0.06
Operating expenses for produced water processed ($/barrel) (1)	$0.26	$0.28	$(0.02)

(1)    Total produced water barrels processed during the nine months ended December 31, 2021 and 2020 were 482,885,902 and 372,197,325, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in produced water volumes processed as a result of increased crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin. This was partially offset by lower service fees received per barrel due to higher volumes received in basins with lower fees, such as the Eagle Ford Basin, as well as increased volumes from customers with lower contracted fees.

Recovered Crude Oil Revenues. The increase was due primarily to higher volumes of skim oil sold due to increased produced water processed as well as higher crude oil prices realized. Additionally, an increase in the number of wells completed in our area of operations during the period with increased flowback activity resulted in higher skim oil volumes per barrel of produced water processed.

Recycled Water Revenues. The increase was due primarily to the increasing demand for water to be used in completions, driven by an increase in drilling and completion activity primarily in the Delaware Basin, and our customers transition from brackish non-potable water to recycled water.

Other Revenues. The increase was due primarily to higher sales of brackish non-potable water and pipeline revenues, driven by an increase in drilling and completion activity primarily in the Delaware Basin as well as our increased capacity to meet demand for these services, and higher land surface use fees and sales of caliche due to increased producer activity.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to costs related to the transfer of brackish non-potable water and recycled water to the purchaser as well as increased purchases of brackish non-potable water from third-parties to meet customer needs.

Derivative Loss. During the nine months ended December 31, 2021, we had $6.8 million of net unrealized losses on derivatives and $5.9 million of net realized gains on derivatives. During the nine months ended December 31, 2020, we had $17.4 million of net realized gains on derivatives and $23.5 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility, royalty and chemical expenses as a result of the increase in produced water volumes processed. Utility and royalty expenses, which are two of our biggest variable expenses, were not impacted by the rise in inflation due to negotiating long-term utility contracts with fixed rates and royalty contracts with no escalation clauses. Severance taxes also increased due to the increase in revenue from recovered crude oil. The Partnership continues to see a decrease in its operating expenses per barrel of produced water processed due to continued focus on cost reduction and an increase in overall disposal volumes.

Depreciation and Amortization Expense. The decrease was due primarily to an impairment charge recorded during the three months ended March 31, 2021 to write down the value of an intangible asset which resulted in lower amortization expense during the nine months ended December 31, 2021 as well as certain other long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2021 and nine months ended December 31, 2021. These decreases were partially offset by the depreciation of newly developed facilities and infrastructure.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2021, we recorded a net loss of $23.7 million primarily related to the write-down of an inactive saltwater disposal facility and damaged equipment and wells at other facilities, abandonment of certain capital projects and the sale of certain other miscellaneous assets and a gain of $4.3 million on the sale of certain land and a landfill permit. During the nine months ended December 31, 2020, we recorded a gain of $12.1 million related to the sale of certain permits, land and a saltwater disposal facility, and a net loss of $8.7 million primarily related to the write-down of retired equipment and the abandonment of certain capital projects.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2021	2020	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,660,225	$1,104,692	$555,533
Crude oil transportation and other	62,606	127,808	(65,202)
Total revenues (1)	1,722,831	1,232,500	490,331
Expenses:
Cost of sales-excluding impact of derivatives	1,557,202	1,025,478	531,724
Derivative loss	41,849	32,114	9,735
Operating expenses	40,862	44,566	(3,704)
General and administrative expenses	5,742	6,044	(302)
Depreciation and amortization expense	37,029	50,540	(13,511)
Loss on disposal or impairment of assets, net	2,206	384,391	(382,185)
Total expenses	1,684,890	1,543,133	141,757
Segment operating income (loss)	$37,941	$(310,633)	$348,574

Crude oil sold (barrels)	23,027	30,203	(7,176)
Crude oil transported on owned pipelines (barrels)	21,961	26,836	(4,875)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,239	(7)
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	2,062	(561)
Crude oil inventory (barrels) (2)	1,295	1,019	276
Crude oil sold ($/barrel)	$72.099	$36.576	$35.523
Cost per crude oil sold ($/barrel) (3)	$67.625	$33.953	$33.672
Crude oil product margin ($/barrel) (3)	$4.474	$2.623	$1.851

(1)    Revenues include $7.2 million and $4.3 million of intersegment sales during the nine months ended December 31, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2021 and December 31, 2020, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the nine months ended December 31, 2021, compared to the nine months ended December 31, 2020. This was offset by a reduction in sales volumes, primarily due to lower production in the DJ Basin. We also had an increase in buy/sell transactions during the nine months ended December 31, 2021, compared to the nine months ended December 31, 2020.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, as revenues from third-parties decreased by $65.7 million during the nine months ended December 31, 2021, compared to the nine months ended December 31, 2020. During the nine months ended December 31, 2021, financial volumes on the Grand Mesa Pipeline averaged approximately 80,000 barrels per day, compared to 103,000 barrels per day for the nine months ended December 31, 2020 (volume amounts are from both internal and external parties). The decline was primarily due to the court approved rejection of the Extraction transportation agreement (as part of their bankruptcy) as well as decreased production in the DJ Basin.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the nine months ended December 31, 2021, compared to the nine months ended December 31, 2020.

Derivative Loss. Our cost of sales during the nine months ended December 31, 2021 included $95.7 million of net realized losses on derivatives, driven by increasing crude oil prices, partially offset by $53.8 million of net unrealized gains on derivatives. Our cost of sales during the nine months ended December 31, 2020 included $12.9 million of net realized losses on derivatives and $19.2 million of net unrealized losses on derivatives.

Crude Oil Product Margin. The increase was primarily due to higher crude oil prices as certain contracted rates with producers increased due to higher crude oil prices.

Operating and General and Administrative Expenses. The decrease was primarily related to the write off a receivable related to deficiency volumes from Extraction of $5.7 million during the nine months ended December 31, 2020. The decrease was offset by an increase in utility expenses due to increased volumes on Grand Mesa and increased utility rates, as well as increased business insurance due to policy rate increases for the nine months ended December 31, 2021

Depreciation and Amortization Expense. The decrease was due primarily to the reduction of amortization expense due to the impairment of certain intangible assets at the end of the prior year. This was offset by an increase in depreciation expense due to reducing the estimated useful lives of our railcars.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2021, we recorded a net loss of $2.2 million for an impairment due to damage caused by Hurricane Ida to one of our Gulf Coast terminals. During the nine months ended December 31, 2020, we recorded a net loss of $145.8 million for the impairment of an intangible asset related to a rejected transportation agreement with Extraction and a net loss of $237.8 million for the impairment of goodwill.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$1,340,824	$786,472	$554,352
Cost of sales-excluding impact of derivatives	1,324,587	775,400	549,187
Derivative loss	1,309	580	729
Product margin	14,928	10,492	4,436

Propane sales:
Revenues (1)	778,308	537,183	241,125
Cost of sales-excluding impact of derivatives	771,116	493,588	277,528
Derivative gain	(26,221)	(1,457)	(24,764)
Product margin	33,413	45,052	(11,639)

Butane sales:
Revenues (1)	583,080	339,025	244,055
Cost of sales-excluding impact of derivatives	540,607	302,116	238,491
Derivative loss	15,554	18,765	(3,211)
Product margin	26,919	18,144	8,775

Other product sales:
Revenues-excluding impact of derivatives (1)	570,878	284,929	285,949
Cost of sales-excluding impact of derivatives	535,203	269,312	265,891
Derivative loss (gain)	9,484	(941)	10,425
Product margin	26,191	16,558	9,633

Service revenues:
Revenues (1)	14,583	25,202	(10,619)
Cost of sales	1,151	3,268	(2,117)
Product margin	13,432	21,934	(8,502)

Expenses:
Operating expenses	41,081	32,397	8,684
General and administrative expenses	5,376	6,283	(907)
Depreciation and amortization expense	15,409	22,158	(6,749)
Loss on disposal or impairment of assets, net	71,807	4	71,803
Total expenses	133,673	60,842	72,831
Segment operating (loss) income	$(18,790)	$51,338	$(70,128)

	Nine Months Ended December 31,
	2021	2020	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)(3)	168,189	426,962	(258,773)

Refined products sold (gallons)	586,136	646,349	(60,213)
Refined products sold ($/gallon)	$2.288	$1.217	$1.071
Cost per refined products sold ($/gallon) (4)	$2.260	$1.200	$1.060
Refined products product margin ($/gallon) (4)	$0.028	$0.017	$0.011
Refined products inventory (gallons) (2)	1,314	1,190	124

Propane sold (gallons)	644,883	886,572	(241,689)
Propane sold ($/gallon)	$1.207	$0.606	$0.601
Cost per propane sold ($/gallon) (4)	$1.196	$0.557	$0.639
Propane product margin ($/gallon) (4)	$0.011	$0.049	$(0.038)
Propane inventory (gallons) (2)	125,235	128,568	(3,333)
Propane storage capacity leased to third parties (gallons) (2)(3)	—	53,947	(53,947)

Butane sold (gallons)	427,646	475,655	(48,009)
Butane sold ($/gallon)	$1.363	$0.713	$0.650
Cost per butane sold ($/gallon) (4)	$1.264	$0.635	$0.629
Butane product margin ($/gallon) (4)	$0.099	$0.078	$0.021
Butane inventory (gallons) (2)	45,129	31,847	13,282
Butane storage capacity leased to third parties (gallons) (2)(3)	—	56,700	(56,700)

Other products sold (gallons)	290,078	351,591	(61,513)
Other products sold ($/gallon)	$1.968	$0.810	$1.158
Cost per other products sold ($/gallon) (4)	$1.845	$0.766	$1.079
Other products product margin ($/gallon) (4)	$0.123	$0.044	$0.079
Other products inventory (gallons) (2)	23,491	21,326	2,165

(1)    Revenues include $1.3 million and $3.4 million of intersegment sales during the nine months ended December 31, 2021 and 2020, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2021 and December 31, 2020, respectively.
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

Refined Products Derivative Loss. Our refined products margin during the nine months ended December 31, 2021 included a realized loss of $1.3 million and the nine months ended December 31, 2020 included a realized loss of $0.6 million.

Refined Products product margins per gallon of refined products sold for the nine months ended December 31, 2021 increased from the prior year nine months ended December 31, 2020 primarily due to supply being short as a result of extended refinery downtime in certain of the markets in which we compete during the three months ended December 31, 2021, offset by increased competition from refineries.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to higher commodity prices. The increase in propane prices was the result of lower inventories and a strong export market due to the increase in international prices. This was partially offset by lower propane volumes sold driven by reduced demand due to unusually warm weather at the beginning of winter, warmer than normal autumn temperatures which resulted in lower product demand for crop drying, reduced volumes due to the loss of two producer services agreements, as well as backwardation in the propane market and deferred customer purchases in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020.

Propane Derivative Gain. Our wholesale propane cost of sales included $4.0 million of net unrealized gains on derivatives and $22.3 million of net realized gains on derivatives during the nine months ended December 31, 2021. During the nine months ended December 31, 2020, our cost of wholesale propane sales included $1.8 million of net unrealized losses on derivatives and $3.2 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, decreased as a result of lower demand due to the warmer than normal start to winter and rapidly declining prices. We built our inventory for the winter heating season, particularly in September and October, but due to the warm start of the season the average price for November declined approximately $0.20 per gallon compared to October’s monthly average price and prices continued to decrease through the end of December.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due primarily to higher commodity prices. This was partially offset by a volume decrease due to a tight supply market as a result of decreased refinery runs and an increase in demand for exports.

Butane Derivative Loss. Our cost of butane sales during the nine months ended December 31, 2021 included $2.6 million of net unrealized losses on derivatives and $12.9 million of net realized losses on derivatives. Our cost of butane sales included $3.7 million of net unrealized losses on derivatives and $15.1 million of net realized losses on derivatives during the nine months ended December 31, 2020.

Butane product margins per gallon of butane sold were higher during the nine months ended December 31, 2021 than during the nine months ended December 31, 2020 due primarily due to a tight supply market, driven by an increase in demand for exports and increase in blending demand, which are driving favorable sales differentials.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices. This was partially offset by reduced natural gasoline volumes during the nine months ended December 31, 2021 due to less natural gas production resulting in a tight supply market.

Other Products Derivatives Loss (Gain). Our derivatives of other products included less than $0.1 million of net unrealized losses on derivatives and $9.5 million of net realized losses on derivatives during the nine months ended December 31, 2021. Our derivatives of other products during the nine months ended December 31, 2020 included $0.5 million of net unrealized gains on derivatives and $0.4 million of net realized gains on derivatives.

Other product sales product margins during the nine months ended December 31, 2021 increased due to an increase in biodiesel and biodiesel renewable identification number market prices, as well as securing favorable biodiesel supply contracts in the Midwest and transporting the product for sale in more favorable markets. The increase was partially offset by lower natural gasoline volumes due to less product being available for shipment by railcars as more of the product is now shipped via third-party pipelines.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease during the nine months ended December 31, 2021 was due to the disposition of Sawtooth in June 2021 as well as less throughput in certain of our propane and butane terminals.

Operating and General and Administrative Expenses. The increase was primarily due to higher compensation, travel and entertainment and bad debt expense, partially offset by the disposition of Sawtooth in June 2021.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth and lower amortization expense due to certain intangible assets being fully amortized as of September 30, 2021.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2021, we recorded a net loss of $60.1 million related to the sale of Sawtooth (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion) and a net loss of $11.8 million related to the sale of another terminal during the three months ended September 30, 2021. During the nine months ended December 31, 2020, we recorded a net loss of less than $0.1 million related to the retirement of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2021	2020	Change
	(in thousands)
Other revenues:
Revenues	$—	$942	$(942)
Cost of sales	—	1,363	(1,363)
Loss	—	(421)	421

Expenses:
General and administrative expenses	29,522	33,508	(3,986)
Depreciation and amortization expense	5,241	3,277	1,964
Loss on disposal or impairment of assets, net	—	10,772	(10,772)
Total expenses	34,763	47,557	(12,794)
Operating loss	$(34,763)	$(47,978)	$13,215

General and Administrative Expenses. The decrease during the nine months ended December 31, 2021 was due primarily to lower compensation and legal expenses, offset by increased consulting fees. Compensation expense decreased due to lower equity-based compensation and due to the reversal of an incentive compensation accrual, offset by increased incentive compensation during the current year. Legal expense decreased due to certain claims being settled, in particular our claims related to the bankruptcy of Extraction.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2020, we recorded a net loss of $10.8 million, which was due to the write-off of a loan receivable made to a third party for the construction of a natural gas liquids loading/unloading facility.

Equity in Earnings of Unconsolidated Entities

The decrease in equity in earnings of $0.4 million during the nine months ended December 31, 2021 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

Interest expense includes interest charged on the ABL Facility, senior secured notes and senior unsecured notes, as well as amortization of debt issuance costs, letter of credit fees, interest on equipment financing notes, and accretion of interest on non-interest bearing debt obligations. The increase of $65.9 million during the nine months ended December 31, 2021 was primarily due to the issuance of the 2026 Senior Secured Notes which resulted in us paying a higher interest rate. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Gain on Early Extinguishment of Liabilities, Net

During the nine months ended December 31, 2021 and 2020, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding senior unsecured notes, partially offset by a loss on the early extinguishment of the Sawtooth credit agreement. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The decrease in other income, net of $1.1 million during the nine months ended December 31, 2021 was due primarily to proceeds received from a litigation settlement during the nine months ended December 31, 2020.

Income Tax Benefit

Income tax benefit was $0.8 million during the nine months ended December 31, 2021, compared to an income tax benefit of $2.2 million during the nine months ended December 31, 2020. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

The increase in noncontrolling interest income of $0.5 million during the nine months ended December 31, 2021 was due primarily to higher income from certain recycling operations and water solutions operations, partially offset by a lower loss from operations of the Sawtooth joint venture primarily due to the sale of Sawtooth in June 2021.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(18,982)	$(380,530)	$(154,691)	$(409,947)
Less: Net loss (income) attributable to noncontrolling interests	63	34	(705)	(185)
Net loss attributable to NGL Energy Partners LP	(18,919)	(380,496)	(155,396)	(410,132)
Interest expense	68,395	47,253	204,037	138,159
Income tax benefit	(135)	(1,163)	(820)	(2,291)
Depreciation and amortization	68,452	77,531	221,352	247,555
EBITDA	117,793	(256,875)	269,173	(26,709)
Net unrealized (gains) losses on derivatives	(13,500)	16,529	(48,254)	47,657
CMA Differential Roll net losses (gains) (1)	23,872	—	60,987	—
Inventory valuation adjustment (2)	1,145	(786)	1,912	1,393
Lower of cost or net realizable value adjustments	2,921	321	2,636	(33,213)
Loss on disposal or impairment of assets, net	12,035	373,777	93,268	392,924
Gain on early extinguishment of liabilities, net	(9)	(11,190)	(1,168)	(44,292)
Equity-based compensation expense (3)	749	1,120	(1,044)	5,678
Acquisition expense (4)	(36)	589	67	915
Other (5)	2,770	1,448	7,525	9,049
Adjusted EBITDA	$147,740	$124,933	$385,102	$353,402
Adjusted EBITDA - Discontinued Operations (6)	$—	$(107)	$—	$(591)
Adjusted EBITDA - Continuing Operations	$147,740	$125,040	$385,102	$353,993

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
(5)    Amounts for the three months and nine months ended December 31, 2021 and 2020 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.
(6)    Amounts include the operations of TPSL, Gas Blending and Mid-Con.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of operations:
Depreciation and amortization per EBITDA table	$68,452	$77,531	$221,352	$247,555
Intangible asset amortization recorded to cost of sales	(69)	(77)	(213)	(230)
Depreciation and amortization of unconsolidated entities	(187)	(199)	(545)	(542)
Depreciation and amortization attributable to noncontrolling interests	284	945	1,551	2,872
Depreciation and amortization per unaudited condensed consolidated statements of operations	$68,480	$78,200	$222,145	$249,655

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Reconciliation to unaudited condensed consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$221,352	$247,555
Amortization of debt issuance costs recorded to interest expense	12,814	9,984
Amortization of royalty expense recorded to operating expense	185	185
Depreciation and amortization of unconsolidated entities	(545)	(542)
Depreciation and amortization attributable to noncontrolling interests	1,551	2,872
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$235,357	$260,054

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Interest expense per EBITDA table	$68,395	$47,253	$204,037	$138,159
Interest expense attributable to noncontrolling interests	(1)	16	16	42
Interest expense attributable to unconsolidated entities	(15)	(17)	(49)	(53)
Interest expense per unaudited condensed consolidated statements of operations	$68,379	$47,252	$204,004	$138,148

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2020	2020
	(in thousands)
Income tax benefit	$—	$(53)
Inventory valuation adjustment	$16	$(6)
Lower of cost or net realizable value adjustments	$(15)	$6
Loss on disposal or impairment of assets, net	$—	$1,181

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended December 31, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$19,851	$21,291	$23,158	$(15,190)	$49,110
Depreciation and amortization	50,815	12,166	3,756	1,743	68,480
Amortization recorded to cost of sales	—	—	69	—	69
Net unrealized losses (gains) on derivatives	1,758	(32,201)	16,943	—	(13,500)
CMA Differential Roll net losses (gains)	—	23,872	—	—	23,872
Inventory valuation adjustment	—	—	1,145	—	1,145
Lower of cost or net realizable value adjustments	—	—	2,921	—	2,921
Loss (gain) on disposal or impairment of assets, net	9,997	2,262	(26)	—	12,233
Equity-based compensation expense	—	—	—	749	749
Acquisition expense	4	—	—	(40)	(36)
Other (expense) income, net	(6)	—	(31)	61	24
Adjusted EBITDA attributable to unconsolidated entities	384	—	10	(70)	324
Adjusted EBITDA attributable to noncontrolling interest	(419)	—	(3)	—	(422)
Other	360	2,374	37	—	2,771
Adjusted EBITDA	$82,744	$29,764	$47,979	$(12,747)	$147,740

	Three Months Ended December 31, 2020
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating income (loss)	$15,821	$(382,192)	$32,438	$(12,374)	$(346,307)	$—	$(346,307)
Depreciation and amortization	53,327	16,513	6,976	1,384	78,200	—	78,200
Amortization recorded to cost of sales	—	—	77	—	77	—	77
Net unrealized losses on derivatives	5,800	7,878	2,851	—	16,529	—	16,529
Inventory valuation adjustment	—	—	(802)	—	(802)	—	(802)
Lower of cost or net realizable value adjustments	—	(166)	502	—	336	—	336
(Gain) loss on disposal or impairment of assets, net	(9,967)	383,251	(43)	535	373,776	—	373,776
Equity-based compensation expense	—	—	—	1,120	1,120	—	1,120
Acquisition expense	4	—	—	585	589	—	589
Other income, net	1	2	341	96	440	—	440
Adjusted EBITDA attributable to unconsolidated entities	573	—	3	(16)	560	—	560
Adjusted EBITDA attributable to noncontrolling interest	(389)	—	(544)	—	(933)	—	(933)
Other	384	1,046	25	—	1,455	—	1,455
Discontinued operations	—	—	—	—	—	(107)	(107)
Adjusted EBITDA	$65,554	$26,332	$41,824	$(8,670)	$125,040	$(107)	$124,933

	Nine Months Ended December 31, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$60,206	$37,941	$(18,790)	$(34,763)	$44,594
Depreciation and amortization	164,466	37,029	15,409	5,241	222,145
Amortization recorded to cost of sales	—	—	213	—	213
Net unrealized losses (gains) on derivatives	6,845	(53,808)	(1,291)	—	(48,254)
CMA Differential Roll net losses (gains)	—	60,987	—	—	60,987
Inventory valuation adjustment	—	—	1,912	—	1,912
Lower of cost or net realizable value adjustments	—	(11)	2,647	—	2,636
Loss on disposal or impairment of assets, net	19,450	2,206	71,807	—	93,463
Equity-based compensation expense	—	—	—	(1,044)	(1,044)
Acquisition expense	4	—	—	63	67
Other income, net	616	350	627	410	2,003
Adjusted EBITDA attributable to unconsolidated entities	1,559	—	(9)	(190)	1,360
Adjusted EBITDA attributable to noncontrolling interest	(1,987)	—	(529)	—	(2,516)
Other	520	6,994	22	—	7,536
Adjusted EBITDA	$251,679	$91,688	$72,018	$(30,283)	$385,102

	Nine Months Ended December 31, 2020
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(13,503)	$(310,633)	$51,338	$(47,978)	$(320,776)	$—	$(320,776)
Depreciation and amortization	173,680	50,540	22,158	3,277	249,655	—	249,655
Amortization recorded to cost of sales	—	—	230	—	230	—	230
Net unrealized losses on derivatives	23,525	19,199	4,933	—	47,657	—	47,657
Inventory valuation adjustment	—	—	1,399	—	1,399	—	1,399
Lower of cost or net realizable value adjustments	—	(29,245)	(3,974)	—	(33,219)	—	(33,219)
(Gain) loss on disposal or impairment of assets, net	(3,415)	384,391	4	10,772	391,752	—	391,752
Equity-based compensation expense	—	—	—	5,678	5,678	—	5,678
Acquisition expense	17	—	—	898	915	—	915
Other income, net	259	1,515	1,004	282	3,060	—	3,060
Adjusted EBITDA attributable to unconsolidated entities	1,883	—	(11)	(143)	1,729	—	1,729
Adjusted EBITDA attributable to noncontrolling interest	(1,317)	—	(1,816)	—	(3,133)	—	(3,133)
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	2,398	6,600	75	—	9,073	—	9,073
Discontinued operations	—	—	—	—	—	(591)	(591)
Adjusted EBITDA	$183,527	$122,367	$75,313	$(27,214)	$353,993	$(591)	$353,402

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

As of December 31, 2021, our current assets exceeded our current liabilities by approximately $321.4 million.

For additional information related to our ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Nine Months Ended December 31,
Cash Flows Provided by (Used in):	2021	2020
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$224,457	$270,226
Changes in operating assets and liabilities	(197,546)	(82,912)
Operating activities-continuing operations	$26,911	$187,314
Investing activities-continuing operations	$(96,501)	$(150,966)
Financing activities-continuing operations	$70,217	$(48,115)

Operating Activities-Continuing Operations. The seasonality of our Liquids Logistics business has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics business, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash provided by operating activities during the nine months ended December 31, 2021 was due primarily to fluctuations in the value of accounts receivable and accounts payable and increased inventory valuations during the nine months ended December 31, 2021.

Investing Activities-Continuing Operations. Net cash used in investing activities was $96.5 million during the nine months ended December 31, 2021, compared to net cash used in investing activities of $151.0 million during the nine months ended December 31, 2020. The decrease in net cash used in investing activities was due primarily to:

•net proceeds (gross cash proceeds less the amount of cash sold, excluding accrued expenses) of $63.5 million from the sale of our interest in Sawtooth in June 2021 (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report); and
•a decrease in capital expenditures from $151.6 million (includes payment of amounts accrued as of March 31, 2020) during the nine months ended December 31, 2020 to $107.5 million (includes payment of amounts accrued as of March 31, 2021) during the nine months ended December 31, 2021 due primarily to fewer expansion projects in our Water Solutions segment.

These decreases in net cash used in investing activities were partially offset by:

•total proceeds of $43.2 million from the sale of certain permits, land and a saltwater disposal facility to a third-party during the nine months ended December 31, 2020; and
•a $20.2 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $70.2 million during the nine months ended December 31, 2021, compared to net cash used in financing activities of $48.1 million during the nine months ended December 31, 2020. The increase in net cash provided by financing activities was due primarily to:

•a decrease of $120.7 million in distributions paid to our general partners and common unitholders, preferred unitholders and noncontrolling interest owners during the nine months ended December 31, 2021 due primarily to the reduction and subsequent suspension of the quarterly common unit and preferred unit distributions;
•$93.4 million in contingent consideration payments during the nine months ended December 31, 2020 due to installment payments related to the Mesquite Disposals Unlimited, LLC acquisition; and
•a decrease of $14.9 million paid in cash to repurchase a portion of our senior unsecured notes during the nine months ended December 31, 2021.

These increases in net cash provided by financing activities were partially offset by:

•a decrease of $59.0 million in borrowings on the revolving credit facilities (net of repayments) during the nine months ended December 31, 2021; and
•proceeds of $45.0 million for an equipment loan that is secured by certain of our barges and towboats during the nine months ended December 31, 2020.

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

Repurchases

During the three months ended December 31, 2021, we repurchased $20.0 million of the 2023 Notes.

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

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended December 31,
2021	$13,029	$13,329	$—	$115
2020	$5,248	$6,269	$—	$31

Nine Months Ended December 31,
2021	$57,552	$38,053	$—	$350
2020	$43,606	$22,267	$—	$638

(1)    There were no acquisitions during the three months or nine months ended December 31, 2021 or 2020.
(2)    Amounts for the three months and nine months ended December 31, 2021 and 2020 relate to contributions made to unconsolidated entities.

Capital expenditures for the fiscal year ending March 31, 2022 are expected to be approximately $125 million to $130 million, net of anticipated insurance reimbursements.

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

Balance sheet information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	December 31, 2021	March 31, 2021
	(in thousands)
ASSETS:
Current assets	$1,516,879	$1,002,708
Noncurrent assets (1)(2)	$4,544,864	$4,743,874
LIABILITIES AND EQUITY (3):
Current liabilities	$1,200,582	$906,512
Noncurrent liabilities	$3,595,785	$3,524,664
Class D Preferred Units	$551,097	$551,097

(1)    Excludes $0.2 million and $50.9 million of net intercompany receivables due to NGL Energy Partners LP (parent) and the Guarantor Subsidiaries from the non-guarantor subsidiaries at December 31, 2021 and March 31, 2021, respectively.
(2)    Includes $1.9 billion and $1.9 billion of goodwill and intangible assets at December 31, 2021 and March 31, 2021, respectively.
(3)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries for either period presented.

Statements of operations information:

	NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
	Nine Months Ended December 31, 2021	Twelve Months Ended March 31, 2021
	(in thousands)
Revenues	$5,412,442	$5,214,499
Operating income (loss)	$41,497	$(390,210)
Loss from continuing operations	$(158,353)	$(636,626)
Net loss (1)	$(158,353)	$(638,395)
Loss from continuing operations allocated to common unitholders	$(236,023)	$(729,891)

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate). At December 31, 2021, we had $156.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 4.24%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at December 31, 2021.

In addition, on and after certain dates, distributions for our Class B and Class C Preferred Units will be calculated using the applicable three-month LIBOR interest rate (or successor rate) plus a spread. For our Class B Preferred Units, distributions, on and after July 1, 2022, will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or successor rate) plus a spread of 7.213%. For our Class C Preferred Units, distributions, on and after April 15, 2024, will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or successor rate) plus a spread of 7.384%.

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

The following table summarizes the hypothetical impact on the December 31, 2021 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(7,590)
Propane (Liquids Logistics segment)	$(182)
Butane (Liquids Logistics segment)	$(2,973)
Refined Products (Liquids Logistics segment)	$(2,676)
Other Products (Liquids Logistics segment)	$(16,249)
Canadian dollars (Liquids Logistics segment)	$80

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

At December 31, 2021, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2021. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of December 31, 2021, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During November 2021, 8,901 common units were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are deeming the surrenders to be “repurchases.” The average price paid per common unit was $2.25. These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

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
10.1
First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2021 filed with the SEC on November 9, 2021)

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2021 and March 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended December 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended December 31, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 9, 2022		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 9, 2022		By:	/s/ Linda J. Bridges
Linda J. Bridges
Chief Financial Officer