Form 10-K
period 2022-03-31
NGL Energy Partners LP
filed 2022-06-06
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value at September 30, 2021 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($2.37 per Common Unit) was $243.4 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At June 1, 2022, there were 130,695,970 common units issued and outstanding.

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
•the general level of demand, and the availability of supply, for crude oil, natural gas liquids, gasoline, diesel and biodiesel;
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

•changes in general economic conditions, including market and macroeconomic disruptions resulting from pandemics, including the current COVID-19 pandemic, and related governmental responses;
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

PART I

References in this Annual Report to (i) “NGL Energy Partners LP,” the “Partnership,” “we,” “our,” “us,” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries, (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner, (iii) “NGL Energy Operating LLC” refers to NGL Energy Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, and (iv) the “NGL Energy GP Investor Group” refers to, collectively, the 45 individuals and entities that own all of the outstanding membership interests in our general partner.

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2022. Unless otherwise indicated, this data is as of March 31, 2022.

Item 1.    Business

Overview

We are a diversified midstream energy partnership that transports, treats, recycles and disposes of produced water generated as part of the energy production process as well as transports, stores, markets and provides other logistics services for crude oil and liquid hydrocarbons. Originally formed in September 2010, we are a Delaware master limited partnership and our business is currently organized into the following three segments:

•Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle and brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines.
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 24 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and expect to commence operations on our propane pipeline in Michigan in June 2022.

Business Repositioning

Over the past several years, we have undertaken a number of important strategic actions in an effort to leverage the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. These steps included the sale of the following:

•Our Retail Propane segment during the years ended March 31, 2018 and 2019;
•Certain non-core water disposal businesses in the Permian and Bakken Basins during the year ended March 31, 2019;
•Certain refined products businesses including TransMontaigne Product Services, LLC (“TPSL”), our refined products business in the mid-continent region of the United States (“Mid-Con”) and our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) during the year ended March 31, 2020; and
•Our interest in Sawtooth Caverns, LLC (“Sawtooth”) during the year ended March 31, 2022.

In our Water Solutions segment we acquired strategic water infrastructure assets including Mesquite Disposals Unlimited, LLC (“Mesquite”) and the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) during the year ended March 31, 2020, while in our Liquids Logistics segment, we acquired DCP Midstream LP’s natural gas liquids business during the year ended March 31, 2019 and an approximately 225-mile propane pipeline in Michigan (the “Ambassador Pipeline”) during the year ended March 31, 2021.

The sales of our Retail Propane segment and TPSL, Mid-Con and Gas Blending have allowed us to reduce working capital indebtedness and decrease earnings volatility. The purchase of the two strategic water infrastructure assets assists in furthering our ongoing strategy of cash flow predictability by adding long-term contracts under acreage dedications and minimum volume commitments and provides us with significant scale and capabilities that will facilitate high-quality execution for our customers. The purchase of the natural gas liquids terminals and the Ambassador Pipeline complement our existing natural gas liquids portfolio, provides strategic access to water for international import and export activity and also creates additional opportunities for new and existing customers to supply their business.

We believe these collective actions have substantially simplified our business mix and has allowed us to focus on what we believe are the core areas of our business and improved our overall financial position. These transactions are expected to position us for sustained growth in the future.

For more information regarding our results of operations and reportable segments, see Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our consolidated financial statements included in this Annual Report. For more information regarding our dispositions and acquisitions transactions and the impact to our operations, see Note 17 and Note 18 to our consolidated financial statements included in this current Annual Report and our Annual Report on Form 10-K for the years ended March 31, 2021 and 2020.

Debt Refinancing

As previously disclosed, on February 4, 2021, we closed on a private offering of $2.05 billion of 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) and a new credit agreement which consisted of a $500.0 million asset-based revolving credit facility (“ABL Facility”). We used the net proceeds from the issuance to repay all outstanding borrowings under and terminate our former revolving credit facility and our term credit agreement, as well as to pay fees and expenses. As part of this refinancing, we also agreed to certain restricted payment provisions under the 2026 Senior Secured Notes and ABL Facility, one of which was the suspension of the quarterly common unit distributions, which began with the quarter ended December 31, 2020, and all preferred unit distributions, which began with the quarter ended March 31, 2021.

On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023.

For additional information related to the ABL Facility and 2026 Senior Secured Notes, see Note 7 to our consolidated financial statements included in this Annual Report.

Primary Service Areas

The following map shows the primary service areas of our businesses at March 31, 2022:

Corporate Offices
Key Operating Basins
Water Solutions Facilities
Crude Oil Terminals
Grand Mesa Crude Oil Pipeline
Ambassador Liquids Pipeline
Liquids Terminals

Organizational Chart

The following chart provides a summarized overview of our legal entity structure at March 31, 2022:

(1)    Includes (i) NGL Water Solutions, LLC, which includes the operations of our Water Solutions segment, (ii) NGL Crude Logistics, LLC, which includes the operations of our Crude Oil Logistics segment and certain of our businesses within our Liquids Logistics segment and (iii) NGL Liquids, LLC, which includes the operations of certain of our businesses within our Liquids Logistics segment.

Our Business Strategies

Our principal business objectives are to maximize the profitability and stability of our businesses, grow our businesses in an accretive and prudent manner, and maintain a strong balance sheet. We intend to accomplish these business objectives by executing the following strategies:

•Prudently manage our balance sheet to provide us with maximum financial flexibility for funding our operations, capital projects and strategic acquisitions. Our primary focus is to reduce our absolute debt and leverage and maintain sufficient liquidity to reduce our overall leverage below 4.75 to 1.00 and reinstate the payment of distributions. We are also focused on maintaining credit metrics to manage existing and future capital requirements as well as to take advantage of market opportunities. We expect to continue to evaluate the capital markets and may opportunistically pursue financing transactions to optimize our capital structure.
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
•Achieve growth by utilizing our existing footprint of assets, investing in new assets, customers and ventures that increase volume and enhance our operations, and generate attractive rates of return. We have available capacity in many of the assets that we own and operate that can be utilized to increase cash flows with minimal incremental capital investment. We have invested and expect to continue to invest within our existing businesses to capitalize on accretive, organic growth opportunities. We also continue to pursue strategic transactions and ventures that complement and enhance our existing footprint.

Our Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies and achieve our principal business objectives because of the following competitive strengths:

•Our water processing facilities, which are strategically located near areas of high crude oil and natural gas production. Our water processing facilities are located among the most prolific crude oil and natural gas producing areas in the United States, including the Delaware Basin, the Midland Basin, the Denver-Julesburg (“DJ”) Basin and the Eagle Ford Basin. These assets are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments. Additionally, we believe that the technological capabilities of our Water Solutions business can be quickly implemented at new facilities and locations as needed. Our system located in the Northern Delaware Basin is an integrated network of large diameter produced water pipelines, recycling facilities and disposal wells that collectively provides reliable service to producer customers and would be difficult for competitors to replicate at this time.

•Our network of crude oil transportation and storage assets, which allows us to serve customers over a wide geographic area and optimize sales. Our strategically deployed terminals, towboats and barges, as well as our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to optimal markets. These operations are supported by certain long-term, fixed rate contracts with producers, refiners and marketers and include minimum volume commitments on our owned and leased pipelines.
•Our network of natural gas liquids transportation, terminal, and storage assets, which allows us to provide multiple services across the United States and Canada. Our strategically located terminals, large leased railcar fleet, shipper status on common carrier pipelines, and substantial leased storage enable us to be a preferred purchaser and seller of natural gas liquids. We have a diverse base of long-standing customers and believe that our performance metrics allow us to reliably supply, store and transport products throughout the United States and Canada.
•Our diversified operations allow us to generate more predictable and stable cash flows on a year-to-year basis. Our ability to provide multiple services to customers in numerous geographic areas enhances our competitive position. Our three business segments are diversified by geography, customer base and commodity sensitivities, which we believe provides us with more stable cash flows through the typical commodity cycles.
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

Our Businesses

Water Solutions

Overview. Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle and brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the Midland Basin in Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 656.2 million barrels of produced water across its areas of operation during the year ended March 31, 2022, we believe that we are the largest independent produced water transportation and disposal company in the United States. We currently have over 660,000 acres dedicated to our system under long-term agreements in the Northern Delaware Basin. In addition, we have several minimum volume commitments and other commercial agreements covering the Delaware, Midland, Eagle Ford, DJ and Pinedale Anticline Basins. Our focus in building our Water Solutions business has been to secure long-term, fixed fee contracts that contain minimum volume commitments, acreage dedications or similarly strong contractual relationships with large, well-capitalized producer customers.

Our core asset in the Water Solutions segment is our system located in the Northern Delaware Basin, where we own and operate the largest integrated network of large diameter produced water pipelines, recycling facilities and disposal wells. This system spans six counties in New Mexico and Texas that represent one of the most prolific crude oil producing regions in the United States with some of the most economic hydrocarbon resources and lowest break-even economics for producers. Our system has approximately 650 miles of newly-built, in-service large diameter produced water pipelines connected to 58 active saltwater disposal facilities and 122 active disposal wells. We have over 660,000 acres dedicated to the Northern Delaware system providing a multi-decade drilling inventory and significant growth opportunity.

We own or have a possessory interest in over 120,000 acres of real estate on two ranches located in Eddy and Lea Counties, New Mexico. Our two ranches include 16 commercial water permits and four strategically located brackish non-potable water facilities (including 45 brackish non-potable water wells). Additionally, on both ranches we are organically developing surface mineral mining operations, solid waste facilities, and are exploring other uses for our real estate holdings.

In February 2022, our Water Solutions segment announced a collaboration with XRI Holdings, LLC (“XRI”) to advance full cycle produced water management across operations in the Northern Delaware Basin. This collaboration will benefit from each of our unique characteristics by leveraging existing infrastructure assets, technology, and experience, as we own and operate the largest integrated produced water pipeline system in the Northern Delaware Basin and XRI is the largest produced water recycling company in the Permian Basin, allowing us the opportunity to address the greatly increasing demand for sustainable use of produced water in our customers’ completions activities. The flexible, non-exclusive nature of this joint effort allows each of us to continue to operate produced water reuse and recycling activities independent of one another. During the year ended March 31, 2022, we sold approximately 34.1 million barrels of recycled water, which includes the sale of produced water and recycled water for use in our customers’ completion activities.

Operations. We own 111 water treatment and disposal facilities, including 212 injection wells. The location and permitted processing capacities of these facilities are summarized below.

	Number of	Number of	Permitted Processing Capacity (barrels per day)
Location	Facilities	Wells	Own (1)	Lease (2)	Total
Permian Basin
Delaware Basin (3) - Texas and New Mexico	58	122	1,514,000	3,297,300	4,811,300
Midland Basin (3) - Texas	14	14	358,300	—	358,300
Eagle Ford Basin (3)(4) - Texas	22	36	549,000	362,000	911,000
DJ Basin - Colorado	13	32	393,000	162,500	555,500
Granite Wash (3) - Texas	2	3	60,000	—	60,000
Pinedale Anticline Basin (5) - Wyoming	1	4	—	90,240	90,240
Eaglebine - Texas	1	1	20,000	—	20,000
Total - All Facilities	111	212	2,894,300	3,912,040	6,806,340

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

Our customers bring produced and flowback water generated by crude oil and natural gas exploration and production operations to our facilities for treatment through pipeline gathering systems and by truck. During the year ended March 31, 2022, in the Delaware Basin we received approximately 98% of produced and flowback water via pipelines. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

Our facilities in Colorado, New Mexico and Texas dispose of produced water primarily into deep underground formations via injection wells. At our disposal facilities, we use proprietary well maintenance programs to enhance injection rates and extend the service lives of the wells.

Our facility servicing the Pinedale Anticline Basin in Wyoming has the assets and technology needed to treat the water more extensively than a typical disposal facility. At this facility, we have the option of disposing of the water in underground injection wells or recycling the water. With regard to recycling the water, we either process the water to the point where it can be returned to producers to be reused in future drilling operations (recycle quality water), which minimizes the impact on the aquifer, or we can treat the water to a greater extent, such that it exceeds the standards for drinking water, and can be returned to the ecosystem (discharge quality water).

Customers. The primary customers of our operations consist mainly of large publicly traded, oil and gas companies with diversified acreage positions across multiple leading oil and gas plays. During the year ended March 31, 2022, 69% of the revenues of our Water Solutions segment were generated from our ten largest customers of the segment.

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

Pricing Policy. We charge customers a fee per barrel of produced water received. Our contractual agreements can consist of: (a) minimum volume commitments requiring the customer to deliver a specified minimum volume of produced water over a specified period of time; (b) acreage dedications requiring the customer to deliver all volumes produced from the dedicated acreage with us; and (c) produced water pipeline and trucked disposal agreements providing interruptible service in exchange for a fee per barrel of produced water received. We also generate revenue from the sale of crude oil we recover in processing the produced water. In addition, we may charge fees for the sale of produced water for reuse by our customers, pipeline transportation fees, pipeline interconnection fees and solids disposal fees.

Trade Names. Our Water Solutions segment operates primarily under the NGL Water Solutions and Anticline Disposal trade names.

Technology. We hold multiple patents for processing technologies. We believe that the technological capabilities of our Water Solutions business can be quickly implemented at new facilities and locations.

Crude Oil Logistics

Overview. Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines. Our operations are concentrated in and around four prolific crude oil producing regions in the United States - the DJ Basin in Colorado, the Permian Basin in Texas and New Mexico, the Eagle Ford Basin in Texas and the United States Gulf Coast.

Our foundational asset in this segment is the Grand Mesa Pipeline (“Grand Mesa”), a 550-mile pipeline that transports crude oil from its origin in Weld County, Colorado to our terminal in Cushing, Oklahoma. Grand Mesa commenced operations on November 1, 2016 and has operated continuously since then. The main line portion of this pipeline is comprised of an undivided interest with Saddlehorn Pipeline Company, LLC (“Saddlehorn”) in which we have the right to use 150,000 barrels per day of capacity of the pipeline. During the year ended March 31, 2022, approximately 28.4 million barrels (volume amounts are from both internal and external parties) of crude oil were transported on the Grand Mesa Pipeline. Operating costs associated with Grand Mesa are allocated to us based on our proportionate ownership interest and throughput. We also own and operate origin terminals at Lucerne and Riverside, Colorado, where we aggregate crude volumes of different types and grades and store them until they are ready for transfer to our Grand Mesa Pipeline. The Lucerne terminal has 950,000 barrels of operational tankage and a 12 bay truck loading facility. The Riverside terminal has 20,000 barrels of storage and a four bay truck loading facility.

Through our undivided interest in the Grand Mesa Pipeline, we have sufficient capacity to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We retained ownership of our previously acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements, to the extent such easements remain in effect, for projects involving the transportation of crude oil and condensate.

We own and operate a large scale crude oil terminal located in Cushing, Oklahoma with 3,626,000 barrels of storage capacity, seven off-loading lease automatic custody transfer units (“LACTs”), a full control room, on-site laboratory, and three 24-inch bi-directional pipelines each capable of moving 360,000 barrels per day. The terminal features advantaged connectivity to other terminals and pipelines including important connections to our Grand Mesa Pipeline and to TC Energy’s terminal with access to the United States Gulf Coast via Marketlink. Our terminal is situated on 200 acres and is designed to be expanded based on customer demand. Cushing is one of the most liquid crude oil trading hubs in the world and is the delivery point for the West Texas Intermediate futures contracts.

We own and operate a crude oil marine terminal in Point Comfort, Texas with 355,000 barrels of storage capacity, six off-loading LACTs and three docks (two for ocean-going barges and ships and one for inland barges).

We own and operate a crude oil pipeline and marine terminal in Houma, Louisiana with 288,000 barrels of storage capacity, two off-loading LACTs, a brown water barge dock and two 12-inch bi-directional pipelines each capable of moving 120,000 barrels per day with connectivity to Shell’s Zydeco System.

Operations. We purchase crude oil from producers and marketers and transport it to refineries or for resale. Our strategically deployed terminals, towboats and barges, as well as our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to optimal markets.

We currently transport crude oil using the following assets:

•The Grand Mesa Pipeline, which is described above, and 20 other common carrier pipelines owned by third parties;
•396 owned and 210 leased railcars (all of which are leased or subleased to third parties); and
•13 owned towboats and 24 owned barges operating primarily in the intercoastal waterways of the United States Gulf Coast and along the Mississippi and Arkansas River systems. We purchased an additional barge in April 2022.

All of our 396 owned railcars and 210 leased railcars are compliant with the standards for railcars built subsequent to 2011 for the commodities they are transporting. (See Part I, Item 1 “Government Regulation”).

We also own 27 strategically located pipeline injection stations, the locations of which are summarized below.

State	Number of Pipeline Injection Stations
Texas	13
New Mexico	6
Oklahoma	5
Kansas	3
Total	27

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2022, 90% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment, of which CITGO Petroleum Corporation accounted for 12.8% of our consolidated revenues for the year ended March 31, 2022. Sales to this customer occur mainly out of our crude oil terminal in Cushing, Oklahoma.

Additionally, certain key customers of the Crude Oil Logistics segment contribute significantly to the cash flows and profitability of the organization. Any loss of those customers or their contracts could have an adverse impact on our financial results.

Competition. Our Crude Oil Logistics segment faces significant competition, as many entities are engaged in the crude oil logistics business, some of which are larger and have greater financial resources than we do. The primary factors on which we compete are:

•price;
•availability of supply and refinery demand;
•reliability of service;
•open credit;
•logistics capabilities, including the availability of railcars, proprietary terminals, and owned pipelines, barges, railcars and towboats; and
•long-term customer relationships.

Supply. We obtain crude oil from a large base of suppliers, which consists primarily of crude oil producers. We currently purchase crude oil from approximately 350 producers at approximately 5,700 leases.

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

Our profitability is impacted by forward crude oil prices. Crude oil markets can either be in contango (a condition in which forward crude oil prices are greater than spot prices) or can be in backwardation (a condition in which forward crude oil prices are lower than spot prices). Our Crude Oil Logistics segment benefits when the market is in contango, as increasing prices result in inventory value gains during the time between when we purchase the inventory and when we sell it. In addition, we are able to better utilize our storage assets when contango markets justify storing barrels. When markets are in backwardation, our inventory values decrease during the time period between when we purchase inventory and when we sell it and the declining prices also typically have an unfavorable impact on our storage tank lease rates. To help mitigate the impact of changing prices, we enter into derivative instruments to hedge our inventory.

Trade Names. Our Crude Oil Logistics segment operates primarily under the NGL Crude Logistics, NGL Crude Transportation, NGL Marine, NGL Crude Terminals and NGL Crude Cushing trade names.

Liquids Logistics

Overview. Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 24 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and expect to commence operations on our propane pipeline in Michigan in June 2022. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment. During the year ended March 31, 2022, we sold approximately 2.8 billion gallons of natural gas liquids, refined products and renewables products, or 7.61 million gallons (approximately 181,000 barrels) per day.

Operations. We procure natural gas liquids from refiners, natural gas processing plants, producers and other resellers for delivery to leased or owned storage space, common carrier pipelines, railcar terminals, and direct to certain customers. Our customers take delivery by loading natural gas liquids into transport vehicles from common carrier pipeline terminals, private terminals, our terminals, directly from refineries and rail terminals, and by railcar.

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

We purchase butane from refiners during the summer months, when refiners have a greater butane supply than they need, and sell butane to refiners during the winter blending season, when demand for butane is higher. We utilize a portion of our railcar fleet and a portion of our leased underground storage to store butane for this purpose. We also transport customer-owned natural gas liquids on our leased railcars and charge the customers a transportation service fee as well as sublease railcars to certain customers. Our owned and leased terminals and railcar fleet give us the opportunity to access markets throughout the United States, and to move product to locations where demand is highest. We provide transportation, storage, and throughput services to third parties at our facilities at Port Hudson, Louisiana and Chesapeake, Virginia.

We purchase refined petroleum and renewable products primarily in the Gulf Coast, West Coast and Midwest regions of the United States and schedule them for delivery at various locations throughout the country. We conduct just-in-time sales at a nationwide network of terminals owned by third parties via rack spot sales or delivered sales that do not involve continuing contractual obligations to purchase or deliver product. Rack spot sales are priced and delivered on a daily basis through truck loading racks. At the end of each day for each of the terminals that we market from, we establish the next day selling price for each product for each of our delivery locations. We announce or “post” to customers via website, e-mail, and telephone communications the rack spot sale price of various products for the following morning. When customers decide to purchase product from us, we purchase the same volume of product from a supplier at a previously agreed-upon price. For these just-in-time transactions, our purchase from the supplier occurs at the same time as our sale to our customer. Typical rack spot sale purchasers include commercial and industrial end users, independent retailers and small, independent marketers who resell product to retail gasoline stations or other end users. Our selling price of a particular product on a particular day is a function of our supply at that delivery location or terminal, our estimate of the costs to replenish the product at that delivery location, and our desire to reduce product volume at that particular location that day. A significant percentage of our business is priced on a back-to-back basis which minimizes our commodity price exposure.

The following table summarizes the location of our facilities and respective storage capacity and interconnects to those facilities.

		Storage Capacity (in gallons)
Location	Number of Facilities	Own (1)	Lease (2)	Total	Terminal Interconnects
Virginia	2	20,720,000	—	20,720,000	Rail Facility; Marine Facility
Arkansas	3	3,765,000	90,000	3,855,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Minnesota	1	1,829,000	—	1,829,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Missouri	2	1,770,000	—	1,770,000	Connected to Phillips66 Blue Line Pipeline
Indiana	1	1,530,000	—	1,530,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Wisconsin	2	714,000	390,000	1,104,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Massachusetts	2	668,400	120,000	788,400	Rail Facility
Louisiana	1	720,000	—	720,000	Truck Facility
Washington	3	300,000	355,000	655,000	Rail Facility
Illinois	1	480,000	—	480,000	Connected to Phillips66 Blue Line Pipeline
Michigan	1	480,000		480,000	Connected to Ambassador Pipeline
New York	1	—	270,000	270,000	Rail Facility
Pennsylvania	1	180,000	—	180,000	Rail Facility
Maine	1	—	120,000	120,000	Rail Facility
Vermont	1	—	120,000	120,000	Rail Facility
United States Total	23	33,156,400	1,465,000	34,621,400

Ontario, Canada	1	—	120,000	120,000	Truck Facility
Canada Total	1	—	120,000	120,000

Total	24	33,156,400	1,585,000	34,741,400

(1)    These facilities are located on lands we own.
(2)    These facilities are located on lands we lease.

We have operating agreements with third parties for certain of our terminals. The terminals in East St. Louis, Illinois and Jefferson City, Missouri are operated for us by a third party for a monthly fee under an operating and maintenance agreement that expires in November 2022. The terminal in St. Catharines, Ontario, Canada is operated by a third party under a year-to-year agreement.

We own the land on which 15 of the 24 natural gas liquids terminals are located and we either have easements or lease the land on which the remaining terminals are located.

We own a natural gas liquids terminal that supports refined products blending in Port Hudson, Louisiana, and a marine export/import terminal in Norfolk, Virginia. The Port Hudson terminal is located near Baton Rouge, Louisiana, and is in proximity to other refined products infrastructure along the Colonial pipeline. This truck unloading and storage facility allows for the aggregation and supply of butane and naphtha for motor fuel blending and consists of storage tanks with a total capacity of 720,000 gallons. The Chesapeake facility is a marine export/import terminal situated upstream of Norfolk, Virginia on the Elizabeth River. The site includes a proprietary dock with the capacity to berth handy-sized vessels (a dry bulk carrier of an oil tanker with a capacity between 15,000 and 35,000 dead weight tonnage) to very large gas carriers (a carrier capable of loading anywhere between 100,000 cubic meters to 200,000 cubic meters of natural gas), truck loading and off-road racks along with 22 railcar spots, with service provided by Norfolk Southern Railroad. The facility has an aggregate storage capacity of 20,378,000 gallons.

We own 25 transloading units, which enable customers to transfer product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most convenient for customers to transfer their product.

We own the Ambassador Pipeline, an approximately 225-mile propane pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan. We are currently working on a Marysville, Michigan connection, which has an estimated completion date of June 2022 and will allow the Ambassador Pipeline to be fully operational. The Wheeler propane terminal, in central Michigan, was fully permitted and operational on February 1, 2022. These assets complement our existing assets in the upper Midwest and will expand our presence in Michigan, one of the top propane markets in the United States.

We utilize a fleet of approximately 4,400 high-pressure and general purpose leased railcars of which 34 railcars are subleased by third parties.

We lease storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.

The following table summarizes our significant leased storage space at natural gas liquids and refined products storage facilities and interconnects to those facilities:

	Leased Storage Space (in gallons)
Storage Facility Location	Beginning April 1, 2022	At March 31, 2022	Storage Interconnects
Kansas	56,700,000	56,700,000	Connected to Enterprise Mid-America Pipeline, NuStar Pipelines and ONEOK North System Pipeline; Rail Facility; Truck Facility
Michigan	22,260,000	10,500,000	Rail Facility; Truck Facility
Utah	8,400,000	22,050,000	Rail Facility
Missouri	7,560,000	7,560,000	Truck Facility
Arizona	7,056,000	7,056,000	Rail Facility; Truck Facility
Texas	4,410,000	4,410,000	Connected to Enterprise Texas Eastern Products Pipeline; Truck Facility
Mississippi	2,100,000	2,520,000	Connected to Enterprise Dixie Pipeline; Rail Facility
Oregon	554,400	554,400	Connected to Kinder Morgan Pipeline and Olympic Pipeline
United States Total	109,040,400	111,350,400

Ontario, Canada	8,467,200	15,750,000	Rail Facility
Alberta, Canada	3,970,092	3,440,800	Connected to Cochin Pipeline; Rail Facility
Canada Total	12,437,292	19,190,800

Total	121,477,692	130,541,200

Customers. Our Liquids Logistics segment serves approximately 1,300 customers in 48 states, Mexico and Canada, including national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. During the year ended March 31, 2022, 22% of the revenues of our Liquids Logistics segment were generated from our ten largest customers of the segment.

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

The demand for gasoline typically peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. However, the demand for diesel typically peaks during the fall and winter months due to colder temperatures, and peaks in the Midwest during spring planting and fall harvest.

Competition. Our Liquids Logistics segment faces significant competition from other natural gas liquids wholesalers, trading companies and companies involved in the natural gas liquids midstream industry (such as terminal and refinery operations), some of which have greater financial resources than we do. The primary factors on which we compete are:

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

Trade Names. Our Liquids Logistics segment operates primarily under the NGL Supply Wholesale, NGL Supply Terminal Company, Centennial Energy, NGL Crude Logistics and Centennial Gas Liquids trade names.

Human Capital

At March 31, 2022, we had 842 employees in 28 states and Canada. Of those employees, 220 provide work primarily for our Water Solutions segment, 245 provide work primarily for our Crude Oil Logistics segment, 169 provide work primarily for our Liquids Logistics segment, and 208 provide administrative services to the various business segments. NGL is an equal-opportunity employer, and our employee handbook underscores that commitment, with policies prohibiting discrimination, harassment, and retaliation.

We understand the importance of competitive benefits packages for the health and welfare of our employees and for our ability to recruit and retain the best talent. In that regard, at the end of fiscal year 2021, we implemented $20 per hour minimum wage for all regular, full-time employees. More than 95% of our eligible employees participate in the NGL 401(k) Plan, and we increased our employer match in our 401(k) Plan in fiscal year 2021. In addition, we provide access to a traditional PPO, or a high-deductible medical plan including a health savings account with employer contributions; a flexible spending account option for those not enrolled in the high-deductible medical plan; a dental plan; a vision plan; an Employee Assistance Plan including free counseling for employees and members of their household; company-paid short-term disability coverage; voluntary long-term disability coverage; company-paid life and AD&D coverage; and voluntary life and AD&D coverage options for employees and their family members.

Our operations are guided by specific health and safety protocols. We endeavor to conduct our business in a manner that meets or exceeds applicable health and safety regulations and minimizes risk, both to our employees and the communities where we operate. Our environmental, health and safety team:

•    Advises on safety and industrial hygiene regulatory requirements and best practices;
•    Develops safety procedures and guidelines;
•    Conducts safety inspections;
•    Advises on strategies to improve safety and health performance; and
•    Designs and conducts safety and industrial hygiene training courses.

As part of this effort, we have implemented an enterprise management information system designed to help us achieve a better understanding of our performance, identify root causes of incidents, and where appropriate, implement necessary mitigations.

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

Exploration and production operations and water disposal facilities are subject to various types of federal, state and local regulation, including, but not limited to, permitting, well location, methods of drilling, well operations, and conservation of resources. These regulations may affect our businesses and the businesses of certain of our customers and suppliers. It is not possible to predict how or when regulations affecting our operations or our customers’ or suppliers’ operations might change.

Regulation of the Transportation and Storage of Natural Gas and Oil and Related Facilities. The FERC regulates oil pipelines under the Interstate Commerce Act and natural gas pipeline and storage companies under the Natural Gas Act, and Natural Gas Policy Act of 1978 (the “NGPA”), as amended by the Energy Policy Act of 2005. The Grand Mesa Pipeline became operational on November 1, 2016 and has several points of origin in Colorado, runs from those origin points through Kansas and terminates in Cushing, Oklahoma. The transportation services on the Grand Mesa Pipeline are subject to FERC regulation. In February 2018, the FERC issued a revised policy to disallow income tax allowance cost recovery in rates charged by pipeline companies organized as master limited partnerships. The FERC’s revised policy impacts cost-of-service rates on oil pipelines. Currently, the volumes of crude oil that are transported on the Grand Mesa Pipeline are subject to contractual agreements. Therefore, the FERC’s revised policy has not impacted the Grand Mesa Pipeline at the present time. Additionally, contracts we enter into for the interstate transportation or storage of crude oil or natural gas may be subject to FERC regulation including reporting or other requirements. In addition, the intrastate transportation and storage of crude oil and natural gas is subject to regulation by the state in which such facilities are located, and such regulation can affect the availability and price of our supply, and have both a direct and indirect effect on our business.

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
•informing decision-making regarding construction activities, such as where to locate and where not to locate a facility; e.g., locating construction activities away from sensitive environmental, cultural or historic areas, including wetlands, coastal regions or areas inhabited by endangered or threatened species, and limiting or prohibiting construction activities during certain sensitive periods, such as when threatened or endangered species are breeding/nesting;
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

RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of solid and hazardous wastes. Under a delegation of authority from the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain wastes associated with the production of oil and natural gas, as well as certain types of petroleum-contaminated media and debris, are excluded from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated as solid waste under RCRA’s less stringent Subtitle D, state laws or other federal laws. It is possible, however, that certain wastes now classified as non-hazardous solid waste could be classified as hazardous wastes in the future and thereby be subject to more rigorous and costly disposal requirements. Legislation has been proposed from time to time in Congress to regulate certain oil and natural gas wastes as “hazardous wastes under RCRA.” Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our consolidated results of operations and financial position.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of GHGs under existing provisions of the CAA. During the Obama Administration, the EPA finalized three rules that regulate GHG emissions from certain sources in the oil and natural gas industry, including New Source Performance Standards for the Oil and Natural Gas Sector (“GHG NSPS”), which became effective on August 2, 2016. During the Trump Administration, rulemaking was undertaken resulting in a substantial relaxation in the GHG NSPS’s requirements, including those relating to fugitive emissions, pneumatic pump standards, and closed vent system certification, among other things, which were finalized on August 13, 2020. The Biden Administration announced its intention to review the revisions to the GHG NSPS in President Biden’s January 20, 2021 Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On November 15, 2021, the EPA issued a proposal to revise the GHG NSPS regulations that, if finalized, would require methane emissions reductions and implementation of a fugitive emissions monitoring and repair program. The public comment period closed on January 31, 2022, and the EPA has announced its intention to issue a supplemental proposal in 2022 that may expand on or modify the 2021 proposal in response to public input. If these regulations are finalized or other future GHG regulations are more stringent, it could require us to incur costs to reduce emissions of GHGs associated with our operations and also could adversely affect demand for the products that we transport, store, process, or otherwise handle in connection with our services.

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

The Pipeline Safety Act of 1992 added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in high consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain United States crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. In January 2012, the federal government passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”). This act provides for additional regulatory oversight of the nation’s pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT’s other initiatives. The 2011 Pipeline Safety Act increased the maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm from $1 million to $2 million. In addition, this law established additional safety requirements for newly constructed pipelines. The law also provides for (i) additional pipeline damage prevention measures; (ii) allowing the Secretary of Transportation to require automatic and remote-controlled shut-off valves on new pipelines; (iii) requiring the Secretary of Transportation to evaluate the effectiveness of expanding pipeline integrity management and leak detection requirements; (iv) improving the way the DOT and pipeline operators provide information to the public and emergency responders; and (v) reforming the process by which pipeline operators notify federal, state and local officials of pipeline accidents. In recent years, Congress has strengthened PHMSA’s safety authority and repeatedly extended it, most recently in the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020.

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
•Increasing interest rates could impact our financing costs, common unit price, distributions on our Class B Preferred Units (as defined herein) and Class C Preferred Units (as defined herein) and our ability to issue equity and incur debt.
Risks Related to the Operations of Our Business
•Our dependence on the ability and willingness of other parties to explore for and produce crude oil and natural gas.
•Declining demand for hydrocarbons, commodity prices and production volumes, inventory risk, the availability of transportation and storage capacity, and increased transportation and leasing costs.
•Competition from other midstream, transportation, and terminaling and storage companies.
•Interruption of service at our principal storage facilities or on common carrier pipelines or railroads.
•Fees charged to customers for products and services may not cover increases in costs.
•Risk management procedures and the use of derivative financial instruments.
•Reduced demand for our products due to energy efficiency, new technologies and alternative energy sources.
•Seasonal weather conditions, including warm winter weather, natural or man-made disasters, pandemics, terrorism and political unrest.
•Our ability to successfully complete, integrate and operate accretive acquisitions and organic growth projects.
•Constructing new transportation systems and facilities subjects us to construction risks.
•Opposition from various groups to the operation of our pipelines and facilities.
•Our dependence on the leadership, involvement and retention of key and qualified personnel.

Risks Related to Regulatory Compliance
•Impact of executive orders and federal, state, provincial and local laws and regulations with respect to environmental, including climate change, safety and other regulatory matters, including initiatives relating to our hydraulic fracturing customers and saltwater disposal wells.
•FERC jurisdiction over our current and potential future operations.
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
•The IRS (as defined herein) may challenge certain income tax positions, methodologies or treatments that we have taken, and pursuant to the Bipartisan Budget Act of 2015, may make audit adjustments to our income tax returns for tax years beginning after 2017.
•Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
•Certain action we take, such as issuing additional units, may increase a unitholder’s tax liability.
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

We may not have sufficient cash to enable us to fund our operations, repay indebtedness or pay distributions. The distribution to our common unitholders may only be made from cash available for distribution after the preferred quarterly distribution to which our preferred units are entitled. The amount of cash we will have to fund our operations, repay indebtedness or pay distributions principally depends on the amount of cash we generate from our operations, not profitability, which will fluctuate from quarter to quarter based on, among other things:

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

•fluctuations in working capital needs;
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

The board of directors of our general partner decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet, among other things, the 4.75 to 1.00 total leverage ratio set forth within the indenture of the 2026 Senior Secured Notes. This resulted in the suspension of the quarterly common unit distributions, which began with the quarter ended December 31, 2020, and all preferred unit distributions, which began with the quarter ended March 31, 2021.

Our substantial indebtedness may limit our flexibility to obtain financing and to pursue other business opportunities and our ability to service our debt could impact operations.

At March 31, 2022, the face amount of our long-term debt was $3.4 billion. Our level of debt could have important consequences to us, including the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make principal and interest payments on our debt;
•lower availability under our ABL Facility caused by a higher level of borrowings on the ABL Facility could make it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a portion of our then-outstanding ABL Facility borrowings;
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

The provisions of the ABL Facility and Indentures may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of these agreements could result in a default or an event of default that could enable our lenders, subject to the terms and conditions, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral we granted them to secure our debts under our 2026 Senior Secured Notes and ABL Facility. If the payment of our debt is accelerated, defaults under our other debt instruments, if any then exist, may be triggered, and our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

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

Increasing interest rates could impact our financing costs and our common unit price, our ability to issue equity or incur debt, and our ability to make cash distributions at our intended levels.

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

Moreover, the market price of our common units, like with other yield-oriented securities, may be impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, increases or decreases in interest rates may affect the yield requirements of investors who invest in our common units. A rising interest rate environment could have an adverse impact on our common unit price and our ability to issue equity or incur debt for acquisitions or other purposes and could affect our ability to make payments on our debt obligations and cash distributions at our intended levels.

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

We depend on the ability and willingness of other entities to make operating and capital expenditures to explore for, develop, and produce crude oil and natural gas in the United States and Canada, and to extract natural gas liquids from natural gas, as well as the availability of necessary pipeline transportation and storage capacity. Customers’ expectations of lower market prices for crude oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing business opportunities and demand for our services and equipment. Actual market conditions and producers’ expectations of market conditions for crude oil and natural gas liquids may also cause producers to curtail spending, thereby reducing business opportunities and demand for our services.

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

Declining crude oil prices and crude production volumes could adversely impact our Water Solutions and Crude Oil Logistics segments.

The volume of water we process and crude oil we transport is driven in large part by the level of crude oil production in the areas in which we operate. Lower crude oil prices provide the producers with less incentive to spend on capital expenditures, which results in fewer drilling rigs and lower amounts of crude oil production, which negatively impacts our crude oil transportation and produced water disposal volumes. In addition, a portion of our profitability in our Water Solutions business is generated from the sale of crude oil that we recover when processing produced water, and lower crude oil prices have an adverse impact on these sales if not hedged. A decline in crude oil prices or a prolonged period of low crude oil prices could have an adverse effect on our businesses.

Our profitability could be negatively impacted by price and inventory risk related to our business.

The Crude Oil Logistics and Liquids Logistics segments are “margin-based” businesses in which our realized margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in product prices caused by changes in supply, pipeline transportation and storage capacity or other market conditions.

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

One of the strategies of our Liquids Logistics segment is to purchase refined products in the Gulf Coast and West Coast and transport the product on third-party pipelines for sale in the Southwest. We are subject to the risk of a price decline between the time we purchase refined products and the time we sell the products. We seek to mitigate this risk by entering into

NYMEX futures contracts. However, price changes in locations where we operate do not correspond directly with changes in prices in the NYMEX futures market, and as a result these futures contracts cannot be perfect hedges of our commodity price risk.

We are affected by competition from other midstream, transportation, and terminaling and storage companies, some of which are larger, more firmly established and may have greater resources than we do.

We experience competition in all of our segments. In our Liquids Logistics segment, we compete for natural gas liquids supplies and also for customers for our services. Our competitors include major integrated oil companies, other midstream or wholesale marketing companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. Our natural gas liquids terminals compete with other terminaling and storage providers in the transportation and storage of natural gas liquids. Natural gas and natural gas liquids also compete with other forms of energy, including electricity, coal, fuel oil and renewable or alternative energy. Our Liquids Logistics segment is also seeing increased competition for supply from international markets. We also face significant competition for refined products supplies and customers for those services.

Our Crude Oil Logistics segment faces significant competition for crude oil supplies and customers for our services. These operations also face competition from transportation companies for incremental and marginal volumes in the areas we serve. Further, our crude oil terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Our Water Solutions segment is in direct and indirect competition with other businesses, including disposal and other produced water treatment businesses.

We can make no assurance that we will compete successfully in each of our lines of business. If a competitor attempts to increase market share by reducing prices, we may lose customers, which could reduce our revenues.

Our business would be adversely affected if service at our principal storage facilities or on common carrier pipelines or railroads we use is interrupted.

We use third-party common carrier pipelines to transport our products and we use third-party facilities to store our products. Any significant interruption in the service at these storage facilities or on common carrier pipelines we use would adversely affect our ability to obtain and deliver products. We transport natural gas liquids and biodiesel by railcar. We do not own or operate the railroads on which these railcars are transported. Any disruptions in the operations of these railroads could adversely impact our ability to deliver product to our customers.

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

We own natural gas liquids and crude oil terminals and lease storage capacity from third-party natural gas liquids and refined product terminals. The facilities depend on pipelines, railroads, truck transports, and storage systems that are owned and operated by third parties. Any interruption of service at the terminals, or on pipeline, railroad or lateral connections or adverse change in the terms and conditions of services could have a material adverse effect on our ability, and the ability of our customers, to transport product to and from our facilities and have a corresponding material adverse effect on our revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities impact the utilization and value of our terminals. We have historically been able to pass through the costs of pipeline transportation to our customers. However, if competing pipelines do not have similar annual tariff increases or service fee adjustments, such increases could affect our ability to compete, thereby adversely affecting our revenues.

The fees charged to customers under our agreements with them for the transportation and sale of crude oil, condensate, natural gas liquids, gasoline, diesel, and biodiesel and the disposal of produced water may not escalate sufficiently to cover increases in costs and the agreements may be suspended in some circumstances, which would affect our profitability.

Our costs may increase more rapidly than the fees that we charge to customers pursuant to our contracts with them. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the production of or the supply of crude oil, condensate, and/or natural gas liquids are curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs, or if any customer suspends or terminates its contracts with us, our profitability could be materially and adversely affected.

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

Basis risk describes the inherent market price risk created when a commodity of a certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of timing risk. In a backwardated market (when prices for future deliveries are lower than current prices), timing risk is created. In these instances, physical inventory generally loses value as the price of such physical inventory declines over time. Timing risk cannot be entirely eliminated, and basis exposure, particularly in backwardated or other adverse market conditions, can adversely affect our consolidated financial position and results of operations.

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

Any sustained decrease in demand for refined products in the markets we serve could reduce our cash flow. Factors that could lead to a decrease in market demand include:

•a recession, rising inflation, or other adverse economic condition that results in lower spending by consumers on gasoline, diesel, and travel;
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

Weather conditions, including warm winters or dry or warm weather in the harvest season, may reduce the demand for propane, which could have a material adverse effect on our results of operations, cash flows, financial condition or liquidity.

Weather conditions have a significant impact on the demand for propane for heating and agriculture purposes. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

The widespread outbreak pandemics (like COVID-19) or any other public health crises that impacts the global demand for energy commodities may have material adverse effects on our business, financial position, results or operations and/or cash flows.

We face risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of our control and could significantly disrupt our operations and adversely affect our financial condition. For example, the global spread of COVID-19 has caused business disruption, including disruption to the oil and gas industry. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of the financial and commodity markets. The full extent of the impact of a pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for natural gas liquids, crude oil and refined products (including the impact that reductions in travel, manufacturing and consumer product demand have had and will have on the demand for energy commodities), produced water disposal services and the availability of personnel, equipment and services critical to our ability to operate our assets and the impact of potential governmental restrictions on travel, transportation and operations.

The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will also depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while we expect this matter will continue to disrupt our operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.

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

We depend on the leadership and involvement of key personnel for the success of our businesses, and we compete with other businesses to attract and retain qualified personnel.

We have certain key individuals in our senior management who we believe are critical to the success of our business. The loss of leadership and involvement of those key management personnel could potentially have a material adverse impact on our business and possibly on the market value of our common units. Further, we compete with other businesses to attract and retain qualified employees and a tight labor market may cause our labor costs to increase. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers.

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

Our operations, including those involving crude oil, condensate, natural gas liquids, refined products, renewables, and crude oil and natural gas produced water, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. We face inherent risks of incurring significant environmental costs and liabilities due to handling of produced water and hydrocarbons, such as crude oil, condensate, natural gas liquids, gasoline, diesel, and biodiesel. For instance, our Water Solutions business carries with it environmental risks, including the risk of leakage from the treatment plants to surface or subsurface soils, surface water or groundwater, or accidental spills. Our Crude Oil Logistics and Liquids Logistics segments carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the impairment or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries.

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

Furthermore, our customers in the oil and gas production industry are subject to certain environmental laws and regulations that may impose significant costs and liabilities on them. In April 2022, the state of New Mexico adopted new air quality rules that aim to eliminate hundreds of millions of pounds of harmful emissions annually from oil and gas production in New Mexico. Compliance with these new rules is expected to begin in the summer of 2022. Any significant increased costs or restrictions placed on our customers to comply with environmental laws and regulations could affect their production output significantly. Such an effect on our customers could materially and adversely affect our utilization and profitability by reducing demand for our services. The adoption or implementation of any new regulations imposing additional reporting obligations on GHG emissions, or limiting GHG emissions from our equipment and operations, could require us to incur significant costs. As is generally understood regarding the regulatory landscape, there can be no guarantee that these or future rules affecting our operations will not have material effects on our consolidated results of operations and financial position.

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

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates recently elected to public office. These have included promises to limit emissions and curtail the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. For example, on January 27, 2021, President Biden issued an Executive Order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. Separately, on January 20, 2021, the Acting Secretary of the United States Department of the Interior issued an order that, among other things, imposed a 60-day moratorium on the issuance of fossil fuel authorizations, including leases and permits, on federal lands. Although the order says it does not limit existing operations under valid leases, on January 27, 2021, President Biden signed an Executive Order indefinitely suspending new oil and gas leasing on federal lands, pending completion of a review of the federal government’s oil and gas permitting and leasing practices. While the United States Department of the Interior announced on April 15, 2022 that it will resume oil and gas leasing on public lands following a federal court’s decision, the topic of oil and gas leasing on public land remains politically fraught, as the announcement indicates that federal land available for oil and gas leasing will be reduced by 80 percent from the acreage originally nominated due to environmental and climate concerns. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under shareholder and consumer production laws, alleging that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts.

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

Hydraulic fracturing is a common practice within the oil and gas exploration and production process, including within those fields where our Water Solutions and Crude Oil Logistics segments operate. The practice of hydraulic fracturing is a well-stimulation technique utilized to facilitate the production of oil and natural gas and other hydrocarbon condensates from shale and tight conventional formations. The exploration and production process, including the practice of hydraulic fracturing, is subject to regulation by state and federal authorities. Jurisdiction and applicable regulatory requirements can vary depending on the location of the activity. The process of hydraulic fracturing has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that the practice could be responsible for incidents of induced seismicity and that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies. New laws or regulations, or changes to existing laws or regulations in response to this perceived threat may adversely impact the oil and gas drilling industry. Any current or proposed restrictions on hydraulic fracturing could lead to operational delays or increased operating costs and regulatory burdens that could make it more difficult or costly to perform hydraulic fracturing which would negatively impact our customer base resulting in an adverse effect on our profitability. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal lands, and on January 27, 2021, the United States Department of the Interior acting pursuant to an Executive Order from President Biden suspended the federal oil and gas leasing program indefinitely. Although the United States Department of Interior recently announced the resumption of onshore oil and gas leasing, the program is being significantly reformed, with 80 percent less land available for leasing from the acreage originally nominated. Actions such as these could have a material adverse effect on us and our industry.

Federal and state legislation and regulatory initiatives relating to saltwater disposal wells could result in increased costs and additional operating restrictions or delays and could harm our business.

The water disposal process is primarily regulated by state oil and gas authorities. This water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has contributed to specific induced seismic events. New laws or regulations, or changes to existing laws or regulations, in response to this perceived threat may adversely impact the water disposal industry.

On certain specific occasions, state regulatory agencies could request that we suspend operations at a disposal facility, pending further study of its potential impact on seismic activity. In one specific instance, we limited the water into a disposal well and redirected the flow of water to a different area of the geologic formation in order to address such concerns. Recently, in December 2021, as a result of increased seismic activity, the Texas Railroad Commission suspended all deep oil and gas produced water injection in an area which spans approximately 100 square miles in Midland and Ector counties, which directly impacted one of our idled disposal wells. We are currently in the process of plugging and abandoning the idled disposal well.

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

Despite the fact that we are a limited partnership under Delaware law, a publicly traded partnership such as us will be treated as a corporation for federal income tax purposes unless, for each taxable year, 90% or more of its gross income is “qualifying income” under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas, natural gas products, and crude oil or other passive types of income such as certain interest and dividends and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. Although we do not believe, based upon our current operations, that we are treated as a corporation, we could be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.

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

Because we expect to be treated as a partnership for United States federal income tax purposes, our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, our unitholders may be allocated taxable income and gain resulting from the sale and may not receive a common unit distribution. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any common unit distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income, recently issued Treasury Regulations, which are effective for our taxable years beginning on or after January 1, 2020, provide that a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified publicly traded partnership income. As a result, income attributable to a guaranteed payment for the use of capital recognized by holders of Preferred Units is not eligible for the 20% deduction for qualified publicly traded partnership income. All holders of our Preferred Units are urged to consult a tax advisor to determine whether they are eligible to receive the 20% deduction for qualified publicly traded partnership income with respect to their Preferred Units.

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

The deterioration in the financial condition of one or more of our significant customers or counterparties could result in their failure to perform under the terms of their agreement with us or default in the payment owed to us. Our customers and counterparties include industrial customers, local distribution companies, crude oil and natural gas producers, financial institutions and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. While we manage our credit risk exposure through credit analysis, credit approvals, establishing credit limits, requiring prepayments (partially or wholly) or other surety, requiring product deliveries over defined time periods, and credit monitoring, we are unable to completely eliminate the performance and credit risk to us associated with doing business with these parties. In a low commodity price environment, certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. The deterioration in the creditworthiness of our customers and the resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivables or tangible and intangible assets. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could materially or adversely affect our business, financial condition, results of operations, and cash flows. We expect to continue to depend on key customers to support our revenues for the foreseeable future. The loss of key customers, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations. Additionally, certain key customers of the Grand Mesa Pipeline contribute significantly to the cash flows and profitability of that asset. Any loss of those customers or their contracts could have an adverse impact on our financial results. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The resolution of our outstanding claims against such a customer or counterparty is dependent on the terms of the plan of reorganization but may include our claims being converted to equity in the reorganized entity and in addition to impacting our business, financial condition and results of operations could require us to incur impairment charges against the associated assets or the write down of our goodwill.

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

An act of terror, or political unrest, in any of the major energy producing regions of the world could potentially result in disruptions in the supply of crude oil and natural gas, which could have a material impact on both availability and price. Since Russia’s military invasion of Ukraine in late February 2022, prices for commodities produced in those countries, including crude oil and natural gas, have risen sharply and have been volatile due to market concerns of worldwide supply constraints. Terrorist attacks in the areas of our operations could negatively impact our ability to transport propane to our locations. These risks could potentially negatively impact our consolidated results of operations.

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

Due to increased technology advances, we have become more reliant on technology to increase efficiency in our business. We use various systems in our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber security attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, resulting in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

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

Item 3.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the captions “Legal Contingencies” and “Environmental Matters” in Note 8 and “Third-party Bankruptcy” in Note 17 to our consolidated financial statements included in this Annual Report, which is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” At June 1, 2022, there were approximately 100 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”

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

General Partner Interest

Our general partner is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. Our general partner’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs) and our general partner does not contribute a proportionate amount of capital to us to maintain its 0.1% general partner interest. As of March 31, 2022, we owned 8.69% of our general partner.

Incentive Distribution Rights

The general partner will also receive, in addition to distributions on its 0.1% general partner interest, additional distributions based on the level of distributions to the limited partners. These distributions are referred to as “incentive distributions” or “IDRs.” Our general partner currently holds the IDRs, but may transfer these rights separately from its general partner interest.

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

Restrictions on the Payment of Distributions

As described in Note 7 to our consolidated financial statements included in this Annual Report, the indenture to the 2026 Senior Secured Notes restricts us from paying distributions until our total leverage ratio (as defined in the indenture) for the most recently ended four full fiscal quarters at the time of the distribution is not greater than 4.75 to 1.00. In addition, quarterly distributions on the Preferred Units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units. As the distributions for all of our Preferred Units are cumulative, we are unable to declare a distribution for our common units unless all accumulated and unpaid distributions have been declared and paid on the Preferred Units. See Note 9 to our consolidated financial statements included in this Annual Report for a discussion of the cumulative distributions for the Preferred Units.

The board of directors of our general partner decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet the 4.75 to 1.00 total leverage ratio set forth within the indenture of the 2026 Senior Secured Notes, as discussed further above. This resulted in the suspension of the quarterly common unit distributions, which began with the quarter ended December 31, 2020, and all preferred unit distributions, which began with the quarter ending March 31, 2021.

Common Unit Repurchase Program

The following table summarizes the repurchase of common units during the three months ended March 31, 2022:

Period	Total Number of Common Units Purchased	Average Price Paid Per Common Unit
January 1-31, 2022	—	$—
February 1-28, 2022	35,868	$2.00
March 1-31, 2022	—	$—
35,868

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership (“we,” “us,” “our,” or the “Partnership”) formed in September 2010. NGL Energy Holdings LLC serves as our general partner.

Over the past three years, we made a number of important strategic actions in an effort to leverage the Partnership’s core areas of competitive strength and focus on generating stable, growing and predictable cash flows, while improving our credit profile. These steps included the sale of the following:

•Certain refined products businesses including TransMontaigne Product Services, LLC (“TPSL”), our refined products business in the mid-continent region of the United States (“Mid-Con”) and our gas blending business in the southeastern and eastern regions of the United States (“Gas Blending”) during the year ended March 31, 2020; and
•Our interest in Sawtooth Caverns, LLC (“Sawtooth”) during the year ended March 31, 2022.

In addition, in our Water Solutions segment we acquired strategic water infrastructure assets including Mesquite Disposals Unlimited, LLC (“Mesquite”) and the equity interests of Hillstone Environmental Partners, LLC (“Hillstone”) during the year ended March 31, 2020, while in our Liquids Logistics segment we acquired an approximately 225-mile propane pipeline in Michigan (the “Ambassador Pipeline”) during the year ended March 31, 2021. For more information regarding our dispositions and acquisitions transactions and the impact to our operations, see Note 17 and Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K (“Annual Report”).

The sale of TPSL, Mid-Con and Gas Blending represented strategic shifts in our operations and will have a significant effect on our operations and financial results going forward. Accordingly, the results of operations and cash flows related to TPSL, Mid-Con and Gas Blending have been classified as discontinued operations for the years ended March 31, 2021 and 2020. See Note 18 to our consolidated financial statements included in this Annual Report for a further discussion of these transactions.

Recent Developments

Repurchases of Senior Unsecured Notes

During the three months ended March 31, 2022, we repurchased $23.8 million of the 7.5% Senior Unsecured Notes Due 2023 (“2023 Notes”).

Global Pandemic and Ukraine War

The COVID-19 pandemic, including the outbreak of several variants, has caused continued volatility in commodity prices due to, among other things, reduced industrial activity and travel demand, varying worldwide restrictions and the timing of closing and re-opening of economies throughout the last two years. The unprecedented restrictions on travel and economic activity during the early stages of the COVID-19 pandemic significantly reduced demand for refined products. The lingering impact of the COVID-19 pandemic continues to ripple through the United States economy, most notably in the form of rising inflation and supply chain issues. Additionally, the Russian invasion of Ukraine beginning in February 2022 and the ongoing war has caused additional volatility in commodity prices on worldwide supply constraints and has seemed to have only amplified inflation and supply chain constraints in the United States.

While we have seen continued recovery in commodity prices since the beginning of the pandemic, primarily due to economies re-opening over time and the reduction in oil and natural gas supply resulting from the war in Ukraine, there is still an element of volatility that we expect to continue due to the uncertainty of the COVID-19 pandemic and the war in Ukraine. This volatility could negatively impact commodity prices or rising inflation could impact demand for refined products. Given the uncertain timing of a return of refined product demand to historical levels, the extent these events will have an impact on our results of operations is unclear.

Seismic Activity

The subsurface injection of produced water for disposal has been associated with recent induced seismic events in Texas and New Mexico. While these events have been relatively low magnitude, industry and relevant state regulators are, nevertheless, taking proactive measures to attempt to prevent similar induced seismic events. More specifically, we are engaged in various collaborative industry efforts with other disposal operators and relevant state regulatory agencies, working to collect and review data, enhance understanding of regional fault systems, and ultimately develop and implement appropriate longer-term mitigation strategies. As part of this effort, we have implemented reductions in injected volumes at certain facilities, and where appropriate have temporarily shut in facilities. To date, due to the capacity of our integrated system in affected areas, the diverse locations of our disposal facilities, and the connectivity of our system, we have not been negatively impacted by these actions.

Water Solutions

Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle and brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the Midland Basin in Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 656.2 million barrels of produced water across its areas of operation during the year ended March 31, 2022, we believe that we are the largest independent produced water transportation and disposal company in the United States.

The opportunity to generate revenue in our Water Solutions business is driven in large part by the level of crude oil production in the areas where our facilities are located. Prior to the pandemic, we saw the level of crude oil production increase, particularly in the Permian and DJ Basins, due to increasing or stable crude oil prices, which positively impacted our disposal volumes. Lower crude oil prices provide producers with less incentive to drill and complete new wells, which results in lower production and negatively impacts our disposal volumes.

Our Water Solutions segment generated operating income of $94.9 million during the year ended March 31, 2022. Our Water Solutions segment generated an operating loss of $92.7 million during the year ended March 31, 2021, which included an impairment charge of $84.3 million to write down the value of an asset group due to a decline in producer activity, resulting in lower disposal volumes, and to write down the value of certain inactive or underutilized saltwater disposal facilities (see Note 4 and Note 6 to our consolidated financial statements included in this Annual Report).

Crude Oil Logistics

Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines.

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

The following table summarizes the range of low and high crude oil spot prices per barrel of New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Crude Oil Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2022	$58.65	$123.70	$100.28
2021 (1)	$(37.63)	$66.09	$59.16
2020	$20.09	$66.30	$20.48

(1)     On April 20, 2020, crude oil prices collapsed due to low demand as a result of the COVID-19 lockdowns, the price war between Russia and Saudi Arabia and a lack of available storage.

We believe volatility in commodity prices will continue into the near term, our ability to adjust to and manage this volatility may impact our financial results.

Our Crude Oil Logistics segment generated operating income of $45.0 million during the year ended March 31, 2022. Our Crude Oil Logistics segment generated an operating loss of $304.3 million during the year ended March 31, 2021, which included impairment charges of $383.6 million related to the Extraction Oil & Gas, Inc. (“Extraction”) bankruptcy (see Note 17 to our consolidated financial statements included in this Annual Report).

Liquids Logistics

Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 24 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and expect to commence operations on our propane pipeline in Michigan in June 2022. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

Our wholesale liquids business is a “cost-plus” business that can be affected by both price fluctuations and volume variations. We establish our selling price based on a pass-through of our product supply, transportation, handling, storage, and capital costs plus a margin. Also, we conduct just-in-time sales for gasoline and diesel at a national network of terminals owned by third parties via rack spot sales that do not involve continuing contractual obligations to purchase or deliver product.

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

The following table summarizes the range of low and high propane spot prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Propane Spot Price Per Gallon			Propane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2022	$0.67	$1.64	$1.37	$0.72	$1.63	$1.39
2021	$0.23	$1.53	$0.86	$0.25	$1.07	$0.92
2020	$0.18	$0.60	$0.25	$0.19	$0.68	$0.28

The following table summarizes the range of low and high butane spot prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Butane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2022	$0.78	$2.01	$1.71
2021	$0.28	$1.16	$0.98
2020	$0.19	$0.80	$0.29

The following table summarizes the range of low and high Gulf Coast gasoline spot prices per barrel using NYMEX gasoline prompt-month futures for the periods indicated and the prices at period end:

	Gasoline Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2022	$81.95	$154.67	$133.96
2021	$21.43	$90.30	$82.04
2020	$17.30	$89.55	$24.07

The following table summarizes the range of low and high diesel spot prices per barrel using NYMEX ULSD prompt-month futures for the periods indicated and the prices at period end:

	Diesel Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2022	$74.44	$186.37	$155.03
2021	$25.64	$82.64	$74.39
2020	$40.08	$89.17	$42.51

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Liquids Logistics segment generated an operating loss of $8.4 million during the year ended March 31, 2022, which included a net loss of $60.1 million related to the sale of Sawtooth (see Note 17 to our consolidated financial statements included in this Annual Report) and a net loss of $11.8 million related to the sale of another terminal. Our Liquids Logistics segment generated operating income of $70.4 million during the year ended March 31, 2021.

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Revenues	$7,947,915	$5,227,023	$7,584,000
Cost of sales	7,139,312	4,493,822	6,604,383
Operating expenses	285,535	254,562	332,993
General and administrative expense	63,546	70,468	113,664
Depreciation and amortization	288,720	317,227	265,312
Loss on disposal or impairment of assets, net	94,254	475,436	261,786
Revaluation of liabilities	(6,495)	6,261	9,194
Operating income (loss)	83,043	(390,753)	(3,332)
Equity in earnings of unconsolidated entities	1,400	1,938	1,291
Interest expense	(271,640)	(198,799)	(181,184)
Gain (loss) on early extinguishment of liabilities, net	1,813	(16,692)	1,341
Other income (expense), net	2,254	(36,503)	1,684
Loss from continuing operations before income taxes	(183,130)	(640,809)	(180,200)
Income tax (expense) benefit	(971)	3,391	(345)
Loss from continuing operations	(184,101)	(637,418)	(180,545)
Loss from discontinued operations, net of tax	—	(1,769)	(218,235)
Net loss	(184,101)	(639,187)	(398,780)
Less: Net (income) loss attributable to noncontrolling interests	(655)	(632)	1,773
Net loss attributable to NGL Energy Partners LP	$(184,756)	$(639,819)	$(397,007)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions, dispositions and other transactions.

Acquisitions and Dispositions

We completed several acquisitions and dispositions during the years ended March 31, 2022 and 2021. These transactions impact the comparability of our results of operations between our current and prior fiscal years.

On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth to a group of buyers (see Note 17 to our consolidated financial statements included in this Annual Report).

In March 2021, we acquired the Ambassador Pipeline, an approximately 225-mile propane pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan. During the year ended March 31, 2021, we sold certain permits, land and a saltwater disposal facility to a third-party (see Note 17 to our consolidated financial statements included in this Annual Report).

Seasonality

Seasonality impacts our Liquids Logistics segment. Consequently, for our Liquids Logistics segment, revenues, operating profits and operating cash flows are generated mostly in the third and fourth quarters of our fiscal year. We generally borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. See “–Liquidity, Sources of Capital and Capital Resource Activities–Cash Flows.”

Subsequent Events

See Note 19 to our consolidated financial statements included in this Annual Report for a discussion of transactions that occurred subsequent to March 31, 2022.

Segment Operating Results for the Years Ended March 31, 2022 and 2021

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated.

	Year Ended March 31,
	2022	2021	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$397,128	$308,511	$88,617
Sale of recovered crude oil	77,203	28,599	48,604
Recycled water	11,343	3,015	8,328
Other revenues	59,192	30,861	28,331
Total revenues	544,866	370,986	173,880
Expenses:
Cost of sales-excluding impact of derivatives	26,340	2,557	23,783
Derivative loss	7,640	7,065	575
Operating expenses	175,022	142,371	32,651
General and administrative expenses	7,352	6,403	949
Depreciation and amortization expense	214,558	222,107	(7,549)
Loss on disposal or impairment of assets, net	25,598	76,942	(51,344)
Revaluation of liabilities	(6,495)	6,261	(12,756)
Total expenses	450,015	463,706	(13,691)
Segment operating income (loss)	$94,851	$(92,720)	$187,571

Produced water processed (barrels per day)
Delaware Basin	1,531,830	1,148,582	383,248
Eagle Ford Basin	99,298	78,397	20,901
DJ Basin	142,611	111,016	31,595
Other Basins	24,179	26,596	(2,417)
Total	1,797,918	1,364,591	433,327
Recycled water (barrels per day)	93,487	43,503	49,984
Total (barrels per day)	1,891,405	1,408,094	483,311
Skim oil sold (barrels per day)	2,864	1,957	907
Service fees for produced water processed ($/barrel) (1)	$0.61	$0.62	$(0.01)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.12	$0.06	$0.06
Operating expenses for produced water processed ($/barrel) (1)	$0.27	$0.29	$(0.02)

(1)    Total produced water barrels processed during the years ended March 31, 2022 and 2021 were 656,240,083 and 498,075,843, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in produced water volumes processed as a result of increased crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin. This was partially offset by lower service fees received per barrel due to increased volumes from customers with long-term acreage dedications or minimum volume commitments with lower contracted fees.

Recovered Crude Oil Revenues. The increase was due primarily to higher volumes of skim oil sold due to increased produced water processed as well as higher crude oil prices realized. Additionally, an increase in the number of wells completed in our area of operations during the period with increased flowback activity resulted in higher skim oil volumes per barrel of produced water processed.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The increase was due primarily to increasing demand for water to be used in completions, driven by an increase in drilling and completion activity primarily in the Delaware Basin, and our customers transition from brackish non-potable water to recycled water.

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

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the year ended March 31, 2022, we had $11.7 million of net unrealized losses on derivatives and $4.0 million of net realized gains on derivatives. During the year ended March 31, 2021, we had $24.5 million of net unrealized losses on derivatives and $17.4 million of net realized gains on derivatives. At March 31, 2022, we had approximately 3,000 barrels per day hedged for the next six months at an average price of $87.65 per barrel.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility, royalty and chemical expenses as a result of the increase in produced water volumes processed. Utility and royalty expenses, which are two of our biggest variable expenses, were not impacted by the rise in inflation due to negotiating long-term utility contracts with fixed rates and royalty contracts with no escalation clauses. Severance taxes also increased due to the increase in revenue from recovered crude oil. Going forward, the Partnership expects to see slight decreases in its operating expenses per barrel of produced water processed due to continued focus on cost maintenance and reductions and an increase in overall disposal volumes.

Depreciation and Amortization Expense. The decrease was due primarily to an impairment charge recorded during the three months ended March 31, 2021 to write down the value of an intangible asset which resulted in lower amortization expense during the year ended March 31, 2022 as well as certain other long-term assets being fully amortized or impaired during the years ended March 31, 2021 and 2022. These decreases were partially offset by the depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2022, we recorded a net loss of $29.8 million primarily related to the write-down of an inactive saltwater disposal facility and damaged equipment and wells at other facilities, abandonment of certain capital projects and the sale of certain other miscellaneous assets and a gain of $4.3 million on the sale of certain land and a landfill permit.

During the year ended March 31, 2021, we recorded:

•an impairment charge of $72.4 million to write down the value of an asset group and certain intangible assets due to a decline in producer activity, resulting in lower disposal volumes (see Note 4 and Note 6 to our consolidated financial statements included in this Annual Report);
•an impairment charge of $11.9 million to write down the value of certain inactive or underutilized saltwater disposal facilities (see Note 4 to our consolidated financial statements included in this Annual Report);
•a net loss of $6.7 million related to write-down or write off of certain assets, including facilities damaged by lightning strikes and abandoned projects, and the sale of certain other miscellaneous assets (see Note 4 to our consolidated financial statements included in this Annual Report); and
•a gain of $14.0 million related to the sale of certain permits, land and a saltwater disposal facility (see Note 17 to our consolidated financial statements included in this Annual Report).

Revaluation of Liabilities. During the year ended March 31, 2022, there was a decrease in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to lower expected production from new customers, resulting in a decrease to the expected future royalty payment. During the year ended March 31, 2021, there was an increase in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to higher expected production from new customers, resulting in an increase to the expected future royalty payment.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2022	2021	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$2,432,393	$1,574,699	$857,694
Crude oil transportation and other	84,171	153,588	(69,417)
Total revenues (1)	2,516,564	1,728,287	788,277
Expenses:
Cost of sales-excluding impact of derivatives	2,271,973	1,473,330	798,643
Derivative loss	92,027	49,314	42,713
Operating expenses	54,606	56,918	(2,312)
General and administrative expenses	7,537	8,038	(501)
Depreciation and amortization expense	48,489	60,874	(12,385)
(Gain) loss on disposal or impairment of assets, net	(3,101)	384,143	(387,244)
Total expenses	2,471,531	2,032,617	438,914
Segment operating income (loss)	$45,033	$(304,330)	$349,363

Crude oil sold (barrels)	31,091	38,349	(7,258)
Crude oil transported on owned pipelines (barrels)	28,410	32,797	(4,387)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,239	(7)
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	1,501	—
Crude oil inventory (barrels) (2)	1,339	1,201	138
Crude oil sold ($/barrel)	$78.235	$41.062	$37.173
Cost per crude oil sold ($/barrel) (3)	$73.075	$38.419	$34.656
Crude oil product margin ($/barrel) (3)	$5.160	$2.643	$2.517

(1)    Revenues include $11.1 million and $6.7 million of intersegment sales during the years ended March 31, 2022 and 2021, respectively, that are eliminated in our consolidated statements of operations.
(2)    Information is presented as of March 31, 2022 and March 31, 2021, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the year ended March 31, 2022, compared to the year ended March 31, 2021. This was offset by a reduction in sales volumes, primarily due to lower production in the DJ Basin. In addition, volumes also declined due to an increase in buy/sell transactions during the year ended March 31, 2022, compared to the year ended March 31, 2021. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are all netted for these transactions.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, as revenues from third-parties decreased by $72.6 million during the year ended March 31, 2022, compared to the year ended March 31, 2021. During the year ended March 31, 2022, physical volumes on the Grand Mesa Pipeline averaged approximately 78,000 barrels per day, compared to approximately 90,000 barrels per day for the year ended March 31, 2021 (volume amounts are from both internal and external parties). The decline was primarily due to the court approved rejection of the Extraction transportation agreement (as part of their bankruptcy) as well as decreased production in the DJ Basin.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the year ended March 31, 2022, compared to the year ended March 31, 2021. The increase was partially offset by a reduction in volumes, as discussed above in “Crude Oil Sales Revenues.”

Derivative Loss. Our cost of sales during the year ended March 31, 2022 included $115.7 million of net realized losses on derivatives, driven by increasing crude oil prices, partially offset by $23.7 million of net unrealized gains on derivatives. The amounts for the year ended March 31, 2022 includes net realized losses of $83.5 million and unrealized gains of $45.0 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the year ended March 31, 2021 included $25.9 million of net realized losses on derivatives and $23.4 million of net unrealized losses on derivatives. Gains and losses from derivative activity should be offset by margin generated by the sale of the physical product.

Crude Oil Product Margin. The increase was primarily due to higher crude oil prices as certain contracted rates with producers increased due to higher crude oil prices.

Operating and General and Administrative Expenses. The decrease was primarily related to the write off of a receivable related to deficiency volumes from Extraction of $5.7 million during the year ended March 31, 2021. The decrease was offset by an increase in utility expenses due to Grand Mesa increased utility rates, as well as increased business insurance due to policy rate increases for the year ended March 31, 2022.

Depreciation and Amortization Expense. The decrease was due primarily to the reduction of amortization expense due to the impairment of certain intangible assets at the end of the prior year. This was offset by an increase in depreciation expense due to reducing the estimated useful lives of our railcars.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2022, we recorded a gain of $5.5 million on the sale of our trucking assets and a loss of $2.2 million due to damage caused by Hurricane Ida to one of our Gulf Coast terminals. During the year ended March 31, 2021, we recorded a net loss of $145.8 million for the impairment of an intangible asset, related to a rejected transportation agreement with Extraction (see Note 17 to our consolidated financial statements included in this Annual Report) and a net loss of $237.8 million for the impairment of goodwill (see Note 5 to our consolidated financial statements included in this Annual Report).

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Year Ended March 31,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$1,899,898	$1,124,087	$775,811
Cost of sales-excluding impact of derivatives	1,876,728	1,108,493	768,235
Derivative loss	2,907	930	1,977
Product margin	20,263	14,664	5,599

Propane sales:
Revenues (1)	1,325,941	1,027,582	298,359
Cost of sales-excluding impact of derivatives	1,313,765	949,402	364,363
Derivative (gain) loss	(20,519)	10,994	(31,513)
Product margin	32,695	67,186	(34,491)

Butane sales:
Revenues (1)	863,348	517,857	345,491
Cost of sales-excluding impact of derivatives	794,180	469,394	324,786
Derivative loss	18,690	22,353	(3,663)
Product margin	50,478	26,110	24,368

Other product sales:
Revenues-excluding impact of derivatives (1)	791,125	446,744	344,381
Cost of sales-excluding impact of derivatives	748,392	424,191	324,201
Derivative loss (gain)	15,812	(7,078)	22,890
Product margin	26,921	29,631	(2,710)

Service revenues:
Revenues (1)	16,200	33,915	(17,715)
Cost of sales	1,404	4,751	(3,347)
Product margin	14,796	29,164	(14,368)

Expenses:
Operating expenses	55,907	55,273	634
General and administrative expenses	7,166	8,507	(1,341)
Depreciation and amortization expense	18,714	29,184	(10,470)
Loss on disposal or impairment of assets, net	71,807	3,350	68,457
Total expenses	153,594	96,314	57,280
Segment operating (loss) income	$(8,441)	$70,441	$(78,882)

	Year Ended March 31,
	2022	2021	Change
	(in thousands, except per gallon amounts)

Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)(3)	156,219	427,975	(271,756)

Refined products sold (gallons)	776,797	834,717	(57,920)
Refined products sold ($/gallon)	$2.446	$1.347	$1.099
Cost per refined products sold ($/gallon) (4)	$2.416	$1.328	$1.088
Refined products product margin ($/gallon) (4)	$0.030	$0.019	$0.011
Refined products inventory (gallons) (2)	1,090	1,223	(133)

Propane sold (gallons)	1,034,706	1,364,224	(329,518)
Propane sold ($/gallon)	$1.281	$0.753	$0.528
Cost per propane sold ($/gallon) (4)	$1.270	$0.696	$0.574
Propane product margin ($/gallon) (4)	$0.011	$0.057	$(0.046)
Propane inventory (gallons) (2)	37,719	51,026	(13,307)
Propane storage capacity leased to third parties (gallons) (2)(3)	—	53,947	(53,947)

Butane sold (gallons)	588,032	655,256	(67,224)
Butane sold ($/gallon)	$1.468	$0.790	$0.678
Cost per butane sold ($/gallon) (4)	$1.351	$0.716	$0.635
Butane product margin ($/gallon) (4)	$0.117	$0.074	$0.043
Butane inventory (gallons) (2)	19,825	20,066	(241)
Butane storage capacity leased to third parties (gallons) (2)(3)	—	56,700	(56,700)

Other products sold (gallons)	376,906	471,245	(94,339)
Other products sold ($/gallon)	$2.099	$0.948	$1.151
Cost per other products sold ($/gallon) (4)	$1.986	$0.900	$1.086
Other products product margin ($/gallon) (4)	$0.113	$0.048	$0.065
Other products inventory (gallons) (2)	18,614	19,195	(581)

(1)    Revenues include $1.3 million and $6.1 million of intersegment sales during the years ended March 31, 2022 and 2021, respectively, that are eliminated in our consolidated statements of operations.
(2)    Information is presented as of March 31, 2022 and March 31, 2021, respectively.
(3)    Decrease from March 31, 2021 relates to the sale of Sawtooth on June 18, 2021 (see Note 17 to our consolidated financial statements included in this Annual Report).
(4)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increase in refined products prices. This was offset by a reduction in volumes sold due to tighter supply in the market. In certain markets in which we compete, allocation of product from suppliers was reduced due to lower demand as a result of the COVID-19 pandemic. We are continuing to work to increase those allocations as demand for refined products increases.

Refined Products Derivative Loss. Our refined products margin during the year ended March 31, 2022 included a realized loss of $2.9 million and the year ended March 31, 2021 included a realized loss of $0.9 million from our risk management activities due primarily to NYMEX future prices increasing on our short future positions.

Refined Products product margins per gallon of refined products sold for the year ended March 31, 2022 increased from the year ended March 31, 2021 primarily due to supply being short during the three months ended December 31, 2021, as a result of extended refinery downtime in certain markets in which we compete, and being well positioned during the extreme volatility surrounding global events occurring in the three months ended March 31, 2022.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to higher commodity prices. The increase in propane prices was the result of lower domestic inventories and a strong export market due to the increase in international prices. This was partially offset by lower propane volumes sold driven by reduced demand due to warmer than normal autumn temperatures, which resulted in lower product demand for crop drying, unusually warm weather during the early winter months and reduced volumes due to the loss of two producer services agreements.

Propane Derivative (Gain) Loss. Our wholesale propane cost of sales included $2.0 million of net unrealized gains on derivatives and $18.5 million of net realized gains on derivatives during the year ended March 31, 2022. During the year ended March 31, 2021, our cost of wholesale propane sales included $3.3 million of net unrealized gains on derivatives and $14.3 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, decreased as a result of lower demand due to the warmer than normal winter season, along with increased competition in a number of markets where NGL purchases and sells propane. Midwestern demand was down year-over-year due to lower product demand for crop drying and warmer fall and winter weather. Our margin was also impacted by lower product allocation from certain suppliers and lower storage utilization due to decreased demand and the backwardated market structure.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due primarily to higher commodity prices. This was partially offset by a volume decrease due to a tight supply market as a result of decreased refinery runs and an increase in demand for exports.

Butane Derivative Loss. Our cost of butane sales during the year ended March 31, 2022 included $1.0 million of net unrealized gains on derivatives and $19.7 million of net realized losses on derivatives. Our cost of butane sales included $3.2 million of net unrealized losses on derivatives and $19.1 million of net realized losses on derivatives during the year ended March 31, 2021.

Butane product margins per gallon of butane sold were higher during year ended March 31, 2022 than during the year ended March 31, 2021 due primarily to a tight supply market, driven by an increase in demand for exports and an increase in blending demand, which are driving favorable sales differentials.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices and increased demand for biodiesel. This was partially offset by reduced natural gasoline volumes during the year ended March 31, 2022 as more production was being shipped via pipelines, reducing the availability for product to be shipped by railcars.

Other Products Derivatives Loss (Gain). Our derivatives of other products included $15.8 million of net realized losses on derivatives and there are no unrealized gains or losses on derivatives during the year ended March 31, 2022. Our derivatives of other products during the year ended March 31, 2021 included $0.5 million of net unrealized gains on derivatives and $6.6 million of net realized gains on derivatives.

Other product sales product margins during the year ended March 31, 2022 increased due to an increase in demand for biodiesel and biodiesel renewable identification number market prices, as well as securing favorable biodiesel supply contracts in the Midwest and transporting the product for sale in more favorable markets. The increase was partially offset by a decline in margin for other natural gas liquids, as favorable supply contracts in the prior year and increased demand in certain markets during the prior year drove favorable sale differentials. Less volatility in the market, for both supply and demand, led to tighter margins for these products during the current period.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease during the year ended March 31, 2022 was due to the disposition of Sawtooth in June 2021 as well as less throughput in certain of our propane and butane terminals.

Operating and General and Administrative Expenses. The decrease was primarily due to the disposition of Sawtooth in June 2021 which was partially offset by increased travel as we came out of the pandemic.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth and lower amortization expense due to certain intangible assets being fully amortized as of September 30, 2021.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2022, we recorded a net loss of $60.1 million related to the sale of Sawtooth (see Note 17 to our consolidated financial statements included in this Annual Report) and a net loss of $11.8 million related to the sale of another terminal during the three months ended September 30, 2021. During the year ended March 31, 2021, we recorded an impairment loss of approximately $3.3 million due to the write down in value of a terminal we have ceased operating.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2022	2021	Change
	(in thousands)
Other revenues:
Revenues	$—	$1,255	$(1,255)
Cost of sales	—	1,816	(1,816)
Loss	—	(561)	561

Expenses:
General and administrative expenses	41,491	47,520	(6,029)
Depreciation and amortization expense	6,959	5,062	1,897
(Gain) loss on disposal or impairment of assets, net	(50)	11,001	(11,051)
Total expenses	48,400	63,583	(15,183)
Operating loss	$(48,400)	$(64,144)	$15,744

General and Administrative Expenses. The decrease during the year ended March 31, 2022 was due primarily to lower compensation and legal expenses, offset by increased consulting fees. Compensation expense decreased due to lower equity-based compensation, partially offset by increased incentive compensation during the current year. Legal expense decreased due to certain claims being settled, in particular our claims related to the bankruptcy of Extraction.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded a net loss of $11.0 million, which was primarily due to the write-off of a loan receivable related to the construction of a facility (see Note 17 to our consolidated financial statements included in this Annual Report).

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.4 million during the year ended March 31, 2022, compared to $1.9 million during the year ended March 31, 2021. The decrease of $0.5 million during the year ended March 31, 2022 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2022	2021	Change
	(in thousands)
Senior secured notes	$153,750	$24,344	$129,406
Senior unsecured notes	87,766	96,711	(8,945)
Amortization of debt issuance costs	16,960	13,420	3,540
Revolving credit facility	10,077	46,500	(36,423)
Other	3,087	17,824	(14,737)
Total	$271,640	$198,799	$72,841

The increase of $72.8 million during the year ended March 31, 2022 was primarily due to the issuance of the 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) which resulted in us paying a higher interest rate on certain refinanced indebtedness. This increase was partially offset by the termination of the term credit agreement as well as the repurchases of a portion of our senior unsecured notes to mature in 2023 and 2026 (see Note 7 to our consolidated financial statements included in this Annual Report).

Gain (Loss) on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $1.8 million during the year ended March 31, 2022, compared to a loss on early extinguishment of liabilities, net of $16.7 million during the year ended March 31, 2021. During the years ended March 31, 2022 and 2021, the net gain (loss) (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding senior unsecured notes, partially offset by a loss on the early extinguishment of the Sawtooth credit agreement. See Note 7 to our consolidated financial statements included in this Annual Report for a further discussion.

Other Income (Expense), Net

Other income, net was $2.3 million during the year ended March 31, 2022, compared to other expense, net of $36.5 million during the year ended March 31, 2021. The decrease in other expense, net of $38.8 million during the year ended March 31, 2022 was due primarily to a $40.0 million fee paid to the holders of the 9.00% Class D Preferred Units (“Class D Preferred Units”) during the year ended March 31, 2021 to obtain their consent in order to complete the issuance of the 2026 Senior Secured Notes and the $500.0 million asset-based revolving credit facility (“ABL Facility”) (see Note 12 to our consolidated financial statements included in this Annual Report), partially offset by proceeds received from a litigation settlement during the year ended March 31, 2021.

Income Tax (Expense) Benefit

Income tax expense was $1.0 million during the year ended March 31, 2022, compared to an income tax benefit of $3.4 million during the year ended March 31, 2021. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Noncontrolling interest income was $0.7 million during the year ended March 31, 2022, compared to $0.6 million during the year ended March 31, 2021. The increase of less than $0.1 million during the year ended March 31, 2022 was due primarily to higher income from certain recycling operations, partially offset by a higher loss from operations of the Sawtooth joint venture primarily due to the sale of Sawtooth in June 2021 and lower income from certain water solutions operations.

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

	Year Ended March 31,
	2021	2020	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$308,511	$305,124	$3,387
Sale of recovered crude oil	28,599	59,445	(30,846)
Recycled water	3,015	705	2,310
Other revenues	30,861	56,785	(25,924)
Total revenues	370,986	422,059	(51,073)
Expenses:
Cost of sales-excluding impact of derivatives	2,557	5,511	(2,954)
Derivative loss (gain)	7,065	(39,381)	46,446
Operating expenses	142,371	192,987	(50,616)
General and administrative expenses	6,403	7,939	(1,536)
Depreciation and amortization expense	222,107	163,588	58,519
Loss on disposal or impairment of assets, net	76,942	255,285	(178,343)
Revaluation of liabilities	6,261	9,194	(2,933)
Total expenses	463,706	595,123	(131,417)
Segment operating loss	$(92,720)	$(173,064)	$80,344

Produced water processed (barrels per day)
Delaware Basin (1)	1,148,582	1,170,158	(21,576)
Eagle Ford Basin	78,397	246,784	(168,387)
DJ Basin	111,016	164,936	(53,920)
Other Basins	26,596	61,091	(34,495)
Total	1,364,591	1,642,969	(278,378)
Recycled water (barrels per day)	43,503	14,992	28,511
Total (barrels per day)	1,408,094	1,657,961	(249,867)
Skim oil sold (barrels per day)	1,957	3,397	(1,440)
Service fees for produced water processed ($/barrel) (2)	$0.62	$0.63	$(0.01)
Recovered crude oil for produced water processed ($/barrel) (2)	$0.06	$0.12	$(0.06)
Operating expenses for produced water processed ($/barrel) (2)	$0.29	$0.40	$(0.11)

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

Recycled Water Revenues. The increase was due primarily to the timing of our customers completions driven by an increase in drilling and completion activity primarily in the Delaware Basin.

Other Revenues. The decrease was due primarily to reduced customer development activity and needs for these services resulting from the decline in crude oil prices.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchasing and transportation costs related to our brackish non-potable water and crude oil sales.

Derivative Loss (Gain). During the year ended March 31, 2021, we had $24.5 million of net unrealized losses on derivatives and $17.4 million of net realized gains on derivatives. During the year ended March 31, 2020, we had $29.9 million of net unrealized gains on derivatives and $9.5 million of net realized gains on derivatives. In June 2019, we settled derivative contracts that had scheduled settlement dates from April through December 2020 and recorded a gain of $1.9 million on those derivatives.

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

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded:

•an impairment charge of $72.4 million to write down the value of an asset group and certain intangible assets due to a decline in producer activity, resulting in lower disposal volumes (see Note 4 and Note 6 to our consolidated financial statements included in this Annual Report);
•an impairment charge of $11.9 million to write down the value of certain inactive or underutilized saltwater disposal facilities (see Note 4 to our consolidated financial statements included in this Annual Report);
•a net loss of $6.7 million related to write-down or write off of certain assets, including facilities damaged by lightning strikes and abandoned projects, and the sale of certain other miscellaneous assets (see Note 4 to our consolidated financial statements included in this Annual Report); and
•a gain of $14.0 million related to the sale of certain permits, land and a saltwater disposal facility (see Note 17 to our consolidated financial statements included in this Annual Report).

During the year ended March 31, 2020, we recorded:

•a goodwill impairment charge of $250.0 million related to the current macroeconomic conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulting in expected decreases in future cash flows for certain of our assets (see Note 5 to our consolidated financial statements included in this Annual Report);
•an impairment charge of $13.5 million related to certain inactive saltwater disposal facilities;
•a net loss of $9.2 million on the disposals of certain other assets;
•a gain of $14.5 million for the sale of certain water permits (see Note 17 to our consolidated financial statements included in this Annual Report); and
•a gain of $1.0 million for cash received related to a loan receivable that was previously written off.

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

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, which decreased revenues by $32.8 million during the year ended March 31, 2021, compared to the year ended March 31, 2020. During the year ended March 31, 2021, financial volumes on the Grand Mesa Pipeline averaged approximately 94,000 barrels per day, compared to 131,000 barrels per day for the year ended March 31, 2020 (volume amounts are from both internal and external parties) primarily due to the court approved rejection of the Extraction transportation agreement (see Note 17 to our consolidated financial statements included in this Annual Report).

Cost of Sales-Excluding Impact of Derivatives. The decrease was due to a decrease in crude oil prices and reduced volumes during the year ended March 31, 2021, compared to the year ended March 31, 2020.

Derivative Loss (Gain). Our cost of sales during the year ended March 31, 2021 included $25.9 million of net realized losses on derivatives and $23.4 million of net unrealized losses on derivatives. The losses are due to a very volatile pricing market during the year ended March 31, 2021. Our cost of sales during the year ended March 31, 2020 included $24.4 million of net realized gains on derivatives and $11.3 million of net unrealized gains on derivatives. In March 2020, we closed realized derivative contracts that had scheduled settlement dates from May 2020 through June 2020, which accounted for $16.7 million of the realized gains for the prior year.

Crude Oil Product Margin. The increase was due to inventory purchased during the three months ended June 30, 2020 at lower prices and held for sale during the three months ended September 30, 2020 and the three months ended December 31, 2020 when prices recovered.

Operating and General and Administrative Expenses. Expenses decreased compared to the prior year due to a decrease of utilities, as lower volumes were being shipped on the Grand Mesa Pipeline and other cost cutting measures which were partially offset by the write off of a $5.7 million receivable from Extraction (see Note 17 to our consolidated financial statements included in this Annual Report).

Depreciation and Amortization Expense. The decrease was due to the retirement of certain assets and other assets being fully depreciated or amortized during the year ended March 31, 2020.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded a net loss of $145.8 million for the impairment of an intangible asset, related to a rejected transportation agreement with Extraction (see Note 17 to our consolidated financial statements included in this Annual Report), and a net loss of $237.8 million for the impairment of goodwill (see Note 5 to our consolidated financial statements included in this Annual Report). During the year ended March 31, 2020, we recorded a net gain of $1.1 million related to the disposal of certain assets.

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

Other Products Derivative Gain. Our cost of sales of other products during the year ended March 31, 2021 included $0.5 million of net unrealized gains on derivatives and $6.6 million of net realized gains on derivatives. Our cost of sales of other products included $0.6 million of net unrealized losses on derivatives and $3.4 million of net realized gains on derivatives during the year ended March 31, 2020.

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

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded an impairment loss of approximately $3.3 million to the write down in value of a terminal we have ceased operating. During the year ended March 31, 2020, we recorded an impairment of $7.7 million due to adjusting the cost basis of pipeline linefill to the market price of propane as of March 31, 2020.

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

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2021, we recorded a net loss of $11.0 million, which was primarily due to the write-off of a loan receivable made to a third party for the construction of a natural gas liquids loading/unloading facility (see Note 17 to our consolidated financial statements included in this Annual Report ) and a loss from the write-off of installment payments made in connection with an option agreement to invest in a third party.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.9 million during the year ended March 31, 2021, compared to $1.3 million during the year ended March 31, 2020. The increase of $0.6 million during the year ended March 31, 2021 was due primarily to higher earnings from certain membership interests acquired in November 2019 related to specific land and water services operations, partially offset by a higher loss from our interest in an aircraft company during the year ended March 31, 2021.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2021	2020	Change
	(in thousands)
Senior unsecured notes	$96,711	$102,289	$(5,578)
Revolving credit facility	46,500	57,470	(10,970)
Senior secured notes	24,344	—	24,344
Amortization of debt issuance costs	13,420	10,901	2,519
Other	17,824	10,524	7,300
Total	$198,799	$181,184	$17,615

The increase of $17.6 million during the year ended March 31, 2021 was due to the issuance of the 2026 Senior Secured Notes. This increase was offset by repurchases of a portion of our senior unsecured notes to mature in 2023, 2025 and 2026 (see Note 7 to our consolidated financial statements included in this Annual Report).

(Loss) Gain on Early Extinguishment of Liabilities, Net

Loss on early extinguishment of liabilities, net was $16.7 million during the year ended March 31, 2021, compared to a gain on early extinguishment of liabilities, net of $1.3 million during the year ended March 31, 2020. During the years ended March 31, 2021 and 2020, the net (loss) gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding senior unsecured notes. See Note 7 to our consolidated financial statements included in this Annual Report for a further discussion.

Other (Expense) Income, Net

Other expense, net was $36.5 million during the year ended March 31, 2021, compared to other income, net of $1.7 million during the year ended March 31, 2020. The increase in other expense, net of $38.2 million during the year ended March 31, 2021 was due primarily to a $40.0 million fee paid to the holders of the Class D Preferred Units to obtain their consent in order to complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 12 to our consolidated financial statements included in this Annual Report), partially offset by proceeds received from a litigation settlement during the year ended March 31, 2021.

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

Noncontrolling Interests

Noncontrolling interest income was $0.6 million during the year ended March 31, 2021, compared to a noncontrolling interest loss of $1.8 million during the year ended March 31, 2020. The increase in noncontrolling interest income of $2.4 million during the year ended March 31, 2021 was due primarily to a lower loss from operations from certain water operations, income from operations from the Sawtooth joint venture and higher income from operations of certain assets we acquired in Mesquite acquisition in July 2019.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to the TPSL, Mid-Con, and Gas Blending businesses, which are included in discontinued operations, and certain refined products businesses within our Liquids Logistics segment, as discussed below. EBITDA and Adjusted EBITDA should not be considered alternatives to net loss, loss from continuing operations before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Net loss	$(184,101)	$(639,187)	$(398,780)
Less: Net (income) loss attributable to noncontrolling interests	(655)	(632)	1,773
Net loss attributable to NGL Energy Partners LP	(184,756)	(639,819)	(397,007)
Interest expense	271,689	198,823	181,357
Income tax expense (benefit)	971	(3,444)	365
Depreciation and amortization	287,943	314,476	265,147
EBITDA	375,847	(129,964)	49,862
Net unrealized (gains) losses on derivatives	(14,977)	47,366	(38,557)
CMA Differential Roll net losses (gains) (1)	67,738	—	—
Inventory valuation adjustment (2)	8,409	1,224	(29,676)
Lower of cost or net realizable value adjustments	10,862	(30,102)	31,202
Loss on disposal or impairment of assets, net	94,059	476,601	464,483
(Gain) loss on early extinguishment of liabilities, net	(1,851)	16,692	(1,341)
Equity-based compensation expense (3)	(1,052)	6,727	26,510
Acquisition expense (4)	67	1,711	19,722
Revaluation of liabilities (5)	(6,495)	6,261	9,194
Class D Preferred Unitholder consent fee (6)	—	40,000	—
Other (7)	9,909	11,135	15,788
Adjusted EBITDA	$542,516	$447,651	$547,187
Adjusted EBITDA - Discontinued Operations (8)	$—	$(621)	$(42,270)
Adjusted EBITDA - Continuing Operations	$542,516	$448,272	$589,457

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

(3)    Equity-based compensation expense in the table above may differ from equity-based compensation expense reported in Note 9 to our consolidated financial statements included in this Annual Report. Amounts reported in the table above include expense accruals for bonuses expected to be paid in common units, whereas the amounts reported in Note 9 to our consolidated financial statements only include expenses associated with equity-based awards that have been formally granted.
(4)    Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions, including Mesquite and Hillstone.
(5)    Amounts for the years ended March 31, 2022 and 2021 represent the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment. Amount for the year ended March 31, 2020 represents the non-cash valuation adjustment of our contingent consideration liability issued by us as part of our acquisition of Mesquite, partially offset by the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment.
(6)    Represents the fee paid to the holders of the Class D Preferred Units to obtain their consent in order to complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 12 to our consolidated financial statements included in this Annual Report).
(7)    Amounts for the years ended March 31, 2022, 2021 and 2020 represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized losses on marketable securities and accretion expense for asset retirement obligations.
(8)    Amounts include the operations of TPSL, Gas Blending and Mid-Con.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Reconciliation to consolidated statements of operations:
Depreciation and amortization per EBITDA table	$287,943	$314,476	$265,147
Intangible asset amortization recorded to cost of sales	(281)	(307)	(349)
Depreciation and amortization of unconsolidated entities	(768)	(756)	(561)
Depreciation and amortization attributable to noncontrolling interests	1,826	3,814	3,535
Depreciation and amortization attributable to discontinued operations	—	—	(2,460)
Depreciation and amortization per consolidated statements of operations	$288,720	$317,227	$265,312

Reconciliation to consolidated statements of cash flows:
Depreciation and amortization per EBITDA table	$287,943	$314,476	$265,147
Amortization of debt issuance costs recorded to interest expense	16,960	13,419	10,901
Amortization of royalty expense recorded to operating expense	247	247	286
Depreciation and amortization of unconsolidated entities	(768)	(756)	(561)
Depreciation and amortization attributable to noncontrolling interests	1,826	3,814	3,535
Depreciation and amortization attributable to discontinued operations	—	—	(2,460)
Depreciation and amortization per consolidated statements of cash flows	$306,208	$331,200	$276,848

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Interest expense per EBITDA table	$271,689	$198,823	$181,357
Interest expense attributable to noncontrolling interests	16	47	—
Interest expense attributable to unconsolidated entities	(65)	(71)	(62)
Interest expense attributable to discontinued operations	—	—	(111)
Interest expense per consolidated statements of operations	$271,640	$198,799	$181,184

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the periods indicated:

	Year Ended March 31,
	2021	2020
	(in thousands)
Income tax (benefit) expense	$(53)	$20
Inventory valuation adjustment	$27	$(27,526)
Lower of cost or net realizable value adjustments	$(27)	$(991)
Loss on disposal or impairment of assets, net	$1,174	$203,990

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Year Ended March 31, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$94,851	$45,033	$(8,441)	$(48,400)	$83,043
Depreciation and amortization	214,558	48,489	18,714	6,959	288,720
Amortization recorded to cost of sales	—	—	281	—	281
Net unrealized losses (gains) on derivatives	11,652	(23,664)	(2,965)	—	(14,977)
CMA Differential Roll net losses (gains)	—	67,738	—	—	67,738
Inventory valuation adjustment	—	—	8,409	—	8,409
Lower of cost or net realizable value adjustments	—	2,235	8,627	—	10,862
Loss (gain) on disposal or impairment of assets, net	25,598	(3,101)	71,807	(50)	94,254
Equity-based compensation expense	—	—	—	(1,052)	(1,052)
Acquisition expense	4	—	—	63	67
Other income, net	718	353	711	472	2,254
Adjusted EBITDA attributable to unconsolidated entities	2,363	—	14	(145)	2,232
Adjusted EBITDA attributable to noncontrolling interest	(2,212)	—	(528)	—	(2,740)
Revaluation of liabilities	(6,495)	—	—	—	(6,495)
Other	921	9,064	(65)	—	9,920
Adjusted EBITDA	$341,958	$146,147	$96,564	$(42,153)	$542,516

	Year Ended March 31, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(92,720)	$(304,330)	$70,441	$(64,144)	$(390,753)	$—	$(390,753)
Depreciation and amortization	222,107	60,874	29,184	5,062	317,227	—	317,227
Amortization recorded to cost of sales	—	—	307	—	307	—	307
Net unrealized losses (gains) on derivatives	24,500	23,432	(566)	—	47,366	—	47,366
Inventory valuation adjustment	—	—	1,197	—	1,197	—	1,197
Lower of cost or net realizable value adjustments	—	(29,458)	(617)	—	(30,075)	—	(30,075)
Loss on disposal or impairment of assets, net	76,942	384,143	3,350	11,001	475,436	—	475,436
Equity-based compensation expense	—	—	—	6,727	6,727	—	6,727
Acquisition expense	27	—	—	1,684	1,711	—	1,711
Other income (expense), net	266	1,565	1,301	(39,635)	(36,503)	—	(36,503)
Adjusted EBITDA attributable to unconsolidated entities	3,019	—	(3)	(252)	2,764	—	2,764
Adjusted EBITDA attributable to noncontrolling interest	(1,647)	—	(2,887)	—	(4,534)	—	(4,534)
Revaluation of liabilities	6,261	—	—	—	6,261	—	6,261
Class D Preferred Unitholder consent fee	—	—	—	40,000	40,000	—	40,000
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	2,751	8,317	100	—	11,168	—	11,168
Discontinued operations	—	—	—	—	—	(621)	(621)
Adjusted EBITDA	$241,506	$144,543	$101,780	$(39,557)	$448,272	$(621)	$447,651

	Year Ended March 31, 2020
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(173,064)	$117,768	$142,411	$(90,447)	$(3,332)	$—	$(3,332)
Depreciation and amortization	163,588	70,759	27,930	3,035	265,312	—	265,312
Amortization recorded to cost of sales	—	—	349	—	349	—	349
Net unrealized (gains) losses on derivatives	(29,861)	(11,315)	2,619	—	(38,557)	—	(38,557)
Inventory valuation adjustment	—	—	(2,150)	—	(2,150)	—	(2,150)
Lower of cost or net realizable value adjustments	—	29,469	2,724	—	32,193	—	32,193
Loss (gain) on disposal or impairment of assets, net	255,285	(1,144)	7,645	—	261,786	—	261,786
Equity-based compensation expense	—	—	—	26,510	26,510	—	26,510
Acquisition expense	4,079	—	—	15,643	19,722	—	19,722
Other (expense) income, net	(448)	717	21	1,394	1,684	—	1,684
Adjusted EBITDA attributable to unconsolidated entities	2,152	—	24	(263)	1,913	—	1,913
Adjusted EBITDA attributable to noncontrolling interest	(1,210)	—	(1,842)	—	(3,052)	—	(3,052)
Revaluation of liabilities	9,194	—	—	—	9,194	—	9,194
Intersegment transactions (1)	—	—	2,099	—	2,099	—	2,099
Other	2,607	12,965	214	—	15,786	—	15,786
Discontinued operations	—	—	—	—	—	(42,270)	(42,270)
Adjusted EBITDA	$232,322	$219,219	$182,044	$(44,128)	$589,457	$(42,270)	$547,187

(1)    Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our ABL Facility, debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to purchases of inventory, capital expenditures, interest and repayment of debt maturities.

On February 4, 2021, we closed on our $2.05 billion 2026 Senior Secured Notes offering and entered into a $500.0 million ABL Facility. See Note 7 to our consolidated financial statements included in this Annual Report for a further discussion of these transactions and a description of the 2026 Senior Secured Notes and ABL Facility. These transactions extended the maturity of our debt and provided us with improved liquidity. In conjunction with the transaction, we agreed to certain restricted payment provisions, one of which requires us to temporarily suspend the quarterly common unit distribution which began with the quarter ended December 31, 2020, as well as distributions on all of our preferred units, which began with the quarter ended March 31, 2021, until our total leverage ratio (as defined in the indenture for the 2026 Senior Secured Notes) falls below 4.75 to 1.00. The cash savings from the suspension of the distributions should accelerate the deleveraging of our balance sheet and increase our liquidity and should create more financial flexibility going forward.

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

Short-Term Liquidity

On February 4, 2021, we closed on the $500.0 million ABL Facility, which provides liquidity to operate our business and manage our working capital requirements. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions. We currently anticipate to have minimal needs for acquisitions or expansion projects and expect to fund these items through cash flows from operations, acquisition specific financing transactions or borrowings under the ABL Facility. At March 31, 2022, $116.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $155.1 million.

On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. In addition, the sub-limit for letters of credit was increased to $250.0 million. The increase in the commitments was to support working capital needs through the existing higher commodity price environment.

As of March 31, 2022, our current assets exceeded our current liabilities by approximately $269.1 million.

For additional information related to our ABL Facility, see Note 7 to our consolidated financial statements included in this Annual Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or the sale of assets.

Senior Secured Notes

On February 4, 2021, we issued $2.05 billion of 2026 Senior Secured Notes in a private placement. The 2026 Senior Secured Notes bear interest at 7.50%, which is payable on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Senior Secured Notes mature on February 1, 2026.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 6.125% Senior Unsecured Notes Due 2025 and 7.5% Senior Unsecured Notes Due 2026 (“2026 Notes”) (collectively, the “Senior Unsecured Notes”).

Repurchases

During the year ended March 31, 2022, we repurchased $79.5 million of the 2023 Notes and $6.0 million of the 2026 Notes at a cumulative cash cost of $83.2 million (excluding payments of accrued interest).

Other Long-term Debt

The Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth on June 18, 2021 (see Note 17 to our consolidated financial statements included in this Annual Report).

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. Under this agreement, we are required to make monthly payments of $0.5 million (principal and interest) and a balloon payment of $23.9 million when this loan matures on November 1, 2027.

For additional information related to our long-term debt, see Note 7 to our consolidated financial statements included in this Annual Report.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and linefill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated.

	Capital Expenditures			Other
Year Ended March 31,	Expansion (1)	Maintenance	Acquisitions	Investments (2)
	(in thousands)
2022	$75,554	$59,468	$—	$350
2021	$90,920	$28,787	$(901)	$963
2020	$571,154	$61,353	$1,268,474	$21,218

(1)    Amounts for the years ended March 31, 2021 and 2020 include $18.2 million and $49.1 million, respectively, of transactions classified as acquisitions of assets.
(2)    Amounts for the years ended March 31, 2022, 2021 and 2020 primarily related to contributions made to unconsolidated entities and the purchase of membership interests in a water services and land company in November 2019.

Capital expenditures for the year ending March 31, 2023 are expected to be approximately $100 million.

Distributions Declared

The board of directors of our general partner decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet the 4.75 to 1.00 total leverage ratio set forth within the indenture of the 2026 Senior Secured Notes. This resulted in the suspension of the quarterly common unit distributions, which began with the quarter ended December 31, 2020, and all preferred unit distributions, which began with the quarter ended March 31, 2021. The board of directors of our general partner expects to evaluate the reinstatement of the common unit and all preferred unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses.

See further discussion of our cash distribution policy in Part II, Item 5–“Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” included in this Annual Report.

Contractual Obligations

Our contractual obligations primarily consist of purchase commitments, outstanding debt principal and interest obligations, operating lease obligations, pipeline commitments, asset retirement obligations and other commitments.

Purchase Commitments

Our fixed-price and index-price commodity purchase commitments result from contracts we have entered into for which we expect the parties to physically settle and deliver the inventory in future periods. As of March 31, 2022, our purchase commitments totaled $10.1 billion, with $5.5 billion due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our commodity purchase commitments and timing of our expected purchase commitments payments.

Debt Principal and Interest Obligations

As of March 31, 2022, our aggregate principal amount of outstanding debt was $3.4 billion, with $2.4 million due within one year. Our obligation for interest on the debt totaled $903.3 million, with $246.3 million due within one year, based on our outstanding balances and interest rates as of March 31, 2022. See Note 7 to our consolidated financial statements included in this Annual Report for information regarding our outstanding debt principal and interest obligations and timing of our expected payments.

Operating Lease Obligations

As of March 31, 2022, our undiscounted operating lease obligation was $145.9 million, with $46.6 million due within one year. See Note 15 to our consolidated financial statements included in this Annual Report for information regarding our lease obligations and timing of our expected lease payments.

Pipeline Commitments

Our pipeline commitments are noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on their pipelines. As of March 31, 2022, our future minimum throughput payments totaled $101.6 million, with $35.3 million due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our pipeline commitments and timing of our expected pipeline commitments payments.

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. As of March 31, 2022, our asset retirement obligations were $29.9 million, of which we expect to settle $0.2 million during the next year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our asset retirement obligations and timing of our expected asset retirement obligations payments.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs, real estate and subsidy payments. As of March 31, 2022, our commitment obligations were $31.4 million, with $12.1 million due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our other commitments and timing of our expected commitment payments.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Year Ended March 31,
Cash Flows Provided by (Used in):	2022	2021	2020
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$342,362	$295,301	$342,736
Changes in operating assets and liabilities	(136,516)	10,462	39,690
Operating activities-continuing operations	$205,846	$305,763	$382,426
Investing activities-continuing operations	$(212,408)	$(221,493)	$(1,737,620)
Financing activities-continuing operations	$5,555	$(100,376)	$978,833

Operating Activities-Continuing Operations. The seasonality of our Liquids Logistics segment has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics segment, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The decrease in net cash provided by operating activities during the year ended March 31, 2022 was due primarily to fluctuations in the value of accounts receivable and accounts payable, increased inventory valuations and higher interest expense during the year ended March 31, 2022. The decrease in net cash provided by operating activities during the year ended March 31, 2021 was due primarily to fluctuations in the value of accounts receivable, inventories and accounts payable during the year ended March 31, 2021.

Investing Activities-Continuing Operations. Net cash used in investing activities was $212.4 million during the year ended March 31, 2022, compared to net cash used in investing activities of $221.5 million during the year ended March 31, 2021. The decrease in net cash used in investing activities was due primarily to:

•net proceeds (gross cash proceeds less the amount of cash sold, excluding accrued expenses) of $63.5 million from the sale of our interest in Sawtooth in June 2021 (see Note 17 to our consolidated financial statements included in this Annual Report);
•a decrease in capital expenditures from $186.8 million (includes payment of amounts accrued as of March 31, 2020) during the year ended March 31, 2021 to $142.4 million (includes payment of amounts accrued as of March 31, 2021) during the year ended March 31, 2022 due primarily to fewer expansion projects in our Water Solutions segment; and
•proceeds of $18.5 million from certain asset sales during the year ended March 31, 2022 (see Note 4 to our consolidated financial statements included in this Annual Report).

These decreases in net cash used in investing activities were partially offset by:

•a $71.7 million increase in payments to settle derivatives; and
•total proceeds of $43.2 million from the sale of certain permits, land and a saltwater disposal facility to a third-party during the year ended March 31, 2021 (see Note 17 to our consolidated financial statements included in this Annual Report).

Net cash used in investing activities was $221.5 million during the year ended March 31, 2021, compared to net cash used in investing activities of $1.7 billion during the year ended March 31, 2020. The decrease in net cash used in investing activities was due primarily to:

•a $1.3 billion in cash paid for acquisitions and investments in unconsolidated entities during the year ended March 31, 2020; and
•a decrease in capital expenditures from $555.7 million (includes payment of amounts accrued as of March 31, 2019) during the year ended March 31, 2020 to $186.8 million (includes payment of amounts accrued as of March 31, 2020) during the year ended March 31, 2021 due primarily to expansion projects in our Delaware Basin system in the Water Solutions segment during the year ended March 31, 2020.

These decreases in net cash used in investing activities were partially offset by a $167.1 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash provided by financing activities was $5.6 million during the year ended March 31, 2022, compared to net cash used in financing activities of $100.4 million during the year ended March 31, 2021. The decrease in net cash used in financing activities was due primarily to:

•an increase of $1.6 billion in borrowings on the revolving credit facilities (net of repayments) during the year ended March 31, 2022;
•the repayment and termination of our $250.0 million term credit agreement in February 2021;
•a decrease of $144.6 million in distributions paid to our general partners and common unitholders, preferred unitholders and noncontrolling interest owners during the year ended March 31, 2022 due primarily to the reduction and subsequent suspension of the quarterly common unit and preferred unit distributions;

•$93.4 million in contingent consideration payments during the year ended March 31, 2021 due to installment payments related to the Mesquite acquisition;
•a make-whole fee of $55.6 million related to the termination of our term credit agreement in February 2021;
•a decrease of $50.6 million in debt issuance costs related to the termination of our term credit agreement and the issuance of the 2026 Senior Secured Notes in February 2021; and
•a decrease of $32.6 million paid in cash to repurchase a portion of our Senior Unsecured Notes during the year ended March 31, 2022.

These decreases in net cash used in financing activities were partially offset by:

•$2.05 billion in proceeds from the issuance of the 2026 Senior Secured Notes during the year ended March 31, 2021; and
•proceeds of $45.0 million for an equipment loan that is secured by certain of our barges and towboats during the year ended March 31, 2021.

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
•$622.4 million in net proceeds from the issuance of the 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) and the Class D Preferred Units during the year ended March 31, 2020;
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

Guarantor Summarized Financial Information

NGL Energy Partners LP (parent) and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes (see Note 7 to our consolidated financial statements included in this Annual Report). Certain of our wholly owned subsidiaries (“Guarantor Subsidiaries”) have, jointly and severally, fully and unconditionally guaranteed the Senior Unsecured Notes.

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

Balance sheet information:

NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
March 31, 2022
(in thousands)
ASSETS:
Current assets	$1,544,169
Noncurrent assets (1)(2)	$4,496,111
LIABILITIES AND EQUITY (3):
Current liabilities	$1,276,612
Noncurrent liabilities	$3,524,560
Class D Preferred Units	$551,097

(1)    Excludes $3.3 million of net intercompany payables due from NGL Energy Partners LP (parent) and the Guarantor Subsidiaries to the non-guarantor subsidiaries.
(2)    Includes $1.9 billion of goodwill and intangible assets.
(3)    There are no noncontrolling interests held at the co-issuers or Guarantor Subsidiaries.

Statement of operations information:

NGL Energy Partners LP (Parent) and Guarantor Subsidiaries
Twelve Months Ended March 31, 2022
(in thousands)
Revenues	$7,945,689
Operating income	$80,096
Loss from continuing operations	$(188,236)
Net loss (1)	$(188,236)
Loss from continuing operations allocated to common unitholders	$(292,765)

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of our operations and the use of estimates made by management. We have identified the following more critical judgment areas in the application of our accounting policies that are most important to the portrayal of our consolidated financial position and results of operations. The application of these accounting policies, which requires subjective or complex judgments regarding estimates and projected outcomes of future events, and changes in these accounting policies, could have a material effect on our consolidated financial statements.

Impairment of Goodwill

The goodwill relating to each of our reporting units is tested for impairment annually as well as when an event or change in circumstances indicates an impairment may have occurred. For each reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, an impairment loss is recognized to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value, limited to the total amount of goodwill for the reporting unit. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. During the years ended March 31, 2021 and 2020, we recorded goodwill impairments of $237.8 million and $250.0 million, respectively. We did not record a goodwill impairment during the year ended March 31, 2022. See Note 5 to our consolidated financial statements included in this Annual Report for a further discussion of our goodwill impairment assessment.

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets (property, plant and equipment and amortizable intangible assets) for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. Individual assets are grouped at the lowest level for which the related identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Estimates of future net cash flows include estimating future volumes, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans as well as external factors such as industry and economic trends. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates. If the carrying value is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its estimated fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. See Note 4 and Note 6 to our consolidated financial statements included in this Annual Report for a further discussion of our impairments of long-lived assets.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the fair value of such investment may have experienced a decline to less than its carrying value and the decline is other than temporary.

Depreciation and Amortization Methods and Estimated Useful Lives of Property, Plant and Equipment and Intangible Assets

Depreciation and amortization expense is the systematic write-off of the cost of our property, plant and equipment (net of residual or salvage value, if any) and the cost of our amortizable intangible assets to the results of operations for the quarterly and annual periods during which the assets are used. We depreciate our property, plant and equipment and amortize the majority of our intangible assets using the straight-line method, which results in our recording depreciation and amortization expense evenly over the estimated life of the individual asset. The estimate of depreciation and amortization expense requires us to make assumptions regarding the useful economic lives and residual values of our assets. When we acquire and place our property, plant and equipment in service or acquire intangible assets, we develop assumptions about the useful economic lives and residual values of such assets that we believe to be reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation and amortization expense prospectively and have a material impact on our results of operations. Examples of such circumstances include changes in laws and regulations that limit the estimated economic life of an asset, changes in technology that render an asset obsolete, changes in expected salvage values or changes in customer attrition rates. See Note 2, Note 4 and Note 6 to our consolidated financial statements included in this Annual Report for a further discussion.

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our consolidated balance sheets except for normal purchase and normal sale transactions that are expected to result in physical delivery. Changes in the fair value are recorded within revenue (for sales contracts) or cost of sales (for purchase contracts) in our consolidated statements of operations. We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third parties. Actual amounts could vary materially from estimated fair values due to changes in market prices. In addition, changes in the methods or assumptions used to determine the fair value of our derivative financial instruments could have a material effect on our consolidated financial statements. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk to see the impact of a 10% increase in the underlying commodity value and Note 2 and Note 10 to our consolidated financial statements included in this Annual Report for a further discussion of our derivative financial instruments.

Revenue Recognition

Our Water Solutions segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the applicable contract period and is based on our measure of satisfaction of our corresponding performance obligation, and the difference in timing of revenue recognition and billings results in contract assets and liabilities. The estimated performance obligation over the life of a contract includes significant judgments by management including volume and forecasted production information. Changes in these assumptions or a contract modification could have a material effect on the amount of variable consideration recognized as revenue. See Note 14 to our consolidated financial statements included in this Annual Report for a further discussion of our revenue recognition policies.

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement, or removal activities when the assets are retired. Our largest asset retirement obligations involve the abandonment or removal of pipelines and saltwater and freshwater disposal wells. We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. Most of these retirement obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2022 includes a liability of $29.9 million related to asset retirement obligations, which is reported within other noncurrent liabilities.

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

Acquisitions

Fair values of assets acquired and liabilities assumed are based upon available information and may involve engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. We must also identify and include in the allocation all acquired tangible and intangible assets that meet certain criteria, including assets that were not previously recorded by the acquired entity. The estimates most commonly involve property, plant and equipment and intangible assets, including those with indefinite lives. The estimates also include the fair value of contracts including commodity purchase and sale agreements, storage contracts, and transportation contracts. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. For a business combination, the excess of the purchase price over the net fair value of acquired assets and assumed liabilities is recorded as goodwill, which is not amortized but instead is evaluated for impairment at least annually. Pursuant to GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate, which has since been determined to be an adjusted forward-looking term rate based on the secured overnight financing rate). At March 31, 2022, we had $116.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 4.64%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.1 million, based on borrowings outstanding at March 31, 2022.

In addition, on and after certain dates, distributions for our Class B Preferred Units and Class C Preferred Units will be calculated using the applicable three-month LIBOR interest rate (or alternative rate as determined in the partnership agreement) plus a spread. For our Class B Preferred Units, distributions on and after July 1, 2022 will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the partnership agreement) plus a spread of 7.213%. For our Class C Preferred Units, distributions on and after April 15, 2024 will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the partnership agreement) plus a spread of 7.384%.

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

Although we use financial derivative instruments to reduce the market price risk associated with forecasted transactions, we do not account for financial derivative transactions as hedges. All changes in the fair value of our physical contracts that do not qualify as normal purchases and normal sales and settlements (whether cash transactions or non-cash mark-to-market adjustments) are reported either within revenue (for sales contracts) or cost of sales (for purchase contracts) in our consolidated statements of operations, regardless of whether the contract is physically or financially settled. See “Critical Accounting Estimates” above for a discussion of how we determine the fair value of our financial derivative instruments.

The following table summarizes the hypothetical impact on the March 31, 2022 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(4,838)
Crude oil (Crude Oil Logistics segment)	$(8,612)
Propane (Liquids Logistics segment)	$532
Butane (Liquids Logistics segment)	$(3,026)
Refined Products (Liquids Logistics segment)	$(2,598)
Other Products (Liquids Logistics segment)	$4,106

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

At March 31, 2022, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2022. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2022, such disclosure controls and procedures were effective.

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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Our internal control over financial reporting as of March 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears below in this section of the Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2022, and our report dated June 6, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 6, 2022

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

The board of directors of our general partner currently has eight members. The board of directors of our general partner has determined that Mr. James M. Collingsworth, Mr. Stephen L. Cropper, Mr. Bryan K. Guderian and Mr. Derek S. Reiners satisfy the New York Stock Exchange (“NYSE”) and Securities and Exchange Commission (“SEC”) independence requirements. The NYSE does not require a listed publicly traded limited partnership like NGL to have a majority of independent directors on the board of directors of its general partner. In addition, we are not required to have a nominating and corporate governance committee.

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

Directors and Named Executive Officers

Directors of our general partner are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Named executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The following table summarizes information regarding the directors of our general partner and our named executive officers as of June 1, 2022.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	68	Chief Executive Officer and Director
Linda J. Bridges	38	Executive Vice President and Chief Financial Officer
John A. Ciolek	58	Executive Vice President, Strategic Initiatives
Kurston P. McMurray	50	Executive Vice President and General Counsel and Secretary
Lawrence J. Thuillier	51	Chief Accounting Officer
Shawn W. Coady	60	Director
James M. Collingsworth	67	Director
Stephen L. Cropper	72	Director
Bryan K. Guderian	62	Director
John T. Raymond	51	Director
Derek S. Reiners	51	Director
Randall S. Wade	52	Director

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

Mr. Krimbill brings leadership, oversight and financial experience to the board. Mr. Krimbill provides expertise in managing and operating a publicly traded partnership, including substantial expertise in successfully acquiring and integrating midstream businesses. Mr. Krimbill also brings financial expertise to the board, including his prior service as a chief financial officer. Mr. Krimbill’s experience serving on other public company boards is also a valuable asset to our board of directors.

Linda J. Bridges. Ms. Bridges has served as our Executive Vice President and Chief Financial Officer since September 30, 2021. Ms. Bridges served as our Senior Vice President, Finance and Treasurer from April 2018 to September 2021. She joined the general partner in June 2016, as Vice President of Finance and Treasurer until she was promoted. Ms. Bridges spent nine years in the commercial division at the Bank of Oklahoma, holding various positions including Vice President - Energy Lending.

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

Kurston P. McMurray. Mr. McMurray has served as our Executive Vice President and General Counsel and Secretary since October 2016. Mr. McMurray joined NGL in February 2015 as Vice President, Legal and Corporate Secretary. Prior to joining NGL, Mr. McMurray practiced law in the Tulsa, Oklahoma area since 1998 at firms including Moyers, Martin, Santee, Imel & Tetrick LLP. and Robinett & Osmond and was a founding shareholder of Kurston P. McMurray, PC and Wilkin/McMurray PLLC. Mr. McMurray’s private practice specialized in business transactions, real estate, construction, healthcare, banking, corporate governance, corporate management and commercial litigation.

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

Mr. Collingsworth, Mr. Cropper, Mr. Guderian, and Mr. Reiners currently serve on the audit committee, and Mr. Reiners serves as the chairman. The board of directors of our general partner has determined that Mr. Reiners is an “audit committee financial expert” as defined under SEC rules and that each member of the audit committee is financially literate. In compliance with the requirements of the NYSE, all of the members of the audit committee are independent directors, as defined in the applicable NYSE and Exchange Act rules.

Compensation Committee

The board of directors of our general partner has established a compensation committee. The compensation committee’s responsibilities include the following, among others:

•establishing the general partner’s compensation philosophy and objectives;
•approving the compensation of the Chief Executive Officer and other officers;
•making recommendations to the board of directors with respect to the directors; and
•reviewing and making recommendations to the board of directors with respect to incentive compensation and equity-based compensation plans.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2022” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2022.

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

Our “named executive officers” for fiscal year 2022 were:

•H. Michael Krimbill–Chief Executive Officer
•Linda J. Bridges–Executive Vice President and Chief Financial Officer (effective September 30, 2021)
•Lawrence J. Thuillier–Chief Accounting Officer
•Kurston P. McMurray–Executive Vice President and General Counsel and Secretary
•John A. Ciolek–Executive Vice President, Strategic Initiatives
•Robert W. Karlovich III–Former Executive Vice President and Chief Financial Officer (resigned effective September 30, 2021)

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
•Role of the Compensation Committee’s Consultant: In carrying out its responsibilities for establishing, implementing and monitoring the effectiveness of our executive compensation philosophy, plans and programs, our compensation committee has the authority to engage outside experts to assist in its deliberations. In March 2021, the compensation committee received compensation advice and data from Pearl Meyer & Partners (“PM&P”). PM&P provided advice and guidance regarding the principal components of compensation for our directors and market salary information for certain executive and senior vice president positions. The compensation committee reviewed the services provided by PM&P and determined that they are independent in providing executive compensation consulting services. In making this determination, the compensation committee noted the following:

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
◦Fees paid to PM&P by the Partnership for the services provided in March 2021 were less than 1% of PM&P’s total revenue;
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

Elements of Executive Compensation

As part of our pay-for-performance approach to executive compensation, the compensation of our executive officers includes a significant component of incentive compensation based on our performance. The following table summarizes the primary elements of compensation in our executive compensation program:

Objective Supported
Element	Primary Purpose	How Amount Determined	Attract & Retain	Motivate & Pay-for- Performance	Unitholder Alignment
Base Salary	Fixed income to compensate executive officers for their level of responsibility, expertise and experience	Based on competition in the marketplace for executive talent and abilities	X

Discretionary Cash Bonus Awards	Rewards achievement of specific annual financial and operational performance goals	Based on the named executive officer’s relative contribution to the ongoing business of the Partnership	X	X	X
Recognizes individual contributions to our performance

Long-Term Equity Incentive Awards	Motivates and rewards the achievement of long-term performance goals, including increasing the market price of our common units and the quarterly distributions to our unitholders	Based on the named executive officer’s expected contribution to long-term performance goals	X	X	X
Provides a forfeitable long-term incentive to encourage executive retention

Base Salary

The compensation committee periodically reviews the base salaries of our named executive officers and may recommend adjustments as necessary. We do not make automatic annual adjustments to base salary.
Our named executive officers are entitled to the following annual base salaries:

Name	Fiscal Year Ended March 31, 2021 Base Salary Rate($)(1)	Fiscal Year Ended March 31, 2022 Base Salary Rate($)(2)
H. Michael Krimbill	625,000	625,000
Linda J. Bridges	—	500,000
Lawrence J. Thuillier	300,000	312,000
Kurston P. McMurray	500,000	500,000
John A. Ciolek	500,000	500,000
Robert W. Karlovich III	500,000	500,000

(1)    Messrs. Thuillier and McMurray’s base salary rates became effective March 28, 2021. All other named executive officers’ base salary rates were effective April 1, 2020, other than Ms. Bridges who was not serving as a named executive officer during the relevant fiscal year.
(2)    Ms. Bridges base salary rate became effective with her appointment to Executive Vice President and Chief Financial Officer on September 30, 2021. Mr. Thuillier’s base salary rate became effective on January 16, 2022. Mr. Karlovich’s base salary rate for the fiscal year was prorated through September 30, 2021, the date of his resignation from employment. All other named executive officers’ base salary rates were effective April 1, 2021.

Discretionary Cash Bonus Awards

None of the named executive officers is subject to a formal cash bonus plan, and any cash bonuses are at the discretion of the compensation committee of the board of directors. During fiscal year 2022, cash bonuses of $0.3 million were paid to both Mr. Ciolek and Mr. McMurray and cash bonuses of $0.2 million were paid to both Ms. Bridges and Mr. Thuillier. Neither Mr. Krimbill nor Mr. Karlovich received a cash bonus during fiscal year 2022.

Long-Term Equity Incentive Awards

The Partnership previously adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. The LTIP expired with respect to future awards on May 10, 2021. Prior to expiring, on May 5, 2021, the compensation committee of our board of directors granted certain restricted units to the named executive officers, which vest in tranches, subject to the continued service of the recipients through the vesting date (the “Service Awards”). See “2022 Grants of Plan Based Awards” for details about the number of restricted Service Award units granted in fiscal year 2022 and the relevant vesting terms.

The following table summarizes Service Award units activity for all outstanding Service Award grants during fiscal year 2022 with respect to the named executive officers:

	Unvested Units at				Unvested Units at
Name	March 31, 2021	Units Granted	Units Vested	Units Forfeited	March 31, 2022
H. Michael Krimbill (1)	75,000	250,000	(137,500)	—	187,500
Linda J. Bridges (2)	6,250	100,000	(31,250)	—	75,000
Lawrence J. Thuillier (3)	5,000	55,000	(18,750)	—	41,250
Kurston P. McMurray (4)	10,000	150,000	(47,500)	—	112,500
John A. Ciolek (5)	12,500	150,000	(50,000)	—	112,500
Robert W. Karlovich III (6)	12,500	150,000	—	(162,500)	—

(1)    Mr. Krimbill vested in 75,000 Service Awards on November 12, 2021 and 62,500 Service Awards on February 10, 2022. He was granted 250,000 Service Awards on May 5, 2021.
(2)    Ms. Bridges vested in 6,250 Service Awards on November 12, 2021 and 25,000 Service Awards on February 10, 2022. She was granted 100,000 Service Awards on May 5, 2021.
(3)    Mr. Thuillier vested in 5,000 Service Awards on November 12, 2021 and 13,750 Service Awards on February 10, 2022. He was granted 55,000 on May 5, 2021.
(4)    Mr. McMurray vested in 10,000 Service Awards on November 12, 2021 and 37,500 Service Awards on February 10, 2022. He was granted 150,000 Service Awards on May 5, 2021.
(5)    Mr. Ciolek vested in 12,500 Service Awards on November 12, 2021 and 37,500 Service Awards on February 10, 2022. He was granted 150,000 Service Awards on May 5, 2021.
(6)    Mr. Karlovich was granted 150,000 Service Awards on May 5, 2021. He forfeited all outstanding Service Awards upon his resignation from employment on September 30, 2021.

The following table summarizes the vesting dates of unvested Service Award units at March 31, 2022:

	Units by Vesting Date			Unvested Units at
Name	November 14, 2022	February 13, 2023	November 15, 2023	March 31, 2022
H. Michael Krimbill	62,500	62,500	62,500	187,500
Linda J. Bridges	25,000	25,000	25,000	75,000
Lawrence J. Thuillier	13,750	13,750	13,750	41,250
Kurston P. McMurray	37,500	37,500	37,500	112,500
John A. Ciolek	37,500	37,500	37,500	112,500
Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers, other than to Mr. McMurray, who is entitled to receive severance benefits pursuant to his employment agreement in the event of certain terminations of his employment (as described below after the “Summary Compensation Table” under the heading, “Employment Agreement with Mr. McMurray”). The board of directors has the option to accelerate the vesting of the Service Awards in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of Service Awards upon a change in control, that hypothetically occurred on March 31, 2022, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2022” table below (in the “Market Value of Service Award Units that Have Not Yet Vested” column).

401(k) Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees, including our named executive officers, to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4% and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over an employee’s first two years of employment, subject to a participant’s continued service.

Other Benefits

We do not maintain a defined benefit or pension plan for our executive officers, because we believe such plans primarily reward longevity rather than performance. We offer a benefits package available to substantially all full-time employees, which includes a 401(k) plan and medical, dental, vision, disability and life insurance.

Other Officers

Certain officers who have leadership roles within our individual business segments, but who are not executive officers, participate in formulaic bonus programs that are based on the performance of the individual business segments with which they are involved. In most cases, similar programs were in place prior to our acquisition of the businesses, and we have left the programs substantially intact.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2022, James M. Collingsworth, Stephen L. Cropper, and Bryan K. Guderian served on the compensation committee. None of these individuals is an employee or an officer of our general partner.

Summary Compensation Table

The following table summarizes the compensation earned by our named executive officers for fiscal years 2020 through 2022.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Unit Awards (Service Awards) (1) ($)	All Other Compensation (2) ($)	Total ($)
H. Michael Krimbill	2022	625,000	—	537,500	15,719	1,178,219
Chief Executive Officer	2021	625,000	—	—	17,632	642,632
	2020	625,000	1,500,000	1,000,011	11,019	3,136,030

Linda J. Bridges (3)	2022	413,846	200,000	215,000	15,632	844,478
Executive Vice President and
Chief Financial Officer

Lawrence J. Thuillier	2022	300,692	150,000	118,250	15,353	584,295
Chief Accounting Officer	2021	270,000	150,000	—	14,849	434,849
	2020	269,923	—	135,004	9,751	414,678

Kurston P. McMurray	2022	495,192	250,000	322,500	3,863	1,071,555
Executive Vice President and	2021	375,000	600,000	—	9,210	984,210
General Counsel and Secretary	2020	374,039	500,000	100,012	8,857	982,908

John A. Ciolek	2022	500,000	250,000	322,500	12,374	1,084,874
Executive Vice President,	2021	500,000	—	—	15,390	515,390
Strategic Initiatives	2020	140,385	—	501,250	119	641,754

Robert W. Karlovich III (4)	2022	276,923	—	322,500	6,907	606,330
Executive Vice President and	2021	500,000	600,000	—	12,759	1,112,759
Chief Financial Officer	2020	500,000	500,000	100,012	6,900	1,106,912

(1)    The fair values of the restricted units shown in the table above were calculated in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the restricted unit awards, see Note 9 to our consolidated financial statements included in this Annual Report.
(2)    The amounts in this column include matching contributions to our 401(k) plan and taxable group term life insurance.
(3)     Ms. Bridges became Executive Vice President and Chief Financial Officer effective September 30, 2021, and thus was not a named executive officer prior to fiscal year 2022.
(4)    Mr. Karlovich resigned as Executive Vice President and Chief Financial Officer effective September 30, 2021.

Employment Agreement with Mr. McMurray

Mr. McMurray is party to an employment agreement with the Partnership, dated March 10, 2017. The agreement has a term of five years from the effective date, subject to automatic renewals for one-year periods thereafter unless either party provides 60 days’ notice of non-renewal of the term. The agreement was renewed by its terms as of March 10, 2022. The agreement provides that Mr. McMurray will receive a base salary of no less than $250,000 per year and will be eligible to receive an annual bonus with respect to each fiscal year of the Partnership at a target of 100% of his base salary. Mr. McMurray is also entitled to receive annual awards of unvested units under the Partnership’s LTIP.

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

Restricted Unit Awards

During fiscal year 2022, the compensation committee granted Service Awards to the named executive officers.

2022 Grants of Plan Based Awards

The following table summarizes the number of restricted Service Award units granted to our named executive officers, and their grant date fair values:

Name	Grant Date	Total Number of Service Award Units (#)	Grant Date Fair Value of Service Award Units ($)(1)
H. Michael Krimbill	May 5, 2021	250,000	537,500
Linda J. Bridges	May 5, 2021	100,000	215,000
Lawrence J. Thuillier	May 5, 2021	55,000	118,250
Kurston P. McMurray	May 5, 2021	150,000	322,500
John A. Ciolek	May 5, 2021	150,000	322,500
Robert W. Karlovich III	May 5, 2021	150,000	322,500

(1)    The fair values of the restricted Service Award units shown in the table above were calculated in accordance with ASC Topic 718, Stock Compensation, and does not represent the amount actually realized by the named executive officer at vesting, which may be more or less than the amount reported in the table above. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the restricted unit awards, see Note 9 to our consolidated financial statements included in this Annual Report.

The 2022 Service Awards vest and settle in common units. During fiscal year 2022, the compensation committee granted Service Awards to the named executive officers for which units vest in substantially equal installments on February 10, 2022, November 14, 2022, February 13, 2023 and November 15, 2023, subject to the continued service of the recipients through each such vesting date.

Outstanding Equity Awards at March 31, 2022

The following table summarizes the number of unvested Service Awards outstanding and their fair values at March 31, 2022:

	Number of Service Award Units that Have Not Yet Vested	Market Value of Service Award Units that Have Not Yet Vested
Name	(#)(1)	($)(2)
H. Michael Krimbill	187,500	416,250
Linda J. Bridges	75,000	166,500
Lawrence J. Thuillier	41,250	91,575
Kurston P. McMurray	112,500	249,750
John A. Ciolek	112,500	249,750
Robert W. Karlovich III (3)	—	—

(1)    Reflects Service Awards that have not vested and are held by each named executive officer. The outstanding Service Awards units vest in substantially equal installments on November 14, 2022, February 13, 2023 and November 15, 2023.
(2)    Calculated based on the closing market price of our common units at March 31, 2022 of $2.22. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.

(3)    Mr. Karlovich resigned effective September 30, 2021 resulting in the forfeiture of his Service Awards. As a result, Mr. Karlovich did not have any outstanding equity awards as of March 31, 2022.

2022 Units Vested

During fiscal year 2022, certain of the restricted Service Awards vested. The following table summarizes the value of the awards on the vesting date which was calculated based of the closing market price per common unit on the vesting dates.

Name	Number of Service Award Units Acquired on Vesting (#)	Value Realized on Vesting ($)
H. Michael Krimbill (1)	137,500	379,500
Linda J. Bridges (2)	31,250	63,250
Lawrence J. Thuillier (3)	18,750	25,300
Kurston P. McMurray (4)	47,500	43,925
John A. Ciolek (5)	50,000	63,250
Robert W. Karlovich III (6)	—	—

(1)    Mr. Krimbill vested in 75,000 Service Awards on November 12, 2021 and 62,500 Service Awards on February 10, 2022.
(2)    Ms. Bridges vested in 6,250 Service Awards on November 12, 2021 and 25,000 Service Awards on February 10, 2022.
(3)    Mr. Thuillier vested in 5,000 Service Awards on November 12, 2021 and 13,750 Service Awards on February 10, 2022.
(4)    Mr. McMurray vested in 10,000 Service Awards on November 12, 2021 and 37,500 Service Awards on February 10, 2022.
(5)    Mr. Ciolek vested in 12,500 Service Awards on November 12, 2021 and 37,500 Service Awards on February 10, 2022.
(6)    Mr. Karlovich forfeited all outstanding Service Awards upon his resignation from employment on September 30, 2021.

Upon vesting, certain of the named executive officers elected for us to remit payments to taxing authorities in lieu of issuing common units. The following table summarizes the number of common units issued and the number of common units withheld for taxes:

Name	Number of Units Issued	Number of Units Withheld	Total
H. Michael Krimbill	137,500	—	137,500
Linda J. Bridges	16,753	14,497	31,250
Lawrence J. Thuillier	10,489	8,261	18,750
Kurston P. McMurray	25,489	22,011	47,500
John A. Ciolek	50,000	—	50,000

Potential Payments Upon Termination or Change in Control

We do not provide any severance or change of control benefits to our named executive officers, other than Mr. McMurray, who is entitled to receive severance benefits for certain types of terminations (as described in more detail above under the heading, “Employment Agreement with Mr. McMurray”). In the event that Mr. McMurray’s employment had been terminated as of March 31, 2022 by the Partnership without “cause” or due to a “constructive discharge,” Mr. McMurray would have been entitled to receive the following amounts:

Cash Severance	Value of Guaranteed Unit Awards	Target Annual Bonus	Total
$500,000	$249,750	$500,000	$1,249,750

The board of directors has the option to accelerate the vesting of the Service Awards in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors were to exercise its discretion to accelerate the vesting of Service Awards upon a change in control, that hypothetically occurred on March 31, 2022, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2022” table above (in the “Market Value of Service Award Units that Have Not Yet Vested” column).

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer, Mr. Krimbill, to the median of the annual total compensation of our employees for our last fiscal year.

For the year ended March 31, 2022:

•The median of the annual total compensation of all employees (other than the Chief Executive Officer) was $88,063; and
•The annual total compensation of Mr. Krimbill, as reported in the Summary Compensation Table above, was $1,178,219.

Based on the information for the year ended March 31, 2022, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was approximately 13 to 1.

To determine our median employee, we identified each individual employed by us on January 1, 2022, our determination date. As of that date, we had 876 employees located in two countries. We identified the median employee by examining only base pay plus overtime for the period from January 1, 2021 through December 31, 2021. We included all employees, with the exception of four employees that work in Canada, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions or adjustments to any base pay plus overtime amounts. After identifying the median employee, we calculated the annual total compensation for the median employee using the same methodology we use to calculate total annual compensation for our named executive officers, as set forth in the Summary Compensation Table above.

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

The following table summarizes the compensation earned during fiscal year 2022 by each director who is not an officer or employee of our general partner or its affiliates:

Name	Fees Earned or Paid in Cash ($)	Restricted Unit Awards ($)(1)	Total ($)
Shawn W. Coady	80,000	107,500	187,500
James M. Collingsworth	104,000	107,500	211,500
Stephen L. Cropper	109,000	107,500	216,500
Bryan K. Guderian	104,000	107,500	211,500
Derek S. Reiners	100,000	107,500	207,500

(1)    The amounts reflected in this column represent the grant date fair value of each director’s May 5, 2021 award of 50,000 restricted units, which were calculated in accordance with ASC Topic 718, Stock Compensation. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the restricted unit awards, see Note 9 to our consolidated financial statements included in this Annual Report. See table below for discussion of the vesting of these grants.

Long-Term Equity Incentive Awards

The following table summarizes Service Award units activity during fiscal year 2022 with respect to each director who is not an officer or employee of our general partner or its affiliates:

	Unvested Units at			Unvested Units at
Name	March 31, 2021	Units Granted	Units Vested (1)	March 31, 2022 (2)
Shawn W. Coady	4,000	50,000	(16,500)	37,500
James M. Collingsworth	4,000	50,000	(16,500)	37,500
Stephen L. Cropper	4,000	50,000	(16,500)	37,500
Bryan K. Guderian	4,000	50,000	(16,500)	37,500
Derek S. Reiners	4,000	50,000	(16,500)	37,500

(1)    4,000 Service Awards vested on November 12, 2021 and 12,500 Service Awards vested on February 10, 2022.
(2)    12,500 Service Awards will vest on November 14, 2022, 12,500 Service Awards will vest on February 13, 2023 and 12,500 Service Awards will vest on November 15, 2023, subject to the continued service of the recipients through each such vesting date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of June 1, 2022, of our common units by:

•each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;
•each director of our general partner;
•each named executive officer of our general partner; and
•all directors and executive officers of our general partner as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Invesco Ltd. (2)	19,717,009	15.09%
EIG Neptune Equity Aggregator, L.P. (3)	16,734,375	11.35%

Directors and named executive officers:
Linda J. Bridges (4)	62,165	*
John A. Ciolek (5)	194,764	*
Shawn W. Coady (6)	2,614,695	2.00%
James M. Collingsworth (7)	352,370	*
Stephen L. Cropper (8)	87,500	*
Bryan K. Guderian	85,000	*
H. Michael Krimbill (9)	4,127,518	3.16%
Kurston P. McMurray (10)	84,231	*
John T. Raymond	50,000	*
Derek S. Reiners	38,500	*
Lawrence J. Thuillier (11)	60,319	*
Randall S. Wade	—	*
All directors and executive officers as a group (12 persons) (12)	7,757,062	5.94%

* Less than 1.0%
(1)    Based on 130,695,970 common units outstanding at June 1, 2022.
(2)    The mailing address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309. Invesco Ltd. reported sole voting and dispositive power with respect to all common units beneficially owned. The information related to Invesco Ltd. is based upon its Schedule 13G/A filed with the SEC on February 10, 2022.
(3)    The mailing address for EIG Neptune Equity Aggregator, L.P. (“EIG Neptune”) is 600 New Hampshire Ave NW, Suite 1200, Washington, DC 20037. EIG Neptune reported sole voting and dispositive power with respect to all common units beneficially owned. The information related to EIG Neptune is based upon its Schedule 13D/A filed with the SEC on September 4, 2020. The common units beneficially owned relate to warrants that were exercisable on July 2, 2020. For purposes of calculating ownership percentages, the units underlying the warrants are only deemed outstanding for purposes of calculating EIG Neptune’s percentage.
(4)    Does not include 75,000 unvested units, of which 25,000 will vest on each of the following dates, November 14, 2022, February 13, 2023 and November 15, 2023, subject to the continued service through each such vesting date.
(5)    Does not include 112,500 unvested units, of which 37,500 will vest on each of the following dates, November 14, 2022, February 13, 2023 and November 15, 2023, subject to the continued service through each such vesting date.
(6)    Dr. Coady owns 134,804 of these common units. SWC Family Partnership LP owns 2,320,391 of these common units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Dr. Coady is the sole member. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 135,000 of these common units. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The Tara Nicole Coady Trust II, of which the reporting person is the trustee, owns 12,250 of these common units. The Colleen Blair Coady Trust, of which the reporting person is the trustee, owns 12,250 of these common units. Dr. Coady also owns a 12.27% interest in our general partner through Coady Enterprises, LLC, of which he owns 100% of the membership interests.
(7)    Mr. Collingsworth owns 340,000 of these common units. Mr. Collingsworth holds 2,000 of these common units jointly with his spouse, Cindy Collingsworth. Cindy Collingsworth and her sister jointly own 9,500 of these common units. Cindy Collingsworth owns 870 of these common units.
(8)    Mr. Cropper owns 62,500 of these common units. The Donna L. Cropper Revocable Living Trust, of which Mr. Cropper and his spouse, Donna L. Cropper, are the trustees, owns 25,000 of these common units.
(9)    Mr. Krimbill owns 2,241,115 of these common units, which does not include 187,500 unvested units, of which 62,500 will vest on each of the following dates, November 14, 2022, February 13, 2023 and November 15, 2023, subject to the continued service through each such vesting date. All of the unvested units noted above were reported on Mr. Krimbill’s Form 4. Krim2010, LLC owns 904,848 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP also owns 488,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Krimbill Enterprises LP, II also owns 130,000 of these common units. Krimbill Enterprises LP, II is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns a 14.81% interest in our general partner through KrimGP2010, LLC, of which he owns 100% of the membership interests.
(10)    Does not include 112,500 unvested units, of which 37,500 will vest on each of the following dates, November 14, 2022, February 13, 2023 and November 15, 2023, subject to the continued service through each such vesting date. Mr. McMurray owns a 0.25% interest in our general partner through MCM Investments, LLC, of which he owns 100% of the membership interests.
(11)    Does not include 41,250 unvested units, of which 13,750 will vest on each of the following dates, November 14, 2022, February 13, 2023 and November 15, 2023, subject to the continued service through each such vesting date.
(12)    The directors and executive officers of our general partner also collectively own a 29.69% interest in our general partner.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our general partner listed above is 6120 South Yale Avenue, Suite 805, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information regarding the securities that may be issued under the LTIP at March 31, 2022.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders (1)	2,188,800	—	—
Total	2,188,800	—	—

(1)    Our general partner adopted the LTIP in connection with the completion of our initial public offering (“IPO”) in May 2011, which did not require the approval of our unitholders. Prior to the expiration of the LTIP on May 10, 2021, we granted approximately 3.3 million common units as Service Awards, which will vest in our 2023 and 2024 fiscal years. Due to the LTIP expiring, we have no common units available for grant and any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 44,208,446 common units, representing an aggregate 33.83% limited partner interest in us. In addition, our general partner owns a 0.1% general partner interest in us and all of our incentive distribution rights (“IDRs”). As of March 31, 2022, we owned 8.69% of our general partner.

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

Operation Stage

Distributions of available cash to our directors, executive officers, and greater than 5% unitholders and our general partner
We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, executive officers, and greater than 5% unitholders as the holders of an aggregate 44,208,446 common units, and 0.1% to our general partner. In addition, when distributions exceed the minimum quarterly distribution and other higher target distributions levels, our general partner is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

If our general partner elects to reset the target distribution levels, it will be entitled to receive common units and to maintain its general partner interest.

As described in Note 7 to our consolidated financial statements included in this Annual Report, the indenture to the 2026 Senior Secured Notes restricts us from paying distributions until our total leverage ratio (as defined in the indenture) for the most recently ended four full fiscal quarters at the time of the distribution is not greater than 4.75 to 1.00. In addition, quarterly distributions on the preferred units must be fully paid for all preceding fiscal quarters before we are permitted to declare or pay any distributions on our common units.

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

Transactions with Related Persons

We purchase goods and services from certain entities that are partially owned by our named executive officers. The following table summarizes these transactions from April 1, 2021 to March 31, 2022:

Entity	Nature of Purchases	Amount Purchased	Ownership Interest in Entity
		(in thousands)
H. Michael Krimbill
KAIR2014 LLC (“KAIR2014”)	Aircraft	$670	50%

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of March 31, 2022, the outstanding balance of the loan is approximately $2.5 million. Payments are made monthly, reducing the outstanding balance, and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of March 31, 2022, no accrual has been recorded related to this guarantee.

Travis Krimbill, an employee of the Partnership, is the son of H. Michael Krimbill, who is a named executive officer of the Partnership and a member of the board of directors. Travis Krimbill does not report to H. Michael Krimbill and his compensation is determined by the Chief Financial Officer. During the year ended March 31, 2022, Travis Krimbill received total compensation of approximately $0.2 million.

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

Item 14.    Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP to audit our annual consolidated financial statements and for other services for the periods indicated:

	March 31,
	2022	2021
	(in thousands)
Audit fees (1)	$1,882	$2,149
Audit-related fees (2)	—	7
Tax fees	—	—
All other fees	—	—
Total	$1,882	$2,156

(1)    Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and the preparation of letters to underwriters and other requesting parties.
(2)    Includes fees in fiscal year 2021 for review services for one of our subsidiaries.

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

PART IV
Item 15.    Exhibit and Financial Statement Schedules

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

2.2
Asset Purchase and Sale Agreement, dated May 13, 2019, by and among NGL Energy Partners LP, Mesquite Disposals Unlimited, LLC and Mesquite SWD, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

2.3
Membership Interest Purchase Agreement, dated as of August 7, 2019, between NGL Energy Operating, LLC and Trajectory Acquisition Company LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on October 4, 2019)

2.4
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

2.5	Membership Interest Purchase Agreement, dated as of June 18, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on June 21, 2021)
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
4.20
Sixth Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

4.21
Seventh Supplemental Indenture, dated as of February 18, 2021, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2021 filed with the SEC on June 3, 2021)

4.22*
Eighth Supplemental Indenture, dated as of March 25, 2022 among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee

4.23
Indenture, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.24
Forms of 6.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.25
Registration Rights Agreement, dated as of February 22, 2017, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.26
First Supplemental Indenture, dated as of July 18, 2018, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.27
Second Supplemental Indenture, dated as of January 25, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019)

4.28
Third Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.29
Fourth Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

4.30
Fifth Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

4.31
Sixth Supplemental Indenture, dated as of February 18, 2021, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.30 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2021 filed with the SEC on June 3, 2021)

4.32*
Seventh Supplemental Indenture, dated as of March 25, 2022, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee

4.33
Indenture, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.34
Forms of 7.5% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.35
Registration Rights Agreement, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Mizuho Securities USA LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.36
First Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.37
Second Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

4.38
Third Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

Exhibit Number	Description
4.39
Fourth Supplemental Indenture, dated as of February 18, 2021, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.37 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2021 filed with the SEC on June 3, 2021)

4.40*
Fifth Supplemental Indenture, dated as of March 25, 2022, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee

4.41
Indenture, dated as of February 4, 2021, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

4.42
Form of 7.500% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 and included as Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

4.43*
First Supplemental Indenture, dated as of March 28, 2022, among NGL Shared Services, LLC, NGL Shared Services Holdings, Inc., NGL Energy Operating LLC, NGL Energy Finance Corp., the other Guarantors and U.S. Bank Trust Company, National Association, as Trustee

4.44
Amended and Restated Guaranty Agreement, dated as of March 31, 2017 and effective as of December 31, 2016, among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

4.45
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.46
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.47*	Description of NGL Energy Partners LP’s securities
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

10.3*	Second Amendment to Credit Agreement
10.4*
Credit Party Accession Agreement, dated as of March 28, 2022, among NGL Shared Services, LLC, NGL Shared Services Holdings, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent

10.5
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.6+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 17, 2011)
10.7+
Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

10.8
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

10.12	Form of Par Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.13	Form of Premium Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.14
Class D Preferred Unit and Warrant Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on September 30, 2019)

10.15	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

Exhibit Number	Description
10.16	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
21.1*	List of Subsidiaries of NGL Energy Partners LP
22.1*	List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended March 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2022, 2021, and 2020, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2022, 2021, and 2020, and (vi) Notes to Consolidated Financial Statements.
+    Management contracts or compensatory plans or arrangements.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2022.

NGL ENERGY PARTNERS LP
By:	NGL Energy Holdings LLC, its general partner
	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	June 6, 2022
H. Michael Krimbill	(Principal Executive Officer)

/s/ Linda J. Bridges	Chief Financial Officer	June 6, 2022
Linda J. Bridges	(Principal Financial Officer)

/s/ Lawrence J. Thuillier	Chief Accounting Officer	June 6, 2022
Lawrence J. Thuillier	(Principal Accounting Officer)

/s/ Shawn W. Coady	Director	June 6, 2022
Shawn W. Coady

/s/ James M. Collingsworth	Director	June 6, 2022
James M. Collingsworth

/s/ Stephen L. Cropper	Director	June 6, 2022
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	June 6, 2022
Bryan K. Guderian

/s/ John T. Raymond	Director	June 6, 2022
John T. Raymond

/s/ Derek S. Reiners	Director	June 6, 2022
Derek S. Reiners

/s/ Randall S. Wade	Director	June 6, 2022
Randall S. Wade

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 6, 2022 expressed an unqualified opinion.

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

Goodwill Impairment Assessment
As described further in Note 5 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $744.4 million as of March 31, 2022. Management evaluates goodwill for impairment on January 1 of each year, or more frequently to the extent events or conditions indicate a risk of possible impairment. Management performed a quantitative impairment assessment for the Crude Oil Logistics reporting unit to test goodwill for impairment as of January 1, 2022. As a result of the assessment performed for the reporting unit, and as described further in Note 5 to the consolidated financial statements, the Partnership concluded the fair value of the Crude Oil Logistics reporting unit exceeded its carrying value and no goodwill impairment was recorded. We identified the goodwill impairment assessment as a critical audit matter.

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

Our audit procedures related to the goodwill impairment assessment included the following, among others. We tested the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the determination of the fair value of the reporting unit. In addition to testing the effectiveness of controls, we also performed the following:

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
•Tested the reasonableness of management’s process for determining the fair value of the reporting unit, including the revenue growth rate, forecasted costs and operating margins by comparing such items to the industry projections and conditions found in industry reports as well as historical operating results of the reporting unit and by assessing the likelihood or capability of the reporting unit to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2010.

Tulsa, Oklahoma
June 6, 2022

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, except unit amounts)

	March 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,822	$4,829
Accounts receivable-trade, net of allowance for expected credit losses of $2,626 and $2,192, respectively	1,123,163	725,943
Accounts receivable-affiliates	8,591	9,435
Inventories	251,277	158,467
Prepaid expenses and other current assets	159,486	109,164
Total current assets	1,546,339	1,007,838
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $887,006 and $776,279, respectively	2,462,390	2,706,853
GOODWILL	744,439	744,439
INTANGIBLE ASSETS, net of accumulated amortization of $507,285 and $517,518, respectively	1,135,354	1,262,613
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,897	22,719
OPERATING LEASE RIGHT-OF-USE ASSETS	114,124	152,146
OTHER NONCURRENT ASSETS	45,802	50,733
Total assets	$6,070,345	$5,947,341
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,084,837	$679,868
Accounts payable-affiliates	73	119
Accrued expenses and other payables	140,719	170,400
Advance payments received from customers	7,934	11,163
Current maturities of long-term debt	2,378	2,183
Operating lease obligations	41,261	47,070
Total current liabilities	1,277,202	910,803
LONG-TERM DEBT, net of debt issuance costs of $42,988 and $55,555, respectively, and current maturities	3,350,463	3,319,030
OPERATING LEASE OBLIGATIONS	72,784	103,637
OTHER NONCURRENT LIABILITIES	104,346	114,615
COMMITMENTS AND CONTINGENCIES (NOTE 8)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 130,827 and 129,724 notional units, respectively	(52,478)	(52,189)
Limited partners, representing a 99.9% interest, 130,695,970 and 129,593,939 common units issued and outstanding, respectively	401,486	582,784
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(308)	(266)
Noncontrolling interests	17,394	69,471
Total equity	714,453	948,159
Total liabilities and equity	$6,070,345	$5,947,341
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2022	2021	2020
REVENUES:
Water Solutions	$544,866	$370,986	$422,059
Crude Oil Logistics	2,505,496	1,721,636	2,549,767
Liquids Logistics	4,897,553	3,133,146	4,611,136
Corporate and Other	—	1,255	1,038
Total Revenues	7,947,915	5,227,023	7,584,000
COST OF SALES:
Water Solutions	33,980	9,622	(33,870)
Crude Oil Logistics	2,352,932	1,515,993	2,293,953
Liquids Logistics	4,752,400	2,966,391	4,342,526
Corporate and Other	—	1,816	1,774
Total Cost of Sales	7,139,312	4,493,822	6,604,383
OPERATING COSTS AND EXPENSES:
Operating	285,535	254,562	332,993
General and administrative	63,546	70,468	113,664
Depreciation and amortization	288,720	317,227	265,312
Loss on disposal or impairment of assets, net	94,254	475,436	261,786
Revaluation of liabilities	(6,495)	6,261	9,194
Operating Income (Loss)	83,043	(390,753)	(3,332)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	1,400	1,938	1,291
Interest expense	(271,640)	(198,799)	(181,184)
Gain (loss) on early extinguishment of liabilities, net	1,813	(16,692)	1,341
Other income (expense), net	2,254	(36,503)	1,684
Loss From Continuing Operations Before Income Taxes	(183,130)	(640,809)	(180,200)
INCOME TAX (EXPENSE) BENEFIT	(971)	3,391	(345)
Loss From Continuing Operations	(184,101)	(637,418)	(180,545)
Loss From Discontinued Operations, net of Tax	—	(1,769)	(218,235)
Net Loss	(184,101)	(639,187)	(398,780)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(655)	(632)	1,773
NET LOSS ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$(184,756)	$(639,819)	$(397,007)

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(288,630)	$(730,683)	$(367,246)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$—	$(1,767)	$(218,017)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(288,630)	$(732,450)	$(585,263)
BASIC LOSS PER COMMON UNIT
Loss From Continuing Operations	$(2.22)	$(5.67)	$(2.88)
Loss From Discontinued Operations, net of Tax	$—	$(0.01)	$(1.71)
Net Loss	$(2.22)	$(5.68)	$(4.59)
DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(2.22)	$(5.67)	$(2.88)
Loss From Discontinued Operations, net of Tax	$—	$(0.01)	$(1.71)
Net Loss	$(2.22)	$(5.68)	$(4.59)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,840,234	128,980,823	127,411,908
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	129,840,234	128,980,823	127,411,908
 The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in Thousands)

	Year Ended March 31,
	2022	2021	2020
Net loss	$(184,101)	$(639,187)	$(398,780)
Other comprehensive (loss) income	(42)	119	(130)
Comprehensive loss	$(184,143)	$(639,068)	$(398,910)

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended March 31, 2022, 2021, and 2020
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2019	$(50,603)	8,400,000	$202,731	124,508,497	$2,067,197	$(255)	$58,748	$2,277,818
Distributions to general and common unit partners and preferred unitholders (Note 9)	(342)	—	—	—	(258,020)	—	—	(258,362)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,145)	(1,145)
Issuance of Class B preferred units, net of offering costs (Note 9)	—	4,185,642	102,737	—	—	—	—	102,737
Issuance of Class C preferred units, net of offering costs (Note 9)	—	1,800,000	42,891	—	—	—	—	42,891
Issuance of warrants, net of offering costs (Note 9)	—	—	—	—	52,742	—	—	52,742
Warrants exercised (Note 9)	—	—	—	1,458,371	15	—	—	15
Accretion of beneficial conversion feature of 10.75% Class A convertible preferred units (Note 9)	—	—	—	—	(36,517)	—	—	(36,517)
10.75% Class A convertible preferred units redemption - amount paid in excess of carrying value (Note 9)	—	—	—	—	(78,797)	—	—	(78,797)
Equity issued pursuant to incentive compensation plan	33	—	—	2,938,481	32,931	—	—	32,964
Common unit repurchases and cancellations	—	—	—	(133,634)	(1,644)	—	—	(1,644)
Mesquite Disposals Unlimited, LLC ("Mesquite") acquisition	—	—	—	—	—	—	17,124	17,124
Investment in NGL Energy Holdings LLC (Note 12)	—	—	—	—	(15,226)	—	—	(15,226)
Net loss	(478)	—	—	—	(396,529)	—	(1,773)	(398,780)
Other comprehensive loss	—	—	—	—	—	(130)	—	(130)
BALANCES AT MARCH 31, 2020	(51,390)	14,385,642	348,359	128,771,715	1,366,152	(385)	72,954	1,735,690
Distributions to general and common unit partners and preferred unitholders (Note 9)	(65)	—	—	—	(147,715)	—	—	(147,780)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(4,115)	(4,115)
Common unit repurchases and cancellations	—	—	—	(70,226)	(182)	—	—	(182)
Equity issued pursuant to incentive compensation plan	—	—	—	892,450	4,727	—	—	4,727
Net (loss) income	(733)	—	—	—	(639,086)	—	632	(639,187)
Other comprehensive income	—	—	—	—	—	119	—	119
Cumulative effect adjustment for adoption of ASU 2016-13 (Note 16)	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCES AT MARCH 31, 2021	(52,189)	14,385,642	348,359	129,593,939	582,784	(266)	69,471	948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,635)	(1,635)
Sawtooth joint venture disposition (Note 17)	—	—	—	—	—	—	(51,097)	(51,097)
Common unit repurchases and cancellations (Note 9)	—	—	—	(44,769)	(90)	—	—	(90)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	1,146,800	3,259	—	—	3,259
Net (loss) income	(289)	—	—	—	(184,467)	—	655	(184,101)
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
BALANCES AT MARCH 31, 2022	$(52,478)	14,385,642	$348,359	130,695,970	$401,486	$(308)	$17,394	$714,453
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in Thousands)

	Year Ended March 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(184,101)	$(639,187)	$(398,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	1,769	218,235
Depreciation and amortization, including amortization of debt issuance costs	306,208	331,200	276,848
(Gain) loss on early extinguishment or revaluation of liabilities, net	(8,308)	22,953	7,853
Non-cash equity-based compensation expense	(1,052)	6,727	26,510
Loss on disposal or impairment of assets, net	94,254	475,436	261,786
Change in provision for expected credit losses	929	5,988	1,002
Net adjustments to fair value of commodity derivatives	116,556	83,578	(85,941)
Equity in earnings of unconsolidated entities	(1,400)	(1,938)	(1,291)
Distributions of earnings from unconsolidated entities	2,205	3,364	—
Lower of cost or net realizable value adjustments	14,761	3,898	33,973
Other	2,310	1,513	2,541
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(397,607)	(162,031)	436,349
Inventories	(119,806)	(92,731)	29,779
Other current and noncurrent assets	40,158	92,555	14,081
Accounts payable-trade and affiliates	405,420	207,505	(375,257)
Other current and noncurrent liabilities	(64,681)	(34,836)	(65,262)
Net cash provided by operating activities-continuing operations	205,846	305,763	382,426
Net cash (used in) provided by operating activities-discontinued operations	—	(1,769)	81,629
Net cash provided by operating activities	205,846	303,994	464,055
INVESTING ACTIVITIES:
Capital expenditures	(142,359)	(186,801)	(555,713)
Acquisitions, net of cash acquired	—	901	(1,268,474)
Net settlements of commodity derivatives	(152,055)	(80,372)	86,702
Proceeds from sales of assets	18,500	45,742	17,621
Proceeds from divestitures of businesses and investments, net	63,489	—	—
Investments in unconsolidated entities	(350)	(963)	(21,218)
Distributions of capital from unconsolidated entities	367	—	440
Repayments on loan for natural gas liquids facility	—	—	3,022
Net cash used in investing activities-continuing operations	(212,408)	(221,493)	(1,737,620)
Net cash provided by investing activities-discontinued operations	—	—	298,864
Net cash used in investing activities	(212,408)	(221,493)	(1,438,756)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	1,815,000	1,261,000	4,074,000
Payments on revolving credit facilities	(1,703,000)	(2,727,000)	(3,775,000)
Issuance of senior secured and unsecured notes and term credit agreement	—	2,300,000	700,000
Repayment of term credit agreements	—	(555,562)	—
Repayment and repurchase of senior unsecured notes	(83,167)	(115,796)	(454)
Proceeds from borrowings on other long-term debt	—	50,000	—
Payments on other long-term debt	(7,390)	(5,590)	(653)
Debt issuance costs	(12,932)	(65,566)	(14,950)
Distributions to general and common unit partners and preferred unitholders	—	(142,128)	(244,400)
Distributions to noncontrolling interest owners	(1,635)	(4,115)	(1,145)
Proceeds from sale of preferred units, net of offering costs	—	—	622,391
Payments for redemption of preferred units	—	—	(265,128)
Common unit repurchases and cancellations	(90)	(182)	(1,644)
Payments to settle contingent consideration liabilities	(1,231)	(95,437)	(98,958)
Investment in NGL Energy Holdings LLC	—	—	(15,226)
Net cash provided by (used in) financing activities	5,555	(100,376)	978,833
Net (decrease) increase in cash and cash equivalents	(1,007)	(17,875)	4,132
Cash and cash equivalents, beginning of period	4,829	22,704	18,572
Cash and cash equivalents, end of period	$3,822	$4,829	$22,704
Supplemental cash flow information:
Cash interest paid	$254,814	$168,642	$155,445
Income taxes paid (net of income tax refunds)	$2,480	$2,586	$4,931
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$—	$13,814	$18,687
Accrued capital expenditures	$14,558	$21,824	$88,917
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1—Nature of Operations and Organization

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner. At March 31, 2022, our operations included three segments:

•Our Water Solutions segment transports, treats, recycles and disposes of produced and flowback water generated from crude oil and natural gas production. We also sell produced water for reuse and recycle and brackish non-potable water to our producer customers to be used in their crude oil exploration and production activities. As part of processing water, we aggregate and sell recovered crude oil, also known as skim oil. We also dispose of solids such as tank bottoms, drilling fluids and drilling muds and perform other ancillary services such as truck and frac tank washouts. Our activities in this segment are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments with leading oil and gas companies including large, investment grade producer customers.
•Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines.
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 24 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and expect to commence operations on our propane pipeline in Michigan in June 2022.

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

Critical accounting estimates we make in the preparation of our consolidated financial statements include, among others, determining the impairment of goodwill and long-lived assets, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the fair value of derivative instruments, estimating certain revenues, the fair value of asset retirement obligations, the fair value of assets and liabilities acquired in acquisitions, the recoverability of inventories, the collectibility of accounts and notes receivable and accruals for environmental matters. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

Derivative Financial Instruments

We record all derivative financial instrument contracts at fair value in our consolidated balance sheets except for normal purchase and normal sale transactions that are expected to result in physical delivery. For these transactions, we do not record the physical contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs.

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

We have certain taxable corporate subsidiaries in the United States and Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2018 to 2021 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We have a deferred tax liability of $43.5 million and $45.8 million at March 31, 2022 and 2021, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the year ended March 31, 2022 was $1.2 million with an effective tax rate of 11.3%. The deferred tax benefit recorded during the year ended March 31, 2021 was $4.7 million with an effective tax rate of 39.7%.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2022 or 2021.

Cash and Cash Equivalents

Management considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. We place our cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation; however, we maintain deposits in banks which exceed the amount of deposit insurance available. Management routinely assesses the financial condition of the institutions and believes that any possible credit loss would be minimal.

Accounts Receivable and Concentration of Credit Risk

We operate in the United States and Canada. We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions. See Note 16 for a further discussion of our allowance for expected credit losses.

We execute netting agreements with certain customers to mitigate our credit risk. Receivables and payables are reflected at a net balance to the extent a netting agreement is in place and we intend to settle on a net basis.

CITGO Petroleum Corporation accounted for 12.8% of our consolidated revenues for the year ended March 31, 2022. The majority of the revenue for this customer pertains to our Crude Oil Logistics segment activities, and sales to this customer

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

occur mainly out of our crude oil terminal in Cushing, Oklahoma. We did not have any customers that represented over 10% of consolidated revenues for the years ended March 31, 2021 and 2020.

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

Inventories consist of the following at the dates indicated:

	March 31,
	2022	2021
	(in thousands)
Crude oil	$135,485	$64,916
Propane	43,971	45,521
Butane	33,144	19,189
Biodiesel	20,474	16,169
Diesel	3,504	2,252
Ethanol	3,503	3,056
Other	11,196	7,364
Total	$251,277	$158,467

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

At March 31, 2022, cumulative equity earnings and cumulative distributions of our unconsolidated entities since they were acquired were $6.5 million and $9.4 million, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our investments in unconsolidated entities consist of the following at the dates indicated:

			March 31,
Entity	Segment	Ownership Interest	2022	2021
			(in thousands)
Water services and land company	Water Solutions	50%	$15,714	$15,832
Water services and land company	Water Solutions	10%	2,863	3,254
Water services and land company	Water Solutions	50%	2,210	2,284
Aircraft company (1)	Corporate and Other	50%	538	748
Water services company	Water Solutions	50%	409	424
Natural gas liquids terminal company	Liquids Logistics	50%	163	177
Total			$21,897	$22,719

(1)    This is an investment with a related party. See Note 12 for a further discussion.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2022	2021
	(in thousands)
Linefill (1)	$28,065	$28,110
Minimum shipping fees - pipeline commitments (2)	8,899	13,171
Loan receivable (3)	3,147	2,962
Other	5,691	6,490
Total	$45,802	$50,733

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2022 and 2021, linefill consisted of 423,978 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4). During the three months ended March 31, 2020, we recorded an impairment of $7.7 million primarily due to adjusting the cost basis of pipeline linefill to the market price of propane as of March 31, 2020.
(2)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 8). As of March 31, 2022, the deficiency credit was $13.2 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our consolidated balance sheet.
(3)    Represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2022	2021
	(in thousands)
Accrued interest	$56,104	$56,299
Derivative liabilities	27,108	21,562
Accrued compensation and benefits	18,417	41,456
Excise and other tax liabilities	10,451	10,970
Product exchange liabilities	853	1,188
Other	27,786	38,925
Total	$140,719	$170,400
Property, Plant and Equipment

We record property, plant and equipment at cost, less accumulated depreciation. Acquisitions and improvements are capitalized, and maintenance and repairs are expensed as incurred. As we dispose of assets, we remove the cost and related accumulated depreciation from the accounts, and any resulting gain or loss is included within loss on disposal or impairment of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

assets, net. We compute depreciation expense of our property, plant and equipment using the straight-line method over the estimated useful lives of the assets (see Note 4).

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including customer relationships, customer commitments, pipeline capacity rights, rights-of-way and easements, water rights, executory contracts and other agreements, covenants not to compete, and trade names. In addition, we capitalize certain debt issuance costs associated with the ABL Facility (as defined herein) and the Sawtooth Caverns, LLC (“Sawtooth”) credit agreement. We amortize the majority of our intangible assets on a straight-line basis over the estimated useful lives of the assets (see Note 6). We amortize debt issuance costs over the terms of the related debt using a method that approximates the effective interest method.

Impairment of Long-Lived Assets

We evaluate the carrying value of our long-lived assets (property, plant and equipment and amortizable intangible assets) for potential impairment when events and circumstances warrant such a review. A long-lived asset group is considered impaired when the anticipated undiscounted future cash flows from the use and eventual disposition of the asset group is less than its carrying value. If the carrying value is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its estimated fair value. When we cease to use an acquired trade name, we test the trade name for impairment using the relief from royalty method and we begin amortizing the trade name over its estimated useful life as a defensive asset. See Note 4 and Note 6 for a further discussion of long-lived asset impairments recognized in the consolidated statements of operations.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the fair value of such investment may have experienced a decline to less than its carrying value and the decline is other than temporary.

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Business combinations are accounted for using the “acquisition method”. We expect that all of our goodwill at March 31, 2022 is deductible for federal income tax purposes.

Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment on January 1 of our fiscal year, and more frequently if circumstances warrant.

For purposes of the goodwill impairment assessment, assets are grouped into “reporting units.” A reporting unit is either an operating segment or a component of an operating segment, depending on how similar the components of the operating segment are to each other in terms of operational and economic characteristics. For each reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, goodwill is considered to be impaired and the goodwill balance is reduced by the difference between the fair value and carrying value of the reporting unit.

Estimates and assumptions used to perform the impairment evaluation are inherently uncertain and can significantly affect the outcome of the analysis. The estimates and assumptions we used in the annual goodwill impairment assessment included market participant considerations and future forecasted operating results. Changes in operating results and other assumptions could materially affect these estimates. See Note 5 for a further discussion and analysis of our goodwill impairment assessment.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

In November 2020, the Securities and Exchange Commission (“SEC”) issued a Final Rule, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information”, to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. The Final Rule eliminates Regulation S-K, Item 301. Selected Financial Data, streamlines the requirements in Item 302. Supplementary Financial Information, and updates certain requirements in Item 303. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The guidance is effective for fiscal periods ending on or after August 9, 2021, although early adoption is permitted if an entity complies with an amended Item in its entirety. Effective March 31, 2021, we adopted a portion of this guidance by electing to comply with guidance related to Item 301, which eliminated the Selected Financial Data, and Item 302, which allowed us to eliminate the Quarterly Financial Data from the Annual Report on Form 10-K for the year ended March 31, 2021. Effective March 31, 2022, we adopted the guidance to comply with the requirements in Item 303. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in Accounting Standards Codification (“ASC”) 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted earnings per share calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. We adopted this guidance on April 1, 2022 using the modified retrospective method. Under our Class D Preferred Unit (as defined in Note 9) agreement, we are permitted to issue common units to redeem a portion of the outstanding Class D Preferred Units. Using the if-converted method, we expect our calculation of earnings per unit to be impacted by both an increase in the number of diluted weighted average common units outstanding and a decrease in the amount of Class D Preferred Unit distributions, when they are determined to be dilutive. Other than the potential impact to our future earnings per unit calculations, the adoption of this guidance did not impact our financial position, results of operations or cash flows related to any debt or preferred units issued prior to adoption.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective prospectively upon issuance through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of this ASU. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with the SOFR (as defined herein) benchmark (as discussed further in Note 7). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
Weighted average common units outstanding during the period:
Common units - Basic	129,840,234	128,980,823	127,411,908
Common units - Diluted	129,840,234	128,980,823	127,411,908

For the years ended March 31, 2022, 2021 and 2020, all potential common units or convertible securities were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands, except unit and per unit amounts)
Loss from continuing operations	$(184,101)	$(637,418)	$(180,545)
Less: Continuing operations (income) loss attributable to noncontrolling interests	(655)	(632)	1,773
Net loss from continuing operations attributable to NGL Energy Partners LP	(184,756)	(638,050)	(178,772)
Less: Distributions to preferred unitholders (1)(2)	(104,163)	(93,364)	(188,734)
Less: Continuing operations net loss allocated to general partner (3)	289	731	260
Net loss from continuing operations allocated to common unitholders	$(288,630)	$(730,683)	$(367,246)

Loss from discontinued operations, net of tax	$—	$(1,769)	$(218,235)
Less: Discontinued operations net loss allocated to general partner (3)	—	2	218
Net loss from discontinued operations allocated to common unitholders	$—	$(1,767)	$(218,017)

Net loss allocated to common unitholders	$(288,630)	$(732,450)	$(585,263)

Basic loss per common unit
Loss from continuing operations	$(2.22)	$(5.67)	$(2.88)
Loss from discontinued operations, net of tax	$—	$(0.01)	$(1.71)
Net loss	$(2.22)	$(5.68)	$(4.59)
Diluted loss per common unit
Loss from continuing operations	$(2.22)	$(5.67)	$(2.88)
Loss from discontinued operations, net of tax	$—	$(0.01)	$(1.71)
Net loss	$(2.22)	$(5.68)	$(4.59)
Basic weighted average common units outstanding	129,840,234	128,980,823	127,411,908
Diluted weighted average common units outstanding	129,840,234	128,980,823	127,411,908

(1)    This amount includes distributions to preferred unitholders. The final accretion for the beneficial conversion of the 10.75% Class A Preferred Units (as defined herein) and the excess of the 10.75% Class A Preferred Units repurchase price over the carrying value of the units, as discussed further in Note 9, are included in the year ended March 31, 2020.
(2)    Includes cumulative distributions for the year ended March 31, 2022 and for the quarter ended March 31, 2021 which were earned but not declared or paid (see Note 9 for a further discussion of the suspension of common unit and preferred unit distributions).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(3)    Net loss allocated to the general partner includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated			March 31,
Description	Useful Lives			2022	2021
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$173,199	$319,554
Pipeline and related facilities	30	-	40	265,643	264,405
Vehicles and railcars	3	-	25	93,126	126,088
Water treatment facilities and equipment	3	-	30	2,040,687	1,930,437
Crude oil tanks and related equipment	2	-	30	236,805	238,924
Barges and towboats	5	-	30	138,778	137,386
Information technology equipment	3	-	7	48,664	50,220
Buildings and leasehold improvements	3	-	40	151,071	165,679
Land				100,038	100,352
Tank bottoms and linefill (1)				30,443	20,237
Other	3	-	20	15,252	15,054
Construction in progress				55,690	114,796
				3,349,396	3,483,132
Accumulated depreciation				(887,006)	(776,279)
Net property, plant and equipment				$2,462,390	$2,706,853

(1)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Depreciation expense	$203,783	$190,204	$132,791
Capitalized interest expense	$916	$2,778	$650

Amounts in the table above do not include depreciation expense and capitalized interest related to TransMontaigne Product Services, LLC (“TPSL”), as these amounts have been classified as discontinued operations within our consolidated statement of operations for the year ended March 31, 2020 (see Note 18).

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Water Solutions	$28,068	$36,492	$22,491
Crude Oil Logistics	(3,194)	1,766	36
Liquids Logistics	11,750	3,350	(30)
Corporate and Other	—	228	—
Total	$36,624	$41,836	$22,497

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During the year ended March 31, 2022, the following transactions were recorded:

•A net loss of $22.3 million related to write-down or write off of certain assets, including facilities damaged by lightning strikes and abandoned projects, and the sale of certain other miscellaneous assets in our Water Solutions segment.
•A loss of $11.8 million on the sale of a natural gas liquids terminals in our Liquids Logistics segment.
•An impairment charge of $5.8 million to write down the value of an inactive saltwater disposal facility that we do not expect to bring back online as a result of suspended operations from increased seismic activity in our Water Solutions segment.
•A loss of $2.2 million from the retirement of certain crude oil terminal assets damaged as part of Hurricane Ida in our Crude Oil Logistics segment.
•A gain of $5.5 million on the sale of our trucking assets in our Crude Oil Logistics segment.

During the year ended March 31, 2021, the following transactions were recorded within our Water Solutions segment:

•An impairment charge of $30.6 million to write down the value of an asset group due to a decline in producer activity, resulting in lower disposal volumes. See Note 6 for a discussion of the impairment of intangible assets within this asset group.
•An impairment charge of $11.9 million to write down the value of certain inactive saltwater disposal facilities that we do not expect to bring back online.
•A net loss of $6.7 million related to write-down or write off of certain assets, including facilities damaged by lightning strikes and abandoned projects, and the sale of certain other miscellaneous assets.
•A gain of $12.8 million related to the sale of certain permits, land and a saltwater disposal facility (see Note 17).

During the year ended March 31, 2020, the following transactions were recorded within our Water Solutions segment:

•An impairment charge of $13.5 million to write down the value of certain inactive saltwater disposal facilities.
•A net loss of $9.0 million related to write-down or write off of certain assets, including abandoned projects, and the sale of certain other miscellaneous assets.

Note 5—Goodwill

The following table summarizes changes in goodwill by segment for the period indicated:

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Balances at March 31, 2020	$294,658	$579,846	$119,083	$993,587
Revisions to acquisition accounting	(11,348)	—	—	(11,348)
Impairment	—	(237,800)	—	(237,800)
Balances at March 31, 2021	$283,310	$342,046	$119,083	$744,439
Balances at March 31, 2022	$283,310	$342,046	$119,083	$744,439

Fiscal Year 2022 Goodwill Impairment Assessment

We performed a qualitative assessment as of January 1, 2022 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of our reporting units was more likely than not greater than the carrying value of the reporting units as of January 1, 2022, with the exception of our Crude Oil Logistics reporting unit. See below for a further discussion of the testing.

Due to lower than expected operating results, it was decided that the goodwill within the Crude Oil Logistics reporting unit should be tested for impairment as of January 1, 2022. We estimated the fair value of the Crude Oil Logistics reporting unit

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Crude Oil Logistics reporting unit exceeded its carrying value by approximately 12.0%.

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

Due to lower than expected disposal volumes as a result of a slower than expected recovery in oil production in the various basins in which our Water Solutions reporting unit operates and the completion of our annual budget process, it was decided that the goodwill within the Water Solutions reporting unit should be tested for impairment as of January 1, 2021. We estimated the fair value of our Water Solutions reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Water Solutions reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) disposal volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Water Solutions reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Water Solutions reporting unit exceeded its carrying value by approximately 3.0%.

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

Note 6—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

	Weighted-
	Average	March 31, 2022			March 31, 2021
Description	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	19.4	$1,200,919	$(436,837)	$764,082	$1,318,638	$(450,639)	$867,999
Customer commitments	22.3	192,000	(21,120)	170,880	192,000	(13,440)	178,560
Pipeline capacity rights	21.7	7,799	(2,167)	5,632	7,799	(1,907)	5,892
Rights-of-way and easements	31.8	91,664	(12,201)	79,463	90,703	(9,270)	81,433
Water rights	17.1	99,869	(20,404)	79,465	100,369	(14,454)	85,915
Executory contracts and other agreements	22.5	20,931	(3,014)	17,917	48,709	(21,300)	27,409
Non-compete agreements	0.6	7,000	(6,487)	513	12,100	(6,102)	5,998
Debt issuance costs (1)	3.9	22,202	(5,055)	17,147	9,558	(406)	9,152
Total amortizable		1,642,384	(507,285)	1,135,099	1,779,876	(517,518)	1,262,358
Non-amortizable:
Trade names		255	—	255	255	—	255
Total		$1,642,639	$(507,285)	$1,135,354	$1,780,131	$(517,518)	$1,262,613

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein) and the Sawtooth credit agreement. Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Write off of Intangible Assets

For intangible assets other than debt issuance costs, we record (gains) losses from the sales of intangible assets and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statement of operations. We record the write-off of debt issuance costs within gain (loss) on early extinguishment of liabilities, net in our consolidated statement of operations.

During the year ended March 31, 2022, we recorded the following:

•A gain of $1.6 million related to the sale of certain intangible assets in our Water Solutions segment.
•A loss of $0.1 million from the write-off of debt issuance costs related to the Sawtooth credit agreement which was paid off and terminated prior to us selling our ownership interest in Sawtooth (see Note 17).

During the year ended March 31, 2021, we recorded the following:

•An impairment charge of $145.8 million against the customer commitment intangible asset related to a transportation contract with Extraction that was rejected as part of Extraction’s bankruptcy. See Note 17 for a further discussion of Extraction’s bankruptcy and the impairment of the intangible asset.
•An impairment charge of $39.2 million to write down the value of a customer relationship intangible asset as part of the write down in value of a larger asset group (see Note 4).
•A $4.5 million write off of the debt issuance costs related to a former revolving credit facility which was repaid and terminated on February 4, 2021 (see Note 7).
•An impairment charge of $2.5 million to write down the value of the trade name as part of the write down of a larger asset group (see Note 4).

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2022	2021	2020
	(in thousands)
Depreciation and amortization	$84,937	$127,023	$132,521
Cost of sales	281	307	349
Interest expense	4,779	5,572	5,462
Operating expenses	247	247	286
Total	$90,244	$133,149	$138,618

Amounts in the table above do not include amortization expense related to TPSL, as these amounts have been classified as discontinued operations within our consolidated statement of operations for the year ended March 31, 2020 (see Note 18).

The following table summarizes expected amortization of our intangible assets at March 31, 2022 (in thousands):

Year Ending March 31,
2023	$82,380
2024	75,663
2025	67,445
2026	64,639
2027	60,233
Thereafter	784,739
Total	$1,135,099

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2022			March 31, 2021
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(35,140)	$2,014,860	$2,050,000	$(44,246)	$2,005,754
Asset-based revolving credit facility (“ABL Facility”)	116,000	—	116,000	4,000	—	4,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	475,702	(1,873)	473,829	555,251	(3,564)	551,687
6.125% Notes due 2025 (“2025 Notes”)	380,020	(2,456)	377,564	380,020	(3,297)	376,723
7.500% Notes due 2026 (“2026 Notes”)	332,402	(3,460)	328,942	338,402	(4,378)	334,024
Other long-term debt	41,705	(59)	41,646	49,095	(70)	49,025
	3,395,829	(42,988)	3,352,841	3,376,768	(55,555)	3,321,213
Less: Current maturities	2,378	—	2,378	2,183	—	2,183
Long-term debt	$3,393,451	$(42,988)	$3,350,463	$3,374,585	$(55,555)	$3,319,030

(1)    Debt issuance costs related to the ABL Facility and the Sawtooth credit agreement (included in other long-term debt) are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

2026 Senior Secured Notes

On February 4, 2021, we closed on our private offering of $2.05 billion of 7.5% 2026 Senior Secured Notes. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Senior Secured Notes mature on February 1, 2026. The 2026 Senior Secured Notes were issued pursuant to an indenture dated February 4, 2021 (the “Indenture”).

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Compliance

At March 31, 2022, we were in compliance with the covenants under the 2026 Senior Secured Notes indenture.

ABL Facility

On February 4, 2021, we closed on our ABL Facility that is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial commitments totaled $500.0 million and the sub-limit for letters of credit was $200.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At March 31, 2022, $116.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $155.1 million.

The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions. All borrowings under the ABL Facility bear interest at our option, at either (i) a LIBOR-based rate (with such customary provisions under the ABL Facility providing for the replacement of LIBOR with any successor rate such rate having been determined to be a SOFR-base rate (as defined herein) or (ii) an alternate base rate, in each case plus an applicable borrowing margin based on our fixed charge coverage ratio (as defined in the ABL Facility). The applicable margin for alternate base rate loans varies from 1.50% to 2.00% and the applicable margin for LIBOR/SOFR-based loans varies from 2.50% to 3.00%. In addition, a commitment fee will be charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. Such commitment fee will be 0.50% per year, subject to a reduction to 0.375% in the event our fixed charge coverage ratio is greater than or equal to 1.75 to 1.00.

At March 31, 2022, the borrowings under the ABL Facility had a weighted average interest rate of 4.64% calculated as the prime rate of 3.50% plus a margin of 2.00% on the alternate base rate borrowings and weighted average LIBOR of 0.50% plus a margin of 3.00% for the LIBOR borrowings. On March 31, 2022, the interest rate in effect on letters of credit was 3.00%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio financial covenant that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At March 31, 2022, no Cash Dominion Event had occurred.

On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. In addition, the sub-limit for letters of credit was increased to $250.0 million and the LIBOR benchmark was replaced with an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the interest rate benchmark.

At March 31, 2022, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

The Partnership and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes, and the obligations under the Senior Unsecured Notes are fully and unconditionally guaranteed by certain of our existing and future restricted subsidiaries that incur or guarantee indebtedness under certain of our other indebtedness, including the ABL Facility. The indentures governing the Senior Unsecured Notes contain various customary covenants, including certain covenants that govern our ability to (i) pay distributions on, purchase or redeem our common equity or purchase or redeem our subordinated debt, (ii) incur or guarantee additional indebtedness or issue preferred units, (iii) create or incur certain liens, (iv) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us, (v) consolidate, merge or transfer all or substantially all of our assets, and (vi) engage in transactions with affiliates.

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

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
2023 Notes
Notes repurchased	$79,549	$52,072	$—
Cash paid (excluding payments of accrued interest)	$77,847	$33,566	$—
Gain on early extinguishment of debt (1)	$1,318	$18,096	$—

2025 Notes
Notes repurchased	$—	$7,300	$1,815
Cash paid (excluding payments of accrued interest)	$—	$3,647	$454
Gain on early extinguishment of debt (2)	$—	$3,575	$1,341

2026 Notes
Notes repurchased	$6,000	$111,598	$—
Cash paid (excluding payments of accrued interest)	$5,320	$78,583	$—
Gain on early extinguishment of debt (3)	$610	$31,463	$—

(1)    Gain on early extinguishment of debt for the 2023 Notes during the years ended March 31, 2022 and 2021 is inclusive of the write off of debt issuance costs of $0.4 million and $0.4 million, respectively. The gain is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statements of operations.
(2)    Gain on early extinguishment of debt for the 2025 Notes during the years ended March 31, 2021 and 2020 is inclusive of the write off of debt issuance costs of $0.1 million and less than $0.1 million, respectively. The gain is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statements of operations.
(3)    Gain on early extinguishment of debt for the 2026 Notes during the years ended March 31, 2022 and 2021 is inclusive of the write off of debt issuance costs of $0.1 million and $1.6 million, respectively. The gain is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

Compliance

At March 31, 2022, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Other Long-Term Debt

The Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth on June 18, 2021 (see Note 17).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $41.7 million at March 31, 2022. The loan matures on November 1, 2027.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2022:

Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2023	$—	$—	$—	$2,378	$2,378
2024	—	—	475,702	2,816	478,518
2025	—	—	380,020	3,068	383,088
2026	2,050,000	116,000	—	3,343	2,169,343
2027	—	—	332,402	3,642	336,044
Thereafter	—	—	—	26,458	26,458
Total	$2,050,000	$116,000	$1,188,124	$41,705	$3,395,829

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $12.2 million, $7.8 million and $5.4 million during the years ended March 31, 2022, 2021 and 2020, respectively.

The following table summarizes expected amortization of debt issuance costs at March 31, 2022 (in thousands):

Year Ending March 31,
2023	$12,049
2024	11,560
2025	10,801
2026	8,526
2027	46
Thereafter	6
Total	$42,988

Note 8—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against NGL Energy Holdings LLC (the “GP”) and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (the “December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The date for the new trial, to be limited to the quantum meruit claim, has been set by the trial court for November 7, 2022. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

made by the board of directors of our general partner once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of March 31, 2022, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At March 31, 2022, we have an environmental liability, measured on an undiscounted basis, of $1.8 million, which is recorded within accrued expenses and other payables in our consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Balance at March 31, 2020	$18,416
Liabilities incurred	7,952
Liabilities associated with disposed assets (1)	(22)
Accretion expense	1,733
Balance at March 31, 2021	28,079
Liabilities incurred	1,865
Liabilities associated with disposed assets (2)	(1,716)
Accretion expense	1,713
Balance at March 31, 2022	$29,941

(1)    Relates to the sale of certain permits, land and saltwater disposal facility (see Note 17).
(2)    Relates primarily to the disposition of Sawtooth (see Note 17) as well as the sale of certain water disposal wells.

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

Pipeline Capacity Agreements

We have noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on their pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have an asset recorded in prepaid

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

expenses and other current assets and in other noncurrent assets in our consolidated balance sheet for minimum shipping fees paid in both the current and previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2).

The following table summarizes future minimum throughput payments under these agreements at March 31, 2022 (in thousands):

Year Ending March 31,
2023	$35,314
2024	35,410
2025	30,897
Total	$101,621

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At March 31, 2022, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
2023	$188,915	1,815	$15,619	14,280
2024	—	—	4,588	6,048
Total	$188,915	1,815	$20,207	20,328

Index-Price Commodity Purchase Commitments:
2023	$3,875,415	42,808	$1,428,476	999,240
2024	2,269,526	29,188	20,314	26,327
2025	1,654,300	22,775	—	—
2026	687,824	10,410	—	—
Total	$8,487,065	105,181	$1,448,790	1,025,567

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At March 31, 2022, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
2023	$187,058	1,839	$53,795	46,853
2024	—	—	7,844	9,692
2025	—	—	46	50
Total	$187,058	1,839	$61,685	56,595

Index-Price Commodity Sale Commitments:
2023	$3,093,185	32,502	$720,695	420,793
2024	837,815	10,248	1,074	842
2025	777,060	10,220	—	—
2026	28,698	390	—	—
Total	$4,736,758	53,360	$721,769	421,635

We account for the contracts shown in the tables above using the normal purchase and normal sale election. Under this accounting policy election, we do not record the physical contracts at fair value at each balance sheet date; instead, we record the purchase or sale at the contracted value once the delivery occurs. Contracts in the tables above may have offsetting derivative contracts (described in Note 10) or inventory positions (described in Note 2).

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 10, and represent $52.0 million of our prepaid expenses and other current assets and $23.0 million of our accrued expenses and other payables at March 31, 2022.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at March 31, 2022 (in thousands):

Year Ending March 31,
2023	$12,092
2024	8,204
2025	3,257
2026	1,195
2027	1,182
Thereafter	5,502
Total	$31,432

As part of the acquisition of Hillstone Environmental Partners, LLC (“Hillstone”), we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. During the years ended March 31, 2022, 2021 and 2020, we recorded $2.1 million, $2.6 million and $0.8 million, respectively, within operating expense in our consolidated statements of operations. At March 31, 2022, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $2.4 million.

Note 9—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% general partner interest and a 99.9% limited partner interest, which consists of common units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

capital to us to maintain its 0.1% general partner interest. Our general partner is not required to guarantee or pay any of our debts or obligations. As of March 31, 2022, we owned 8.69% of our general partner.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units and warrants that were exercised for common units during the years ended March 31, 2022, 2021 and 2020, we issued 1,103, 823 and 4,268, respectively, notional units to our general partner which represented less than $0.1 million in each of the years, in order to maintain its 0.1% interest in us.

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

Suspension of Common Unit and Preferred Unit Distributions

The board of directors of our general partner temporarily suspended all distributions (common unit distributions which began with the quarter ended December 31, 2020 and preferred unit distributions which began with the quarter ended March 31, 2021) in order to deleverage our balance sheet and meet the financial performance ratios set within the Indenture of the 2026 Senior Secured Notes, as discussed further in Note 7.

Our Distributions

The following table summarizes distributions declared on our common units during the years ended March 31, 2021 and 2020:

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

We allocated the net proceeds on a relative fair value basis to the Class A Preferred Units, which includes the value of a beneficial conversion feature, and warrants. We recorded the accretion attributable to the beneficial conversion feature as a deemed distribution. Accretion for the beneficial conversion feature was $36.5 million for the year ended March 31, 2020.

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

Distributions on the Class B Preferred Units are payable on the 15th day of each January, April, July and October of each year to holders of record on the first day of each payment month. The initial distribution rate for the Class B Preferred Units from and including the date of original issue to, but not including, July 1, 2022 is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). On and after July 1, 2022, distributions on the Class B Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the partnership agreement) plus a spread of 7.213%.

The following table summarizes distributions declared on our Class B Preferred Units for the years ended March 31, 2021 and 2020:

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

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). For the quarter ended March 31, 2022, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for March 31, 2022 is $0.5625 and the cumulative distributions since suspension for each Class B Preferred unit is $2.8125. In addition, the amount of cumulative but unpaid distribution shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of March 31, 2022 is $36.9 million.

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

Distributions on the Class C Preferred Units are payable on the 15th day of each January, April, July and October of each year to holders of record on the first day of each payment month. On and after April 15, 2024, distributions on the Class C Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the partnership agreement) plus a spread of 7.384%.

The following table summarizes distributions declared on our Class C Preferred Units for the years ended March 31, 2021 and 2020:

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

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended March 31, 2022, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for each Class C Preferred Unit is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $3.0078. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of March 31, 2022 is $5.7 million.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The holders of the Class D Preferred Units are entitled to receive a cumulative, quarterly distribution in arrears on each Class D Preferred Unit then held at an annual rate of (i) 9.00% per annum for all periods during which the Class D Preferred Units are outstanding beginning on July 2, 2019 (the “Closing Date”) and ending on the date and including the last day of the eleventh full quarter following Closing Date, (ii) 10.00% per annum for all periods during which the Class D Preferred Units are outstanding beginning on and including the first day of the twelfth full quarter following the Closing Date and ending on the last day of the nineteenth full quarter following the Closing Date, and (iii) thereafter, 10.00% per annum or, at the purchasers’ election from time to time, a floating rate equal to the applicable three-month LIBOR (or alternative rate as determined in accordance with the partnership agreement), plus 7.00% per annum.

The following table summarizes cash distributions declared on our Class D Preferred Units for the years ended March 31, 2021 and 2020:

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

The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per every $1,000 in unit value per year), plus an additional 1.5% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as defined within the Amended and Restated Partnership Agreement. For the quarter ended March 31, 2022, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at March 31, 2022 is $27.32 and the average cumulative distribution since suspension for each Class D Preferred unit is $135.28. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of March 31, 2022 is $85.4 million.

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

The warrants issued in the July 2, 2019 private placement are exercisable for, in the aggregate, 17,000,000 common units, of which 10,000,000 were issued with an exercise price of $17.45 per common unit (the “Premium Warrants”), and the remaining warrants to purchase 7,000,000 common units were issued with an exercise price of $14.54 per common unit (the “Par Warrants”). The warrants issued in the October 31, 2019 private placement are exercisable for, in the aggregate, 8,500,000 common units, of which, 5,000,000 (which are considered Premium Warrants) were issued with an exercise price of $16.28 per common unit, and the remaining warrants to purchase 3,500,000 (which are considered Par Warrants) common units were issued with an exercise price of $13.56 per common unit. The warrants may be exercised from and after the first anniversary of the date of issuance. Unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

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

Equity-Based Incentive Compensation

Our general partner has adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. Our general partner granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients through the vesting date (the “Service Awards”). The Service Awards may also vest upon a change of control, at the discretion of the board of directors of our general partner. No distributions accrue to or are paid on the Service Awards during the vesting period. The LTIP expired on May 10, 2021.

The following table summarizes the Service Award activity during the year ended March 31, 2022:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2021	446,975	$6.61
Units granted	3,294,750	$2.15
Units vested and issued	(1,146,800)	$3.72
Units forfeited	(406,125)	$2.63
Unvested Service Award units at March 31, 2022	2,188,800	$2.15

The weighted-average grant prices for the years ended March 31, 2022, 2021 and 2020 were $2.15, $3.76 and $12.84, respectively.

In connection with the vesting of certain Service Award units during the year ended March 31, 2022, we canceled 44,769 of the newly-vested common units in satisfaction of $0.1 million of employee tax liability paid by us. Pursuant to the expiration of the LTIP discussed below, those canceled units are not available for future grants.

As of March 31, 2022, there are 1,459,075 unvested Service Award units which are expected to vest during the year ended March 31, 2023 and 729,725 unvested Service Award units which are expected to vest during the year ended March 31, 2024.

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. We record the expense for each Service Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant date value of the award that is vested at that date.

During the years ended March 31, 2022, 2021 and 2020, we recorded compensation expense related to Service Award units of $3.3 million, $4.7 million and $8.5 million, respectively.

During the years ended March 31, 2022 and 2021, no Service Award units were granted as performance bonuses. Of the Service Award units granted and vested during the year ended March 31, 2020, 1,886,131 units were granted for performance bonuses. The total amount of the bonus payment for the year ended March 31, 2020 was $24.5 million, of which we had accrued $8.7 million as of March 31, 2019.

As of March 31, 2022, we had estimated future expense of $3.1 million on unvested Service Award units which we expect to record during the year ended March 31, 2023 and $1.3 million which we expect to record during the year ended March 31, 2024.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As the LTIP expired on May 10, 2021, we have no common units available for grant and any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

Note 10—Fair Value of Financial Instruments

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our consolidated balance sheet at the dates indicated:

	March 31, 2022		March 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$73,353	$(47,585)	$12,312	$(17,857)
Level 2 measurements	51,968	(27,372)	37,520	(24,474)
	125,321	(74,957)	49,832	(42,331)

Netting of counterparty contracts (1)	(47,585)	47,585	(12,648)	12,648
Net cash collateral provided	839	—	2,660	5,543
Commodity derivatives	$78,575	$(27,372)	$39,844	$(24,140)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our consolidated balance sheets at the dates indicated:

	March 31,
	2022	2021
	(in thousands)
Prepaid expenses and other current assets	$78,575	$39,844
Accrued expenses and other payables	(27,108)	(21,562)
Other noncurrent liabilities	(264)	(2,578)
Net commodity derivative asset	$51,203	$15,704

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2022:
Crude oil fixed-price (1)	April 2022–December 2023	(1,330)	$35,662
Propane fixed-price (1)	April 2022–December 2023	184	3,785
Refined products fixed-price (1)	April 2022–December 2022	685	(6,063)
Butane fixed-price (1)	April 2022–December 2023	(268)	(1,711)
Other	April 2022–March 2023		18,691
			50,364
Net cash collateral provided			839
Net commodity derivative asset			$51,203

At March 31, 2021:
Crude oil fixed-price (1)	April 2021–December 2023	(1,850)	$(5,414)
Propane fixed-price (1)	April 2021–December 2023	(195)	2,188
Refined products fixed-price (1)	April 2021–January 2022	(503)	1,928
Butane fixed-price (1)	April 2021–March 2022	(753)	(3,764)
Other	April 2021–June 2022		12,563
			7,501
Net cash collateral provided			8,203
Net commodity derivative asset			$15,704

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

The following table summarizes the net (losses) gains recorded from our commodity derivatives to revenues and cost of sales in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2022	$(116,556)
2021	$(83,578)
2020	$85,941

Amounts in the table above do not include net (losses) gains from our commodity derivatives related to Mid-Con, Gas Blending and TPSL as these amounts have been classified as discontinued operations within our consolidated statements of operations for the years ended March 31, 2021 and 2020 (see Note 18).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2022, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate, which has since been determined to be SOFR). At March 31, 2022, we had $116.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 4.64%.

In addition, on and after certain dates, distributions for our Class B Preferred Units and Class C Preferred Units will be calculated using the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the partnership agreement) plus a spread (see Note 9 for a further discussion).

Fair Value of Fixed-Rate Notes

The following table provides fair values estimates of our fixed-rate notes at March 31, 2022 (in thousands):

Senior Secured Notes:
2026 Senior Secured Notes	$2,016,688
Senior Unsecured Notes:
2023 Notes	$455,485
2025 Notes	$329,984
2026 Notes	$290,298

For the 2026 Senior Secured Notes and Senior Unsecured Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

Note 11—Segments

Our operations are organized into three reportable segments: (i) Water Solutions, (ii) Crude Oil Logistics and (iii) Liquids Logistics, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Liquids Logistics reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Operating income of these segments is reviewed by the chief operating decision maker to evaluate performance and make business decisions. Intersegment transactions are recorded based on prices negotiated between the segments and are eliminated upon consolidation.

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$409,548	$317,640	$330,877
Sale of recovered crude oil	77,203	28,599	59,445
Sale of water	39,518	13,569	12,381
Other service revenues	18,597	11,178	19,356
Total Water Solutions revenues	544,866	370,986	422,059
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	2,432,393	1,574,699	2,383,812
Crude oil transportation and other	75,484	142,233	170,138
Non-Topic 606 revenues	8,687	11,355	13,991
Elimination of intersegment sales	(11,068)	(6,651)	(18,174)
Total Crude Oil Logistics revenues	2,505,496	1,721,636	2,549,767
Liquids Logistics:
Topic 606 revenues
Refined products sales	1,899,761	1,123,963	2,399,642
Propane sales	1,322,210	1,023,479	842,400
Butane sales	861,998	516,358	562,053
Other product sales	551,841	373,707	484,373
Service revenues	8,781	22,270	37,938
Non-Topic 606 revenues	254,285	79,442	289,713
Elimination of intersegment sales	(1,323)	(6,073)	(4,983)
Total Liquids Logistics revenues	4,897,553	3,133,146	4,611,136
Corporate and Other:
Non-Topic 606 revenues	—	1,255	1,038
Total Corporate and Other revenues	—	1,255	1,038
Total revenues	$7,947,915	$5,227,023	$7,584,000

The following table summarizes depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 6 and Note 7) and operating income (loss) by segment for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Depreciation and Amortization:
Water Solutions	$214,805	$222,354	$163,874
Crude Oil Logistics	48,489	60,874	70,759
Liquids Logistics	19,000	29,503	28,279
Corporate and Other	23,914	18,469	13,936
Total	$306,208	$331,200	$276,848

Operating Income (Loss):
Water Solutions	$94,851	$(92,720)	$(173,064)
Crude Oil Logistics	45,033	(304,330)	117,768
Liquids Logistics	(8,441)	70,441	142,411
Corporate and Other	(48,400)	(64,144)	(90,447)
Total	$83,043	$(390,753)	$(3,332)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Water Solutions	$115,267	$66,649	$2,076,866
Crude Oil Logistics	6,422	9,933	28,828
Liquids Logistics	11,185	31,172	19,753
Corporate and Other	2,148	11,953	7,968
Total	$135,022	$119,707	$2,133,415

All of the tables above do not include amounts related to Mid-Con, Gas Blending and TPSL, as these amounts have been classified as discontinued operations within our consolidated statements of operations for the years ended March 31, 2021 and 2020 (see Note 18).

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	March 31,
	2022	2021
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,970,911	$3,104,450
Crude Oil Logistics	1,050,546	1,090,578
Liquids Logistics (1)	385,783	626,221
Corporate and Other	49,067	44,802
Total	$4,456,307	$4,866,051

(1)    Includes $17.1 million and $20.9 million of non-US long-lived assets at March 31, 2022 and 2021, respectively.

	March 31,
	2022	2021
	(in thousands)
Total assets:
Water Solutions	$3,130,659	$3,204,850
Crude Oil Logistics	1,952,048	1,665,005
Liquids Logistics (1)	888,927	1,003,370
Corporate and Other	98,711	74,116
Total	$6,070,345	$5,947,341

(1)    Includes $40.2 million and $37.9 million of non-US total assets at March 31, 2022 and 2021, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Sales to entities affiliated with management	$—	$18,402	$8,367
Purchases from entities affiliated with management	$1,489	$1,239	$3,799
Sales to equity method investees	$—	$—	$203
Purchases from equity method investees	$1,091	$3,249	$2,120
Sales to WPX (1)		$39,129	$48,222
Purchases from WPX (1)		$216,487	$313,578
Sales to SemGroup (2)			$458

(1)    As previously disclosed, a member of the board of directors of our general partner was an executive officer of WPX Energy, Inc. (“WPX”) and has subsequently retired. Therefore, we are no longer classifying transactions with WPX as a related party. The prior year amounts relate to purchases and sales of crude oil with WPX as well as the treatment and disposal of produced water and solids received from WPX.
(2)    As previously disclosed, SemGroup Corporation (“SemGroup”), who holds ownership interests in our general partner, was acquired by Energy Transfer LP (“ET”) in December 2019. During the three months ended December 31, 2019, we reevaluated our related parties and determined that SemGroup/ET no longer meet the criteria to be disclosed as a related party. Therefore, information for the six months ended September 30, 2019 has been retained but we have not disclosed any information related to transactions subsequent to September 30, 2019.

Accounts receivable from affiliates consist of the following at the dates indicated:

	March 31,
	2022	2021
	(in thousands)
NGL Energy Holdings LLC	$8,483	$8,245
Equity method investees	107	462
Entities affiliated with management	1	728
Total	$8,591	$9,435

Accounts payable to affiliates consist of the following at the dates indicated:

	March 31,
	2022	2021
	(in thousands)
Equity method investees	$27	$107
Entities affiliated with management	46	12
Total	$73	$119

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, discussed below, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of March 31, 2022, the outstanding balance of the loan is approximately $2.5 million. Payments are made monthly, reducing the outstanding balance, and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of March 31, 2022, no accrual has been recorded related to this guarantee.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During the three months ended June 30, 2019, we purchased a 50% interest in KAIR2014 for $0.9 million in cash and accounted for our interest using the equity method of accounting (see Note 2). The remaining interest in KAIR2014 is owned by our Chief Executive Officer, H. Michael Krimbill.

2026 Senior Secured Notes and ABL Facility

To complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 7), we were required to receive the consent of the holders of our Class D Preferred Units, who are represented on the board of directors of our general partner. For their consent, we paid to the holders of the Class D Preferred Units $40.0 million.

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

Note 13—Employee Benefit Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 1% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 1% and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over an employee’s first two years of employment, subject to a participant’s continued service. Effective January 1, 2020, for every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4% and 6% of their eligible compensation (as defined in the plan). Expenses under the plan for the years ended March 31, 2022, 2021 and 2020 were $3.9 million, $3.4 million and $2.3 million, respectively, and do not include expenses for matching contributions related to Mid-Con, Gas Blending and TPSL which have been classified as discontinued operations within our consolidated statements of operations for the years ended March 31, 2021 and 2020 (see Note 18).

Note 14—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of March 31, 2022.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 11 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $2.4 million of net gains related to changes in the mark-to-market value of these arrangements recorded during the year ended March 31, 2022.

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

For all of our disposal contracts within the Water Solutions segment, revenue will be recognized over time utilizing the output method based on the volume of produced water or solids we accept from the customer. For contracts that involve the sale of recovered crude oil and reuse, recycled and brackish non-potable water, we will recognize revenue at a point in time, based on when control of the product is transferred to the customer.

Crude Oil Logistics Performance Obligations

Within the Crude Oil Logistics segment, revenue is disaggregated into two primary revenue streams that include revenue from the sale of commodities and service revenue. For sales of commodities, we are obligated to deliver a predetermined amount of crude oil, primarily on a month-to-month basis, to our customers. For these types of agreements, revenue is recognized at a point in time based on when the crude oil is delivered and control is transferred to the customer.

For revenue received from services rendered, we are obligated to provide throughput services to move crude oil via pipeline, truck, railcar, or marine vessel or to provide terminal maintenance services. In either case, the obligation is satisfied over time utilizing the output method based on each volume of crude oil that is moved from the origination point to the final destination or based on the passage of time.

Liquids Logistics Performance Obligations

Within the Liquids Logistics segment, revenue is disaggregated into two primary revenue streams that include revenue from the sale of commodities and service revenue. For sales of commodities, we are obligated to deliver a specified amount of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

product over a specified period of time. For these types of agreements, revenue is recognized at a point in time based on when the product is delivered and control is transferred to the customer.

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

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at March 31, 2022 (in thousands):

Year Ending March 31,
2023	$117,792
2024	96,205
2025	73,224
2026	17,240
2027	3,727
Thereafter	2,071
Total	$310,259

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

Contract Assets and Liabilities

Amounts owed from our customers under our revenue contracts are typically billed as the service is being provided on a monthly basis and are due within 1-30 days of billing, and are classified as accounts receivable-trade on our consolidated balance sheets. Under certain of our contracts, we recognize revenues in excess of billings, referred to as contract assets, within prepaid expenses and other current assets in our consolidated balance sheets. Accounts receivable from contracts with customers are presented within accounts receivable-trade and accounts receivable-affiliates in our consolidated balance sheets. We did not record any contract assets during the year ended March 31, 2022.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	March 31, 2022	March 31, 2021
	(in thousands)
Accounts receivable from contracts with customers	$605,384	$436,682

Contract liabilities balance at March 31, 2021	$10,896
Payment received and deferred	49,024
Payment recognized in revenue	(44,019)
Disposition of Sawtooth (see Note 17)	(8,234)
Contract liabilities balance at March 31, 2022	$7,667

Note 15—Leases

We adopted ASC 842 effective April 1, 2019 using the modified retrospective method with no cumulative effect adjustment to equity. Upon adoption, we recorded operating lease right-of-use assets of $551.2 million and operating lease obligations of $549.0 million, including amounts classified as assets and liabilities held for sale as of April 1, 2019. The adoption of this standard did not impact our unaudited condensed consolidated statement of operations or unaudited condensed consolidated statement of cash flows for the three months ended June 30, 2019.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Short-term leases with an initial term of 12 months or less that do not include a purchase option, with the exception of railcar leases, are not recorded on the consolidated balance sheet. Operating lease expense for short-term leases is recognized on a straight-line basis over the lease term and is disclosed below.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases of buildings and land, we account for the lease and non-lease components as a single lease component based on the election of the practical expedient to not separate lease components from non-lease components.

At March 31, 2022, we had operating lease right-of-use assets of $114.1 million and current and noncurrent operating lease obligations of $41.3 million and $72.8 million, respectively, on our consolidated balance sheet. At March 31, 2021, we had operating lease right-of-use assets of $152.1 million and current and noncurrent operating lease obligations of $47.1 million and $103.6 million, respectively, on our consolidated balance sheet. At March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 6.46 years and 7.49%, respectively. At March 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 6.88 years and 7.06%, respectively.

The following table summarizes the components of our lease expense for the periods indicated:

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Operating lease expense	$58,535	$69,031	$72,340
Variable lease expense	22,130	18,871	19,158
Short-term lease expense	351	1,217	799
Total	$81,016	$89,119	$92,297

The following table summarizes maturities of our operating lease obligations at March 31, 2022 (in thousands):

Year Ending March 31,
2023	$46,599
2024	30,020
2025	17,490
2026	8,416
2027	4,593
Thereafter	38,821
Total lease payments	145,939
Less imputed interest	(31,894)
Total operating lease obligations	$114,045

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Year Ended March 31,
	2022	2021	2020 (1)
	(in thousands)
Cash paid for amounts included in the measurement of operating lease obligations	$57,449	$68,141	$101,678
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$14,950	$33,579	$598,734

(1)    Amounts include the leases and activity for TPSL and Gas Blending which were sold during the year ended March 31, 2020 (see Note 18).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the years ended March 31, 2022, 2021 and 2020, fixed rental revenue was $14.4 million, $15.9 million and $20.4 million, which includes $1.4 million, $2.5 million and $4.6 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at March 31, 2022 (in thousands):

Year Ending March 31,
2023	$8,947
2024	4,807
2025	692
2026	415
2027	415
Thereafter	423
Total	$15,699

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

The following table summarizes changes in our expected credit loss allowance for accounts receivable - trade for the periods indicated:

	Year Ended March 31,
	2022	2021	2020 (1)
	(in thousands)
Balance at beginning of year	$2,192	$4,540	$4,016
Cumulative effect adjustment	—	433	—
Change in provision for expected credit losses	929	319	1,202
Write-offs charged against the provision	(491)	(3,100)	(678)
Disposition of Sawtooth (See Note 17)	(4)	—	—
Balance at end of year	$2,626	$2,192	$4,540

(1)    We adopted ASU 2016-13 as of April 1, 2020. The allowance reported for the year ended March 31, 2020 has not been changed from its previous presentation.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in our expected credit loss allowance for notes receivable and other for the periods indicated:

	Year Ended March 31,
	2022	2021 (1)
	(in thousands)
Balance at beginning of year	$458	$—
Cumulative effect adjustment	—	680
Write-offs charged against the provision	—	(222)
Balance at end of year	$458	$458

(1)    We adopted ASU 2016-13 as of April 1, 2020. An allowance had not been established for notes receivable and other prior to the adoption of ASU 2016-13.

In addition to the provision for expected credit losses above, we also wrote off $5.7 million during the year ended March 31, 2021 as discussed in Note 17.

Note 17—Other Matters

Sale of Sawtooth

On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth to a group of buyers for total consideration of $70.0 million less expenses of approximately $2.0 million. We recorded a loss of $60.1 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2022.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Liquids Logistics segment have not been classified as discontinued operations.

Third-party Loan Receivable

As previously disclosed, we had an outstanding loan receivable of $26.7 million, including accrued interest, associated with our interest in a natural gas liquids loading/unloading facility (the “Facility”) that was utilized by a third party. Our loan receivable was secured by title to and a lien interest on the Facility. The third party filed a petition for bankruptcy under Chapter 11 of the bankruptcy code in July 2019, at which time we filed our Proof of Claim within the bankruptcy case. On June 26, 2020, we settled our claim with the third party and agreed to receive $16.3 million, for which we released any and all claims and/or liens with respect to the Facility and transferred title of the Facility to the third party. For the remaining $10.4 million of the loan receivable, we filed an unsecured claim within the bankruptcy. As of June 30, 2020, we wrote-off approximately $9.4 million, the portion of the unsecured claimed we have deemed uncollectible, and this amount was recorded as a loss within loss (gain) on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. As of March 31, 2022, the remaining balance of $0.6 million, net of an allowance for an expected credit loss, is recorded within prepaid expenses and other current assets in our consolidated balance sheet.

Third-party Bankruptcy

As previously disclosed, during the three months ended June 30, 2020, Extraction, who is a significant shipper on our Grand Mesa pipeline, filed a petition for bankruptcy under Chapter 11 of the bankruptcy code. Extraction had transportation contracts pursuant to which it had committed to ship crude oil on our pipeline through October 2026. As part of the bankruptcy filing, Extraction requested that the court authorize it to reject these transportation contracts, effective June 14, 2020, and on November 2, 2020, the bankruptcy court issued a bench ruling granting Extraction’s motion to reject the transportation contracts effective as of June 14, 2020. On December 21, 2020, we announced a global settlement agreement with Extraction, as it relates to Extraction’s emergence from bankruptcy, which occurred on January 21, 2021. Among other consideration, the global settlement agreement provides for the following: (i) a new long-term supply agreement, which includes a significant acreage dedication in the DJ Basin, and retains Extraction’s crude oil volumes for shipping on our Grand Mesa Pipeline; (ii) a new rate structure under the supply agreement which is based on calendar month average New York Mercantile Exchange (“NYMEX”) prices with an agreed upon differential plus an increase in the rate when those NYMEX prices exceed $50.00 per barrel; and (iii) the receipt of $35.0 million from Extraction as a liquidated payment for our unsecured claims, which was received on January 21, 2021.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As a result of entering into the global settlement agreement, we determined that the customer commitment intangible asset related to one of the transportation contracts was impaired as of December 31, 2020 and recorded an impairment charge of $145.8 million, which was calculated as the difference between the carrying value of the intangible asset of $180.8 million and the $35.0 million received from Extraction. We recorded the impairment charge within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2021. We also determined, as a result of these transactions, that it was more likely than not, that the fair value of our Crude Oil Logistics reporting unit was less than its carrying value and assessed goodwill for impairment, which resulted in an impairment charge of $237.8 million. See Note 5 for a further discussion of the impairment of goodwill.

Extraction continued to utilize, during the bankruptcy period, the services under the transportation contracts by nominating and delivering barrels to be shipped on our pipeline. As of September 30, 2020, Extraction owed us $5.7 million related to deficiency volumes, which was the difference between the actual volumes shipped and the minimum volume commitment specified under the contracts. Following our global settlement, we deemed this amount uncollectible and wrote off the entire balance to bad debt expense within our consolidated statement of operations during the year ended March 31, 2021.

Sale of Certain Assets

During the three months ended December 31, 2020, we sold certain permits, land and a saltwater disposal facility to WaterBridge Resources LLC for total proceeds of $43.2 million. We recorded a gain of $14.0 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2021.

As part of the sale of our South Pecos water disposal business in February 2019, WaterBridge Resources LLC also had the option to acquire additional land and permits once the permitting process had been completed. During the year ended March 31, 2020, WaterBridge Resources LLC acquired two additional permits and we received proceeds of $15.0 million and recorded a gain of $14.5 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2020.

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

The following table summarizes the results of operations from discontinued operations for the periods indicated:

	Year Ended March 31,
	2021	2020
	(in thousands)
Revenues	$16,198	$12,186,862
Cost of sales	16,556	12,193,307
Operating expenses	290	6,997
General and administrative expense	—	56
Depreciation and amortization	—	749
Loss on disposal or impairment of assets, net (1)	1,174	203,990
Operating loss from discontinued operations	(1,822)	(218,237)
Interest expense	—	(111)
Other income, net	—	133
Loss from discontinued operations before taxes	(1,822)	(218,215)
Income tax benefit (expense)	53	(20)
Loss from discontinued operations, net of tax	$(1,769)	$(218,235)

(1)    Amount for the year ended March 31, 2021 includes a loss of $1.0 million on the sale of Gas Blending and $0.2 million on the sale of TPSL. Amount for the year ended March 31, 2020 includes a loss of $182.1 million on the sale of TPSL, a loss of $6.3 million on the sale of Mid-Con, a loss of $14.5 million on the sale of Gas Blending and a loss of $1.0 million on the sale of virtually all of our remaining Retail Propane segment to Superior Plus Corp. on July 10, 2018.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 19—Subsequent Events

On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. In addition, the sub-limit for letters of credit was increased to $250.0 million, and the LIBOR benchmark was replaced with the adjusted daily simple SOFR benchmark.