Form 10-Q
period 2022-06-30
NGL Energy Partners LP
filed 2022-08-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

At August 4, 2022, there were 130,695,970 common units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2022	March 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$816	$3,822
Accounts receivable-trade, net of allowance for expected credit losses of $2,625 and $2,626, respectively	1,304,831	1,123,163
Accounts receivable-affiliates	9,238	8,591
Inventories	301,298	251,277
Prepaid expenses and other current assets	133,135	159,486
Total current assets	1,749,318	1,546,339
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $918,150 and $887,006, respectively	2,455,580	2,462,390
GOODWILL	744,439	744,439
INTANGIBLE ASSETS, net of accumulated amortization of $527,994 and $507,285, respectively	1,116,122	1,135,354
INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,571	21,897
OPERATING LEASE RIGHT-OF-USE ASSETS	107,176	114,124
OTHER NONCURRENT ASSETS	42,352	45,802
Total assets	$6,237,558	$6,070,345
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,150,270	$1,084,837
Accounts payable-affiliates	91	73
Accrued expenses and other payables	179,101	140,719
Advance payments received from customers	21,819	7,934
Current maturities of long-term debt	2,430	2,378
Operating lease obligations	38,667	41,261
Total current liabilities	1,392,378	1,277,202
LONG-TERM DEBT, net of debt issuance costs of $39,938 and $42,988, respectively, and current maturities	3,384,571	3,350,463
OPERATING LEASE OBLIGATIONS	68,963	72,784
OTHER NONCURRENT LIABILITIES	103,518	104,346
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 130,827 and 130,827 notional units, respectively	(52,483)	(52,478)
Limited partners, representing a 99.9% interest, 130,695,970 and 130,695,970 common units issued and outstanding, respectively	424,849	401,486
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(358)	(308)
Noncontrolling interests	16,664	17,394
Total equity	737,031	714,453
Total liabilities and equity	$6,237,558	$6,070,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2022	2021
REVENUES:
Water Solutions	$166,079	$130,226
Crude Oil Logistics	865,371	553,624
Liquids Logistics	1,465,933	804,805
Total Revenues	2,497,383	1,488,655
COST OF SALES:
Water Solutions	10,225	10,338
Crude Oil Logistics	822,370	537,257
Liquids Logistics	1,422,416	777,198
Total Cost of Sales	2,255,011	1,324,793
OPERATING COSTS AND EXPENSES:
Operating	71,860	65,784
General and administrative	16,757	15,774
Depreciation and amortization	66,660	84,102
(Gain) loss on disposal or impairment of assets, net	(168)	67,536
Operating Income (Loss)	87,263	(69,334)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	674	212
Interest expense	(67,311)	(67,130)
Gain on early extinguishment of liabilities, net	1,662	51
Other income, net	646	1,249
Income (Loss) Before Income Taxes	22,934	(134,952)
INCOME TAX BENEFIT	172	450
Net Income (Loss)	23,106	(134,502)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(245)	(438)
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$22,861	$(134,940)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(4,679)	$(159,332)
BASIC LOSS PER COMMON UNIT	$(0.04)	$(1.23)
DILUTED LOSS PER COMMON UNIT	$(0.04)	$(1.23)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	130,695,970	129,593,939
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	130,695,970	129,593,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$23,106	$(134,502)
Other comprehensive (loss) income	(50)	8
Comprehensive income (loss)	$23,056	$(134,494)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2022
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2022	$(52,478)	14,385,642	$348,359	130,695,970	$401,486	$(308)	$17,394	$714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(975)	(975)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	497	—	—	497
Net (loss) income	(5)	—	—	—	22,866	—	245	23,106
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
BALANCES AT JUNE 30, 2022	$(52,483)	14,385,642	$348,359	130,695,970	$424,849	$(358)	$16,664	$737,031

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2021
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common		Accumulated Other
	General Partner	Units	Amount	Units	Amount	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2021	$(52,189)	14,385,642	$348,359	129,593,999	$582,784	$(266)	$69,471	$948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(444)	(444)
Sawtooth joint venture disposition	—	—	—	—	—	—	(51,097)	(51,097)
Equity issued pursuant to incentive compensation plan	—	—	—	—	960	—	—	960
Net (loss) income	(159)	—	—	—	(134,781)	—	438	(134,502)
Other comprehensive income	—	—	—	—	—	8	—	8
BALANCES AT JUNE 30, 2021	$(52,348)	14,385,642	$348,359	129,593,999	$448,963	$(258)	$18,368	$763,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$23,106	$(134,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs	70,968	87,981
Gain on early extinguishment of liabilities, net	(1,662)	(51)
Non-cash equity-based compensation expense	497	960
(Gain) loss on disposal or impairment of assets, net	(168)	67,536
Change in provision for expected credit losses	(419)	(21)
Net adjustments to fair value of commodity derivatives	41,068	56,657
Equity in earnings of unconsolidated entities	(674)	(212)
Distributions of earnings from unconsolidated entities	—	1,379
Lower of cost or net realizable value adjustments	5,475	92
Other	1,395	469
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(181,341)	(117,733)
Inventories	(55,507)	(96,816)
Other current and noncurrent assets	(4,613)	31,687
Accounts payable-trade and affiliates	66,927	83,753
Other current and noncurrent liabilities	37,434	13,658
Net cash provided by (used in) operating activities	2,486	(5,163)
INVESTING ACTIVITIES:
Capital expenditures	(41,006)	(46,760)
Net settlements of commodity derivatives	(2,267)	(59,857)
Proceeds from sales of assets	6,851	126
Proceeds from divestitures of businesses and investments, net	—	63,489
Investments in unconsolidated entities	—	(116)
Distributions of capital from unconsolidated entities	—	243
Net cash used in investing activities	(36,422)	(42,875)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	552,000	304,000
Payments on revolving credit facility	(497,000)	(231,000)
Repayment and repurchase of senior unsecured notes	(21,517)	(18,393)
Payments on other long-term debt	(630)	(5,578)
Debt issuance costs	(592)	(2,416)
Distributions to noncontrolling interest owners	(975)	(444)
Payments to settle contingent consideration liabilities	(356)	(489)
Net cash provided by financing activities	30,930	45,680
Net decrease in cash and cash equivalents	(3,006)	(2,358)
Cash and cash equivalents, beginning of period	3,822	4,829
Cash and cash equivalents, end of period	$816	$2,471
Supplemental cash flow information:
Cash interest paid	$34,166	$35,522
Income taxes paid (net of income tax refunds)	$1,748	$1,299
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$20,273	$6,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At June 30, 2022, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 24 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia. Our propane pipeline in Michigan was completed on August 8, 2022.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2022 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2022 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on June 6, 2022.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2023.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Critical accounting estimates we make in the preparation of our unaudited condensed consolidated financial statements include, among others, determining the impairment of goodwill and long-lived assets, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the fair value of derivative instruments, estimating certain revenues, the fair value of asset retirement obligations, the fair value of assets and liabilities acquired in acquisitions, the recoverability of inventories, the collectibility of accounts and notes receivable and accruals for environmental matters. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

We have a deferred tax liability of $42.9 million and $43.5 million at June 30, 2022 and March 31, 2022, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the three months ended June 30, 2022 was $0.7 million with an effective tax rate of 24.1%. The deferred tax benefit recorded during the three months ended June 30, 2021 was $1.1 million with an effective tax rate of 23.1%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2022 or March 31, 2022.

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

Inventories consist of the following at the dates indicated:

	June 30, 2022	March 31, 2022
	(in thousands)
Crude oil	$91,345	$135,485
Propane	81,101	43,971
Butane	71,929	33,144
Biodiesel	37,550	20,474
Diesel	3,801	3,504
Ethanol	3,698	3,503
Other	11,874	11,196
Total	$301,298	$251,277

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	June 30, 2022	March 31, 2022
			(in thousands)
Water services and land company	Water Solutions	50%	$16,264	$15,714
Water services and land company	Water Solutions	10%	2,898	2,863
Water services and land company	Water Solutions	50%	2,381	2,210
Aircraft company (1)	Corporate and Other	50%	473	538
Water services company	Water Solutions	50%	409	409
Natural gas liquids terminal company	Liquids Logistics	50%	146	163
Total			$22,571	$21,897

(1)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2022	March 31, 2022
	(in thousands)
Linefill (1)	$28,065	$28,065
Minimum shipping fees - pipeline commitments (2)	7,831	8,899
Loan receivable (3)	1,039	3,147
Other	5,417	5,691
Total	$42,352	$45,802

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2022 and March 31, 2022, linefill consisted of 423,978 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 7). As of June 30, 2022, the deficiency credit was $12.1 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.
(3)    Represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party. During the three months ended June 30, 2022, we received a $2.0 million prepayment for this loan receivable and also reduced the final payment due July 31, 2023 to $1.1 million. We discounted the final payment to its net present value with the amount of the reduction in the value of the final payment recorded as a loss within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2022	March 31, 2022
	(in thousands)
Accrued interest	$85,063	$56,104
Derivative liabilities	23,013	27,108
Accrued compensation and benefits	16,622	18,417
Excise and other tax liabilities	10,301	10,451
Product exchange liabilities	8,211	853
Other	35,891	27,786
Total	$179,101	$140,719

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in Accounting Standards Codification (“ASC”) 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted earnings per share calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. We adopted this guidance on April 1, 2022, using the modified retrospective method. Under our Class D Preferred Unit (as defined in Note 8) agreement, we are permitted to issue common units to redeem a portion of the outstanding Class D Preferred Units. Using the if-converted method, we expect our calculation of earnings per unit to be impacted by both an increase in the number of diluted weighted average common units outstanding and a decrease in the amount of Class D Preferred Unit distributions, when they are determined to be dilutive. Other than the potential impact to our future earnings per unit calculations, the adoption of this guidance did not impact our financial position, results of operations or cash flows related to any debt or preferred units issued prior to adoption.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective prospectively upon issuance through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of this ASU. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with the SOFR (as defined herein) benchmark (as discussed further in Note 6). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Weighted average common units outstanding during the period:
Common units - Basic	130,695,970	129,593,939
Common units - Diluted	130,695,970	129,593,939

For the three months ended June 30, 2022 and 2021, all potential common units or convertible securities were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands, except unit and per unit amounts)
Net income (loss)	$23,106	$(134,502)
Less: Net income attributable to noncontrolling interests	(245)	(438)
Net income (loss) attributable to NGL Energy Partners LP	22,861	(134,940)
Less: Distributions to preferred unitholders (1)	(27,545)	(24,551)
Less: Net loss allocated to GP (2)	5	159
Net loss allocated to common unitholders	$(4,679)	$(159,332)
Basic loss per common unit	$(0.04)	$(1.23)
Diluted loss per common unit	$(0.04)	$(1.23)
Basic weighted average common units outstanding	130,695,970	129,593,939
Diluted weighted average common units outstanding	130,695,970	129,593,939

(1)    Includes cumulative distributions for the three months ended June 30, 2022 and 2021 which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			June 30, 2022	March 31, 2022
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$173,815	$173,199
Pipeline and related facilities	30	-	40	265,643	265,643
Vehicles and railcars	3	-	25	92,819	93,126
Water treatment facilities and equipment	3	-	30	2,048,478	2,040,687
Crude oil tanks and related equipment	2	-	30	236,845	236,805
Barges and towboats	5	-	30	145,123	138,778
Information technology equipment	3	-	7	48,309	48,664
Buildings and leasehold improvements	3	-	40	148,366	151,071
Land				99,567	100,038
Tank bottoms and linefill (1)				30,454	30,443
Other	3	-	20	15,225	15,252
Construction in progress				69,086	55,690
				3,373,730	3,349,396
Accumulated depreciation				(918,150)	(887,006)
Net property, plant and equipment				$2,455,580	$2,462,390

(1)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Depreciation expense	$47,051	$60,606
Capitalized interest expense	$249	$332

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the period indicated:

Three Months Ended June 30,
2022
(in thousands)
Water Solutions	$1,412
Crude Oil Logistics	(1,370)
Total	$42

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		June 30, 2022			March 31, 2022
Description	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	19.3	$1,200,919	$(451,372)	$749,547	$1,200,919	$(436,837)	$764,082
Customer commitments	22.0	192,000	(23,040)	168,960	192,000	(21,120)	170,880
Pipeline capacity rights	21.4	7,799	(2,232)	5,567	7,799	(2,167)	5,632
Rights-of-way and easements	31.6	91,886	(12,908)	78,978	91,664	(12,201)	79,463
Water rights	16.9	99,869	(21,916)	77,953	99,869	(20,404)	79,465
Executory contracts and other agreements	22.9	21,346	(3,491)	17,855	20,931	(3,014)	17,917
Non-compete agreements	0.8	7,000	(6,817)	183	7,000	(6,487)	513
Debt issuance costs (1)	3.7	23,042	(6,218)	16,824	22,202	(5,055)	17,147
Total amortizable		1,643,861	(527,994)	1,115,867	1,642,384	(507,285)	1,135,099
Non-amortizable:
Trade names		255	—	255	255	—	255
Total		$1,644,116	$(527,994)	$1,116,122	$1,642,639	$(507,285)	$1,135,354

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein). Debt issuance costs related to the fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2022	2021
	(in thousands)
Depreciation and amortization	$19,609	$23,496
Cost of sales	68	73
Interest expense	1,163	682
Operating expenses	62	62
Total	$20,902	$24,313

The following table summarizes expected amortization of our intangible assets at June 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (nine months)	$61,751
2024	75,923
2025	67,706
2026	64,853
2027	60,259
2028	57,407
Thereafter	727,968
Total	$1,115,867

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2022			March 31, 2022
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(32,886)	$2,017,114	$2,050,000	$(35,140)	$2,014,860
Asset-based revolving credit facility (“ABL Facility”)	171,000	—	171,000	116,000	—	116,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	452,442	(1,516)	450,926	475,702	(1,873)	473,829
6.125% Notes due 2025 (“2025 Notes”)	380,020	(2,245)	377,775	380,020	(2,456)	377,564
7.500% Notes due 2026 (“2026 Notes”)	332,402	(3,235)	329,167	332,402	(3,460)	328,942
Other long-term debt	41,075	(56)	41,019	41,705	(59)	41,646
	3,426,939	(39,938)	3,387,001	3,395,829	(42,988)	3,352,841
Less: Current maturities	2,430	—	2,430	2,378	—	2,378
Long-term debt	$3,424,509	$(39,938)	$3,384,571	$3,393,451	$(42,988)	$3,350,463

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

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

Compliance

At June 30, 2022, we were in compliance with the covenants under the 2026 Senior Secured Notes Indenture.

ABL Facility

The $500.0 million ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial borrowing base was $500.0 million. On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. In addition, the sub-limit for letters of credit was increased to $250.0 million and the LIBOR benchmark was replaced with an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the interest rate benchmark. The ABL Facility is secured by a lien on substantially all of

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At June 30, 2022, $171.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $143.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

At June 30, 2022, the borrowings under the ABL Facility had a weighted average interest rate of 4.84% calculated as the prime rate of 4.75% plus a margin of 1.75% on the alternate base borrowings and the weighted average SOFR of 1.28% plus a margin of 2.75% for the SOFR borrowings. On June 30, 2022, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At June 30, 2022, no Cash Dominion Event had occurred.

Compliance

At June 30, 2022, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and 2026 Notes (collectively, the “Senior Unsecured Notes”).

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the period indicated:

Three Months Ended June 30,
2022
(in thousands)
2023 Notes
Notes repurchased	$23,260
Cash paid (excluding payments of accrued interest)	$21,517
Gain on early extinguishment of debt (1)	$1,662

(1)    Gain on early extinguishment of debt for the three months ended June 30, 2022 is inclusive of the write-off of debt issuance costs of $0.1 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Compliance

At June 30, 2022, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Other Long-term Debt

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $41.1 million at June 30, 2022. The loan matures on November 1, 2027.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2022:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2023 (nine months)	$—	$—	$—	$1,748	$1,748
2024	—	—	452,442	2,816	455,258
2025	—	—	380,020	3,068	383,088
2026	2,050,000	171,000	—	3,343	2,224,343
2027	—	—	332,402	3,642	336,044
2028	—	—	—	26,458	26,458
Total	$2,050,000	$171,000	$1,164,864	$41,075	$3,426,939

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $3.0 million and $3.1 million during the three months ended June 30, 2022 and 2021, respectively.

The following table summarizes expected amortization of debt issuance costs at June 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (nine months)	$9,007
2024	11,540
2025	10,807
2026	8,532
2027	46
2028	6
Total	$39,938

Note 7—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (the “December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The date for a new trial, to be limited to the quantum meruit claim, has been set by the trial court for November 7, 2022. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our GP once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of June 30, 2022, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At June 30, 2022, we have an environmental liability, measured on an undiscounted basis, of $1.7 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

Balance at March 31, 2022	$29,941
Liabilities incurred	146
Liabilities associated with disposed assets (1)	(85)
Liabilities settled	(93)
Accretion expense	441
Balance at June 30, 2022	$30,350

(1)    Relates to the sale of two saltwater disposal wells.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes future minimum throughput payments under these agreements at June 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (nine months)	$26,510
2024	35,410
2025	30,897
Total	$92,817

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At June 30, 2022, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
2023 (nine months)	$163,726	1,486	$9,884	10,501
2024	—	—	6,631	8,064
2025	—	—	1,096	1,260
Total	$163,726	1,486	$17,611	19,825

Index-Price Commodity Purchase Commitments:
2023 (nine months)	$3,404,964	34,981	$1,208,867	881,618
2024	2,429,375	29,877	55,243	51,533
2025	1,688,355	22,775	6,623	10,500
2026	690,326	10,409	—	—
Total	$8,213,020	98,042	$1,270,733	943,651

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

At June 30, 2022, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
2023 (nine months)	$164,585	1,486	$180,624	132,794
2024	—	—	13,418	14,078
2025	—	—	979	916
Total	$164,585	1,486	$195,021	147,788

Index-Price Commodity Sale Commitments:
2023 (nine months)	$2,741,022	26,913	$1,001,257	669,878
2024	924,914	10,858	23,565	19,138
2025	791,056	10,220	—	—
2026	28,963	390	—	—
Total	$4,485,955	48,381	$1,024,822	689,016

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $37.9 million of our prepaid expenses and other current assets and $19.9 million of our accrued expenses and other payables at June 30, 2022.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at June 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (nine months)	$8,199
2024	8,468
2025	3,236
2026	1,203
2027	1,189
2028	1,189
Thereafter	4,140
Total	$27,624

As part of the acquisition of Hillstone Environmental Partners, LLC, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months ended June 30, 2022 and 2021, we recorded $0.4 million and $0.6 million, respectively, within operating expense in our unaudited condensed consolidated statements of operations. At June 30, 2022, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $1.6 million.

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At June 30, 2022, we owned 8.69% of our GP.

Suspension of Common Unit and Preferred Unit Distributions

The board of directors of our GP temporarily suspended all distributions (common unit distributions which began with the quarter ended December 31, 2020 and preferred unit distributions which began with the quarter ended March 31, 2021) in order to deleverage our balance sheet and meet the financial performance ratios set within the Indenture of the 2026 Senior Secured Notes, as discussed further in Note 6.

Class B Preferred Units

As of June 30, 2022, there were 12,585,642 of our 9.00% Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is 9.00% per year of the $25.00 liquidation preference per unit (equal to $2.25 per unit per year). For the quarter ended June 30, 2022, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for June 30, 2022 is $0.5625 and the cumulative distribution since suspension for each Class B Preferred Unit is $3.375. In addition, the amount of cumulative but unpaid

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of June 30, 2022 is $44.7 million.

On July 1, 2022, the Class B Preferred Units distributions on and after July 1, 2022 began accumulating at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the partnership agreement) plus a spread of 7.213%.

Class C Preferred Units

As of June 30, 2022, there were 1,800,000 of our 9.625% Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended June 30, 2022, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for June 30, 2022 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $3.6094. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of June 30, 2022 is $6.9 million.

Class D Preferred Units

As of June 30, 2022, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The current distribution rate for the Class D Preferred Units is 9.00% per year per unit (equal to $90.00 per every $1,000 in unit value per year), plus an additional 1.5% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as defined within the amended and restated limited partnership agreement. For the quarter ended June 30, 2022, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at June 30, 2022 is $27.32 and the average cumulative distribution since suspension for each Class D Preferred unit is $162.60. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of June 30, 2022 is $103.9 million.

On July 1, 2022, the current distribution rate for the Class D Preferred Units increased to 10.00% per year per unit, plus an additional 1.5% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as described above.

Equity-Based Incentive Compensation

Our GP adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. Our GP granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients through the vesting date (the “Service Awards”). The Service Awards may also vest upon a change of control, at the discretion of the board of directors of our GP. No distributions accrue to or are paid on the Service Awards during the vesting period. The LTIP expired on May 10, 2021.

The following table summarizes the Service Award activity during the three months ended June 30, 2022:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2022	2,188,800	$2.15
Units forfeited	(49,500)	$2.15
Unvested Service Award units at June 30, 2022	2,139,300	$2.15

As the LTIP expired on May 10, 2021, we had no common units available for grant for the three months ended June 30, 2022.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2022, there are 1,426,075 unvested Service Award units which are expected to vest during the year ending March 31, 2023 and 713,225 unvested Service Award units which are expected to vest during the year ending March 31, 2024. Also, any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

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

During the three months ended June 30, 2022 and 2021, we recorded compensation expense related to Service Award units of $0.5 million and $1.0 million, respectively.

For the unvested Service Award units, as of June 30, 2022, we had estimated future expense of $2.7 million which we expect to record during the year ending March 31, 2023 and $1.3 million which we expect to record during the year ending March 31, 2024.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2022		March 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$84,318	$(8,406)	$73,353	$(47,585)
Level 2 measurements	40,398	(23,246)	51,968	(27,372)
	124,716	(31,652)	125,321	(74,957)

Netting of counterparty contracts (1)	(8,659)	8,659	(47,585)	47,585
Net cash collateral (held) provided	(58,787)	(326)	839	—
Commodity derivatives	$57,270	$(23,319)	$78,575	$(27,372)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2022	March 31, 2022
	(in thousands)
Prepaid expenses and other current assets	$57,270	$78,575
Accrued expenses and other payables	(23,013)	(27,108)
Other noncurrent liabilities	(306)	(264)
Net commodity derivative asset	$33,951	$51,203

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2022:
Crude oil fixed-price (1)	July 2022–December 2023	(567)	$76,370
Propane fixed-price (1)	July 2022–March 2024	1,325	2,982
Refined products fixed-price (1)	July 2022–January 2023	(147)	(1,525)
Butane fixed-price (1)	July 2022–December 2023	(400)	630
Other	July 2022–August 2024		14,607
			93,064
Net cash collateral held			(59,113)
Net commodity derivative asset			$33,951

At March 31, 2022:
Crude oil fixed-price (1)	April 2022–December 2023	(1,330)	$35,662
Propane fixed-price (1)	April 2022–December 2023	184	3,785
Refined products fixed-price (1)	April 2022–December 2022	685	(6,063)
Butane fixed-price (1)	April 2022–December 2023	(268)	(1,711)
Other	April 2022–March 2023		18,691
			50,364
Net cash collateral provided			839
Net commodity derivative asset			$51,203

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended June 30, 2022 and 2021, we recorded net losses of $41.1 million and $56.7 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2022, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or LIBOR interest rate (or successor rate, which has since been determined to be SOFR). At June 30, 2022, we had $171.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 4.84%.

In addition, on and after certain dates, distributions for our Class B Preferred Units and Class C Preferred Units will be calculated using the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the partnership agreement) plus a spread (see Note 8 for a further discussion). On and after a certain date, the holders of the Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the partnership agreement) plus a spread (“Class D Variable

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Rate”, as defined in the partnership agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2022 (in thousands):

Senior Secured Notes:
2026 Senior Secured Notes	$1,843,292
Senior Unsecured Notes:
2023 Notes	$409,837
2025 Notes	$286,282
2026 Notes	$241,130

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

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$117,226	$98,297
Sale of recovered crude oil	38,449	13,801
Sale of water	5,808	13,282
Other service revenues	4,596	4,846
Total Water Solutions revenues	166,079	130,226
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	847,776	535,429
Crude oil transportation and other	20,595	18,449
Non-Topic 606 revenues	1,859	2,245
Elimination of intersegment sales	(4,859)	(2,499)
Total Crude Oil Logistics revenues	865,371	553,624
Liquids Logistics:
Topic 606 revenues
Refined products	748,631	393,109
Propane sales	221,795	160,403
Butane sales	200,476	118,540
Other product sales	154,342	114,330
Service revenues	2,982	5,423
Non-Topic 606 revenues	137,707	14,307
Elimination of intersegment sales	—	(1,307)
Total Liquids Logistics revenues	1,465,933	804,805
Total revenues	$2,497,383	$1,488,655

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Depreciation and Amortization:
Water Solutions	$49,910	$63,043
Crude Oil Logistics	11,754	12,409
Liquids Logistics	3,449	7,045
Corporate and Other	5,855	5,484
Total	$70,968	$87,981

Operating Income (Loss):
Water Solutions	$53,605	$7,583
Crude Oil Logistics	18,989	(11,581)
Liquids Logistics	26,640	(53,409)
Corporate and Other	(11,971)	(11,927)
Total	$87,263	$(69,334)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Water Solutions	$40,835	$26,962
Crude Oil Logistics	4,133	463
Liquids Logistics	1,386	3,544
Corporate and Other	367	911
Total	$46,721	$31,880

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	June 30, 2022	March 31, 2022
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,954,908	$2,970,911
Crude Oil Logistics	1,043,189	1,050,546
Liquids Logistics (1)	378,150	385,783
Corporate and Other	47,070	49,067
Total	$4,423,317	$4,456,307

(1)    Includes $17.5 million and $17.1 million of non-US long-lived assets at June 30, 2022 and March 31, 2022, respectively.

	June 30, 2022	March 31, 2022
	(in thousands)
Total assets:
Water Solutions	$3,127,295	$3,130,659
Crude Oil Logistics	2,083,458	1,952,048
Liquids Logistics (1)	977,418	888,927
Corporate and Other	49,387	98,711
Total	$6,237,558	$6,070,345

(1)    Includes $65.5 million and $40.2 million of non-US total assets at June 30, 2022 and March 31, 2022, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Purchases from entities affiliated with management	$—	$70
Purchases from equity method investees	$498	$191

Accounts receivable from affiliates consist of the following at the dates indicated:

	June 30, 2022	March 31, 2022
	(in thousands)
NGL Energy Holdings LLC	$8,847	$8,483
Equity method investees	390	107
Entities affiliated with management	1	1
Total	$9,238	$8,591

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts payable to affiliates consist of the following at the dates indicated:

	June 30, 2022	March 31, 2022
	(in thousands)
Equity method investees	$90	$27
Entities affiliated with management	1	46
Total	$91	$73

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of June 30, 2022, the outstanding balance of the loan is approximately $2.5 million. Payments are made monthly, reducing the outstanding balance, and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of June 30, 2022, no accrual has been recorded related to this guarantee.

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of June 30, 2022.

The majority of our revenue agreements are within scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases and are in scope under Topics 845 and 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $5.1 million of net losses related to changes in the mark-to-market value of these arrangements recorded during the three months ended June 30, 2022.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at June 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (nine months)	$114,830
2024	105,297
2025	73,235
2026	17,240
2027	3,727
2028	1,269
Thereafter	803
Total	$316,401

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	June 30, 2022	March 31, 2022
	(in thousands)
Accounts receivable from contracts with customers	$590,488	$605,384
Contract assets (current)	$1,467	$—

Contract liabilities balance at March 31, 2022	$7,667
Payment received and deferred	27,799
Payment recognized in revenue	(13,819)
Contract liabilities balance at June 30, 2022	$21,647

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease expense for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Operating lease expense	$13,678	$15,274
Variable lease expense	7,028	5,230
Short-term lease expense	94	70
Total	$20,800	$20,574

The following table summarizes maturities of our operating lease obligations at June 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (nine months)	$35,135
2024	31,997
2025	19,206
2026	8,446
2027	4,596
2028	4,405
Thereafter	34,416
Total lease payments	138,201
Less imputed interest	(30,571)
Total operating lease obligations	$107,630

The following table summarizes supplemental cash flow and non-cash information related to our operating leases for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of operating lease obligations	$13,031	$14,554
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$5,920	$7,312

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third parties. Fixed rental revenue is recognized on a straight-line basis over the lease term.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended June 30, 2022 and 2021, fixed rental revenue was $3.5 million, which includes $0.2 million of sublease revenue, and $3.3 million, which includes $0.4 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at June 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (nine months)	$8,089
2024	4,926
2025	692
2026	415
2027	415
2028	415
Thereafter	189
Total	$15,141

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

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2022	$2,626	$458
Change in provision for expected credit losses	(1)	(418)
Balance at June 30, 2022	$2,625	$40

Note 15—Other Matters

Third-party Loan Receivable

As previously disclosed, we had an outstanding loan receivable, including accrued interest, associated with our interest in a facility that was utilized by a third party. Due to the bankruptcy of the third-party, we wrote down the remaining outstanding balance to what we expected to collect as an unsecured claim. As of March 31, 2022, the outstanding balance of our unsecured claim was $0.6 million, net of an allowance for an expected credit loss, which was recorded within prepaid expenses and other current assets in our consolidated balance sheet. During the three months ended June 30, 2022, we received $1.0 million to settle our unsecured claim and we reversed the allowance for the expected credit loss.

Note 16—Subsequent Events

During July 2022, we repurchased $14.2 million of the 2023 Notes and $1.5 million of the 2026 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2022. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 6, 2022.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At June 30, 2022, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

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

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Revenues	$2,497,383	$1,488,655
Cost of sales	2,255,011	1,324,793
Operating expenses	71,860	65,784
General and administrative expense	16,757	15,774
Depreciation and amortization	66,660	84,102
(Gain) loss on disposal or impairment of assets, net	(168)	67,536
Operating income (loss)	87,263	(69,334)
Equity in earnings of unconsolidated entities	674	212
Interest expense	(67,311)	(67,130)
Gain on early extinguishment of liabilities, net	1,662	51
Other income, net	646	1,249
Income (loss) before income taxes	22,934	(134,952)
Income tax benefit	172	450
Net income (loss)	23,106	(134,502)
Less: Net income attributable to noncontrolling interests	(245)	(438)
Net income (loss) attributable to NGL Energy Partners LP	$22,861	$(134,940)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions, dispositions and other transactions. Our results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2023.

Recent Developments

Repurchases of Senior Unsecured Notes

During the three months ended June 30, 2022, we repurchased $23.3 million of the 7.5% senior unsecured notes due 2023 (“2023 Notes”).

Acquisitions and Dispositions

The following transaction impacted the comparability of our results of operations between our current and prior fiscal years.

•On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth Caverns, LLC (“Sawtooth”) to a group of buyers.

Subsequent Events

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to June 30, 2022.

Segment Operating Results for the Three Months Ended June 30, 2022 and 2021

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$113,883	$94,728	$19,155
Sale of recovered crude oil	38,449	13,801	24,648
Recycled water	4,410	3,202	1,208
Other revenues	9,337	18,495	(9,158)
Total revenues	166,079	130,226	35,853
Expenses:
Cost of sales-excluding impact of derivatives	4,818	8,965	(4,147)
Derivative loss	5,407	1,373	4,034
Operating expenses	48,197	40,025	8,172
General and administrative expenses	3,263	1,808	1,455
Depreciation and amortization expense	49,848	62,981	(13,133)
Loss on disposal or impairment of assets, net	941	7,491	(6,550)
Total expenses	112,474	122,643	(10,169)
Segment operating income	$53,605	$7,583	$46,022

Produced water processed (barrels per day)
Delaware Basin	1,887,230	1,428,222	459,008
Eagle Ford Basin	98,513	91,843	6,670
DJ Basin	150,329	118,801	31,528
Other Basins	17,886	28,082	(10,196)
Total	2,153,958	1,666,948	487,010
Recycled water (barrels per day)	136,925	109,437	27,488
Total (barrels per day)	2,290,883	1,776,385	514,498
Skim oil sold (barrels per day)	3,957	2,500	1,457
Service fees for produced water processed ($/barrel) (1)	$0.58	$0.62	$(0.04)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.20	$0.09	$0.11
Operating expenses for produced water processed ($/barrel) (1)	$0.25	$0.26	$(0.01)

(1)    Total produced water barrels processed during the three months ended June 30, 2022 and 2021 were 196,010,195 and 151,692,287, respectively.

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

Other Revenues. Other revenues primarily include brackish non-potable water revenues, water pipeline revenues, land surface use revenues and solids disposal revenues. The decrease was due primarily to lower sales of brackish non-potable water related to the termination of a joint marketing agreement as well as our customers transitioning from brackish non-potable water to recycled water.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchases of brackish non-potable water from third-parties to meet customer needs due to the termination of a joint marketing agreement.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended June 30, 2022, we had $0.1 million of net unrealized gains on derivatives and $5.5 million of net realized losses on derivatives. At June 30, 2022, we had approximately 2,000 barrels per day hedged in a swap transaction for the next three months at an average price of $85.50 per barrel. We closed these positions in July 2022, and recorded a loss of $3.3 million. During the three months ended June 30, 2021, we had $2.2 million of net realized gains on derivatives and $3.6 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility, royalty and chemical expenses as a result of the increase in produced water volumes processed. Utility, royalty and chemical expenses, which are three of our largest variable expenses, were not impacted by the rise in inflation due to negotiating long-term utility contracts with fixed rates, royalty contracts with no escalation clauses and a fixed chemical expense per barrel with our chemical provider. Severance taxes also increased due to the increase in revenue from recovered crude oil.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2022 and three months ended June 30, 2022. These decreases were partially offset by the depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2022, we recorded a loss of $0.5 million related to the sale of certain assets as part of the termination of a joint marketing agreement and a net loss of $0.5 million primarily related to the abandonment of certain capital projects and the sale and retirement of certain other miscellaneous assets. During the three months ended June 30, 2021, we recorded a net loss of $7.5 million primarily related to facilities damaged by lightning strikes, abandonment of certain capital projects and the sale of certain other miscellaneous assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$847,776	$535,429	$312,347
Crude oil transportation and other	22,454	20,694	1,760
Total revenues (1)	870,230	556,123	314,107
Expenses:
Cost of sales-excluding impact of derivatives	801,362	501,462	299,900
Derivative loss	25,867	38,294	(12,427)
Operating expenses	12,188	13,587	(1,399)
General and administrative expenses	1,330	1,994	(664)
Depreciation and amortization expense	11,754	12,409	(655)
Gain on disposal or impairment of assets, net	(1,260)	(42)	(1,218)
Total expenses	851,241	567,704	283,537
Segment operating income (loss)	$18,989	$(11,581)	$30,570

Crude oil sold (barrels)	7,634	7,994	(360)
Crude oil transported on owned pipelines (barrels)	7,170	7,034	136
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,239	(7)
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	1,501	—
Crude oil inventory (barrels) (2)	855	1,147	(292)
Crude oil sold ($/barrel)	$111.053	$66.979	$44.074
Cost per crude oil sold ($/barrel) (3)	$104.973	$62.730	$42.243
Crude oil product margin ($/barrel) (3)	$6.080	$4.249	$1.831

(1)    Revenues include $4.9 million and $2.5 million of intersegment sales during the three months ended June 30, 2022 and 2021, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of June 30, 2022 and June 30, 2021, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This was offset by a reduction in sales volumes. We had an increase in buy/sell transactions during the quarter ended June 30, 2022. These are transactions in which we transact to purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

Crude Oil Transportation and Other Revenues. The increase was primarily due to an increase in charter days and day rates within our marine transportation business due to increased demand.

During the three months ended June 30, 2022, physical volumes on the Grand Mesa Pipeline averaged approximately 79,000 barrels per day, compared to approximately 77,000 barrels per day for the three months ended June 30, 2021 (volume amounts are from both internal and external parties).

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Derivative Loss. Our cost of sales during the three months ended June 30, 2022 included $76.9 million of net realized losses on derivatives, driven by increasing crude oil prices, partially offset by $51.0 million of net unrealized gains on derivatives. The amounts for the quarter ended June 30, 2022 include net realized losses of $46.3 million and net unrealized gains of $29.5 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the three months ended June 30, 2021 included $52.7 million of net realized losses on derivatives, driven by the increase in crude oil prices offset by $14.5 million of net unrealized gains on derivatives. The amounts for the quarter ended June 30, 2021 include net realized losses of $25.5 million and net unrealized gains of $13.4 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Product Margin. The increase was primarily due to higher crude oil prices as contracted rates with certain producers increased due to higher crude oil prices, as well as increased differentials on certain other sales contracts, offset by higher trucking expenses.

Operating and General and Administrative Expenses. The decrease was primarily related to the sale of the trucking business during the three months ended March 31, 2022.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our trucking assets during the three months ended March 31, 2022.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2022, we recorded a net gain of $1.3 million primarily due to the sale of land, which was previously used by our trucking business, and the sale of certain other equipment, offset by the write-off of equipment and software previously utilized by, but not sold with our trucking business. During the three months ended June 30, 2021, we recorded a net gain of less than $0.1 million due to the disposal of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$748,679	$393,147	$355,532
Cost of sales-excluding impact of derivatives	738,074	389,571	348,503
Derivative loss	1,052	695	357
Product margin	9,553	2,881	6,672

Propane sales:
Revenues (1)	222,574	160,890	61,684
Cost of sales-excluding impact of derivatives	212,289	156,527	55,762
Derivative gain	(1,932)	(10,115)	8,183
Product margin	12,217	14,478	(2,261)

Butane sales:
Revenues (1)	200,594	118,519	82,075
Cost of sales-excluding impact of derivatives	200,219	114,410	85,809
Derivative (gain) loss	(8,132)	7,684	(15,816)
Product margin (loss)	8,507	(3,575)	12,082

Other product sales:
Revenues-excluding impact of derivatives (1)	295,006	134,815	160,191
Cost of sales-excluding impact of derivatives	266,752	109,176	157,576
Derivative loss	18,805	18,726	79
Product margin	9,449	6,913	2,536

Service revenues:
Revenues (1)	4,138	7,270	(3,132)
Cost of sales	347	360	(13)
Product margin	3,791	6,910	(3,119)

Expenses:
Operating expenses	11,475	12,172	(697)
General and administrative expenses	2,021	1,790	231
Depreciation and amortization expense	3,381	6,967	(3,586)
Loss on disposal or impairment of assets, net	—	60,087	(60,087)
Total expenses	16,877	81,016	(64,139)
Segment operating income (loss)	$26,640	$(53,409)	$80,049

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)	167,559	168,677	(1,118)

Refined products sold (gallons)	188,626	185,306	3,320
Refined products sold ($/gallon)	$3.969	$2.122	$1.847
Cost per refined products sold ($/gallon) (3)	$3.913	$2.102	$1.811
Refined products product margin ($/gallon) (3)	$0.056	$0.020	$0.036
Refined products inventory (gallons) (2)	1,110	2,776	(1,666)

Propane sold (gallons)	164,844	170,279	(5,435)
Propane sold ($/gallon)	$1.350	$0.945	$0.405
Cost per propane sold ($/gallon) (3)	$1.288	$0.919	$0.369
Propane product margin ($/gallon) (3)	$0.062	$0.026	$0.036
Propane inventory (gallons) (2)	63,862	60,673	3,189

Butane sold (gallons)	120,525	122,574	(2,049)
Butane sold ($/gallon)	$1.664	$0.967	$0.697
Cost per butane sold ($/gallon) (3)	$1.661	$0.933	$0.728
Butane product margin ($/gallon) (3)	$0.003	$0.034	$(0.031)
Butane inventory (gallons) (2)	49,547	45,911	3,636

Other products sold (gallons)	93,637	92,853	784
Other products sold ($/gallon)	$3.151	$1.452	$1.699
Cost per other products sold ($/gallon) (3)	$2.849	$1.176	$1.673
Other products product margin ($/gallon) (3)	$0.302	$0.276	$0.026
Other products inventory (gallons) (2)	28,187	40,691	(12,504)

(1)    Revenue includes $1.3 million of intersegment sales during the three months ended June 30, 2021 that is eliminated in our unaudited condensed consolidated statement of operations.
(2)    Information is presented as of June 30, 2022 and June 30, 2021, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increase in refined products prices and an increase in volumes. The increase in volumes is due to the continued recovery of demand from the COVID-19 pandemic, as we continue to work on increasing our allocations from certain suppliers that were reduced due to the COVID-19 pandemic. The increase in volumes was partially offset by tighter supply in certain markets.

Refined Products Derivative Loss. Our refined products margin during the three months ended June 30, 2022 included a realized loss of $1.1 million and the three months ended June 30, 2021 included a realized loss of $0.7 million.

Refined Products product margins increased during the three months ended June 30, 2022 due to higher demand in several markets that were experiencing tighter supply as well as being well positioned from a supply and inventory perspective during the continued period of extreme volatility in commodity prices.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to higher commodity prices. The increase in propane prices was the result of the overall strength in crude oil and natural gas prices. This was partially offset by reduced volumes as we tapered purchases of propane during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of weaker demand in the market due to the higher prices.

Propane Derivative Gain. Our cost of propane sales during the three months ended June 30, 2022 included a net unrealized gain of less than $0.1 million on derivatives and $1.9 million of net realized gains on derivatives. During the three months ended June 30, 2021, our cost of wholesale propane sales included $11.9 million of net unrealized gains on derivatives and $1.8 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, increased due to reducing the value of our inventory to its lower of cost or realizable value as of March 31, 2022 and due to a reduction in storage and railcar costs.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were primarily due to an increase in commodity prices, which was the result of the overall strength in crude oil and natural gas prices and increased global demand. The increase was partially offset by slightly lower volumes.

Butane Derivative (Gain) Loss. Our cost of butane sales during the three months ended June 30, 2022 included $6.1 million of net unrealized gains on derivatives and $2.1 million of net realized gains on derivatives. Our cost of butane sales included $6.5 million of net unrealized losses on derivatives and $1.2 million of net realized losses on derivatives during the three months ended June 30, 2021.

Butane product margins, excluding the impact of derivatives, decreased due to lower location differentials. Butane we contracted for purchase at the beginning of the season (February and March 2022) was competing with product purchased in the currently discounted market, resulting in our product being more expensive, which reduced margins.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices as a result of the overall strength in crude oil and natural gas prices. In addition, we had an increased supply of biodiesel to sell during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to favorable supply contracts entered into in the prior year.

Other Products Derivative Loss. Our derivatives of other products included $0.3 million of net unrealized losses and $18.5 million of net realized losses on derivatives during the three months ended June 30, 2022. Our derivatives of other products during the three months ended June 30, 2021 included $18.7 million of net realized losses on derivatives.

Other product sales product margins during the three months ended June 30, 2022 increased from the prior year primarily due to the increase in biodiesel volumes, as discussed above.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease for the current quarter was due primarily to the disposition of Sawtooth in June 2021.

Operating and General and Administrative Expenses. The decrease was primarily due to the disposition of Sawtooth in June 2021 which was offset by higher incentive compensation and increased travel and entertainment as a result of increased sales calling efforts following the pandemic.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth in June 2021 and lower amortization expense due to certain intangible assets being fully amortized as of September 30, 2021.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2021, we recorded a net loss of $60.1 million related to the sale of Sawtooth.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Expenses:
General and administrative expenses	$10,143	$10,182	$(39)
Depreciation and amortization expense	1,677	1,745	(68)
Loss on disposal or impairment of assets, net	151	—	151
Total expenses	11,971	11,927	44
Operating loss	$(11,971)	$(11,927)	$(44)

General and Administrative Expenses. The expenses during the three months ended June 30, 2022 were consistent with the three months ended June 30, 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended

June 30, 2022 was consistent with the three months ended June 30, 2021.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2022, we received a prepayment of a loan receivable due July 31, 2023, and in exchange for the prepayment we reduced the amount of the final payment and recorded a loss for the reduction in the amount due.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $0.7 million during the three months ended June 30, 2022, compared to $0.2 million during the three months ended June 30, 2021. The increase of $0.5 million during the three months ended June 30, 2022 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Senior secured notes	$38,438	$38,438	$—
Senior unsecured notes	20,819	22,529	(1,710)
Revolving credit facility	3,240	1,822	1,418
Other indebtedness	636	597	39
Total debt interest expense	63,133	63,386	(253)
Amortization of debt issuance costs	4,178	3,744	434
Total interest expense	$67,311	$67,130	$181

The increase of $0.2 million during the three months ended June 30, 2022 was primarily due to an increase of the revolving credit facility balance which was offset by repurchases of a portion of our 2023 Notes.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $1.7 million during the three months ended June 30, 2022, compared to $0.1 million during the three months ended June 30, 2021. During the three months ended June 30, 2022 and 2021, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding senior unsecured notes. For the three months ended June 30, 2021, the net gain was partially offset by a loss on the early extinguishment of the Sawtooth credit agreement. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net was $0.6 million during the three months ended June 30, 2022, compared to $1.2 million during the three months ended June 30, 2021. The decrease of $0.6 million during the three months ended June 30, 2022 was primarily due to the reversal of an obligation assumed in an acquisition that closed in fiscal year 2020.

Income Tax Benefit

Income tax benefit was $0.2 million during the three months ended June 30, 2022, compared to an income tax benefit of $0.5 million during the three months ended June 30, 2021. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Noncontrolling interest income was $0.2 million during the three months ended June 30, 2022, compared to $0.4 million during the three months ended June 30, 2021, which included a loss of $0.2 million from the operations of Sawtooth. The decrease during the three months ended June 30, 2022 was due primarily to lower income from certain recycling operations and water solutions operations during the three months ended June 30, 2022.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to certain refined products businesses within our Liquids Logistics segment as discussed below. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), income (loss) before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

Other than for certain businesses within our Liquids Logistics segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of certain businesses within our Liquids Logistics segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA. In our Crude Oil Logistics segment, we purchase certain crude oil barrels using the West Texas Intermediate (“WTI”) calendar month average (“CMA”) price and sell the crude oil barrels using the WTI CMA price plus the Argus CMA Differential Roll Component (“CMA Differential Roll”) per our contracts. To eliminate the volatility of the CMA Differential Roll, we entered into derivative instrument positions in January 2021 to secure a margin of approximately $0.20 per barrel on 1.5 million barrels per month from May 2021 through December 2023. Due to the nature of these positions, the cash flow and earnings recognized on a GAAP basis will differ from period to period depending on the current crude oil price and future estimated crude oil price which are valued utilizing third-party market quoted prices. We are recognizing in Adjusted EBITDA the gains and losses from the derivative instrument positions entered into in January 2021 to properly align with the physical margin we are hedging each month through the term of this transaction. This representation aligns with management’s evaluation of the transaction.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Net income (loss)	$23,106	$(134,502)
Less: Net income attributable to noncontrolling interests	(245)	(438)
Net income (loss) attributable to NGL Energy Partners LP	22,861	(134,940)
Interest expense	67,326	67,130
Income tax benefit	(172)	(450)
Depreciation and amortization	66,614	83,357
EBITDA	156,629	15,097
Net unrealized gains on derivatives	(56,902)	(16,264)
CMA Differential Roll net losses (gains) (1)	34,620	24,310
Inventory valuation adjustment (2)	(555)	1,218
Lower of cost or net realizable value adjustments	(9,286)	(3,806)
(Gain) loss on disposal or impairment of assets, net	(168)	67,538
Gain on early extinguishment of liabilities, net	(1,662)	(87)
Equity-based compensation expense	497	960
Acquisition expense (3)	—	67
Other (4)	703	2,068
Adjusted EBITDA	$123,876	$91,101

(1)    Adjustment to align, within Adjusted EBITDA, the net gains and losses of the Partnership’s CMA Differential Roll derivative instruments positions with the physical margin being hedged. See “Non-GAAP Financial Measures” section above for a further discussion.
(2)    Amount reflects the difference between the market value of the inventory at the balance sheet date and its cost. See “Non-GAAP Financial Measures” section above for a further discussion.
(3)    Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions.
(4)    Amounts represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized gains/losses on marketable securities and accretion expense for asset retirement obligations.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Depreciation and amortization per EBITDA table	$66,614	$83,357
Intangible asset amortization recorded to cost of sales	(68)	(73)
Depreciation and amortization of unconsolidated entities	(170)	(166)
Depreciation and amortization attributable to noncontrolling interests	284	984
Depreciation and amortization per unaudited condensed consolidated statements of operations	$66,660	$84,102

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Depreciation and amortization per EBITDA table	$66,614	$83,357
Amortization of debt issuance costs recorded to interest expense	4,178	3,744
Amortization of royalty expense recorded to operating expense	62	62
Depreciation and amortization of unconsolidated entities	(170)	(166)
Depreciation and amortization attributable to noncontrolling interests	284	984
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$70,968	$87,981

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Interest expense per EBITDA table	$67,326	$67,130
Interest expense attributable to unconsolidated entities	(15)	(17)
Interest expense attributable to noncontrolling interests	—	17
Interest expense per unaudited condensed consolidated statements of operations	$67,311	$67,130

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Three Months Ended June 30, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$53,605	$18,989	$26,640	$(11,971)	$87,263
Depreciation and amortization	49,848	11,754	3,381	1,677	66,660
Amortization recorded to cost of sales	—	—	68	—	68
Net unrealized gains on derivatives	(124)	(51,005)	(5,773)	—	(56,902)
CMA Differential Roll net losses (gains)	—	34,620	—	—	34,620
Inventory valuation adjustment	—	—	(555)	—	(555)
Lower of cost or net realizable value adjustments	—	1,567	(10,853)	—	(9,286)
Loss (gain) on disposal or impairment of assets, net	941	(1,260)	—	151	(168)
Equity-based compensation expense	—	—	—	497	497
Other income (expense), net	259	28	(93)	452	646
Adjusted EBITDA attributable to unconsolidated entities	825	—	(7)	44	862
Adjusted EBITDA attributable to noncontrolling interest	(532)	—	—	—	(532)
Other	225	385	93	—	703
Adjusted EBITDA	$105,047	$15,078	$12,901	$(9,150)	$123,876

	Three Months Ended June 30, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$7,583	$(11,581)	$(53,409)	$(11,927)	$(69,334)
Depreciation and amortization	62,981	12,409	6,967	1,745	84,102
Amortization recorded to cost of sales	—	—	73	—	73
Net unrealized losses (gains) on derivatives	3,566	(14,454)	(5,376)	—	(16,264)
CMA Differential Roll net losses (gains)	—	24,310	—	—	24,310
Inventory valuation adjustment	—	—	1,218	—	1,218
Lower of cost or net realizable value adjustments	—	(11)	(3,795)	—	(3,806)
Loss (gain) on disposal or impairment of assets, net	7,491	(42)	60,087	—	67,536
Equity-based compensation expense	—	—	—	960	960
Acquisition expense	—	—	—	67	67
Other income, net	612	196	363	78	1,249
Adjusted EBITDA attributable to unconsolidated entities	459	—	(10)	(55)	394
Adjusted EBITDA attributable to noncontrolling interest	(954)	—	(529)	—	(1,483)
Other	(227)	2,321	(15)	—	2,079
Adjusted EBITDA	$81,511	$13,148	$5,574	$(9,132)	$91,101

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are the cash flows from our operations, borrowings under our asset-based revolving credit facility (“ABL Facility”), debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities.

We believe that our anticipated cash flows from operations and the borrowing capacity under our ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowings also increase due to rising commodity prices.

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

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under our $600.0 million ABL Facility, which we believe will provide liquidity to operate our business and manage our working capital requirements. As part of our amended ABL Facility, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. We currently anticipate having minimal needs for acquisitions or expansion projects and expect to fund these items through cash flows from operations or borrowings under the ABL Facility. At June 30, 2022, $171.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $143.6 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

As of June 30, 2022, our current assets exceeded our current liabilities by approximately $356.9 million.

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

Repurchases

During the three months ended June 30, 2022, we repurchased $23.3 million of the 2023 Notes at a cash cost of $21.5 million (excluding payment of accrued interest).

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

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended June 30,
2022	$31,354	$15,367	$—	$—
2021	$24,135	$7,745	$—	$116

(1)    There were no acquisitions during the three months ended June 30, 2022 or 2021.
(2)    Amount for the three months ended June 30, 2021 relates to contributions made to unconsolidated entities. There were no other investments for the three months ended June 30, 2022.

Capital expenditures for the fiscal year ending March 31, 2023 are expected to be approximately $100 million.

Distributions Declared

The board of directors of our GP decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet the 4.75 to 1.00 total leverage ratio set forth within the indenture of the 2026 Senior Secured Notes. This resulted in the suspension of the quarterly common unit distributions, which began with the quarter ended December 31, 2020, and all preferred unit distributions, which began with the quarter ended March 31, 2021. The board of directors of our GP expects to evaluate the reinstatement of the common unit and all preferred unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses.

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

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Three Months Ended June 30,
Cash Flows Provided by (Used in):	2022	2021
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$139,586	$80,288
Changes in operating assets and liabilities	(137,100)	(85,451)
Operating activities	$2,486	$(5,163)
Investing activities	$(36,422)	$(42,875)
Financing activities	$30,930	$45,680

Operating Activities. The seasonality of our Liquids Logistics segment has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics segment, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash provided by operating activities during the three months ended June 30, 2022 was due primarily to increased earnings from operations and fluctuations in the value of accounts receivable, accounts payable and inventories during the three months ended June 30, 2022.

Investing Activities. Net cash used in investing activities was $36.4 million during the three months ended June 30, 2022, compared to net cash used in investing activities of $42.9 million during the three months ended June 30, 2021. The decrease in net cash used in investing activities was due primarily to:

•a $57.6 million decrease in payments to settle derivatives;
•proceeds of $6.9 million from certain asset sales during the three months ended June 30, 2022; and
•a decrease in capital expenditures from $46.8 million (includes payment of amounts accrued as of March 31, 2021) during the three months ended June 30, 2021 to $41.0 million (includes payment of amounts accrued as of March 31, 2022) during the three months ended June 30, 2022 due primarily to fewer expansion projects in our Water Solutions segment.

These decreases in net cash used in investing activities were partially offset by lower proceeds from the divestitures of business and investments as we received net proceeds (gross cash proceeds less the amount of cash sold, excluding accrued expenses) of $63.5 million from the sale of our interest in Sawtooth in June 2021.

Financing Activities. Net cash provided by financing activities was $30.9 million during the three months ended June 30, 2022, compared to net cash provided by financing activities of $45.7 million during the three months ended June 30, 2021. The decrease in net cash provided by financing activities was due primarily to:

•a decrease of $18.0 million in borrowings on the revolving credit facility (net of repayments) during the three months ended June 30, 2022; and
•an increase of $3.1 million paid in cash to repurchase a portion of our senior unsecured notes during the three months ended June 30, 2022.

These decreases in net cash provided by financing activities were partially offset by a decrease of $5.0 million in payments on other long-term debt as the Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth on June 18, 2021.

Supplemental Guarantor Information

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

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 of Regulation S-X to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. As a result of these amendments, parent company and co-issuer subsidiary obligations guaranteed by one or more consolidated subsidiaries are not required to provide separate financial statements, provided that each subsidiary issuer/guarantor is consolidated into the parent company’s consolidated financial statements, the parent company issues the obligations and the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and, subject to certain exceptions, summarized financial information. Accordingly, as permitted under Rule 13-01(a)(4)(vi), we have excluded summarized financial information for the Partnership because the assets, liabilities, and results of operations of NGL Energy Partners LP (parent), NGL Energy Finance Corp. and the Guarantor Subsidiaries are not materially different than the corresponding amounts in our consolidated financial statements, and we believe that such summarized financial information would be repetitive and would not provide incremental value to investors.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of our operations and the use of estimates made by management. We have identified certain more critical judgment areas in the application of our accounting policies that are most important to the portrayal of our consolidated financial position and results of operations. The application of these accounting policies, which requires subjective or complex judgments regarding estimates and projected outcomes of future events, and changes in these accounting policies, could have a material effect on our consolidated financial statements. There have been no material changes in the critical accounting estimates previously disclosed in our Annual Report.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At June 30, 2022, we had $171.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 4.84%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at June 30, 2022.

In addition, on and after certain dates, distributions for our Class B Preferred Units and Class C Preferred Units will be calculated using the applicable three-month LIBOR interest rate (or alternative rate as determined in the partnership agreement) plus a spread. For our Class B Preferred Units, distributions on and after July 1, 2022 began accumulating at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the partnership agreement) plus a spread of 7.213%. For our Class C Preferred Units, distributions on and after April 15, 2024 will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the partnership agreement) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the partnership agreement) plus a spread of 7.00% (“Class D Variable Rate”, as defined in the partnership agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

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

The following table summarizes the hypothetical impact on the June 30, 2022 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(1,880)
Crude oil (Crude Oil Logistics segment)	$(3,106)
Propane (Liquids Logistics segment)	$6,312
Butane (Liquids Logistics segment)	$(5,654)
Refined Products (Liquids Logistics segment)	$(1,997)
Other Products (Liquids Logistics segment)	$482
Canadian dollars (Liquids Logistics segment)	$161

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

At June 30, 2022, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

Fair Value

We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third parties.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2022. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of June 30, 2022, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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
10.1
Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

22.1
List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP (incorporated by reference to Exhibit 22.1 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and March 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 9, 2022		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 9, 2022		By:	/s/ Linda J. Bridges
Linda J. Bridges
Chief Financial Officer