Form 10-Q
period 2022-09-30
NGL Energy Partners LP
filed 2022-11-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

At November 4, 2022, there were 130,695,970 common units issued and outstanding.

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
•inflation, interest rates, and general economic conditions (including recessions and other future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);
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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2022	March 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,540	$3,822
Accounts receivable-trade, net of allowance for expected credit losses of $2,823 and $2,626, respectively	1,130,760	1,123,163
Accounts receivable-affiliates	9,580	8,591
Inventories	344,719	251,277
Prepaid expenses and other current assets	153,265	159,486
Total current assets	1,642,864	1,546,339
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $958,669 and $887,006, respectively	2,446,675	2,462,390
GOODWILL	744,439	744,439
INTANGIBLE ASSETS, net of accumulated amortization of $548,627 and $507,285, respectively	1,096,144	1,135,354
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,557	21,897
OPERATING LEASE RIGHT-OF-USE ASSETS	97,685	114,124
OTHER NONCURRENT ASSETS	64,803	45,802
Total assets	$6,114,167	$6,070,345
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$993,748	$1,084,837
Accounts payable-affiliates	70	73
Accrued expenses and other payables	150,529	140,719
Advance payments received from customers	25,567	7,934
Current maturities of long-term debt	2,482	2,378
Operating lease obligations	35,257	41,261
Total current liabilities	1,207,653	1,277,202
LONG-TERM DEBT, net of debt issuance costs of $36,783 and $42,988, respectively, and current maturities	3,448,431	3,350,463
OPERATING LEASE OBLIGATIONS	62,092	72,784
OTHER NONCURRENT LIABILITIES	104,133	104,346
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 130,827 and 130,827 notional units, respectively	(52,510)	(52,478)
Limited partners, representing a 99.9% interest, 130,695,970 and 130,695,970 common units issued and outstanding, respectively	428,865	401,486
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(440)	(308)
Noncontrolling interests	16,487	17,394
Total equity	740,761	714,453
Total liabilities and equity	$6,114,167	$6,070,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Water Solutions	$164,910	$136,210	$330,989	$266,436
Crude Oil Logistics	574,783	554,830	1,440,154	1,108,454
Liquids Logistics	1,269,754	1,063,097	2,735,687	1,867,902
Total Revenues	2,009,447	1,754,137	4,506,830	3,242,792
COST OF SALES:
Water Solutions	920	6,423	11,145	16,761
Crude Oil Logistics	514,199	498,089	1,336,569	1,035,346
Liquids Logistics	1,249,001	1,021,081	2,671,417	1,798,279
Total Cost of Sales	1,764,120	1,525,593	4,019,131	2,850,386
OPERATING COSTS AND EXPENSES:
Operating	84,158	69,019	156,018	134,803
General and administrative	16,628	11,450	33,385	27,224
Depreciation and amortization	68,118	69,563	134,778	153,665
Loss on disposal or impairment of assets, net	7,653	13,694	7,485	81,230
Operating Income (Loss)	68,770	64,818	156,033	(4,516)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	1,207	434	1,881	646
Interest expense	(68,297)	(68,495)	(135,608)	(135,625)
Gain on early extinguishment of liabilities, net	2,479	1,071	4,141	1,122
Other (expense) income, net	(15)	730	631	1,979
Income (Loss) Before Income Taxes	4,144	(1,442)	27,078	(136,394)
INCOME TAX (EXPENSE) BENEFIT	(537)	235	(365)	685
Net Income (Loss)	3,607	(1,207)	26,713	(135,709)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(97)	(330)	(342)	(768)
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$3,510	$(1,537)	$26,371	$(136,477)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(26,899)	$(27,236)	$(31,578)	$(187,128)
BASIC LOSS PER COMMON UNIT	$(0.21)	$(0.21)	$(0.24)	$(1.44)
DILUTED LOSS PER COMMON UNIT	$(0.21)	$(0.21)	$(0.24)	$(1.44)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	130,695,970	129,593,939	130,695,970	129,593,939
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	130,695,970	129,593,939	130,695,970	129,593,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$3,607	$(1,207)	$26,713	$(135,709)
Other comprehensive loss	(82)	(52)	(132)	(44)
Comprehensive income (loss)	$3,525	$(1,259)	$26,581	$(135,753)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Six Months Ended September 30, 2022
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2022	$(52,478)	14,385,642	$348,359	130,695,970	$401,486	$(308)	$17,394	$714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(975)	(975)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	497	—	—	497
Net (loss) income	(5)	—	—	—	22,866	—	245	23,106
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
BALANCES AT JUNE 30, 2022	(52,483)	14,385,642	348,359	130,695,970	424,849	(358)	16,664	737,031
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(274)	(274)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	479	—	—	479
Net (loss) income	(27)	—	—	—	3,537	—	97	3,607
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)
BALANCES AT SEPTEMBER 30, 2022	$(52,510)	14,385,642	$348,359	130,695,970	$428,865	$(440)	$16,487	$740,761

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Six Months Ended September 30, 2021
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCES AT MARCH 31, 2021	$(52,189)	14,385,642	$348,359	129,593,999	$582,784	$(266)	$69,471	$948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(444)	(444)
Sawtooth joint venture disposition	—	—	—	—	—	—	(51,097)	(51,097)
Equity issued pursuant to incentive compensation plan	—	—	—	—	960	—	—	960
Net (loss) income	(159)	—	—	—	(134,781)	—	438	(134,502)
Other comprehensive income	—	—	—	—	—	8	—	8
BALANCES AT JUNE 30, 2021	(52,348)	14,385,642	348,359	129,593,999	448,963	(258)	18,368	763,084
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(513)	(513)
Equity issued pursuant to incentive compensation plan	—	—	—	—	1,048	—	—	1,048
Net (loss) income	(27)	—	—	—	(1,510)	—	330	(1,207)
Other comprehensive loss	—	—	—	—	—	(52)	—	(52)
BALANCES AT SEPTEMBER 30, 2021	$(52,375)	14,385,642	$348,359	129,593,999	$448,501	$(310)	$18,185	$762,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$26,713	$(135,709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, including amortization of debt issuance costs	143,410	162,424
Gain on early extinguishment of liabilities, net	(4,141)	(1,122)
Non-cash equity-based compensation expense	976	(1,793)
Loss on disposal or impairment of assets, net	7,485	81,230
Change in provision for expected credit losses	(224)	96
Net adjustments to fair value of commodity derivatives	13,075	40,680
Equity in earnings of unconsolidated entities	(1,881)	(646)
Distributions of earnings from unconsolidated entities	2,567	2,009
Lower of cost or net realizable value adjustments	15,618	3,614
Other	63	721
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(6,576)	(137,210)
Inventories	(144,118)	(175,910)
Other current and noncurrent assets	(807)	24,631
Accounts payable-trade and affiliates	(90,380)	139,688
Other current and noncurrent liabilities	6,548	(10,548)
Net cash used in operating activities	(31,672)	(7,845)
INVESTING ACTIVITIES:
Capital expenditures	(93,963)	(77,808)
Net settlements of commodity derivatives	19,785	(65,688)
Proceeds from sales of assets	14,054	4,551
Proceeds from divestitures of businesses and investments, net	—	63,489
Investments in unconsolidated entities	(346)	(235)
Distributions of capital from unconsolidated entities	—	562
Net cash used in investing activities	(60,470)	(75,129)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	1,037,000	826,000
Payments on revolving credit facility	(866,000)	(684,000)
Repayment and repurchase of senior unsecured notes	(73,472)	(40,249)
Payments on other long-term debt	(1,273)	(6,169)
Debt issuance costs	(1,203)	(10,326)
Distributions to noncontrolling interest owners	(1,249)	(957)
Payments to settle contingent consideration liabilities	(941)	(623)
Principal payments of finance leases	(2)	—
Net cash provided by financing activities	92,860	83,676
Net increase in cash and cash equivalents	718	702
Cash and cash equivalents, beginning of period	3,822	4,829
Cash and cash equivalents, end of period	$4,540	$5,531
Supplemental cash flow information:
Cash interest paid	$129,000	$126,076
Income taxes paid (net of income tax refunds)	$2,170	$1,410
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$13,124	$13,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At September 30, 2022, our operations included three segments:

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

We have a deferred tax liability of $42.8 million and $43.5 million at September 30, 2022 and March 31, 2022, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the six months ended September 30, 2022 was $0.8 million with an effective tax rate of 27.4%. The deferred tax benefit recorded during the six months ended September 30, 2021 was $1.6 million with an effective tax rate of 23.1%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2022 or March 31, 2022.

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

Inventories consist of the following at the dates indicated:

	September 30, 2022	March 31, 2022
	(in thousands)
Propane	$117,736	$43,971
Butane	107,168	33,144
Crude oil	53,008	135,485
Biodiesel	43,992	20,474
Diesel	6,581	3,504
Ethanol	5,489	3,503
Other	10,745	11,196
Total	$344,719	$251,277

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	September 30, 2022	March 31, 2022
			(in thousands)
Water services and land company	Water Solutions	50%	$15,331	$15,714
Water services and land company	Water Solutions	10%	3,268	2,863
Water services and land company	Water Solutions	50%	2,009	2,210
Aircraft company (1)	Corporate and Other	50%	416	538
Water services company	Water Solutions	50%	409	409
Natural gas liquids terminal company	Liquids Logistics	50%	124	163
Total			$21,557	$21,897

(1)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2022	March 31, 2022
	(in thousands)
Linefill (1)	$53,772	$28,065
Minimum shipping fees - pipeline commitments (2)	6,764	8,899
Loan receivable (3)	—	3,147
Other	4,267	5,691
Total	$64,803	$45,802

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2022 and March 31, 2022, linefill consisted of 717,686 and 423,978 barrels of crude oil, respectively. The increase was due primarily to capitalizing additional crude oil barrels as a result of increased requirements by third-party owned pipelines. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 7). At September 30, 2022, the deficiency credit was $11.0 million, of which $4.2 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.
(3)    Represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party. During the six months ended September 30, 2022, we received payments totaling $3.1 million to extinguish this loan receivable and we recorded a loss of $0.2 million within loss on disposal or impairment of assets, net to write off the remaining balance.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2022	March 31, 2022
	(in thousands)
Accrued interest	$54,326	$56,104
Derivative liabilities	25,946	27,108
Product exchange liabilities	16,678	853
Excise and other tax liabilities	13,549	10,451
Accrued compensation and benefits	13,368	18,417
Other	26,662	27,786
Total	$150,529	$140,719

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective prospectively upon issuance through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of this ASU. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with the SOFR (as defined herein) benchmark (as discussed further in Note 6). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Weighted average common units outstanding during the period:
Common units - Basic	130,695,970	129,593,939	130,695,970	129,593,939
Common units - Diluted	130,695,970	129,593,939	130,695,970	129,593,939

For the three months and six months ended September 30, 2022 and 2021, all potential common units or convertible securities were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except unit and per unit amounts)
Net income (loss)	$3,607	$(1,207)	$26,713	$(135,709)
Less: Net income attributable to noncontrolling interests	(97)	(330)	(342)	(768)
Net income (loss) attributable to NGL Energy Partners LP	3,510	(1,537)	26,371	(136,477)
Less: Distributions to preferred unitholders (1)	(30,436)	(25,726)	(57,981)	(50,837)
Less: Net loss allocated to GP (2)	27	27	32	186
Net loss allocated to common unitholders	$(26,899)	$(27,236)	$(31,578)	$(187,128)
Basic loss per common unit	$(0.21)	$(0.21)	$(0.24)	$(1.44)
Diluted loss per common unit	$(0.21)	$(0.21)	$(0.24)	$(1.44)
Basic weighted average common units outstanding	130,695,970	129,593,939	130,695,970	129,593,939
Diluted weighted average common units outstanding	130,695,970	129,593,939	130,695,970	129,593,939

(1)    Includes cumulative distributions for the three months and six months ended September 30, 2022 and 2021 which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)    Net loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			September 30, 2022	March 31, 2022
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$174,342	$173,199
Pipeline and related facilities	30	-	40	265,641	265,643
Vehicles and railcars (1)	3	-	25	92,590	93,126
Water treatment facilities and equipment	3	-	30	2,102,400	2,040,687
Crude oil tanks and related equipment	2	-	30	237,468	236,805
Barges and towboats	5	-	30	145,623	138,778
Information technology equipment	3	-	7	38,286	48,664
Buildings and leasehold improvements	3	-	40	148,937	151,071
Land				100,179	100,038
Tank bottoms and linefill (2)				39,794	30,443
Other	3	-	20	12,211	15,252
Construction in progress				47,873	55,690
				3,405,344	3,349,396
Accumulated depreciation				(958,669)	(887,006)
Net property, plant and equipment				$2,446,675	$2,462,390

(1)    Includes a finance lease right-of-use asset of $0.1 million.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Depreciation expense	$48,806	$47,845	$95,857	$108,451
Capitalized interest expense	$241	$324	$490	$656

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended September 30, 2022	Six Months Ended September 30, 2022
	(in thousands)
Water Solutions	$9,258	$10,670
Crude Oil Logistics	(326)	(1,696)
Liquids Logistics	(3)	(3)
Corporate and Other	(520)	(520)
Total	$8,409	$8,451

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		September 30, 2022			March 31, 2022
Description	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	19.2	$1,200,919	$(465,908)	$735,011	$1,200,919	$(436,837)	$764,082
Customer commitments	21.8	192,000	(24,960)	167,040	192,000	(21,120)	170,880
Pipeline capacity rights	21.2	7,799	(2,297)	5,502	7,799	(2,167)	5,632
Rights-of-way and easements	31.4	92,081	(13,647)	78,434	91,664	(12,201)	79,463
Water rights	16.7	99,869	(23,428)	76,441	99,869	(20,404)	79,465
Executory contracts and other agreements	23.1	21,496	(4,099)	17,397	20,931	(3,014)	17,917
Non-compete agreements	0.6	7,000	(6,872)	128	7,000	(6,487)	513
Debt issuance costs (1)	3.4	23,352	(7,416)	15,936	22,202	(5,055)	17,147
Total amortizable		1,644,516	(548,627)	1,095,889	1,642,384	(507,285)	1,135,099
Non-amortizable:
Trade names		255	—	255	255	—	255
Total		$1,644,771	$(548,627)	$1,096,144	$1,642,639	$(507,285)	$1,135,354

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein). Debt issuance costs related to the fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2022	2021	2022	2021
	(in thousands)
Depreciation and amortization	$19,312	$21,718	$38,921	$45,214
Cost of sales	69	71	137	144
Interest expense	1,198	1,693	2,361	2,375
Operating expenses	61	61	123	123
Total	$20,640	$23,543	$41,542	$47,856

The following table summarizes expected amortization of our intangible assets at September 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (six months)	$41,224
2024	76,053
2025	67,833
2026	64,938
2027	60,268
2028	57,415
Thereafter	728,158
Total	$1,095,889

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2022			March 31, 2022
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(30,598)	$2,019,402	$2,050,000	$(35,140)	$2,014,860
Asset-based revolving credit facility (“ABL Facility”)	287,000	—	287,000	116,000	—	116,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	399,342	(1,088)	398,254	475,702	(1,873)	473,829
6.125% Notes due 2025 (“2025 Notes”)	380,020	(2,035)	377,985	380,020	(2,456)	377,564
7.500% Notes due 2026 (“2026 Notes”)	330,902	(3,008)	327,894	332,402	(3,460)	328,942
Other long-term debt	40,432	(54)	40,378	41,705	(59)	41,646
	3,487,696	(36,783)	3,450,913	3,395,829	(42,988)	3,352,841
Less: Current maturities	2,482	—	2,482	2,378	—	2,378
Long-term debt	$3,485,214	$(36,783)	$3,448,431	$3,393,451	$(42,988)	$3,350,463

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

Compliance

At September 30, 2022, we were in compliance with the covenants under the Indenture.

ABL Facility

The ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial commitments under the ABL Facility were $500.0 million. On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. In addition, the sub-limit for letters of credit was increased to $250.0 million and the LIBOR benchmark was replaced with an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the interest rate benchmark. The ABL Facility is secured by a lien on

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At September 30, 2022, $287.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $142.8 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

At September 30, 2022, the borrowings under the ABL Facility had a weighted average interest rate of 6.63% calculated as the prime rate of 6.25% plus a margin of 2.00% on the alternate base borrowings and the weighted average SOFR of 2.74% plus a margin of 3.00% for the SOFR borrowings. On September 30, 2022, the interest rate in effect on letters of credit was 3.00%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At September 30, 2022, no Cash Dominion Event had occurred.

Compliance

At September 30, 2022, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, which mature on November 1, 2023, the 2025 Notes, which mature on March 1, 2025 and the 2026 Notes, which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended September 30, 2022	Six Months Ended September 30, 2022
	(in thousands)
2023 Notes
Notes repurchased	$53,100	$76,360
Cash paid (excluding payments of accrued interest)	$50,834	$72,351
Gain on early extinguishment of debt (1)	$2,115	$3,777

2026 Notes
Notes repurchased	$1,500	$1,500
Cash paid (excluding payments of accrued interest)	$1,121	$1,121
Gain on early extinguishment of debt (2)	$364	$364

(1)    Gain on early extinguishment of debt for the three months and six months ended September 30, 2022 is inclusive of the write-off of debt issuance costs of $0.1 million and $0.2 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statements of operations.
(2)    Gain on early extinguishment of debt for the three months and six months ended September 30, 2022 is inclusive of the write-off of debt issuance costs of less than $0.1 million and less than $0.1 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statements of operations.

Compliance

At September 30, 2022, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Long-term Debt

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $40.4 million at September 30, 2022. The loan matures on November 1, 2027.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2022:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2023 (six months)	$—	$—	$—	$1,104	$1,104
2024	—	—	399,342	2,816	402,158
2025	—	—	380,020	3,068	383,088
2026	2,050,000	287,000	—	3,343	2,340,343
2027	—	—	330,902	3,642	334,544
2028	—	—	—	26,459	26,459
Total	$2,050,000	$287,000	$1,110,264	$40,432	$3,487,696

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $3.0 million and $3.1 million during the three months ended September 30, 2022 and 2021, respectively, and $6.0 million and $6.1 million during the six months ended September 30, 2022 and 2021, respectively.

The following table summarizes expected amortization of debt issuance costs at September 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (six months)	$5,937
2024	11,460
2025	10,805
2026	8,529
2027	46
2028	6
Total	$36,783

Note 7—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (the “December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

claim of quantum meruit damages. The date for a new trial, to be limited to the quantum meruit claim, has been set by the trial court for February 6, 2023. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our GP once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of September 30, 2022, we have accrued $2.5 million related to this matter.

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

Environmental Matters

At September 30, 2022, we have an environmental liability, measured on an undiscounted basis, of $1.7 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

The following table summarizes changes in our asset retirement obligation, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Balance at March 31, 2022	$29,941
Liabilities incurred	1,817
Liabilities associated with disposed assets (1)	(747)
Liabilities settled	(170)
Accretion expense	1,287
Balance at September 30, 2022	$32,128

(1)    Relates to the sale of three saltwater disposal wells and other long-lived assets within our Water Solutions business.

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

The following table summarizes future minimum throughput payments under these agreements at September 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (six months)	$19,142
2024	38,495
2025	33,588
Total	$91,225

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At September 30, 2022, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
2023 (six months)	$167,753	2,023	$12,313	13,458
2024	—	—	7,367	8,904
2025	—	—	2,829	3,486
2026	—	—	1,982	2,730
2027	—	—	1,808	2,520
Total	$167,753	2,023	$26,299	31,098

Index-Price Commodity Purchase Commitments:
2023 (six months)	$2,292,486	30,384	$655,856	633,211
2024	1,971,489	29,508	102,413	126,578
2025	1,428,772	22,775	5,257	10,501
2026	598,823	10,410	—	—
Total	$6,291,570	93,077	$763,526	770,290

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2022, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
2023 (six months)	$169,832	2,023	$269,670	196,843
2024	—	—	17,794	18,039
2025	—	—	2,879	3,062
2026	—	—	2,034	2,711
2027	—	—	1,852	2,520
Total	$169,832	2,023	$294,229	223,175

Index-Price Commodity Sale Commitments:
2023 (six months)	$1,643,082	23,265	$662,619	563,416
2024	765,660	10,858	26,087	24,379
2025	671,133	10,220	—	—
2026	24,901	390	—	—
Total	$3,104,776	44,733	$688,706	587,795

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $42.2 million of our prepaid expenses and other current assets and $25.9 million of our accrued expenses and other payables at September 30, 2022.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at September 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (six months)	$5,683
2024	8,657
2025	3,574
2026	1,209
2027	1,195
2028	1,195
Thereafter	4,168
Total	$25,681

As part of the acquisition of Hillstone Environmental Partners, LLC, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility. This agreement expires on December 31, 2022. For the three months and six months ended September 30, 2022, we recorded $0.4 million and $0.8 million, respectively, and for the three months and six months ended September 30, 2021, we recorded $0.6 million and $1.2 million, respectively, within operating expense in our unaudited condensed consolidated statements of operations. At September 30, 2022, the range of potential payments we could be obligated to make pursuant to the subsidy agreement could be from $0.0 million to $0.8 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At September 30, 2022, we owned 8.69% of our GP.

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

Class B Preferred Units

As of September 30, 2022, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

On July 1, 2022, the Class B Preferred Units distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month LIBOR interest rate (2.29% for the quarter ended September 30, 2022) plus a spread of 7.21%. For the quarter ended September 30, 2022, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for September 30, 2022 is $0.5936 and the cumulative distribution since suspension for each Class B Preferred Unit is $3.9686. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2022 is $53.2 million.

Class C Preferred Units

As of September 30, 2022, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended September 30, 2022, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for September 30, 2022 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $4.2109. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2022 is $8.1 million.

Class D Preferred Units

As of September 30, 2022, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The current distribution rate for the Class D Preferred Units increased on July 1, 2022 from 9.00% to 10.00% per year per unit (equal to $100.00 per every $1,000 in unit value per year), and includes an additional 1.50% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as defined within the amended and restated limited partnership agreement. For the quarter ended September 30, 2022, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at September 30, 2022 is $29.92 and the average cumulative distribution since suspension for each Class D Preferred unit is $192.50. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2022 is $124.6 million.

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

The following table summarizes the Service Award activity during the six months ended September 30, 2022:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested Service Award units at March 31, 2022	2,188,800	$2.15
Units forfeited	(99,000)	$2.15
Unvested Service Award units at September 30, 2022	2,089,800	$2.15

As the LTIP expired on May 10, 2021, we had no common units available for grant for the six months ended September 30, 2022.

As of September 30, 2022, there are 1,393,075 unvested Service Award units which are expected to vest during the fiscal year ending March 31, 2023 and 696,725 unvested Service Award units which are expected to vest during the fiscal year ending March 31, 2024. Also, any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

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

During the three months ended September 30, 2022 and 2021, we recorded compensation expense related to Service Award units of $0.5 million and $1.0 million, respectively. During the six months ended September 30, 2022 and 2021, we recorded compensation expense related to Service Award units of $1.0 million and $2.0 million, respectively.

For the unvested Service Award units at September 30, 2022, we had estimated future expense of $2.0 million which we expect to record during the fiscal year ending March 31, 2023 and $1.2 million which we expect to record during the fiscal year ending March 31, 2024.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2022		March 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$81,175	$(17,622)	$73,353	$(47,585)
Level 2 measurements	47,456	(27,216)	51,968	(27,372)
	128,631	(44,838)	125,321	(74,957)

Netting of counterparty contracts (1)	(18,955)	18,955	(47,585)	47,585
Net cash collateral (held) provided	(43,341)	(315)	839	—
Commodity derivatives	$66,335	$(26,198)	$78,575	$(27,372)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2022	March 31, 2022
	(in thousands)
Prepaid expenses and other current assets	$66,335	$78,575
Accrued expenses and other payables	(25,946)	(27,108)
Other noncurrent liabilities	(252)	(264)
Net commodity derivative asset	$40,137	$51,203

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2022:
Crude oil fixed-price (1)	October 2022–December 2023	(117)	$56,702
Propane fixed-price (1)	October 2022–March 2024	1,199	(10,253)
Refined products fixed-price (1)	October 2022–September 2023	(361)	2,698
Butane fixed-price (1)	October 2022–December 2023	(731)	11,755
Other	October 2022–August 2024		22,891
			83,793
Net cash collateral held			(43,656)
Net commodity derivative asset			$40,137

At March 31, 2022:
Crude oil fixed-price (1)	April 2022–December 2023	(1,330)	$35,662
Propane fixed-price (1)	April 2022–December 2023	184	3,785
Refined products fixed-price (1)	April 2022–December 2022	685	(6,063)
Butane fixed-price (1)	April 2022–December 2023	(268)	(1,711)
Other	April 2022–March 2023		18,691
			50,364
Net cash collateral provided			839
Net commodity derivative asset			$51,203

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended September 30, 2022 and 2021, we recorded net gains of $28.0 million and $16.0 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2022 and 2021, we recorded net losses of $13.1 million and $40.7 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2022, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At September 30, 2022, we had $287.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 6.63%.

On July 1, 2022, the Class B Preferred Units distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month LIBOR interest rate (2.29% for the quarter ended September 30, 2022) plus a spread of 7.21%.

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

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2022 (in thousands):

Senior Secured Notes:
2026 Senior Secured Notes	$1,818,521
Senior Unsecured Notes:
2023 Notes	$385,365
2025 Notes	$305,758
2026 Notes	$247,901

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

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$129,046	$101,892	$246,272	$200,189
Sale of recovered crude oil	27,472	17,182	65,921	30,983
Sale of water	3,365	11,570	9,173	24,852
Other service revenues	5,027	5,566	9,623	10,412
Total Water Solutions revenues	164,910	136,210	330,989	266,436
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	551,394	536,067	1,399,170	1,071,496
Crude oil transportation and other	22,812	18,813	43,407	37,262
Non-Topic 606 revenues	1,827	2,120	3,686	4,365
Elimination of intersegment sales	(1,250)	(2,170)	(6,109)	(4,669)
Total Crude Oil Logistics revenues	574,783	554,830	1,440,154	1,108,454
Liquids Logistics:
Topic 606 revenues
Refined products	635,703	444,268	1,384,334	837,377
Propane sales	198,783	219,297	420,578	379,700
Butane sales	151,716	167,337	352,192	285,877
Other product sales	160,641	139,566	314,983	253,896
Service revenues	3,661	3,065	6,643	8,488
Non-Topic 606 revenues	119,250	89,581	256,957	103,888
Elimination of intersegment sales	—	(17)	—	(1,324)
Total Liquids Logistics revenues	1,269,754	1,063,097	2,735,687	1,867,902
Total revenues	$2,009,447	$1,754,137	$4,506,830	$3,242,792

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Depreciation and Amortization:
Water Solutions	$51,388	$50,731	$101,298	$113,774
Crude Oil Logistics	11,775	12,454	23,529	24,863
Liquids Logistics	3,465	4,758	6,914	11,803
Corporate and Other	5,814	6,500	11,669	11,984
Total	$72,442	$74,443	$143,410	$162,424

Operating Income (Loss):
Water Solutions	$47,128	$32,772	$100,733	$40,355
Crude Oil Logistics	32,927	28,231	51,916	16,650
Liquids Logistics	1,653	11,461	28,293	(41,948)
Corporate and Other	(12,938)	(7,646)	(24,909)	(19,573)
Total	$68,770	$64,818	$156,033	$(4,516)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Water Solutions	$40,862	$33,591	$81,697	$60,553
Crude Oil Logistics	2,144	1,008	6,277	1,471
Liquids Logistics	2,419	2,516	3,805	6,060
Corporate and Other	383	252	750	1,163
Total	$45,808	$37,367	$92,529	$69,247

The following tables summarize long-lived assets, net (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	September 30, 2022	March 31, 2022
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,933,432	$2,970,911
Crude Oil Logistics	1,038,836	1,050,546
Liquids Logistics (1)	370,347	385,783
Corporate and Other	42,328	49,067
Total	$4,384,943	$4,456,307

(1)    Includes $15.9 million and $17.1 million of non-US long-lived assets at September 30, 2022 and March 31, 2022, respectively.

	September 30, 2022	March 31, 2022
	(in thousands)
Total assets:
Water Solutions	$3,106,215	$3,130,659
Crude Oil Logistics	1,917,130	1,952,048
Liquids Logistics (1)	1,041,099	888,927
Corporate and Other	49,723	98,711
Total	$6,114,167	$6,070,345

(1)    Includes $66.9 million and $40.2 million of non-US total assets at September 30, 2022 and March 31, 2022, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Purchases from equity method investees	$381	$350	$879	$541
Purchases from entities affiliated with management	$—	$18	$—	$88

Accounts receivable from affiliates consist of the following at the dates indicated:

	September 30, 2022	March 31, 2022
	(in thousands)
NGL Energy Holdings LLC	$9,118	$8,483
Equity method investees	462	107
Entities affiliated with management	—	1
Total	$9,580	$8,591

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts payable to affiliates consist of the following at the dates indicated:

	September 30, 2022	March 31, 2022
	(in thousands)
Equity method investees	$69	$27
Entities affiliated with management	1	46
Total	$70	$73

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of September 30, 2022, the outstanding balance of the loan is approximately $2.4 million. Payments are made monthly, reducing the outstanding balance, and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of September 30, 2022, no accrual has been recorded related to this guarantee.

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in the scope of ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of September 30, 2022.

The majority of our revenue agreements are in the scope of ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of Topics 845 and 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $13.5 million of net losses related to changes in the mark-to-market value of these contracts recorded during the six months ended September 30, 2022.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (six months)	$67,683
2024	85,363
2025	75,486
2026	17,367
2027	3,853
2028	1,269
Thereafter	803
Total	$251,824

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	September 30, 2022	March 31, 2022
	(in thousands)
Accounts receivable from contracts with customers	$523,911	$605,384
Contract assets (current)	$1,668	$—

Contract liabilities balance at March 31, 2022	$7,667
Payment received and deferred	39,506
Payment recognized in revenue	(21,905)
Contract liabilities balance at September 30, 2022	$25,268

Note 13—Leases

Lessee Accounting

Our operating lease activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost (1)	$13,482	$15,020	$27,160	$30,294
Variable lease cost (1)	7,562	5,023	14,590	10,253
Short-term lease cost (1)	54	89	148	159
Finance lease cost
Amortization of right-of-use asset (2)	1	—	1	—
Interest on lease obligation (3)	2	—	2	—
Total lease cost	$21,101	$20,132	$41,901	$40,706

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

The following table summarizes maturities of our lease obligations at September 30, 2022 (in thousands):

	Operating	Finance
Fiscal Year Ending March 31,	Leases	Lease (1)
2023 (six months)	$21,882	$14
2024	32,505	28
2025	19,751	28
2026	8,703	28
2027	4,643	28
2028	4,405	10
Thereafter	34,436	—
Total lease payments	126,325	136
Less imputed interest	(28,976)	(37)
Total lease obligations	$97,349	$99

(1)    At September 30, 2022, the finance lease liability of less than $0.1 million for the short-term finance lease obligation is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$27,074	$30,267
Operating cash outflows from finance lease	$2	$—
Financing cash outflows from finance lease	$2	$—

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$7,846	$10,386
Finance lease	$102	$—

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2022 and 2021, fixed rental revenue was $3.3 million, which includes $0.9 million of sublease revenue, and $3.2 million, which includes $0.3 million of sublease revenue, respectively. During the six months ended September 30, 2022 and 2021, fixed rental revenue was $6.8 million, which includes $1.1 million of sublease revenue and $6.5 million, which includes $0.7 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at September 30, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (six months)	$5,647
2024	15,277
2025	4,308
2026	4,017
2027	4,017
2028	4,015
Total	$37,281

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

We group our financial assets into pools of counterparties with similar risk characteristics for the purpose of determining the allowance for expected credit losses. Each reporting period, we assess whether a significant change in the risk of expected credit loss has occurred. Among the quantitative and qualitative factors considered in calculating our allowance for expected credit losses are historical financial data, including write-offs and allowances, current conditions, industry risk and current credit ratings. Financial assets will be written off in whole, or in part, when practical recovery efforts have been exhausted and no reasonable expectation of recovery exists. Subsequent recoveries of amounts previously written off are recorded as an increase to the allowance for expected credit losses. We manage receivable pools using past due balances as a key credit quality indicator.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2022	$2,626	$458
Change in provision for expected credit losses	234	(458)
Write-offs charged against the provision	(37)	—
Balance at September 30, 2022	$2,823	$—

Note 15—Other Matters

Third-party Loan Receivable

As previously disclosed, we had an outstanding loan receivable, including accrued interest, associated with our interest in a facility that was utilized by a third-party. Due to the bankruptcy of the third-party, we wrote down the remaining outstanding balance to what we expected to collect as an unsecured claim. At March 31, 2022, the outstanding balance of our unsecured claim was $0.6 million, net of an allowance for an expected credit loss, which was recorded within prepaid expenses and other current assets in our consolidated balance sheet. During the three months ended June 30, 2022, we received $1.0 million to settle our unsecured claim and we reversed the allowance for the expected credit loss.

Note 16—Subsequent Events

During November 2022, we repurchased $12.0 million of the 2023 Notes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2022. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 6, 2022.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At September 30, 2022, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

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

Seismic Activity

The subsurface injection of produced water for disposal has been associated with recent induced seismic events in Texas and New Mexico. While these events have been relatively low magnitude, industry and relevant state regulators are, nevertheless, taking proactive measures to attempt to prevent similar induced seismic events. More specifically, we are engaged in various collaborative industry efforts with other disposal operators and relevant state regulatory agencies, working to collect and review data, enhance understanding of regional fault systems, and ultimately develop and implement appropriate longer-term mitigation strategies. As part of this effort, we have implemented reductions in injected volumes at certain facilities, and where appropriate have temporarily shut-in facilities. To date, due to the capacity of our integrated system in the affected areas, the diverse locations of our disposal facilities, and the connectivity of our system, our ability to dispose of produced water has not been materially impacted by these actions.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues	$2,009,447	$1,754,137	$4,506,830	$3,242,792
Cost of sales	1,764,120	1,525,593	4,019,131	2,850,386
Operating expenses	84,158	69,019	156,018	134,803
General and administrative expense	16,628	11,450	33,385	27,224
Depreciation and amortization	68,118	69,563	134,778	153,665
Loss on disposal or impairment of assets, net	7,653	13,694	7,485	81,230
Operating income (loss)	68,770	64,818	156,033	(4,516)
Equity in earnings of unconsolidated entities	1,207	434	1,881	646
Interest expense	(68,297)	(68,495)	(135,608)	(135,625)
Gain on early extinguishment of liabilities, net	2,479	1,071	4,141	1,122
Other (expense) income, net	(15)	730	631	1,979
Income (loss) before income taxes	4,144	(1,442)	27,078	(136,394)
Income tax (expense) benefit	(537)	235	(365)	685
Net income (loss)	3,607	(1,207)	26,713	(135,709)
Less: Net income attributable to noncontrolling interests	(97)	(330)	(342)	(768)
Net income (loss) attributable to NGL Energy Partners LP	$3,510	$(1,537)	$26,371	$(136,477)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions, dispositions and other transactions. Our results of operations for the three months and six months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2023.

Recent Developments

Repurchases of Senior Unsecured Notes

During the three months ended September 30, 2022, we repurchased $53.1 million of the 7.5% senior unsecured notes due 2023 (“2023 Notes”) and $1.5 million of the 7.5% senior unsecured notes due 2026 (“2026 Notes”).

Acquisitions and Dispositions

The following transaction impacted the comparability of our results of operations between our current and prior fiscal years.

•On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth Caverns, LLC (“Sawtooth”) to a group of buyers.

Subsequent Events

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to September 30, 2022.

Segment Operating Results for the Three Months Ended September 30, 2022 and 2021

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$126,295	$98,457	$27,838
Sale of recovered crude oil	27,472	17,182	10,290
Recycled water	2,962	3,136	(174)
Other revenues	8,181	17,435	(9,254)
Total revenues	164,910	136,210	28,700
Expenses:
Cost of sales-excluding impact of derivatives	1,964	6,983	(5,019)
Derivative gain	(1,044)	(560)	(484)
Operating expenses	55,539	42,465	13,074
General and administrative expenses	961	1,918	(957)
Depreciation and amortization expense	51,327	50,670	657
Loss on disposal or impairment of assets, net	9,035	1,962	7,073
Total expenses	117,782	103,438	14,344
Segment operating income	$47,128	$32,772	$14,356

Produced water processed (barrels per day)
Delaware Basin	1,986,585	1,485,087	501,498
Eagle Ford Basin	112,337	95,728	16,609
DJ Basin	153,766	149,426	4,340
Other Basins	13,150	30,142	(16,992)
Total	2,265,838	1,760,383	505,455
Recycled water (barrels per day)	93,898	67,027	26,871
Total (barrels per day)	2,359,736	1,827,410	532,326
Skim oil sold (barrels per day)	3,216	2,821	395
Service fees for produced water processed ($/barrel) (1)	$0.61	$0.61	$—
Recovered crude oil for produced water processed ($/barrel) (1)	$0.13	$0.11	$0.02
Operating expenses for produced water processed ($/barrel) (1)	$0.27	$0.26	$0.01

(1)    Total produced water barrels processed during the three months ended September 30, 2022 and 2021 were 208,457,135 and 161,955,202, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in produced water volumes processed as a result of increased crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin, as well as an increase in payments made by certain producers for committed volumes not delivered. Service fees for produced water processed ($/barrel) also benefited from these deficiency payments.

Recovered Crude Oil Revenues. The increase was due primarily to higher volumes of skim oil sold due to increased produced water processed as well as higher crude oil prices realized. This was offset by lower skim oil volumes per barrel of produced water processed.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to lower pricing for recycled water driven by an increase in supply of produced water available for recycling. This was offset by increasing demand for water to be used in completions, driven by an increase in drilling and completion activity primarily in the Delaware Basin, and our customers transition from brackish non-potable water to recycled water.

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

Derivative Gain. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended September 30, 2022, we had $4.3 million of net unrealized gains on derivatives and $3.3 million of net realized losses on derivatives. During the three months ended September 30, 2021, we had $2.1 million of net realized gains on derivatives and $1.5 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility, royalty and chemical expenses as a result of the increase in produced water volumes processed. Utility, royalty and chemical expenses, which are three of our largest variable expenses, were not impacted by the rise in inflation due to negotiated long-term utility contracts with fixed rates, royalty contracts with no escalation clauses and a fixed chemical expense per barrel with our chemical provider. The increase was also due to higher repairs and maintenance expense due to timing of repairs and the operation of temporary booster stations, higher incentive compensation expense and higher severance taxes due to the increase in revenue from recovered crude oil.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure. This increase was partially offset by certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2022 and six months ended September 30, 2022.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2022, we recorded an impairment charge of $8.0 million to write down the value of an inactive saltwater disposal facility and equipment at another saltwater disposal facility. We also recorded a net loss of $1.1 million primarily related to the abandonment of certain capital projects and the sale and retirement of certain other miscellaneous assets. During the three months ended September 30, 2021, we recorded a net loss of $2.0 million primarily related to abandonment of certain capital projects and the sale of certain other miscellaneous assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$551,394	$536,067	$15,327
Crude oil transportation and other	24,639	20,933	3,706
Total revenues (1)	576,033	557,000	19,033
Expenses:
Cost of sales-excluding impact of derivatives	543,263	499,159	44,104
Derivative (gain) loss	(27,814)	1,100	(28,914)
Operating expenses	14,934	14,196	738
General and administrative expenses	1,244	1,874	(630)
Depreciation and amortization expense	11,775	12,454	(679)
Gain on disposal or impairment of assets, net	(296)	(14)	(282)
Total expenses	543,106	528,769	14,337
Segment operating income	$32,927	$28,231	$4,696

Crude oil sold (barrels)	5,839	7,518	(1,679)
Crude oil transported on owned pipelines (barrels)	6,600	7,337	(737)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,501	1,501	—
Crude oil inventory (barrels) (2)	660	1,249	(589)
Crude oil sold ($/barrel)	$94.433	$71.304	$23.129
Cost per crude oil sold ($/barrel) (3)	$93.040	$66.395	$26.645
Crude oil product margin ($/barrel) (3)	$1.393	$4.909	$(3.516)

(1)    Revenues include $1.3 million and $2.2 million of intersegment sales during the three months ended September 30, 2022 and 2021, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2022 and September 30, 2021, respectively. The decrease in crude oil inventory was due primarily to capitalizing additional crude oil barrels as linefill as a result of increased requirements.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This was offset by a reduction in sales volumes primarily due to lower production in the DJ Basin and increased buy/sell transactions during the quarter ended September 30, 2022. Buy/sell transactions are transactions in which we purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

Crude Oil Transportation and Other Revenues. The increase was primarily due to an increase in charter days and day rates within our marine transportation business due to increased demand.

During the three months ended September 30, 2022, physical volumes on the Grand Mesa Pipeline averaged approximately 72,000 barrels per day, compared to approximately 80,000 barrels per day for the three months ended September 30, 2021 (volume amounts are from both internal and external parties). Both contracted and non-contracted volumes decreased as overall production in the DJ Basin declined in part due to producer permitting issues.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Derivative (Gain) Loss. Our cost of sales during the three months ended September 30, 2022 included $23.2 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $4.6 million of net unrealized gains on derivatives. The amount for the three months ended September 30, 2022 includes net realized gains of $8.8 million and net unrealized gains of $6.5 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the three months ended September 30, 2021 included $8.3 million of net realized losses on derivatives, driven by the increase in crude oil prices, and $7.2 million of net unrealized gains on derivatives. The amount for the three months ended September 30, 2021 includes net realized losses of $14.6 million and net unrealized gains of $14.5 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Product Margin. The decrease in product margin was primarily due to the sale of higher priced inventory into a market in which prices are declining. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin. This decrease was offset by higher contracted rates with certain producers as well as increased differentials on certain other sales contracts.

Operating and General and Administrative Expenses. The increase was primarily related to higher incentive compensation costs and higher ad valorem tax expense, which were offset by the sale of the trucking business during the three months ended March 31, 2022.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our trucking assets during the three months ended March 31, 2022.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2022, we recorded a net gain of $0.3 million primarily due to disposals and retirements of certain assets. During the three months ended September 30, 2021, we recorded a net gain of less than $0.1 million due to the disposal of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$635,758	$444,294	$191,464
Cost of sales-excluding impact of derivatives	629,166	441,628	187,538
Derivative (gain) loss	(479)	425	(904)
Product margin	7,071	2,241	4,830

Propane sales:
Revenues (1)	199,536	220,053	(20,517)
Cost of sales-excluding impact of derivatives	198,046	210,775	(12,729)
Derivative loss (gain)	12,750	(14,714)	27,464
Product (loss) margin	(11,260)	23,992	(35,252)

Butane sales:
Revenues (1)	152,213	167,717	(15,504)
Cost of sales-excluding impact of derivatives	159,484	153,747	5,737
Derivative (gain) loss	(10,791)	13,829	(24,620)
Product margin	3,520	141	3,379

Other product sales:
Revenues-excluding impact of derivatives (1)	285,742	207,522	78,220
Cost of sales-excluding impact of derivatives	269,529	212,373	57,156
Derivative gain	(614)	(16,058)	15,444
Product margin	16,827	11,207	5,620

Service revenues:
Revenues (1)	4,946	5,033	(87)
Cost of sales	351	598	(247)
Product margin	4,595	4,435	160

Expenses:
Operating expenses	13,685	12,358	1,327
General and administrative expenses	1,967	1,765	202
Depreciation and amortization expense	3,396	4,686	(1,290)
Loss on disposal or impairment of assets, net	52	11,746	(11,694)
Total expenses	19,100	30,555	(11,455)
Segment operating income	$1,653	$11,461	$(9,808)

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)	167,559	169,087	(1,528)

Refined products sold (gallons)	186,031	196,932	(10,901)
Refined products sold ($/gallon)	$3.417	$2.256	$1.161
Cost per refined products sold ($/gallon) (3)	$3.382	$2.243	$1.139
Refined products product margin ($/gallon) (3)	$0.035	$0.013	$0.022
Refined products inventory (gallons) (2)	1,990	2,576	(586)

Propane sold (gallons)	169,775	180,322	(10,547)
Propane sold ($/gallon)	$1.175	$1.220	$(0.045)
Cost per propane sold ($/gallon) (3)	$1.167	$1.169	$(0.002)
Propane product margin ($/gallon) (3)	$0.008	$0.051	$(0.043)
Propane inventory (gallons) (2)	101,880	98,429	3,451

Butane sold (gallons)	111,551	124,881	(13,330)
Butane sold ($/gallon)	$1.365	$1.343	$0.022
Cost per butane sold ($/gallon) (3)	$1.430	$1.231	$0.199
Butane product (loss) margin ($/gallon) (3)	$(0.065)	$0.112	$(0.177)
Butane inventory (gallons) (2)	84,928	75,500	9,428

Other products sold (gallons)	104,979	97,310	7,669
Other products sold ($/gallon)	$2.722	$2.133	$0.589
Cost per other products sold ($/gallon) (3)	$2.567	$2.182	$0.385
Other products product margin (loss) ($/gallon) (3)	$0.155	$(0.049)	$0.204
Other products inventory (gallons) (2)	33,653	17,465	16,188

(1)    Revenue includes less than $0.1 million of intersegment sales during the three months ended September 30, 2021 that is eliminated in our unaudited condensed consolidated statement of operations.
(2)    Information is presented as of September 30, 2022 and September 30, 2021, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increase in refined products prices. This was offset by a decrease in volumes primarily related to tighter supply in certain markets.

Refined Products Derivative (Gain) Loss. Our refined products margin during the three months ended September 30, 2022 included a realized gain of $0.5 million and the three months ended September 30, 2021 included a realized loss of $0.4 million.

Refined Products product margins increased during the three months ended September 30, 2022 due to higher demand in several markets that were experiencing tighter supply as well as being positioned from a supply and inventory perspective during the continued period of extreme volatility in commodity prices.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due to steadily falling propane market prices during the three months ended September 30, 2022, compared to rising prices during the three months ended September 30, 2021. Propane prices have declined along with the decline in global energy prices as a result of the increase in interest rates to curb inflation and the overall concerns in the economy about a potential recession, as well as due to an increase in days of domestic supply available, combined with lower forecasted demand. Sales volumes decreased due to the decommissioning of a critical underground storage facility in the Midwest in April 2022. We expect the volume previously sold at this facility will be partially replaced by redirecting customers to other facilities and by transloading product from railcars to trucks. Additionally, sales volumes also decreased as we tapered our summer product purchases to more closely align with expected future inventory and sales needs, resulting in decreased excess summer volumes purchased and sold during the current year compared to prior year.

Propane Derivative Loss (Gain). Our wholesale cost of propane sales during the three months ended September 30, 2022 included net unrealized losses of $11.9 million on derivatives and $0.8 million of net realized losses on derivatives.

During the three months ended September 30, 2021, our wholesale cost of propane sales included $21.8 million of net unrealized gains on derivatives and $7.1 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, decreased as a result of decreasing market prices as the cost of sales applied to lower priced spot volumes sold were based on inventory purchased in a higher price environment. As we replace our current inventory with inventory purchased in a lower price environment, we expect margin to increase as we realize the margin associated with our forward fixed-priced sales contracts.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decrease in revenues was due to lower prices and weaker demand for the product, especially exports. Export economics began to soften during the three months ended June 30, 2022, which led to lower domestic prices as less product was being moved abroad and overall concerns about the economy and inflation weighing on the domestic market. The decline in volumes was primarily due to the export market as we were able to supply more product in the prior year to export companies. The increase in cost of sales was primarily the result of a lower of cost or net realizable value charge of $11.5 million recorded during the three months ended September 30, 2022 due to the declining prices.

Butane Derivative (Gain) Loss. Our cost of butane sales during the three months ended September 30, 2022 included $8.7 million of net unrealized gains on derivatives and $2.0 million of net realized gains on derivatives. Our cost of butane sales included $9.0 million of net unrealized losses on derivatives and $4.8 million of net realized losses on derivatives during the three months ended September 30, 2021.

Butane product margins, excluding the impact of derivatives, decreased during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to the declining prices, lower export demand, a reduction in the value of our inventory due to recording a lower of cost or net realizable value charge and increased freight charges due to higher fuel surcharges.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to our increased supply of biodiesel to sell during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to favorable supply contracts entered into in the prior year. In addition, our asphalt volumes increased as supply chain issues resulted in greater demand in certain markets.

Other Products Derivative Gain. Our derivatives of other products included $0.9 million of net unrealized losses and $1.5 million of net realized gains on derivatives during the three months ended September 30, 2022. Our derivatives of other products during the three months ended September 30, 2021 included $0.1 million of net unrealized gains and $16.0 million of net realized gains on derivatives.

Other product sales product margins during the three months ended September 30, 2022 increased from the prior year primarily due to the increase in biodiesel and asphalt volumes, as discussed above.

Service Revenues. This revenue includes storage, terminaling and transportation services income. Revenues during the three months ended September 30, 2022 were consistent with the three months ended September 30, 2021.

Operating and General and Administrative Expenses. The increase was primarily related to higher incentive compensation costs and an increase in bad debt expense due to certain customer balances becoming uncollectible.

Depreciation and Amortization Expense. The decrease was primarily due to lower amortization expense due to certain intangible assets being fully amortized as of September 30, 2021.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2022, we recorded a net loss of $0.1 million primarily due to disposals of certain assets. During the three months ended September 30, 2021, we recorded a net loss of $11.7 million related to the sale of one of our terminals.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Expenses:
General and administrative expenses	$12,456	$5,893	$6,563
Depreciation and amortization expense	1,620	1,753	(133)
Gain on disposal or impairment of assets, net	(1,138)	—	(1,138)
Total expenses	12,938	7,646	5,292
Operating loss	$(12,938)	$(7,646)	$(5,292)

General and Administrative Expenses. The expenses during the three months ended September 30, 2022 were higher than the three months ended September 30, 2021 due to increased incentive compensation payments and the timing of those payments compared to the prior year. Equity-based compensation also increased primarily due to a reversal of an incentive compensation accrual during the three months ended September 30, 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended September 30, 2022 was consistent with the three months ended September 30, 2021.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2022, we sold an airplane for a gain of $1.3 million, which was partially offset by a loss recorded on the prepayment of a loan receivable due July 31, 2023 (as discussed further in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.2 million during the three months ended September 30, 2022, compared to $0.4 million during the three months ended September 30, 2021. The increase of $0.8 million during the three months ended September 30, 2022 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Senior secured notes	$38,437	$38,437	$—
Senior unsecured notes	20,284	22,145	(1,861)
Revolving credit facility	4,662	2,425	2,237
Other indebtedness	720	740	(20)
Total debt interest expense	64,103	63,747	356
Amortization of debt issuance costs	4,194	4,748	(554)
Total interest expense	$68,297	$68,495	$(198)

The debt interest expense increased $0.4 million during the three months ended September 30, 2022 primarily due to an increase of the revolving credit facility balance as well as increased floating interest rates, offset by lower interest expense resulting from repurchases of a portion of our Senior Unsecured Notes.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $2.5 million during the three months ended September 30, 2022, compared to $1.1 million during the three months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes (as defined herein). See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other (Expense) Income, Net

Other expense, net of less than $0.1 million for the three months ended September 30, 2022 consisted primarily of a loss on the settlement of an asset acquired in an acquisition in fiscal year 2020, partially offset by a gain related to a bankruptcy settlement. Other income, net of $0.7 million for the three months ended September 30, 2021 consisted primarily of a gain related to a bankruptcy settlement, profits from a retained contract and a tax refund.

Income Tax (Expense) Benefit

Income tax expense was $0.5 million during the three months ended September 30, 2022, compared to an income tax benefit of $0.2 million during the three months ended September 30, 2021. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $0.1 million during the three months ended September 30, 2022, compared to $0.3 million during the three months ended September 30, 2021. The decrease during the three months ended September 30, 2022 was due primarily to lower income from certain recycling operations and water solutions operations during the three months ended September 30, 2022.

Segment Operating Results for the Six Months Ended September 30, 2022 and 2021

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$240,178	$193,185	$46,993
Sale of recovered crude oil	65,921	30,983	34,938
Recycled water	7,372	6,338	1,034
Other revenues	17,518	35,930	(18,412)
Total revenues	330,989	266,436	64,553
Expenses:
Cost of sales-excluding impact of derivatives	6,782	15,948	(9,166)
Derivative loss	4,363	813	3,550
Operating expenses	103,736	82,490	21,246
General and administrative expenses	4,224	3,726	498
Depreciation and amortization expense	101,175	113,651	(12,476)
Loss on disposal or impairment of assets, net	9,976	9,453	523
Total expenses	230,256	226,081	4,175
Segment operating income	$100,733	$40,355	$60,378

Produced water processed (barrels per day)
Delaware Basin	1,937,179	1,456,810	480,369
Eagle Ford Basin	105,463	93,796	11,667
DJ Basin	152,057	134,197	17,860
Other Basins	15,505	29,118	(13,613)
Total	2,210,204	1,713,921	496,283
Recycled water (barrels per day)	115,294	88,116	27,178
Total (barrels per day)	2,325,498	1,802,037	523,461
Skim oil sold (barrels per day)	3,584	2,662	922
Service fees for produced water processed ($/barrel) (1)	$0.59	$0.62	$(0.03)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.16	$0.10	$0.06
Operating expenses for produced water processed ($/barrel) (1)	$0.26	$0.26	$—

(1)    Total produced water barrels processed during the six months ended September 30, 2022 and 2021 were 404,467,330 and 313,647,489, respectively.

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

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The increase was due primarily to increasing demand for water to be used in completions, driven by an increase in drilling and completion activity primarily in the Delaware Basin, and our customers’ transition from brackish non-potable water to recycled water. The increase was offset by lower pricing for recycled water driven by an increase in supply of produced water available for recycling.

Other Revenues. The decrease was due primarily to lower sales of brackish non-potable water related to the termination of a joint marketing agreement as well as our customers transitioning from brackish non-potable water to recycled water.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchases of brackish non-potable water from third-parties to meet customer needs due to the termination of a joint marketing agreement.

Derivative Loss. During the six months ended September 30, 2022, we had $4.5 million of net unrealized gains on derivatives and $8.8 million of net realized losses on derivatives. During the six months ended September 30, 2021, we had $4.3 million of net realized gains on derivatives and $5.1 million of net unrealized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility, royalty and chemical expenses as a result of the increase in produced water volumes processed. Utility, royalty and chemical expenses, which are three of our largest variable expenses, were not impacted by the rise in inflation due to negotiated long-term utility contracts with fixed rates, royalty contracts with no escalation clauses and a fixed chemical expense per barrel with our chemical provider. The increase was also due to higher repairs and maintenance expense due to timing of repairs and the operation of temporary booster stations, higher incentive compensation expense and higher severance taxes due to the increase in revenue from recovered crude oil.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2022 and six months ended September 30, 2022. This decrease was partially offset by the depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2022, we recorded an impairment charge of $8.0 million to write down the value of an inactive saltwater disposal facility and equipment at another saltwater disposal facility. We also recorded a net loss of $1.6 million primarily related to the abandonment of certain capital projects and the sale and retirement of certain other miscellaneous assets and a loss of $0.5 million related to the termination of a joint marketing agreement. During the six months ended September 30, 2021, we recorded a net loss of $9.5 million primarily related to facilities damaged by lightning strikes, abandonment of certain capital projects and the sale of certain other miscellaneous assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,399,170	$1,071,496	$327,674
Crude oil transportation and other	47,093	41,627	5,466
Total revenues (1)	1,446,263	1,113,123	333,140
Expenses:
Cost of sales-excluding impact of derivatives	1,344,625	1,000,621	344,004
Derivative (gain) loss	(1,947)	39,394	(41,341)
Operating expenses	27,122	27,783	(661)
General and administrative expenses	2,574	3,868	(1,294)
Depreciation and amortization expense	23,529	24,863	(1,334)
Gain on disposal or impairment of assets, net	(1,556)	(56)	(1,500)
Total expenses	1,394,347	1,096,473	297,874
Segment operating income	$51,916	$16,650	$35,266

Crude oil sold (barrels)	13,473	15,512	(2,039)
Crude oil transported on owned pipelines (barrels)	13,770	14,371	(601)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	1,501	1,501	—
Crude oil inventory (barrels) (2)	660	1,249	(589)
Crude oil sold ($/barrel)	$103.850	$69.075	$34.775
Cost per crude oil sold ($/barrel) (3)	$99.801	$64.506	$35.295
Crude oil product margin ($/barrel) (3)	$4.049	$4.569	$(0.520)

(1)    Revenues include $6.1 million and $4.7 million of intersegment sales during the six months ended September 30, 2022 and 2021, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2022 and September 30, 2021, respectively. The decrease in crude oil inventory was due primarily to capitalizing additional crude oil barrels as linefill as a result of increased requirements.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the six months ended September 30, 2022, compared to the six months ended September 30, 2021. This was offset by a reduction in sales volumes primarily due to lower production in the DJ Basin and increased buy/sell transactions during the six months ended September 30, 2022.

Crude Oil Transportation and Other Revenues. The increase was primarily due to an increase in charter days and day rates within our marine transportation business due to increased demand.

During the six months ended September 30, 2022, physical volumes on the Grand Mesa Pipeline averaged approximately 75,000 barrels per day, compared to approximately 79,000 barrels per day for the six months ended September 30, 2021 (volume amounts are from both internal and external parties). Both contracted and non-contracted volumes decreased as overall production in the DJ Basin declined in part due to producer permitting issues.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the six months ended September 30, 2022, compared to the six months ended September 30, 2021.

Derivative (Gain) Loss. Our cost of sales during the six months ended September 30, 2022 included $53.6 million of net realized losses on derivatives, driven by increasing crude oil prices, and $55.6 million of net unrealized gains on derivatives. The amount for the six months ended September 30, 2022 includes net realized losses of $37.5 million and net unrealized gains of $36.0 million associated with derivative instruments related to our hedge of the CMA Differential Roll defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the six months ended September 30, 2021 included

$61.0 million of net realized losses on derivatives driven by the increase in crude oil prices, and $21.6 million of net unrealized gains on derivatives. The amount for the six months ended September 30, 2021 includes net realized losses of $40.2 million and net unrealized gains of $27.9 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Product Margin. The decrease in product margin was primarily due to the sale of higher priced inventory into a market in which prices are declining during the second half of the current period. In the prior year, lower priced inventory was sold into a market in which prices were rising during the second half of the prior year period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin. In addition, we incurred increased freight costs during the current period. This decrease in product margin was offset by higher contracted rates with certain producers as well as increased differentials on certain other sales contracts.

Operating and General and Administrative Expenses. The decrease was primarily related to the sale of the trucking business during the three months ended March 31, 2022 which was partially offset by higher incentive compensation costs and higher ad valorem tax expense.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our trucking assets during the three months ended March 31, 2022.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2022, we recorded a net gain of $1.6 million primarily due to disposals and retirements of certain assets. During the six months ended September 30, 2021, we recorded a net gain of $0.1 million related to the retirement of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$1,384,437	$837,441	$546,996
Cost of sales-excluding impact of derivatives	1,367,240	831,199	536,041
Derivative loss	573	1,120	(547)
Product margin	16,624	5,122	11,502

Propane sales:
Revenues (1)	422,110	380,943	41,167
Cost of sales-excluding impact of derivatives	410,335	367,302	43,033
Derivative loss (gain)	10,818	(24,829)	35,647
Product margin	957	38,470	(37,513)

Butane sales:
Revenues (1)	352,807	286,236	66,571
Cost of sales-excluding impact of derivatives	359,703	268,157	91,546
Derivative (gain) loss	(18,923)	21,513	(40,436)
Product margin (loss)	12,027	(3,434)	15,461

Other product sales:
Revenues-excluding impact of derivatives (1)	580,748	342,337	238,411
Cost of sales-excluding impact of derivatives	536,281	321,549	214,732
Derivative loss	18,191	2,668	15,523
Product margin	26,276	18,120	8,156

Service revenues:
Revenues (1)	9,084	12,303	(3,219)
Cost of sales	698	958	(260)
Product margin	8,386	11,345	(2,959)

Expenses:
Operating expenses	25,160	24,530	630
General and administrative expenses	3,988	3,555	433
Depreciation and amortization expense	6,777	11,653	(4,876)
Loss on disposal or impairment of assets, net	52	71,833	(71,781)
Total expenses	35,977	111,571	(75,594)
Segment operating income (loss)	$28,293	$(41,948)	$70,241

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)	167,559	169,087	(1,528)

Refined products sold (gallons)	374,657	382,238	(7,581)
Refined products sold ($/gallon)	$3.695	$2.191	$1.504
Cost per refined products sold ($/gallon) (3)	$3.649	$2.175	$1.474
Refined products product margin ($/gallon) (3)	$0.046	$0.016	$0.030
Refined products inventory (gallons) (2)	1,990	2,576	(586)

Propane sold (gallons)	334,619	350,601	(15,982)
Propane sold ($/gallon)	$1.261	$1.087	$0.174
Cost per propane sold ($/gallon) (3)	$1.226	$1.048	$0.178
Propane product margin ($/gallon) (3)	$0.035	$0.039	$(0.004)
Propane inventory (gallons) (2)	101,880	98,429	3,451

Butane sold (gallons)	232,076	247,455	(15,379)
Butane sold ($/gallon)	$1.520	$1.157	$0.363
Cost per butane sold ($/gallon) (3)	$1.550	$1.084	$0.466
Butane product (loss) margin ($/gallon) (3)	$(0.030)	$0.073	$(0.103)
Butane inventory (gallons) (2)	84,928	75,500	9,428

Other products sold (gallons)	198,616	190,163	8,453
Other products sold ($/gallon)	$2.924	$1.800	$1.124
Cost per other products sold ($/gallon) (3)	$2.700	$1.691	$1.009
Other products product margin ($/gallon) (3)	$0.224	$0.109	$0.115
Other products inventory (gallons) (2)	33,653	17,465	16,188

(1)    Revenue includes $1.3 million of intersegment sales during the six months ended September 30, 2021 that is eliminated in our unaudited condensed consolidated statement of operations.
(2)    Information is presented as of September 30, 2022 and September 30, 2021, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increase in refined products price. This was offset by a decrease in volumes primarily related to tighter supply in certain markets.

Refined Products Derivative Loss. Our refined products margin during the six months ended September 30, 2022 included a realized loss of $0.6 million and the six months ended September 30, 2021 included a realized loss of $1.1 million.

Refined Products product margins for the six months ended September 30, 2022 increased from the six months ended September 30, 2021 due to higher demand in several markets that were experiencing tighter supply as well as being well positioned from a supply and inventory perspective during the continued period of extreme volatility in commodity prices.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due to higher commodity prices, offset by lower volumes. During the second half of the current period, prices began to steadily decline along with the decline in global energy prices as a result of the increase in interest rates to curb inflation and the overall concerns in the economy about a potential recession, as well as due to an increase in days of domestic supply available, combined with lower forecasted demand. Sales volumes decreased due to the decommissioning of a critical underground storage facility in the Midwest in April 2022. We expect the volume previously sold at this facility will be partially replaced by redirecting customers to other facilities and by transloading product from railcars to trucks. We also tapered our summer product purchases to more closely align with expected future inventory and sales needs, resulting in decreased excess summer volumes purchased and sold during the current year compared to prior year.

Propane Derivative Loss (Gain). Our wholesale propane cost of sales included $11.9 million of net unrealized losses on derivatives and $1.1 million of net realized gains on derivatives during the six months ended September 30, 2022. During the six months ended September 30, 2021, our cost of wholesale propane sales included $33.7 million of net unrealized gains on derivatives and $8.8 million of net realized losses on derivatives.

Propane product margins, excluding the impact of derivatives, decreased as a result of decreasing market prices as the cost of sales applied to lower priced spot volumes sold were based on inventory purchased in a higher price environment. As we replace our current inventory with inventory purchased in a lower price environment, we expect margin to increase as we realize the margin associated with our forward fixed-priced sales contracts. This decrease was offset by a reduction to the value of our inventory of $10.5 million to its lower of cost or net realizable value as of March 31, 2022.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due primarily to higher commodity prices which were offset by lower volumes due to export economics beginning to soften during the three months ended June 30, 2022, which led to lower domestic prices as less product was being moved abroad. Prices also declined during the three months ended September 30, 2022 due to overall concerns about the economy and inflation weighing on the domestic market. Our cost of sales also included a lower of cost or net realizable value charge of $11.5 million recorded during the three months ended September 30, 2022 due to the declining prices.

Butane Derivative (Gain) Loss. Our cost of butane sales during the six months ended September 30, 2022 included $14.8 million of net unrealized gains on derivatives and $4.1 million of net realized gains on derivatives. Our cost of butane sales included $15.5 million of net unrealized losses on derivatives and $6.0 million of net realized losses on derivatives during the six months ended September 30, 2021.

Butane product margins, excluding the impact of derivatives, were lower during the six months ended September 30, 2022 than during the six months ended September 30, 2021 due to the declining prices, lower export demand, a reduction in the value of our inventory due to recording a lower of cost or net realizable value charge and increased freight charges due to higher fuel surcharges. In addition, we were also negatively impacted by lower location differentials as the product we contracted to purchase in the beginning of the season was continuing to compete with product purchased in the discounted market.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices and an increased supply of biodiesel to sell during the current year period compared to the prior year period due to favorable supply contracts entered into in the prior year. In addition, our asphalt volumes increased as supply chain issues resulted in greater demand in certain markets.

Other Products Derivatives Loss. Our derivatives of other products included $1.2 million of net unrealized losses on derivatives and $17.0 million of net realized losses on derivatives during the six months ended September 30, 2022. Our derivatives of other products during the six months ended September 30, 2021 included $0.1 million of net unrealized gains on derivatives and $2.7 million of net realized losses on derivatives.

Other product sales product margins during the six months ended September 30, 2022 increased due to an increase in biodiesel and biodiesel renewable identification number market prices, as well as securing favorable biodiesel supply contracts in the Midwest and transporting the product for sale in more favorable markets and the increase in demand for asphalt due to the supply chain disruptions.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease during the six months ended September 30, 2022 was due to the disposition of Sawtooth in June 2021 as well as less throughput in certain of our propane and butane terminals.

Operating and General and Administrative Expenses. The increase was primarily due to increased incentive compensation costs. Also, there was also an increase in travel and entertainment as a result of increased sales calling efforts following the pandemic. These increases were partially offset by a decrease in materials and supplies expenses due to the disposition of Sawtooth.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth in June 2021 as well as lower amortization expense due to certain intangible assets being fully amortized as of September 30, 2021.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2022, we recorded a net loss of $0.1 million primarily due to disposals of certain assets. During the six months ended September 30, 2021, we recorded a net loss of $60.1 million related to the sale of Sawtooth and a net loss of $11.7 million related to the sale of another terminal during the three months ended September 30, 2021.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands)
Expenses:
General and administrative expenses	$22,599	$16,075	$6,524
Depreciation and amortization expense	3,297	3,498	(201)
Gain on disposal or impairment of assets, net	(987)	—	(987)
Total expenses	24,909	19,573	5,336
Operating loss	$(24,909)	$(19,573)	$(5,336)

General and Administrative Expenses. The expenses during the six months ended September 30, 2022 were higher than the six months ended September 30, 2021 due to increased incentive compensation payments and the timing of those payments compared to the prior year. Equity-based compensation also increased primarily due to a reversal of an incentive compensation accrual during the six months ended September 30, 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense during the six months ended September 30, 2022 was consistent with the six months ended September 30, 2021.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2022, we sold an airplane for a gain of $1.3 million, which was partially offset by a loss recorded on the prepayment of a loan receivable due July 31, 2023 (as discussed further in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.9 million during the six months ended September 30, 2022, compared to $0.6 million during the six months ended September 30, 2021. The increase of $1.3 million during the six months ended September 30, 2022 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands)
Senior secured notes	$76,875	$76,875	$—
Senior unsecured notes	41,103	44,674	(3,571)
Revolving credit facility	7,902	4,247	3,655
Other indebtedness	1,356	1,337	19
Total debt interest expense	127,236	127,133	103
Amortization of debt issuance costs	8,372	8,492	(120)
Total interest expense	$135,608	$135,625	$(17)

The debt interest expense increased $0.1 million during the six months ended September 30, 2022 primarily due to an increase of the revolving credit facility balance and increased floating interest rates, offset by lower interest expense resulting from repurchases of a portion of our Senior Unsecured Notes.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $4.1 million during the six months ended September 30, 2022, compared to $1.1 million during the six months ended September 30, 2021. During the six months ended September 30, 2022 and 2021, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes (as defined herein). For the six months ended September 30, 2021, the net gain was partially offset by a loss on the early extinguishment of the Sawtooth credit agreement. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net of $0.6 million for the six months ended September 30, 2022 consisted primarily of gains related to bankruptcy settlements. Other income, net of $2.0 million for the six months ended September 30, 2021 consisted primarily of a reversal of an obligation assumed in an acquisition that closed in fiscal year 2020, profits from a retained contract and a tax refund.

Income Tax (Expense) Benefit

Income tax expense was $0.4 million during the six months ended September 30, 2022, compared to an income tax benefit of $0.7 million during the six months ended September 30, 2021. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interest income was $0.3 million during the six months ended September 30, 2022, compared to $0.8 million during the six months ended September 30, 2021, which included a loss of $0.2 million from the operations of Sawtooth. The decrease during the six months ended September 30, 2022 was due primarily to lower income from certain recycling operations and water solutions operations during the six months ended September 30, 2022.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$3,607	$(1,207)	$26,713	$(135,709)
Less: Net income attributable to noncontrolling interests	(97)	(330)	(342)	(768)
Net income (loss) attributable to NGL Energy Partners LP	3,510	(1,537)	26,371	(136,477)
Interest expense	68,313	68,512	$135,639	$135,642
Income tax expense (benefit)	537	(235)	365	(685)
Depreciation and amortization	68,103	69,543	134,717	152,900
EBITDA	140,463	136,283	297,092	151,380
Net unrealized gains on derivatives	(4,828)	(18,490)	(61,730)	(34,754)
CMA Differential Roll net losses (gains) (1)	(6,518)	12,805	28,102	37,115
Inventory valuation adjustment (2)	(3,560)	(451)	(4,115)	767
Lower of cost or net realizable value adjustments	10,143	3,521	857	(285)
Loss on disposal or impairment of assets, net	7,653	13,695	7,485	81,233
Gain on early extinguishment of liabilities, net	(2,479)	(1,072)	(4,141)	(1,159)
Equity-based compensation expense	479	(2,753)	976	(1,793)
Acquisition expense (3)	—	36	—	103
Other (4)	889	2,687	1,592	4,755
Adjusted EBITDA	$142,242	$146,261	$266,118	$237,362

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

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Depreciation and amortization per EBITDA table	$68,103	$69,543	$134,717	$152,900
Intangible asset amortization recorded to cost of sales	(69)	(71)	(137)	(144)
Depreciation and amortization of unconsolidated entities	(194)	(192)	(364)	(358)
Depreciation and amortization attributable to noncontrolling interests	278	283	562	1,267
Depreciation and amortization per unaudited condensed consolidated statements of operations	$68,118	$69,563	$134,778	$153,665

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Depreciation and amortization per EBITDA table	$134,717	$152,900
Amortization of debt issuance costs recorded to interest expense	8,372	8,492
Amortization of royalty expense recorded to operating expense	123	123
Depreciation and amortization of unconsolidated entities	(364)	(358)
Depreciation and amortization attributable to noncontrolling interests	562	1,267
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$143,410	$162,424

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest expense per EBITDA table	$68,313	$68,512	$135,639	$135,642
Interest expense attributable to unconsolidated entities	(16)	(17)	(31)	(34)
Interest expense attributable to noncontrolling interests	—	—	—	17
Interest expense per unaudited condensed consolidated statements of operations	$68,297	$68,495	$135,608	$135,625

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended September 30, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$47,128	$32,927	$1,653	$(12,938)	$68,770
Depreciation and amortization	51,327	11,775	3,396	1,620	68,118
Amortization recorded to cost of sales	—	—	69	—	69
Net unrealized (gains) losses on derivatives	(4,340)	(4,575)	4,087	—	(4,828)
CMA Differential Roll net losses (gains)	—	(6,518)	—	—	(6,518)
Inventory valuation adjustment	—	—	(3,560)	—	(3,560)
Lower of cost or net realizable value adjustments	—	(493)	10,636	—	10,143
Loss (gain) on disposal or impairment of assets, net	9,035	(296)	52	(1,138)	7,653
Equity-based compensation expense	—	—	—	479	479
Other (expense) income, net	(251)	303	(91)	24	(15)
Adjusted EBITDA attributable to unconsolidated entities	1,387	—	(17)	45	1,415
Adjusted EBITDA attributable to noncontrolling interest	(373)	—	—	—	(373)
Other	861	(260)	288	—	889
Adjusted EBITDA	$104,774	$32,863	$16,513	$(11,908)	$142,242

	Three Months Ended September 30, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$32,772	$28,231	$11,461	$(7,646)	$64,818
Depreciation and amortization	50,670	12,454	4,686	1,753	69,563
Amortization recorded to cost of sales	—	—	71	—	71
Net unrealized losses (gains) on derivatives	1,521	(7,153)	(12,858)	—	(18,490)
CMA Differential Roll net losses (gains)	—	12,805	—	—	12,805
Inventory valuation adjustment	—	—	(451)	—	(451)
Lower of cost or net realizable value adjustments	—	—	3,521	—	3,521
Loss (gain) on disposal or impairment of assets, net	1,962	(14)	11,746	—	13,694
Equity-based compensation expense	—	—	—	(2,753)	(2,753)
Acquisition expense	—	—	—	36	36
Other income, net	10	154	295	271	730
Adjusted EBITDA attributable to unconsolidated entities	716	—	(9)	(65)	642
Adjusted EBITDA attributable to noncontrolling interest	(614)	—	3	—	(611)
Other	387	2,299	—	—	2,686
Adjusted EBITDA	$87,424	$48,776	$18,465	$(8,404)	$146,261

	Six Months Ended September 30, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$100,733	$51,916	$28,293	$(24,909)	$156,033
Depreciation and amortization	101,175	23,529	6,777	3,297	134,778
Amortization recorded to cost of sales	—	—	137	—	137
Net unrealized gains on derivatives	(4,464)	(55,580)	(1,686)	—	(61,730)
CMA Differential Roll net losses (gains)	—	28,102	—	—	28,102
Inventory valuation adjustment	—	—	(4,115)	—	(4,115)
Lower of cost or net realizable value adjustments	—	1,074	(217)	—	857
Loss (gain) on disposal or impairment of assets, net	9,976	(1,556)	52	(987)	7,485
Equity-based compensation expense	—	—	—	976	976
Other income (expense), net	8	331	(184)	476	631
Adjusted EBITDA attributable to unconsolidated entities	2,212	—	(24)	89	2,277
Adjusted EBITDA attributable to noncontrolling interest	(905)	—	—	—	(905)
Other	1,086	125	381	—	1,592
Adjusted EBITDA	$209,821	$47,941	$29,414	$(21,058)	$266,118

	Six Months Ended September 30, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$40,355	$16,650	$(41,948)	$(19,573)	$(4,516)
Depreciation and amortization	113,651	24,863	11,653	3,498	153,665
Amortization recorded to cost of sales	—	—	144	—	144
Net unrealized losses (gains) on derivatives	5,087	(21,607)	(18,234)	—	(34,754)
CMA Differential Roll net losses (gains)	—	37,115	—	—	37,115
Inventory valuation adjustment	—	—	767	—	767
Lower of cost or net realizable value adjustments	—	(11)	(274)	—	(285)
Loss (gain) on disposal or impairment of assets, net	9,453	(56)	71,833	—	81,230
Equity-based compensation expense	—	—	—	(1,793)	(1,793)
Acquisition expense	—	—	—	103	103
Other income, net	622	350	658	349	1,979
Adjusted EBITDA attributable to unconsolidated entities	1,175	—	(19)	(120)	1,036
Adjusted EBITDA attributable to noncontrolling interest	(1,568)	—	(526)	—	(2,094)
Other	160	4,620	(15)	—	4,765
Adjusted EBITDA	$168,935	$61,924	$24,039	$(17,536)	$237,362

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

We believe that our anticipated cash flows from operations and the borrowing capacity under our ABL Facility will be sufficient to meet our liquidity needs, including the repayment of the 2023 Notes. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices.

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

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under our ABL Facility, which we believe will provide liquidity to operate our business, manage our working capital requirements and repay current maturities. Current commitments under the ABL Facility are $600.0 million, but as part of amending the ABL Facility on April 13, 2022, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. We currently anticipate having minimal needs for acquisitions or expansion projects and expect to fund these items through cash flows from operations or borrowings under the ABL Facility. At September 30, 2022, $287.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $142.8 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions. See below for further discussion on the timing of paying down the 2023 Notes.

As of September 30, 2022, our current assets exceeded our current liabilities by approximately $435.2 million.

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

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, which mature on November 1, 2023, the 6.125% Notes due 2025, which mature on March 1, 2025 and the 2026 Notes, which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

Repurchases

During the three months ended September 30, 2022, we repurchased $53.1 million of the 2023 Notes at a total cash cost of $50.8 million (excluding payments of accrued interest) and $1.5 million of the 2026 Notes at a total cash cost of $1.1 million (excluding payments of accrued interest).

We expect to have less than $50 million outstanding under the 2023 Notes by August 1, 2023 and the remaining outstanding balance of the 2023 Notes paid off prior to their maturity date on November 1, 2023 using free cash flow, and if needed, borrowings under our ABL Facility. Proceeds generated from other cash flow positive initiatives currently being pursued may also be used to repay the outstanding balance of the 2023 Notes prior to their maturity.

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

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended September 30,
2022	$31,589	$14,219	$—	$346
2021	$20,388	$16,979	$—	$119

Six Months Ended September 30,
2022	$62,943	$29,586	$—	$346
2021	$44,523	$24,724	$—	$235

(1)    There were no acquisitions during the three months or six months ended September 30, 2022 or 2021.
(2)    Amounts for the three months and six months ended September 30, 2022 and 2021 relate to contributions made to unconsolidated entities.

Capital expenditures for the fiscal year ending March 31, 2023 are heavily weighted to the first half of the fiscal year and are expected to be approximately $105 - $115 million.

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

Contractual Obligations

Our contractual obligations primarily consist of purchase commitments, outstanding debt principal and interest obligations, lease obligations, pipeline commitments, asset retirement obligations and other commitments.

For a discussion of contractual obligations, see Note 6, Note 7 and Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Six Months Ended September 30,
Cash Flows Provided by (Used in):	2022	2021
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$203,661	$151,504
Changes in operating assets and liabilities	(235,333)	(159,349)
Operating activities	$(31,672)	$(7,845)
Investing activities	$(60,470)	$(75,129)
Financing activities	$92,860	$83,676

Operating Activities. The seasonality of our Liquids Logistics segment has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories, and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics segment, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash used in operating activities during the six months ended September 30, 2022 was due primarily to fluctuations in working capital, particularly accounts receivable, inventory and accounts payable, during the six months ended September 30, 2022, partially offset by increased earnings from operations.

Investing Activities. Net cash used in investing activities was $60.5 million during the six months ended September 30, 2022, compared to net cash used in investing activities of $75.1 million during the six months ended September 30, 2021. The decrease in net cash used in investing activities was due primarily to:

•an $85.5 million decrease in payments to settle derivatives; and
•a $9.5 million increase in proceeds received from certain asset sales during the six months ended September 30, 2022.

These decreases in net cash used in investing activities were partially offset by:

•lower proceeds from the divestitures of business and investments as we received net proceeds (gross cash proceeds less the amount of cash sold, excluding accrued expenses) of $63.5 million from the sale of our interest in Sawtooth in June 2021; and
•an increase in capital expenditures from $77.8 million (includes payment of amounts accrued as of March 31, 2021) during the six months ended September 30, 2021 to $94.0 million (includes payment of amounts accrued as of March 31, 2022) during the six months ended September 30, 2022 due primarily to the timing of the expenditures in our Water Solutions segment being heavily weighted to the first half of the current fiscal year.
Financing Activities. Net cash provided by financing activities was $92.9 million during the six months ended September 30, 2022, compared to net cash provided by financing activities of $83.7 million during the six months ended September 30, 2021. The increase in net cash provided by financing activities was due primarily to:

•an increase of $29.0 million in borrowings on the revolving credit facility (net of repayments) during the six months ended September 30, 2022;
•a decrease of $9.1 million in debt issuance costs for the revolving credit facility during the six months ended September 30, 2022; and
•a decrease of $5.0 million in payments on other long-term debt as the Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth in June 2021.

These increases in net cash provided by financing activities were partially offset by an increase of $33.2 million paid in cash to repurchase a portion of our Senior Unsecured Notes during the six months ended September 30, 2022.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the Wall Street Journal prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At September 30, 2022, we had $287.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 6.63%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.4 million, based on borrowings outstanding at September 30, 2022.

On July 1, 2022, the Class B Preferred Units distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month London Interbank Offered Rate (“LIBOR”) interest rate (2.29% for the quarter ended September 30, 2022) plus a spread of 7.21%. A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at September 30, 2022.

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

The following table summarizes the hypothetical impact on the September 30, 2022 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(5,940)
Propane (Liquids Logistics segment)	$3,365
Butane (Liquids Logistics segment)	$(4,399)
Refined Products (Liquids Logistics segment)	$(4,437)
Other Products (Liquids Logistics segment)	$6,153
Canadian dollars (Liquids Logistics segment)	$137

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

At September 30, 2022, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

Fair Value

We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third-parties.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2022. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of September 30, 2022, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and March 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended September 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and six months ended September 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 9, 2022		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 9, 2022		By:	/s/ Linda J. Bridges
Linda J. Bridges
Chief Financial Officer