Form 10-Q
period 2022-12-31
NGL Energy Partners LP
filed 2023-02-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

At February 6, 2023, there were 131,321,742 common units issued and outstanding.

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
•changes in general economic conditions, including market and macroeconomic disruptions resulting from global pandemics and related governmental responses; and
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and sale of crude oil, refined products, natural gas, natural gas liquids, gasoline, diesel or biodiesel.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2022	March 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,534	$3,822
Accounts receivable-trade, net of allowance for expected credit losses of $2,455 and $2,626, respectively	1,129,294	1,123,163
Accounts receivable-affiliates	10,257	8,591
Inventories	238,073	251,277
Prepaid expenses and other current assets	135,980	159,486
Total current assets	1,518,138	1,546,339
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,000,765 and $887,006, respectively	2,400,508	2,462,390
GOODWILL	744,439	744,439
INTANGIBLE ASSETS, net of accumulated amortization of $563,075 and $507,285, respectively	1,078,631	1,135,354
INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,769	21,897
OPERATING LEASE RIGHT-OF-USE ASSETS	85,576	114,124
OTHER NONCURRENT ASSETS	64,030	45,802
Total assets	$5,914,091	$6,070,345
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$952,506	$1,084,837
Accounts payable-affiliates	65	73
Accrued expenses and other payables	174,400	140,719
Advance payments received from customers	20,957	7,934
Current maturities of long-term debt	303,788	2,378
Operating lease obligations	32,883	41,261
Total current liabilities	1,484,599	1,277,202
LONG-TERM DEBT, net of debt issuance costs of $32,986 and $42,988, respectively, and current maturities	2,921,174	3,350,463
OPERATING LEASE OBLIGATIONS	53,518	72,784
OTHER NONCURRENT LIABILITIES	103,378	104,346
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 131,453 and 130,827 notional units, respectively	(52,484)	(52,478)
Limited partners, representing a 99.9% interest, 131,321,742 and 130,695,970 common units issued and outstanding, respectively	488,221	401,486
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(439)	(308)
Noncontrolling interests	16,668	17,394
Total equity	800,325	714,453
Total liabilities and equity	$5,914,091	$6,070,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
REVENUES:
Water Solutions	$180,242	$130,653	$511,231	$397,089
Crude Oil Logistics	531,613	607,203	1,971,767	1,715,657
Liquids Logistics	1,427,385	1,434,020	4,163,072	3,301,922
Total Revenues	2,139,240	2,171,876	6,646,070	5,414,668
COST OF SALES:
Water Solutions	2,534	5,030	13,679	21,791
Crude Oil Logistics	471,891	556,531	1,808,460	1,591,877
Liquids Logistics	1,385,943	1,388,760	4,057,360	3,187,039
Total Cost of Sales	1,860,368	1,950,321	5,879,499	4,800,707
OPERATING COSTS AND EXPENSES:
Operating	81,353	72,807	237,371	207,610
General and administrative	17,216	18,925	50,601	46,149
Depreciation and amortization	69,327	68,480	204,105	222,145
Loss on disposal or impairment of assets, net	8,306	12,233	15,791	93,463
Operating Income	102,670	49,110	258,703	44,594
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	1,213	119	3,094	765
Interest expense	(75,920)	(68,379)	(211,528)	(204,004)
Gain on early extinguishment of liabilities, net	2,667	9	6,808	1,131
Other income, net	28,100	24	28,731	2,003
Income (Loss) Before Income Taxes	58,730	(19,117)	85,808	(155,511)
INCOME TAX BENEFIT (EXPENSE)	252	135	(113)	820
Net Income (Loss)	58,982	(18,982)	85,695	(154,691)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(448)	63	(790)	(705)
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$58,534	$(18,919)	$84,905	$(155,396)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS - BASIC (NOTE 3)	$26,007	$(45,233)	$(5,571)	$(232,361)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS - DILUTED (NOTE 3)	$26,123	$(45,233)	$(5,571)	$(232,361)
BASIC INCOME (LOSS) PER COMMON UNIT	$0.20	$(0.35)	$(0.04)	$(1.79)
DILUTED INCOME (LOSS) PER COMMON UNIT	$0.19	$(0.35)	$(0.04)	$(1.79)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	131,015,658	129,810,245	130,802,920	129,666,303
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	134,485,325	129,810,245	130,802,920	129,666,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$58,982	$(18,982)	$85,695	$(154,691)
Other comprehensive income (loss)	1	(4)	(131)	(48)
Comprehensive income (loss)	$58,983	$(18,986)	$85,564	$(154,739)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Nine Months Ended December 31, 2022
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2022	$(52,478)	14,385,642	$348,359	130,695,970	$401,486	$(308)	$17,394	$714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(975)	(975)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	497	—	—	497
Net (loss) income	(5)	—	—	—	22,866	—	245	23,106
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
BALANCE AT JUNE 30, 2022	(52,483)	14,385,642	348,359	130,695,970	424,849	(358)	16,664	737,031
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(274)	(274)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	479	—	—	479
Net (loss) income	(27)	—	—	—	3,537	—	97	3,607
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)
BALANCE AT SEPTEMBER 30, 2022	(52,510)	14,385,642	348,359	130,695,970	428,865	(440)	16,487	740,761
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(267)	(267)
Common unit repurchases and cancellations (Note 8)	—	—	—	(31,828)	(42)	—	—	(42)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	657,600	890	—	—	890
Net income	26	—	—	—	58,508	—	448	58,982
Other comprehensive income	—	—	—	—	—	1	—	1
BALANCE AT DECEMBER 31, 2022	$(52,484)	14,385,642	$348,359	131,321,742	$488,221	$(439)	$16,668	$800,325

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months and Nine Months Ended December 31, 2021
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2021	$(52,189)	14,385,642	$348,359	129,593,939	$582,784	$(266)	$69,471	$948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(444)	(444)
Sawtooth joint venture disposition	—	—	—	—	—	—	(51,097)	(51,097)
Equity issued pursuant to incentive compensation plan	—	—	—	—	960	—	—	960
Net (loss) income	(159)	—	—	—	(134,781)	—	438	(134,502)
Other comprehensive income	—	—	—	—	—	8	—	8
BALANCE AT JUNE 30, 2021	(52,348)	14,385,642	348,359	129,593,939	448,963	(258)	18,368	763,084
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(513)	(513)
Equity issued pursuant to incentive compensation plan	—	—	—	—	1,048	—	—	1,048
Net (loss) income	(27)	—	—	—	(1,510)	—	330	(1,207)
Other comprehensive loss	—	—	—	—	—	(52)	—	(52)
BALANCE AT SEPTEMBER 30, 2021	(52,375)	14,385,642	348,359	129,593,939	448,501	(310)	18,185	762,360
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(388)	(388)
Common unit repurchases and cancellations	—	—	—	(8,901)	(20)	—	—	(20)
Equity issued pursuant to incentive compensation plan	—	—	—	399,100	749	—	—	749
Net loss	(47)	—	—	—	(18,872)	—	(63)	(18,982)
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
BALANCE AT DECEMBER 31, 2021	$(52,422)	14,385,642	$348,359	129,984,138	$430,358	$(314)	$17,734	$743,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$85,695	$(154,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	217,028	235,357
Gain on early extinguishment of liabilities, net	(6,808)	(1,131)
Equity-based compensation expense	1,866	(1,044)
Loss on disposal or impairment of assets, net	15,791	93,463
Change in provision for expected credit losses	(485)	88
Net adjustments to fair value of commodity derivatives	13,879	42,875
Equity in earnings of unconsolidated entities	(3,094)	(765)
Distributions of earnings from unconsolidated entities	2,568	2,178
Lower of cost or net realizable value adjustments	3,050	6,534
Other	701	1,593
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(4,778)	(316,477)
Inventories	(24,904)	(194,053)
Other current and noncurrent assets	6,285	33,792
Accounts payable-trade and affiliates	(131,086)	294,230
Other current and noncurrent liabilities	31,157	(15,038)
Net cash provided by operating activities	206,865	26,911
INVESTING ACTIVITIES:
Capital expenditures	(122,362)	(107,480)
Net settlements of commodity derivatives	28,521	(60,972)
Proceeds from sales of assets	22,120	8,419
Proceeds from divestitures of businesses and investments, net	—	63,489
Investments in unconsolidated entities	(346)	(350)
Distributions of capital from unconsolidated entities	—	393
Net cash used in investing activities	(72,067)	(96,501)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	1,432,000	1,342,000
Payments on revolving credit facility	(1,392,000)	(1,190,000)
Repayment and repurchase of senior unsecured notes	(168,047)	(60,149)
Payments on other long-term debt	(1,931)	(6,772)
Debt issuance costs	(1,340)	(12,503)
Distributions to noncontrolling interest owners	(1,516)	(1,345)
Common unit repurchases and cancellations	(42)	(20)
Payments to settle contingent consideration liabilities	(1,204)	(994)
Principal payments of finance leases	(6)	—
Net cash (used in) provided by financing activities	(134,086)	70,217
Net increase in cash and cash equivalents	712	627
Cash and cash equivalents, beginning of period	3,822	4,829
Cash and cash equivalents, end of period	$4,534	$5,456
Supplemental cash flow information:
Cash interest paid	$163,203	$162,053
Income taxes paid (net of income tax refunds)	$3,088	$1,896
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$7,398	$9,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At December 31, 2022, our operations included three segments:

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

We have a deferred tax liability of $42.0 million and $43.5 million at December 31, 2022 and March 31, 2022, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the nine months ended December 31, 2022 was $1.6 million with an effective tax rate of 25.1%. The deferred tax benefit recorded during the nine months ended December 31, 2021 was $2.0 million with an effective tax rate of 22.9%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2022 or March 31, 2022.

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

Inventories consist of the following at the dates indicated:

	December 31, 2022	March 31, 2022
	(in thousands)
Propane	$97,706	$43,971
Crude oil	69,905	135,485
Butane	39,294	33,144
Biodiesel	16,598	20,474
Diesel	5,192	3,504
Ethanol	798	3,503
Other	8,580	11,196
Total	$238,073	$251,277

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	December 31, 2022	March 31, 2022
			(in thousands)
Water services and land company	Water Solutions	50%	$15,963	$15,714
Water services and land company	Water Solutions	10%	3,615	2,863
Water services and land company	Water Solutions	50%	2,281	2,210
Aircraft company (1)	Corporate and Other	50%	362	538
Water services company	Water Solutions	50%	409	409
Natural gas liquids terminal company	Liquids Logistics	50%	139	163
Total			$22,769	$21,897

(1)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2022	March 31, 2022
	(in thousands)
Linefill (1)	$53,772	$28,065
Minimum shipping fees - pipeline commitments (2)	5,696	8,899
Loan receivable (3)	—	3,147
Other	4,562	5,691
Total	$64,030	$45,802

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2022 and March 31, 2022, linefill consisted of 717,686 and 423,978 barrels of crude oil, respectively. The increase was due primarily to capitalizing additional crude oil barrels as a result of increased requirements by third-party owned pipelines. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 7). At December 31, 2022, the deficiency credit was $10.0 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.
(3)    Represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party. During the nine months ended December 31, 2022, we received payments totaling $3.1 million to extinguish this loan receivable and we recorded a loss of $0.2 million within loss on disposal or impairment of assets, net to write off the remaining balance.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2022	March 31, 2022
	(in thousands)
Accrued interest	$91,873	$56,104
Accrued compensation and benefits	20,543	18,417
Excise and other tax liabilities	13,753	10,451
Derivative liabilities	13,688	27,108
Product exchange liabilities	10,765	853
Other	23,778	27,786
Total	$174,400	$140,719

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. This guidance was to be effective prospectively upon issuance through December 31, 2022 and applied from the beginning of an interim period that included the issuance date of this ASU. However, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date from December 31, 2022 to December 31, 2024. All other provisions of ASU 2020-04 were unchanged. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with the SOFR (as defined herein) benchmark (as discussed further in Note 6). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Weighted average common units outstanding during the period:
Common units - Basic	131,015,658	129,810,245	130,802,920	129,666,303
Effect of Dilutive Securities:
Partial redemption of Class D Preferred Units (1)	3,469,667	—	—	—
Common units - Diluted	134,485,325	129,810,245	130,802,920	129,666,303

(1)    Under the if-converted method, amount represents the number of common units that would be issued to partially redeem outstanding Class D Preferred Units. Per the amended and restated limited partnership agreement (the “Partnership Agreement”), the Partnership can redeem up to 50% of the outstanding Class D Preferred Units, but is limited in the number of common units that can be used (the lower of 15% of the outstanding common units or 10 times the 30-day average daily trading volume) for the redemption.

For the three months ended December 31, 2022, the service awards and warrants were considered antidilutive and for the three months ended December 31, 2021 all convertible securities were considered antidilutive. For the nine months ended December 31, 2022 and 2021, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands, except unit and per unit amounts)
Net income (loss)	$58,982	$(18,982)	$85,695	$(154,691)
Less: Net (income) loss attributable to noncontrolling interests	(448)	63	(790)	(705)
Net income (loss) attributable to NGL Energy Partners LP	58,534	(18,919)	84,905	(155,396)
Less: Distributions to preferred unitholders (1)	(32,501)	(26,361)	(90,482)	(77,198)
Less: Net (income) loss allocated to GP (2)	(26)	47	6	233
Net income (loss) allocated to common unitholders - basic	26,007	(45,233)	(5,571)	(232,361)
Plus: Distributions to preferred unitholders (3)	116	—	—	—
Net income (loss) allocated to common unitholders - diluted	$26,123	$(45,233)	$(5,571)	$(232,361)
Basic income (loss) per common unit	$0.20	$(0.35)	$(0.04)	$(1.79)
Diluted income (loss) per common unit	$0.19	$(0.35)	$(0.04)	$(1.79)
Basic weighted average common units outstanding	131,015,658	129,810,245	130,802,920	129,666,303
Diluted weighted average common units outstanding	134,485,325	129,810,245	130,802,920	129,666,303

(1)    Includes cumulative distributions for the three months and nine months ended December 31, 2022 and 2021 which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net (income) loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.
(3)    Under the if-converted method, amount represents the Class D Preferred Unit distributions that would be eliminated due to the partial redemption of the Class D Preferred Units.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			December 31, 2022	March 31, 2022
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$176,894	$173,199
Pipeline and related facilities	30	-	40	265,642	265,643
Vehicles and railcars (1)	3	-	25	92,851	93,126
Water treatment facilities and equipment	3	-	30	2,111,554	2,040,687
Crude oil tanks and related equipment	2	-	30	237,310	236,805
Barges and towboats	5	-	30	146,023	138,778
Information technology equipment	3	-	7	38,111	48,664
Buildings and leasehold improvements	3	-	40	149,342	151,071
Land				92,840	100,038
Tank bottoms and linefill (2)				39,794	30,443
Other	3	-	20	12,138	15,252
Construction in progress				38,774	55,690
				3,401,273	3,349,396
Accumulated depreciation				(1,000,765)	(887,006)
Net property, plant and equipment				$2,400,508	$2,462,390

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Depreciation expense	$50,005	$48,404	$145,862	$156,855
Capitalized interest expense	$250	$149	$740	$805

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
	(in thousands)
Water Solutions	$9,467	$20,137
Crude Oil Logistics	(213)	(1,909)
Liquids Logistics	54	51
Corporate and Other	(694)	(1,214)
Total	$8,614	$17,065

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		December 31, 2022			March 31, 2022
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	19.0	$1,200,919	$(480,437)	$720,482	$1,200,919	$(436,837)	$764,082
Customer commitments	21.5	192,000	(26,880)	165,120	192,000	(21,120)	170,880
Pipeline capacity rights	20.9	7,799	(2,362)	5,437	7,799	(2,167)	5,632
Rights-of-way and easements	31.0	94,854	(14,396)	80,458	91,664	(12,201)	79,463
Water rights	16.6	99,869	(24,940)	74,929	99,869	(20,404)	79,465
Executory contracts and other agreements	23.3	21,431	(4,414)	17,017	20,931	(3,014)	17,917
Non-compete agreements	0.3	1,100	(1,027)	73	7,000	(6,487)	513
Debt issuance costs (1)	3.2	23,479	(8,619)	14,860	22,202	(5,055)	17,147
Total amortizable		1,641,451	(563,075)	1,078,376	1,642,384	(507,285)	1,135,099
Non-amortizable:
Trade names		255	—	255	255	—	255
Total		$1,641,706	$(563,075)	$1,078,631	$1,642,639	$(507,285)	$1,135,354

(1)    Includes debt issuance costs related to the ABL Facility (as defined herein). Debt issuance costs related to the fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2022	2021	2022	2021
	(in thousands)
Depreciation and amortization	$19,322	$20,076	$58,243	$65,290
Cost of sales	68	69	205	213
Interest expense	1,203	1,283	3,564	3,658
Operating expenses	62	62	185	185
Total	$20,655	$21,490	$62,197	$69,346

The following table summarizes expected amortization of our intangible assets at December 31, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (three months)	$20,647
2024	76,228
2025	68,007
2026	65,091
2027	60,388
2028	57,535
Thereafter	730,480
Total	$1,078,376

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2022			March 31, 2022
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(28,314)	$2,021,686	$2,050,000	$(35,140)	$2,014,860
Asset-based revolving credit facility (“ABL Facility”)	156,000	—	156,000	116,000	—	116,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	301,885	(633)	301,252	475,702	(1,873)	473,829
6.125% Notes due 2025 (“2025 Notes”)	380,020	(1,825)	378,195	380,020	(2,456)	377,564
7.500% Notes due 2026 (“2026 Notes”)	330,902	(2,796)	328,106	332,402	(3,460)	328,942
Other long-term debt	39,774	(51)	39,723	41,705	(59)	41,646
	3,258,581	(33,619)	3,224,962	3,395,829	(42,988)	3,352,841
Less: Current maturities	304,421	(633)	303,788	2,378	—	2,378
Long-term debt	$2,954,160	$(32,986)	$2,921,174	$3,393,451	$(42,988)	$3,350,463

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

Compliance

At December 31, 2022, we were in compliance with the covenants under the Indenture.

ABL Facility

The ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial commitments under the ABL Facility were $500.0 million. On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. In addition, the sub-limit for letters of credit was increased to $250.0 million and the LIBOR benchmark was replaced with an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the interest rate benchmark. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At December 31, 2022, $156.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $168.4 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

At December 31, 2022, the borrowings under the ABL Facility had a weighted average interest rate of 7.37% calculated as the prime rate of 7.50% plus a margin of 1.75% on the alternate base borrowings and the weighted average SOFR of 4.33% plus a margin of 2.75% for the SOFR borrowings. On December 31, 2022, the interest rate in effect on letters of credit was 2.75%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At December 31, 2022, no Cash Dominion Event had occurred.

Compliance

At December 31, 2022, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, which mature on November 1, 2023, the 2025 Notes, which mature on March 1, 2025 and the 2026 Notes, which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
	(in thousands)
2023 Notes
Notes repurchased	$97,457	$173,817
Cash paid (excluding payments of accrued interest)	$94,575	$166,926
Gain on early extinguishment of debt (1)	$2,667	$6,444

2026 Notes
Notes repurchased	$—	$1,500
Cash paid (excluding payments of accrued interest)	$—	$1,121
Gain on early extinguishment of debt (2)	$—	$364

(1)    Gain on early extinguishment of debt for the three months and nine months ended December 31, 2022 is inclusive of the write-off of debt issuance costs of $0.2 million and $0.4 million, respectively. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statements of operations.
(2)    Gain on early extinguishment of debt for the nine months ended December 31, 2022 is inclusive of the write-off of debt issuance costs of less than $0.1 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statements of operations.

Subsequent to December 31, 2022, we have repurchased $98.5 million of the 2023 Notes and as of February 8, 2023, the outstanding balance of the 2023 Notes is $203.4 million.

We expect to pay off the remaining outstanding 2023 Notes no later than June 30, 2023, using cash flows from operations, and if needed, borrowings under our ABL Facility. Proceeds generated from other cash flow positive initiatives currently being pursued, such as sales of non-core assets, may also be used for additional debt reductions.

Redemption

We currently have the right to redeem all of the outstanding 2023 Notes at 100% of the principal amount plus accrued and unpaid interest. As of March 1, 2023, we will have the right to redeem all or a portion of the outstanding 2025 Notes at 100% of the principal amount plus accrued and unpaid interest. As of April 15, 2024, we will have the right to redeem all or a portion of the outstanding 2026 Notes at 100% of the principal amount plus accrued and unpaid interest.

Compliance

At December 31, 2022, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Other Long-Term Debt

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. We have an aggregate principal balance of $39.8 million at December 31, 2022. The loan matures on November 1, 2027.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2022:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Other Long-Term Debt	Total
	(in thousands)
2023 (three months)	$—	$—	$—	$446	$446
2024	—	—	301,885	2,816	304,701
2025	—	—	380,020	3,068	383,088
2026	2,050,000	156,000	—	3,343	2,209,343
2027	—	—	330,902	3,642	334,544
2028	—	—	—	26,459	26,459
Total	$2,050,000	$156,000	$1,012,807	$39,774	$3,258,581

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $3.0 million and $3.0 million during the three months ended December 31, 2022 and 2021, respectively, and $9.0 million and $9.2 million during the nine months ended December 31, 2022 and 2021, respectively.

The following table summarizes expected amortization of debt issuance costs at December 31, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (three months)	$2,908
2024	11,319
2025	10,808
2026	8,531
2027	46
2028	7
Total	$33,619

Note 7—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (the “December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The trial that is limited to the claim of quantum meruit damages, started on February 6, 2023. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our GP once all information is available to it and after the new trial, any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of December 31, 2022, we have accrued $2.5 million related to this matter.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Partnership is a party defendant to a purported class action complaint filed in the federal court in the Northern District of Oklahoma styled Gary R. Underwood, Successor Trustee for the James L. Price Revocable Living Trust, on behalf of the Trust and all others similarly situated v. NGL Energy Partners LP, Case No. 4:21-cv-00135-CVE-SH. This case seeks class certification on behalf of owners who allege the Partnership’s Crude Oil Logistics group violated Oklahoma’s Production Revenue Standards Act when it failed to include statutory interest on proceeds payments it made to certain mineral owners and to state unclaimed property divisions for oil purchased from certain Oklahoma wells. A substantial portion of the statutory interest claimed to be owed in the lawsuit related to suspended proceeds we inherited from our predecessors and remitted to various state unclaimed property divisions in 2016. With no admission of liability or wrongdoing, but only to avoid the expense and uncertainty of future litigation, the Partnership entered into a settlement agreement in this case to resolve all claims made against it by the plaintiff and the proposed class. We have agreed to pay the sum of approximately $8.4 million to the plaintiff and the proposed class, and we accrued the amount as of December 31, 2022. The settlement agreement is subject to court approval and a full fairness hearing will be held in the coming months.

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

Environmental Matters

At December 31, 2022, we have an environmental liability, measured on an undiscounted basis, of $1.7 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

The following table summarizes changes in our asset retirement obligation, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Balance at March 31, 2022	$29,941
Liabilities incurred	2,367
Liabilities associated with disposed assets (1)	(878)
Liabilities settled	(171)
Accretion expense	2,195
Balance at December 31, 2022	$33,454

(1)    Relates to the sale of six saltwater disposal wells and other long-lived assets within our Water Solutions business.

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

The following table summarizes future minimum throughput payments under these agreements at December 31, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (three months)	$9,466
2024	38,495
2025	33,588
Total	$81,549

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At December 31, 2022, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
2023 (three months)	$74,358	1,086	$10,651	11,112
2024	—	—	7,367	8,904
2025	—	—	2,829	3,486
2026	—	—	1,982	2,730
2027	—	—	1,808	2,520
Total	$74,358	1,086	$24,637	28,752

Index-Price Commodity Purchase Commitments:
2023 (three months)	$1,465,229	18,666	$368,303	373,268
2024	2,592,153	34,575	224,896	247,447
2025	1,582,749	22,775	6,910	10,500
2026	659,019	10,410	—	—
Total	$6,299,150	86,426	$600,109	631,215

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At December 31, 2022, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
2023 (three months)	$72,426	1,050	$153,699	119,489
2024	—	—	26,197	26,608
2025	—	—	4,035	4,548
2026	—	—	2,304	3,056
2027	—	—	2,065	2,805
Total	$72,426	1,050	$188,300	156,506

Index-Price Commodity Sale Commitments:
2023 (three months)	$1,332,521	17,188	$390,313	340,449
2024	1,310,390	16,672	31,860	33,009
2025	743,470	10,220	—	—
2026	27,493	390	—	—
Total	$3,413,874	44,470	$422,173	373,458

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $35.0 million of our prepaid expenses and other current assets and $13.6 million of our accrued expenses and other payables at December 31, 2022.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at December 31, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (three months)	$2,070
2024	10,004
2025	3,707
2026	1,342
2027	1,328
2028	1,269
Thereafter	4,222
Total	$23,942

As part of the acquisition of Hillstone Environmental Partners, LLC, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility (the “Subsidy Agreement”). For the three months and nine months ended December 31, 2022, we recorded $0.5 million and $1.3 million, respectively, and for the three months and nine months ended December 31, 2021, we recorded $0.6 million and $1.7 million, respectively, within operating expense in our unaudited condensed consolidated statements of operations. The Subsidy Agreement expired on December 31, 2022.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At December 31, 2022, we owned 8.69% of our GP.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units during the nine months ended December 31, 2022, we issued 626 notional units to our GP for less than $0.1 million in order to maintain its 0.1% interest in the Partnership.

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

Class B Preferred Units

As of December 31, 2022, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

On July 1, 2022, the Class B Preferred Units distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month LIBOR interest rate (3.75% for the quarter ended December 31, 2022) plus a spread of 7.21%. For the quarter ended December 31, 2022, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for December 31, 2022 is $0.6855 and the cumulative distribution since suspension for each Class B Preferred Unit is $4.6541. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of December 31, 2022 is $63.1 million.

Class C Preferred Units

As of December 31, 2022, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended December 31, 2022, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for December 31, 2022 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $4.8125. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of December 31, 2022 is $9.4 million.

Class D Preferred Units

As of December 31, 2022, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The current distribution rate for the Class D Preferred Units increased on July 1, 2022 from 9.00% to 10.00% per year per unit (equal to $100.00 per every $1,000 in unit value per year), and includes an additional 1.50% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as defined within the amended Partnership Agreement. For the quarter ended December 31, 2022, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at December 31, 2022 is $29.92 and the average cumulative distribution since suspension for each Class D Preferred unit is $222.42. In addition, the amount of cumulative but unpaid

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of December 31, 2022 is $145.9 million.

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

The following table summarizes the Service Award activity during the nine months ended December 31, 2022:

	Number of Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested Service Award units at March 31, 2022	2,188,800	$2.15
Units vested and issued	(657,600)	$2.15
Units forfeited	(218,750)	$2.15
Unvested Service Award units at December 31, 2022	1,312,450	$2.15

In connection with the vesting of certain Service Awards during the nine months ended December 31, 2022, 31,828 of the newly-vested common units were surrendered by employees in satisfaction of less than $0.1 million of employee withholding taxes paid by the Partnership. Pursuant to the expiration of the LTIP discussed below, those surrendered units are not available for future grants.

As the LTIP expired on May 10, 2021, we had no common units available for grant for the nine months ended December 31, 2022.

As of December 31, 2022, there are 656,225 unvested Service Award units which are expected to vest during the fiscal year ending March 31, 2023 and 656,225 unvested Service Award units which are expected to vest during the fiscal year ending March 31, 2024. Also, any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

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

During the three months ended December 31, 2022 and 2021, we recorded compensation expense related to Service Award units of $0.9 million and $0.7 million, respectively. During the nine months ended December 31, 2022 and 2021, we recorded compensation expense related to Service Award units of $1.9 million and $2.8 million, respectively.

For the unvested Service Award units at December 31, 2022, we had estimated future expense of $0.9 million which we expect to record during the fiscal year ending March 31, 2023 and $1.2 million which we expect to record during the fiscal year ending March 31, 2024.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2022		March 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$59,865	$(9,175)	$73,353	$(47,585)
Level 2 measurements	36,415	(14,166)	51,968	(27,372)
	96,280	(23,341)	125,321	(74,957)

Netting of counterparty contracts (1)	(9,713)	9,713	(47,585)	47,585
Net cash collateral (held) provided	(37,712)	(98)	839	—
Commodity derivatives	$48,855	$(13,726)	$78,575	$(27,372)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2022	March 31, 2022
	(in thousands)
Prepaid expenses and other current assets	$48,855	$78,575
Accrued expenses and other payables	(13,688)	(27,108)
Other noncurrent liabilities	(38)	(264)
Net commodity derivative asset	$35,129	$51,203

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2022:
Crude oil fixed-price (1)	January 2023–December 2023	12	$53,476
Propane fixed-price (1)	January 2023–December 2024	(71)	(6,820)
Refined products fixed-price (1)	January 2023–December 2023	(436)	510
Butane fixed-price (1)	January 2023–January 2024	(230)	3,855
Other	January 2023–August 2024		21,918
			72,939
Net cash collateral held			(37,810)
Net commodity derivative asset			$35,129

At March 31, 2022:
Crude oil fixed-price (1)	April 2022–December 2023	(1,330)	$35,662
Propane fixed-price (1)	April 2022–December 2023	184	3,785
Refined products fixed-price (1)	April 2022–December 2022	685	(6,063)
Butane fixed-price (1)	April 2022–December 2023	(268)	(1,711)
Other	April 2022–March 2023		18,691
			50,364
Net cash collateral provided			839
Net commodity derivative asset			$51,203

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended December 31, 2022 and 2021, we recorded net losses of $0.8 million and $2.2 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the nine months ended December 31, 2022 and 2021, we recorded net losses of $13.9 million and $42.9 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2022, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At December 31, 2022, we had $156.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 7.37%.

On July 1, 2022, the Class B Preferred Units distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month LIBOR interest rate (3.75% for the quarter ended December 31, 2022) plus a spread of 7.21%.

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

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2022 (in thousands):

Senior Secured Notes:
2026 Senior Secured Notes	$1,823,830
Senior Unsecured Notes:
2023 Notes	$292,577
2025 Notes	$305,916
2026 Notes	$253,692

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
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$136,211	$102,917	$382,483	$303,106
Sale of recovered crude oil	30,284	17,865	96,205	48,848
Sale of water	6,127	6,842	15,300	31,694
Other service revenues	7,620	3,029	17,243	13,441
Total Water Solutions revenues	180,242	130,653	511,231	397,089
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	507,793	588,729	1,906,963	1,660,225
Crude oil transportation and other	23,676	18,826	67,083	56,088
Non-Topic 606 revenues	1,876	2,153	5,562	6,518
Elimination of intersegment sales	(1,732)	(2,505)	(7,841)	(7,174)
Total Crude Oil Logistics revenues	531,613	607,203	1,971,767	1,715,657
Liquids Logistics:
Topic 606 revenues
Refined products sales	609,686	503,348	1,994,123	1,340,725
Propane sales	331,031	396,457	751,609	776,157
Butane sales	241,462	296,481	593,654	582,358
Other product sales	120,454	155,556	436,549	409,452
Service revenues	384	361	7,027	8,849
Non-Topic 606 revenues	124,368	81,817	380,110	185,705
Elimination of intersegment sales	—	—	—	(1,324)
Total Liquids Logistics revenues	1,427,385	1,434,020	4,163,072	3,301,922
Total revenues	$2,139,240	$2,171,876	$6,646,070	$5,414,668

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Depreciation and Amortization:
Water Solutions	$52,653	$50,877	$153,951	$164,651
Crude Oil Logistics	11,664	12,166	35,193	37,029
Liquids Logistics	3,485	3,824	10,399	15,627
Corporate and Other	5,816	6,066	17,485	18,050
Total	$73,618	$72,933	$217,028	$235,357

Operating Income (Loss):
Water Solutions	$59,721	$19,851	$160,454	$60,206
Crude Oil Logistics	35,096	21,291	87,012	37,941
Liquids Logistics	20,513	23,158	48,806	(18,790)
Corporate and Other	(12,660)	(15,190)	(37,569)	(34,763)
Total	$102,670	$49,110	$258,703	$44,594

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Water Solutions	$19,292	$21,254	$100,989	$81,807
Crude Oil Logistics	1,516	515	7,793	1,986
Liquids Logistics	880	4,248	4,685	10,308
Corporate and Other	984	341	1,734	1,504
Total	$22,672	$26,358	$115,201	$95,605

The following tables summarize long-lived assets, net (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	December 31, 2022	March 31, 2022
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,884,147	$2,970,911
Crude Oil Logistics	1,017,379	1,050,546
Liquids Logistics (1)	367,460	385,783
Corporate and Other	40,168	49,067
Total	$4,309,154	$4,456,307

(1)    Includes $14.2 million and $17.1 million of non-US long-lived assets at December 31, 2022 and March 31, 2022, respectively.

	December 31, 2022	March 31, 2022
	(in thousands)
Total assets:
Water Solutions	$3,062,983	$3,130,659
Crude Oil Logistics	1,865,022	1,952,048
Liquids Logistics (1)	929,646	888,927
Corporate and Other	56,440	98,711
Total	$5,914,091	$6,070,345

(1)    Includes $58.0 million and $40.2 million of non-US total assets at December 31, 2022 and March 31, 2022, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Purchases from equity method investees	$372	$243	$1,251	$784
Purchases from entities affiliated with management	$—	$957	$—	$1,045

Accounts receivable from affiliates consist of the following at the dates indicated:

	December 31, 2022	March 31, 2022
	(in thousands)
NGL Energy Holdings LLC	$9,630	$8,483
Equity method investees	627	107
Entities affiliated with management	—	1
Total	$10,257	$8,591

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accounts payable to affiliates consist of the following at the dates indicated:

	December 31, 2022	March 31, 2022
	(in thousands)
Equity method investees	$64	$27
Entities affiliated with management	1	46
Total	$65	$73

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of December 31, 2022, the outstanding balance of the loan is approximately $2.3 million. Payments are made monthly, reducing the outstanding balance, and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of December 31, 2022, no accrual has been recorded related to this guarantee.

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in the scope of ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of December 31, 2022.

The majority of our revenue agreements are in the scope of ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $3.9 million of net losses related to changes in the mark-to-market value of these contracts recorded during the nine months ended December 31, 2022.

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at December 31, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (three months)	$37,188
2024	90,551
2025	81,206
2026	23,041
2027	8,130
2028	1,269
Thereafter	804
Total	$242,189

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	December 31, 2022	March 31, 2022
	(in thousands)
Accounts receivable from contracts with customers	$530,676	$605,384

Contract liabilities balance at March 31, 2022	$7,667
Payment received and deferred	47,424
Payment recognized in revenue	(34,295)
Contract liabilities balance at December 31, 2022	$20,796

Note 13—Leases

Lessee Accounting

Our operating lease activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost (1)	$12,436	$14,180	$39,596	$44,474
Variable lease cost (1)	7,397	5,725	21,987	15,978
Short-term lease cost (1)	94	60	242	219
Finance lease cost
Amortization of right-of-use asset (2)	1	—	2	—
Interest on lease obligation (3)	4	—	6	—
Total lease cost	$19,932	$19,965	$61,833	$60,671

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

The following table summarizes maturities of our lease obligations at December 31, 2022 (in thousands):

	Operating	Finance
Fiscal Year Ending March 31,	Leases	Lease (1)
2023 (three months)	$10,987	$7
2024	35,071	28
2025	22,041	28
2026	9,895	28
2027	4,593	28
2028	4,016	10
Thereafter	26,763	—
Total lease payments	113,366	129
Less imputed interest	(26,965)	—
Total lease obligations	$86,401	$129

(1)    At December 31, 2022, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$39,207	$43,919
Operating cash outflows from finance lease	$6	$—
Financing cash outflows from finance lease	$6	$—

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$17,452	$11,738
Finance lease	$102	$—

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended December 31, 2022 and 2021, fixed rental revenue was $4.5 million, which includes $2.3 million of sublease revenue, and $3.7 million, which includes $0.5 million of sublease revenue, respectively. During the nine months ended December 31, 2022 and 2021, fixed rental revenue was $11.2 million, which includes $3.4 million of sublease revenue and $10.9 million, which includes $1.1 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancelable operating lease agreements at December 31, 2022 (in thousands):

Fiscal Year Ending March 31,
2023 (three months)	$3,143
2024	15,534
2025	4,698
2026	4,017
2027	4,017
2028	4,016
Total	$35,425

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes changes in our allowance for expected credit losses:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2022	$2,626	$458
Change in provision for expected credit losses	(27)	(458)
Write-offs charged against the provision	(144)	—
Balance at December 31, 2022	$2,455	$—

Note 15—Other Matters

Dispute Settlement

During the three months ended December 31, 2022, we recorded other income of $29.5 million to settle a dispute associated with commercial activities not occurring in the current reporting periods. We received payment on December 29, 2022. This amount is recorded within other income, net in our unaudited condensed consolidated statements of operations for the three months and nine months ended December 31, 2022.

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

Note 16—Subsequent Events

Subsequent to December 31, 2022, we repurchased $98.5 million of the 2023 Notes. See Note 6 for a further discussion related to the repurchasing of the 2023 Notes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2022. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 6, 2022.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At December 31, 2022, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Global Pandemic and Ukraine War

While the COVID-19 pandemic did not have as significant of an impact on our business and industry in 2022 as it did in prior periods, primarily due to reopening economies and the reduction in oil and natural gas supply, intermittent lockdowns, travel bans and similar restrictions in certain markets from time to time continue to impact our business and cause volatility in commodity prices. Additional factors impacting volatility in commodity prices and production levels include inflation, supply chain issues and the Russia-Ukraine conflict.

Seismic Activity

The subsurface injection of produced water for disposal has been associated with recent induced seismic events in Texas and New Mexico. While these events have been of relatively low magnitude, industry and relevant state regulators are, nevertheless, taking proactive measures to attempt to prevent similar induced seismic events. More specifically, we are engaged in various collaborative industry efforts with other disposal operators and relevant state regulatory agencies, working to collect and review data, enhance understanding of regional fault systems, and ultimately develop and implement appropriate longer-term mitigation strategies. As part of this effort, we have implemented reductions in injected volumes at certain facilities, and where appropriate have temporarily shut-in facilities. To date, due to the capacity of our integrated system in the affected areas, the diverse locations of our disposal facilities, and the connectivity of our system, our ability to dispose of produced water has not been materially impacted by these actions.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Revenues	$2,139,240	$2,171,876	$6,646,070	$5,414,668
Cost of sales	1,860,368	1,950,321	5,879,499	4,800,707
Operating expenses	81,353	72,807	237,371	207,610
General and administrative expense	17,216	18,925	50,601	46,149
Depreciation and amortization	69,327	68,480	204,105	222,145
Loss on disposal or impairment of assets, net	8,306	12,233	15,791	93,463
Operating income	102,670	49,110	258,703	44,594
Equity in earnings of unconsolidated entities	1,213	119	3,094	765
Interest expense	(75,920)	(68,379)	(211,528)	(204,004)
Gain on early extinguishment of liabilities, net	2,667	9	6,808	1,131
Other income, net	28,100	24	28,731	2,003
Income (loss) before income taxes	58,730	(19,117)	85,808	(155,511)
Income tax benefit (expense)	252	135	(113)	820
Net income (loss)	58,982	(18,982)	85,695	(154,691)
Less: Net (income) loss attributable to noncontrolling interests	(448)	63	(790)	(705)
Net income (loss) attributable to NGL Energy Partners LP	$58,534	$(18,919)	$84,905	$(155,396)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions, dispositions and other transactions. Our results of operations for the three months and nine months ended December 31, 2022 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2023.

Recent Developments

Repurchases of Senior Unsecured Notes

During the three months ended December 31, 2022, we repurchased $97.5 million of the 7.5% senior unsecured notes due 2023 (“2023 Notes”).

Acquisitions and Dispositions

The following transaction impacted the comparability of our results of operations between our current and prior fiscal years.

•On June 18, 2021, we sold our approximately 71.5% interest in Sawtooth Caverns, LLC (“Sawtooth”) to a group of buyers.

Subsequent Events

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of transactions that occurred subsequent to December 31, 2022.

Segment Operating Results for the Three Months Ended December 31, 2022 and 2021

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$133,673	$100,106	$33,567
Sale of recovered crude oil	30,284	17,865	12,419
Recycled water	5,470	869	4,601
Other revenues	10,815	11,813	(998)
Total revenues	180,242	130,653	49,589
Expenses:
Cost of sales-excluding impact of derivatives	2,534	4,944	(2,410)
Derivative loss	—	86	(86)
Operating expenses	54,665	43,177	11,488
General and administrative expenses	2,772	1,783	989
Depreciation and amortization expense	52,591	50,815	1,776
Loss on disposal or impairment of assets, net	7,959	9,997	(2,038)
Total expenses	120,521	110,802	9,719
Segment operating income	$59,721	$19,851	$39,870

Produced water processed (barrels per day)
Delaware Basin	2,128,673	1,551,621	577,052
Eagle Ford Basin	131,551	110,243	21,308
DJ Basin	151,265	159,332	(8,067)
Other Basins	14,335	18,351	(4,016)
Total	2,425,824	1,839,547	586,277
Recycled water (barrels per day)	167,774	52,854	114,920
Total (barrels per day)	2,593,598	1,892,401	701,197
Skim oil sold (barrels per day)	4,099	2,678	1,421
Service fees for produced water processed ($/barrel) (1)	$0.60	$0.59	$0.01
Recovered crude oil for produced water processed ($/barrel) (1)	$0.14	$0.11	$0.03
Operating expenses for produced water processed ($/barrel) (1)	$0.25	$0.26	$(0.01)

(1)    Total produced water barrels processed during the three months ended December 31, 2022 and 2021 were 223,175,902 and 169,238,413, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in produced water volumes processed as a result of increased crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin as well as higher fees charged for spot volumes.

Recovered Crude Oil Revenues. The increase was due primarily to higher volumes of skim oil barrels sold due to an increase in produced water volumes processed as well as higher realized crude oil prices received from the sale of skim oil barrels. Additionally, an increase in the number of wells completed in our area of operations during the period with increased flowback activity resulted in higher skim oil volumes per barrel of produced water processed.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The increase was due primarily to increasing demand for water to be used in completions, driven by an increase in drilling and completion activity primarily in the Delaware Basin, and our customers’ transition from brackish non-potable water to recycled water and higher pricing for recycled water.

Other Revenues. Other revenues primarily include brackish non-potable water revenues, water pipeline revenues, land surface use revenues, solids disposal revenues and reimbursements from customer projects. The decrease was due primarily to lower sales of brackish non-potable water related to the termination of a joint marketing agreement as well as our customers transitioning from brackish non-potable water to recycled water, partially offset by reimbursements for construction projects in the current period.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchases of brackish non-potable water from third-parties to meet customer needs due to the termination of a joint marketing agreement.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended December 31, 2022, we had no derivative activity. During the three months ended December 31, 2021, we had $1.8 million of net unrealized losses on derivatives and $1.7 million of net realized gains on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility, royalty and chemical expenses as a result of the increase in produced water volumes processed. Utility, royalty and chemical expenses, which are three of our largest variable expenses, were not impacted by the rise in inflation due to negotiated long-term utility contracts with fixed rates, royalty contracts with no escalation clauses and a fixed chemical expense per barrel with our chemical provider. The increase was also due to higher severance taxes due to the increase in revenue from recovered crude oil.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure. This increase was partially offset by certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2022 and nine months ended December 31, 2022.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2022, we recorded a net loss of $6.1 million primarily related to the sale of certain assets. We also recorded a net loss of $4.0 million to write down the value of two inactive saltwater disposal facilities and damaged equipment at another saltwater disposal facility as well as the abandonment of certain capital projects and the retirement of certain assets. In addition, we recorded a gain of $2.2 million from an insurance recovery for saltwater disposal facility damaged in a prior period. During the three months ended December 31, 2021, we recorded a net loss of $14.3 million primarily related to the write-down of an inactive saltwater disposal facility and damaged equipment and wells at other facilities, abandonment of certain capital projects and the sale of certain other miscellaneous assets and a gain of $4.3 million on the sale of certain land and a landfill permit.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$507,793	$588,729	$(80,936)
Crude oil transportation and other	25,552	20,979	4,573
Total revenues (1)	533,345	609,708	(76,363)
Expenses:
Cost of sales-excluding impact of derivatives	478,889	556,581	(77,692)
Derivative (gain) loss	(5,266)	2,455	(7,721)
Operating expenses	11,441	13,079	(1,638)
General and administrative expenses	1,244	1,874	(630)
Depreciation and amortization expense	11,664	12,166	(502)
Loss on disposal or impairment of assets, net	277	2,262	(1,985)
Total expenses	498,249	588,417	(90,168)
Segment operating income	$35,096	$21,291	$13,805

Crude oil sold (barrels)	5,955	7,515	(1,560)
Crude oil transported on owned pipelines (barrels)	7,062	7,590	(528)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	2,000	1,501	499
Crude oil inventory (barrels) (2)	892	1,295	(403)
Crude oil sold ($/barrel)	$85.272	$78.341	$6.931
Cost per crude oil sold ($/barrel) (3)	$80.418	$74.063	$6.355
Crude oil product margin ($/barrel) (3)	$4.854	$4.278	$0.576

(1)    Revenues include $1.7 million and $2.5 million of intersegment sales during the three months ended December 31, 2022 and 2021, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2022 and December 31, 2021, respectively. The decrease in crude oil inventory was due primarily to capitalizing additional crude oil barrels as linefill as a result of increased requirements.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The decrease was due primarily to a reduction in sales volumes primarily due to lower production in the DJ Basin and increased buy/sell transactions during the quarter ended December 31, 2022. Buy/sell transactions are transactions in which we purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions. The decrease was partially offset by an increase in crude oil prices during the three months ended December 31, 2022, compared to the three months ended December 31, 2021

Crude Oil Transportation and Other Revenues. The increase was primarily due to an increase in charter days and day rates within our marine transportation business due to increased demand.

During the three months ended December 31, 2022, physical volumes on the Grand Mesa Pipeline averaged approximately 77,000 barrels per day, compared to approximately 83,000 barrels per day for the three months ended December 31, 2021 (volume amounts are from both internal and external parties). Both contracted and non-contracted volumes decreased as overall production in the DJ Basin declined in part due to producer permitting issues.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to a reduction in sales volumes, as discussed above, which was partially offset by an increase in crude oil prices.

Derivative (Gain) Loss. Our cost of sales during the three months ended December 31, 2022 included $3.5 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $1.8 million of net unrealized gains on derivatives. The amount for the three months ended December 31, 2022 includes net realized gains of $10.1 million and net unrealized losses of $0.7 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the three months ended December 31, 2021 included $34.7 million of net realized losses on derivatives, driven by the increase in crude oil prices, and $32.2 million of net unrealized gains on derivatives. The amount for the three months ended December 31, 2021 includes net realized losses of $25.5 million and net unrealized gains of $26.4 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Product Margin. The increase was due to higher crude oil prices due to higher contracted rates with certain producers as well as increased differentials on certain other sales contracts. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Operating and General and Administrative Expenses. The decrease was primarily related to the sale of the trucking business during the three months ended March 31, 2022.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our trucking assets during the three months ended March 31, 2022.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2022, we recorded a net loss of $0.3 million primarily due to disposals and retirements of certain assets. During the three months ended December 31, 2021, we recorded a net loss of $2.2 million for an impairment due to damage caused by Hurricane Ida to one of our Gulf Coast terminals.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$609,686	$503,383	$106,303
Cost of sales-excluding impact of derivatives	593,704	493,388	100,316
Derivative loss	1,023	189	834
Product margin	14,959	9,806	5,153

Propane sales:
Revenues	332,328	397,365	(65,037)
Cost of sales-excluding impact of derivatives	313,151	403,814	(90,663)
Derivative loss (gain)	7,486	(1,392)	8,878
Product margin (loss)	11,691	(5,057)	16,748

Butane sales:
Revenues	241,805	296,844	(55,039)
Cost of sales-excluding impact of derivatives	237,478	272,450	(34,972)
Derivative gain	(3,628)	(5,959)	2,331
Product margin	7,955	30,353	(22,398)

Other product sales:
Revenues-excluding impact of derivatives	231,650	228,541	3,109
Cost of sales-excluding impact of derivatives	225,480	213,654	11,826
Derivative loss	1,189	6,816	(5,627)
Product margin	4,981	8,071	(3,090)

Service revenues:
Revenues	2,310	2,280	30
Cost of sales	454	193	261
Product margin	1,856	2,087	(231)

Expenses:
Operating expenses	15,247	16,551	(1,304)
General and administrative expenses	2,266	1,821	445
Depreciation and amortization expense	3,417	3,756	(339)
Gain on disposal or impairment of assets, net	(1)	(26)	25
Total expenses	20,929	22,102	(1,173)
Segment operating income	$20,513	$23,158	$(2,645)

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	159,999	168,189	(8,190)

Refined products sold (gallons)	192,340	203,898	(11,558)
Refined products sold ($/gallon)	$3.170	$2.469	$0.701
Cost per refined products sold ($/gallon) (2)	$3.087	$2.420	$0.667
Refined products product margin ($/gallon) (2)	$0.083	$0.049	$0.034
Refined products inventory (gallons) (1)	1,738	1,314	424

Propane sold (gallons)	305,067	294,282	10,785
Propane sold ($/gallon)	$1.089	$1.350	$(0.261)
Cost per propane sold ($/gallon) (2)	$1.026	$1.372	$(0.346)
Propane product margin (loss) ($/gallon) (2)	$0.063	$(0.022)	$0.085
Propane inventory (gallons) (1)	97,283	125,235	(27,952)

Butane sold (gallons)	177,061	180,191	(3,130)
Butane sold ($/gallon)	$1.366	$1.647	$(0.281)
Cost per butane sold ($/gallon) (2)	$1.341	$1.512	$(0.171)
Butane product margin ($/gallon) (2)	$0.025	$0.135	$(0.110)
Butane inventory (gallons) (1)	31,029	45,129	(14,100)

Other products sold (gallons)	96,349	99,915	(3,566)
Other products sold ($/gallon)	$2.404	$2.287	$0.117
Cost per other products sold ($/gallon) (2)	$2.340	$2.138	$0.202
Other products product margin ($/gallon) (2)	$0.064	$0.149	$(0.085)
Other products inventory (gallons) (1)	13,360	23,491	(10,131)

(1)    Information is presented as of December 31, 2022 and December 31, 2021, respectively.
(2)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increase in refined products prices. This was partially offset by a decrease in volumes primarily related to tighter supply in certain markets.

Refined Products Derivative Loss. Our refined products margin during the three months ended December 31, 2022 included a realized loss of $1.0 million and the three months ended December 31, 2021 included a realized loss of $0.2 million.

Refined Products product margins increased during the three months ended December 31, 2022 due to continued higher demand in several markets that were experiencing tighter supply as well as being positioned from a supply and inventory perspective during the continued period of extreme volatility in commodity prices.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due to significantly lower propane market prices during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Propane prices have declined along with the decline in global energy prices as a result of the increase in interest rates to curb inflation and the overall concerns in the economy about a potential recession, as well as due to an increase in days of domestic supply available, combined with lower forecasted demand. Sales volumes increased as customers started taking delivery of their forward fixed-priced sales contracts. This was partially offset by sales volumes decreases due to the decommissioning of a critical underground storage facility in the Midwest in April 2022. We expect the volume previously sold at this facility will be partially replaced by redirecting customers to other facilities and by transloading product from railcars to trucks.

Propane Derivative Loss (Gain). Our wholesale cost of propane sales during the three months ended December 31, 2022 included net unrealized gains of $1.2 million on derivatives and $8.7 million of net realized losses on derivatives. During the three months ended December 31, 2021, our wholesale cost of propane sales included $29.7 million of net unrealized losses on derivatives and $31.1 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, increased as our current inventory value has reduced with purchases in a lower price environment and the margins from forward fixed-priced sales contracts which were delivered to our customers during the three months ended December 31, 2022. During the three months ended December 31, 2021, we experienced the opposite situation and were replacing our inventory when prices were rising.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due to lower prices and weaker spot demand for the product, especially exports. The softening of export economics continued during the three months ended December 31, 2022, which led to lower domestic prices as less product was being moved abroad. Overall concerns about the economy and inflation also continued to weigh on the domestic market. The decline in volumes was primarily due to the export market as we were able to supply more product in the prior year to export companies.

Butane Derivative Gain. Our cost of butane sales during the three months ended December 31, 2022 included $9.1 million of net unrealized losses on derivatives and $12.8 million of net realized gains on derivatives. Our cost of butane sales included $12.9 million of net unrealized gains on derivatives and $6.9 million of net realized losses on derivatives during the three months ended December 31, 2021.

Butane product margins, excluding the impact of derivatives, decreased during the three months ended December 31, 2022, as compared to the three months ended December 31, 2021 due to the declining prices, lower export demand and increased freight charges due to higher fuel surcharges.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to our increased supply of biodiesel to sell during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 due to favorable supply contracts entered into in the prior year. This was partially offset by a decrease in asphalt revenues as we were impacted by supply constraints during the first two months of the quarter.

Other Products Derivative Loss. Our derivatives of other products included $1.3 million of net unrealized gains and $2.5 million of net realized losses on derivatives during the three months ended December 31, 2022. Our derivatives of other products during the three months ended December 31, 2021 included $0.1 million of net unrealized losses and $6.7 million of net realized losses on derivatives.

Other product sales product margins during the three months ended December 31, 2022 decreased from the prior year primarily due to a decrease in feedstock prices, which drove a decrease in the index price of biodiesel. The decrease in feedstock prices was largely driven by the Environmental Protection Agency’s finalization of its renewables volume obligation requirements for biodiesel producers for future periods, which was announced in December 2022. Also, asphalt margins declined as we had supply constraints in October and November 2022.

Service Revenues. This revenue includes storage, terminaling and transportation services income. Revenues during the three months ended December 31, 2022 were consistent with the three months ended December 31, 2021.

Operating and General and Administrative Expenses. The decrease was primarily related to lower incentive compensation costs due to lower operating results.

Depreciation and Amortization Expense. The decrease was primarily due to lower amortization expense due to certain intangible assets being fully amortized as of December 31, 2021.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands)
Expenses:
General and administrative expenses	$10,934	$13,447	$(2,513)
Depreciation and amortization expense	1,655	1,743	(88)
Loss on disposal or impairment of assets, net	71	—	71
Total expenses	12,660	15,190	(2,530)
Operating loss	$(12,660)	$(15,190)	$2,530

General and Administrative Expenses. The expenses during the three months ended December 31, 2022 were lower due to lower compensation expense as a result of lower headcount and lower consulting fees.

Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended December 31, 2022 was consistent with the three months ended December 31, 2021.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2022, we recorded an impairment loss on the sublease of a building we were no longer using.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.2 million during the three months ended December 31, 2022, compared to $0.1 million during the three months ended December 31, 2021. The increase of $1.1 million during the three months ended December 31, 2022 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands)
Senior secured notes	$38,438	$38,438	$—
Senior unsecured notes	18,925	21,797	(2,872)
Revolving credit facility	5,244	2,955	2,289
Other indebtedness	9,152	867	8,285
Total debt interest expense	71,759	64,057	7,702
Amortization of debt issuance costs	4,161	4,322	(161)
Total interest expense	$75,920	$68,379	$7,541

The debt interest expense increased $7.7 million during the three months ended December 31, 2022 due primarily to the accrual of a settlement of a claim for the failure to pay interest on royalty payments, as discussed further in Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report. This increase was also due in part to an increase in the average balance outstanding under our revolving credit facility in the current period compared to the same period in the prior year and increased floating interest rates, offset by lower interest expense resulting from repurchases of a portion of our Senior Unsecured Notes.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $2.7 million during the three months ended December 31, 2022, compared to less than $0.1 million during the three months ended December 31, 2021. During the three months ended December 31, 2022 and 2021, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes (as defined herein). See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The increase in other income, net for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, was due primarily to the settlement of a dispute associated with commercial activities not occurring in the current reporting periods. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Income Tax Benefit

Income tax benefit was $0.3 million during the three months ended December 31, 2022, compared to an income tax benefit of $0.1 million during the three months ended December 31, 2021. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $0.4 million during the three months ended December 31, 2022, compared to a noncontrolling interest loss of $0.1 million during the three months ended December 31, 2021. The increase during the three months ended December 31, 2022 was due primarily to higher income from certain water solutions operations.

Segment Operating Results for the Nine Months Ended December 31, 2022 and 2021

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$373,851	$293,291	$80,560
Sale of recovered crude oil	96,205	48,848	47,357
Recycled water	12,842	7,207	5,635
Other revenues	28,333	47,743	(19,410)
Total revenues	511,231	397,089	114,142
Expenses:
Cost of sales-excluding impact of derivatives	9,316	20,892	(11,576)
Derivative loss	4,363	899	3,464
Operating expenses	158,401	125,667	32,734
General and administrative expenses	6,996	5,509	1,487
Depreciation and amortization expense	153,766	164,466	(10,700)
Loss on disposal or impairment of assets, net	17,935	19,450	(1,515)
Total expenses	350,777	336,883	13,894
Segment operating income	$160,454	$60,206	$100,248

Produced water processed (barrels per day)
Delaware Basin	2,001,242	1,488,529	512,713
Eagle Ford Basin	114,191	99,298	14,893
DJ Basin	151,792	142,606	9,186
Other Basins	15,114	25,516	(10,402)
Total	2,282,339	1,755,949	526,390
Recycled water (barrels per day)	132,851	76,319	56,532
Total (barrels per day)	2,415,190	1,832,268	582,922
Skim oil sold (barrels per day)	3,757	2,667	1,090
Service fees for produced water processed ($/barrel) (1)	$0.60	$0.61	$(0.01)
Recovered crude oil for produced water processed ($/barrel) (1)	$0.15	$0.10	$0.05
Operating expenses for produced water processed ($/barrel) (1)	$0.25	$0.26	$(0.01)

(1)    Total produced water barrels processed during the nine months ended December 31, 2022 and 2021 were 627,643,232 and 482,885,902, respectively.

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

Recovered Crude Oil Revenues. The increase was due primarily to higher volumes of skim oil barrels sold due to an increase in produced water volumes processed as well as higher realized crude oil prices received from the sale of skim oil barrels. Additionally, an increase in the number of wells completed in our area of operations during the period with increased flowback activity resulted in higher skim oil volumes per barrel of produced water processed

Recycled Water Revenues. The increase was due primarily to increasing demand for water to be used in completions, driven by an increase in drilling and completion activity primarily in the Delaware Basin, and our customers’ transition from brackish non-potable water to recycled water and higher pricing for recycled water.

Other Revenues. The decrease was due primarily to lower sales of brackish non-potable water related to the termination of a joint marketing agreement as well as our customers transitioning from brackish non-potable water to recycled water, partially offset by reimbursements for construction projects in the current period.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchases of brackish non-potable water from third-parties to meet customer needs due to the termination of a joint marketing agreement.

Derivative Loss. During the nine months ended December 31, 2022, we had $4.5 million of net unrealized gains on derivatives and $8.8 million of net realized losses on derivatives. During the nine months ended December 31, 2021, we had $6.8 million of net unrealized losses on derivatives and $5.9 million of net realized gains on derivatives.

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

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2022 and nine months ended December 31, 2022. This decrease was partially offset by the depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2022, we recorded a net loss of $11.8 million to write down the value of two inactive saltwater disposal facilities and damaged equipment at another saltwater disposal facility, as well as the abandonment of certain capital projects and the retirement of certain assets. We also recorded a net loss of $8.0 million primarily related to the sale of certain assets and a loss of $0.5 million related to the termination of a joint marketing agreement. In addition, we recorded a gain of $2.2 million from an insurance recovery for a saltwater disposal facility damaged in a prior period. During the nine months ended December 31, 2021, we recorded a net loss of $23.7 million primarily related to the write-down of an inactive saltwater disposal facility and damaged equipment and wells at other facilities, abandonment of certain capital projects and the sale of certain other miscellaneous assets and a gain of $4.3 million on the sale of certain land and a landfill permit.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,906,963	$1,660,225	$246,738
Crude oil transportation and other	72,645	62,606	10,039
Total revenues (1)	1,979,608	1,722,831	256,777
Expenses:
Cost of sales-excluding impact of derivatives	1,823,514	1,557,202	266,312
Derivative (gain) loss	(7,213)	41,849	(49,062)
Operating expenses	38,563	40,862	(2,299)
General and administrative expenses	3,818	5,742	(1,924)
Depreciation and amortization expense	35,193	37,029	(1,836)
(Gain) loss on disposal or impairment of assets, net	(1,279)	2,206	(3,485)
Total expenses	1,892,596	1,684,890	207,706
Segment operating income	$87,012	$37,941	$49,071

Crude oil sold (barrels)	19,428	23,027	(3,599)
Crude oil transported on owned pipelines (barrels)	20,832	21,961	(1,129)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	2,000	1,501	499
Crude oil inventory (barrels) (2)	892	1,295	(403)
Crude oil sold ($/barrel)	$98.155	$72.099	$26.056
Cost per crude oil sold ($/barrel) (3)	$93.860	$67.625	$26.235
Crude oil product margin ($/barrel) (3)	$4.295	$4.474	$(0.179)

(1)    Revenues include $7.8 million and $7.2 million of intersegment sales during the nine months ended December 31, 2022 and 2021, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2022 and December 31, 2021, respectively. The decrease in crude oil inventory was due primarily to capitalizing additional crude oil barrels as linefill as a result of increased requirements.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The increase was due primarily to an increase in crude oil prices during the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021. This was partially offset by a reduction in sales volumes primarily due to lower production in the DJ Basin and increased buy/sell transactions during the nine months ended December 31, 2022.

Crude Oil Transportation and Other Revenues. The increase was primarily due to an increase in charter days and day rates within our marine transportation business due to increased demand.

During the nine months ended December 31, 2022, physical volumes on the Grand Mesa Pipeline averaged approximately 76,000 barrels per day, compared to approximately 80,000 barrels per day for the nine months ended December 31, 2021 (volume amounts are from both internal and external parties). Both contracted and non-contracted volumes decreased as overall production in the DJ Basin declined in part due to producer permitting issues.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021.

Derivative (Gain) Loss. Our cost of sales during the nine months ended December 31, 2022 included $50.2 million of net realized losses on derivatives, driven by increasing crude oil prices, and $57.4 million of net unrealized gains on derivatives. The amount for the nine months ended December 31, 2022 includes net realized losses of $27.4 million and net unrealized gains of $35.3 million associated with derivative instruments related to our hedge of the CMA Differential Roll defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the nine months ended December 31, 2021 included $95.7 million of net realized losses on derivatives, driven by the increase in crude oil prices, and $53.8 million of net unrealized gains on derivatives. The amount for the nine months ended December 31, 2021 includes net realized losses of $65.7 million and net unrealized gains of $54.3 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Product Margin. The decrease in product margin was primarily due to the sale of higher priced inventory into a market in which prices were declining during the first six months of the current period. In the prior year, lower priced inventory was sold into a market in which prices were rising during the first six months of the prior year period. In addition, we incurred increased freight costs during the current period. This decrease in product margin was offset by higher contracted rates with certain producers as well as increased differentials on certain other sales contracts in the last three months of the period. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Operating and General and Administrative Expenses. The decrease was primarily related to the sale of the trucking business during the three months ended March 31, 2022, and the completion of the renegotiation of certain leases that resulted in a reduction to expense during the current period.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our trucking assets during the three months ended March 31, 2022.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2022, we recorded a net gain of $1.3 million primarily due to disposals and retirements of certain assets. During the nine months ended December 31, 2021, we recorded a net loss of $2.2 million for an impairment due to damage caused by Hurricane Ida to one of our Gulf Coast terminals.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$1,994,123	$1,340,824	$653,299
Cost of sales-excluding impact of derivatives	1,960,944	1,324,587	636,357
Derivative loss	1,596	1,309	287
Product margin	31,583	14,928	16,655

Propane sales:
Revenues (1)	754,438	778,308	(23,870)
Cost of sales-excluding impact of derivatives	723,486	771,116	(47,630)
Derivative loss (gain)	18,304	(26,221)	44,525
Product margin	12,648	33,413	(20,765)

Butane sales:
Revenues (1)	594,612	583,080	11,532
Cost of sales-excluding impact of derivatives	597,181	540,607	56,574
Derivative (gain) loss	(22,551)	15,554	(38,105)
Product margin	19,982	26,919	(6,937)

Other product sales:
Revenues-excluding impact of derivatives (1)	812,398	570,878	241,520
Cost of sales-excluding impact of derivatives	761,761	535,203	226,558
Derivative loss	19,380	9,484	9,896
Product margin	31,257	26,191	5,066

Service revenues:
Revenues (1)	11,394	14,583	(3,189)
Cost of sales	1,152	1,151	1
Product margin	10,242	13,432	(3,190)

Expenses:
Operating expenses	40,407	41,081	(674)
General and administrative expenses	6,254	5,376	878
Depreciation and amortization expense	10,194	15,409	(5,215)
Loss on disposal or impairment of assets, net	51	71,807	(71,756)
Total expenses	56,906	133,673	(76,767)
Segment operating income (loss)	$48,806	$(18,790)	$67,596

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)	159,999	168,189	(8,190)

Refined products sold (gallons)	566,997	586,136	(19,139)
Refined products sold ($/gallon)	$3.517	$2.288	$1.229
Cost per refined products sold ($/gallon) (3)	$3.458	$2.260	$1.198
Refined products product margin ($/gallon) (3)	$0.059	$0.028	$0.031
Refined products inventory (gallons) (2)	1,738	1,314	424

Propane sold (gallons)	639,686	644,883	(5,197)
Propane sold ($/gallon)	$1.179	$1.207	$(0.028)
Cost per propane sold ($/gallon) (3)	$1.131	$1.196	$(0.065)
Propane product margin ($/gallon) (3)	$0.048	$0.011	$0.037
Propane inventory (gallons) (2)	97,283	125,235	(27,952)

Butane sold (gallons)	409,137	427,646	(18,509)
Butane sold ($/gallon)	$1.453	$1.363	$0.090
Cost per butane sold ($/gallon) (3)	$1.460	$1.264	$0.196
Butane product (loss) margin ($/gallon) (3)	$(0.007)	$0.099	$(0.106)
Butane inventory (gallons) (2)	31,029	45,129	(14,100)

Other products sold (gallons)	294,965	290,078	4,887
Other products sold ($/gallon)	$2.754	$1.968	$0.786
Cost per other products sold ($/gallon) (3)	$2.583	$1.845	$0.738
Other products product margin ($/gallon) (3)	$0.171	$0.123	$0.048
Other products inventory (gallons) (2)	13,360	23,491	(10,131)

(1)    Revenue includes $1.3 million of intersegment sales during the nine months ended December 31, 2021 that is eliminated in our unaudited condensed consolidated statement of operations.
(2)    Information is presented as of December 31, 2022 and December 31, 2021, respectively.
(3)    Cost and product margin per gallon excludes the impact of derivatives.

Refined Products Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increase in refined products prices. This was partially offset by a decrease in volumes primarily related to tighter supply in certain markets.

Refined Products Derivative Loss. Our refined products margin during the nine months ended December 31, 2022 included a realized loss of $1.6 million and the nine months ended December 31, 2021 included a realized loss of $1.3 million.

Refined Products product margins for the nine months ended December 31, 2022 increased from the nine months ended December 31, 2021 due to higher demand in several markets that were experiencing tighter supply as well as being well positioned from a supply and inventory perspective during the continued period of extreme volatility in commodity prices.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due to lower propane prices. Propane prices have declined along with the decline in global energy prices as a result of the increase in interest rates to curb inflation and the overall concerns in the economy about a potential recession, as well as due to an increase in days of domestic supply available, combined with lower forecasted demand. Sales volumes decreased due to the decommissioning of a critical underground storage facility in the Midwest in April 2022.

Propane Derivative Loss (Gain). Our wholesale propane cost of sales included $10.7 million of net unrealized losses on derivatives and $7.6 million of net realized losses on derivatives during the nine months ended December 31, 2022. During the nine months ended December 31, 2021, our cost of wholesale propane sales included $4.0 million of net unrealized gains on derivatives and $22.3 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, increased as we replaced our inventory in a lower price environment and we realized the margin associated with our forward fixed-priced sales contracts and lower inventory costs due to the decreasing prices throughout the nine months ended December 31, 2022. During the nine months ended December 31, 2021, we experienced the opposite situation and were replacing our inventory when prices were rising.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales were due primarily to higher butane prices which were offset by lower volumes due to export economics beginning to soften during the three months ended June 30, 2022, which led to lower domestic prices as less product was being moved abroad. Prices also declined during the three months ended September 30, 2022 due to overall concerns about the economy and inflation weighing on the domestic market.

Butane Derivative (Gain) Loss. Our cost of butane sales during the nine months ended December 31, 2022 included $5.7 million of net unrealized gains on derivatives and $16.9 million of net realized gains on derivatives. Our cost of butane sales included $2.6 million of net unrealized losses on derivatives and $12.9 million of net realized losses on derivatives during the nine months ended December 31, 2021.

Butane product margins, excluding the impact of derivatives, decreased during the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021 due to the declining prices, lower export demand and increased freight charges due to higher fuel surcharges. In addition, we were also negatively impacted by lower location differentials as the product we contracted to purchase in the beginning of the season was continuing to compete with product purchased in the discounted market.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to higher commodity prices and an increased supply of biodiesel to sell during the current year compared to the prior year period due to favorable supply contracts entered into in the prior year.

Other Products Derivatives Loss. Our derivatives of other products included $0.1 million of net unrealized gains on derivatives and $19.5 million of net realized losses on derivatives during the nine months ended December 31, 2022. Our derivatives of other products during the nine months ended December 31, 2021 included less than $0.1 million of net unrealized losses on derivatives and $9.5 million of net realized losses on derivatives.

Other product sales product margins during the nine months ended December 31, 2022 increased due to an increase in biodiesel and biodiesel renewable identification number market prices, as well as securing favorable biodiesel supply contracts in the Midwest and transporting the product for sale in more favorable markets.

Service Revenues. This revenue includes storage, terminaling and transportation services income. The decrease during the nine months ended December 31, 2022 was due to the disposition of Sawtooth in June 2021 as well as less throughput in certain of our propane and butane terminals.

Operating and General and Administrative Expenses. The increase was primarily due to an increase in travel and entertainment, materials and supplies and repair and maintenance expenses partially offset by the sale of Sawtooth in June 2021.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth in June 2021 as well as lower amortization expense due to certain intangible assets being fully amortized as of December 31, 2022.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2022, we recorded a net loss of $0.1 million primarily due to disposals of certain assets. During the nine months ended December 31, 2021, we recorded a net loss of $60.1 million related to the sale of Sawtooth and a net loss of $11.8 million related to the sale of another terminal during the three months ended September 30, 2021.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands)
Expenses:
General and administrative expenses	$33,533	$29,522	$4,011
Depreciation and amortization expense	4,952	5,241	(289)
Gain on disposal or impairment of assets, net	(916)	—	(916)
Total expenses	37,569	34,763	2,806
Operating loss	$(37,569)	$(34,763)	$(2,806)

General and Administrative Expenses. The expenses during the nine months ended December 31, 2022 were higher than the nine months ended December 31, 2021 due to increased incentive compensation expense compared to the prior year. Equity-based compensation also increased primarily due to a reversal of an incentive compensation accrual during the nine months ended December 31, 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense during the nine months ended December 31, 2022 was consistent with the nine months ended December 31, 2021.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2022, we sold an airplane for a gain of $1.3 million, which was partially offset by a loss recorded to write-off the remaining amount of a loan receivable, due July 31, 2023, that was prepaid by the debtor (as discussed further in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report) and an impairment loss recorded on the sublease of a building we were no longer using.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $3.1 million during the nine months ended December 31, 2022, compared to $0.8 million during the nine months ended December 31, 2021. The increase of $2.3 million during the nine months ended December 31, 2022 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands)
Senior secured notes	$115,313	$115,313	$—
Senior unsecured notes	60,028	66,471	(6,443)
Revolving credit facility	13,146	7,201	5,945
Other indebtedness	10,508	2,205	8,303
Total debt interest expense	198,995	191,190	7,805
Amortization of debt issuance costs	12,533	12,814	(281)
Total interest expense	$211,528	$204,004	$7,524

The debt interest expense increased $7.8 million during the nine months ended December 31, 2022 due primarily to the accrual of a settlement of a claim for the failure to pay interest on royalty payments, as discussed further in Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report. This increase was also due in part to an increase in the average balance outstanding under our revolving credit facility in the current period compared to the same period in the prior year and increased floating interest rates, offset by lower interest expense resulting from repurchases of a portion of our Senior Unsecured Notes.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $6.8 million during the nine months ended December 31, 2022, compared to $1.1 million during the nine months ended December 31, 2021. During the nine months ended December 31, 2022 and 2021, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes (as defined herein). For the nine months ended December 31, 2021, the net gain was partially offset by a loss on the early extinguishment of the Sawtooth credit agreement. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

The increase in other income, net for the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021, was due primarily to the settlement of a dispute associated with commercial activities not occurring in the current reporting periods. See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Income Tax (Expense) Benefit

Income tax expense was $0.1 million during the nine months ended December 31, 2022, compared to an income tax benefit of $0.8 million during the nine months ended December 31, 2021. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interest income was $0.8 million during the nine months ended December 31, 2022, compared to $0.7 million during the nine months ended December 31, 2021. The increase during the nine months ended December 31, 2022 was due primarily to higher income from certain water solutions operations during the nine months ended December 31, 2022 and a loss of $0.2 million from the operations of Sawtooth during the nine months ended December 31, 2021, partially offset by lower income from certain recycling operations during the nine months ended December 31, 2022.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$58,982	$(18,982)	$85,695	$(154,691)
Less: Net (income) loss attributable to noncontrolling interests	(448)	63	(790)	(705)
Net income (loss) attributable to NGL Energy Partners LP	58,534	(18,919)	84,905	(155,396)
Interest expense	75,934	68,395	211,573	204,037
Income tax (benefit) expense	(252)	(135)	113	(820)
Depreciation and amortization	69,308	68,452	204,025	221,352
EBITDA	203,524	117,793	500,616	269,173
Net unrealized losses (gains) on derivatives	4,800	(13,500)	(56,930)	(48,254)
CMA Differential Roll net losses (gains) (1)	(8,678)	23,872	19,424	60,987
Inventory valuation adjustment (2)	(2,650)	1,145	(6,765)	1,912
Lower of cost or net realizable value adjustments	(12,568)	2,921	(11,711)	2,636
Loss on disposal or impairment of assets, net	8,290	12,035	15,775	93,268
Gain on early extinguishment of liabilities, net	(2,667)	(9)	(6,808)	(1,168)
Equity-based compensation expense	890	749	1,866	(1,044)
Acquisition expense (3)	—	(36)	—	67
Other (4)	2,315	2,770	3,907	7,525
Adjusted EBITDA	$193,256	$147,740	$459,374	$385,102

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
(4)    Amounts represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized gains/losses on marketable securities, accretion expense for asset retirement obligations and the write off of an asset acquired in a prior period acquisition.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Depreciation and amortization per EBITDA table	$69,308	$68,452	$204,025	$221,352
Intangible asset amortization recorded to cost of sales	(68)	(69)	(205)	(213)
Depreciation and amortization of unconsolidated entities	(193)	(187)	(557)	(545)
Depreciation and amortization attributable to noncontrolling interests	280	284	842	1,551
Depreciation and amortization per unaudited condensed consolidated statements of operations	$69,327	$68,480	$204,105	$222,145

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Depreciation and amortization per EBITDA table	$204,025	$221,352
Amortization of debt issuance costs recorded to interest expense	12,533	12,814
Amortization of royalty expense recorded to operating expense	185	185
Depreciation and amortization of unconsolidated entities	(557)	(545)
Depreciation and amortization attributable to noncontrolling interests	842	1,551
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$217,028	$235,357

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Interest expense per EBITDA table	$75,934	$68,395	$211,573	$204,037
Interest expense attributable to unconsolidated entities	(14)	(15)	(45)	(49)
Interest expense attributable to noncontrolling interests	—	(1)	—	16
Interest expense per unaudited condensed consolidated statements of operations	$75,920	$68,379	$211,528	$204,004

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended December 31, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$59,721	$35,096	$20,513	$(12,660)	$102,670
Depreciation and amortization	52,591	11,664	3,417	1,655	69,327
Amortization recorded to cost of sales	—	—	68	—	68
Net unrealized (gains) losses on derivatives	—	(1,810)	6,610	—	4,800
CMA Differential Roll net losses (gains)	—	(8,678)	—	—	(8,678)
Inventory valuation adjustment	—	—	(2,650)	—	(2,650)
Lower of cost or net realizable value adjustments	—	(3,321)	(9,247)	—	(12,568)
Loss (gain) on disposal or impairment of assets, net	7,959	277	(1)	71	8,306
Equity-based compensation expense	—	—	—	890	890
Other income (expense), net	2	59	(1,481)	29,520	28,100
Adjusted EBITDA attributable to unconsolidated entities	1,357	—	21	45	1,423
Adjusted EBITDA attributable to noncontrolling interest	(747)	—	—	—	(747)
Other	829	(27)	1,513	—	2,315
Adjusted EBITDA	$121,712	$33,260	$18,763	$19,521	$193,256

	Three Months Ended December 31, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$19,851	$21,291	$23,158	$(15,190)	$49,110
Depreciation and amortization	50,815	12,166	3,756	1,743	68,480
Amortization recorded to cost of sales	—	—	69	—	69
Net unrealized losses (gains) on derivatives	1,758	(32,201)	16,943	—	(13,500)
CMA Differential Roll net losses (gains)	—	23,872	—	—	23,872
Inventory valuation adjustment	—	—	1,145	—	1,145
Lower of cost or net realizable value adjustments	—	—	2,921	—	2,921
Loss (gain) on disposal or impairment of assets, net	9,997	2,262	(26)	—	12,233
Equity-based compensation expense	—	—	—	749	749
Acquisition expense	4	—	—	(40)	(36)
Other (expense) income, net	(6)	—	(31)	61	24
Adjusted EBITDA attributable to unconsolidated entities	384	—	10	(70)	324
Adjusted EBITDA attributable to noncontrolling interest	(419)	—	(3)	—	(422)
Other	360	2,374	37	—	2,771
Adjusted EBITDA	$82,744	$29,764	$47,979	$(12,747)	$147,740

	Nine Months Ended December 31, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$160,454	$87,012	$48,806	$(37,569)	$258,703
Depreciation and amortization	153,766	35,193	10,194	4,952	204,105
Amortization recorded to cost of sales	—	—	205	—	205
Net unrealized (gains) losses on derivatives	(4,464)	(57,390)	4,924	—	(56,930)
CMA Differential Roll net losses (gains)	—	19,424	—	—	19,424
Inventory valuation adjustment	—	—	(6,765)	—	(6,765)
Lower of cost or net realizable value adjustments	—	(2,247)	(9,464)	—	(11,711)
Loss (gain) on disposal or impairment of assets, net	17,935	(1,279)	51	(916)	15,791
Equity-based compensation expense	—	—	—	1,866	1,866
Other income (expense), net	10	390	(1,665)	29,996	28,731
Adjusted EBITDA attributable to unconsolidated entities	3,569	—	(3)	134	3,700
Adjusted EBITDA attributable to noncontrolling interest	(1,652)	—	—	—	(1,652)
Other	1,915	98	1,894	—	3,907
Adjusted EBITDA	$331,533	$81,201	$48,177	$(1,537)	$459,374

	Nine Months Ended December 31, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$60,206	$37,941	$(18,790)	$(34,763)	$44,594
Depreciation and amortization	164,466	37,029	15,409	5,241	222,145
Amortization recorded to cost of sales	—	—	213	—	213
Net unrealized losses (gains) on derivatives	6,845	(53,808)	(1,291)	—	(48,254)
CMA Differential Roll net losses (gains)	—	60,987	—	—	60,987
Inventory valuation adjustment	—	—	1,912	—	1,912
Lower of cost or net realizable value adjustments	—	(11)	2,647	—	2,636
Loss on disposal or impairment of assets, net	19,450	2,206	71,807	—	93,463
Equity-based compensation expense	—	—	—	(1,044)	(1,044)
Acquisition expense	4	—	—	63	67
Other income, net	616	350	627	410	2,003
Adjusted EBITDA attributable to unconsolidated entities	1,559	—	(9)	(190)	1,360
Adjusted EBITDA attributable to noncontrolling interest	(1,987)	—	(529)	—	(2,516)
Other	520	6,994	22	—	7,536
Adjusted EBITDA	$251,679	$91,688	$72,018	$(30,283)	$385,102

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are cash flows from our operations, borrowings under our asset-based revolving credit facility (“ABL Facility”), debt issuances and the issuance of common and preferred units. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities.

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

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under our ABL Facility, which we believe will provide liquidity to operate our business, manage our working capital requirements and repay current maturities. Current commitments under the ABL Facility are $600.0 million, but as part of amending the ABL Facility on April 13, 2022, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. We currently anticipate having minimal needs for acquisitions or expansion projects and expect to fund these items through cash flows from operations or borrowings under the ABL Facility. At December 31, 2022, $156.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $168.4 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions. See below for further discussion on the timing of paying down the 2023 Notes.

We are currently working with the banking group under our ABL Facility to extend the additional $100 million of commitments currently available under the ABL Facility, which is set to expire on or before March 31, 2023.

As of December 31, 2022, our current assets exceeded our current liabilities by approximately $33.5 million.

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

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, which mature on November 1, 2023, the 6.125% senior unsecured notes due 2025 (“2025 Notes”), which mature on March 1, 2025 and the 7.5% senior unsecured notes due 2026 (“2026 Notes”), which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

Repurchases

During the three months ended December 31, 2022, we repurchased $97.5 million of the 2023 Notes at a total cash cost of $94.6 million (excluding payments of accrued interest). Subsequent to December 31, 2022, we have repurchased $98.5 million of the 2023 Notes and as of February 8, 2023, the outstanding balance of the 2023 Notes is $203.4 million.

We expect to pay off the remaining outstanding 2023 Notes no later than June 30, 2023, using cash flows from operations, and if needed, borrowings under our ABL Facility. Proceeds generated from other cash flow positive initiatives currently being pursued, such as sales of non-core assets, may also be used for additional debt reductions.

Redemption

We currently have the right to redeem all of the outstanding 2023 Notes at 100% of the principal amount plus accrued and unpaid interest. As of March 1, 2023, we will have the right to redeem all or a portion of the outstanding 2025 Notes at 100% of the principal amount plus accrued and unpaid interest. As of April 15, 2024, we will have the right to redeem all or a portion of the outstanding 2026 Notes at 100% of the principal amount plus accrued and unpaid interest.

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

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended December 31,
2022	$11,208	$11,464	$—	$—
2021	$13,029	$13,329	$—	$115

Nine Months Ended December 31,
2022	$74,151	$41,050	$—	$346
2021	$57,552	$38,053	$—	$350

(1)    There were no acquisitions during the three months or nine months ended December 31, 2022 or 2021.
(2)    Amounts for the three months ended December 31, 2021 and nine months ended December 31, 2022 and 2021 relate to contributions made to unconsolidated entities. There were no other investments during the three months ended December 31, 2022.

Capital expenditures for the fiscal year ending March 31, 2023 are expected to be approximately $115 - $125 million.

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

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Nine Months Ended December 31,
Cash Flows Provided by (Used in):	2022	2021
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$330,191	$224,457
Changes in operating assets and liabilities	(123,326)	(197,546)
Operating activities	$206,865	$26,911
Investing activities	$(72,067)	$(96,501)
Financing activities	$(134,086)	$70,217

Operating Activities. The seasonality of our Liquids Logistics segment has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics segment, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September

30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash provided by operating activities during the nine months ended December 31, 2022 was due primarily to fluctuations in working capital, particularly accounts receivable, inventory and accounts payable, during the nine months ended December 31, 2022, and increased earnings from operations.

Investing Activities. Net cash used in investing activities was $72.1 million during the nine months ended December 31, 2022, compared to net cash used in investing activities of $96.5 million during the nine months ended December 31, 2021. The decrease in net cash used in investing activities was due primarily to:

•an $89.5 million decrease in payments to settle derivatives; and
•a $13.7 million increase in proceeds received from certain asset sales during the nine months ended December 31, 2022.

These decreases in net cash used in investing activities were partially offset by:

•lower proceeds from the divestitures of business and investments as we received net proceeds (gross cash proceeds less the amount of cash sold, excluding accrued expenses) of $63.5 million from the sale of our interest in Sawtooth in June 2021; and
•an increase in capital expenditures from $107.5 million (includes payment of amounts accrued as of March 31, 2021) during the nine months ended December 31, 2021 to $122.4 million (includes payment of amounts accrued as of March 31, 2022) during the nine months ended December 31, 2022 due primarily to the timing of the expenditures in our Water Solutions segment.

Financing Activities. Net cash used in financing activities was $134.1 million during the nine months ended December 31, 2022, compared to net cash provided by financing activities of $70.2 million during the nine months ended December 31, 2021. The increase in net cash used in financing activities was due primarily to:

•a decrease of $112.0 million in borrowings on the revolving credit facility (net of repayments) during the nine months ended December 31, 2022; and
•an increase of $107.9 million paid in cash to repurchase a portion of our Senior Unsecured Notes during the nine months ended December 31, 2022.

These increases in net cash used in financing activities were partially offset by:

•a decrease of $11.2 million in debt issuance costs for the revolving credit facility during the nine months ended December 31, 2022; and
•a decrease of $5.0 million in payments on other long-term debt as the Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth in June 2021.

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

The guarantees are senior unsecured obligations of each Guarantor Subsidiary and rank equally in right of payment with other existing and future senior indebtedness of such Guarantor Subsidiary, and senior in right of payment to all existing and future subordinated indebtedness of such Guarantor Subsidiary. The guarantee of our Senior Unsecured Notes by each Guarantor Subsidiary is subject to certain automatic customary releases, including in connection with the sale, disposition or transfer of all of the capital stock, or of all or substantially all of the assets, of such Guarantor Subsidiary to one or more persons that are not us or a restricted subsidiary, the exercise of legal defeasance or covenant defeasance options, the satisfaction and discharge of the indentures governing our Senior Unsecured Notes, the designation of such Guarantor Subsidiary as a non-

guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the indentures governing our Senior Unsecured Notes, the release of such Guarantor Subsidiary from its guarantee under our revolving credit facility, the liquidation or dissolution of such Guarantor Subsidiary or upon the consolidation, merger or transfer of all assets of the Guarantor Subsidiary to us or another Guarantor Subsidiary in which the Guarantor Subsidiary dissolves or ceases to exist (collectively, the “Releases”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. We are not restricted from making investments in the Guarantor Subsidiaries and there are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to NGL Energy Partners LP (parent). None of the assets of the Guarantor Subsidiaries (other than the investments in non-guarantor subsidiaries) are restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At December 31, 2022, we had $156.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 7.37%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at December 31, 2022.

On July 1, 2022, the Class B Preferred Units distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month London Interbank Offered Rate (“LIBOR”) interest rate (3.75% for the quarter ended December 31, 2022) plus a spread of 7.21%. A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at December 31, 2022.

For our Class C Preferred Units, distributions on and after April 15, 2024 will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the amended and restated limited partnership agreement (the “Partnership Agreement”)) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the Partnership Agreement) plus a spread of 7.00% (“Class D Variable Rate”, as defined in the Partnership Agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

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

The following table summarizes the hypothetical impact on the December 31, 2022 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$(3,811)
Propane (Liquids Logistics segment)	$(605)
Butane (Liquids Logistics segment)	$(1,270)
Refined Products (Liquids Logistics segment)	$(5,126)
Other Products (Liquids Logistics segment)	$10,101
Canadian dollars (Liquids Logistics segment)	$124

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

At December 31, 2022, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2022. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of December 31, 2022, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During November 2022, 31,828 common units were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are deeming the surrenders to be “repurchases.” The average price paid per common unit was $1.31. These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2022 and March 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended December 31, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended December 31, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGL ENERGY PARTNERS LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 9, 2023		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 9, 2023		By:	/s/ Brad Cooper
Brad Cooper
Chief Financial Officer