Form 10-K
period 2023-03-31
NGL Energy Partners LP
filed 2023-05-31
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-35172
NGL Energy Partners LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware		27-3427920
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

6120 South Yale Avenue, Suite 805
Tulsa,	Oklahoma	74136
(Address of Principal Executive Offices)		(Zip Code)
(918) 481-1119
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common units representing Limited Partner Interests	NGL	New York Stock Exchange
Fixed-to-floating rate cumulative redeemable perpetual preferred units	NGL-PB	New York Stock Exchange
Fixed-to-floating rate cumulative redeemable perpetual preferred units	NGL-PC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value at September 30, 2022 of the Common Units held by non-affiliates of the registrant, based on the reported closing price of the Common Units on the New York Stock Exchange on such date ($1.30 per Common Unit) was $133.9 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
At May 26, 2023, there were 131,927,343 common units issued and outstanding.

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
•inflation, interest rates, and general economic conditions (including recessions and other future disruptions and volatility in the global credit markets, as well as the impact of these events on customers and suppliers);
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

PART I

References in this Annual Report to (i) “NGL Energy Partners LP,” “we,” “us,” “our,” or the “Partnership” or similar terms refer to NGL Energy Partners LP and its operating subsidiaries, (ii) “NGL Energy Holdings LLC” or “general partner” refers to NGL Energy Holdings LLC, our general partner (“GP”), (iii) “NGL Energy Operating LLC” refers to NGL Energy Operating LLC, the direct operating subsidiary of NGL Energy Partners LP, and (iv) the “NGL Energy GP Investor Group” refers to, collectively, the 45 individuals and entities that own all of the outstanding membership interests in our GP.

We have presented operational data in Part I, Item 1–“Business” for the year ended March 31, 2023. Unless otherwise indicated, this data is as of March 31, 2023.

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 25 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and we own a propane pipeline system in Michigan.

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

For more information regarding our results of operations and reportable segments, see Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our consolidated financial statements included in this Annual Report. For more information regarding our dispositions and acquisitions transactions and the impact to our operations, see Note 17 and Note 18 to our consolidated financial statements included in this current Annual Report and our Annual Reports on Form 10-K for the years ended March 31, 2022 and 2021.

Debt Refinancing

As previously disclosed, on February 4, 2021, we closed on a private offering of $2.05 billion of our 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) and a new credit agreement which consisted of a $500.0 million asset-based revolving credit facility (“ABL Facility”). We used the net proceeds from the issuance to repay all outstanding borrowings under and terminate our former revolving credit facility and our term credit agreement, as well as to pay fees and expenses. As part of this refinancing, we also agreed to certain restricted payment provisions under the 2026 Senior Secured Notes and ABL Facility, one of which was the suspension of the quarterly common unit distributions, which began with the quarter ended December 31, 2020, and all preferred unit distributions, which began with the quarter ended March 31, 2021.

On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. On February 16, 2023, we amended the ABL Facility to extend the maturity date of the additional $100.0 million of commitments through the remaining term of the ABL Facility.

For additional information related to the ABL Facility and 2026 Senior Secured Notes, see Note 7 to our consolidated financial statements included in this Annual Report.

Primary Service Areas

The following map shows the primary service areas of our businesses at March 31, 2023:

Corporate Offices
Key Operating Basins
Water Solutions Facilities
Crude Oil Terminals
Grand Mesa Crude Oil Pipeline
Ambassador Liquids Pipeline
Liquids Terminals

Organizational Chart

The following chart provides a summarized overview of our legal entity structure at March 31, 2023:

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

Our Business Strategies

Our principal business objectives are to maximize the profitability and stability of our businesses, grow our businesses in an accretive and prudent manner, and maintain a strong balance sheet. We intend to accomplish these business objectives by executing the following strategies:

•Prudently manage our balance sheet to provide us with maximum financial flexibility for funding our operations, capital projects and strategic acquisitions. Our primary focus is to reduce our absolute debt and leverage and maintain sufficient liquidity to continue to reduce our overall leverage and reinstate the payment of distributions. We are also focused on maintaining credit metrics to manage existing and future capital requirements as well as to take advantage of market opportunities. We expect to continue to evaluate the capital markets and may opportunistically pursue financing transactions to optimize our capital structure.
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
•Focus on consistent annual cash flows from operations under multi-year contracts that minimize commodity price risk and generate fee-based revenues. We intend to focus on generating revenues under long-term fixed fee contracts in addition to back-to-back contracts which minimize commodity price exposure. We seek to continue to increase cash flows that are supported by certain fixed fee, multi-year contracts, some of which include acreage dedications from producers or minimum volume commitments.
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

Our Competitive Strengths

We believe that we are well positioned to successfully execute our business strategies and achieve our principal business objectives because of the following competitive strengths:

•Our water processing facilities, which are strategically located near areas of high crude oil and natural gas production. Our water processing facilities are located among the most prolific crude oil and natural gas producing areas in the United States, including the Delaware Basin, the Denver-Julesburg (“DJ”) Basin and the Eagle Ford Basin. These assets are underpinned by long-term, fixed fee contracts and acreage dedications, some of which contain minimum volume commitments. Additionally, we believe that the technological capabilities of our Water Solutions business can be quickly implemented at new facilities and locations as needed. Our system located in the Northern Delaware Basin is an integrated network of large diameter produced water pipelines, recycling facilities and disposal wells that collectively provides reliable service to producer customers and would be difficult for competitors to replicate at this time.

•Our network of crude oil transportation and storage assets, which allows us to serve customers over a wide geographic area and optimize sales. Our strategically deployed terminals, as well as our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to optimal markets. These operations are supported by certain long-term, fixed rate contracts with producers, refiners and marketers and include minimum volume commitments on our owned and leased pipelines.
•Our network of natural gas liquids transportation, terminal, and storage assets, which allows us to provide multiple services across the United States and Canada. Our strategically located terminals, propane pipeline system in Michigan, large leased railcar fleet, shipper status on common carrier pipelines, and substantial leased storage enable us to be a preferred purchaser and seller of natural gas liquids. We have a diverse base of long-standing customers and believe that our performance metrics allow us to reliably supply, store and transport products throughout the United States and Canada.
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

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 849.5 million barrels of produced water across its areas of operation during the year ended March 31, 2023, we believe that we are the largest independent produced water transportation and disposal company in the United States. We currently have approximately 670,000 acres dedicated to our system under long-term agreements in the Northern Delaware Basin. In addition, we have several minimum volume commitments and other commercial agreements covering the Delaware, DJ, Eagle Ford and Pinedale Anticline Basins. Our focus in building our Water Solutions business has been to secure long-term, fixed fee contracts that contain minimum volume commitments, acreage dedications or similarly strong contractual relationships with large, well-capitalized producer customers.

Our core asset in the Water Solutions segment is our system located in the Northern Delaware Basin, where we own and operate the largest integrated network of large diameter produced water pipelines, recycling facilities and disposal wells. This system spans six counties in New Mexico and Texas that represent one of the most prolific crude oil producing regions in the United States with some of the most economic hydrocarbon resources and lowest break-even economics for producers. Our system has approximately 730 miles of newly-built, in-service large diameter produced water pipelines connected to 57 active saltwater disposal facilities and 125 active disposal wells. We currently have approximately 670,000 acres dedicated to the Northern Delaware system providing a multi-decade drilling inventory and significant growth opportunity.

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

In February 2022, our Water Solutions segment announced a collaboration with XRI Holdings, LLC (“XRI”) to advance full cycle produced water management across operations in the Northern Delaware Basin. This collaboration will benefit from each of our unique characteristics by leveraging existing infrastructure assets, technology, and experience, as we own and operate the largest integrated produced water pipeline system in the Northern Delaware Basin and XRI is the largest produced water recycling company in the Permian Basin, allowing us the opportunity to address the greatly increasing demand for sustainable use of produced water in our customers’ completions activities. The flexible, non-exclusive nature of this joint effort allows each of us to continue to operate produced water reuse and recycling activities independent of one another. During the year ended March 31, 2023, we sold approximately 43.4 million barrels of recycled water, which includes the sale of produced water and recycled water for use in our customers’ completion activities.

Operations. We own 93 water treatment and disposal facilities, including 197 injection wells. The location and permitted processing capacities of these facilities are summarized below.

	Number of	Number of	Permitted Processing Capacity (barrels per day)
Location	Facilities	Wells	Own (1)	Lease (2)	Total
Permian Basin
Delaware Basin (3) - Texas and New Mexico	57	125	1,489,000	3,462,300	4,951,300
Eagle Ford Basin (3)(4) - Texas	19	33	474,000	362,000	836,000
DJ Basin - Colorado	13	31	373,000	162,500	535,500
Granite Wash (3) - Texas	2	3	60,000	—	60,000
Pinedale Anticline Basin - Wyoming	1	4	—	90,240	90,240
Eaglebine - Texas	1	1	20,000	—	20,000
Total - All Facilities	93	197	2,416,000	4,077,040	6,493,040

(1)    These facilities are located on lands we own.
(2)    These facilities are located on lands we lease.
(3)    Certain facilities can dispose of both produced water and solids such as tank bottoms, drilling fluids and drilling muds.
(4)    Includes one facility with a permitted processing capacity of 40,000 barrels per day in which we own a 75% interest.

On March 31, 2023, we sold certain saltwater disposal assets in the Midland Basin (see Note 17 to our consolidated financial statements included in this Annual Report).

Our customers bring produced and flowback water generated by crude oil and natural gas exploration and production operations to our facilities for treatment through pipeline gathering systems and by truck. During the year ended March 31, 2023, in the Delaware Basin, we received approximately 98% of produced and flowback water via pipelines. Once we take delivery of the water, the level of processing is determined by the ultimate disposition of the water.

Our facilities in Colorado, New Mexico and Texas dispose of produced water primarily into deep underground formations via injection wells. At our disposal facilities, we use proprietary well maintenance programs to enhance injection rates and extend the service lives of the wells.

Customers. The primary customers of our operations consist mainly of large publicly traded, oil and gas companies with diversified acreage positions across multiple leading oil and gas plays. During the year ended March 31, 2023, 70% of the revenues of our Water Solutions segment were generated from our ten largest customers of the segment.

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

Crude Oil Logistics

Overview. Our Crude Oil Logistics segment purchases crude oil from producers and marketers and transports it to refineries or for resale at pipeline injection stations, storage terminals, barge loading facilities, rail facilities, refineries, and other trade hubs, and provides storage, terminaling and transportation services through its owned assets. Our activities in this segment are supported by certain long-term, fixed rate contracts which include minimum volume commitments on our owned and leased pipelines. Our operations are concentrated in and around four prolific crude oil producing regions in the United States, including the DJ Basin in Colorado, the Permian Basin in Texas and New Mexico, the Eagle Ford Basin in Texas and the United States Gulf Coast.

Our foundational asset in this segment is the Grand Mesa Pipeline, a 550-mile pipeline that transports crude oil from its origin in Weld County, Colorado to our terminal in Cushing, Oklahoma. The Grand Mesa Pipeline commenced operations on November 1, 2016 and has operated continuously since then. The main line portion of this pipeline is comprised of an undivided interest with Saddlehorn Pipeline Company, LLC (“Saddlehorn”) in which we have ownership of 150,000 barrels per day of capacity of the pipeline. During the year ended March 31, 2023, approximately 27.7 million barrels of crude oil were transported on the Grand Mesa Pipeline. Operating costs associated with the Grand Mesa Pipeline are allocated to us based on our proportionate ownership interest and throughput. We also own and operate origin terminals at Lucerne and Riverside, Colorado, where we aggregate crude oil volumes of different types and grades and store them until they are ready for transfer to the Grand Mesa Pipeline. The Lucerne terminal has 950,000 barrels of storage and a 12 bay truck loading facility. The Riverside terminal has 20,000 barrels of storage and a four bay truck loading facility.

Through our ownership in the Grand Mesa Pipeline, we have sufficient capacity to service our customer contracts at the same origin and termination points with the ability to accept additional volume commitments. We retained ownership of our previously acquired easements for the potential future development of transportation projects involving petroleum commodities other than crude oil and condensate. With the consent and participation of Saddlehorn, we and Saddlehorn may consider future opportunities using these easements, to the extent such easements remain in effect, for projects involving the transportation of crude oil and condensate.

We own and operate a large scale crude oil terminal located in Cushing, Oklahoma with 3,626,000 barrels of storage capacity, seven off-loading lease automatic custody transfer units (“LACTs”), a full control room, on-site quality management building, and three 24-inch bi-directional pipelines each capable of moving 360,000 barrels per day. The terminal features advantaged connectivity to other terminals and pipelines including important connections to the Grand Mesa Pipeline and to TC Energy’s terminal with access to the United States Gulf Coast via Marketlink. Our terminal is situated on 200 acres and is designed to be expanded based on customer demand. Cushing is one of the most liquid crude oil trading hubs in the world and is the delivery point for West Texas Intermediate futures contracts.

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

Operations. We purchase crude oil from producers and marketers and transport it to refineries or for resale. Our strategically deployed terminals, as well as our owned and contracted pipeline capacity, provide access to a wide range of customers and markets. We use this expansive network of transportation assets to deliver crude oil to optimal markets.

We currently transport crude oil using the following assets:

•The Grand Mesa Pipeline, which is described above, and 19 other common carrier pipelines owned by third parties; and
•396 owned railcars (all of which are leased or subleased to third parties).

All of our 396 owned railcars are compliant with the standards for railcars built subsequent to 2011 for the commodities they are transporting. (See Part I, Item 1 “Government Regulation”).

We also own 27 strategically located pipeline injection stations, the locations of which are summarized below.

State	Number of Pipeline Injection Stations
Texas	13
New Mexico	6
Oklahoma	5
Kansas	3
Total	27

On March 30, 2023, we sold our marine assets (see Note 17 to our consolidated financial statements included in this Annual Report).

Customers. Our customers include crude oil refiners, producers, and marketers. During the year ended March 31, 2023, 85% of the revenues of our Crude Oil Logistics segment were generated from our ten largest customers of the segment. Additionally, certain key customers of the Crude Oil Logistics segment contribute significantly to the cash flows and profitability of the organization. Any loss of those customers or their contracts could have an adverse impact on our financial results.

Competition. Our Crude Oil Logistics segment faces significant competition, as many entities are engaged in the crude oil logistics business, some of which are larger and have greater financial resources than we do. The primary factors on which we compete are:

•price;
•availability of supply and refinery demand;
•reliability of service;
•open credit;
•logistics capabilities, including the availability of railcars, proprietary terminals, and owned pipeline and railcars; and
•long-term customer relationships.

Supply. We obtain crude oil from a large base of suppliers, which consists primarily of crude oil producers. We currently purchase crude oil from approximately 276 producers at approximately 2,875 leases.

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

Trade Names. Our Crude Oil Logistics segment operates primarily under the NGL Crude Logistics, NGL Crude Transportation, NGL Crude Terminals and NGL Crude Cushing trade names.

Liquids Logistics

Overview. Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 25 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and we own a propane pipeline system in Michigan. We employ a number of contractual and hedging strategies to minimize commodity exposure and maximize earnings stability of this segment. During the year ended March 31, 2023, we sold approximately 2.7 billion gallons of natural gas liquids, refined products and renewables products, or 7.45 million gallons (approximately 177,000 barrels) per day.

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

The following table summarizes the location of our facilities and respective storage capacity and interconnects to those facilities.

		Storage Capacity (in gallons)
Location	Number of Facilities	Own (1)	Lease (2)	Total	Terminal Interconnects
Virginia	2	20,888,000	—	20,888,000	Rail Facility; Marine Facility
Arkansas	3	3,765,000	90,000	3,855,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Minnesota	1	1,829,000	—	1,829,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Missouri	2	1,770,000	—	1,770,000	Connected to Phillips66 Blue Line Pipeline
Indiana	1	1,530,000	—	1,530,000	Connected to Enterprise Texas Eastern Products Pipeline; Rail Facility
Wisconsin	2	696,000	390,000	1,086,000	Connected to Enterprise Mid-America Pipeline; Rail Facility
Massachusetts	2	668,400	120,000	788,400	Rail Facility
Louisiana	1	720,000	—	720,000	Truck Facility
Washington	3	300,000	355,000	655,000	Rail Facility
Illinois	1	480,000	—	480,000	Connected to Phillips66 Blue Line Pipeline
Michigan	1	480,000		480,000	Connected to Ambassador Pipeline
New York	2	—	450,000	450,000	Rail Facility
Pennsylvania	1	180,000	—	180,000	Rail Facility
Maine	1	—	120,000	120,000	Rail Facility
Vermont	1	—	120,000	120,000	Rail Facility
United States Total	24	33,306,400	1,645,000	34,951,400

Ontario, Canada	1	—	120,000	120,000	Truck Facility
Canada Total	1	—	120,000	120,000

Total	25	33,306,400	1,765,000	35,071,400

(1)    These facilities are located on lands we own.
(2)    These facilities are located on lands we lease.

We have operating agreements with third parties for certain of our terminals. The terminals in East St. Louis, Illinois and Jefferson City, Missouri were operated for us by a third party for a monthly fee under an operating and maintenance agreement that we terminated as of March 31, 2023. The terminal in St. Catharines, Ontario, Canada is operated by a third party under a year-to-year agreement.

We own the land on which 15 of the 25 natural gas liquids terminals are located and we either have easements or lease the land on which the remaining terminals are located.

We own a natural gas liquids terminal that supports refined products blending in Port Hudson, Louisiana, and a marine export/import terminal in Chesapeake, Virginia. The Port Hudson terminal is located near Baton Rouge, Louisiana, and is in proximity to other refined products infrastructure along the Colonial pipeline. This truck unloading and storage facility allows for the aggregation and supply of butane and naphtha for motor fuel blending and consists of storage tanks with a total capacity of 720,000 gallons. The Chesapeake facility is a marine export/import terminal situated upstream of Norfolk, Virginia on the Elizabeth River. The site includes a proprietary dock with the capacity to berth handy-sized vessels (a dry bulk carrier of an oil tanker with a capacity between 15,000 and 35,000 dead weight tonnage) to very large gas carriers (a carrier capable of loading anywhere between 100,000 cubic meters to 200,000 cubic meters of natural gas), truck loading and off-road racks along with 22 railcar spots, with service provided by Norfolk Southern Railroad. The facility has an aggregate storage capacity of 20,378,000 gallons.

We own 28 transloading units, which enable customers to transfer product from railcars to trucks. These transloading units can be moved to locations along a railroad where it is most convenient for customers to transfer their product.

We own the Ambassador Pipeline, an approximately 225-mile propane pipeline, which runs from the Kalkaska gas plant in Kalkaska County, Michigan to a termination point near Marysville in St. Clair County, Michigan. The Marysville, Michigan connection was completed in August 2022 and this allowed the Ambassador Pipeline to be fully operational. The Wheeler propane terminal, in central Michigan, is located at the mid-point of the pipeline. These assets complement our existing assets in the upper Midwest and will expand our presence in Michigan, one of the top propane markets in the United States.

We utilize a fleet of approximately 4,400 high-pressure and general purpose leased railcars of which 145 railcars are subleased by third parties.

We lease storage space to accommodate the supply requirements and contractual needs of our retail and wholesale customers.

The following table summarizes our significant leased storage space at natural gas liquids and refined products storage facilities and interconnects to those facilities:

	Leased Storage Space (in gallons)
Storage Facility Location	Beginning April 1, 2023	At March 31, 2023	Storage Interconnects
Kansas	56,700,000	56,700,000	Connected to Enterprise Mid-America Pipeline, NuStar Pipelines and ONEOK North System Pipeline; Rail Facility; Truck Facility
Michigan	23,520,000	24,780,000	Rail Facility; Truck Facility
Utah	15,750,000	16,800,000	Rail Facility
Arizona	7,056,000	7,056,000	Rail Facility; Truck Facility
Texas	4,830,000	3,150,000	Connected to Enterprise Texas Eastern Products Pipeline; Truck Facility
Mississippi	3,780,000	3,780,000	Connected to Enterprise Dixie Pipeline; Rail Facility
Oregon	2,100,000	554,400	Connected to Kinder Morgan Pipeline and Olympic Pipeline
United States Total	113,736,000	112,820,400

Ontario, Canada	8,467,200	8,467,200	Rail Facility
Alberta, Canada	3,970,092	3,970,092	Connected to Cochin Pipeline; Rail Facility
Canada Total	12,437,292	12,437,292

Total	126,173,292	125,257,692

Customers. Our Liquids Logistics segment serves approximately 1,300 customers in 48 states, Mexico and Canada, including national, regional and independent retail, industrial, wholesale, petrochemical, refiner and natural gas liquids production customers. During the year ended March 31, 2023, 23% of the revenues of our Liquids Logistics segment were generated from our ten largest customers of the segment.

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

Legal and Regulatory Considerations. Demand for ethanol and biodiesel is driven in large part by government mandates and incentives. Refiners and producers are required to blend a certain percentage of renewables into their refined products, although the percentage can vary from year to year based on the United States Environmental Protection Agency (“EPA”) mandates. In addition, the federal government has in recent years granted certain tax credits for the use of biodiesel, although on several occasions these tax credits have expired. In August 2022, the federal government extended the tax credit, with the tax credit now expiring on December 31, 2024. Changes in future mandates and incentives, or decisions by the federal government related to future reinstatement of the biodiesel tax credit, could result in changes in demand for ethanol and biodiesel.

Trade Names. Our Liquids Logistics segment operates primarily under the NGL Supply Wholesale, NGL Supply Terminal Company, Centennial Energy, Centennial Gas Liquids and NGL Crude Logistics trade names.

Human Capital

At March 31, 2023, we had 638 employees in 29 states and Canada. Of those employees, 229 provide work primarily for our Water Solutions segment, 67 provide work primarily for our Crude Oil Logistics segment, 167 provide work primarily for our Liquids Logistics segment, and 175 provide administrative services to the various business segments. NGL is an equal-opportunity employer, and our employee handbook underscores that commitment, with policies prohibiting discrimination, harassment, and retaliation.

We understand the importance of competitive benefits packages for the health and welfare of our employees and for our ability to recruit and retain the best talent. In that regard, at the end of fiscal year 2021, we implemented $20 per hour minimum wage for all regular, full-time employees. More than 95% of our eligible employees participated in the NGL 401(k) Plan in fiscal year 2023. As of January 1, 2023, we shortened the NGL 401(k) eligibility period from the first day after six months of employment to the first day of the month after three months of employment. In addition, we provide access to a traditional PPO or a high-deductible medical plan including a health savings account with employer contributions; a flexible spending account option for those not enrolled in the high-deductible medical plan; a dental plan; a vision plan; an Employee Assistance Plan including free counseling for employees and members of their household; company-paid short-term disability coverage; voluntary long-term disability coverage; company-paid life and AD&D coverage; and voluntary life and AD&D coverage options for employees and their family members.

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

Environmental Regulation

General. Our operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Existing regulatory structure shapes our decision-making and business activities in many ways, such as:

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

Consideration of and compliance with relevant environmental regulatory requirements has led our business activities to be more sustainable while simultaneously mitigating exposure to long and short-term environmental risk. Conversely, failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict and/or joint and several liability for costs required to clean up and restore sites where substances such as crude oil or wastes have been disposed or otherwise unlawfully released. The trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

The following is a discussion of the material environmental laws and regulations that relate to our businesses.

Hazardous Substances and Waste. We are subject to various federal, state, and local environmental laws and regulations governing the storage, distribution, and transportation of natural gas liquids and the operation of bulk storage liquefied petroleum gas (LPG) terminals, as well as laws and regulations governing environmental protection, including those addressing the discharge of materials into the environment or otherwise relating to protection of the environment. Generally, these laws (i) regulate air and water quality, impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) may result in the suspension or revocation of necessary permits, licenses and authorizations; (iv) impose substantial liabilities on us for pollution resulting from our operations; (v) require remedial measures to mitigate pollution from former or ongoing operations; and (vi) may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. These laws include, among others, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the federal Clean Air Act (“CAA”), the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act (“CWA”), the Safe Drinking Water Act, the Oil Spills Prevention and Preparedness Regulations, and comparable state statutes.

CERCLA, also known as the “Superfund” law, and similar state laws, impose liability on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. While natural gas liquids are not a hazardous substance within the meaning of CERCLA, other chemicals used in or generated by our operations may be classified as a hazardous substance. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict and/or joint and several liability for the costs of investigating and cleaning up the hazardous substances that have been released into the environment and for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

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

Water Discharges. The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as navigable waters, defined as waters of the United States (“WOTUS”), and impose requirements affecting our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the CWA’s National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. The federal SPCC program requires appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a crude oil or other constituent tank spill, rupture or leak. The CWA prohibits the placement of dredge or fill material in wetlands or other WOTUS unless authorized by a permit issued by the U.S. Army Corps of Engineers or a delegated state agency pursuant to Section 404. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. We maintain a number of discharge permits, some of which may require us to monitor and sample storm water runoff from such facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allowed the EPA to adopt and implement regulations to restrict emissions of GHGs under existing provisions of the CAA. During the Obama Administration, the EPA finalized three rules that regulate GHG emissions from certain sources in the oil and natural gas industry, including New Source Performance Standards for the Oil and Natural Gas Sector (“GHG NSPS”), which became effective on August 2, 2016. During the Trump Administration, rulemaking was undertaken resulting in a substantial relaxation in the GHG NSPS’s requirements, including those relating to fugitive emissions, pneumatic pump standards, and closed vent system certification, among other things, which were finalized on August 13, 2020. The Biden Administration announced its intention to review the revisions to the GHG NSPS in President Biden’s January 20, 2021 Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On November 15, 2021, the EPA issued a proposal to revise the GHG NSPS regulations that, if finalized, would require methane emissions reductions and implementation of a fugitive emissions monitoring and repair program. On November 11, 2022, the EPA supplemented its 2021 proposal, the comment period for which supplement ended February 13, 2023. If these regulations are finalized or other future GHG regulations are more stringent, it could require us to incur costs to reduce emissions of GHGs associated with our operations and also could adversely affect demand for the products that we transport, store, process, or otherwise handle in connection with our services.

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

Railcar Regulation

We transport a significant portion of our natural gas liquids and biodiesel via rail transportation, and we own and/or lease a fleet of crude oil, high-pressure and general purpose railcars for this purpose. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies.

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
•Failure of our banking institutions.
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
•Reduced demand for our products due to energy efficiency, new technologies, alternative energy sources and new regulations.
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
Risks Related to Our Partnership Structure and in an Investment in Us
•Our amended and restated limited partnership agreement (the “Partnership Agreement”) limits the fiduciary duties of our GP to our unitholders and restricts the remedies available to our unitholders.
•Conflicts of interest by our GP and its affiliates.
•Our unitholders have limited voting rights.
•Control of our GP or the IDRs (as defined herein) may be transferred to a third party.
•Our GP has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.
•Our Partnership Agreement requires that we distribute all of our available cash.
•We may issue additional units without the approval of our unitholders.

•Our GP may elect to cause us to issue common units while also maintaining its GP interest in connection with a resetting of the target distribution levels related to its IDRs.
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
•The IRS (as defined herein) may challenge certain income tax positions, methodologies or treatments that we have taken, and pursuant to the Bipartisan Budget Act of 2015, may make audit adjustments to our income tax returns for tax years beginning after 2018.
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
•A unitholder whose common units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those common units.
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

Risks Related to Liquidity and Financing

We may not have sufficient cash to enable us to fund our operations, repay indebtedness or pay distributions to our unitholders following the establishment of cash reserves by our GP and the payment of costs and expenses, including reimbursement of expenses to our GP.

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
•the cost of acquisitions, if any;
•restrictions contained in the ABL Facility and the indentures governing our outstanding 6.125% senior unsecured notes due 2025, 7.5% senior unsecured notes due 2026 and 2026 Senior Secured Notes (collectively, the “Indentures”);
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
•the amount, if any, of cash reserves established by our GP; and
•other business risks discussed in this Annual Report that may affect our cash levels.

The board of directors of our GP expects to evaluate the reinstatement of the common unit and all Preferred Unit distributions in due course, taking into account a number of important factors, including our leverage, liquidity, the sustainability of cash flows, upcoming debt maturities, capital expenditures and the overall performance of our businesses. The quarterly common unit distributions were suspended with the quarter ended December 31, 2020, and all Preferred Unit distributions were suspended with the quarter ended March 31, 2021.

Our substantial indebtedness may limit our flexibility to obtain financing and to pursue other business opportunities and our ability to service our debt could impact operations.

At March 31, 2023, the face amount of our long-term debt was $2.9 billion. Our level of debt could have important consequences to us, including the following:

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

In connection with the offering of the 2026 Senior Secured Notes, we were required to obtain a consent (the “Class D Preferred Consent”) from the holder of the majority of our Class D Preferred Units (the “Class D Preferred Majority”) to, among other things, enable us to consummate the transaction. The Class D Preferred Consent modifies certain voting and approval rights granted to the Class D Preferred Majority under our Partnership Agreement. Specifically, the Class D Preferred Consent requires us to obtain the approval of the Class D Preferred Majority for:

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

These approval rights supplement the existing approval rights in our Partnership Agreement for the Class D Preferred Majority. They became effective upon the closing of the transaction and will remain in effect until we are no longer in arrears on the Class D Preferred Unit distributions. Because the 2026 Senior Secured Notes and the ABL Facility will restrict our ability to pay distributions on our Class D Preferred Unit distributions until we meet certain defined metrics, we cannot predict when such actions will no longer be subject to the approval of the Class D Preferred Consent, and there is no certainty that we will be able to obtain such consent. As with other restrictions in the indenture to the 2026 Senior Secured Notes and the ABL Facility, these restrictions may affect our ability to grow in accordance with our long-term strategy.

Increasing interest rates could impact our financing costs and our common unit price, our ability to issue equity or incur debt, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our existing and future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. We also have exposure to increases in interest rates through variable rate provisions of our Class B Preferred Units and Class C Preferred Units. In addition, the distribution rates on our Class C Preferred Units convert from fixed rates to floating rates beginning on and after April 15, 2024. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates.

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

Our cash and cash equivalents may be exposed to failure of our banking institutions.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding such allocation, we are subject to the risk of bank failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue its operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB. None of our cash and cash equivalents were held at SVB and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if the banks where we hold deposits were to experience a similar failure, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

The Crude Oil Logistics and Liquids Logistics segments are “margin-based” businesses in which our realized margins depend on the differential of sales prices over our supply costs. Our profitability is therefore sensitive to changes in product prices caused by changes in supply, pipeline transportation and storage capacity or other market conditions.

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

The Inflation Reduction Act of 2022 (the “IRA”) could impact demand for hydrocarbon fuel products and impose new costs on certain customers.

In August 2022, President Biden signed the IRA, which contains numerous incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA imposes a federal fee on the emission of methane from sources required to report their greenhouse gas emissions to the EPA, including certain sources in the onshore petroleum and natural gas production categories. Some of our producer clients face exposure to the IRA pay to emit methane program. In addition, the multiple incentives offered for various clean energy industries referenced above could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

Reduced demand for refined products could have an adverse effect on our results of operations.

Any sustained decrease in demand for refined products in the markets we serve could reduce our cash flow. Factors that could lead to a decrease in market demand include:

•a recession, rising inflation, or other adverse economic conditions that results in lower spending by consumers on gasoline, diesel, and travel;
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

Weather conditions have a significant impact on the demand for propane for heating and agriculture purposes. Accordingly, our sales volumes of propane are highest during the winter-heating season of November through March and are directly affected by the temperatures during these months. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

The widespread outbreak of pandemics (like COVID-19) or any other public health crises that impacts the global demand for energy commodities may have material adverse effects on our business, financial position, results or operations and/or cash flows.

We face risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of our control and could significantly disrupt our operations and adversely affect our financial condition. The effects of the COVID-19 pandemic, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing in addition to other actions taken by both businesses and governments, resulted in a significant and swift reduction in international and United States economic activity.

Since the beginning of 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, we continue to monitor the effects of the pandemic on our operations. Our results of operations and financial condition have been and may continue to be adversely affected by the COVID-19 pandemic. The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the emergence of more contagious and harmful variants of the COVID-19 virus, the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify herein. While the effects of the COVID-19 pandemic have lessened recently in the United States, we cannot predict the duration or future effects of the pandemic, or more contagious and harmful variants of the COVID-19 virus, and such effects may materially adversely affect our results of operations and financial condition in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

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

We use various modes of transportation to carry natural gas liquids, crude oil, refined and renewable products and produced water, including trucks, railcars, barges, and pipelines, each of which is subject to regulation. With respect to transportation by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002, which cover the security and transportation of hazardous materials and are administered by the DOT. We also own and lease a fleet of railcars, the operation of which is subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, as well as other federal and state regulatory agencies. Railcar accidents within the industry involving trains carrying crude oil from the Bakken region (none of which directly involved any of our business operations), have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by railcar. The introduction of regulations that result in new requirements addressing the type, design, specifications or construction of railcars used to transport crude oil could result in severe transportation capacity constraints during the periods in which new railcars are constructed to meet new specifications or in which the railcars already placed in service are being retrofitted. Barge transportation is subject to the Jones Act, a federal law generally restricting marine transportation in the United States to vessels built and registered in the United States, and manned/owned by United States citizens, as well as setting forth the rules and regulations of the United States Coast Guard. Non-compliance with any of these regulations could result in increased costs related to the transportation of our products.

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

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The U.S. Federal Reserve announced that it has applied to join the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our services.

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

On certain specific occasions, state regulatory agencies could request that we suspend operations at a disposal facility, pending further study of its potential impact on seismic activity. In one specific instance, we limited the water into a disposal well and redirected the flow of water to a different area of the geologic formation in order to address such concerns. In December 2021, as a result of increased seismic activity, the Texas Railroad Commission suspended all deep oil and gas produced water injection in an area which spans approximately 100 square miles in Midland and Ector counties, which directly impacted one of our idled disposal wells. This idled well was subsequently plugged and abandoned.

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

Intrastate transportation and gathering pipelines that do not provide interstate services are subject to regulation by state regulatory commissions, such as the Texas Railroad Commission. The distinction between the FERC-regulated interstate pipeline transportation on the one hand and intrastate pipeline transportation on the other hand, is a fact-based determination. The Grand Mesa Pipeline became operational on November 1, 2016 and has several points of origin in Colorado, runs from those origin points through Kansas and terminates in Cushing, Oklahoma. The transportation services on the Grand Mesa

Pipeline are subject to FERC regulation. Other of our transportation services could in the future become subject to the jurisdiction of the FERC, which could adversely affect the terms of service, rates and revenues of such services.

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

Risks Related to Our Partnership Structure and in an Investment in Us

Our Partnership Agreement limits the fiduciary duties of our GP to our unitholders and restricts the remedies available to our unitholders for actions taken by our GP that might otherwise be breaches of fiduciary duty.

Fiduciary duties owed to our unitholders by our GP are prescribed by law and our Partnership Agreement. The Delaware Revised Uniform Limited Partnership Act (“Delaware LP Act”) provides that Delaware limited partnerships may, in their partnership agreements, restrict the fiduciary duties owed by the general partner to limited partners and the partnership. Our Partnership Agreement contains provisions that reduce the standards to which our GP would otherwise be held by state fiduciary duty law. For example, our Partnership Agreement:

•limits the liability and reduces the fiduciary duties of our GP, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, our unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;
•permits our GP to make a number of decisions in its individual capacity, as opposed to in its capacity as our GP. This entitles our GP to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns and its determination whether or not to consent to any merger or consolidation of the Partnership;

•provides that our GP shall not have any liability to us or our unitholders for decisions made in its capacity as GP so long as it acted in good faith, meaning our GP subjectively believed that the decision was in, or not opposed to, the best interests of the Partnership;
•generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our GP and not involving a vote of our unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our GP may consider the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us; and
•provides that our GP and its officers and directors will not be liable for monetary damages to us or our limited partners for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our GP or those other persons acted in bad faith or engaged in fraud or willful misconduct.

By purchasing a common unit, a common unitholder will become bound by the provisions of our Partnership Agreement, including the provisions described above.

Our GP and its affiliates have conflicts of interest with us and limited fiduciary duties to our unitholders, and they may favor their own interests to the detriment of us and our unitholders.

The NGL Energy GP Investor Group owns and controls our GP and its 0.1% GP interest in us. Although our GP has certain fiduciary duties to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our GP have a fiduciary duty to manage our GP in a manner beneficial to its owners. Furthermore, since certain executive officers and directors of our GP are executive officers or directors of affiliates of our GP, conflicts of interest may arise between the NGL Energy GP Investor Group and its affiliates, including our GP, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our GP may favor its own interests and the interests of its affiliates over the interests of our unitholders (see “–Our Partnership Agreement limits the fiduciary duties of our GP to our unitholders and restricts the remedies available to our unitholders for actions taken by our GP that might otherwise be breaches of fiduciary duty,” above). The risk to our unitholders due to such conflicts may arise because of the following factors, among others:

•our GP is allowed to take into account the interests of parties other than us, such as members of the NGL Energy GP Investor Group, in resolving conflicts of interest;
•neither our Partnership Agreement nor any other agreement requires owners of our GP to pursue a business strategy that favors us;
•except in limited circumstances, our GP has the power and authority to conduct our business without unitholder approval;
•our GP determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•our GP determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our GP;
•our GP determines which costs incurred by it are reimbursable by us;
•our GP may cause us to borrow funds to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•our Partnership Agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our GP in respect of the GP interest or the incentive distribution rights (“IDRs”);
•our Partnership Agreement does not restrict our GP from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•our GP intends to limit its liability regarding our contractual and other obligations;

•our GP may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units;
•our GP controls the enforcement of the obligations that it and its affiliates owe to us;
•our GP decides whether to retain separate counsel, accountants or others to perform services for us; and
•our GP may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our GP’s IDRs without the approval of the conflicts committee of the board of directors of our GP or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

In addition, certain members of the NGL Energy GP Investor Group and their affiliates currently hold interests in other companies in the energy and natural resource sectors. Our Partnership Agreement provides that our GP will be restricted from engaging in any business activities other than acting as our GP and those activities incidental to its ownership interest in us. However, members of the NGL Energy GP Investor Group are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. As a result, they could potentially compete with us for acquisition opportunities and for new business or extensions of the existing services provided by us.

Pursuant to the terms of our Partnership Agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our GP or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our GP and result in less than favorable treatment of us and our unitholders.

Even if our unitholders are dissatisfied, they have limited voting rights and are not entitled to elect our GP or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our GP or its board of directors. The board of directors of our GP is chosen entirely by its members and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. Furthermore, if our unitholders are dissatisfied with the performance of our GP, they will have limited ability to remove our GP. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our Partnership Agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of management.

Our Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Unitholders’ voting rights are further restricted by a provision of our Partnership Agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our GP, its affiliates, their direct transferees and their indirect transferees approved by our GP (which approval may be granted in its sole discretion) and persons who acquired such units with the prior approval of our GP, cannot vote on any matter.

Our GP interest or the control of our GP may be transferred to a third party without the consent of our unitholders.

Our GP may transfer its GP interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our Partnership Agreement does not restrict the ability of the members of the NGL Energy GP Investor Group to transfer all or a portion of their ownership interest in our GP to a third party. The new owner of our GP would then be in a position to replace the board of directors and officers of our GP with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.

The IDRs of our GP may be transferred to a third party.

Our GP may transfer its IDRs to a third party at any time without the consent of our unitholders. If our GP transfers its IDRs to a third party but retains its GP interest, our GP may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its IDRs.

Our GP has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our GP and its affiliates own more than 80% of the common units, our GP will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or may receive a negative return on their investment. Our unitholders may also incur a tax liability upon a sale of their units.

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

Our GP, without the approval of our unitholders, may elect to cause us to issue common units while also maintaining its GP interest in connection with a resetting of the target distribution levels related to its IDRs. This could result in lower distributions to our unitholders.

Our GP has the right to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our GP, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our GP elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our GP will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our GP on the IDRs in the prior two quarters. We anticipate that our GP would exercise this reset right to facilitate acquisitions or organic growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our GP could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive distributions on its IDRs based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units and GP interests to our GP in connection with resetting the target distribution levels.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our Partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

•we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•a unitholder’s right to act with other unitholders to remove or replace our GP, to approve some amendments to our Partnership Agreement or to take other actions under our Partnership Agreement constitute “control” of our business.

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

The present income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect the tax treatment of publicly traded partnerships, including as a result of any fundamental tax reform.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our GP because the costs will reduce our cash available for distribution.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders could be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our GP and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders could be substantially reduced.

Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because we expect to be treated as a partnership for federal income tax purposes, our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, our unitholders may be allocated taxable income and gain resulting from the sale and may not receive a common unit distribution. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any common unit distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Investment in common units by tax exempt entities, such as employee benefit plans, individual retirement accounts (“IRAs”), Keogh plans and other retirement plans and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-United States person, you should consult your tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based on the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The United States Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those common units. If so, such unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize a gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those common units, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize a gain or loss from the disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our GP and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our GP. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the GP, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Internal Revenue Code Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between the GP and certain of our unitholders.

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

An act of terror, or political unrest, in any of the major energy producing regions of the world could potentially result in disruptions in the supply of crude oil and natural gas, which could have a material impact on both availability and price. Since Russia’s military invasion of Ukraine in late February 2022, prices for commodities produced in those countries, including crude oil and natural gas, have risen sharply and have been volatile due to market concerns of worldwide supply constraints. Terrorist attacks in the areas of our operations could negatively impact our ability to transport crude oil, natural gas liquids and refined and renewables products to our locations. These risks could potentially negatively impact our consolidated results of operations.

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

Item 3.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption “Legal Contingencies” in Note 8 to our consolidated financial statements included in this Annual Report, which is incorporated by reference into this Item 3.

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1 million for such proceedings. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGL.” At May 26, 2023, there were approximately 100 common unitholders of record which does not include unitholders for whom common units may be held in “street name.”

Cash Distribution Policy

Available Cash

Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our Partnership Agreement) to unitholders as of the record date. Available cash for any quarter generally consists of all cash on hand at the end of that quarter, less the amount of cash reserves established by our GP, to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments or other agreements, and (iii) provide funds for distributions to our unitholders and to our GP for any one or more of the next four quarters.

General Partner Interest

Our GP is entitled to 0.1% of all quarterly distributions that we make prior to our liquidation. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. Our GP’s interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon a reset of the IDRs) and our GP does not contribute a proportionate amount of capital to us to maintain its 0.1% GP interest. As of March 31, 2023, we owned 8.69% of our GP.

Incentive Distribution Rights

The GP will also receive, in addition to distributions on its 0.1% GP interest, additional distributions based on the level of distributions to the limited partners. These distributions are referred to as “incentive distributions” or “IDRs.” Our GP currently holds the IDRs, but may transfer these rights separately from its GP interest.

The following table illustrates the percentage allocations of available cash from operating surplus between our limited partner unitholders and our GP based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest In Distributions” are the percentage interests of our GP and our limited partner unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit,” until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for our limited partner unitholders and our GP for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our GP include its 0.1% GP interest, and assume that our GP has contributed any additional capital necessary to maintain its 0.1% GP interest and has not transferred its IDRs.

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

(1)    The maximum distribution of 48.1% does not include distributions that our GP may receive on common units that it owns.

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

Common Unit Repurchases

During February 2023, 23,874 common units were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are deeming the surrenders to be “repurchases.” The average price paid per common unit was $2.40. These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our initial public offering, our GP adopted the NGL Energy Partners LP Long-Term Incentive Plan. See Part III, Item 12–“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters–Securities Authorized for Issuance Under Equity Compensation Plan,” which is incorporated by reference into this Item 5.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership (“we,” “us,” “our,” or the “Partnership”) formed in September 2010. NGL Energy Holdings LLC serves as our general partner (“GP”). At March 31, 2023, our operations included three segments as discussed below.

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

We operate in a number of the most prolific crude oil and natural gas producing areas in the United States including the Delaware Basin in New Mexico and Texas, the DJ Basin in Colorado and the Eagle Ford Basin in Texas. With a system that handled approximately 849.5 million barrels of produced water across its areas of operation during the year ended March 31, 2023, we believe that we are the largest independent produced water transportation and disposal company in the United States.

The opportunity to generate revenue in our Water Solutions business is driven in large part by the level of crude oil production in the areas where our facilities are located. Recently, our disposal volumes have been positively impacted by the increase in the level of crude oil production, particularly in the Permian and DJ Basins, due to increasing or stable crude oil prices. Lower crude oil prices provide producers with less incentive to drill and complete new wells, which results in lower production and negatively impacts our disposal volumes.

Our Water Solutions segment generated operating income of $198.9 million during the year ended March 31, 2023, compared to operating income of $94.9 million during the year ended March 31, 2022.

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

The following table summarizes the range of low and high crude oil spot prices per barrel of New York Mercantile Exchange (“NYMEX”) West Texas Intermediate Crude Oil at Cushing, Oklahoma for the periods indicated and the prices at period end:

	Crude Oil Spot Price Per Barrel
Year Ended March 31,	Low	High	At Period End
2023	$66.74	$122.11	$75.67
2022	$58.65	$123.70	$100.28
2021 (1)	$(37.63)	$66.09	$59.16

(1)     On April 20, 2020, crude oil prices collapsed due to low demand as a result of the COVID-19 lockdowns, the price war between Russia and Saudi Arabia and a lack of available storage.

We believe volatility in commodity prices will continue into the near term, our ability to adjust to and manage this volatility may impact our financial results.

Our Crude Oil Logistics segment generated operating income of $81.5 million during the year ended March 31, 2023, compared to operating income of $45.0 million during the year ended March 31, 2022.

Liquids Logistics

Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 25 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and we own a propane pipeline system in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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

The following table summarizes the range of low and high propane spot prices per gallon at Conway, Kansas, and Mt. Belvieu, Texas, two of our main pricing hubs, for the periods indicated and the prices at period end:

	Conway, Kansas			Mt. Belvieu, Texas
	Propane Spot Price Per Gallon			Propane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End	Low	High	At Period End
2023	$0.63	$1.34	$0.74	$0.64	$1.39	$0.78
2022	$0.67	$1.64	$1.37	$0.72	$1.63	$1.39
2021	$0.23	$1.53	$0.86	$0.25	$1.07	$0.92

The following table summarizes the range of low and high butane spot prices per gallon at Mt. Belvieu, Texas for the periods indicated and the prices at period end:

	Butane Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2023	$0.85	$1.65	$0.92
2022	$0.78	$2.01	$1.71
2021	$0.28	$1.16	$0.98

The following table summarizes the range of low and high Gulf Coast gasoline spot prices per barrel using NYMEX gasoline prompt-month futures for the periods indicated and the prices at period end:

	Gasoline Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2023	$86.06	$179.60	$113.42
2022	$81.95	$154.67	$133.96
2021	$21.43	$90.30	$82.04

The following table summarizes the range of low and high diesel spot prices per barrel using NYMEX ULSD prompt-month futures for the periods indicated and the prices at period end:

	Diesel Spot Price Per Gallon
Year Ended March 31,	Low	High	At Period End
2023	$109.41	$215.69	$112.40
2022	$74.44	$186.37	$155.03
2021	$25.64	$82.64	$74.39

We believe volatility in commodity prices will continue, and our ability to adjust to and manage this volatility may impact our financial results.

Our Liquids Logistics segment generated operating income of $66.6 million during the year ended March 31, 2023, compared to an operating loss of $8.4 million during the year ended March 31, 2022. The operating loss generated during the year ended March 31, 2022 included a net loss of $60.1 million related to the sale of Sawtooth Caverns, LLC (“Sawtooth”) (see Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K (“Annual Report”)) and a net loss of $11.8 million related to the sale of another terminal.

Other Developments

Global Pandemic, Ukraine War and Market Update

Since March 2020, and throughout the last two years, global markets and commodity prices have been extremely volatile due to the impacts from the COVID-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022. While we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still an element of volatility that we expect to continue at least for the near-term and possibly longer, due to the uncertainty of the pandemic, the war in Ukraine and the result of any economic recession or depression that has occurred or may occur in the future. This volatility could negatively impact future prices for oil, natural gas, petroleum products and industrial products.

In addition, if we see a continuation or acceleration of fiscal year 2023’s inflationary conditions, rising interest rates, supply chain disruptions and tight labor markets, then we may also see higher costs of operating our assets and executing on our capital projects in fiscal year 2024. During fiscal year 2023, the Russia-Ukraine conflict may have amplified inflation and supply chain constraints that were already constraining and complicating the rebound of the global economy. In an effort to curb inflation, the U.S. Federal Reserve raised interest rates during fiscal year 2023 and most recently on May 3, 2023. The U.S. Federal Reserve may implement additional increases in fiscal year 2024, which will increase the cost of our ABL Facility (as defined herein). On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our contracts, should help to counterbalance the impact of inflation on our costs.

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

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Revenues	$8,694,904	$7,947,915	$5,227,023
Cost of sales	7,650,024	7,139,312	4,493,822
Operating expenses	313,725	285,535	254,562
General and administrative expense	71,818	63,546	70,468
Depreciation and amortization	273,621	288,720	317,227
Loss on disposal or impairment of assets, net	86,888	94,254	475,436
Revaluation of liabilities	9,665	(6,495)	6,261
Operating income (loss)	289,163	83,043	(390,753)
Equity in earnings of unconsolidated entities	4,120	1,400	1,938
Interest expense	(275,445)	(271,640)	(198,799)
Gain (loss) on early extinguishment of liabilities, net	6,177	1,813	(16,692)
Other income (expense), net	28,748	2,254	(36,503)
Income (loss) from continuing operations before income taxes	52,763	(183,130)	(640,809)
Income tax (expense) benefit	(271)	(971)	3,391
Income (loss) from continuing operations	52,492	(184,101)	(637,418)
Loss from discontinued operations, net of tax	—	—	(1,769)
Net income (loss)	52,492	(184,101)	(639,187)
Less: Net income attributable to noncontrolling interests	(1,106)	(655)	(632)
Net income (loss) attributable to NGL Energy Partners LP	$51,386	$(184,756)	$(639,819)

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to acquisitions, dispositions and other transactions.

Repurchases of Senior Unsecured Notes

During the three months ended March 31, 2023, we repurchased or redeemed all $301.9 million of our outstanding 7.5% senior unsecured notes due 2023 (“2023 Notes”) and we repurchased $11.0 million of the 7.5% senior unsecured notes due 2026 (“2026 Notes”) (see Note 7 to our consolidated financial statements included in this Annual Report).

Acquisitions and Dispositions

We completed several acquisitions and dispositions during the years ended March 31, 2023, 2022 and 2021. These transactions impact the comparability of our results of operations between our current and prior fiscal years.

On March 30, 2023, we sold our marine assets and on March 31, 2023, we sold certain saltwater disposal assets in the Midland Basin (see Note 17 to our consolidated financial statements included in this Annual Report).

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

Subsequent Events

See Note 19 to our consolidated financial statements included in this Annual Report for a discussion of transactions that occurred subsequent to March 31, 2023.

Segment Operating Results for the Years Ended March 31, 2023 and 2022

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated.

	Year Ended March 31,
	2023	2022	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$524,689	$397,128	$127,561
Sale of recovered crude oil	120,705	77,203	43,502
Recycled water	13,841	11,343	2,498
Other revenues	37,803	59,192	(21,389)
Total revenues	697,038	544,866	152,172
Expenses:
Cost of sales-excluding impact of derivatives	9,737	26,340	(16,603)
Derivative loss	4,363	7,640	(3,277)
Operating expenses	212,115	175,022	37,093
General and administrative expenses	8,722	7,352	1,370
Depreciation and amortization expense	207,081	214,558	(7,477)
Loss on disposal or impairment of assets, net	46,431	25,598	20,833
Revaluation of liabilities	9,665	(6,495)	16,160
Total expenses	498,114	450,015	48,099
Segment operating income	$198,924	$94,851	$104,073

Produced water processed (barrels per day)
Delaware Basin	2,042,777	1,531,830	510,947
Eagle Ford Basin	119,458	99,298	20,160
DJ Basin	150,619	142,611	8,008
Other Basins	14,483	24,179	(9,696)
Total	2,327,337	1,797,918	529,419
Recycled water (barrels per day)	118,847	93,487	25,360
Total (barrels per day)	2,446,184	1,891,405	554,779
Skim oil sold (barrels per day) (1)	3,764	2,864	900
Service fees for produced water processed ($/barrel) (2)	$0.62	$0.61	$0.01
Recovered crude oil for produced water processed ($/barrel) (2)	$0.14	$0.12	$0.02
Operating expenses for produced water processed ($/barrel) (2)	$0.25	$0.27	$(0.02)

(1)    During the three months ended March 31, 2023, approximately 33,480 barrels of skim oil were stored and will be sold during fiscal year 2024.
(2)    Total produced water barrels processed during the years ended March 31, 2023 and 2022 were 849,477,938 and 656,240,083, respectively.

Water Disposal Service Fee Revenues. The increase was due to an increase in produced water volumes processed as a result of increased crude oil production driven by higher crude oil prices and completion activity, primarily in the Delaware Basin as well as higher fees charged for spot volumes. In addition, there was an increase in payments made by certain producers for committed volumes not delivered. Service fees for produced water processed ($/barrel) also benefited from these deficiency payments. These were partially offset by lower service fees received per barrel due to increased volumes from customers with long-term acreage dedications or minimum volume commitments with lower contracted fees.

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

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The increase was due primarily to increasing demand for water to be used in completions, driven by an increase in drilling and completion activity primarily in the Delaware Basin, and our customers’ transition from brackish non-potable water to recycled water, partially offset by lower pricing for recycled water.

Other Revenues. Other revenues primarily include brackish non-potable water revenues, water pipeline revenues, land surface use revenues, solids disposal revenues and reimbursements from construction projects. The decrease was due primarily to lower sales of brackish non-potable water related to the termination of a joint marketing agreement as well as our customers transitioning from brackish non-potable water to recycled water, partially offset by reimbursements from construction projects in the current period.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchases of brackish non-potable water from third-parties to meet customer needs due to the termination of a joint marketing agreement.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the year ended March 31, 2023, we had $4.5 million of net unrealized gains on derivatives and $8.8 million of net realized losses on derivatives. During the year ended March 31, 2022, we had $11.7 million of net unrealized losses on derivatives and $4.0 million of net realized gains on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher utility, royalty and chemical expenses as a result of the increase in produced water volumes processed. Utility, royalty and chemical expenses, which are three of our largest variable expenses, were not impacted by the rise in inflation due to negotiated long-term utility contracts with fixed rates, royalty contracts with no escalation clauses and a fixed chemical expense per barrel with our chemical provider. The increase was also due to higher incentive compensation expense, higher severance taxes due to the increase in revenue from recovered crude oil and higher repairs and maintenance expense due to timing of repairs and the operation of temporary booster stations.

Depreciation and Amortization Expense. The decrease was due primarily to certain long-term assets being fully amortized or impaired during the years ended March 31, 2022 and 2023. This decrease was partially offset by the depreciation of newly developed facilities and infrastructure.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2023, we recorded a net loss of $26.3 million primarily related to the sale of certain assets and a net loss of $21.8 million to write down the value of an inactive saltwater disposal facility and damaged equipment at another saltwater disposal facility, as well as the abandonment of certain capital projects and the retirement of certain assets. We also recorded a loss of $0.5 million related to the termination of a joint marketing agreement. In addition, we recorded a gain of $2.1 million from an insurance recovery for a saltwater disposal facility damaged in a prior period. During the year ended March 31, 2022, we recorded a net loss of $29.8 million primarily related to the write-down of an inactive saltwater disposal facility and damaged equipment and wells at other facilities, abandonment of certain capital projects and the sale of certain other miscellaneous assets. In addition, we recorded a gain of $4.3 million on the sale of certain land and a landfill permit.

Revaluation of Liabilities. During the year ended March 31, 2023, there was an increase in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to higher expected production from new customers, resulting in an increase to the expected future royalty payment. During the year ended March 31, 2022, there was a decrease in expense for the valuation of our contingent consideration liabilities related to royalty agreements acquired as part of certain business combinations due primarily to lower expected production from new customers, resulting in a decrease to the expected future royalty payment.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Year Ended March 31,
	2023	2022	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$2,376,434	$2,432,393	$(55,959)
Crude oil transportation and other	96,978	84,171	12,807
Total revenues (1)	2,473,412	2,516,564	(43,152)
Expenses:
Cost of sales-excluding impact of derivatives	2,274,089	2,271,973	2,116
Derivative (gain) loss	(14,565)	92,027	(106,592)
Operating expenses	50,154	54,606	(4,452)
General and administrative expenses	4,547	7,537	(2,990)
Depreciation and amortization expense	46,577	48,489	(1,912)
Loss (gain) on disposal or impairment of assets, net	31,086	(3,101)	34,187
Total expenses	2,391,888	2,471,531	(79,643)
Segment operating income	$81,524	$45,033	$36,491

Crude oil sold (barrels)	25,497	31,091	(5,594)
Crude oil transported on owned pipelines (barrels)	27,714	28,410	(696)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third parties (barrels) (2)	1,501	1,501	—
Crude oil inventory (barrels) (2)	684	1,339	(655)
Crude oil sold ($/barrel)	$93.204	$78.235	$14.969
Cost per crude oil sold ($/barrel) (3)	$89.190	$73.075	$16.115
Crude oil product margin ($/barrel) (3)	$4.014	$5.160	$(1.146)

(1)    Revenues include $8.6 million and $11.1 million of intersegment sales during the years ended March 31, 2023 and 2022, respectively, that are eliminated in our consolidated statements of operations.
(2)    Information is presented as of March 31, 2023 and March 31, 2022, respectively. The decrease in crude oil inventory was due primarily to capitalizing additional crude oil barrels as linefill as a result of increased requirements.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues. The decrease was due primarily to a reduction in sales volumes primarily due to lower production in the DJ Basin and increased buy/sell transactions during the year ended March 31, 2023. Buy/sell transactions are transactions in which we purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions. The decrease was partially offset by an increase in crude oil prices during the year ended March 31, 2023, compared to the year ended March 31, 2022.

Crude Oil Transportation and Other Revenues. The increase was primarily due to an increase in charter days and day rates within our marine transportation business as demand increased. On March 30, 2023, we sold our marine assets (see Note 17 to our consolidated financial statements included in this Annual Report).

During the year ended March 31, 2023, physical volumes on the Grand Mesa Pipeline averaged approximately 76,000 barrels per day, compared to approximately 78,000 barrels per day for the year ended March 31, 2022. Both contracted and non-contracted volumes decreased as overall production in the DJ Basin declined in part due to producer permitting issues.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the year ended March 31, 2023, compared to the year ended March 31, 2022 which was offset by a decrease in sales volumes.

Derivative (Gain) Loss. Our cost of sales during the year ended March 31, 2023 included $35.5 million of net realized losses on derivatives, driven by increasing crude oil prices, and $50.1 million of net unrealized gains on derivatives. The amounts for the year ended March 31, 2023 included net realized losses of $13.1 million and net unrealized gains of $23.8 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the year ended March 31, 2022 included $115.7 million of net realized losses on derivatives, driven by increasing crude oil prices, partially offset by $23.7 million of net unrealized gains on derivatives. The amounts for the year ended March 31, 2022 includes net realized losses of $83.5 million and net unrealized gains of $45.0 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Product Margin. The decrease was primarily due to the sale of higher priced inventory into a market in which prices were declining for most of the year. In the prior year, lower priced inventory was sold into a market in which prices were rising for most of the year. In addition, we incurred increased freight costs during the current period. This decrease in product margin was offset by higher contracted rates with certain producers as well as increased differentials on certain other sales contracts during the first nine months of the current year. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.
Operating and General and Administrative Expenses. The decrease was primarily related to the sale of the trucking business during the year ended March 31, 2022, and lower lease expense during the current period due to the completion of the renegotiation of certain leases.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our trucking assets during the year ended March 31, 2022.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the year ended March 31, 2023, we recorded an impairment of $23.1 million related to an underperforming crude oil terminal and a loss of $8.0 million on the sale of our marine assets. During the year ended March 31, 2022, we recorded a gain of $5.5 million on the sale of our trucking assets and a loss of $2.2 million due to damage caused by Hurricane Ida to one of our Gulf Coast terminals.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Year Ended March 31,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives (1)	$2,554,084	$1,899,898	$654,186
Cost of sales-excluding impact of derivatives	2,512,748	1,876,728	636,020
Derivative loss	1,255	2,907	(1,652)
Product margin	40,081	20,263	19,818

Propane sales:
Revenues (1)	1,161,129	1,325,941	(164,812)
Cost of sales-excluding impact of derivatives	1,103,786	1,313,765	(209,979)
Derivative loss (gain)	11,642	(20,519)	32,161
Product margin	45,701	32,695	13,006

Butane sales:
Revenues (1)	773,633	863,348	(89,715)
Cost of sales-excluding impact of derivatives	776,845	794,180	(17,335)
Derivative (gain) loss	(22,976)	18,690	(41,666)
Product margin	19,764	50,478	(30,714)

Other product sales:
Revenues-excluding impact of derivatives (1)	1,025,733	791,125	234,608
Cost of sales-excluding impact of derivatives	970,176	748,392	221,784
Derivative loss	24,483	15,812	8,671
Product margin	31,074	26,921	4,153

Service revenues:
Revenues (1)	14,218	16,200	(1,982)
Cost of sales	1,603	1,404	199
Product margin	12,615	14,796	(2,181)

Expenses:
Operating expenses	51,456	55,907	(4,451)
General and administrative expenses	7,571	7,166	405
Depreciation and amortization expense	13,301	18,714	(5,413)
Loss on disposal or impairment of assets, net	10,283	71,807	(61,524)
Total expenses	82,611	153,594	(70,983)
Segment operating income (loss)	$66,624	$(8,441)	$75,065

	Year Ended March 31,
	2023	2022	Change
	(in thousands, except per gallon amounts)

Natural gas liquids and refined products storage capacity - owned and leased (gallons) (2)	160,329	156,219	4,110

Refined products sold (gallons)	769,151	776,797	(7,646)
Refined products sold ($/gallon)	$3.321	$2.446	$0.875
Cost per refined products sold ($/gallon) (3)	$3.267	$2.416	$0.851
Refined products product margin ($/gallon) (3)	$0.054	$0.030	$0.024
Refined products inventory (gallons) (2)	1,003	1,090	(87)

Propane sold (gallons)	1,018,937	1,034,706	(15,769)
Propane sold ($/gallon)	$1.140	$1.281	$(0.141)
Cost per propane sold ($/gallon) (3)	$1.083	$1.270	$(0.187)
Propane product margin ($/gallon) (3)	$0.057	$0.011	$0.046
Propane inventory (gallons) (2)	48,379	37,719	10,660

Butane sold (gallons)	539,658	588,032	(48,374)
Butane sold ($/gallon)	$1.434	$1.468	$(0.034)
Cost per butane sold ($/gallon) (3)	$1.440	$1.351	$0.089
Butane product (loss) margin ($/gallon) (3)	$(0.006)	$0.117	$(0.123)
Butane inventory (gallons) (2)	17,409	19,825	(2,416)

Other products sold (gallons)	391,723	376,906	14,817
Other products sold ($/gallon)	$2.619	$2.099	$0.520
Cost per other products sold ($/gallon) (3)	$2.477	$1.986	$0.491
Other products product margin ($/gallon) (3)	$0.142	$0.113	$0.029
Other products inventory (gallons) (2)	12,893	18,614	(5,721)

(1)    Revenue includes $1.3 million of intersegment sales during the year ended March 31, 2022 that is eliminated in our consolidated statement of operations.
(2)    Information is presented as of March 31, 2023 and March 31, 2022, respectively.
(3)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increase in refined products prices. This was partially offset by a decrease in volumes primarily related to tighter supply in certain markets.

Refined Products Derivative Loss. Our Refined Products product margin during the year ended March 31, 2023 included realized losses of $1.3 million and the year ended March 31, 2022 included realized losses of $2.9 million.

Refined Products product margins, excluding the impact of derivatives, for the year ended March 31, 2023 increased from the year ended March 31, 2022 due to higher demand in several markets that were experiencing tighter supply as well as being well positioned from a supply and inventory perspective during the continued period of extreme volatility in commodity prices.

Propane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to lower propane prices and a decline in volumes. Propane prices have declined along with the decline in global energy prices as a result of the increase in interest rates to curb inflation and the overall concerns in the economy about a potential recession, as well as due to an increase in the days of domestic supply available, combined with lower demand due to the warmer heating season. Sales volumes decreased due to the decommissioning of a critical underground storage facility in the Midwest in April 2022, which were offset by an increase in sales volumes in the state of Michigan due to the completion of the Ambassador Pipeline.

Propane Derivative Loss (Gain). Our wholesale propane cost of sales included $6.9 million of net unrealized losses on derivatives and $4.7 million of net realized losses on derivatives during the year ended March 31, 2023. During the year ended March 31, 2022, our cost of wholesale propane sales included $2.0 million of net unrealized gains on derivatives and

$18.5 million of net realized gains on derivatives.

Propane product margins, excluding the impact of derivatives, increased as we replaced our inventory in a lower price environment and we realized the margin associated with our forward fixed-priced sales contracts and lower inventory costs due to the decreasing prices throughout the year ended March 31, 2023. During the year ended March 31, 2022, we experienced the opposite situation and were replacing our inventory when prices were rising.

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower volumes due to weaker spot demand for the product, especially exports, and lower prices. The softening of export economics continued throughout the year, which led to lower domestic prices as less product was being moved abroad.

Butane Derivative (Gain) Loss. Our cost of butane sales during the year ended March 31, 2023 included $3.9 million of net unrealized gains on derivatives and $19.1 million of net realized gains on derivatives. Our cost of butane sales included $1.0 million of net unrealized gains on derivatives and $19.7 million of net realized losses on derivatives during the year ended March 31, 2022.

Butane product margins, excluding the impact of derivatives, declined during the year ended March 31, 2023, as compared to the year ended March 31, 2022, due to the declining prices, lower export demand and increased freight charges due to higher fuel surcharges. In addition, we were also negatively impacted by lower location differentials as the product we contracted to purchase in the beginning of the season was continuing to compete with product purchased in the discounted market.

Other Products Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to an increased supply of biodiesel to sell during the current year compared to the prior year period due to favorable supply contracts entered into in the prior year. The increase was also related to the increase in asphalt revenues due to increased supply.

Other Products Derivatives Loss. Our derivatives of other products included $24.6 million of net realized losses on derivatives and $0.1 million unrealized gains on derivatives during the year ended March 31, 2023. Our derivatives of other products during the year ended March 31, 2022 included $15.8 million of net realized losses on derivatives and there was no unrealized gains or losses on derivatives.

Other product sales product margins, excluding the impact of derivatives, during the year ended March 31, 2023 increased due to an increase in biodiesel and biodiesel renewable identification number market prices, as well as securing favorable biodiesel supply contracts in the Midwest and transporting the product for sale in more favorable markets.

Service Revenues and Cost of Sales. This revenue includes storage, terminaling and transportation services income. The decrease during the year ended March 31, 2023 was due to the disposition of Sawtooth in June 2021 as well as less throughput in certain of our propane and butane terminals. Cost of sales increased due to higher chemical costs at our natural gas liquids terminals.

Operating and General and Administrative Expenses. The decrease was primarily related to lower incentive compensation due to lower operating results.

Depreciation and Amortization Expense. The decrease was primarily due to the disposition of Sawtooth in June 2021 as well as lower amortization expense due to certain intangible assets being fully amortized as of March 31, 2023.

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2023, we recorded a net loss of $10.1 million due to the impairment of several underperforming natural gas liquids terminals. In addition, during the year ended March 31, 2023, we recorded a net loss of $0.2 million related to the sale and retirement of other assets. During the year ended March 31, 2022, we recorded a net loss of $60.1 million related to the sale of Sawtooth (see Note 17 to our consolidated financial statements included in this Annual Report) and a net loss of $11.8 million related to the sale of another terminal during the three months ended September 30, 2021.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Year Ended March 31,
	2023	2022	Change
	(in thousands)
Cost of sales
Derivative loss	$1,181	$—	$1,181
Expenses:
General and administrative expenses	50,978	41,491	9,487
Depreciation and amortization expense	6,662	6,959	(297)
Gain on disposal or impairment of assets, net	(912)	(50)	(862)
Total expenses	56,728	48,400	8,328
Operating loss	$(57,909)	$(48,400)	$(9,509)

Cost of Sales - Derivative Loss. Amount for the year ended March 31, 2023 represents an unrealized loss on crude oil options entered into to protect our liquidity position and leverage from a significant increase in commodity prices that drive our working capital demands, as we experienced in the prior fiscal year. These positions will expire between April 2023 and November 2023.

General and Administrative Expenses. The increase during the year ended March 31, 2023 was due to increased incentive compensation expense compared to the prior year and an increase in equity-based compensation primarily due to a reversal of an incentive compensation accrual during the year ended March 31, 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense during the year ended March 31, 2023 was consistent with the year ended March 31, 2022.

Gain on Disposal or Impairment of Assets, Net. During the year ended March 31, 2023, we sold an airplane for a gain of $1.3 million, which was partially offset by a loss recorded to write-off the remaining amount of a loan receivable, due July 31, 2023, that was prepaid by the debtor (as discussed further in Note 2 to our consolidated financial statements included in this Annual Report) and an impairment loss recorded on the sublease of a building we were no longer using.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $4.1 million during the year ended March 31, 2023, compared to $1.4 million during the year ended March 31, 2022. The increase of $2.7 million during the year ended March 31, 2023 was due primarily to higher earnings from certain membership interests related to specific land and water services operations and a lower loss from our interest in an aircraft company.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2023	2022	Change
	(in thousands)
Senior secured notes	$153,750	$153,750	$—
Senior unsecured notes	76,288	87,766	(11,478)
Revolving credit facility	17,111	10,077	7,034
Other indebtedness	11,559	3,087	8,472
Total debt interest expense	258,708	254,680	4,028
Amortization of debt issuance costs	16,737	16,960	(223)
Total interest expense	$275,445	$271,640	$3,805

The debt interest expense increased $4.0 million during the year ended March 31, 2023 due primarily to a settlement of a claim for the failure to pay interest on royalty payments, as discussed further in Note 8 to our consolidated financial statements included in this Annual Report and an increase in our revolving credit facility interest rates in the current year. The increases in the current year were offset by lower interest expense resulting from repurchases of a portion of our Senior Unsecured Notes (as defined herein).

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $6.2 million during the year ended March 31, 2023, compared to $1.8 million during the year ended March 31, 2022. During the years ended March 31, 2023 and 2022, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes. In addition, we paid a prepayment premium of $1.6 million and wrote off debt issuance costs of less than $0.1 million related to the payoff of an outstanding equipment loan. For the year ended March 31, 2022, the net gain was partially offset by a loss on the early extinguishment of the Sawtooth credit agreement. See Note 7 to our consolidated financial statements included in this Annual Report for a further discussion.

Other Income, Net

Other income, net was $28.7 million during the year ended March 31, 2023, compared to other income, net of $2.3 million during the year ended March 31, 2022. The increase in other income, net of $26.4 million during the year ended March 31, 2023 was due primarily to the settlement of a dispute associated with commercial activities not occurring in the current reporting periods. See Note 17 to our consolidated financial statements included in this Annual Report for a further discussion.

Income Tax Expense

Income tax expense was $0.3 million during the year ended March 31, 2023, compared to income tax expense of $1.0 million during the year ended March 31, 2022. See Note 2 to our consolidated financial statements included in this Annual Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. Noncontrolling interest income was $1.1 million during the year ended March 31, 2023, compared to $0.7 million during the year ended March 31, 2022. The increase of $0.4 million during the year ended March 31, 2023 was due primarily to higher income from certain water solutions operations during the year ended March 31, 2023 and a loss of $0.2 million from the operations of Sawtooth during the year ended March 31, 2022, partially offset by lower income from certain recycling operations during the year ended March 31, 2023.

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

Loss on Disposal or Impairment of Assets, Net. During the year ended March 31, 2022, we recorded a net loss of $29.8 million primarily related to the write-down of an inactive saltwater disposal facility and damaged equipment and wells at other facilities, abandonment of certain capital projects and the sale of certain other miscellaneous assets. In addition, we recorded a gain of $4.3 million on the sale of certain land and a landfill permit.

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

Crude Oil Transportation and Other Revenues. The decrease was primarily due to our Grand Mesa Pipeline, as revenues from third-parties decreased by $72.6 million during the year ended March 31, 2022, compared to the year ended March 31, 2021. During the year ended March 31, 2022, physical volumes on the Grand Mesa Pipeline averaged approximately 78,000 barrels per day, compared to approximately 90,000 barrels per day for the year ended March 31, 2021 (volume amounts are from both internal and external parties). The decline was primarily due to the court approved rejection of the Extraction Oil & Gas, Inc. (“Extraction”) transportation agreement (as part of their bankruptcy) as well as decreased production in the DJ Basin.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to an increase in crude oil prices during the year ended March 31, 2022, compared to the year ended March 31, 2021. The increase was partially offset by a reduction in volumes, as discussed above in “Crude Oil Sales Revenues.”

Derivative Loss. Our cost of sales during the year ended March 31, 2022 included $115.7 million of net realized losses on derivatives, driven by increasing crude oil prices, partially offset by $23.7 million of net unrealized gains on derivatives. The amounts for the year ended March 31, 2022 includes net realized losses of $83.5 million and net unrealized gains of $45.0 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the year ended March 31, 2021 included $25.9 million of net realized losses on derivatives and $23.4 million of net unrealized losses on derivatives. Gains and losses from derivative activity should be offset by margin generated by the sale of the physical product.

Crude Oil Product Margin. The increase was primarily due to higher crude oil prices as certain contracted rates with producers increased due to higher crude oil prices.

Operating and General and Administrative Expenses. The decrease was primarily related to the write off of a receivable related to deficiency volumes from Extraction of $5.7 million during the year ended March 31, 2021. The decrease was offset by an increase in utility expenses due to Grand Mesa Pipeline increased utility rates, as well as increased business insurance due to policy rate increases for the year ended March 31, 2022.

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

Refined Products Derivative Loss. Our Refined Products product margin during the year ended March 31, 2022 included realized losses of $2.9 million and the year ended March 31, 2021 included realized losses of $0.9 million from our risk management activities due primarily to NYMEX future prices increasing on our short future positions.

Refined Products product margins, excluding the impact of derivatives, for the year ended March 31, 2022 increased from the year ended March 31, 2021 primarily due to supply being short during the three months ended December 31, 2021, as a result of extended refinery downtime in certain markets in which we compete, and being well positioned during the extreme volatility surrounding global events occurring in the three months ended March 31, 2022.

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

Butane Sales and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to higher commodity prices. This was partially offset by a volume decrease due to a tight supply market as a result of decreased refinery runs and an increase in demand for exports.

Butane Derivative Loss. Our cost of butane sales during the year ended March 31, 2022 included $1.0 million of net unrealized gains on derivatives and $19.7 million of net realized losses on derivatives. Our cost of butane sales included $3.2 million of net unrealized losses on derivatives and $19.1 million of net realized losses on derivatives during the year ended March 31, 2021.

Butane product margins, excluding the impact of derivatives, were higher during year ended March 31, 2022 than during the year ended March 31, 2021 due primarily to a tight supply market, driven by an increase in demand for exports and an increase in blending demand, which are driving favorable sales differentials.

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

Other Products Derivatives Loss (Gain). Our derivatives of other products included $15.8 million of net realized losses on derivatives and there was no unrealized gains or losses on derivatives during the year ended March 31, 2022. Our derivatives of other products during the year ended March 31, 2021 included $0.5 million of net unrealized gains on derivatives and $6.6 million of net realized gains on derivatives.

Other product sales product margins, excluding the impact of derivatives, during the year ended March 31, 2022 increased due to an increase in demand for biodiesel and biodiesel renewable identification number market prices, as well as securing favorable biodiesel supply contracts in the Midwest and transporting the product for sale in more favorable markets. The increase was partially offset by a decline in margin for other natural gas liquids, as favorable supply contracts in the prior year and increased demand in certain markets during the prior year drove favorable sale differentials. Less volatility in the market, for both supply and demand, led to tighter margins for these products during the current period.

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

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Year Ended March 31,
	2022	2021	Change
	(in thousands)
Senior secured notes	$153,750	$24,344	$129,406
Senior unsecured notes	87,766	96,711	(8,945)
Revolving credit facility	10,077	46,500	(36,423)
Other indebtedness	3,087	17,824	(14,737)
Total debt interest expense	254,680	185,379	69,301
Amortization of debt issuance costs	16,960	13,420	3,540
Total interest expense	$271,640	$198,799	$72,841

The debt interest expense increased $69.3 million during the year ended March 31, 2022 due primarily to the issuance of the 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) which resulted in us paying a higher interest rate on certain refinanced indebtedness. This increase was partially offset by the termination of the term credit agreement as well as the repurchases of a portion of our senior unsecured notes to mature in 2023 and 2026 (see Note 7 to our consolidated financial statements included in this Annual Report).

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

Other Income (Expense), Net

Other income, net was $2.3 million during the year ended March 31, 2022, compared to other expense, net of $36.5 million during the year ended March 31, 2021. The decrease in other expense, net of $38.8 million during the year ended March 31, 2022 was due primarily to a $40.0 million fee paid to the holders of the 9.00% Class D Preferred Units (“Class D Preferred Units”) during the year ended March 31, 2021 to obtain their consent in order to complete the issuance of the 2026 Senior Secured Notes and the asset-based revolving credit facility (“ABL Facility”) (see Note 12 to our consolidated financial statements included in this Annual Report), partially offset by proceeds received from a litigation settlement during the year ended March 31, 2021.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Net income (loss)	$52,492	$(184,101)	$(639,187)
Less: Net income attributable to noncontrolling interests	(1,106)	(655)	(632)
Net income (loss) attributable to NGL Energy Partners LP	51,386	(184,756)	(639,819)
Interest expense	275,505	271,689	198,823
Income tax expense (benefit)	271	971	(3,444)
Depreciation and amortization	273,544	287,943	314,476
EBITDA	600,706	375,847	(129,964)
Net unrealized (gains) losses on derivatives	(50,438)	(14,977)	47,366
CMA Differential Roll net losses (gains) (1)	3,547	67,738	—
Inventory valuation adjustment (2)	(7,795)	8,409	1,224
Lower of cost or net realizable value adjustments	(11,534)	10,862	(30,102)
Loss on disposal or impairment of assets, net	86,872	94,059	476,601
(Gain) loss on early extinguishment of liabilities, net	(6,177)	(1,851)	16,692
Equity-based compensation expense	2,718	(1,052)	6,727
Acquisition expense (3)	118	67	1,711
Revaluation of liabilities (4)	9,665	(6,495)	6,261
Class D Preferred Unitholder consent fee (5)	—	—	40,000
Other (6)	4,993	9,909	11,135
Adjusted EBITDA	$632,675	$542,516	$447,651
Adjusted EBITDA - Discontinued Operations (7)	$—	$—	$(621)
Adjusted EBITDA - Continuing Operations	$632,675	$542,516	$448,272

(1)    Adjustment to align, within Adjusted EBITDA, the net gains and losses of the Partnership’s CMA Differential Roll derivative instruments positions with the physical margin being hedged. See “Non-GAAP Financial Measures” section above for a further discussion.
(2)    Amounts represent the difference between the market value of the inventory at the balance sheet date and its cost. See “Non-GAAP Financial Measures” section above for a further discussion.
(3)    Amounts represent expenses we incurred related to legal and advisory costs associated with acquisitions.

(4)    Amounts represent the non-cash valuation adjustment of contingent consideration liabilities, offset by the cash payments, related to royalty agreements acquired as part of acquisitions in our Water Solutions segment.
(5)    Amount represents the fee paid to the holders of the Class D Preferred Units to obtain their consent in order to complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 12 to our consolidated financial statements included in this Annual Report).
(6)    Amounts represent non-cash operating expenses related to our Grand Mesa Pipeline, unrealized gains/losses on marketable securities and accretion expense for asset retirement obligations. Also, the amount for the year ended March 31, 2023 includes the write off of an asset acquired in a prior period acquisition.
(7)    Amount includes the operations of TPSL, Gas Blending and Mid-Con.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our consolidated statements of operations and consolidated statements of cash flows for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Depreciation and amortization per EBITDA table	$273,544	$287,943	$314,476
Intangible asset amortization recorded to cost of sales	(274)	(281)	(307)
Depreciation and amortization of unconsolidated entities	(783)	(768)	(756)
Depreciation and amortization attributable to noncontrolling interests	1,134	1,826	3,814
Depreciation and amortization per consolidated statements of operations	$273,621	$288,720	$317,227

Depreciation and amortization per EBITDA table	$273,544	$287,943	$314,476
Amortization of debt issuance costs recorded to interest expense	16,737	16,960	13,419
Amortization of royalty expense recorded to operating expense	247	247	247
Depreciation and amortization of unconsolidated entities	(783)	(768)	(756)
Depreciation and amortization attributable to noncontrolling interests	1,134	1,826	3,814
Depreciation and amortization per consolidated statements of cash flows	$290,879	$306,208	$331,200

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Interest expense per EBITDA table	$275,505	$271,689	$198,823
Interest expense attributable to unconsolidated entities	(60)	(65)	(71)
Interest expense attributable to noncontrolling interests	—	16	47
Interest expense per consolidated statements of operations	$275,445	$271,640	$198,799

The following table summarizes additional amounts attributable to discontinued operations in the EBITDA table above for the year ended March 31, 2021 (in thousands):

Income tax benefit	$(53)
Inventory valuation adjustment	$27
Lower of cost or net realizable value adjustments	$(27)
Loss on disposal or impairment of assets, net	$1,174

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated.

	Year Ended March 31, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$198,924	$81,524	$66,624	$(57,909)	$289,163
Depreciation and amortization	207,081	46,577	13,301	6,662	273,621
Amortization recorded to cost of sales	—	—	274	—	274
Net unrealized (gains) losses on derivatives	(4,464)	(50,104)	2,951	1,179	(50,438)
CMA Differential Roll net losses (gains)	—	3,547	—	—	3,547
Inventory valuation adjustment	—	—	(7,795)	—	(7,795)
Lower of cost or net realizable value adjustments	—	(2,247)	(9,287)	—	(11,534)
Loss (gain) on disposal or impairment of assets, net	46,431	31,086	10,283	(912)	86,888
Equity-based compensation expense	—	—	—	2,718	2,718
Acquisition expense	29	—	—	89	118
Other income (expense), net	70	330	(1,665)	30,013	28,748
Adjusted EBITDA attributable to unconsolidated entities	4,759	—	27	176	4,962
Adjusted EBITDA attributable to noncontrolling interest	(2,269)	—	—	—	(2,269)
Revaluation of liabilities	9,665	—	—	—	9,665
Other	2,865	203	1,933	6	5,007
Adjusted EBITDA	$463,091	$110,916	$76,646	$(17,978)	$632,675

	Year Ended March 31, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$94,851	$45,033	$(8,441)	$(48,400)	$83,043
Depreciation and amortization	214,558	48,489	18,714	6,959	288,720
Amortization recorded to cost of sales	—	—	281	—	281
Net unrealized losses (gains) on derivatives	11,652	(23,664)	(2,965)	—	(14,977)
CMA Differential Roll net losses (gains)	—	67,738	—	—	67,738
Inventory valuation adjustment	—	—	8,409	—	8,409
Lower of cost or net realizable value adjustments	—	2,235	8,627	—	10,862
Loss (gain) on disposal or impairment of assets, net	25,598	(3,101)	71,807	(50)	94,254
Equity-based compensation expense	—	—	—	(1,052)	(1,052)
Acquisition expense	4	—	—	63	67
Other income, net	718	353	711	472	2,254
Adjusted EBITDA attributable to unconsolidated entities	2,363	—	14	(145)	2,232
Adjusted EBITDA attributable to noncontrolling interest	(2,212)	—	(528)	—	(2,740)
Revaluation of liabilities	(6,495)	—	—	—	(6,495)
Other	921	9,064	(65)	—	9,920
Adjusted EBITDA	$341,958	$146,147	$96,564	$(42,153)	$542,516

	Year Ended March 31, 2021
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Continuing Operations	Discontinued Operations (TPSL, Mid-Con, Gas Blending)	Consolidated
	(in thousands)
Operating (loss) income	$(92,720)	$(304,330)	$70,441	$(64,144)	$(390,753)	$—	$(390,753)
Depreciation and amortization	222,107	60,874	29,184	5,062	317,227	—	317,227
Amortization recorded to cost of sales	—	—	307	—	307	—	307
Net unrealized losses (gains) on derivatives	24,500	23,432	(566)	—	47,366	—	47,366
Inventory valuation adjustment	—	—	1,197	—	1,197	—	1,197
Lower of cost or net realizable value adjustments	—	(29,458)	(617)	—	(30,075)	—	(30,075)
Loss on disposal or impairment of assets, net	76,942	384,143	3,350	11,001	475,436	—	475,436
Equity-based compensation expense	—	—	—	6,727	6,727	—	6,727
Acquisition expense	27	—	—	1,684	1,711	—	1,711
Other income (expense), net	266	1,565	1,301	(39,635)	(36,503)	—	(36,503)
Adjusted EBITDA attributable to unconsolidated entities	3,019	—	(3)	(252)	2,764	—	2,764
Adjusted EBITDA attributable to noncontrolling interest	(1,647)	—	(2,887)	—	(4,534)	—	(4,534)
Revaluation of liabilities	6,261	—	—	—	6,261	—	6,261
Class D Preferred Unitholder consent fee	—	—	—	40,000	40,000	—	40,000
Intersegment transactions (1)	—	—	(27)	—	(27)	—	(27)
Other	2,751	8,317	100	—	11,168	—	11,168
Discontinued operations	—	—	—	—	—	(621)	(621)
Adjusted EBITDA	$241,506	$144,543	$101,780	$(39,557)	$448,272	$(621)	$447,651

(1)    Amount reflects the transactions with TPSL, Mid-Con and Gas Blending that are eliminated in consolidation.

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are cash flows from our operations, borrowings under our ABL Facility, issuing long-term notes, common and/or preferred units, loans from financial institutions, asset securitizations or the sale of assets. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities.

On February 4, 2021, we closed on our $2.05 billion 2026 Senior Secured Notes offering and entered into a $500.0 million ABL Facility. See Note 7 to our consolidated financial statements included in this Annual Report for a further discussion of these transactions and a description of the 2026 Senior Secured Notes and ABL Facility. These transactions extended the maturity of our debt and provided us with improved liquidity. In conjunction with the transaction, we agreed to certain restricted payment provisions, one of which requires us to temporarily suspend the quarterly common unit distribution which began with the quarter ended December 31, 2020, as well as distributions on all of our preferred units, which began with the quarter ended March 31, 2021, until our total leverage ratio (as defined in the indenture for the 2026 Senior Secured Notes) falls below 4.75 to 1.00. As of March 31, 2023, our total leverage ratio was 4.56 to 1.00. The cash savings from the suspension of the distributions have accelerated the deleveraging of our balance sheet, increased our liquidity and should continue to create more financial flexibility going forward.

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through

March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we entered into hedges that mitigate this exposure during the time of our fiscal year when we are building inventory.

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

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash flows from our operations and borrowings under our ABL Facility, which we believe will provide liquidity to operate our business, manage our working capital requirements and repay current maturities.

The ABL Facility commitments are $600.0 million which includes a sub-limit for letters of credit of $250.0 million. At March 31, 2023, $138.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $152.0 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

For additional information related to our ABL Facility, see Note 7 to our consolidated financial statements included in this Annual Report.

As of March 31, 2023, our current assets exceeded our current liabilities by approximately $182.3 million.

Long-Term Financing

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

Senior Unsecured Notes

The senior unsecured notes include the 6.125% senior unsecured notes due 2025 (“2025 Notes”), which mature on March 1, 2025 and the 2026 Notes, which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

Repurchases

During the year ended March 31, 2023, we repurchased $272.3 million of the 2023 Notes and $12.5 million of the 2026 Notes at a cumulative cash cost of $275.9 million (excluding payments of accrued interest).

Redemptions

On February 23, 2023, we called the remaining 2023 Notes for redemption. The aggregate outstanding principal amount was $203.4 million. On March 30, 2023, registered holders of the 2023 Notes received a redemption payment equal to 100% of the principal amount of the 2023 Notes, plus all accrued and unpaid interest as of the redemption date.

As of March 1, 2023, we have the right to redeem all or a portion of the outstanding 2025 Notes at 100% of the principal amount plus accrued and unpaid interest. As of April 15, 2024, we will have the right to redeem all or a portion of the outstanding 2026 Notes at 100% of the principal amount plus accrued and unpaid interest.

Other Long-term Debt

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. The equipment loan was paid off on March 30, 2023 when we sold our marine assets (see Note 17 to our consolidated financial statements included in this Annual Report).

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

	Capital Expenditures			Other
Year Ended March 31,	Expansion (1)	Maintenance	Acquisitions	Investments (2)
	(in thousands)
2023	$79,091	$61,649	$—	$88
2022	$75,554	$59,468	$—	$350
2021	$90,920	$28,787	$(901)	$963

(1)    Amount for the year ended March 31, 2021 includes $18.2 million of transactions classified as acquisitions of assets.
(2)    Amounts relate to contributions made to unconsolidated entities.

Capital expenditures for the year ending March 31, 2024 are expected to be $125 million.

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

Purchase Commitments

Our fixed-price and index-price commodity purchase commitments result from contracts we have entered into for which we expect the parties to physically settle and deliver the inventory in future periods. As of March 31, 2023, our purchase commitments totaled $7.7 billion, with $5.4 billion due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our commodity purchase commitments and timing of our expected purchase commitments payments.

Debt Principal and Interest Obligations

As of March 31, 2023, our aggregate principal amount of outstanding debt was $2.9 billion, with nothing due within one year. Our interest obligation on the debt was $588.6 million, with $213.0 million due within one year, based on our outstanding balances and interest rates as of March 31, 2023. See Note 7 to our consolidated financial statements included in this Annual Report for information regarding our outstanding debt principal and interest obligations and timing of our expected debt principal and interest payments.

Operating Lease Obligations

As of March 31, 2023, our undiscounted operating lease obligation was $121.4 million, with $40.8 million due within one year. See Note 15 to our consolidated financial statements included in this Annual Report for information regarding our lease obligations and timing of our expected lease payments.

Pipeline Commitments

Our pipeline commitments are noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on their pipelines. As of March 31, 2023, our future minimum throughput payments were $53.6 million, with $26.9 million due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our pipeline commitments and timing of our expected pipeline commitments payments.

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. As of March 31, 2023, our asset retirement obligations were $35.2 million, of which we expect to settle $0.3 million during the next fiscal year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our asset retirement obligations and timing of our expected asset retirement obligations payments.

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. As of March 31, 2023, our commitment obligations were $22.1 million, with $10.3 million due within one year. See Note 8 to our consolidated financial statements included in this Annual Report for information regarding our other commitments and timing of our expected commitment payments.

Cash Flows

The following table summarizes the sources (uses) of our cash flows from continuing operations for the periods indicated:

	Year Ended March 31,
Cash Flows Provided by (Used in):	2023	2022	2021
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$447,024	$342,362	$295,301
Changes in operating assets and liabilities	(1,838)	(136,516)	10,462
Operating activities-continuing operations	$445,186	$205,846	$305,763
Investing activities-continuing operations	$64,188	$(212,408)	$(221,493)
Financing activities-continuing operations	$(507,765)	$5,555	$(100,376)

Operating Activities-Continuing Operations. The seasonality of our Liquids Logistics segment has a significant effect on our cash flows from operating activities. Increases in natural gas liquids prices typically reduce our operating cash flows due to higher cash requirements to fund increases in inventories and decreases in natural gas liquids prices typically increase our operating cash flows due to lower cash requirements to fund increases in inventories. In our Liquids Logistics segment, we typically experience operating losses or lower operating income during our first and second quarters, or the six months ending September 30, as a result of lower volumes of natural gas liquids sales and when we are building our inventory levels for the upcoming butane blending and heating seasons, which generally begin in late fall, under normal demand conditions, and run through February or March. We borrow under the revolving credit facility to supplement our operating cash flows during the periods in which we are building inventory. Our operations, and as a result our cash flows, are also impacted by positive and negative movements in commodity prices, which cause fluctuations in the value of inventory, accounts receivable and payables, due to increases and decreases in revenues and cost of sales. The increase in net cash provided by operating activities during the year ended March 31, 2023 was due primarily to fluctuations in working capital, particularly accounts receivable, inventory and accounts payable, during the year ended March 31, 2023 and increased earnings from operations. The decrease in net cash provided by operating activities during the year ended March 31, 2022 was due primarily to fluctuations in the value of accounts receivable and accounts payable, increased inventory valuations and higher interest expense during the year ended March 31, 2022.

Investing Activities-Continuing Operations. Net cash provided by investing activities was $64.2 million during the year ended March 31, 2023, compared to net cash used in investing activities of $212.4 million during the year ended March 31, 2022. The decrease in net cash used in investing activities was due primarily to:

•a $206.5 million decrease in payments to settle derivatives; and
•a $75.6 million increase in proceeds received from the sale of certain assets and businesses primarily related to the sale of our marine assets and certain saltwater disposal assets in March 2023 and the sale of our interest in Sawtooth in June 2021 (see Note 2, Note 4 and Note 17 to our consolidated financial statements included in this Annual Report).

These decreases in net cash used in investing activities were partially offset by an increase in capital expenditures from $142.4 million (includes payment of amounts accrued as of March 31, 2021) during the year ended March 31, 2022 to $147.8 million (includes payment of amounts accrued as of March 31, 2022) during the year ended March 31, 2023 due primarily to the timing of the expenditures in our Water Solutions segment.

Net cash used in investing activities was $212.4 million during the year ended March 31, 2022, compared to net cash used in investing activities of $221.5 million during the year ended March 31, 2021. The decrease in net cash used in investing activities was due primarily to:

•a decrease in capital expenditures from $186.8 million (includes payment of amounts accrued as of March 31, 2020) during the year ended March 31, 2021 to $142.4 million (includes payment of amounts accrued as of March 31, 2021) during the year ended March 31, 2022 due primarily to fewer expansion projects in our Water Solutions segment; and
•a $36.2 million increase in proceeds received from the sale of certain assets and businesses primarily related to the sale of our interest in Sawtooth in June 2021 and the sale of certain permits, land and a saltwater disposal facility to a third-party during the year ended March 31, 2021 (see Note 4 and Note 17 to our consolidated financial statements included in this Annual Report).

These decreases in net cash used in investing activities were partially offset by a $71.7 million increase in payments to settle derivatives.

Financing Activities-Continuing Operations. Net cash used in financing activities was $507.8 million during the year ended March 31, 2023, compared to net cash provided by financing activities of $5.6 million during the year ended March 31, 2022. The increase in net cash used in financing activities was due primarily to:

•an increase of $396.1 million paid in cash to repurchase a portion of our Senior Unsecured Notes and redeem the remaining outstanding 2023 Notes during the year ended March 31, 2023;
•a decrease of $90.0 million in borrowings on the revolving credit facility (net of repayments) during the year ended March 31, 2023; and
•payments on other long-term debt of $43.3 million on the outstanding balance on our equipment loan and a prepayment premium as we sold our marine assets in March 2023 (see Note 17 to our consolidated financial statements included in this Annual Report).

These increases in net cash used in financing activities were partially offset by:

•a decrease of $9.6 million in debt issuance costs for the revolving credit facility during the year ended March 31, 2023; and
•a decrease of $5.0 million in payments on other long-term debt as the Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth in June 2021.

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
•a decrease of $144.6 million in distributions paid to our GP and common unitholders, preferred unitholders and noncontrolling interest owners during the year ended March 31, 2022 due primarily to the reduction and subsequent suspension of the quarterly common unit and preferred unit distributions;
•$93.4 million in contingent consideration payments during the year ended March 31, 2021 due to installment payments related to the Mesquite Disposals Unlimited, LLC acquisition;
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

As permitted under Rule 13-01(a)(4)(vi) of Regulation S-K, we have excluded summarized financial information for the Partnership because the assets, liabilities, and results of operations of NGL Energy Partners LP (parent), NGL Energy Finance Corp. and the Guarantor Subsidiaries are not materially different than the corresponding amounts in our consolidated financial statements, and we believe that such summarized financial information would be repetitive and would not provide incremental value to investors.

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

Impairment of Goodwill

The goodwill relating to each of our reporting units is tested for impairment annually as well as when an event or change in circumstances indicates an impairment may have occurred. For each reporting unit, we perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying value, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, an impairment loss is recognized to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value, limited to the total amount of goodwill for the reporting unit. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. During the year ended March 31, 2021, we recorded a goodwill impairment of $237.8 million. We did not record a goodwill impairment during the years ended March 31, 2023 and 2022. See Note 5 to our consolidated financial statements included in this Annual Report for a further discussion of our goodwill impairment assessment.

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

Asset Retirement Obligations

We have contractual and regulatory obligations at certain facilities for which we have to perform remediation, dismantlement or removal activities when the assets are retired. Our largest asset retirement obligations involve the abandonment or removal of pipelines and saltwater and freshwater disposal wells. We are required to recognize the fair value of a liability for an asset retirement obligation if a reasonable estimate of fair value can be made. In order to determine the fair value of such a liability, we must make certain estimates and assumptions including, among other things, projected cash flows, the estimated timing of retirement, a credit-adjusted risk-free interest rate, and an assessment of market conditions, which could significantly impact the estimated fair value of the asset retirement obligation. Most of these retirement obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. These estimates and assumptions are very subjective and can vary over time. Our consolidated balance sheet at March 31, 2023 includes a liability of $35.2 million related to asset retirement obligations, which is reported within other noncurrent liabilities.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At March 31, 2023, we had $138.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 8.70%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at March 31, 2023.

On July 1, 2022, the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month London Interbank Offered Rate (“LIBOR”) interest rate (4.77% for the quarter ended March 31, 2023) plus a spread of 7.213%. A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at March 31, 2023.

For our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, distributions on and after April 15, 2024 will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the amended and restated limited partnership agreement (the “Partnership Agreement”)) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the Partnership Agreement) plus a spread of 7.00% (“Class D Variable Rate”, as defined in the Partnership Agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

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

The crude oil, natural gas liquids, and refined and renewables products industries are “margin-based” and “cost-plus” businesses in which our realized margins depend on the differential of sales prices over our supply costs. We have no control over market conditions. As a result, our profitability may be impacted by sudden and significant changes in the price of crude oil, natural gas liquids, and refined and renewables products.

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

The following table summarizes the hypothetical impact on the March 31, 2023 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$2,048
Propane (Liquids Logistics segment)	$(1,414)
Butane (Liquids Logistics segment)	$(4,096)
Refined Products (Liquids Logistics segment)	$(4,660)
Other Products (Liquids Logistics segment)	$8,957
Canadian dollars (Liquids Logistics segment)	$124

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

At March 31, 2023, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2023. Based on this evaluation, the principal executive officer and principal financial officer of our general partner have concluded that as of March 31, 2023, such disclosure controls and procedures were effective.

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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Our internal control over financial reporting as of March 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears below in this section of the Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended March 31, 2023, and our report dated May 31, 2023 expressed an unqualified opinion on those financial statements.

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
May 31, 2023

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Board of Directors of our General Partner

NGL Energy Holdings LLC, our general partner (“GP”), manages our operations and activities on our behalf through its directors and executive officers. Unitholders are not entitled to elect the directors of our GP or directly or indirectly participate in our management or operations. The NGL Energy GP Investor Group appoints all members to the board of directors of our GP.

The board of directors of our GP currently has eight members. The board of directors of our GP has determined that Mr. James M. Collingsworth, Mr. Stephen L. Cropper, Mr. Bryan K. Guderian and Mr. Derek S. Reiners satisfy the New York Stock Exchange (“NYSE”) and Securities and Exchange Commission (“SEC”) independence requirements. The NYSE does not require a listed publicly traded limited partnership like NGL to have a majority of independent directors on the board of directors of its general partner. In addition, we are not required to have a nominating and corporate governance committee.

In evaluating director candidates, the NGL Energy GP Investor Group assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of the board of directors of our GP to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties. Our GP has no minimum qualifications for director candidates. In general, however, the NGL Energy GP Investor Group reviews and evaluates both incumbent and potential new directors in an effort to achieve diversity of skills and experience among the directors of our GP and in light of the following criteria:

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

Although our GP does not have a formal policy in regard to the consideration of diversity in identifying director nominees, qualified candidates for nomination to the board are considered without regard to race, color, religion, gender, ancestry or national origin.

Directors and Named Executive Officers

Directors of our GP are appointed by the NGL Energy GP Investor Group and hold office until their successors have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Named executive officers are appointed by, and serve at the discretion of, the board of directors of our GP. The following table summarizes information regarding the directors of our GP and our named executive officers as of May 26, 2023.

Name	Age	Position with NGL Energy Holdings LLC
H. Michael Krimbill	69	Chief Executive Officer and Director
Bradley P. Cooper	47	Executive Vice President and Chief Financial Officer
Kurston P. McMurray	51	Executive Vice President and General Counsel and Secretary
Lawrence J. Thuillier	52	Chief Accounting Officer
Shawn W. Coady	61	Director
James M. Collingsworth	68	Director
Stephen L. Cropper	73	Director
Bryan K. Guderian	63	Director
John T. Raymond	52	Director
Derek S. Reiners	52	Director
Randall S. Wade	53	Director

H. Michael Krimbill. Mr. Krimbill has served as our Chief Executive Officer since October 2010 and as a member of the board of directors of our GP since its formation in September 2010. Mr. Krimbill was the President and Chief Financial Officer of Energy Transfer Partners, L.P. from 2004 until his resignation in January 2007. Mr. Krimbill joined Heritage Propane Partners, L.P., the predecessor of Energy Transfer Partners, L.P., as Vice President and Chief Financial Officer in 1990. Mr. Krimbill was President of Heritage Propane Partners, L.P. from 1999 to 2000 and President and Chief Executive Officer of Heritage Propane Partners, L.P. from 2000 to 2005. Mr. Krimbill also served as a director of Energy Transfer Equity, the general partner of Energy Transfer Partners, L.P., from 2000 to January 2007, Williams Partners L.P. from 2007 to September 2012, and Pacific Commerce Bank from January 2011 to March 2015.

Mr. Krimbill brings leadership, oversight and financial experience to the board. Mr. Krimbill provides expertise in managing and operating a publicly traded partnership, including substantial expertise in successfully acquiring and integrating midstream businesses. Mr. Krimbill also brings financial expertise to the board, including his prior service as a chief financial officer. Mr. Krimbill’s experience serving on other public company boards is also a valuable asset to the board of directors of our GP.

Bradley P. Cooper. Mr. Cooper has served as our Executive Vice President and Chief Financial Officer since January 13, 2023. Mr. Cooper served as our Senior Vice President, Administration and Risk from June 2021, when he joined NGL, to January 2023. Mr. Cooper spent 10 years with WPX Energy, Inc. (“WPX”) where he was Vice President of Finance and Treasurer. Prior to WPX, he was at The Williams Companies where he held various corporate finance and risk management leadership roles.

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

Shawn W. Coady. Dr. Coady served as our President and Chief Operating Officer, Retail Division, from April 2012 to March 2018, when we sold a portion of our Retail Propane segment to DCC LPG (“DCC”), and previously served as our Co-President and Chief Operating Officer, Retail Division from October 2010 through April 2012. Dr. Coady served as an executive officer of DCC from April 2018 until his retirement in December 2020. Dr. Coady served as a member of the board of directors of our GP since its formation in September 2010. Dr. Coady has served as an officer of Hicks Oils & Hicksgas, Incorporated (“HOH”), from March 1989 to September 2010 when HOH contributed its propane and propane related assets to Hicksgas LLC, and the membership interests in Hicksgas LLC were contributed to us as part of our formation transactions. Dr. Coady was also the President of Hicksgas Gifford, Inc. from March 1989 until the membership interests in the company were contributed to us as part of our formation transactions. Dr. Coady has served as a director for the National Propane Gas Association from 2004 to 2015 and as a member of the executive committee of the Illinois Propane Gas Association from 2004 to March 2015.

Dr. Coady brings valuable operational experience to the board. Dr. Coady has over 25 years of experience in the retail propane industry, and provides expertise in both acquisition and organic growth strategies. Dr. Coady also provides insight into developments and trends in the propane industry through his leadership roles in industry associations.

James M. Collingsworth. Mr. Collingsworth has served on the board of directors of our GP since January 2015. Mr. Collingsworth previously served as a Senior Vice President of the general partner of Enterprise Products Partners L.P. from November 2001 through January 2014. Prior to that, Mr. Collingsworth served as a board member of Texaco Canada Petroleum Inc. from July 1998 to October 2001 and was employed by Texaco from 1991 to 2001 in various management positions, including Senior Vice President of NGL Assets and Business Services from July 1998 to October 2001. Prior to joining Texaco, Mr. Collingsworth was director of feedstocks for Rexene Petrochemical Company from 1988 to 1991 and served in the MAPCO, Inc. organization from 1973 to 1988 in various capacities, including customer service and business development manager of the Mid-America and Seminole pipelines. Mr. Collingsworth served as a director of American Ethane Co. Mr. Collingsworth currently serves on the board of directors of Martin Midstream Partners L.P.

Mr. Collingsworth brings a wealth of in-depth industry experience to the board. Mr. Collingsworth has worked in all facets of the midstream and petrochemical industry for more than 40 years.

Stephen L. Cropper. Mr. Cropper joined the board of directors of our GP in June 2011. Mr. Cropper held various positions during his 25-year career at The Williams Companies, Inc., including serving as the President and Chief Executive Officer of Williams Energy Services, a Williams operating unit involved in various energy-related businesses, until his retirement in 1998. Mr. Cropper served as a director of Energy Transfer Partners, L.P. from 2000 through 2005. Since Mr. Cropper’s retirement from The Williams Companies, Inc. in 1998, he has been a consultant and private investor and also served as a director of Sunoco Logistics Partners, L.P., NRG Energy, Inc., Berry Petroleum Company, Rental Car Finance Corp., a subsidiary of Dollar Thrifty Automotive Group and Wawa Inc. Mr. Cropper currently serves on the board of directors of QuikTrip Corporation.

Mr. Cropper brings substantial experience in the energy business and in the marketing of energy products to the board. With his significant management and governance experience, Mr. Cropper provides important skills in identifying, assessing and addressing various business issues. As a director for other public companies, Mr. Cropper also provides cross board experience.

On May 25, 2023, Mr. Cropper notified the Partnership that he will be resigning from his board position effective June 2, 2023.

Bryan K. Guderian. Mr. Guderian joined the board of directors of our GP in May 2012. Mr. Guderian currently serves as a Principal of BKG Consulting LLC, an energy related consulting firm. Mr. Guderian has served as Executive Vice President of Business Development of WPX from February 2018 until his retirement in January 2021. Mr. Guderian served as Senior Vice President of Business Development of WPX from October 2014 to February 2018 and as Senior Vice President of Operations of WPX from August 2011 to October 2014. Mr. Guderian previously served as Vice President of the Exploration & Production unit of The Williams Companies, Inc. from 1998 until August 2011, where he had responsibility for overseeing international operations. Mr. Guderian served as a director of Apco Oil & Gas International Inc., from 2002 to 2015 and as a director of Petrolera Entre Lomas S.A. from 2003 to 2015.

Mr. Guderian brings considerable upstream experience to the board including executive, operational and financial expertise from 30 years of petroleum industry involvement, the majority of which has been focused in exploration and production.

John T. Raymond. Mr. Raymond joined the board of directors of our GP in August 2013. Mr. Raymond is the Founder and Majority Owner of The Energy & Minerals Group (“EMG”) of which he has been a Managing Partner and the Chief Executive Officer since its September 2006 inception. Mr. Raymond has held executive leadership positions with various energy companies, including President and Chief Executive Officer of Plains Resources Inc. (the predecessor entity of Vulcan

Energy Corporation), President and Chief Operating Officer of Plains Exploration and Production Company and was a Director of Plains All American Pipeline, LP.

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

Derek S. Reiners. Mr. Reiners joined the board of directors of our GP in December 2019 and was appointed to serve on the Audit Committee. Mr. Reiners currently serves as the President of Contango Energy Capital LLC, a privately held investment and consulting firm. Prior to that, Mr. Reiners served in various senior financial and accounting roles at ONEOK, Inc. and ONEOK Partners, L.P. from August 2009 to May 2019, including Senior Vice President and Chief Accounting Officer from August 2009 to December 2012, Senior Vice President, Chief Financial Officer and Treasurer from January 2013 to May 2017 and Senior Vice President, Finance and Treasurer from June 2017 to May 2019. Prior to joining ONEOK, Mr. Reiners was a partner at Grant Thornton LLP from August 2004 to July 2009. Mr. Reiners is a certified public accountant.

Mr. Reiners brings extensive executive, financial and operational experience to the board. With over ten years of experience in the natural gas liquids industry in numerous positions, Mr. Reiners provides valuable insight into our business and industry.

Randall S. Wade. Mr. Wade has served on the board of directors of our GP since February 2021. Mr. Wade is the President of EIG Global Energy Partners (“EIG”) and a member of its Investment and Executive Committees. He has broad involvement in the firm’s various activities including investments, investor relations, operations and strategic initiatives. Since joining EIG in 1996, Mr. Wade has filled various roles including Chief Operating Officer, head of the direct lending strategy, investment principal with coverage responsibility for Australia and an analyst for the oil and gas team. Prior to joining EIG, Mr. Wade was a Commercial Lending Officer for First Interstate Bank of Texas, where he was responsible for developing a middle-market loan portfolio.

Mr. Wade brings extensive financial and industry experience to the board.

Director Appointment Rights

The Limited Liability Company Agreement of NGL Energy Holdings LLC grants certain parties the right to designate a specified number of persons to serve on the board of directors of our GP. EMG NGL HC LLC has the right to designate one person to serve on the board of directors of our GP, and has designated John T. Raymond. EIG has the right to designate one person to serve on the board of directors of our GP, and has designated Randall S. Wade. The Coady Group (which consists of certain entities controlled by Shawn W. Coady and his brother Todd M. Coady) and the investors who formed the Partnership (“IEP Parties”) (which consists of certain entities controlled by H. Michael Krimbill, and two other investors) each have the right to designate one person to serve on the board of directors of our GP. The Coady Group has designated Shawn W. Coady and the IEP Parties have designated H. Michael Krimbill.

Board Leadership Structure and Role in Risk Oversight

The board of directors of our GP believes that whether the offices of chairman of the board and chief executive officer are combined or separated should be decided by the board, from time to time, in its business judgment after considering relevant circumstances. The board of directors of our GP currently does not have a chairman, although our chief executive officer, Mr. Krimbill, presides over the meetings.

The board of directors of our GP and its committees regularly review material operational, financial, compensation and compliance risks with senior management. In particular, the audit committee is responsible for risk oversight with respect to financial and compliance risks and risks relating to our audit and independent registered public accounting firm. Our compensation committee considers risk in connection with its design and evaluation of compensation programs for our senior management. Each committee regularly reports to the board of directors of our GP regarding its respective risk oversight role.

Audit Committee

The board of directors of our GP has established an audit committee. The audit committee assists the board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to, among other things:

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

Mr. Collingsworth, Mr. Cropper, Mr. Guderian, and Mr. Reiners currently serve on the audit committee, and Mr. Reiners serves as the chairman. The board of directors of our GP has determined that Mr. Reiners is an “audit committee financial expert” as defined under SEC rules and that each member of the audit committee is financially literate. In compliance with the requirements of the NYSE, all of the members of the audit committee are independent directors, as defined in the applicable NYSE and Exchange Act rules.

Compensation Committee

The board of directors of our GP has established a compensation committee. The compensation committee’s responsibilities include the following, among others:

•establishing the GP’s compensation philosophy and objectives;
•approving the compensation of the Chief Executive Officer and other officers;
•making recommendations to the board of directors with respect to the directors; and
•reviewing and making recommendations to the board of directors with respect to incentive compensation and equity-based compensation plans.

Mr. Collingsworth, Mr. Cropper, and Mr. Guderian currently serve on the compensation committee, and Mr. Cropper serves as the chairman. The board of directors of our GP has determined that Mr. Cropper, Mr. Collingsworth and Mr. Guderian are independent directors under applicable NYSE and Exchange Act rules.

Corporate Governance

The board of directors of our GP has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, or Code of Ethics, that applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all other senior financial and accounting officers of our GP. Amendments to or waivers from the Code of Ethics will be disclosed on our website. The board of directors of our GP has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and a Code of Business Conduct and Ethics that applies to the directors, officers and employees of our GP and the Partnership.

We make available free of charge, within the “Governance” section of our website at www.nglenergypartners.com/governance, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the charters of the audit committee and the compensation committee of the board of directors of our GP. Requests for print copies may be directed to Investor Relations at investorinfo@nglep.com or to Investor Relations, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 805, Tulsa, Oklahoma 74136 or made by telephone at (918) 481-1119. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the audit committee and/or the board of directors of our GP, our independent directors meet in an executive session without participation by management or non-independent directors. Mr. Reiners presides over these executive sessions.

Unitholders or interested parties may communicate directly with the board of directors of our GP, any committee of the board, any independent directors, or any one director, by sending written correspondence by mail addressed to the board, committee or director to the attention of our Secretary at the following address: Name of the Director(s), c/o Secretary, NGL Energy Partners LP, 6120 South Yale Avenue, Suite 805, Tulsa, Oklahoma 74136. Communications are distributed to the board, committee, or director as appropriate, depending on the facts and circumstances outlined in the communication.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The year “2023” in the Compensation Discussion and Analysis and the summary compensation table refers to our fiscal year ended March 31, 2023.

Introduction

The board of directors of our GP has responsibility and authority for compensation-related decisions for our executive officers. The board of directors of our GP has formed a compensation committee to develop our compensation program and to approve the compensation of the Chief Executive Officer and other officers. Our executive officers are also officers of our operating companies. While we reimburse our GP and its affiliates for all expenses they incur on our behalf, our executive officers do not receive any additional compensation for the services they provide to our GP.

Our “named executive officers” for fiscal year 2023 were:

•H. Michael Krimbill–Chief Executive Officer
•Bradley P. Cooper–Executive Vice President and Chief Financial Officer (effective January 13, 2023)
•Lawrence J. Thuillier–Chief Accounting Officer
•Kurston P. McMurray–Executive Vice President and General Counsel and Secretary
•Linda J. Bridges–Executive Vice President and Chief Financial Officer (resigned effective January 13, 2023)
•John A. Ciolek–Executive Vice President, Strategic Initiatives (resigned effective October 21, 2022)

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
•Role of Management: Our Chief Executive Officer provides periodic recommendations to the compensation committee and the board of directors of our GP regarding the compensation of our named executive officers, other than his own.
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
Our named executive officers are entitled to the following annual base salaries:

Name	Fiscal Year Ended March 31, 2022 Base Salary Rate($)(1)	Fiscal Year Ended March 31, 2023 Base Salary Rate($)(2)
H. Michael Krimbill	625,000	700,000
Bradley P. Cooper	—	500,000
Lawrence J. Thuillier	312,000	335,000
Kurston P. McMurray	500,000	500,000
Linda J. Bridges	500,000	500,000
John A. Ciolek	500,000	500,000

(1)    Ms. Bridges base salary became effective with her appointment to Executive Vice President and Chief Financial Officer on September 30, 2021. Mr. Thuillier’s base salary rate became effective on January 16, 2022. All other named executive officers’ base salary rates were effective April 1, 2021, other than Mr. Cooper who was not serving as a named executive officer during the relevant fiscal year.
(2)    Mr. Cooper’s base salary rate increased from $375,000 effective with his appointment to Executive Vice President and Chief Financial Officer on January 13, 2023. Mr. Krimbill’s and Mr. Thuillier’s base salary rate became effective on March 26, 2023. Ms. Bridges and Mr. Ciolek’s base salary rates for the fiscal year were prorated through January 13, 2023 and October 21, 2022, respectively, the dates of their resignation from employment. Mr. McMurray’s base salary rate was effective April 1, 2022.

Discretionary Cash Bonus Awards

None of the named executive officers is subject to a formal cash bonus plan, and any cash bonuses are at the discretion of the compensation committee of the board of directors of our GP. During fiscal year 2023, cash bonuses of $0.8 million, $0.5 million, $0.4 million and $0.2 million were paid to Ms. Bridges, Mr. McMurray, Mr. Cooper and Mr. Thuillier, respectively. Neither Mr. Krimbill nor Mr. Ciolek received a cash bonus during fiscal year 2023.

Long-Term Equity Incentive Awards

The Partnership previously adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. The LTIP expired with respect to future awards on May 10, 2021. Restricted units granted prior to the LTIP expiring will continue to vest subject to the continued service of the recipients through the vesting date (the “Service Awards”).

The following table summarizes Service Awards activity for all outstanding Service Awards during fiscal year 2023 with respect to the named executive officers:

	Unvested Units at			Unvested Units at
Name	March 31, 2022	Units Vested	Units Forfeited	March 31, 2023
H. Michael Krimbill (1)	187,500	(125,000)	—	62,500
Lawrence J. Thuillier (2)	41,250	(27,500)	—	13,750
Kurston P. McMurray (3)	112,500	(75,000)	—	37,500
Linda J. Bridges (4)	75,000	(25,000)	(50,000)	—
John A. Ciolek (5)	112,500	—	(112,500)	—

(1)    Mr. Krimbill vested in 62,500 Service Awards on November 14, 2022 and 62,500 Service Awards on February 13, 2023.
(2)    Mr. Thuillier vested in 13,750 Service Awards on November 14, 2022 and 13,750 Service Awards on February 13, 2023.
(3)    Mr. McMurray vested in 37,500 Service Awards on November 14, 2022 and 37,500 Service Awards on February 13, 2023.
(4)    Ms. Bridges vested in 25,000 Service Awards on November 14, 2022. She forfeited all remaining outstanding Service Awards upon her resignation from employment on January 13, 2023.
(5)    Mr. Ciolek forfeited all outstanding Service Awards upon his resignation from employment on October 21, 2022.

The unvested Service Awards at March 31, 2023 vest on November 15, 2023, subject to the continued service of the named executive officers through such vesting date.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our named executive officers, other than to Mr. McMurray, who is entitled to receive severance benefits pursuant to his employment agreement in the event of certain terminations of his employment (as described below after the “Summary Compensation Table” under the heading, “Employment Agreement with Mr. McMurray”). The board of directors of our GP has the option to accelerate the vesting of the Service Awards in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors of our GP were to exercise its discretion to accelerate the vesting of Service Awards upon a change in control, that hypothetically occurred on March 31, 2023, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2023” table below (in the “Market Value of Service Award Units that Have Not Yet Vested” column).

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

Compensation Committee Report

The compensation committee of the board of directors of our GP has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on this review and discussion, the compensation committee recommended to the board of directors of our GP that the Compensation Discussion and Analysis be included in this Annual Report.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2023, James M. Collingsworth, Stephen L. Cropper, and Bryan K. Guderian served on the compensation committee. None of these individuals is an employee or an officer of our GP.

Summary Compensation Table

The following table summarizes the compensation earned by our named executive officers for fiscal years 2021 through 2023.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
H. Michael Krimbill	2023	649,038	—	—	17,922	666,960
Chief Executive Officer	2022	625,000	—	537,500	15,719	1,178,219
	2021	625,000	—	—	17,632	642,632

Bradley P. Cooper (3)	2023	413,942	375,000	—	17,573	806,515
Executive Vice President and
Chief Financial Officer

Lawrence J. Thuillier	2023	324,000	225,000	—	16,325	565,325
Chief Accounting Officer	2022	300,692	150,000	118,250	15,353	584,295
	2021	270,000	150,000	—	14,849	434,849

Kurston P. McMurray	2023	519,230	500,000	—	7,572	1,026,802
Executive Vice President and	2022	495,192	250,000	322,500	3,863	1,071,555
General Counsel and Secretary	2021	375,000	600,000	—	9,210	984,210

Linda J. Bridges (4)	2023	423,076	750,000	—	9,548	1,182,624
Executive Vice President and	2022	413,846	200,000	215,000	15,632	844,478
Chief Financial Officer

John A. Ciolek (5)	2023	307,692	—	—	8,030	315,722
Executive Vice President,	2022	500,000	250,000	322,500	12,374	1,084,874
Strategic Initiatives	2021	500,000	—	—	15,390	515,390

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
(2)    The amounts in this column primarily represent matching contributions to our 401(k) plan.
(3)     Mr. Cooper became Executive Vice President and Chief Financial Officer effective January 13, 2023, and thus was not a named executive officer prior to fiscal year 2023.
(4)     Ms. Bridges became Executive Vice President and Chief Financial Officer effective September 30, 2021, and thus was not a named executive officer prior to fiscal year 2022. Ms. Bridges resigned as Executive Vice President and Chief Financial Officer effective January 13, 2023.
(5)    Mr. Ciolek resigned as Executive Vice President, Strategic Initiatives effective October 21, 2022.

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

Restricted Unit Awards

During fiscal year 2023, no Service Awards were granted to the named executive officers due to the expiration of the LTIP, as discussed above. All of the unvested Service Awards as of March 31, 2023 vest on November 15, 2023, subject to the continued service of the named executive officers through such vesting date.

Outstanding Equity Awards at March 31, 2023

The following table summarizes the number of unvested Service Awards outstanding and their fair values at March 31, 2023:

	Number of Service Award Units that Have Not Yet Vested	Market Value of Service Award Units that Have Not Yet Vested
Name	(#)(1)	($)(2)
H. Michael Krimbill	62,500	181,250
Lawrence J. Thuillier	13,750	39,875
Kurston P. McMurray	37,500	108,750
Linda J. Bridges (3)	—	—
John A. Ciolek (4)	—	—

(1)    Reflects Service Awards that have not vested and are held by each named executive officer. The outstanding Service Awards vest on November 15, 2023.
(2)    Calculated based on the closing market price of our common units at March 31, 2023 of $2.90. No adjustments were made to reflect the fact that the restricted units are not entitled to distributions during the vesting period.
(3)    Ms. Bridges resigned effective January 13, 2023 resulting in the forfeiture of her Service Awards. As a result, Ms. Bridges did not have any outstanding equity awards as of March 31, 2023.
(4)    Mr. Ciolek resigned effective October 21, 2022 resulting in the forfeiture of his Service Awards. As a result, Mr. Ciolek did not have any outstanding equity awards as of March 31, 2023.

2023 Units Vested

During fiscal year 2023, certain of the Service Awards vested. The following table summarizes the value of the awards on the vesting date which was calculated based of the closing market price per common unit on the vesting dates.

Name	Number of Service Award Units Acquired on Vesting (#)	Value Realized on Vesting ($)
H. Michael Krimbill (1)	125,000	231,563
Lawrence J. Thuillier (2)	27,500	50,944
Kurston P. McMurray (3)	75,000	138,938
Linda J. Bridges (4)	25,000	32,750
John A. Ciolek (5)	—	—

(1)    Mr. Krimbill vested in 62,500 Service Awards on November 14, 2022 and 62,500 Service Awards on February 13, 2023.
(2)    Mr. Thuillier vested in 13,750 Service Awards on November 14, 2022 and 13,750 Service Awards on February 13, 2023.
(3)    Mr. McMurray vested in 37,500 Service Awards on November 14, 2022 and 37,500 Service Awards on February 13, 2023.
(4)    Ms. Bridges vested in 25,000 Service Awards on November 14, 2022. She forfeited all remaining outstanding Service Awards upon her resignation from employment on January 13, 2023.

(5)    Mr. Ciolek forfeited all outstanding Service Awards upon his resignation from employment on October 21, 2022.

Upon vesting, certain of the named executive officers elected for us to remit payments to taxing authorities in lieu of issuing common units. The following table summarizes the number of common units issued and the number of common units withheld for taxes:

Name	Number of Units Issued	Number of Units Withheld	Total
H. Michael Krimbill	125,000	—	125,000
Lawrence J. Thuillier	15,743	11,757	27,500
Kurston P. McMurray	41,581	33,419	75,000
Linda J. Bridges	14,474	10,526	25,000

Potential Payments Upon Termination or Change in Control

We do not provide any severance or change in control benefits to our named executive officers, other than Mr. McMurray, who is entitled to receive severance benefits for certain types of terminations (as described in more detail above under the heading, “Employment Agreement with Mr. McMurray”). In the event that Mr. McMurray’s employment had been terminated as of March 31, 2023 by the Partnership without “cause” or due to a “constructive discharge,” Mr. McMurray would have been entitled to receive the following amounts:

Cash Severance	Value of Guaranteed Unit Awards	Target Annual Bonus	Total
$500,000	$108,750	$500,000	$1,108,750

The board of directors of our GP has the option to accelerate the vesting of the Service Awards in the event of a change in control of the Partnership, although it is not under any obligation to do so. If the board of directors of our GP were to exercise its discretion to accelerate the vesting of Service Awards upon a change in control, that hypothetically occurred on March 31, 2023, the value of such units would be the same as reported in the “Outstanding Equity Awards at March 31, 2023” table above (in the “Market Value of Service Award Units that Have Not Yet Vested” column).

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of our Chief Executive Officer, Mr. Krimbill, to the median of the annual total compensation of our employees for our last fiscal year.

For the year ended March 31, 2023:

•The median of the annual total compensation of all employees (other than the Chief Executive Officer) was $69,503; and
•The annual total compensation of Mr. Krimbill, as reported in the Summary Compensation Table above, was $666,960.

Based on the information for the year ended March 31, 2023, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was approximately 10 to 1.

To determine our median employee, we identified each individual employed by us on January 1, 2023, our determination date. As of that date, we had 716 employees located in two countries. We identified the median employee by examining only base pay plus overtime for the period from January 1, 2022 through December 31, 2022. We included all employees, with the exception of four employees that work in Canada, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions or adjustments to any base pay plus overtime amounts. After identifying the median employee, we calculated the annual total compensation for the median employee using the same methodology we use to calculate total annual compensation for our named executive officers, as set forth in the Summary Compensation Table above.

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

Hedging of Partnership Common Units

Our supplemental trading policy prohibits directors, named executive offices and other designated employees from engaging in the following transactions: (i) trade in puts or calls or engage in short sales with respect to our common units, or (ii) engage in certain hedging transactions, such as zero-cost collars, equity swaps, prepaid variable forward contracts and exchange funds, that are designed to hedge or offset a decrease in the market value of their holdings. Our supplemental trading policy also specifies that officers, certain employees and directors may not pledge our common units as collateral for any loan without prior notice and these individuals may not hold our common units in a margin account unless our common units are not taken into account in determining their margin requirements and they have given prior notice to their broker of their affiliation and status with the Partnership and any restrictions applicable to our common units with respect to their sale.

Director Compensation

Officers or employees of our GP or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our GP. Each director who is not an officer or employee of our GP or its affiliates receives the following cash compensation for his board service:

•an annual retainer of $80,000;
•an annual retainer of $20,000 for the chairman of the audit committee;
•an annual retainer of $15,000 for the chairman of the compensation committee;
•an annual retainer of $14,000 for each member of the audit committee other than the chairman; and
•an annual retainer of $10,000 for each member of the compensation committee other than the chairman.

In addition, each director who is not an officer or employee of our GP or its affiliates has been granted awards of restricted units. All of our directors are also reimbursed for all out-of-pocket expenses incurred in connection with attending board or committee meetings. Each director is indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Due to the expiration of the LTIP, as discussed above, no restricted units were granted to the directors who are not officers or employees of our GP or its affiliates during fiscal year 2023.

The following table summarizes the compensation earned during fiscal year 2023 by each director who is not an officer or employee of our GP or its affiliates:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Shawn W. Coady	80,000	80,000
James M. Collingsworth	104,000	104,000
Stephen L. Cropper	109,000	109,000
Bryan K. Guderian	104,000	104,000
Derek S. Reiners	100,000	100,000

On May 24, 2023, the board of directors of our GP approved the following changes to the compensation for each director who is not an officer or employees of our GP or its affiliates:

•an annual retainer of $180,000;
•an annual retainer of $25,000 for the chairman of the audit committee;
•an annual retainer of $15,000 for the chairman of the compensation committee;
•an annual retainer of $15,000 for each member of the audit committee other than the chairman; and
•an annual retainer of $10,000 for each member of the compensation committee other than the chairman.

Long-Term Equity Incentive Awards

The following table summarizes Service Awards activity during fiscal year 2023 with respect to each director who is not an officer or employee of our GP or its affiliates:

	Unvested Units at		Unvested Units at
Name	March 31, 2022	Units Vested (1)	March 31, 2023 (2)
Shawn W. Coady	37,500	(25,000)	12,500
James M. Collingsworth	37,500	(25,000)	12,500
Stephen L. Cropper	37,500	(25,000)	12,500
Bryan K. Guderian	37,500	(25,000)	12,500
Derek S. Reiners	37,500	(25,000)	12,500

(1)    12,500 Service Awards vested on November 14, 2022 and 12,500 Service Awards vested on February 13, 2023.
(2)    12,500 Service Awards will vest on November 15, 2023, subject to the continued service of the recipients through such vesting date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership, as of May 26, 2023, of our common units by:

•each person or group of persons known by us to be a beneficial owner of more than 5% of our outstanding common units;
•each director of our GP;
•each named executive officer of our GP; and
•all directors and executive officers of our GP as a group.

Beneficial Owners	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (1)
5% or greater unitholders (other than officers and directors):
Invesco Ltd. (2)	19,717,009	14.95%
EIG Neptune Equity Aggregator, L.P. (3)	16,734,375	11.26%

Directors and named executive officers:
Linda J. Bridges (4)	76,639	*
John A Ciolek (5)	307,264	*
Shawn W. Coady (6)	2,639,695	2.00%
James M. Collingsworth (7)	527,370	*
Bradley P. Cooper	200,000	*
Stephen L. Cropper (8)	112,500	*
Bryan K. Guderian	110,000	*
H. Michael Krimbill (9)	4,862,518	3.69%
Kurston P. McMurray (10)	125,812	*
John T. Raymond	50,000	*
Derek S. Reiners	113,500	*
Lawrence J. Thuillier (11)	76,062	*
Randall S. Wade	—	*
All directors and executive officers as a group (11 persons) (12)	8,817,457	6.68%

* Less than 1.0%

(1)    Based on 131,927,343 common units outstanding at May 26, 2023.
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
(4)    Information contained in the table above is based on the Form 4 filed with the SEC on November 16, 2022. Ms. Bridges resigned as our Executive Vice President and Chief Financial Officer effective January 13, 2023. Open market purchases or sales, if any, by Ms. Bridges of our common units since the date she ceased serving as our Executive Vice President and Chief Financial Officer are not known by us or reported in this table.
(5)    Information contained in the table above is based on the Form 4 filed with the SEC on February 11, 2022. Mr. Ciolek resigned as our Executive Vice President, Strategic Initiatives effective October 21, 2022. Open market purchases or sales, if any, by Mr. Ciolek of our common units since the date he ceased serving as our Executive Vice President, Strategic Initiatives are not known by us or reported in this table.
(6)    Dr. Coady owns 159,804 of these common units. SWC Family Partnership LP owns 2,320,391 of these common units. SWC Family Partnership LP is solely owned by SWC General Partner, LLC, of which Dr. Coady is the sole member. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The 2012 Shawn W. Coady Irrevocable Insurance Trust, which was established for the benefit of Shawn W. Coady’s children, owns 135,000 of these common units. Dr. Coady may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The Tara Nicole Coady Trust II, of which the reporting person is the trustee, owns 12,250 of these common units. The Colleen Blair Coady Trust, of which the reporting person is the trustee, owns 12,250 of these common units. Dr. Coady also owns a 12.27% interest in our GP through Coady Enterprises, LLC, of which he owns 100% of the membership interests.
(7)    Mr. Collingsworth owns 515,000 of these common units. Mr. Collingsworth holds 2,000 of these common units jointly with his spouse, Cindy Collingsworth. Cindy Collingsworth and her sister jointly own 9,500 of these common units. Cindy Collingsworth owns 870 of these common units.
(8)    Mr. Cropper owns 87,500 of these common units. The Donna L. Cropper Revocable Living Trust, of which Mr. Cropper and his spouse, Donna L. Cropper, are the trustees, owns 25,000 of these common units.
(9)    Mr. Krimbill owns 2,876,115 of these common units, which does not include 62,500 unvested units which will vest on November 15, 2023, subject to the continued service through such vesting date. All of the unvested units noted above were reported on Mr. Krimbill’s Form 4. Krim2010, LLC owns 904,848 of these common units. Krimbill Enterprises LP, H. Michael Krimbill and James E. Krimbill own 90.89%, 4.05%, and 5.06% of Krim2010, LLC, respectively. Krimbill Enterprises LP also owns 588,000 of these common units. Krimbill Enterprises LP is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. KrimGP2010 LLC owns 363,555 of these common units. KrimGP2010 LLC is solely owned by H. Michael Krimbill. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Krimbill Enterprises LP, II also owns 130,000 of these common units. Krimbill Enterprises LP, II is controlled by H. Michael Krimbill via his ownership of its general partner, Krimbill Holding Company. H. Michael Krimbill may be deemed to have sole voting and investment power over these units, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein. H. Michael Krimbill also owns a 15.10% interest in our GP through KrimGP2010, LLC, of which he owns 100% of the membership interests.
(10)    Does not include 37,500 unvested units which will vest on November 15, 2023, subject to the continued service through such vesting date. Mr. McMurray owns a 0.25% interest in our GP through MCM Investments, LLC, of which he owns 100% of the membership interests.
(11)    Does not include 13,750 unvested units which will vest on November 15, 2023, subject to the continued service through such vesting date.
(12)    The directors and executive officers of our GP, as of May 26, 2023, also collectively own a 29.73% interest in our GP.

Unless otherwise noted, each of the individuals listed above is believed to have sole voting and investment power with respect to the units beneficially held by them. The mailing address for each of the officers and directors of our GP listed above is 6120 South Yale Avenue, Suite 805, Tulsa, Oklahoma 74136.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information regarding the securities that may be issued under the LTIP at March 31, 2023.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders (1)	627,975	—	—
Total	627,975	—	—

(1)    Our GP adopted the LTIP in connection with the completion of our initial public offering (“IPO”) in May 2011, which did not require the approval of our unitholders. Prior to the expiration of the LTIP on May 10, 2021, we granted approximately 3.3 million common units as Service Awards, and the remaining Service Awards under this grant will vest in our 2024 fiscal year. Due to the LTIP expiring, we have no common units available for grant and any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our directors, executive officers, and greater than 5% unitholders collectively own an aggregate of 45,268,841 common units, representing an aggregate 34.31% limited partner interest in us. In addition, our GP owns a 0.1% GP interest in us and all of our incentive distribution rights (“IDRs”). As of March 31, 2023, we owned 8.69% of our GP.

Distributions and Payments to Our General Partner and Its Affiliates

Our GP and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses. Our GP determines the amount of these expenses. In addition, our GP owns the 0.1% GP interest and all of the IDRs. Our GP is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our Partnership Agreement.

The following table summarizes the distributions and payments to be made by us to our directors, executive officers, and greater than 5% unitholders and our GP in connection with our ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities before our IPO and, consequently, are not the result of arm’s length negotiations.

Operation Stage

Distributions of available cash to our directors, executive officers, and greater than 5% unitholders and our GP
We generally make cash distributions 99.9% to our unitholders pro rata, including our directors, executive officers, and greater than 5% unitholders as the holders of an aggregate 45,268,841 common units, and 0.1% to our GP. In addition, when distributions exceed the minimum quarterly distribution and other higher target distributions levels, our GP is entitled to increasing percentages of the distributions, up to 48.1% of the distributions above the highest target distribution level.

If our GP elects to reset the target distribution levels, it will be entitled to receive common units and to maintain its GP interest.

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

Payments to our GP and its affiliates
Our GP and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses. As the sole purpose of the GP is to act as our GP, substantially all of the expenses of our GP are incurred on our behalf and reimbursed by us or our subsidiaries. Our GP determines the amount of these expenses.

Withdrawal or removal of our GP
If our GP withdraws or is removed, its GP interest and its IDRs will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, our partners, including our GP, will be entitled to receive liquidating distributions according to their respective capital account balances.

Transactions with Related Persons

We purchase goods and services from certain entities that are partially owned by our named executive officers. The following table summarizes these transactions from April 1, 2022 to March 31, 2023:

Entity	Nature of Purchases	Amount Purchased	Ownership Interest in Entity
		(in thousands)
H. Michael Krimbill
KAIR2014 LLC (“KAIR2014”)	Aircraft	$1,435	50%

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of March 31, 2023, the outstanding balance of the loan is approximately $2.3 million. Payments are made monthly, reducing the outstanding balance, and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of March 31, 2023, no accrual has been recorded related to this guarantee.

Travis Krimbill, an employee of the Partnership, is the son of H. Michael Krimbill, who is a named executive officer of the Partnership and a member of the board of directors of our GP. Travis Krimbill does not report to H. Michael Krimbill and his compensation is determined by the Chief Financial Officer. During the year ended March 31, 2023, Travis Krimbill received total compensation of approximately $0.2 million.

Registration Rights Agreement

We have entered into a registration rights agreement (as amended, the “Registration Rights Agreement”) with certain third parties (the “Registration Rights Parties”) pursuant to which we agreed to register for resale under the Securities Act of 1933, as amended (“Securities Act”) common units owned by the Registration Rights Parties. In connection with our IPO, we granted registration rights to the NGL Energy GP Investor Group, and subsequently, we have granted registration rights in connection with several acquisitions. We will not be required to register such common units if an exemption from the registration requirements of the Securities Act is available with respect to the number of common units desired to be sold. Subject to limitations specified in the Registration Rights Agreement, the registration rights of the Registration Rights Parties include the following:

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

Review, Approval or Ratification of Transactions with Related Parties

The board of directors of our GP has adopted a Code of Business Conduct and Ethics that, among other things, sets forth our policies for the review, approval and ratification of transactions with related persons. The Code of Business Conduct and Ethics provides that the board of directors of our GP or its authorized committee will periodically review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our GP or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the Code of Business Conduct and Ethics provides that our officers will make all reasonable efforts to cancel or annul the transaction.

The Code of Business Conduct and Ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our GP or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to:

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

Director Independence

The NYSE does not require a listed publicly traded limited partnership like NGL to have a majority of independent directors on the board of directors of its general partner. For a discussion of the independence of the board of directors of our GP, see Part III, Item 10–“Directors, Executive Officers and Corporate Governance–Board of Directors of our General Partner.”

Item 14.    Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Grant Thornton LLP for the periods indicated:

	March 31,
	2023	2022
	(in thousands)
Audit fees (1)	$1,769	$1,882
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,769	$1,882

(1)    Includes fees for audits of the Partnership’s financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

In fiscal years 2023 and 2022, all of Grant Thornton LLP’s services were pre-approved by the Audit Committee.

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

2.5	Membership Interest Purchase Agreement, dated as of March 3, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 3, 2023).
2.6	Membership Interest Purchase Agreement, dated as of March 3, 2023 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 3, 2023).
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

4.13
Forms of 6.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 22, 2017)

4.14
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

4.15
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

4.18
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
4.19
Fifth Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

4.20
Sixth Supplemental Indenture, dated as of February 18, 2021, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.30 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2021 filed with the SEC on June 3, 2021)

4.21
Seventh Supplemental Indenture, dated as of March 25, 2022, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.32 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

4.22
Indenture, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.23
Forms of 7.5% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 and included as Exhibits A1 and A2 to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.24
Registration Rights Agreement, dated as of April 9, 2019, by and among NGL Energy Partners LP, NGL Energy Finance Corp., the guarantors listed therein on Exhibit A and RBC Capital Markets, LLC and Mizuho Securities USA LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 9, 2019)

4.25
First Supplemental Indenture, dated as of October 31, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019)

4.26
Second Supplemental Indenture, dated as of December 27, 2019, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended December 31, 2019 filed with the SEC on February 6, 2020)

4.27
Third Supplemental Indenture, dated as of June 30, 2020, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020)

4.28
Fourth Supplemental Indenture, dated as of February 18, 2021, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.37 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2021 filed with the SEC on June 3, 2021)

4.29
Fifth Supplemental Indenture, dated as of March 25, 2022, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiaries party thereto, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.40 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

4.30
Indenture, dated as of February 4, 2021, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

4.31
Form of 7.500% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 and included as Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 8, 2021)

4.32
First Supplemental Indenture, dated as of March 28, 2022, among NGL Shared Services, LLC, NGL Shared Services Holdings, Inc., NGL Energy Operating LLC, NGL Energy Finance Corp., the other Guarantors and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.43 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

4.33
Amended and Restated Guaranty Agreement, dated as of March 31, 2017 and effective as of December 31, 2016, among NGL Energy Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2017 filed with the SEC on August 4, 2017)

4.34
Registration Rights Agreement, dated July 2, 2019, by and among NGL Energy Partners LP, EIG Neptune Aggregator, L.P. and FS Energy and Power Fund (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)

4.35
Amended and Restated Registration Rights Agreement, dated October 31, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)

4.36*	Description of NGL Energy Partners LP’s securities
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

10.3
Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

Exhibit Number	Description
10.4	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 16, 2023)
10.5
Credit Party Accession Agreement, dated as of March 28, 2022, among NGL Shared Services, LLC, NGL Shared Services Holdings, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-35172) for the year ended March 31, 2022 filed with the SEC on June 6, 2022)

10.6
Common Unit Purchase Agreement, dated November 5, 2013, by and among NGL Energy Partners LP and the purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on December 5, 2013)

10.7+	NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on May 17, 2011)
10.8+
Form of Restricted Unit Award Agreement under the NGL Energy Partners LP 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2012 filed with the SEC on August 14, 2012 )

10.9
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

10.13	Form of Par Warrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.14	Form of Premium Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on July 8, 2019)
10.15
Class D Preferred Unit and Warrant Purchase Agreement, dated September 25, 2019, by and among NGL Energy Partners LP, EIG Neptune Equity Aggregator, L.P., FS Energy and Power Fund and GCM Pellit Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on September 30, 2019)

10.16	Form of Par Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
10.17	Form of Premium Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on November 1, 2019)
21.1*	List of Subsidiaries of NGL Energy Partners LP
22.1*	List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended March 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Changes in Equity for the years ended March 31, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2023, 2022, and 2021, and (vi) Notes to Consolidated Financial Statements.

+    Management contracts or compensatory plans or arrangements.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2023.

NGL Energy Partners LP
By:	NGL Energy Holdings LLC, its general partner
	By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Michael Krimbill	Chief Executive Officer and Director	May 31, 2023
H. Michael Krimbill	(Principal Executive Officer)

/s/ Bradley P. Cooper	Chief Financial Officer	May 31, 2023
Bradley P. Cooper	(Principal Financial Officer)

/s/ Lawrence J. Thuillier	Chief Accounting Officer	May 31, 2023
Lawrence J. Thuillier	(Principal Accounting Officer)

/s/ Shawn W. Coady	Director	May 31, 2023
Shawn W. Coady

/s/ James M. Collingsworth	Director	May 31, 2023
James M. Collingsworth

/s/ Stephen L. Cropper	Director	May 31, 2023
Stephen L. Cropper

/s/ Bryan K. Guderian	Director	May 31, 2023
Bryan K. Guderian

	Director	May 31, 2023
John T. Raymond

/s/ Derek S. Reiners	Director	May 31, 2023
Derek S. Reiners

/s/ Randall S. Wade	Director	May 31, 2023
Randall S. Wade

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of NGL Energy Holdings LLC and
Unitholders of NGL Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NGL Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 31, 2023 expressed an unqualified opinion.

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

Goodwill Impairment Assessment
As described further in Note 5 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $712.4 million as of March 31, 2023. Management evaluates goodwill for impairment on January 1 of each year, or more frequently to the extent events or conditions indicate a risk of possible impairment. Management performed quantitative impairment assessments for the Crude Oil Logistics and Wholesale/Terminal reporting units to test goodwill for impairment as of January 1, 2023. As a result of the assessment performed for the reporting units, and as described further in Note 5 to the consolidated financial statements, the Partnership concluded the fair value of the Crude Oil Logistics and Wholesale/Terminal reporting units exceeded their carrying values and no goodwill impairment was recorded. We identified the goodwill impairment assessment as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment was a critical audit matter are that there was a high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future cash flows, including growth rates, operating expenses and cash outflows necessary to support the cash flows, weighted average costs of capital and future market conditions as well as the valuation methodologies applied by the Partnership. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s forecasted future cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the goodwill impairment assessment included the following, among others: We tested the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the determination of the fair value of the reporting units. In addition to testing the effectiveness of controls, we also performed the following:

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

•Tested the reasonableness of management’s process for determining the fair value of the reporting units, including the growth rate, forecasted costs and operating margins by comparing such items to the industry projections and conditions found in industry reports as well as historical operating results of the reporting units and by assessing the likelihood or capability of the reporting units to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2010.

Tulsa, Oklahoma
May 31, 2023

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in Thousands, except unit amounts)

	March 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,431	$3,822
Accounts receivable-trade, net of allowance for expected credit losses of $1,964 and $2,626, respectively	1,033,956	1,123,163
Accounts receivable-affiliates	12,362	8,591
Inventories	142,607	251,277
Prepaid expenses and other current assets	98,089	159,486
Total current assets	1,292,445	1,546,339
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $898,184 and $887,006, respectively	2,223,380	2,462,390
GOODWILL	712,364	744,439
INTANGIBLE ASSETS, net of accumulated amortization of $580,860 and $507,285, respectively	1,058,668	1,135,354
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,090	21,897
OPERATING LEASE RIGHT-OF-USE ASSETS	90,220	114,124
OTHER NONCURRENT ASSETS	57,977	45,802
Total assets	$5,456,144	$6,070,345
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$927,591	$1,084,837
Accounts payable-affiliates	65	73
Accrued expenses and other payables	133,616	140,719
Advance payments received from customers	14,699	7,934
Current maturities of long-term debt	—	2,378
Operating lease obligations	34,166	41,261
Total current liabilities	1,110,137	1,277,202
LONG-TERM DEBT, net of debt issuance costs of $30,117 and $42,988, respectively, and current maturities	2,857,805	3,350,463
OPERATING LEASE OBLIGATIONS	58,450	72,784
OTHER NONCURRENT LIABILITIES	111,226	104,346
COMMITMENTS AND CONTINGENCIES (NOTE 8)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 132,059 and 130,827 notional units, respectively	(52,551)	(52,478)
Limited partners, representing a 99.9% interest, 131,927,343 and 130,695,970 common units issued and outstanding, respectively	455,564	401,486
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(450)	(308)
Noncontrolling interests	16,507	17,394
Total equity	767,429	714,453
Total liabilities and equity	$5,456,144	$6,070,345

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Year Ended March 31,
	2023	2022	2021
REVENUES:
Water Solutions	$697,038	$544,866	$370,986
Crude Oil Logistics	2,464,822	2,505,496	1,721,636
Liquids Logistics	5,533,044	4,897,553	3,133,146
Corporate and Other	—	—	1,255
Total Revenues	8,694,904	7,947,915	5,227,023
COST OF SALES:
Water Solutions	14,100	33,980	9,622
Crude Oil Logistics	2,250,934	2,352,932	1,515,993
Liquids Logistics	5,383,809	4,752,400	2,966,391
Corporate and Other	1,181	—	1,816
Total Cost of Sales	7,650,024	7,139,312	4,493,822
OPERATING COSTS AND EXPENSES:
Operating	313,725	285,535	254,562
General and administrative	71,818	63,546	70,468
Depreciation and amortization	273,621	288,720	317,227
Loss on disposal or impairment of assets, net	86,888	94,254	475,436
Revaluation of liabilities	9,665	(6,495)	6,261
Operating Income (Loss)	289,163	83,043	(390,753)
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	4,120	1,400	1,938
Interest expense	(275,445)	(271,640)	(198,799)
Gain (loss) on early extinguishment of liabilities, net	6,177	1,813	(16,692)
Other income (expense), net	28,748	2,254	(36,503)
Income (Loss) From Continuing Operations Before Income Taxes	52,763	(183,130)	(640,809)
INCOME TAX (EXPENSE) BENEFIT	(271)	(971)	3,391
Income (Loss) From Continuing Operations	52,492	(184,101)	(637,418)
Loss From Discontinued Operations, net of Tax	—	—	(1,769)
Net Income (Loss)	52,492	(184,101)	(639,187)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,106)	(655)	(632)
NET INCOME (LOSS) ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$51,386	$(184,756)	$(639,819)

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(73,232)	$(288,630)	$(730,683)
NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$—	$—	$(1,767)
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(73,232)	$(288,630)	$(732,450)
BASIC AND DILUTED LOSS PER COMMON UNIT
Loss From Continuing Operations	$(0.56)	$(2.22)	$(5.67)
Loss From Discontinued Operations, net of Tax	$—	$—	$(0.01)
Net Loss	$(0.56)	$(2.22)	$(5.68)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	131,007,171	129,840,234	128,980,823
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	131,007,171	129,840,234	128,980,823

 The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in Thousands)

	Year Ended March 31,
	2023	2022	2021
Net income (loss)	$52,492	$(184,101)	$(639,187)
Other comprehensive (loss) income	(142)	(42)	119
Comprehensive income (loss)	$52,350	$(184,143)	$(639,068)

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended March 31, 2023, 2022, and 2021
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2020	$(51,390)	14,385,642	$348,359	128,771,715	$1,366,152	$(385)	$72,954	$1,735,690
Distributions to general and common unit partners and preferred unitholders (Note 9)	(65)	—	—	—	(147,715)	—	—	(147,780)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(4,115)	(4,115)
Common unit repurchases and cancellations	—	—	—	(70,226)	(182)	—	—	(182)
Equity issued pursuant to incentive compensation plan	—	—	—	892,450	4,727	—	—	4,727
Net (loss) income	(733)	—	—	—	(639,086)	—	632	(639,187)
Other comprehensive income	—	—	—	—	—	119	—	119
Cumulative effect adjustment for adoption of ASU 2016-13 (Note 16)	(1)	—	—	—	(1,112)	—	—	(1,113)
BALANCE AT MARCH 31, 2021	(52,189)	14,385,642	348,359	129,593,939	582,784	(266)	69,471	948,159
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,635)	(1,635)
Sawtooth joint venture disposition (Note 17)	—	—	—	—	—	—	(51,097)	(51,097)
Common unit repurchases and cancellations	—	—	—	(44,769)	(90)	—	—	(90)
Equity issued pursuant to incentive compensation plan	—	—	—	1,146,800	3,259	—	—	3,259
Net (loss) income	(289)	—	—	—	(184,467)	—	655	(184,101)
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
BALANCE AT MARCH 31, 2022	(52,478)	14,385,642	348,359	130,695,970	401,486	(308)	17,394	714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(1,993)	(1,993)
Common unit repurchases and cancellations (Note 9)	—	—	—	(55,702)	(99)	—	—	(99)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	1,287,075	2,718	—	—	2,718
Net (loss) income	(73)	—	—	—	51,459	—	1,106	52,492
Other comprehensive loss	—	—	—	—	—	(142)	—	(142)
BALANCE AT MARCH 31, 2023	$(52,551)	14,385,642	$348,359	131,927,343	$455,564	$(450)	$16,507	$767,429

The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in Thousands)

	Year Ended March 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$52,492	$(184,101)	$(639,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	1,769
Depreciation and amortization, including amortization of debt issuance costs	290,879	306,208	331,200
Loss (gain) on early extinguishment or revaluation of liabilities, net	3,488	(8,308)	22,953
Equity-based compensation expense	2,718	(1,052)	6,727
Loss on disposal or impairment of assets, net	86,888	94,254	475,436
Change in provision for expected credit losses	(385)	929	5,988
Net adjustments to fair value of commodity derivatives	5,383	116,556	83,578
Equity in earnings of unconsolidated entities	(4,120)	(1,400)	(1,938)
Distributions of earnings from unconsolidated entities	4,627	2,205	3,364
Lower of cost or net realizable value adjustments	3,227	14,761	3,898
Other	1,827	2,310	1,513
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	86,629	(397,607)	(162,031)
Inventories	85,050	(119,806)	(92,731)
Other current and noncurrent assets	20,848	40,158	92,555
Accounts payable-trade and affiliates	(155,883)	405,420	207,505
Other current and noncurrent liabilities	(38,482)	(64,681)	(34,836)
Net cash provided by operating activities-continuing operations	445,186	205,846	305,763
Net cash used in operating activities-discontinued operations	—	—	(1,769)
Net cash provided by operating activities	445,186	205,846	303,994
INVESTING ACTIVITIES:
Capital expenditures	(147,765)	(142,359)	(186,801)
Acquisitions, net of cash acquired	—	—	901
Net settlements of commodity derivatives	54,430	(152,055)	(80,372)
Proceeds from sales of assets	45,978	18,500	45,742
Proceeds from divestitures of businesses and investments, net	111,633	63,489	—
Investments in unconsolidated entities	(88)	(350)	(963)
Distributions of capital from unconsolidated entities	—	367	—
Net cash provided by (used in) investing activities	64,188	(212,408)	(221,493)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	2,007,000	1,815,000	1,261,000
Payments on revolving credit facility	(1,985,000)	(1,703,000)	(2,727,000)
Issuance of senior secured notes and term credit agreement	—	—	2,300,000
Repayment of term credit agreements	—	—	(555,562)
Repayment and repurchase of senior unsecured notes	(479,302)	(83,167)	(115,796)
Proceeds from borrowings on other long-term debt	—	—	50,000
Payments on other long-term debt	(43,278)	(7,390)	(5,590)
Debt issuance costs	(3,294)	(12,932)	(65,566)
Distributions to general and common unit partners and preferred unitholders	—	—	(142,128)
Distributions to noncontrolling interest owners	(1,993)	(1,635)	(4,115)
Common unit repurchases and cancellations	(99)	(90)	(182)
Payments to settle contingent consideration liabilities	(1,789)	(1,231)	(95,437)
Principal payments of finance lease	(10)	—	—
Net cash (used in) provided by financing activities	(507,765)	5,555	(100,376)
Net increase (decrease) in cash and cash equivalents	1,609	(1,007)	(17,875)
Cash and cash equivalents, beginning of period	3,822	4,829	22,704
Cash and cash equivalents, end of period	$5,431	$3,822	$4,829
Supplemental cash flow information:
Cash interest paid	$265,420	$254,814	$168,642
Income taxes paid (net of income tax refunds)	$3,410	$2,480	$2,586
Supplemental non-cash investing and financing activities:
Distributions declared but not paid to preferred unitholders	$—	$—	$13,814
Accrued capital expenditures	$7,533	$14,558	$21,824
The accompanying notes are an integral part of these consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed in September 2010. NGL Energy Holdings LLC serves as our general partner (“GP”). At March 31, 2023, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 25 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia, and we own a propane pipeline system in Michigan.

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

Critical accounting estimates we make in the preparation of our consolidated financial statements include, among others, determining the impairment of goodwill and long-lived assets, useful lives and recoverability of property, plant and equipment and amortizable intangible assets, the fair value of derivative instruments, estimating certain revenues, the fair value of asset retirement obligations, the fair value of assets and liabilities acquired in acquisitions, the recoverability of inventories, the collectability of accounts and notes receivable and accruals for environmental matters. Although we believe these estimates are reasonable, actual results could differ from those estimates.

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

We utilize various commodity derivative financial instrument contracts to attempt to reduce our exposure to price fluctuations. We do not enter into such contracts for trading purposes. Changes in assets and liabilities from commodity derivative financial instruments result primarily from changes in market prices, newly originated transactions, and the timing of settlements and are reported within cost of sales on the consolidated statements of operations, along with related settlements. We attempt to balance our contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on our assessment of anticipated market movements. Inherent in the resulting contractual portfolio are certain business risks, including commodity price risk and credit risk. Commodity price risk is the risk that the market value of crude oil, natural gas liquids, or refined and renewables products will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Procedures and limits for managing commodity price risks and credit risks are specified in our market risk policy and credit policy, respectively. Open commodity positions and market price changes are monitored daily and are reported to senior management and to marketing operations personnel. Credit risk is monitored daily and exposure is minimized through customer deposits, letters of credit, monitoring customer receivables relative to previously-approved credit limits, restrictions on product liftings, entering into master netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, reviewing the receivable aging and suspending sales to customers that have not timely paid outstanding invoices.

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

Income Taxes

We qualify as a partnership for income tax purposes. As such, we generally do not pay federal income tax. Rather, each owner reports his or her share of our income or loss on his or her individual tax return. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined, as we do not have access to information regarding each partner’s basis in the Partnership.

We have certain taxable corporate subsidiaries in the United States and Canada, and our operations in Texas are subject to a state franchise tax that is calculated based on revenues net of cost of sales. Our fiscal years 2019 to 2022 generally remain subject to examination by federal, state, and Canadian tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

We have a deferred tax liability of $40.7 million and $43.5 million at March 31, 2023 and 2022, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the year ended March 31, 2023 was $2.3 million with an effective tax rate of 27.5%. The deferred tax benefit recorded during the year ended March 31, 2022 was $1.2 million with an effective tax rate of 11.3%.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no uncertain tax positions that required recognition in our consolidated financial statements at March 31, 2023 or 2022.

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

We execute master netting agreements with certain customers to mitigate our credit risk. Receivables and payables are reflected at a net balance to the extent a master netting agreement is in place and we intend to settle on a net basis.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

We did not have any customers that represented over 10% of our consolidated revenues for the years ended March 31, 2023 or 2021. CITGO Petroleum Corporation accounted for 12.8% of our consolidated revenues for the year ended March 31, 2022. The majority of the revenue for this customer pertains to our Crude Oil Logistics segment activities.

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

Inventories consist of the following at the dates indicated:

	March 31,
	2023	2022
	(in thousands)
Crude oil	$49,586	$135,485
Propane	46,910	43,971
Biodiesel	19,778	20,474
Butane	18,384	33,144
Diesel	2,536	3,504
Ethanol	3	3,503
Other	5,410	11,196
Total	$142,607	$251,277

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

At March 31, 2023, cumulative equity earnings and cumulative distributions of our unconsolidated entities since they were acquired were $10.6 million and $14.0 million, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our investments in unconsolidated entities consist of the following at the dates indicated:

			March 31,
Entity	Segment	Ownership Interest	2023	2022
			(in thousands)
Water services and land company	Water Solutions	50%	$15,036	$15,714
Water services and land company	Water Solutions	10%	3,511	2,863
Water services and land company	Water Solutions	50%	2,071	2,210
Aircraft company (1)	Corporate and Other	50%	308	538
Natural gas liquids terminal company	Liquids Logistics	50%	164	163
Water services company (2)	Water Solutions	50%	—	409
Total			$21,090	$21,897

(1)    This is an investment with a related party.
(2)    This entity was dissolved on March 31, 2023.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	March 31,
	2023	2022
	(in thousands)
Linefill (1)	$37,861	$28,065
Loan receivable (2)	8,592	3,147
Minimum shipping fees - pipeline commitments (3)	4,628	8,899
Other	6,896	5,691
Total	$57,977	$45,802

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At March 31, 2023 and 2022, linefill consisted of 502,686 and 423,978 barrels of crude oil, respectively. The increase was due primarily to capitalizing additional crude oil barrels as a result of increased requirements by third-party owned pipelines. This was partially offset by a decrease as we assigned our commitment with a pipeline operator to a third-party whereby the third-party purchased our linefill in the pipeline (see Note 8). Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    The March 31, 2023 balance represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, related to the sale of certain saltwater disposal assets in the Midland Basin in March 2023 (see Note 17). The March 31, 2022 balance represents the noncurrent portion of a loan receivable, net of an allowance for an expected credit loss, with a former related party. During the year ended March 31, 2023, we received payments totaling $3.1 million to extinguish this loan receivable and we recorded a loss of $0.2 million within loss on disposal or impairment of assets, net to write off the remaining balance.
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 8). At March 31, 2023, the deficiency credit was $8.9 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	March 31,
	2023	2022
	(in thousands)
Accrued interest	$49,362	$56,104
Accrued compensation and benefits	27,013	18,417
Derivative liabilities	14,752	27,108
Excise and other tax liabilities	11,777	10,451
Product exchange liabilities	4,047	853
Other	26,665	27,786
Total	$133,616	$140,719

Property, Plant and Equipment

We record property, plant and equipment at cost less accumulated depreciation. Acquisitions and improvements are capitalized, and maintenance and repairs are expensed as incurred. As we dispose of assets, we remove the cost and related accumulated depreciation from the accounts, and any resulting gain or loss is included within loss on disposal or impairment of assets, net. We compute depreciation expense of our property, plant and equipment using the straight-line method over the estimated useful lives of the assets (see Note 4).

Intangible Assets

Our intangible assets include contracts and arrangements acquired in business combinations, including customer relationships, customer commitments, pipeline capacity rights, rights-of-way and easements, water rights, executory contracts and other agreements, covenants not to compete, and trade names. In addition, we capitalize certain debt issuance costs associated with the ABL Facility (as defined herein). We amortize the majority of our intangible assets on a straight-line basis over the estimated useful lives of the assets (see Note 6). We amortize debt issuance costs over the terms of the related debt using a method that approximates the effective interest method.

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

Goodwill

Goodwill represents the excess of the consideration paid for the acquired businesses over the fair value of the individual assets acquired, net of liabilities assumed. Business combinations are accounted for using the “acquisition method”. We expect that all of our goodwill at March 31, 2023 is deductible for federal income tax purposes.

Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment at least annually. We perform our annual assessment of impairment on January 1 of our fiscal year, and more frequently if circumstances warrant.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. This guidance was to be effective prospectively upon issuance through December 31, 2022 and applied from the beginning of an interim period that included the issuance date of this ASU. However, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date from December 31, 2022 to December 31, 2024. All other provisions of ASU 2020-04 were unchanged. On April 13, 2022, the ABL Facility was amended to replace the LIBOR benchmark with the SOFR (as defined herein) benchmark (as discussed further in Note 7). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
Weighted average common units outstanding during the period:
Common units - Basic	131,007,171	129,840,234	128,980,823
Common units - Diluted	131,007,171	129,840,234	128,980,823

For the years ended March 31, 2023, 2022 and 2021, all potential common units or convertible securities were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands, except unit and per unit amounts)
Income (loss) from continuing operations	$52,492	$(184,101)	$(637,418)
Less: Continuing operations income attributable to noncontrolling interests	(1,106)	(655)	(632)
Net income (loss) from continuing operations attributable to NGL Energy Partners LP	51,386	(184,756)	(638,050)
Less: Distributions to preferred unitholders (1)	(124,691)	(104,163)	(93,364)
Less: Continuing operations net loss allocated to GP (2)	73	289	731
Net loss from continuing operations allocated to common unitholders	$(73,232)	$(288,630)	$(730,683)
Loss from discontinued operations, net of tax	$—	$—	$(1,769)
Less: Discontinued operations net loss allocated to GP (2)	—	—	2
Net loss from discontinued operations allocated to common unitholders	$—	$—	$(1,767)
Net loss allocated to common unitholders	$(73,232)	$(288,630)	$(732,450)
Basic and diluted loss per common unit
Loss from continuing operations	$(0.56)	$(2.22)	$(5.67)
Loss from discontinued operations, net of tax	$—	$—	$(0.01)
Net loss	$(0.56)	$(2.22)	$(5.68)

(1)    Includes cumulative distributions for the years ended March 31, 2023, 2022 and 2021 which were earned but not declared or paid (see Note 9 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

	Estimated			March 31,
Description	Useful Lives			2023	2022
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$160,939	$173,199
Pipeline and related facilities	30	-	40	265,253	265,643
Vehicles and railcars (1)	3	-	25	92,640	93,126
Water treatment facilities and equipment	3	-	30	2,040,792	2,040,687
Crude oil tanks and related equipment	2	-	30	221,881	236,805
Barges and towboats (2)	5	-	30	—	138,778
Information technology equipment	3	-	7	35,884	48,664
Buildings and leasehold improvements	3	-	40	130,119	151,071
Land				89,474	100,038
Tank bottoms and linefill (3)				40,001	30,443
Other	3	-	20	10,908	15,252
Construction in progress				33,673	55,690
				3,121,564	3,349,396
Accumulated depreciation				(898,184)	(887,006)
Net property, plant and equipment				$2,223,380	$2,462,390

(1)    Includes a finance lease right-of-use asset of $0.1 million. The accumulated amortization related to this finance lease is included within accumulated depreciation.
(2)    On March 30, 2023, we sold our marine assets (see Note 17).
(3)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Depreciation expense	$196,129	$203,783	$190,204
Capitalized interest expense	$945	$916	$2,778

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Water Solutions	$56,644	$28,068	$36,492
Crude Oil Logistics	18,944	(3,194)	1,766
Liquids Logistics	10,135	11,750	3,350
Corporate and Other	(1,214)	—	228
Total	$84,509	$36,624	$41,836

During the year ended March 31, 2023, the following transactions were recorded:

•A net loss of $26.3 million primarily related to the sale of certain assets in our Water Solutions segment.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

•A net loss of $21.8 million to write down the value of an inactive saltwater disposal facility and damaged equipment at another saltwater disposal facility, as well as the abandonment of certain capital projects and the retirement of certain assets in our Water Solutions segment.
•A net loss of $20.0 million related to the impairment of an underperforming crude oil terminal in our Crude Oil Logistics segment.
•A net loss of $10.0 million related to the impairment of several underperforming natural gas liquids terminals in our Liquids Logistics segment.
•A gain of $2.1 million from an insurance recovery for a saltwater disposal facility damaged in a prior period in our Water Solutions segment.

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
•A gain of $12.8 million related to the sale of certain permits, land and a saltwater disposal facility (see Note 17).

Note 5—Goodwill

The following table summarizes changes in goodwill by segment for the periods indicated:

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Balance at March 31, 2021	$283,310	$342,046	$119,083	$744,439
Balance at March 31, 2022	$283,310	$342,046	$119,083	$744,439
Disposal (Note 17)	—	(32,075)	—	(32,075)
Balance at March 31, 2023	$283,310	$309,971	$119,083	$712,364

Fiscal Year 2023 Goodwill Impairment Assessment

We performed a qualitative assessment as of January 1, 2023 to determine whether it was more likely than not that the fair value of each reporting unit was greater than the carrying value of the reporting unit. Based on these qualitative assessments, we determined that the fair value of each of our reporting units was more likely than not greater than the carrying value of the reporting units as of January 1, 2023, with the exception of our Crude Oil Logistics and Wholesale/Terminal reporting units. See below for a further discussion of the testing.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Due to lower than expected operating results, it was decided that the goodwill within the Crude Oil Logistics reporting unit should be tested for impairment as of January 1, 2023. We estimated the fair value of the Crude Oil Logistics reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Crude Oil Logistics reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the crude oil price environment as reflected in crude oil forward prices as of the test date, (ii) volumes based on historical information and estimates of future drilling and completion activity, as well as expectations for future demand recovery and (iii) estimated fixed and variable costs. The discounted cash flows for the Crude Oil Logistics reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Crude Oil Logistics reporting unit exceeded its carrying value by approximately 18%.

Due to lower than expected operating results, it was decided that the goodwill within the Wholesale/Terminal reporting unit should be tested for impairment as of January 1, 2023. We estimated the fair value of the Wholesale/Terminal reporting unit based on the income approach, also known as the discounted cash flow method, which utilizes the present value of future expected cash flows to estimate the fair value. The future cash flows of the Wholesale/Terminal reporting unit were projected based upon estimates as of the test date of future revenues, operating expenses and cash outflows necessary to support these cash flows, including working capital and maintenance capital expenditures. We also considered expectations regarding: (i) the margins to be generated on product sold, (ii) estimated volumes based on historical information and estimates of future growth, (iii) renewal of certain customer contracts and (iv) estimated fixed and variable costs. The discounted cash flows for the Wholesale/Terminal reporting unit were based on five years of projected cash flows and we applied a discount rate and terminal multiple that we believe would be applied by a theoretical market participant in similar market transactions. Based on this test, we concluded that the fair value of the Wholesale/Terminal reporting unit exceeded its carrying value by approximately 5%.

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

Note 6—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		March 31, 2023			March 31, 2022
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	18.9	$1,196,468	$(492,002)	$704,466	$1,200,919	$(436,837)	$764,082
Customer commitments	21.3	192,000	(28,800)	163,200	192,000	(21,120)	170,880
Pipeline capacity rights	20.7	7,799	(2,427)	5,372	7,799	(2,167)	5,632
Rights-of-way and easements	30.8	94,875	(15,138)	79,737	91,664	(12,201)	79,463
Water rights	16.4	99,869	(26,453)	73,416	99,869	(20,404)	79,465
Executory contracts and other agreements	23.7	21,570	(5,037)	16,533	20,931	(3,014)	17,917
Non-compete agreements	0.1	1,100	(1,082)	18	7,000	(6,487)	513
Debt issuance costs (1)	2.9	25,592	(9,921)	15,671	22,202	(5,055)	17,147
Total amortizable		1,639,273	(580,860)	1,058,413	1,642,384	(507,285)	1,135,099
Non-amortizable:
Trade names		255		255	255		255
Total		$1,639,528	$(580,860)	$1,058,668	$1,642,639	$(507,285)	$1,135,354

(1)    Includes debt issuance costs related to the ABL Facility. Debt issuance costs related to fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

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

During the year ended March 31, 2023, we recorded an impairment charge of $1.6 million against certain intangible assets related to an underperforming crude oil terminal.

During the year ended March 31, 2022, we recorded the following:

•A gain of $1.6 million related to the sale of certain intangible assets in our Water Solutions segment.
•A loss of $0.1 million from the write-off of debt issuance costs related to the Sawtooth Caverns, LLC (“Sawtooth”) credit agreement which was paid off and terminated prior to us selling our ownership interest in Sawtooth (see Note 17).

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
•A $4.5 million write off of the debt issuance costs related to a former revolving credit facility which was repaid and terminated on February 4, 2021.
•An impairment charge of $2.5 million to write down the value of the trade name as part of the write down of a larger asset group (see Note 4).

Amortization expense is as follows for the periods indicated:

	Year Ended March 31,
Recorded In	2023	2022	2021
	(in thousands)
Depreciation and amortization	$77,492	$84,937	$127,023
Cost of sales	274	281	307
Interest expense	4,866	4,779	5,572
Operating expenses	247	247	247
Total	$82,879	$90,244	$133,149

The following table summarizes expected amortization of our intangible assets at March 31, 2023 (in thousands):

Year Ending March 31,
2024	$76,753
2025	68,509
2026	65,464
2027	60,158
2028	57,305
Thereafter	730,224
Total	$1,058,413

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	March 31, 2023			March 31, 2022
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(26,009)	$2,023,991	$2,050,000	$(35,140)	$2,014,860
Asset-based revolving credit facility (“ABL Facility”)	138,000		138,000	116,000		116,000
Senior unsecured notes:
7.500% Notes due 2023 (“2023 Notes”)	—	—	—	475,702	(1,873)	473,829
6.125% Notes due 2025 (“2025 Notes”)	380,020	(1,612)	378,408	380,020	(2,456)	377,564
7.500% Notes due 2026 (“2026 Notes”)	319,902	(2,496)	317,406	332,402	(3,460)	328,942
Other long-term debt	—	—	—	41,705	(59)	41,646
	2,887,922	(30,117)	2,857,805	3,395,829	(42,988)	3,352,841
Less: Current maturities	—	—	—	2,378	—	2,378
Long-term debt	$2,887,922	$(30,117)	$2,857,805	$3,393,451	$(42,988)	$3,350,463

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Compliance

At March 31, 2023, we were in compliance with the covenants under the 2026 Senior Secured Notes indenture.

ABL Facility

On February 4, 2021, we closed on our ABL Facility that is subject to a borrowing base, which includes a sub-limit for letters of credit. The initial commitments under the ABL Facility totaled $500.0 million and the sub-limit for letters of credit was $200.0 million. On April 13, 2022, we amended the ABL Facility to increase the commitments to $600.0 million under the accordion feature within the ABL Facility. As part of the amendment, we agreed to reduce the commitments back to $500.0 million on or before March 31, 2023. In addition, the sub-limit for letters of credit was increased to $250.0 million and the LIBOR benchmark was replaced with an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”) as the interest rate benchmark. On February 16, 2023, we amended the ABL Facility to extend the maturity date of the additional $100.0 million of commitments through the remaining term of the ABL Facility as discussed below. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At March 31, 2023, $138.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $152.0 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

All borrowings under the ABL Facility bear interest at our option, at either (i) a LIBOR-based rate (with such customary provisions under the ABL Facility providing for the replacement of LIBOR with any successor rate such rate having been determined to be the SOFR or (ii) an alternate base rate, in each case plus an applicable borrowing margin based on our fixed charge coverage ratio (as defined in the ABL Facility). The applicable margin for alternate base rate loans varies from 1.50% to 2.00% and the applicable margin for LIBOR/SOFR-based loans varies from 2.50% to 3.00%. In addition, a commitment fee will be charged and payable quarterly in arrears based on the average daily unused portion of the revolving commitments under the ABL Facility. Such commitment fee will be 0.50% per year, subject to a reduction to 0.375% in the event our fixed charge coverage ratio is greater than or equal to 1.75 to 1.00.

At March 31, 2023, the borrowings under the ABL Facility had a weighted average interest rate of 8.70% calculated as the prime rate of 8.00% plus a margin of 1.50% on the alternate base rate borrowings and the weighted average SOFR of 4.80% plus a margin of 2.50% for the SOFR borrowings. On March 31, 2023, the interest rate in effect on letters of credit was 2.50%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At March 31, 2023, no Cash Dominion Event had occurred.

Compliance

At March 31, 2023, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2023 Notes, 2025 Notes and the 2026 Notes (collectively, the “Senior Unsecured Notes”).

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

Issuances

On October 24, 2016, we issued $700.0 million of 7.5% 2023 Notes. Interest is payable on May 1 and November 1 of each year. We redeemed all of the remaining outstanding 2023 Notes on March 31, 2023 (see “Redemptions” below).

On February 22, 2017, we issued $500.0 million of 6.125% 2025 Notes. Interest is payable on March 1 and September 1 of each year. The 2025 Notes mature on March 1, 2025. As of March 1, 2023, we have the right to redeem all or a portion of the outstanding 2025 Notes at 100% of the principal amount plus accrued and unpaid interest.

On April 9, 2019, we issued $450.0 million of 7.5% 2026 Notes in a private placement. Interest is payable on April 15 and October 15 of each year. The 2026 Notes mature on April 15, 2026. As of April 15, 2024, we will have the right to redeem all or a portion of the outstanding 2026 Notes at 100% of the principal amount plus accrued and unpaid interest.

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
2023 Notes
Notes repurchased	$272,316	$79,549	$52,072
Cash paid (excluding payments of accrued interest)	$265,127	$77,847	$33,566
Gain on early extinguishment of debt (1)	$6,555	$1,318	$18,096

2025 Notes
Notes repurchased	$—	$—	$7,300
Cash paid (excluding payments of accrued interest)	$—	$—	$3,647
Gain on early extinguishment of debt (2)	$—	$—	$3,575

2026 Notes
Notes repurchased	$12,500	$6,000	$111,598
Cash paid (excluding payments of accrued interest)	$10,789	$5,320	$78,583
Gain on early extinguishment of debt (3)	$1,611	$610	$31,463

(1)    Gain on early extinguishment of debt for the 2023 Notes during the years ended March 31, 2023, 2022 and 2021 is inclusive of the write off of debt issuance costs of $0.6 million, $0.4 million and $0.4 million respectively. The gain is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statements of operations.
(2)    Gain on early extinguishment of debt for the 2025 Notes during the year ended March 31, 2021 is inclusive of the write off of debt issuance costs of $0.1 million. The gain is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.
(3)    Gain on early extinguishment of debt for the 2026 Notes during the years ended March 31, 2023, 2022 and 2021 is inclusive of the write off of debt issuance costs of $0.1 million, $0.1 million and $1.6 million respectively. The gain is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statements of operations.

Subsequent to March 31, 2023, we have repurchased $99.3 million of the 2025 Notes.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Redemptions

The following table summarizes redemptions of Senior Unsecured Notes for the year ended March 31, 2023 (in thousands):

2023 Notes (1)
Notes redeemed	$203,386
Cash paid (excluding payments of accrued interest)	$203,386
Loss on early extinguishment of debt	$367

(1)    On March 31, 2023, we redeemed all of the remaining outstanding 2023 Notes. Loss on the early extinguishment of debt for the 2023 Notes during the year ended March 31, 2023 is inclusive of the write off of debt issuance costs of $0.4 million. The loss is reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

Compliance

At March 31, 2023, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Other Long-Term Debt

The Sawtooth credit agreement was paid off and terminated prior to us selling our ownership interest in Sawtooth on June 18, 2021 (see Note 17).

On October 29, 2020, we entered into an equipment loan for $45.0 million which bears interest at a rate of 8.6% and is secured by certain of our barges and towboats. On March 30, 2023, due to the sale of our marine assets (see Note 17), we paid off the outstanding balance of $39.3 million on our equipment loan. In addition, we paid a prepayment premium of $1.6 million and wrote off debt issuance costs of less than $0.1 million which are reported within gain (loss) on early extinguishment of liabilities, net within our consolidated statement of operations.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at March 31, 2023:

Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Total
	(in thousands)
2024	$—	$—	$—	$—
2025	—	—	380,020	380,020
2026	2,050,000	138,000	—	2,188,000
2027	—	—	319,902	319,902
Total	$2,050,000	$138,000	$699,922	$2,887,922

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $11.9 million, $12.2 million and $7.8 million during the years ended March 31, 2023, 2022 and 2021, respectively.

The following table summarizes expected amortization of debt issuance costs at March 31, 2023 (in thousands):

Year Ending March 31,
2024	$10,842
2025	10,772
2026	8,471
2027	32
Total	$30,117

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (the “December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The re-trial of the quantum meruit claim was conducted in Delaware state court from February 6, 2023 through February 15, 2023 and resulted in the jury returning a verdict consisting of an award of $36.0 million, subject to statutory interest, as applicable. The GP and the Partnership contend that the jury verdict is not supportable by controlling law or the evidentiary record; and plan to file post-verdict motions as appropriate before the trial court, and, will file an appeal to the Delaware Supreme Court. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our GP once all information is available to it and after any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of March 31, 2023, we have accrued $2.5 million related to this matter.

The Partnership is a party defendant to a purported class action complaint filed in the federal court in the Northern District of Oklahoma styled Gary R. Underwood, Successor Trustee for the James L. Price Revocable Living Trust, on behalf of the Trust and all others similarly situated v. NGL Energy Partners LP, Case No. 4:21-cv-00135-CVE-SH. This case seeks class certification on behalf of owners who allege the Partnership’s Crude Oil Logistics group violated Oklahoma’s Production Revenue Standards Act when it failed to include statutory interest on proceeds payments it made to certain mineral owners and to state unclaimed property divisions for oil purchased from certain Oklahoma wells. A substantial portion of the statutory interest claimed to be owed in the lawsuit related to suspended proceeds we inherited from our predecessors and remitted to various state unclaimed property divisions in 2016. With no admission of liability or wrongdoing, but only to avoid the expense and uncertainty of future litigation, the Partnership entered into a settlement agreement in this case to resolve all claims made against it by the plaintiff and the proposed class. We have agreed to pay the sum of approximately $8.4 million to the plaintiff and the proposed class, and we accrued the amount as of March 31, 2023. On April 3, 2023, we paid this money into escrow. The settlement agreement is subject to court approval and a full fairness hearing will be held in the coming months.

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

Environmental Matters

At March 31, 2023, we have an environmental liability, measured on an undiscounted basis, of $1.5 million, which is recorded within accrued expenses and other payables in our consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

The following table summarizes changes in our asset retirement obligation, which is reported within other noncurrent liabilities in our consolidated balance sheets (in thousands):

Balance at March 31, 2021	$28,079
Liabilities incurred	1,865
Liabilities associated with disposed assets (1)	(1,716)
Accretion expense	1,713
Balance at March 31, 2022	29,941
Liabilities incurred	3,880
Liabilities associated with disposed assets (2)	(1,493)
Liabilities settled	(391)
Accretion expense	3,226
Balance at March 31, 2023	$35,163

(1)    Relates primarily to the disposition of Sawtooth (see Note 17) as well as the sale of certain water disposal wells.
(2)    Relates to the sale of 17 saltwater disposal wells and other long-lived assets within our Water Solutions business.

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

Pipeline Capacity Agreements

We have noncancelable agreements with crude oil pipeline operators, which guarantee us minimum monthly shipping capacity on their pipelines. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under certain agreements we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, with some contracts containing provisions that allow us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have an asset recorded in prepaid expenses and other current assets and in other noncurrent assets in our consolidated balance sheet for minimum shipping fees paid in both the current and previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2). On March 1, 2023, we assigned our commitment with one of the pipeline operators to a third-party. Along with the assignment, they purchased our linefill in the pipeline for $16.6 million.

The following table summarizes future minimum throughput payments under these agreements at March 31, 2023 (in thousands):

Year Ending March 31,
2024	$26,857
2025	26,784
Total	$53,641

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At March 31, 2023, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
2024	$74,933	1,085	$68,849	75,214
2025	—	—	2,829	3,486
2026	—	—	1,982	2,730
2027	—	—	1,808	2,520
Total	$74,933	1,085	$75,468	83,950

Index-Price Commodity Purchase Commitments:
2024	$4,306,093	60,542	$905,626	966,567
2025	1,711,827	25,557	10,897	11,600
2026	633,722	10,410	—	—
Total	$6,651,642	96,509	$916,523	978,167

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

At March 31, 2023, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
2024	$75,694	1,085	$91,903	89,900
2025	—	—	5,071	5,841
2026	—	—	3,183	4,058
2027	—	—	2,064	2,805
Total	$75,694	1,085	$102,221	102,604

Index-Price Commodity Sale Commitments:
2024	$2,263,615	41,737	$369,134	356,181
2025	523,647	13,002	822	826
2026	26,403	390	—	—
Total	$2,813,665	55,129	$369,956	357,007

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 10, and represent $22.4 million of our prepaid expenses and other current assets and $15.2 million of our accrued expenses and other payables at March 31, 2023.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other Commitments

We have noncancelable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at March 31, 2023 (in thousands):

Year Ending March 31,
2024	$10,286
2025	3,397
2026	1,349
2027	1,335
2028	1,288
Thereafter	4,437
Total	$22,092

As part of the acquisition of Hillstone Environmental Partners, LLC, we assumed an obligation to pay a quarterly subsidy payment in the event that specified volumetric thresholds are not exceeded at a third-party facility (the “Subsidy Agreement”). During the years ended March 31, 2023, 2022 and 2021, we recorded $1.3 million, $2.1 million and $2.6 million, respectively, within operating expense in our consolidated statements of operations. The Subsidy Agreement expired on December 31, 2022.

Note 9—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts or obligations. As of March 31, 2023, we owned 8.69% of our GP.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units during the years ended March 31, 2023, 2022 and 2021, we issued 1,232, 1,103 and 823, respectively, notional units to our GP for less than $0.1 million in each of the years, in order to maintain its 0.1% interest in the Partnership.

Common Unit Repurchase Program

On August 30, 2019, the board of directors of our GP authorized a common unit repurchase program, under which we may repurchase up to $150.0 million of our outstanding common units through September 30, 2021 from time to time in the open market or in other privately negotiated transactions. We did not repurchase any units under this plan and this plan has expired.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our Distributions

The following table summarizes distributions declared on our common units during the year ended March 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid to Limited Partners	Amount Paid to General Partner
				(in thousands)	(in thousands)
April 27, 2020	May 7, 2020	May 15, 2020	$0.2000	$25,754	$26
July 23, 2020	August 6, 2020	August 14, 2020	$0.2000	$25,754	$26
October 27, 2020	November 6, 2020	November 13, 2020	$0.1000	$12,877	$13

Class B Preferred Units

As of March 31, 2023, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The following table summarizes distributions declared on our Class B Preferred Units for the year ended March 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Unit	Amount Paid to Class B Preferred Unitholders
				(in thousands)
March 16, 2020	March 31, 2020	April 15, 2020	$0.5625	$7,079
June 15, 2020	June 30, 2020	July 15, 2020	$0.5625	$7,079
September 15, 2020	September 30, 2020	October 15, 2020	$0.5625	$7,079
December 17, 2020	January 1, 2021	January 15, 2021	$0.5625	$7,079

On July 1, 2022, the Class B Preferred Units distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month LIBOR interest rate (4.77% for the quarter ended March 31, 2023) plus a spread of 7.213%. For the quarter ended March 31, 2023, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for March 31, 2023 is $0.7488 and the cumulative distributions since suspension for each Class B Preferred unit is $5.4029. In addition, the amount of cumulative but unpaid distribution shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of March 31, 2023 is $74.3 million.

Class C Preferred Units

As of March 31, 2023, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The following table summarizes distributions declared on our Class C Preferred Units for the year ended March 31, 2021:

				Amount Paid to Class C
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
March 16, 2020	March 31, 2020	April 15, 2020	$0.6016	$1,083
June 15, 2020	June 30, 2020	July 15, 2020	$0.6016	$1,083
September 15, 2020	September 30, 2020	October 15, 2020	$0.6016	$1,083
December 17, 2020	January 1, 2021	January 15, 2021	$0.6016	$1,083

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended March 31, 2023, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for each Class C Preferred Unit is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $5.4141. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of March 31, 2023 is $10.7 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On and after April 15, 2024, distributions on the Class C Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the amended and restated limited partnership agreement (the “Partnership Agreement”)) plus a spread of 7.384%.

Class D Preferred Units

As of March 31, 2023, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The following table summarizes the outstanding warrants at March 31, 2023:

Issuance Date and Description	Number of Warrants	Exercise Price
July 2, 2019
Premium warrants	10,000,000	$17.45
Par warrants	7,000,000	$14.54
October 31, 2019
Premium warrants	5,000,000	$16.28
Par warrants	3,500,000	$13.56
The warrants may be exercised from and after the first anniversary of the date of issuance. Unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions. Upon a change of control, all unvested warrants shall immediately vest and be exercisable in full.

The following table summarizes cash distributions declared on our Class D Preferred Units for the year ended March 31, 2021:

				Amount Paid to Class D
Date Declared	Record Date	Payment Date	Amount Per Unit	Preferred Unitholders
				(in thousands)
April 27, 2020	May 7, 2020	May 15, 2020	$11.25	$6,868
July 23, 2020	August 6, 2020	August 14, 2020	$11.25	$6,946
October 27, 2020	November 6, 2020	November 13, 2020	$26.01	$15,608
January 20, 2021	February 5, 2021	February 12, 2021	$26.01	$15,608

The distributions for the quarters ended September 30, 2020 and December 31, 2020 include a 1.0% rate increase due to us exceeding the adjusted total leverage ratio, as defined within the Partnership Agreement. The distributions paid in cash for the three months ended June 30, 2020 of $6.9 million represented 50% of the Class D Preferred Units distributions amount, as represented in the table above. In accordance with the terms of our Partnership Agreement, the value of each Class D Preferred Unit automatically increased by the non-cash accretion which was approximately $6.9 million in the aggregate with respect to the distribution for the three months ended June 30, 2020.

The current distribution rate for the Class D Preferred Units increased on July 1, 2022 from 9.00% to 10.00% per year per unit (equal to $100.00 per every $1,000 in unit value per year), and includes an additional 1.50% rate increase due to us exceeding the adjusted total leverage ratio and due to a Class D distribution payment default, as defined within the Partnership Agreement. For the quarter ended March 31, 2023, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at March 31, 2023 is $29.92 and the average cumulative distribution since suspension for each Class D Preferred unit is $252.34. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of March 31, 2023 is $167.7 million.

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

At any time after July 2, 2019 (the “Closing Date”), the Partnership shall have the right to redeem all of the outstanding Class D Preferred Units at a price per Class D Preferred Unit equal to the sum of the then-unpaid accumulations with respect to such Class D Preferred Unit and the greater of either the applicable multiple on invested capital or the applicable

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

redemption price based on an applicable internal rate of return, as more fully described in the Partnership Agreement. At any time on or after the eighth anniversary of the Closing Date, each Class D Preferred Unitholder will have the right to require the Partnership to redeem on a date not prior to the 180th day after such anniversary all or a portion of the Class D Preferred Units then held by such preferred unitholder for the then-applicable redemption price, which may be paid in cash or, at the Partnership’s election, a combination of cash and a number of common units not to exceed one-half of the aggregate then- applicable redemption price, as more fully described in the Partnership Agreement. Upon a Class D Change of Control (as defined in the Partnership Agreement), each Class D Preferred Unitholder will have the right to require the Partnership to redeem the Class D Preferred Units then held by such Preferred Unitholder at a price per Class D Preferred Unit equal to the applicable redemption price. The Class D Preferred Units generally will not have any voting rights, except with respect to certain matters which require the vote of the Class D Preferred Units. The Class D Preferred Units generally do not have any voting rights, except that the Class D Preferred Units shall be entitled to vote as a separate class on any matter on which unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Class D Preferred Units in relation to other classes of Partnership Interests (as defined in the Partnership Agreement) or as required by law. The consent of a majority of the then-outstanding Class D Preferred Units, with one vote per Class D Preferred Unit, shall be required to approve any matter for which the preferred unitholders are entitled to vote as a separate class or the consent of the representative of the Class D Preferred Unitholders, as applicable.

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

The following table summarizes the Service Award activity during the year ended March 31, 2023:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2022	2,188,800	$2.15
Units vested and issued	(1,287,075)	$2.15
Units forfeited	(273,750)	$2.15
Unvested Service Award units at March 31, 2023	627,975	$2.15

There were no units granted for the year ended March 31, 2023. The weighted-average grant prices for the years ended March 31, 2022 and 2021 were $2.15.

In connection with the vesting of certain Service Awards during the year ended March 31, 2023, 55,702 of the newly-vested common units were surrendered by employees in satisfaction of $0.1 million of employee withholding taxes paid by the Partnership. Pursuant to the expiration of the LTIP discussed below, those surrendered units are not available for future grants.

As the LTIP expired on May 10, 2021, we had no common units available for grant during the year ended March 31, 2023.

As of March 31, 2023, there are 627,975 unvested Service Award units which are expected to vest during the fiscal year ending March 31, 2024. Also, any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

Service Awards are valued at the average of the high/low sales price as of the grant date less the present value of the expected distribution stream over the vesting period using a risk-free interest rate. We record the expense for each Service

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Award on a straight-line basis over the requisite period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant date value of the award that is vested at that date.

During the years ended March 31, 2023, 2022 and 2021, we recorded compensation expense related to Service Award units of $2.7 million, $3.3 million and $4.7 million, respectively.

For the unvested Service Award units at March 31, 2023, we had estimated future expense of $1.1 million which we expect to record during the fiscal year ending March 31, 2024.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our consolidated balance sheet at the dates indicated:

	March 31, 2023		March 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$63,553	$(6,043)	$73,353	$(47,585)
Level 2 measurements	25,128	(15,827)	51,968	(27,372)
	88,681	(21,870)	125,321	(74,957)

Netting of counterparty contracts (1)	(6,670)	6,670	(47,585)	47,585
Net cash collateral (held) provided	(47,686)	(114)	839	—
Commodity derivatives	$34,325	$(15,314)	$78,575	$(27,372)

(1)    Relates to commodity derivative assets and liabilities that are expected to be net settled on an exchange or through a master netting arrangement with the counterparty. Our physical contracts that do not qualify as normal purchase normal sale transactions are not subject to such master netting arrangements.

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our consolidated balance sheets at the dates indicated:

	March 31,
	2023	2022
	(in thousands)
Prepaid expenses and other current assets	$33,875	$78,575
Other noncurrent assets	450	—
Accrued expenses and other payables	(14,752)	(27,108)
Other noncurrent liabilities	(562)	(264)
Net commodity derivative asset	$19,011	$51,203

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At March 31, 2023:
Crude oil fixed-price (1)	April 2023–March 2024	1,069	$52,613
Propane fixed-price (1)	April 2023–March 2025	(320)	(4,047)
Refined products fixed-price (1)	April 2023–July 2024	(429)	4,468
Butane fixed-price (1)	April 2023–March 2024	(830)	3,485
Other	April 2023–September 2024		10,292
			66,811
Net cash collateral held			(47,800)
Net commodity derivative asset			$19,011

At March 31, 2022:
Crude oil fixed-price (1)	April 2022–December 2023	(1,330)	$35,662
Propane fixed-price (1)	April 2022–December 2023	184	3,785
Refined products fixed-price (1)	April 2022–December 2022	685	(6,063)
Butane fixed-price (1)	April 2022–December 2023	(268)	(1,711)
Other	April 2022–March 2023		18,691
			50,364
Net cash collateral provided			839
Net commodity derivative asset			$51,203

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

The following table summarizes the net losses recorded from our commodity derivatives to revenues and cost of sales in our consolidated statements of operations for the periods indicated (in thousands):

Year Ended March 31,
2023	$(5,383)
2022	$(116,556)
2021	$(83,578)

Amounts in the table above do not include net losses from our commodity derivatives related to Mid-Con (as defined herein) and Gas Blending (as defined herein), as these amounts have been classified as discontinued operations within our consolidated statement of operations for the year ended March 31, 2021 (see Note 18).

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At March 31, 2023, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our consolidated balance sheets and recognized in our net income.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At March 31, 2023, we had $138.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 8.70%.

On July 1, 2022, the Class B Preferred Units distribution rate changed from a fixed rate of 9.00% to a floating rate of the three-month LIBOR interest rate (4.77% for the quarter ended March 31, 2023) plus a spread of 7.213%.

For our Class C Preferred Units, distributions on and after April 15, 2024 will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the Partnership Agreement) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in the Partnership Agreement) plus the Class D Variable Rate. Each Class D Variable Rate election shall be effective for at least four quarters following such election.

Fair Value of Fixed-Rate Notes

The following table provides fair values estimates of our fixed-rate notes at March 31, 2023 (in thousands):

2026 Senior Secured Notes	$1,974,833
2025 Notes	$340,118
2026 Notes	$287,333

For the 2026 Senior Secured Notes, 2025 Notes and 2026 Notes, the fair value estimates were developed based on publicly traded quotes and would be classified as Level 2 in the fair value hierarchy.

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

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$545,008	$412,822	$321,460
Sale of recovered crude oil	120,705	77,203	28,599
Sale of water	17,509	39,518	13,569
Other service revenues	13,816	15,323	7,358
Total Water Solutions revenues	697,038	544,866	370,986
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	2,376,434	2,432,393	1,574,699
Crude oil transportation and other	89,502	75,484	142,233
Non-Topic 606 revenues	7,476	8,687	11,355
Elimination of intersegment sales	(8,590)	(11,068)	(6,651)
Total Crude Oil Logistics revenues	2,464,822	2,505,496	1,721,636
Liquids Logistics:
Topic 606 revenues
Refined products sales	2,554,084	1,899,898	1,124,087
Propane sales	1,156,821	1,322,210	1,023,479
Butane sales	772,085	861,998	516,358
Other product sales	565,706	551,841	373,707
Service revenues	7,944	8,781	22,270
Non-Topic 606 revenues	476,404	254,148	79,318
Elimination of intersegment sales	—	(1,323)	(6,073)
Total Liquids Logistics revenues	5,533,044	4,897,553	3,133,146
Corporate and Other:
Non-Topic 606 revenues	—	—	1,255
Total Corporate and Other revenues	—	—	1,255
Total revenues	$8,694,904	$7,947,915	$5,227,023

The following table summarizes depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 6 and Note 7) and operating income (loss) by segment for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Depreciation and Amortization:
Water Solutions	$207,328	$214,805	$222,354
Crude Oil Logistics	46,577	48,489	60,874
Liquids Logistics	13,575	19,000	29,503
Corporate and Other	23,399	23,914	18,469
Total	$290,879	$306,208	$331,200

Operating Income (Loss):
Water Solutions	$198,924	$94,851	$(92,720)
Crude Oil Logistics	81,524	45,033	(304,330)
Liquids Logistics	66,624	(8,441)	70,441
Corporate and Other	(57,909)	(48,400)	(64,144)
Total	$289,163	$83,043	$(390,753)

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Water Solutions	$123,180	$115,267	$66,649
Crude Oil Logistics	9,649	6,422	9,933
Liquids Logistics	5,704	11,185	31,172
Corporate and Other	2,207	2,148	11,953
Total	$140,740	$135,022	$119,707

All of the tables above do not include amounts related to Mid-Con, Gas Blending and TPSL (as defined herein), as these amounts have been classified as discontinued operations within our consolidated statement of operations for the year ended March 31, 2021 (see Note 18).

The following tables summarize long-lived assets (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	March 31,
	2023	2022
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,810,534	$2,970,911
Crude Oil Logistics	870,999	1,050,546
Liquids Logistics (1)	363,736	385,783
Corporate and Other	39,363	49,067
Total	$4,084,632	$4,456,307

(1)    Includes $12.5 million and $17.1 million of non-US long-lived assets at March 31, 2023 and 2022, respectively.

	March 31,
	2023	2022
	(in thousands)
Total assets:
Water Solutions	$3,009,869	$3,130,659
Crude Oil Logistics	1,616,953	1,952,048
Liquids Logistics (1)	774,221	888,927
Corporate and Other	55,101	98,711
Total	$5,456,144	$6,070,345

(1)    Includes $32.3 million and $40.2 million of non-US total assets at March 31, 2023 and 2022, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Purchases from equity method investees	$1,872	$1,091	$3,249
Purchases from entities affiliated with management	$—	$1,489	$1,239
Sales to entities affiliated with management	$—	$—	$18,402
Purchases from WPX (1)			$216,487
Sales to WPX (1)			$39,129

(1)    As previously disclosed, a member of the board of directors of our GP was an executive officer of WPX Energy, Inc. (“WPX”) and has subsequently retired. Therefore, we are no longer classifying transactions with WPX as a related party. The prior year amounts relate to purchases and sales of crude oil with WPX as well as the treatment and disposal of produced water and solids received from WPX.

Accounts receivable from affiliates consist of the following at the dates indicated:

	March 31,
	2023	2022
	(in thousands)
NGL Energy Holdings LLC	$11,688	$8,483
Equity method investees	673	107
Entities affiliated with management	1	1
Total	$12,362	$8,591

Accounts payable to affiliates consist of the following at the dates indicated:

	March 31,
	2023	2022
	(in thousands)
Equity method investees	$64	$27
Entities affiliated with management	1	46
Total	$65	$73

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of March 31, 2023, the outstanding balance of the loan is approximately $2.3 million. Payments are made monthly, reducing the outstanding balance, and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of March 31, 2023, no accrual has been recorded related to this guarantee.

2026 Senior Secured Notes and ABL Facility

To complete the issuance of the 2026 Senior Secured Notes and the ABL Facility (see Note 7), we were required to receive the consent of the holders of our Class D Preferred Units, who are represented on the board of directors of our GP. For their consent, we paid to the holders of the Class D Preferred Units $40.0 million.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 13—Employee Benefit Plan

We have established a defined contribution 401(k) plan to assist our eligible employees in saving for retirement on a tax-deferred basis. The 401(k) plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. For every dollar that employees contribute up to 4% of their eligible compensation (as defined in the plan), we contribute one dollar, plus 50 cents for every dollar employees contribute between 4 and 6% of their eligible compensation (as defined in the plan). Our matching contributions vest over an employee’s first two years of employment, subject to a participant’s continued service. Expenses under the plan for the years ended March 31, 2023, 2022 and 2021 were $2.8 million, $2.9 million and $3.4 million, respectively, and do not include expenses for matching contributions related to Mid-Con and Gas Blending, as these amounts have been classified as discontinued operations within our consolidated statement of operations for the year ended March 31, 2021 (see Note 18).

Note 14—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in the contract and is recognized as revenue when, or as, the performance obligation is satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation. The evaluation of when performance obligations have been satisfied and the transaction price that is allocated to our performance obligations requires significant judgment and assumptions, including our evaluation of the timing of when control of the underlying good or service has transferred to our customers and the relative stand-alone selling price of goods and services provided to customers under contracts with multiple performance obligations. Actual results can vary from those judgments and assumptions. We do not have any material contracts with multiple performance obligations or under which we receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of March 31, 2023.

The majority of our revenue agreements are in the scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 11 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $4.2 million of net gains related to changes in the mark-to-market value of these arrangements recorded during the year ended March 31, 2023.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

received; and (ii) when the likelihood of a customer exercising its remaining rights to make up the deficient volumes under minimum volume commitments becomes remote (also known as the breakage model).
•Tiered pricing. For contracts with tiered pricing provisions, the period in which the tiers are earned and settled (i.e., the “reset period”) may vary from monthly to over a period of multiple months. If the tiered pricing is based on a month, we allocate the fee to the distinct daily service to which it relates. If the tiered pricing spans across multiple reporting periods, we estimate the total transaction price at the beginning of each reset period, based on the expected volumes. We revise the estimate of variable consideration at each reporting date throughout each reset period.
•Volume discount pricing. Volume discount pricing is a form of variable consideration whereby the customer pays for the volumes delivered on a cumulative basis. Similar to tiered pricing, the period in which the cumulative volumes are earned and settled (i.e., the “reset period”) may vary from daily to over a period of multiple months. If the volume discount is based on a month, we allocate the fee to the distinct daily service to which it relates. If the volume discount period spans across multiple reporting periods, we estimate the total transaction price at the beginning of each reset period, based on the expected volumes. We revise the estimate of variable consideration at each reporting date throughout each reset period.

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

For revenue received from services rendered, we are obligated to provide throughput services to move crude oil via pipeline, railcar or marine vessel or to provide terminal maintenance services. In either case, the obligation is satisfied over time utilizing the output method based on each volume of crude oil that is moved from the origination point to the final destination or based on the passage of time.

Liquids Logistics Performance Obligations

Within the Liquids Logistics segment, revenue is disaggregated into two primary revenue streams that include revenue from the sale of commodities and service revenue. For sales of commodities, we are obligated to deliver a specified amount of product over a specified period of time. For these types of agreements, revenue is recognized at a point in time based on when the product is delivered and control is transferred to the customer.

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

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. The following table summarizes the amount and timing of revenue recognition for such contracts at March 31, 2023 (in thousands):

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Year Ending March 31,
2024	$101,324
2025	85,069
2026	26,696
2027	10,846
2028	1,269
Thereafter	802
Total	$226,006

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

Under certain of our contracts, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized, referred to as deferred revenue or contract liabilities, within advance payments received from customers in our consolidated balance sheets. Our deferred revenue primarily relates to:

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
•Capital reimbursements. Certain contracts in our Water Solutions segment require that our customers reimburse us for capital expenditures related to the construction of long-lived assets, such as water gathering pipelines, booster stations and custody transfer points, utilized to provide services to them under the revenue contracts. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these upfront payments in deferred revenue and recognize the amounts in revenue over the life of the associated revenue contract as the performance obligations are satisfied under the contract.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	March 31, 2023	March 31, 2022
	(in thousands)
Accounts receivable from contracts with customers	$425,760	$605,384
Contract assets (current)	$10,050	$—

Contract liabilities balance at March 31, 2021	$10,896
Payment received and deferred	49,024
Payment recognized in revenue	(44,019)
Disposition of Sawtooth (see Note 17)	(8,234)
Contract liabilities balance at March 31, 2022	7,667
Payment received and deferred	62,969
Payment recognized in revenue	(56,116)
Contract liabilities balance at March 31, 2023	$14,520

Note 15—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment. We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as an operating lease or a finance lease depending on the terms of the arrangement. Our leases are classified as operating and finance leases. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term when we control the use of the asset by obtaining substantially all of the economic benefits of the asset and direct the use of the asset. Operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities with an initial term of greater than one year are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We do not have any leases that provide for guarantees of residual value.

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

At March 31, 2023, we had operating lease right-of-use assets of $90.2 million and current and noncurrent operating lease obligations of $34.2 million and $58.5 million, respectively, on our consolidated balance sheet. An impairment of the operating lease right-of-use asset of $1.6 million was recorded for the underperforming terminals in our Liquids Logistics and Crude Oil Logistics segments. Also we recorded an impairment of the operating lease right-of-use asset of $0.1 million related to an office lease and $0.3 million related to the termination of leases. At March 31, 2022, we had operating lease right-of-use assets of $114.1 million and current and noncurrent operating lease obligations of $41.3 million and $72.8 million, respectively,

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

on our consolidated balance sheet. At March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 5.71 years and 9.61%, respectively. At March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for our operating leases was 6.46 years and 7.49%, respectively.

The following table summarizes the components of our lease cost for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Operating lease cost (1)	$51,525	$58,535	$69,031
Variable lease cost (1)	29,742	22,130	18,871
Short-term lease cost (1)	341	351	1,217
Finance lease cost
Amortization of right-of-use asset (2)	3	—	—
Interest on lease obligation (3)	9	—	—
Total lease cost	$81,620	$81,016	$89,119

(1)    Included in operating expenses in our consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our consolidated statements of operations.
(3)    Included in interest expense in our consolidated statement of operations.

The following table summarizes maturities of our lease obligations at March 31, 2023 (in thousands):

	Operating	Finance
Year Ending March 31,	Leases	Lease (1)
2024	$40,766	$28
2025	26,486	28
2026	13,726	28
2027	7,854	28
2028	5,789	9
Thereafter	26,763	—
Total lease payments	121,384	121
Less imputed interest	(28,768)	(30)
Total lease obligations	$92,616	$91

(1)    At March 31, 2023, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities.

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Year Ended March 31,
	2023	2022	2021
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$51,147	$57,449	$68,141
Operating cash outflows from finance lease	$9	$—	$—
Financing cash outflows from finance lease	$10	$—	$—

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$32,984	$14,950	$33,579
Finance lease	$102	$—	$—

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts, of which certain agreements contain renewal options for periods of between one year and five years. We determine if an agreement contains a lease at the inception of the arrangement.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

If an arrangement is determined to contain a lease, we classify the lease as operating, sales-type or direct financing. Lessor accounting under ASC 842 is substantially unchanged and all of our leases will continue to be classified as operating leases. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the years ended March 31, 2023, 2022 and 2021, fixed rental revenue was $13.9 million, $14.4 million and $15.9 million, which includes $3.8 million, $1.4 million and $2.5 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments receivable under various noncancelable operating lease agreements at March 31, 2023 (in thousands):

Year Ending March 31,
2024	$8,862
2025	4,693
2026	4,017
2027	4,017
2028	3,927
Thereafter	189
Total	$25,705

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

The following table summarizes changes in our allowance for expected credit losses for the periods indicated:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2020	$4,540	$—
Cumulative effect adjustment	433	680
Change in provision for expected credit losses	319	—
Write-offs charged against the provision	(3,100)	(222)
Balance at March 31, 2021	2,192	458
Change in provision for expected credit losses	929	—
Write-offs charged against the provision	(491)	—
Disposition of Sawtooth (See Note 17)	(4)	—
Balance at March 31, 2022	2,626	458
Change in provision for expected credit losses	25	(410)
Write-offs charged against the provision	(687)	—
Balance at March 31, 2023	$1,964	$48

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In addition to the provision for expected credit losses below, we also wrote off $5.7 million during the year ended March 31, 2021 as discussed in Note 17.

Note 17—Other Matters

Dispute Settlement

During the three months ended December 31, 2022, we recorded other income of $29.5 million to settle a dispute associated with commercial activities not occurring in the current reporting periods. We received payment on December 29, 2022. This amount is recorded within other income (expense), net in our consolidated statement of operations for the year ended March 31, 2023.

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

Third-party Bankruptcy

As previously disclosed, during the three months ended June 30, 2020, Extraction, who is a significant shipper on our Grand Mesa pipeline and had transportation contracts to ship crude oil on our pipeline, filed a petition for bankruptcy under Chapter 11 of the bankruptcy code and requested that the court authorize it to reject these transportation contracts, effective June 14, 2020. On November 2, 2020, the bankruptcy court issued a bench ruling granting Extraction’s motion to reject the transportation contracts effective as of June 14, 2020. As a result of the bankruptcy proceedings, we reached a global settlement agreement with Extraction on January 21, 2021. Among other consideration, the global settlement agreement included a new long-term supply agreement, a new rate structure under the supply agreement and the receipt of $35.0 million from Extraction as a liquidated payment for our unsecured claims, which was received on January 21, 2021.

As a result of entering into the global settlement agreement, we determined that the customer commitment intangible asset related to one of the transportation contracts was impaired as of December 31, 2020 and recorded an impairment charge of $145.8 million. Also, as a result of these transactions, we assessed the goodwill of our Crude Oil Logistics reporting unit for impairment, which resulted in an impairment charge of $237.8 million (see Note 5 for a further discussion). These impairment charges were recorded within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2021.

Extraction continued to utilize, during the bankruptcy period, the services under the transportation contracts and, as of September 30, 2020, owed us $5.7 million related to deficiency volumes, which following our global settlement, we deemed uncollectible and wrote off this balance to bad debt expense within our consolidated statement of operations during the year ended March 31, 2021.

Dispositions

Sale of Certain Saltwater Disposal Assets

On March 31, 2023, we sold certain saltwater disposal assets in the Midland Basin to two third-parties for total consideration of $13.6 million, of which $5.0 million was in cash and $8.6 million was a loan receivable. Interest on the loan receivable is based on the prime rate and is due monthly beginning on September 1, 2023. The loan receivable matures on April 1, 2026. We recorded a loss of $18.8 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2023.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Water Solutions segment have not been classified as discontinued operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Sale of Marine Assets

On March 30, 2023, we sold our marine assets to two third-parties for total consideration of $111.7 million in cash less estimated expenses of approximately $7.5 million. We recorded a loss of $8.0 million within loss on disposal or impairment of assets, net in our consolidated statement of operations for the year ended March 31, 2023.

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

The following table summarizes the results of operations from discontinued operations for the year ended March 31, 2021 (in thousands):

Revenues	$16,198
Cost of sales	16,556
Operating expenses	290
Loss on disposal or impairment of assets, net (1)	1,174
Operating loss from discontinued operations	(1,822)
Income tax benefit	53
Loss from discontinued operations, net of tax	$(1,769)

(1)    Includes a loss of $1.0 million on the sale of Gas Blending and $0.2 million on the sale of TPSL.

Note 19—Subsequent Events

Subsequent to March 31, 2023, we have repurchased $99.3 million of the 2025 Notes (see Note 7 for a further discussion).