Form 10-Q
period 2023-06-30
NGL Energy Partners LP
filed 2023-08-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

At August 7, 2023, there were 131,927,343 common units issued and outstanding.

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

You should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report. Except as may be required by state and federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events, or otherwise. When considering forward-looking statements, please review the risks discussed under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	June 30, 2023	March 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,786	$5,431
Accounts receivable-trade, net of allowance for expected credit losses of $1,888 and $1,964, respectively	892,266	1,033,956
Accounts receivable-affiliates	12,836	12,362
Inventories	185,638	142,607
Prepaid expenses and other current assets	84,339	98,089
Total current assets	1,182,865	1,292,445
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $921,300 and $898,184, respectively	2,196,845	2,223,380
GOODWILL	712,364	712,364
INTANGIBLE ASSETS, net of accumulated amortization of $600,613 and $580,860, respectively	1,038,775	1,058,668
INVESTMENTS IN UNCONSOLIDATED ENTITIES	20,049	21,090
OPERATING LEASE RIGHT-OF-USE ASSETS	97,327	90,220
OTHER NONCURRENT ASSETS	57,429	57,977
Total assets	$5,305,654	$5,456,144
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$773,678	$927,591
Accounts payable-affiliates	55	65
Accrued expenses and other payables	159,408	133,616
Advance payments received from customers	19,026	14,699
Operating lease obligations	34,702	34,166
Total current liabilities	986,869	1,110,137
LONG-TERM DEBT, net of debt issuance costs of $27,040 and $30,117, respectively	2,803,607	2,857,805
OPERATING LEASE OBLIGATIONS	64,998	58,450
OTHER NONCURRENT LIABILITIES	111,978	111,226
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 132,059 and 132,059 notional units, respectively	(52,565)	(52,551)
Limited partners, representing a 99.9% interest, 131,927,343 and 131,927,343 common units issued and outstanding, respectively	475,353	455,564
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(434)	(450)
Noncontrolling interests	16,392	16,507
Total equity	787,105	767,429
Total liabilities and equity	$5,305,654	$5,456,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended June 30,
	2023	2022
REVENUES:
Water Solutions	$181,302	$166,079
Crude Oil Logistics	464,390	865,371
Liquids Logistics	970,412	1,465,933
Total Revenues	1,616,104	2,497,383
COST OF SALES:
Water Solutions	2,569	10,225
Crude Oil Logistics	425,299	822,370
Liquids Logistics	947,247	1,422,416
Corporate and Other	4,214	—
Total Cost of Sales	1,379,329	2,255,011
OPERATING COSTS AND EXPENSES:
Operating	76,681	71,860
General and administrative	20,291	16,757
Depreciation and amortization	68,979	66,660
Gain on disposal or impairment of assets, net	(1,196)	(168)
Operating Income	72,020	87,263
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	91	674
Interest expense	(59,522)	(67,311)
Gain on early extinguishment of liabilities, net	6,808	1,662
Other income, net	306	646
Income Before Income Taxes	19,703	22,934
INCOME TAX (EXPENSE) BENEFIT	(140)	172
Net Income	19,563	23,106
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(262)	(245)
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$19,301	$22,861
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(14,482)	$(4,679)
BASIC AND DILUTED LOSS PER COMMON UNIT	$(0.11)	$(0.04)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	131,927,343	130,695,970
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	131,927,343	130,695,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended June 30,
	2023	2022
Net income	$19,563	$23,106
Other comprehensive income (loss)	16	(50)
Comprehensive income	$19,579	$23,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2023
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2023	$(52,551)	14,385,642	$348,359	131,927,343	$455,564	$(450)	$16,507	$767,429
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(377)	(377)
Equity issued pursuant to incentive compensation plan (Note 8)	—	—	—	—	474	—	—	474
Net (loss) income	(14)	—	—	—	19,315	—	262	19,563
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCE AT JUNE 30, 2023	$(52,565)	14,385,642	$348,359	131,927,343	$475,353	$(434)	$16,392	$787,105

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Three Months Ended June 30, 2022
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2022	$(52,478)	14,385,642	$348,359	130,695,970	$401,486	$(308)	$17,394	$714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(975)	(975)
Equity issued pursuant to incentive compensation plan	—	—	—	—	497	—	—	497
Net (loss) income	(5)	—	—	—	22,866	—	245	23,106
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
BALANCE AT JUNE 30, 2022	$(52,483)	14,385,642	$348,359	130,695,970	$424,849	$(358)	$16,664	$737,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Three Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$19,563	$23,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	73,210	70,968
Gain on early extinguishment of liabilities, net	(6,808)	(1,662)
Equity-based compensation expense	474	497
Gain on disposal or impairment of assets, net	(1,196)	(168)
Change in provision for expected credit losses	(9)	(419)
Net adjustments to fair value of commodity derivatives	(12,890)	41,068
Equity in earnings of unconsolidated entities	(91)	(674)
Distributions of earnings from unconsolidated entities	333	—
Lower of cost or net realizable value adjustments	5,991	5,475
Other	739	1,395
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	141,016	(181,341)
Inventories	(49,022)	(55,507)
Other current and noncurrent assets	24,206	(4,613)
Accounts payable-trade and affiliates	(153,931)	66,927
Other current and noncurrent liabilities	13,526	37,434
Net cash provided by operating activities	55,111	2,486
INVESTING ACTIVITIES:
Capital expenditures	(35,801)	(41,006)
Net settlements of commodity derivatives	12,430	(2,267)
Proceeds from sales of assets	21,131	6,851
Investments in unconsolidated entities	(258)	—
Distributions of capital from unconsolidated entities	1,057	—
Net cash used in investing activities	(1,441)	(36,422)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	528,000	552,000
Payments on revolving credit facility	(486,000)	(497,000)
Repayment and repurchase of senior unsecured notes	(91,982)	(21,517)
Payments on other long-term debt	—	(630)
Debt issuance costs	(472)	(592)
Distributions to noncontrolling interest owners	(377)	(975)
Payments to settle contingent consideration liabilities	(480)	(356)
Principal payments of finance lease	(4)	—
Net cash (used in) provided by financing activities	(51,315)	30,930
Net increase (decrease) in cash and cash equivalents	2,355	(3,006)
Cash and cash equivalents, beginning of period	5,431	3,822
Cash and cash equivalents, end of period	$7,786	$816
Supplemental cash flow information:
Cash interest paid	$25,561	$34,166
Income taxes paid (net of income tax refunds)	$1,352	$1,748
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$15,324	$20,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At June 30, 2023, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 25 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report. The unaudited condensed consolidated balance sheet at March 31, 2023 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2023 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on May 31, 2023.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report. Due to the seasonal nature of certain of our operations and other factors, the results of operations for interim periods are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2024.

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

We have a deferred tax liability of $40.5 million and $40.7 million at June 30, 2023 and March 31, 2023, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the three months ended June 30, 2023 was $0.1 million with an effective tax rate of 22.3%. The deferred tax benefit recorded during the three months ended June 30, 2022 was $0.7 million with an effective tax rate of 24.1%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at June 30, 2023 or March 31, 2023.

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

Inventories consist of the following at the dates indicated:

	June 30, 2023	March 31, 2023
	(in thousands)
Propane	$64,308	$46,910
Butane	51,837	18,384
Crude oil	47,114	49,586
Biodiesel	14,075	19,778
Ethanol	1,862	3
Diesel	1,312	2,536
Other	5,130	5,410
Total	$185,638	$142,607

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

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	June 30, 2023	March 31, 2023
			(in thousands)
Water services and land company	Water Solutions	50%	$14,494	$15,036
Water services and land company	Water Solutions	10%	3,061	3,511
Water services and land company	Water Solutions	50%	2,089	2,071
Aircraft company (1)	Corporate and Other	50%	253	308
Natural gas liquids terminal company	Liquids Logistics	50%	152	164
Total			$20,049	$21,090

(1)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	June 30, 2023	March 31, 2023
	(in thousands)
Linefill (1)	$37,861	$37,861
Loan receivable (2)	10,308	8,592
Minimum shipping fees - pipeline commitments (3)	3,560	4,628
Other	5,700	6,896
Total	$57,429	$57,977

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At June 30, 2023 and March 31, 2023, linefill consisted of 502,686 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, related to the sale of certain saltwater disposal assets (see Note 15).
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 7). At June 30, 2023, the deficiency credit was $7.8 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	June 30, 2023	March 31, 2023
	(in thousands)
Accrued interest	$77,736	$49,362
Accrued compensation and benefits	14,673	27,013
Excise and other tax liabilities	12,897	11,777
Derivative liabilities	12,874	14,752
Product exchange liabilities	7,515	4,047
Other	33,713	26,665
Total	$159,408	$133,616

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date from December 31, 2022 to December 31, 2024 and left all other provisions of ASU 2020-04 unchanged. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with the SOFR (as defined herein) benchmark (as discussed further in Note 6). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Weighted average common units outstanding during the period:
Common units - Basic	131,927,343	130,695,970
Common units - Diluted	131,927,343	130,695,970

For the three months ended June 30, 2023 and 2022, respectively, all potential common units or convertible securities were considered antidilutive.

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands, except per unit amounts)
Net income	$19,563	$23,106
Less: Net income attributable to noncontrolling interests	(262)	(245)
Net income attributable to NGL Energy Partners LP	19,301	22,861
Less: Distributions to preferred unitholders (1)	(33,797)	(27,545)
Less: Net loss allocated to GP (2)	14	5
Net loss allocated to common unitholders	$(14,482)	$(4,679)
Basic and diluted loss per common unit	$(0.11)	$(0.04)

(1)    Includes cumulative distributions for the three months ended June 30, 2023 and 2022 which were earned but not declared or paid (see Note 8 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			June 30, 2023	March 31, 2023
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$161,018	$160,939
Pipeline and related facilities	30	-	40	265,254	265,253
Vehicles and railcars (1)	3	-	25	92,234	92,640
Water treatment facilities and equipment	3	-	30	2,037,277	2,040,792
Crude oil tanks and related equipment	2	-	30	222,611	221,881
Information technology equipment	3	-	7	36,448	35,884
Buildings and leasehold improvements	3	-	40	127,301	130,119
Land				88,074	89,474
Tank bottoms and linefill (2)				35,077	40,001
Other	3	-	20	10,870	10,908
Construction in progress				41,981	33,673
Gross property, plant and equipment				3,118,145	3,121,564
Accumulated depreciation				(921,300)	(898,184)
Net property, plant and equipment				$2,196,845	$2,223,380

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

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Depreciation expense	$49,644	$47,051
Capitalized interest expense	$302	$249

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the period indicated:

Three Months Ended June 30, 2023
(in thousands)
Water Solutions	$11,327
Crude Oil Logistics	800
Liquids Logistics	(811)
Total	$11,316

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		June 30, 2023			March 31, 2023
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	18.8	$1,196,468	$(506,390)	$690,078	$1,196,468	$(492,002)	$704,466
Customer commitments	21.0	192,000	(30,720)	161,280	192,000	(28,800)	163,200
Pipeline capacity rights	20.4	7,799	(2,492)	5,307	7,799	(2,427)	5,372
Rights-of-way and easements	30.6	95,000	(15,905)	79,095	94,875	(15,138)	79,737
Water rights	16.2	99,869	(27,965)	71,904	99,869	(26,453)	73,416
Executory contracts and other agreements	23.7	21,996	(5,806)	16,190	21,570	(5,037)	16,533
Non-compete agreements	—	—	—	—	1,100	(1,082)	18
Debt issuance costs (1)	2.7	26,001	(11,335)	14,666	25,592	(9,921)	15,671
Total amortizable		1,639,133	(600,613)	1,038,520	1,639,273	(580,860)	1,058,413
Non-amortizable:
Trade names		255		255	255		255
Total		$1,639,388	$(600,613)	$1,038,775	$1,639,528	$(580,860)	$1,058,668

(1)    Includes debt issuance costs related to the ABL Facility. Debt issuance costs related to the fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

Amortization expense is as follows for the periods indicated:

	Three Months Ended June 30,
Recorded In	2023	2022
	(in thousands)
Depreciation and amortization	$19,335	$19,609
Cost of sales	65	68
Interest expense	1,414	1,163
Operating expenses	62	62
Total	$20,876	$20,902

The following table summarizes expected amortization of our intangible assets at June 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (nine months)	$56,343
2025	68,838
2026	65,626
2027	60,128
2028	57,275
2029	55,324
Thereafter	674,986
Total	$1,038,520

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	June 30, 2023			March 31, 2023
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(23,714)	$2,026,286	$2,050,000	$(26,009)	$2,023,991
Asset-based revolving credit facility (“ABL Facility”)	180,000		180,000	138,000		138,000
Senior unsecured notes:
6.125% Notes due 2025 (“2025 Notes”)	280,745	(1,036)	279,709	380,020	(1,612)	378,408
7.500% Notes due 2026 (“2026 Notes”)	319,902	(2,290)	317,612	319,902	(2,496)	317,406
Long-term debt	$2,830,647	$(27,040)	$2,803,607	$2,887,922	$(30,117)	$2,857,805

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

2026 Senior Secured Notes

The 2026 Senior Secured Notes bear interest at 7.5%, which is payable on February 1 and August 1 of each year. The 2026 Senior Secured Notes mature on February 1, 2026. The 2026 Senior Secured Notes were issued pursuant to an indenture dated February 4, 2021 (the “Indenture”).

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

We have the option to redeem all or a portion of the 2026 Senior Secured Notes at any time at fixed redemption prices contained within the Indenture. If we experience certain kinds of change of control triggering events, we will be required to offer to repurchase the 2026 Senior Secured Notes at 101% of the aggregate principal amount of the 2026 Senior Secured Notes repurchased plus accrued and unpaid interest on the 2026 Senior Secured Notes repurchased to, but not including, the date of purchase.

Compliance

At June 30, 2023, we were in compliance with the covenants under the Indenture.

ABL Facility

The ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. Total commitments under the ABL Facility are $600.0 million and the sub-limit for letters of credit is $250.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At June 30, 2023, $180.0 million had been borrowed under the ABL Facility and we had

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

letters of credit outstanding of approximately $141.7 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

At June 30, 2023, the borrowings under the ABL Facility had a weighted average interest rate of 8.28% calculated as the prime rate of 8.25% plus a margin of 1.50% on the alternate base borrowings and the weighted average secured overnight financing rate (“SOFR”) of 5.22% plus a margin of 2.50% on the SOFR borrowings. On June 30, 2023, the interest rate in effect on letters of credit was 2.50%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At June 30, 2023, no Cash Dominion Event had occurred.

Compliance

At June 30, 2023, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2025 Notes, which mature on March 1, 2025 and the 2026 Notes, which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the period indicated:

Three Months Ended June 30, 2023
(in thousands)
2025 Notes
Notes repurchased	$99,275
Cash paid (excluding payments of accrued interest)	$91,982
Gain on early extinguishment of debt (1)	$6,906

(1)    Gain on early extinguishment of debt for the 2025 Notes during the three months ended June 30, 2023 is inclusive of the write-off of debt issuance costs of $0.4 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Redemption Rights

We currently have the right to redeem all or a portion of the outstanding 2025 Notes at 100% of the principal amount plus accrued and unpaid interest. As of April 15, 2024, we will have the right to redeem all or a portion of the outstanding 2026 Notes at 100% of the principal amount plus accrued and unpaid interest.

Compliance

At June 30, 2023, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at June 30, 2023:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Total
	(in thousands)
2024 (nine months)	$—	$—	$—	$—
2025	—	—	280,745	280,745
2026	2,050,000	180,000	—	2,230,000
2027	—	—	319,902	319,902
Total	$2,050,000	$180,000	$600,647	$2,830,647

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.7 million and $3.0 million during the three months ended June 30, 2023 and 2022, respectively.

The following table summarizes expected amortization of debt issuance costs at June 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (nine months)	$7,967
2025	10,570
2026	8,471
2027	32
Total	$27,040

Note 7—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (the “December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The re-trial of the quantum meruit claim was conducted in Delaware state court from February 6, 2023 through February 15, 2023 and resulted in the jury returning a verdict consisting of an award of $36.0 million subject to statutory interest and costs, as applicable, which through June 30, 2023, equals approximately $21.0 million. The GP and the Partnership contend that the jury verdict is not supportable by controlling law or the evidentiary record; and on July 28, 2023, filed their notice of appeal to the Delaware Supreme Court which raises various issues relating to the quantum meruit verdict, including but not limited to, certain written orders and oral evidentiary and other rulings made prior to and during the February 2023 remand trial. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our GP once all information is available to it and after any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of June 30, 2023, we have accrued approximately $4.0 million related to this matter, of which approximately $1.5 million represents interest accrued through June 30, 2023.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Partnership is a party defendant to a purported class action complaint filed in the federal court in the Northern District of Oklahoma styled Gary R. Underwood, Successor Trustee for the James L. Price Revocable Living Trust, on behalf of the Trust and all others similarly situated v. NGL Energy Partners LP, Case No. 4:21-cv-00135-CVE-SH. This case seeks class certification on behalf of owners who allege the Partnership’s Crude Oil Logistics group violated Oklahoma’s Production Revenue Standards Act when it failed to include statutory interest on proceeds payments it made to certain mineral owners and to state unclaimed property divisions for oil purchased from certain Oklahoma wells. A substantial portion of the statutory interest claimed to be owed in the lawsuit related to suspended proceeds we inherited from our predecessors and remitted to various state unclaimed property divisions in 2016. With no admission of liability or wrongdoing, but only to avoid the expense and uncertainty of future litigation, the Partnership entered into a settlement agreement in this case to resolve all claims made against it by the plaintiff and the proposed class. We have agreed to pay the sum of approximately $8.4 million to the plaintiff and the proposed class. On April 3, 2023, we paid this money into escrow. During the final fairness hearing on June 15, 2023, the settlement agreement was approved by the court and an order granting final approval of the class action settlement was entered into record.

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

Environmental Matters

At June 30, 2023, we have an environmental liability, measured on an undiscounted basis, of $1.4 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our business, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our business.

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

The following table summarizes changes in our asset retirement obligation, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Balance at March 31, 2023	$35,163
Liabilities incurred	761
Liabilities associated with disposed assets (1)	(202)
Liabilities settled	(218)
Accretion expense	956
Balance at June 30, 2023	$36,460

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Pipeline Capacity Agreement

We have a noncancellable agreement with a crude oil pipeline operator, which guarantees us minimum monthly shipping capacity on the pipeline. As a result, we are required to pay the minimum shipping fees if actual shipments are less than our allotted capacity. Under this agreement, we have the ability to recover minimum shipping fees previously paid if our shipping volumes exceed the minimum monthly shipping commitment during each month remaining under the agreement, and this agreement allows us to continue shipping up to six months after the maturity date of the contract in order to recapture previously paid minimum shipping delinquency fees. We currently have an asset recorded in prepaid expenses and other current assets and in other noncurrent assets in our unaudited condensed consolidated balance sheet for minimum shipping fees paid in both the current and previous periods that are expected to be recovered in future periods by exceeding the minimum monthly volumes (see Note 2).

The following table summarizes future minimum throughput payments under this agreement at June 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (nine months)	$20,179
2025	26,784
Total	$46,963

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

At June 30, 2023, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
2024 (nine months)	$118,567	1,770	$56,497	62,971
2025	—	—	4,225	5,502
2026	—	—	4,464	6,510
2027	—	—	2,963	4,284
Total	$118,567	1,770	$68,149	79,267

Index-Price Commodity Purchase Commitments:
2024 (nine months)	$3,498,572	51,552	$626,651	834,342
2025	1,858,904	28,498	10,131	12,660
2026	620,681	10,410	—	—
Total	$5,978,157	90,460	$636,782	847,002

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2023, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
2024 (nine months)	$120,705	1,788	$147,824	146,561
2025	—	—	7,666	9,044
2026	—	—	4,377	5,660
2027	—	—	2,783	3,846
2028	—	—	51	60
Total	$120,705	1,788	$162,701	165,171

Index-Price Commodity Sale Commitments:
2024 (nine months)	$2,917,130	41,781	$547,765	618,036
2025	1,150,483	16,950	18,348	19,805
2026	25,775	390	—	—
Total	$4,093,388	59,121	$566,113	637,841

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 9 and represent $20.3 million of our prepaid expenses and other current assets and $13.0 million of our accrued expenses and other payables at June 30, 2023.

Other Commitments

We have noncancellable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at June 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (nine months)	$12,895
2025	3,712
2026	1,374
2027	1,365
2028	1,319
2029	1,252
Thereafter	3,273
Total	$25,190

Note 8—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At June 30, 2023, we owned 8.69% of our GP.

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

Class B Preferred Units

As of June 30, 2023, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.55% for the quarter ended June 30, 2023) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), and the rules implementing the LIBOR Act. For the quarter ended June 30, 2023, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for June 30, 2023 is $0.7974 and the cumulative distribution since suspension for each Class B Preferred Unit is $6.2003. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of June 30, 2023 is $86.4 million.

Class C Preferred Units

As of June 30, 2023, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended June 30, 2023, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for June 30, 2023 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $6.0157. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of June 30, 2023 is $12.0 million.

On and after April 15, 2024, distributions on the Class C Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the amended and restated limited partnership agreement (the “Partnership Agreement”)) plus a spread of 7.384%.

Class D Preferred Units

As of June 30, 2023, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The following table summarizes the outstanding warrants at June 30, 2023:

Issuance Date and Description	Number of Warrants	Exercise Price
July 2, 2019
Premium warrants	10,000,000	$17.45
Par warrants	7,000,000	$14.54
October 31, 2019
Premium warrants	5,000,000	$16.28
Par warrants	3,500,000	$13.56

All outstanding warrants are currently exercisable and any unexercised warrants will expire on the tenth anniversary of the date of issuance. The warrants will not participate in cash distributions.

The current distribution rate for the Class D Preferred Units is 10.00% (equal to $100.00 per every $1,000 in unit value per year), and includes an additional 0.50% rate increase due to a Class D distribution payment default, as defined within the

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Partnership Agreement. For the quarter ended June 30, 2023, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at June 30, 2023 is $27.31 and the average cumulative distribution since suspension for each Class D Preferred unit is $279.65. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of June 30, 2023 is $188.0 million.

On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the Partnership Agreement) plus a spread of 7.00% (“Class D Variable Rate,” as defined in the Partnership Agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

Total Preferred Unit Distributions in Arrears

The total preferred unit distributions in arrears for all classes of preferred units are $286.4 million as of June 30, 2023.

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

The following table summarizes the Service Award activity during the three months ended June 30, 2023:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2023	627,975	$2.15
Units forfeited	(3,250)	$2.15
Unvested Service Award units at June 30, 2023	624,725	$2.15

As the LTIP expired on May 10, 2021, we had no common units available for grant during the three months ended June 30, 2023.

As of June 30, 2023, there are 624,725 unvested Service Awards which are expected to vest on November 15, 2023. Also, any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

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

During the three months ended June 30, 2023 and 2022, we recorded compensation expense related to Service Awards of $0.5 million and $0.5 million, respectively.

For the unvested Service Awards at June 30, 2023, we had estimated future expense of $0.7 million which we expect to record by November 15, 2023.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2023		March 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$60,126	$(8,061)	$63,553	$(6,043)
Level 2 measurements	30,674	(16,023)	25,128	(15,827)
	90,800	(24,084)	88,681	(21,870)

Netting of counterparty contracts (1)	(11,075)	11,075	(6,670)	6,670
Net cash collateral held	(45,800)	(865)	(47,686)	(114)
Commodity derivatives	$33,925	$(13,874)	$34,325	$(15,314)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	June 30, 2023	March 31, 2023
	(in thousands)
Prepaid expenses and other current assets	$31,653	$33,875
Other noncurrent assets	2,272	450
Accrued expenses and other payables	(12,874)	(14,752)
Other noncurrent liabilities	(1,000)	(562)
Net commodity derivative asset	$20,051	$19,011

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At June 30, 2023:
Crude oil fixed-price (1)	July 2023–March 2024	1,024	$43,852
Propane fixed-price (1)	July 2023–March 2025	24,709	(4,652)
Refined products fixed-price (1)	July 2023–December 2024	(548)	3,221
Butane fixed-price (1)	July 2023–April 2024	(15,466)	11,180
Other	July 2023–September 2024		13,115
			66,716
Net cash collateral held			(46,665)
Net commodity derivative asset			$20,051

At March 31, 2023:
Crude oil fixed-price (1)	April 2023–March 2024	1,069	$52,613
Propane fixed-price (1)	April 2023–March 2025	(320)	(4,047)
Refined products fixed-price (1)	April 2023–July 2024	(429)	4,468
Butane fixed-price (1)	April 2023–March 2024	(830)	3,485
Other	April 2023–September 2024		10,292
			66,811
Net cash collateral held			(47,800)
Net commodity derivative asset			$19,011

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended June 30, 2023 and 2022, we recorded net gains of $12.9 million and net losses of $41.1 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At June 30, 2023, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At June 30, 2023, we had $180.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 8.28%.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.55% for the quarter ended June 30, 2023) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% in accordance with the LIBOR Act and the rules implementing the LIBOR Act.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On and after April 15, 2024, distributions on the Class C Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the Partnership Agreement) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the Partnership Agreement) plus the Class D Variable Rate. Each Class D Variable Rate election shall be effective for at least four quarters following such election.

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at June 30, 2023 (in thousands):

2026 Senior Secured Notes	$2,014,125
2025 Notes	$269,866
2026 Notes	$300,601

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

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$148,024	$120,309
Sale of recovered crude oil	23,017	38,449
Sale of water	4,441	5,808
Other service revenues	5,667	1,513
Non-Topic 606 revenues	153	—
Total Water Solutions revenues	181,302	166,079
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	450,128	847,776
Crude oil transportation and other	12,046	20,595
Non-Topic 606 revenues	2,378	1,859
Elimination of intersegment sales	(162)	(4,859)
Total Crude Oil Logistics revenues	464,390	865,371
Liquids Logistics:
Topic 606 revenues
Refined products sales	578,039	748,679
Propane sales	111,686	221,795
Butane sales	70,158	200,476
Other product sales	79,841	154,642
Service revenues	1,319	2,982
Non-Topic 606 revenues	129,369	137,359
Total Liquids Logistics revenues	970,412	1,465,933
Total revenues	$1,616,104	$2,497,383

During the three months ended June 30, 2023 and 2022, our Liquids Logistics revenues included $19.6 million and $41.8 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 5 and Note 6) and operating income (loss) by segment for the periods indicated.

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Depreciation and Amortization:
Water Solutions	$54,485	$49,910
Crude Oil Logistics	9,746	11,754
Liquids Logistics	3,279	3,449
Corporate and Other	5,700	5,855
Total	$73,210	$70,968

Operating Income (Loss):
Water Solutions	$69,331	$53,605
Crude Oil Logistics	17,007	18,989
Liquids Logistics	7,831	26,640
Corporate and Other	(22,149)	(11,971)
Total	$72,020	$87,263

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Water Solutions	$38,956	$40,835
Crude Oil Logistics	974	4,133
Liquids Logistics	4,093	1,386
Corporate and Other	69	367
Total	$44,092	$46,721

The following tables summarize long-lived assets, net (consisting of property, plant and equipment, intangible assets, operating lease right-of-use assets and goodwill) and total assets by segment at the dates indicated:

	June 30, 2023	March 31, 2023
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,780,759	$2,810,534
Crude Oil Logistics	857,046	870,999
Liquids Logistics (1)	371,060	363,736
Corporate and Other	36,446	39,363
Total	$4,045,311	$4,084,632

(1)    Includes $10.8 million and $12.5 million of non-US long-lived assets at June 30, 2023 and March 31, 2023, respectively.

	June 30, 2023	March 31, 2023
	(in thousands)
Total assets:
Water Solutions	$2,980,133	$3,009,869
Crude Oil Logistics	1,520,425	1,616,953
Liquids Logistics (1)	758,581	774,221
Corporate and Other	46,515	55,101
Total	$5,305,654	$5,456,144

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)    Includes $31.3 million and $32.3 million of non-US total assets at June 30, 2023 and March 31, 2023, respectively.

Note 11—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Purchases from equity method investees	$486	$498
Purchases from entities affiliated with management	$100	$—

Accounts receivable from affiliates consist of the following at the dates indicated:

	June 30, 2023	March 31, 2023
	(in thousands)
NGL Energy Holdings LLC	$11,868	$11,688
Equity method investees	968	673
Entities affiliated with management	—	1
Total	$12,836	$12,362

Accounts payable to affiliates consist of the following at the dates indicated:

	June 30, 2023	March 31, 2023
	(in thousands)
Equity method investees	$54	$64
Entities affiliated with management	1	1
Total	$55	$65

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan. As of June 30, 2023, the outstanding balance of the loan is approximately $2.2 million. Payments are made monthly, reducing the outstanding balance, and the loan matures in September 2023. As the guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of June 30, 2023, no accrual has been recorded related to this guarantee.

Note 12—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of June 30, 2023.

The majority of our revenue agreements are in the scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 10 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $1.7 million of net gains related to changes in the mark-to-market value of these contracts recorded during the three months ended June 30, 2023.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at June 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (nine months)	$88,981
2025	92,003
2026	26,893
2027	10,630
2028	1,271
2029	457
Thereafter	346
Total	$220,581

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	June 30, 2023	March 31, 2023
	(in thousands)
Accounts receivable from contracts with customers	$353,891	$425,760
Contract assets (current)	$—	$10,050

Contract liabilities balance at March 31, 2023	$14,520
Payment received and deferred	8,396
Payment recognized in revenue	(4,146)
Contract liabilities balance at June 30, 2023	$18,770

Note 13—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Operating lease cost (1)	$12,112	$13,678
Variable lease cost (1)	7,726	7,028
Short-term lease cost (1)	40	94
Finance lease cost
Amortization of right-of-use asset (2)	1	—
Interest on lease obligation (3)	3	—
Total lease cost	$19,882	$20,800

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes maturities of our lease obligations at June 30, 2023 (in thousands):

	Operating	Finance
Fiscal Year Ending March 31,	Leases	Lease (1)
2024 (nine months)	$32,999	$21
2025	30,970	28
2026	18,204	28
2027	12,188	28
2028	9,711	10
2029	4,908	—
Thereafter	21,855	—
Total lease payments	130,835	115
Less imputed interest	(31,135)	(27)
Total lease obligations	$99,700	$88

(1)    At June 30, 2023, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities.

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$12,135	$13,031
Operating cash outflows from finance lease	$3	$—
Financing cash outflows from finance lease	$4	$—

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$17,337	$5,920

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended June 30, 2023 and 2022, fixed rental revenue was $4.4 million, which includes $1.1 million of sublease revenue, and $3.5 million, which includes $0.2 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancellable operating lease agreements at June 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (nine months)	$9,686
2025	9,398
2026	9,369
2027	8,049
2028	5,040
2029	745
Total	$42,287

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2023	$1,964	$48
Change in provision for expected credit losses	(43)	34
Write-offs charged against the provision	(33)	—
Balance at June 30, 2023	$1,888	$82

Note 15—Other Matters

Sale of Certain Saltwater Disposal Assets

On June 21, 2023, we sold certain saltwater disposal assets in the Eagle Ford Basin to a third-party for total consideration of $3.0 million, of which $0.05 million was in cash and $2.95 million was a loan receivable. Interest on the loan receivable is based on the prime rate and is due monthly beginning on August 1, 2023. The loan receivable matures on December 31, 2025. We recorded a loss of $5.4 million within gain on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2023.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Water Solutions segment have not been classified as discontinued operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months ended June 30, 2023. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 31, 2023.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At June 30, 2023, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Global Pandemic, Ukraine War and Market Update

Since March 2020, and throughout the last three years, global markets and commodity prices have been extremely volatile due to the impacts from the COVID-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022. While we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still volatility that we expect to continue at least for the near-term and possibly longer, due to the uncertainty of the pandemic, the war in Ukraine and the result of any economic recession or depression that has occurred or may occur in the future. This volatility could negatively impact future prices for crude oil, natural gas, petroleum products and industrial products.

In addition, if we see a continuation or acceleration of fiscal year 2023’s inflationary conditions, rising interest rates, supply chain disruptions and tight labor markets, then we may also see higher costs of operating our assets and executing on our capital projects in fiscal year 2024. During fiscal year 2023, the war in Ukraine may have amplified inflation and supply chain constraints complicating the rebound of the global economy after the COVID-19 pandemic. In an effort to curb inflation, the U.S. Federal Reserve raised interest rates during fiscal year 2023, in May 2023 and most recently on July 26, 2023. The U.S. Federal Reserve may implement additional increases in fiscal year 2024, which will increase the cost of our ABL Facility (as defined herein). On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our contracts, should help to counterbalance the impact of inflation on our costs.

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

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Revenues	$1,616,104	$2,497,383
Cost of sales	1,379,329	2,255,011
Operating expenses	76,681	71,860
General and administrative expense	20,291	16,757
Depreciation and amortization	68,979	66,660
Gain on disposal or impairment of assets, net	(1,196)	(168)
Operating income	72,020	87,263
Equity in earnings of unconsolidated entities	91	674
Interest expense	(59,522)	(67,311)
Gain on early extinguishment of liabilities, net	6,808	1,662
Other income, net	306	646
Income before income taxes	19,703	22,934
Income tax (expense) benefit	(140)	172
Net income	19,563	23,106
Less: Net income attributable to noncontrolling interests	(262)	(245)
Net income attributable to NGL Energy Partners LP	$19,301	$22,861

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to commodity price volatility, acquisitions, dispositions and other transactions. Our results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2024.

Recent Developments

Repurchases of Senior Unsecured Notes

During the three months ended June 30, 2023, we repurchased $99.3 million of the 6.125% senior unsecured notes due 2025 (“2025 Notes”) (see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Acquisitions and Dispositions

The following transactions impacted the comparability of our results of operations between our current and prior fiscal years.

On June 21, 2023, we sold certain saltwater disposal assets in the Eagle Ford Basin (see Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

As previously reported, on March 30, 2023, we sold our crude marine assets and on March 31, 2023, we sold certain saltwater disposal assets in the Midland Basin.

Segment Operating Results for the Three Months Ended June 30, 2023 and 2022

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$142,952	$113,883	$29,069
Sale of recovered crude oil	23,017	38,449	(15,432)
Recycled water	4,220	4,410	(190)
Other revenues	11,113	9,337	1,776
Total revenues	181,302	166,079	15,223
Expenses:
Cost of sales-excluding impact of derivatives	2,569	4,818	(2,249)
Derivative loss	—	5,407	(5,407)
Operating expenses	55,082	48,197	6,885
General and administrative expenses	1,178	3,263	(2,085)
Depreciation and amortization expense	54,423	49,848	4,575
(Gain) loss on disposal or impairment of assets, net	(1,281)	941	(2,222)
Total expenses	111,971	112,474	(503)
Segment operating income	$69,331	$53,605	$15,726

Produced water processed (barrels per day)
Delaware Basin	2,153,059	1,887,230	265,829
Eagle Ford Basin	132,934	98,513	34,421
DJ Basin	169,494	150,329	19,165
Other Basins	2,978	17,886	(14,908)
Total	2,458,465	2,153,958	304,507
Recycled water (barrels per day)	99,436	136,925	(37,489)
Total (barrels per day)	2,557,901	2,290,883	267,018
Skim oil sold (barrels per day) (1)	3,710	3,957	(247)
Service fees for produced water processed ($/barrel) (2)	$0.64	$0.58	$0.06
Recovered crude oil for produced water processed ($/barrel) (2)	$0.10	$0.20	$(0.10)
Operating expenses for produced water processed ($/barrel) (2)	$0.25	$0.25	$—

(1)    As of June 30, 2023, approximately 53,000 barrels of skim oil were stored and we expect that they will be sold during the second quarter of fiscal year 2024.
(2)    Total produced water barrels processed during the three months ended June 30, 2023 and 2022 were 223,720,295 and 196,010,195, respectively.

Water Disposal Service Fee Revenues. The increase was primarily due to an increase in produced water volumes processed from contracted customers mainly in the Delaware Basin and increased fees in new contracts entered into during fiscal year 2023. Also, higher fees charged for interruptible spot volumes contributed to the increase. In addition, there was an increase in payments made by certain producers for committed volumes not delivered. Service fees for produced water processed ($/barrel) also benefited from these deficiency payments.

Recovered Crude Oil Revenues. The decrease was due primarily to lower realized crude oil prices received from the sale of skim oil barrels and lower skim oil volumes per barrel of produced water processed. While the amount of skim oil recovered was in line with historical averages, a certain amount of skim oil barrels was stored due to tighter pipeline specifications which reduced the amount of skim oil sold during the quarter. We expect to sell both stored and ongoing production of skim oil during the second quarter of fiscal year 2024.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to lower recycled water volumes related to timing of water to be used in completions, partially offset by higher pricing for recycled water.

Other Revenues. Other revenues primarily include brackish non-potable water revenues, water pipeline revenues, land surface use revenues, solids disposal revenues and reimbursements from construction projects. The increase was due primarily to higher land surface use revenues and higher reimbursements from construction projects partially offset by lower sales of brackish non-potable water related to the timing of our customers transitioning from brackish non-potable water to recycled water and lower water pipeline revenues.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchases of brackish non-potable water from third-parties to meet customer needs due to the termination of a joint marketing agreement.

Derivative Loss. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended June 30, 2023, we had no derivative activity. During the three months ended June 30, 2022, we had $0.1 million of net unrealized gains on derivatives and $5.5 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher operating expenses due to increased produced water volumes processed, partially offset by lower legal and overhead costs.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure partially offset by certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2023 and three months ended June 30, 2023.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2023, we recorded a net gain of $5.0 million primarily related to the sale of certain assets and a net loss of $3.8 million related to the abandonment of certain capital projects and the retirement of certain assets. During the three months ended June 30, 2022, we recorded a loss of $0.5 million related to the sale of certain assets as part of the termination of a joint marketing agreement and a net loss of $0.5 million primarily related to the abandonment of certain capital projects and the sale and retirement of certain other miscellaneous assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$450,128	$847,776	$(397,648)
Crude oil transportation and other	14,424	22,454	(8,030)
Total revenues (1)	464,552	870,230	(405,678)
Expenses:
Cost of sales-excluding impact of derivatives	432,681	801,362	(368,681)
Derivative (gain) loss	(7,220)	25,867	(33,087)
Operating expenses	10,463	12,188	(1,725)
General and administrative expenses	979	1,330	(351)
Depreciation and amortization expense	9,746	11,754	(2,008)
Loss (gain) on disposal or impairment of assets, net	896	(1,260)	2,156
Total expenses	447,545	851,241	(403,696)
Segment operating income	$17,007	$18,989	$(1,982)

Crude oil sold (barrels)	6,007	7,634	(1,627)
Crude oil transported on owned pipelines (barrels)	6,563	7,170	(607)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	2,250	1,501	749
Crude oil inventory (barrels) (2)	685	855	(170)
Crude oil sold ($/barrel)	$74.934	$111.053	$(36.119)
Cost per crude oil sold ($/barrel) (3)	$72.029	$104.973	$(32.944)
Crude oil product margin ($/barrel) (3)	$2.905	$6.080	$(3.175)

(1)    Revenues include $0.2 million and $4.9 million of intersegment sales during the three months ended June 30, 2023 and 2022, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of June 30, 2023 and June 30, 2022, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases were due primarily to a decrease in crude oil prices during the three months ended June 30, 2023, compared to the three months ended June 30, 2022 and lower sales volumes due to an increase in buy/sell transactions during the three months ended June 30, 2023. Buy/sell transactions are transactions in which we purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

Also, during the three months ended June 30, 2023, physical volumes on the Grand Mesa Pipeline averaged approximately 72,000 barrels per day, compared to approximately 79,000 barrels per day during the three months ended June 30, 2022. Lower demand for heavier crude oil grades, and the resulting lower crude oil prices, resulted in decreased production in the DJ Basin and consequently, lower contracted volumes shipped on Grand Mesa.

Margins from the sale of crude oil decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to the sale of higher priced inventory into a market in which prices are declining. In addition, the lower crude oil prices resulted in lower contracted rates with certain producers, compared to the prior year when the contracted rates were higher due to the higher crude oil prices. We also realized lower contract differentials on certain other sales contracts. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative (Gain) Loss. Our cost of sales during the three months ended June 30, 2023 included $12.4 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $5.2 million of net unrealized losses on derivatives. The amounts for the three months ended June 30, 2023 included net realized gains of $8.7 million and net unrealized losses of $5.2 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the three months ended June 30, 2022 included $76.9 million of net realized losses on derivatives, driven by increasing crude oil prices, partially offset by $51.0 million of net unrealized gains on derivatives. The amounts for the three months ended June 30, 2022 included net realized losses of $46.3 million and net unrealized gains of $29.5 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to the sale of our marine assets on March 30, 2023.

Operating and General and Administrative Expenses. The decrease was primarily related to the sale of our marine assets on March 30, 2023. Additionally, the June 30, 2023 quarter benefited from lower expenses due to the fulfillment of contractual commercial credits provided to customers, and the completion of the renegotiation of certain leases, both of which occurred during the second half of the prior fiscal year.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our marine assets on March 30, 2023.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2023, we recorded a net loss of $0.9 million primarily due to a loss on the sale of linefill. During the three months ended June 30, 2022, we recorded a net gain of $1.3 million primarily due to the sale of land, which was previously used by our trucking business, and the sale of certain other equipment, offset by the write-off of equipment and software previously utilized by, but not sold with our trucking business.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$578,039	$748,679	$(170,640)
Cost of sales-excluding impact of derivatives	565,180	738,074	(172,894)
Derivative loss	111	1,052	(941)
Product margin	12,748	9,553	3,195

Propane sales:
Revenues	112,250	222,574	(110,324)
Cost of sales-excluding impact of derivatives	110,484	212,289	(101,805)
Derivative gain	(2,109)	(1,932)	(177)
Product margin	3,875	12,217	(8,342)

Butane sales:
Revenues	70,240	200,594	(130,354)
Cost of sales-excluding impact of derivatives	74,060	200,219	(126,159)
Derivative gain	(6,487)	(8,132)	1,645
Product margin	2,667	8,507	(5,840)

Other product sales:
Revenues-excluding impact of derivatives	205,791	295,006	(89,215)
Cost of sales-excluding impact of derivatives	205,451	266,752	(61,301)
Derivative (gain) loss	(1,399)	18,805	(20,204)
Product margin	1,739	9,449	(7,710)

Service revenues:
Revenues	2,399	4,138	(1,739)
Cost of sales	263	347	(84)
Product margin	2,136	3,791	(1,655)

Expenses:
Operating expenses	11,136	11,475	(339)
General and administrative expenses	1,795	2,021	(226)
Depreciation and amortization expense	3,214	3,381	(167)
Gain on disposal or impairment of assets, net	(811)	—	(811)
Total expenses	15,334	16,877	(1,543)
Segment operating income	$7,831	$26,640	$(18,809)

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	158,124	167,559	(9,435)

Refined products sold (gallons)	220,087	188,626	31,461
Refined products sold ($/gallon)	$2.626	$3.969	$(1.343)
Cost per refined products sold ($/gallon) (2)	$2.568	$3.913	$(1.345)
Refined products product margin ($/gallon) (2)	$0.058	$0.056	$0.002
Refined products inventory (gallons) (1)	504	1,110	(606)

Propane sold (gallons)	139,753	164,844	(25,091)
Propane sold ($/gallon)	$0.803	$1.350	$(0.547)
Cost per propane sold ($/gallon) (2)	$0.791	$1.288	$(0.497)
Propane product margin ($/gallon) (2)	$0.012	$0.062	$(0.050)
Propane inventory (gallons) (1)	87,423	63,862	23,561

Butane sold (gallons)	78,489	120,525	(42,036)
Butane sold ($/gallon)	$0.895	$1.664	$(0.769)
Cost per butane sold ($/gallon) (2)	$0.944	$1.661	$(0.717)
Butane product (loss) margin ($/gallon) (2)	$(0.049)	$0.003	$(0.052)
Butane inventory (gallons) (1)	69,632	49,547	20,085

Other products sold (gallons)	91,099	93,637	(2,538)
Other products sold ($/gallon)	$2.259	$3.151	$(0.892)
Cost per other products sold ($/gallon) (2)	$2.255	$2.849	$(0.594)
Other products product margin ($/gallon) (2)	$0.004	$0.302	$(0.298)
Other products inventory (gallons) (1)	12,452	28,187	(15,735)

(1)    Information is presented as of June 30, 2023 and June 30, 2022, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, during the three months ended June 30, 2023 were due to a decrease in refined products prices. This was partially offset by an increase in new supply and sales contracts.

Refined Products product margins, excluding the impact of derivatives, increased during the three months ended June 30, 2023 due to continued higher demand in several markets that were experiencing tighter supply in April and May 2023. Supply issues were resolved toward the end of May 2023 resulting in an increase in supply, resulting in lower product margins.

Refined Products Derivative Loss. Our Refined Products product margin during the three months ended June 30, 2023 included a realized loss of $0.1 million and the three months ended June 30, 2022 included a realized loss of $1.1 million.

Propane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to significantly lower propane market prices during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Propane volumes decreased during the three months ended June 30, 2023 as contracted volumes in the Northeast were pulled later in the season due to the warmer heating season and those volumes carried our customers through the spring months, as well as idling other lower performing terminals.

Propane product margins, excluding the impact of derivatives, decreased as propane prices declined steadily during the quarter resulting in us selling higher priced inventory into a declining market. We expect these losses to be offset during the heating season when customers take delivery on their fixed price contracts. Margins during the prior year quarter benefited from the value of inventory being reduced to its lower of cost or net realizable value as of March 31, 2022.

Propane Derivative Gain. Our wholesale cost of propane sales during the three months ended June 30, 2023 included net unrealized gains of $2.3 million on derivatives and $0.2 million of net realized losses on derivatives. Our wholesale cost of propane sales during the three months ended June 30, 2022 included less than $0.1 million of net unrealized gains on derivatives and $1.9 million of net realized gains on derivatives.

Butane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices and lower volumes as a result of weaker spot demand for the product and a weak exports market. In addition, volumes declined due to a change in strategy by a significant customer.

Butane product margins, excluding the impact of derivatives, decreased during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 due to the declining prices, lower export demand, increased freight charges due to higher fuel surcharges and lower railcar utilization. Volumes decreased due to reduced export demands for butane. Margins during the three months ended June 30, 2023 were decreased due to a lower of cost or net realizable value adjustment of $5.4 million.

Butane Derivative Gain. Our cost of butane sales during the three months ended June 30, 2023 included $6.8 million of net unrealized gains on derivatives and $0.4 million of net realized losses on derivatives. Our cost of butane sales during the three months ended June 30, 2022 included $6.1 million of net unrealized gains on derivatives and $2.1 million of net realized gains on derivatives.

Other Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to a decrease in market prices during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Market prices decreased due to the Environmental Protection Agency (“EPA”) Renewable Fuel Standards (“RFS”) final mandate which lowered the required amount of biodiesel to be blended, thus increasing the amount of supply in the market.

Other product sales product margins, excluding the impact of derivatives, during the three months ended June 30, 2023 decreased from the prior year primarily due to increased supply in the market due to the EPA’s final RFS mandate. Margins during the prior year quarter benefited from favorable supply contracts and volatility caused by the war in the Ukraine.

Other Products Derivative (Gain) Loss. Our derivatives of other products during the three months ended June 30, 2023 included $0.5 million of net unrealized losses and $1.9 million of net realized gains on derivatives. Our derivatives of other products during the three months ended June 30, 2022 included $0.3 million of net unrealized losses and $18.5 million of net realized losses on derivatives.

Service Revenues and Cost of Sales. This revenue includes storage, terminaling and transportation services income. Revenues during the three months ended June 30, 2023 decreased from the prior year due to lower throughput at our Chesapeake terminal related to unexpected repairs of one of our tanks.

Operating and General and Administrative Expenses. The decrease was primarily related to lower incentive compensation costs due to lower operating results.

Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended June 30, 2023 was consistent with the three months ended June 30, 2022.

Gain on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2023, we recorded a net gain of $0.8 million on the sale of land and a dock in Florida.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cost of sales
Derivative loss	$4,214	$—	$4,214
Expenses:
General and administrative expenses	16,339	10,143	6,196
Depreciation and amortization expense	1,596	1,677	(81)
Loss on disposal or impairment of assets, net	—	151	(151)
Total expenses	17,935	11,971	5,964
Operating loss	$(22,149)	$(11,971)	$(10,178)

Cost of Sales - Derivative Loss. Our cost of sales during the three months ended June 30, 2023 included $1.3 million of net realized losses and $2.9 million of net unrealized losses on derivatives. We have entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands, as we experienced in the prior fiscal year, thus impacting our ability to reduce absolute indebtedness until commodity prices weakened. These positions will expire between August 2023 and December 2023.

General and Administrative Expenses. The expenses during the three months ended June 30, 2023 were higher due to an increase in incentive compensation expense and the timing of payment compared to the prior year. Prior year incentive compensation payments were made during the quarter ended September 30, 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended June 30, 2023 was consistent with the three months ended June 30, 2022.

Loss on Disposal or Impairment of Assets, Net. During the three months ended June 30, 2022, we received a prepayment of a loan receivable due July 31, 2023, and in exchange for the prepayment we reduced the amount of the final payment and recorded a loss for the reduction in the amount due.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $0.1 million during the three months ended June 30, 2023, compared to $0.7 million during the three months ended June 30, 2022. The decrease of $0.6 million during the three months ended June 30, 2023 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Senior secured notes	$38,438	$38,438	$—
Senior unsecured notes	10,963	20,819	(9,856)
Revolving credit facility	4,602	3,240	1,362
Other indebtedness	1,415	636	779
Total debt interest expense	55,418	63,133	(7,715)
Amortization of debt issuance costs	4,104	4,178	(74)
Total interest expense	$59,522	$67,311	$(7,789)

The debt interest expense decreased $7.7 million during the three months ended June 30, 2023 due primarily to the repurchase of the 7.5% senior unsecured notes due 2023 (“2023 Notes”) throughout the year and the redemption of the remaining 2023 Notes on March 31, 2023. This decrease was partially offset by an accrual of interest related to a legal claim

(see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion) and an increase in our revolving credit facility interest rates in the current year.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $6.8 million during the three months ended June 30, 2023, compared to $1.7 million during the three months ended June 30, 2022. During the three months ended June 30, 2023 and 2022, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes (as defined herein). See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net of $0.3 million for the three months ended June 30, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). Other income, net of $0.6 million for the three months ended June 30, 2022 consisted primarily of a gain related to a bankruptcy settlement.

Income Tax (Expense) Benefit

Income tax expense was $0.1 million during the three months ended June 30, 2023, compared to an income tax benefit of $0.2 million during the three months ended June 30, 2022. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $0.3 million during the three months ended June 30, 2023, compared to $0.2 million during the three months ended June 30, 2022. The increase during the three months ended June 30, 2023 was due primarily to higher income from certain water solutions operations and recycling operations during the three months ended June 30, 2023.

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

We define EBITDA as net income (loss) attributable to NGL Energy Partners LP, plus interest expense, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding net unrealized gains and losses on derivatives, lower of cost or net realizable value adjustments, gains and losses on disposal or impairment of assets, gains and losses on early extinguishment of liabilities, equity-based compensation expense, acquisition expense, revaluation of liabilities, certain legal settlements and other. We also include in Adjusted EBITDA certain inventory valuation adjustments related to certain refined products businesses within our Liquids Logistics segment as discussed below. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information to investors for evaluating our ability to make quarterly distributions to our unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information to investors for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Further, EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures used by other entities.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Net income	$19,563	$23,106
Less: Net income attributable to noncontrolling interests	(262)	(245)
Net income attributable to NGL Energy Partners LP	19,301	22,861
Interest expense	59,536	67,326
Income tax expense (benefit)	140	(172)
Depreciation and amortization	68,921	66,614
EBITDA	147,898	156,629
Net unrealized gains on derivatives	(632)	(56,902)
CMA Differential Roll net losses (gains) (1)	(9,137)	34,620
Inventory valuation adjustment (2)	336	(555)
Lower of cost or net realizable value adjustments	2,764	(9,286)
Gain on disposal or impairment of assets, net	(1,196)	(168)
Gain on early extinguishment of liabilities, net	(6,808)	(1,662)
Equity-based compensation expense	474	497
Acquisition expense (3)	5	—
Other (4)	951	703
Adjusted EBITDA	$134,655	$123,876

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
(3)    Amount represents expenses we incurred related to legal and advisory costs associated with acquisitions.
(4)    Amounts represent unrealized gains/losses on marketable securities and accretion expense for asset retirement obligations. Also, the amount for the three months ended June 30, 2022 includes non-cash operating expenses related to our Grand Mesa Pipeline.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts reported in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Depreciation and amortization per EBITDA table	$68,921	$66,614
Intangible asset amortization recorded to cost of sales	(65)	(68)
Depreciation and amortization of unconsolidated entities	(159)	(170)
Depreciation and amortization attributable to noncontrolling interests	282	284
Depreciation and amortization per unaudited condensed consolidated statements of operations	$68,979	$66,660

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Depreciation and amortization per EBITDA table	$68,921	$66,614
Amortization of debt issuance costs recorded to interest expense	4,104	4,178
Amortization of royalty expense recorded to operating expense	62	62
Depreciation and amortization of unconsolidated entities	(159)	(170)
Depreciation and amortization attributable to noncontrolling interests	282	284
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$73,210	$70,968

The following table reconciles interest expense per the EBITDA table above to interest expense reported in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Interest expense per EBITDA table	$59,536	$67,326
Interest expense attributable to unconsolidated entities	(14)	(15)
Interest expense per unaudited condensed consolidated statements of operations	$59,522	$67,311

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended June 30, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$69,331	$17,007	$7,831	$(22,149)	$72,020
Depreciation and amortization	54,423	9,746	3,214	1,596	68,979
Amortization recorded to cost of sales	—	—	65	—	65
Net unrealized losses (gains) on derivatives	—	5,135	(8,719)	2,952	(632)
CMA Differential Roll net losses (gains)	—	(9,137)	—	—	(9,137)
Inventory valuation adjustment	—	—	336	—	336
Lower of cost or net realizable value adjustments	—	—	2,764	—	2,764
(Gain) loss on disposal or impairment of assets, net	(1,281)	896	(811)	—	(1,196)
Equity-based compensation expense	—	—	—	474	474
Acquisition expense	1	—	19	(15)	5
Other income, net	180	106	1	19	306
Adjusted EBITDA attributable to unconsolidated entities	227	—	(5)	44	266
Adjusted EBITDA attributable to noncontrolling interest	(546)	—	—	—	(546)
Other	859	38	54	—	951
Adjusted EBITDA	$123,194	$23,791	$4,749	$(17,079)	$134,655

	Three Months Ended June 30, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$53,605	$18,989	$26,640	$(11,971)	$87,263
Depreciation and amortization	49,848	11,754	3,381	1,677	66,660
Amortization recorded to cost of sales	—	—	68	—	68
Net unrealized gains on derivatives	(124)	(51,005)	(5,773)	—	(56,902)
CMA Differential Roll net losses (gains)	—	34,620	—	—	34,620
Inventory valuation adjustment	—	—	(555)	—	(555)
Lower of cost or net realizable value adjustments	—	1,567	(10,853)	—	(9,286)
Loss (gain) on disposal or impairment of assets, net	941	(1,260)	—	151	(168)
Equity-based compensation expense	—	—	—	497	497
Other income (expense), net	259	28	(93)	452	646
Adjusted EBITDA attributable to unconsolidated entities	825	—	(7)	44	862
Adjusted EBITDA attributable to noncontrolling interest	(532)	—	—	—	(532)
Other	225	385	93	—	703
Adjusted EBITDA	$105,047	$15,078	$12,901	$(9,150)	$123,876

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are cash flows from our operations, borrowings under our asset-based revolving credit facility (“ABL Facility”), issuing long-term notes, common and/or preferred units, loans from financial institutions, asset securitizations or asset sales. We expect our primary cash outflows to be related to capital expenditures, interest and repayment of debt maturities.

We believe that our anticipated cash flows from operations and the borrowing capacity under our ABL Facility will be sufficient to meet our liquidity needs, including the repayment of the 2025 Notes. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we entered into economic hedges that mitigate this exposure from June through December when we are building inventory.

Cash Management

We manage cash by utilizing a centralized cash management program that concentrates the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use within our consolidated group. All of our wholly-owned operating subsidiaries participate in this program. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash flows from our operations and borrowings under our ABL Facility, which we believe will provide liquidity to operate our business, manage our working capital requirements and repay current maturities.

The ABL Facility commitments are $600.0 million which includes a sub-limit for letters of credit of $250.0 million. At June 30, 2023, $180.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $141.7 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

For additional information related to our ABL Facility, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of June 30, 2023, our current assets exceeded our current liabilities by approximately $196.0 million.

Long-Term Financing

We expect to fund our long-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or asset sales.

Senior Secured Notes

On February 4, 2021, we issued $2.05 billion of our 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) in a private placement. The 2026 Senior Secured Notes bear interest at 7.5%, which is payable on February 1 and August 1 of each year. The 2026 Senior Secured Notes mature on February 1, 2026. The 2026 Senior Secured Notes were issued pursuant to an indenture dated February 4, 2021 (the “Indenture”).

We have the option to redeem all or a portion of the 2026 Senior Secured Notes at any time at fixed redemption prices contained within the Indenture. If we experience certain kinds of change of control triggering events, we will be required to offer to repurchase the 2026 Senior Secured Notes at 101% of the aggregate principal amount of the 2026 Senior Secured Notes repurchased plus accrued and unpaid interest on the 2026 Senior Secured Notes repurchased to, but not including, the date of purchase.

Senior Unsecured Notes

The senior unsecured notes include the 2025 Notes, which mature on March 1, 2025 and the 7.5% senior unsecured notes due 2026 (“2026 Notes”), which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

Repurchases

During the three months ended June 30, 2023, we repurchased $99.3 million of the 2025 Notes at a total cash cost of $92.0 million (excluding payments of accrued interest).

Redemption Rights

We currently have the right to redeem all or a portion of the outstanding 2025 Notes at 100% of the principal amount plus accrued and unpaid interest. As of April 15, 2024, we will have the right to redeem all or a portion of the outstanding 2026 Notes at 100% of the principal amount plus accrued and unpaid interest.

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

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended June 30,
2023	$27,565	$16,527	$—	$258
2022	$31,354	$15,367	$—	$—

(1)    There were no acquisitions during the three months ended June 30, 2023 or 2022.

(2)    Amount for the three months ended June 30, 2023 relates to contributions made to unconsolidated entities. There were no other investments during the three months ended June 30, 2022.

Capital expenditures for the fiscal year ending March 31, 2024 are expected to be approximately $115 to 125 million.

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

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Three Months Ended June 30,
Cash Flows Provided by (Used in):	2023	2022
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$79,316	$139,586
Changes in operating assets and liabilities	(24,205)	(137,100)
Operating activities	$55,111	$2,486
Investing activities	$(1,441)	$(36,422)
Financing activities	$(51,315)	$30,930

Operating Activities. The increase in net cash provided by operating activities during the three months ended June 30, 2023 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, during the three months ended June 30, 2023, and increased earnings from operations.

Investing Activities. Net cash used in investing activities was $1.4 million during the three months ended June 30, 2023, compared to net cash used in investing activities of $36.4 million during the three months ended June 30, 2022. The decrease in net cash used in investing activities was due primarily to:

•a $14.7 million decrease in payments to settle derivatives;
•a $14.3 million increase in proceeds received from certain asset sales during the three months ended June 30, 2023; and
•a decrease in capital expenditures from $41.0 million (includes payment of amounts accrued as of March 31, 2022) during the three months ended June 30, 2022 to $35.8 million (includes payment of amounts accrued as of March 31, 2023) during the three months ended June 30, 2023 due primarily to the timing of the expenditures in our Water Solutions segment.

Financing Activities. Net cash used in financing activities was $51.3 million during the three months ended June 30, 2023, compared to net cash provided by financing activities of $30.9 million during the three months ended June 30, 2022. The increase in net cash used in financing activities was due primarily to:

•an increase of $70.5 million paid in cash to repurchase a portion of our Senior Unsecured Notes during the three months ended June 30, 2023; and

•a decrease of $13.0 million in borrowings on the revolving credit facility (net of repayments) during the three months ended June 30, 2023.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At June 30, 2023, we had $180.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 8.28%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at June 30, 2023.

The current distribution rate for the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) is a floating rate of the three-month London Interbank Offered Rate (“LIBOR”) interest rate (5.55% for the quarter ended June 30, 2023) plus a spread of 7.213%. A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at June 30, 2023. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), and the rules implementing the LIBOR Act.

On and after April 15, 2024, distributions on the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the amended and restated limited partnership agreement (the “Partnership Agreement”)) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the Partnership Agreement) plus a spread of 7.00% (“Class D Variable Rate,” as defined in the Partnership Agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

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

The following table summarizes the hypothetical impact on the June 30, 2023 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Crude Oil Logistics segment)	$98
Propane (Liquids Logistics segment)	$(538)
Butane (Liquids Logistics segment)	$(3,588)
Refined Products (Liquids Logistics segment)	$(5,044)
Other Products (Liquids Logistics segment)	$13,295
Canadian dollars (Liquids Logistics segment)	$124

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

At June 30, 2023, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

Fair Value

We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third-parties.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our GP, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2023. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of June 30, 2023, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended June 30, 2023, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement, dated as of March 3, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 3, 2023)
2.2	Membership Interest Purchase Agreement, dated as of March 3, 2023 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on April 3, 2023)
4.1*
Eighth Supplemental Indenture, dated as of June 30, 2023, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary, the other Guarantors and U.S. Bank Trust Company, N.A., as Trustee

4.2*
Sixth Supplemental Indenture, dated as of June 30, 2023, among NGL Energy Partners LP, NGL Energy Finance Corp., the Guaranteeing Subsidiary, the other Guarantors and U.S. Bank Trust Company, N.A., as Trustee

4.3*
Second Supplemental Indenture, dated as of July 13, 2022, among NGL Energy Operating LLC, NGL Energy Finance Corp., the other Guarantors, U.S. Bank National Association and U.S. Bank Trust Company, National Association, as Trustee

4.4*
Third Supplemental Indenture, dated as of June 30, 2023, among NGL Water Solutions Permian, LLC, NGL North Ranch, LLC, NGL Energy Operating LLC, NGL Energy Finance Corp., the other Guarantors and U.S. Bank Trust Company, N.A., as Trustee

10.1*
Fourth Amendment to Credit Agreement dated as of July 13, 2023, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions

10.2*	Credit Party Accession Agreement, dated as of June 30, 2023, among NGL North Ranch, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent
22.1*	List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2023 and March 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: August 9, 2023		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: August 9, 2023		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer