Form 10-Q
period 2023-09-30
NGL Energy Partners LP
filed 2023-11-09
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-35172

NGL Energy Partners LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware		27-3427920
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

6120 South Yale Avenue, Suite 1300
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

At November 7, 2023, there were 131,927,343 common units issued and outstanding.

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
•changes in general economic conditions, including market and macroeconomic disruptions resulting from global pandemics and related governmental responses, and international military conflicts (such as the war in Ukraine and the conflict between Israel and Hamas); and
•political pressure and influence of environmental groups upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and sale of crude oil, refined products, natural gas, natural gas liquids, gasoline, diesel or biodiesel.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	September 30, 2023	March 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,680	$5,431
Accounts receivable-trade, net of allowance for expected credit losses of $1,840 and $1,964, respectively	1,157,710	1,033,956
Accounts receivable-affiliates	15,035	12,362
Inventories	250,572	142,607
Prepaid expenses and other current assets	137,585	98,089
Total current assets	1,563,582	1,292,445
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $908,595 and $898,184, respectively	2,166,103	2,223,380
GOODWILL	707,583	712,364
INTANGIBLE ASSETS, net of accumulated amortization of $406,653 and $580,860, respectively	1,016,820	1,058,668
INVESTMENTS IN UNCONSOLIDATED ENTITIES	20,900	21,090
OPERATING LEASE RIGHT-OF-USE ASSETS	95,231	90,220
OTHER NONCURRENT ASSETS	57,696	57,977
Total assets	$5,627,915	$5,456,144
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,080,673	$927,591
Accounts payable-affiliates	44	65
Accrued expenses and other payables	164,115	133,616
Advance payments received from customers	29,239	14,699
Operating lease obligations	33,376	34,166
Total current liabilities	1,307,447	1,110,137
LONG-TERM DEBT, net of debt issuance costs of $24,385 and $30,117, respectively	2,782,262	2,857,805
OPERATING LEASE OBLIGATIONS	63,975	58,450
OTHER NONCURRENT LIABILITIES	107,945	111,226
COMMITMENTS AND CONTINGENCIES (NOTE 8)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 132,059 and 132,059 notional units, respectively	(52,572)	(52,551)
Limited partners, representing a 99.9% interest, 131,927,343 and 131,927,343 common units issued and outstanding, respectively	503,798	455,564
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(473)	(450)
Noncontrolling interests	16,077	16,507
Total equity	815,189	767,429
Total liabilities and equity	$5,627,915	$5,456,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Water Solutions	$197,244	$164,910	$378,546	$330,989
Crude Oil Logistics	489,713	574,783	954,103	1,440,154
Liquids Logistics	1,154,139	1,269,754	2,124,551	2,735,687
Total Revenues	1,841,096	2,009,447	3,457,200	4,506,830
COST OF SALES:
Water Solutions	7,424	920	9,993	11,145
Crude Oil Logistics	454,927	514,199	880,226	1,336,569
Liquids Logistics	1,119,478	1,249,001	2,066,725	2,671,417
Corporate and Other	(3,381)	—	833	—
Total Cost of Sales	1,578,448	1,764,120	2,957,777	4,019,131
OPERATING COSTS AND EXPENSES:
Operating	77,389	84,158	154,070	156,018
General and administrative	17,496	16,628	37,787	33,385
Depreciation and amortization	65,526	68,118	134,505	134,778
Loss on disposal or impairment of assets, net	16,207	7,653	15,011	7,485
Operating Income	86,030	68,770	158,050	156,033
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	851	1,207	942	1,881
Interest expense	(58,627)	(68,297)	(118,149)	(135,608)
Gain on early extinguishment of liabilities, net	63	2,479	6,871	4,141
Other income (expense), net	310	(15)	616	631
Income Before Income Taxes	28,627	4,144	48,330	27,078
INCOME TAX EXPENSE	(342)	(537)	(482)	(365)
Net Income	28,285	3,607	47,848	26,713
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(257)	(97)	(519)	(342)
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$28,028	$3,510	$47,329	$26,371
NET LOSS ALLOCATED TO COMMON UNITHOLDERS (NOTE 3)	$(6,709)	$(26,899)	$(21,191)	$(31,578)
BASIC AND DILUTED LOSS PER COMMON UNIT	$(0.05)	$(0.21)	$(0.16)	$(0.24)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	131,927,343	130,695,970	131,927,343	130,695,970
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	131,927,343	130,695,970	131,927,343	130,695,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$28,285	$3,607	$47,848	$26,713
Other comprehensive loss	(39)	(82)	(23)	(132)
Comprehensive income	$28,246	$3,525	$47,825	$26,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2023
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2023	$(52,551)	14,385,642	$348,359	131,927,343	$455,564	$(450)	$16,507	$767,429
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(377)	(377)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	—	474	—	—	474
Net (loss) income	(14)	—	—	—	19,315	—	262	19,563
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCE AT JUNE 30, 2023	(52,565)	14,385,642	348,359	131,927,343	475,353	(434)	16,392	787,105
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(572)	(572)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	—	410	—	—	410
Net (loss) income	(7)	—	—	—	28,035	—	257	28,285
Other comprehensive loss	—	—	—	—	—	(39)	—	(39)
BALANCE AT SEPTEMBER 30, 2023	$(52,572)	14,385,642	$348,359	131,927,343	$503,798	$(473)	$16,077	$815,189

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Six Months Ended September 30, 2022
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2022	$(52,478)	14,385,642	$348,359	130,695,970	$401,486	$(308)	$17,394	$714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(975)	(975)
Equity issued pursuant to incentive compensation plan	—	—	—	—	497	—	—	497
Net (loss) income	(5)	—	—	—	22,866	—	245	23,106
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
BALANCE AT JUNE 30, 2022	(52,483)	14,385,642	348,359	130,695,970	424,849	(358)	16,664	737,031
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(274)	(274)
Equity issued pursuant to incentive compensation plan	—	—	—	—	479	—	—	479
Net (loss) income	(27)	—	—	—	3,537	—	97	3,607
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)
BALANCE AT SEPTEMBER 30, 2022	$(52,510)	14,385,642	$348,359	130,695,970	$428,865	$(440)	$16,487	$740,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Six Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$47,848	$26,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs	142,998	143,410
Gain on early extinguishment of liabilities, net	(6,871)	(4,141)
Equity-based compensation expense	884	976
Loss on disposal or impairment of assets, net	15,011	7,485
Change in provision for expected credit losses	116	(224)
Net adjustments to fair value of commodity derivatives	1,004	13,075
Equity in earnings of unconsolidated entities	(942)	(1,881)
Distributions of earnings from unconsolidated entities	904	2,567
Lower of cost or net realizable value adjustments	7,071	15,618
Other	2,855	63
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	(126,050)	(6,576)
Inventories	(115,036)	(144,118)
Other current and noncurrent assets	24,950	(807)
Accounts payable-trade and affiliates	153,001	(90,380)
Other current and noncurrent liabilities	(16,643)	6,548
Net cash provided by (used in) operating activities	131,100	(31,672)
INVESTING ACTIVITIES:
Capital expenditures	(80,443)	(93,963)
Net settlements of commodity derivatives	(16,461)	19,785
Proceeds from sales of assets	23,908	14,054
Proceeds from divestitures of businesses and investments, net	16,000	—
Investments in unconsolidated entities	(258)	(346)
Distributions of capital from unconsolidated entities	486	—
Net cash used in investing activities	(56,768)	(60,470)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	965,000	1,037,000
Payments on revolving credit facility	(947,000)	(866,000)
Repayment and repurchase of senior unsecured notes	(91,982)	(73,472)
Payments on other long-term debt	—	(1,273)
Debt issuance costs	(1,242)	(1,203)
Distributions to noncontrolling interest owners	(949)	(1,249)
Payments to settle contingent consideration liabilities	(902)	(941)
Principal payments of finance lease	(8)	(2)
Net cash (used in) provided by financing activities	(77,083)	92,860
Net (decrease) increase in cash and cash equivalents	(2,751)	718
Cash and cash equivalents, beginning of period	5,431	3,822
Cash and cash equivalents, end of period	$2,680	$4,540
Supplemental cash flow information:
Cash interest paid	$118,516	$129,000
Income taxes paid (net of income tax refunds)	$2,056	$2,170
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$10,583	$13,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At September 30, 2023, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 23 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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

We have a deferred tax liability of $40.5 million and $40.7 million at September 30, 2023 and March 31, 2023, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the six months ended September 30, 2023 was $0.1 million with an effective tax rate of 22.1%. The deferred tax benefit recorded during the six months ended September 30, 2022 was $0.8 million with an effective tax rate of 27.4%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at September 30, 2023 or March 31, 2023.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Inventories consist of the following at the dates indicated:

	September 30, 2023	March 31, 2023
	(in thousands)
Propane	$86,077	$46,910
Butane	84,072	18,384
Crude oil	55,695	49,586
Biodiesel	15,288	19,778
Diesel	2,519	2,536
Other	6,921	5,413
Total	$250,572	$142,607

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	September 30, 2023	March 31, 2023
			(in thousands)
Water services and land company	Water Solutions	50%	$15,388	$15,036
Water services and land company	Water Solutions	10%	3,008	3,511
Water services and land company	Water Solutions	50%	2,175	2,071
Aircraft company (1)	Corporate and Other	50%	204	308
Natural gas liquids terminal company	Liquids Logistics	50%	125	164
Total			$20,900	$21,090

(1)    This is an investment with a related party.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	September 30, 2023	March 31, 2023
	(in thousands)
Linefill (1)	$37,861	$37,861
Loan receivable (2)	7,439	8,592
Minimum shipping fees - pipeline commitments (3)	2,492	4,628
Other	9,904	6,896
Total	$57,696	$57,977

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At September 30, 2023 and March 31, 2023, linefill consisted of 502,686 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets. See Note 16 for a discussion of activity during the current fiscal year.
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 8). At September 30, 2023, the deficiency credit was $6.8 million, of which $4.3 million is recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	September 30, 2023	March 31, 2023
	(in thousands)
Derivative liabilities	$49,371	$14,752
Accrued interest	40,741	49,362
Accrued compensation and benefits	20,138	27,013
Excise and other tax liabilities	16,844	11,777
Product exchange liabilities	9,037	4,047
Other	27,984	26,665
Total	$164,115	$133,616

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

Note 3—Loss Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Weighted average common units outstanding during the period:
Common units - Basic	131,927,343	130,695,970	131,927,343	130,695,970
Common units - Diluted	131,927,343	130,695,970	131,927,343	130,695,970

For the three months and six months ended September 30, 2023 and 2022, respectively, all potential common units or convertible securities were considered antidilutive.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our loss per common unit is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net income	$28,285	$3,607	$47,848	$26,713
Less: Net income attributable to noncontrolling interests	(257)	(97)	(519)	(342)
Net income attributable to NGL Energy Partners LP	28,028	3,510	47,329	26,371
Less: Distributions to preferred unitholders (1)	(34,744)	(30,436)	(68,541)	(57,981)
Less: Net loss allocated to GP (2)	7	27	21	32
Net loss allocated to common unitholders	$(6,709)	$(26,899)	$(21,191)	$(31,578)
Basic and diluted loss per common unit	$(0.05)	$(0.21)	$(0.16)	$(0.24)

(1)    Includes cumulative distributions for the three months and six months ended September 30, 2023 and 2022 which were earned but not declared or paid (see Note 9 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.

Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			September 30, 2023	March 31, 2023
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$157,261	$160,939
Pipeline and related facilities	30	-	40	265,211	265,253
Vehicles and railcars (1)	3	-	25	92,357	92,640
Water treatment facilities and equipment	3	-	30	2,003,684	2,040,792
Crude oil tanks and related equipment	2	-	30	222,527	221,881
Information technology equipment	3	-	7	36,931	35,884
Buildings and leasehold improvements	3	-	40	121,891	130,119
Land				81,912	89,474
Tank bottoms and linefill (2)				35,072	40,001
Other	3	-	20	10,641	10,908
Construction in progress				47,211	33,673
Gross property, plant and equipment				3,074,698	3,121,564
Accumulated depreciation				(908,595)	(898,184)
Net property, plant and equipment				$2,166,103	$2,223,380

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

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Depreciation expense	$48,667	$48,806	$98,311	$95,857
Capitalized interest expense	$347	$241	$649	$490

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the period indicated:

	Three Months Ended September 30, 2023	Six Months Ended September 30, 2023
	(in thousands)
Water Solutions (1)	$2,080	$13,407
Crude Oil Logistics	(465)	335
Liquids Logistics (2)	1	(810)
Total	$1,616	$12,932

(1)    Amounts do not include the loss recognized on the sale of certain saltwater disposal assets in the Pinedale Anticline Basin discussed in Note 16.
(2)    Amounts do not include the gain recognized on the sale of two natural gas liquids terminals discussed in Note 16.

Note 5—Goodwill

The following table summarizes changes in goodwill by segment during the six months ended September 30, 2023:

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Balance at March 31, 2023	$283,310	$309,971	$119,083	$712,364
Disposal (1)	—	—	(4,781)	(4,781)
Balance at September 30, 2023	$283,310	$309,971	$114,302	$707,583

(1)    Relates to the sale of two natural gas liquids terminals within our Liquids Logistics segment during the six months ended September 30, 2023 (see Note 16).

Note 6—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		September 30, 2023			March 31, 2023
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	18.8	$980,468	$(306,439)	$674,029	$1,196,468	$(492,002)	$704,466
Customer commitments	20.8	192,000	(32,640)	159,360	192,000	(28,800)	163,200
Pipeline capacity rights	20.2	7,799	(2,557)	5,242	7,799	(2,427)	5,372
Rights-of-way and easements	30.4	94,994	(16,648)	78,346	94,875	(15,138)	79,737
Water rights	16.1	99,869	(29,477)	70,392	99,869	(26,453)	73,416
Executory contracts and other agreements	24.5	21,640	(6,076)	15,564	21,570	(5,037)	16,533
Non-compete agreements	—	—	—	—	1,100	(1,082)	18
Debt issuance costs (1)	2.4	26,703	(12,816)	13,887	25,592	(9,921)	15,671
Total amortizable		1,423,473	(406,653)	1,016,820	1,639,273	(580,860)	1,058,413
Non-amortizable:
Trade names (2)		—		—	255		255
Total		$1,423,473	$(406,653)	$1,016,820	$1,639,528	$(580,860)	$1,058,668

(1)    Includes debt issuance costs related to the ABL Facility. Debt issuance costs related to the fixed-rate notes are reported as a reduction of the carrying amount of long-term debt.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)    As this item was considered impaired due to the sale of the assets in the Pinedale Anticline Basin, as discussed further in Note 16, the amount was written off during the three months ended September 30, 2023.

Amortization expense is as follows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
Recorded In	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization	$16,859	$19,312	$36,194	$38,921
Cost of sales	65	69	130	137
Interest expense	1,481	1,198	2,895	2,361
Operating expenses	61	61	123	123
Total	$18,466	$20,640	$39,342	$41,542

The following table summarizes expected amortization of our intangible assets at September 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (six months)	$34,953
2025	67,962
2026	65,807
2027	60,152
2028	57,300
2029	55,348
Thereafter	675,298
Total	$1,016,820

Note 7—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	September 30, 2023			March 31, 2023
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(21,419)	$2,028,581	$2,050,000	$(26,009)	$2,023,991
Asset-based revolving credit facility (“ABL Facility”)	156,000		156,000	138,000		138,000
Senior unsecured notes:
6.125% Notes due 2025 (“2025 Notes”)	280,745	(881)	279,864	380,020	(1,612)	378,408
7.500% Notes due 2026 (“2026 Notes”)	319,902	(2,085)	317,817	319,902	(2,496)	317,406
Long-term debt	$2,806,647	$(24,385)	$2,782,262	$2,887,922	$(30,117)	$2,857,805

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Indenture contains covenants that, among other things, limit our ability to: pay distributions or make other restricted payments or repurchase stock; incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; make certain investments; create or incur liens; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, make loans or advances or transfer assets to the guarantors (including the Partnership); enter into certain transactions with our affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate, transfer or sell all or substantially all of our assets. The Indenture specifically restricts our ability to pay distributions until our total leverage ratio (as defined in the Indenture) for the most recently ended four full fiscal quarters at the time of the distribution is not greater than 4.75 to 1.00. These covenants are subject to a number of important exceptions and qualifications.

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

Compliance

At September 30, 2023, we were in compliance with the covenants under the Indenture.

ABL Facility

The ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. Total commitments under the ABL Facility are $600.0 million and the sub-limit for letters of credit is $250.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At September 30, 2023, $156.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $139.0 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

At September 30, 2023, the borrowings under the ABL Facility had a weighted average interest rate of 8.27% calculated as the prime rate of 8.50% plus a margin of 1.50% on the alternate base borrowings and the weighted average secured overnight financing rate (“SOFR”) of 5.43% plus a margin of 2.50% on the SOFR borrowings. On September 30, 2023, the interest rate in effect on letters of credit was 2.50%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At September 30, 2023, no Cash Dominion Event had occurred.

Compliance

At September 30, 2023, we were in compliance with the covenants under the ABL Facility.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the period indicated:

Six Months Ended September 30, 2023
(in thousands)
2025 Notes
Notes repurchased (1)	$99,275
Cash paid (excluding payments of accrued interest)	$91,982
Gain on early extinguishment of debt (2)	$6,906

(1)    We did not repurchase any notes during the three months ended September 30, 2023.
(2)    Gain on early extinguishment of debt for the 2025 Notes during the six months ended September 30, 2023 is inclusive of the write-off of debt issuance costs of $0.4 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Redemption Rights

We currently have the right to redeem all or a portion of the outstanding 2025 Notes at 100% of the principal amount plus accrued and unpaid interest. As of April 15, 2024, we will have the right to redeem all or a portion of the outstanding 2026 Notes at 100% of the principal amount plus accrued and unpaid interest.

Compliance

At September 30, 2023, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at September 30, 2023:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Total
	(in thousands)
2024 (six months)	$—	$—	$—	$—
2025	—	—	280,745	280,745
2026	2,050,000	156,000	—	2,206,000
2027	—	—	319,902	319,902
Total	$2,050,000	$156,000	$600,647	$2,806,647

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.7 million and $3.0 million during the three months ended September 30, 2023 and 2022, respectively, and $5.3 million and $6.0 million during the six months ended September 30, 2023 and 2022, respectively.

The following table summarizes expected amortization of debt issuance costs at September 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (six months)	$5,312
2025	10,570
2026	8,471
2027	32
Total	$24,385

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (the “December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The re-trial of the quantum meruit claim was conducted in Delaware state court from February 6, 2023 through February 15, 2023 and resulted in the jury returning a verdict consisting of an award of $36.0 million subject to statutory interest and costs, as applicable, which through September 30, 2023, equals approximately $22.3 million. The GP and the Partnership contend that the jury verdict is not supportable by controlling law or the evidentiary record, and on July 28, 2023, filed their notice of appeal to the Delaware Supreme Court which raises various issues relating to the quantum meruit verdict, including but not limited to, certain written orders and oral evidentiary and other rulings made prior to and during the February 2023 remand trial. On October 12, 2023, LCT filed its answering brief on appeal and cross-appellant’s opening brief on cross-appeal. The GP and the Partnership have until November 13, 2023 to file their reply and answering brief on cross-appeal. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our GP once all information is available to it and after any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of September 30, 2023, we have accrued approximately $4.0 million related to this matter, of which approximately $1.5 million represents interest accrued through September 30, 2023.

The Partnership is a party defendant to a purported class action complaint filed in the federal court in the Northern District of Oklahoma styled Gary R. Underwood, Successor Trustee for the James L. Price Revocable Living Trust, on behalf of the Trust and all others similarly situated v. NGL Energy Partners LP, Case No. 4:21-cv-00135-CVE-SH. This case seeks class certification on behalf of owners who allege the Partnership’s Crude Oil Logistics group violated Oklahoma’s Production Revenue Standards Act when it failed to include statutory interest on proceeds payments it made to certain mineral owners and to state unclaimed property divisions for oil purchased from certain Oklahoma wells. A substantial portion of the statutory interest claimed to be owed in the lawsuit related to suspended proceeds we inherited from our predecessors and remitted to various state unclaimed property divisions in 2016. With no admission of liability or wrongdoing, but only to avoid the expense and uncertainty of future litigation, the Partnership entered into a settlement agreement in this case to resolve all claims made against it by the plaintiff and the proposed class and paid approximately $8.4 million to the plaintiff and the proposed class. During the final fairness hearing on June 15, 2023, the settlement agreement was approved by the court and an order granting final approval of the class action settlement was entered into record.

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

Environmental Matters

At September 30, 2023, we have an environmental liability, measured on an undiscounted basis, of $1.4 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our businesses, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

The following table summarizes changes in our asset retirement obligation, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Balance at March 31, 2023	$35,163
Liabilities incurred	917
Liabilities associated with disposed assets (1)	(3,126)
Liabilities settled	(222)
Accretion expense	1,489
Balance at September 30, 2023	$34,221

(1)    Relates to the sale of seven saltwater disposal wells and other long-lived assets within our Water Solutions segment (see Note 16).

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

The following table summarizes future minimum throughput payments under this agreement at September 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (six months)	$15,217
2025	30,351
Total	$45,568

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2023, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
2024 (six months)	$233,260	2,911	$41,449	46,184
2025	—	—	4,225	5,502
2026	—	—	4,464	6,510
2027	—	—	2,964	4,284
Total	$233,260	2,911	$53,102	62,480

Index-Price Commodity Purchase Commitments:
2024 (six months)	$3,451,428	40,388	$603,600	630,339
2025	2,186,634	28,717	12,512	13,568
2026	709,067	10,469	—	—
Total	$6,347,129	79,574	$616,112	643,907

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

At September 30, 2023, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
2024 (six months)	$234,838	2,911	$179,311	172,855
2025	—	—	10,557	12,363
2026	—	—	4,377	5,660
2027	—	—	2,900	4,016
2028	—	—	52	60
Total	$234,838	2,911	$197,197	194,954

Index-Price Commodity Sale Commitments:
2024 (six months)	$3,018,599	34,044	$586,028	535,236
2025	1,341,901	17,011	25,439	23,389
2026	29,500	390	—	—
Total	$4,390,000	51,445	$611,467	558,625

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 10 and represent $66.3 million of our prepaid expenses and other current assets and $49.3 million of our accrued expenses and other payables at September 30, 2023.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Commitments

We have noncancellable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at September 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (six months)	$8,018
2025	3,867
2026	1,370
2027	1,362
2028	1,315
2029	1,248
Thereafter	3,205
Total	$20,385

Note 9—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At September 30, 2023, we owned 8.69% of our GP.

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

Class B Preferred Units

As of September 30, 2023, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.40% for the quarter ended September 30, 2023) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), and the rules implementing the LIBOR Act. For the quarter ended September 30, 2023, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for September 30, 2023 is $0.8044 and the cumulative distribution since suspension for each Class B Preferred Unit is $7.0047. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2023 is $99.0 million.

Class C Preferred Units

As of September 30, 2023, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended September 30, 2023, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for September 30, 2023 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $6.6173. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2023 is $13.3 million.

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

Class D Preferred Units

As of September 30, 2023, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The following table summarizes the outstanding warrants at September 30, 2023:

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

The current distribution rate for the Class D Preferred Units is 10.00% (equal to $100.00 per every $1,000 in unit value per year), and includes an additional 0.50% rate increase due to a Class D distribution payment default, as defined within the Partnership Agreement. For the quarter ended September 30, 2023, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the average quarterly distribution at September 30, 2023 is $27.31 and the average cumulative distribution since suspension for each Class D Preferred unit is $306.96. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount due as of September 30, 2023 is $208.9 million.

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

Total Preferred Unit Distributions in Arrears

The total preferred unit distributions in arrears for all classes of preferred units are $321.2 million as of September 30, 2023.

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

The following table summarizes the Service Award activity during the six months ended September 30, 2023:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2023	627,975	$2.15
Units forfeited	(21,250)	$2.15
Unvested Service Award units at September 30, 2023	606,725	$2.15

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As the LTIP expired on May 10, 2021, we had no common units available for grant during the six months ended September 30, 2023.

As of September 30, 2023, there are 606,725 unvested Service Awards which are expected to vest on November 15, 2023. Also, any current unvested Service Awards that are forfeited or canceled will not be available for future grants.

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

During the three months ended September 30, 2023 and 2022, we recorded compensation expense related to Service Awards of $0.4 million and $0.5 million, respectively. During the six months ended September 30, 2023 and 2022, we recorded compensation expense related to Service Award units of $0.9 million and $1.0 million, respectively.

For the unvested Service Awards at September 30, 2023, we had estimated future expense of $0.2 million which we expect to record by November 15, 2023.

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

Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2023		March 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$81,411	$(19,185)	$63,553	$(6,043)
Level 2 measurements	70,639	(50,159)	25,128	(15,827)
	152,050	(69,344)	88,681	(21,870)

Netting of counterparty contracts (1)	(20,029)	20,029	(6,670)	6,670
Net cash collateral held	(51,239)	(73)	(47,686)	(114)
Commodity derivatives	$80,782	$(49,388)	$34,325	$(15,314)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	September 30, 2023	March 31, 2023
	(in thousands)
Prepaid expenses and other current assets	$79,943	$33,875
Other noncurrent assets	839	450
Accrued expenses and other payables	(49,371)	(14,752)
Other noncurrent liabilities	(17)	(562)
Net commodity derivative asset	$31,394	$19,011

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At September 30, 2023:
Crude oil fixed-price (1)	October 2023–April 2024	(244)	$57,216
Propane fixed-price (1)	October 2023–March 2025	(649)	1,280
Refined products fixed-price (1)	October 2023–December 2024	(111)	(3,159)
Butane fixed-price (1)	October 2023–April 2024	(638)	2,384
Other	October 2023–September 2024		24,985
			82,706
Net cash collateral held			(51,312)
Net commodity derivative asset			$31,394

At March 31, 2023:
Crude oil fixed-price (1)	April 2023–March 2024	1,069	$52,613
Propane fixed-price (1)	April 2023–March 2025	(320)	(4,047)
Refined products fixed-price (1)	April 2023–July 2024	(429)	4,468
Butane fixed-price (1)	April 2023–March 2024	(830)	3,485
Other	April 2023–September 2024		10,292
			66,811
Net cash collateral held			(47,800)
Net commodity derivative asset			$19,011

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended September 30, 2023 and 2022, we recorded net losses of $13.9 million and net gains of $28.0 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the six months ended September 30, 2023 and 2022, we recorded net losses of $1.0 million and $13.1 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At September 30, 2023, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At September 30, 2023, we had $156.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 8.27%.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.40% for the quarter ended September 30, 2023) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161% in accordance with the LIBOR Act and the rules implementing the LIBOR Act.

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

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at September 30, 2023 (in thousands):

2026 Senior Secured Notes	$2,027,792
2025 Notes	$274,545
2026 Notes	$306,706

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

See Note 1 for a discussion of the products and services of our reportable segments. The remainder of our business operations is presented as “Corporate and Other” and consists of certain corporate expenses that are not allocated to the reportable segments. The following table summarizes revenues related to our segments for the periods indicated:

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$159,389	$130,217	$307,413	$250,526
Sale of recovered crude oil	31,101	27,472	54,118	65,921
Sale of water	1,768	3,365	6,209	9,173
Other service revenues	4,720	3,856	10,387	5,369
Non-Topic 606 revenues	266	—	419	—
Total Water Solutions revenues	197,244	164,910	378,546	330,989
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	475,103	551,394	925,231	1,399,170
Crude oil transportation and other	12,242	22,812	24,288	43,407
Non-Topic 606 revenues	2,505	1,827	4,883	3,686
Elimination of intersegment sales	(137)	(1,250)	(299)	(6,109)
Total Crude Oil Logistics revenues	489,713	574,783	954,103	1,440,154
Liquids Logistics:
Topic 606 revenues
Refined products sales	620,323	635,758	1,198,362	1,384,437
Propane sales	102,266	198,783	213,952	420,578
Butane sales	105,920	151,716	176,078	352,192
Other product sales	102,954	161,091	182,795	315,733
Service revenues	5,519	3,661	6,838	6,643
Non-Topic 606 revenues	217,157	118,745	346,526	256,104
Total Liquids Logistics revenues	1,154,139	1,269,754	2,124,551	2,735,687
Total revenues	$1,841,096	$2,009,447	$3,457,200	$4,506,830

During the three months ended September 30, 2023 and 2022, our Liquids Logistics revenues included $31.6 million and $60.3 million of non-US revenues, respectively, and during the six months ended September 30, 2023 and 2022, our Liquids Logistics revenues included $51.2 million and $102.0 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 6 and Note 7) and operating income (loss) by segment for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Depreciation and Amortization:
Water Solutions	$52,114	$51,388	$106,599	$101,298
Crude Oil Logistics	9,573	11,775	19,319	23,529
Liquids Logistics	2,448	3,465	5,727	6,914
Corporate and Other	5,653	5,814	11,353	11,669
Total	$69,788	$72,442	$142,998	$143,410

Operating Income (Loss):
Water Solutions	$59,118	$47,128	$128,449	$100,733
Crude Oil Logistics	14,778	32,927	31,785	51,916
Liquids Logistics	23,577	1,653	31,408	28,293
Corporate and Other	(11,443)	(12,938)	(33,592)	(24,909)
Total	$86,030	$68,770	$158,050	$156,033

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Water Solutions	$38,842	$40,862	$77,798	$81,697
Crude Oil Logistics	1,930	2,144	2,904	6,277
Liquids Logistics	4,597	2,419	8,690	3,805
Corporate and Other	465	383	534	750
Total	$45,834	$45,808	$89,926	$92,529

The following tables summarize long-lived assets, net (consisting of property, plant and equipment, goodwill, intangible assets and operating lease right-of-use assets) and total assets by segment at the dates indicated:

	September 30, 2023	March 31, 2023
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,742,444	$2,810,534
Crude Oil Logistics	848,992	870,999
Liquids Logistics (1)	357,407	363,736
Corporate and Other	36,894	39,363
Total	$3,985,737	$4,084,632

(1)    Includes $9.0 million and $12.5 million of non-US long-lived assets at September 30, 2023 and March 31, 2023, respectively.

	September 30, 2023	March 31, 2023
	(in thousands)
Total assets:
Water Solutions	$2,937,464	$3,009,869
Crude Oil Logistics	1,724,136	1,616,953
Liquids Logistics (1)	910,349	774,221
Corporate and Other	55,966	55,101
Total	$5,627,915	$5,456,144

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)    Includes $37.1 million and $32.3 million of non-US total assets at September 30, 2023 and March 31, 2023, respectively.

Note 12—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Purchases from equity method investees	$419	$381	$905	$879
Purchases from entities affiliated with management	$—	$—	$100	$—

Accounts receivable from affiliates consist of the following at the dates indicated:

	September 30, 2023	March 31, 2023
	(in thousands)
NGL Energy Holdings LLC	$13,733	$11,688
Equity method investees	1,302	673
Entities affiliated with management	—	1
Total	$15,035	$12,362

Accounts payable to affiliates consist of the following at the dates indicated:

	September 30, 2023	March 31, 2023
	(in thousands)
Equity method investees	$43	$64
Entities affiliated with management	1	1
Total	$44	$65

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan, which was set to mature in September 2023. On September 1, 2023, KAIR2014 entered into an agreement to extend the maturity date of the loan to September 1, 2028. Accordingly, we and H. Michael Krimbill executed new joint and several guarantees for the benefit of the lender for KAIR2014’s outstanding loan. As of September 30, 2023, the outstanding balance of the loan is approximately $2.1 million. Payments are made monthly, reducing the outstanding balance. As our guarantee is joint and several, we could be liable for the entire outstanding balance of the loan. The loan is collateralized by the airplane owned by KAIR2014 and in the event of a default, the lender could seek payment in full from us. As of September 30, 2023, no accrual has been recorded related to our guarantee.

Note 13—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of September 30, 2023.

The majority of our revenue agreements are in the scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 11 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $57.1 million and $58.8 million, respectively, of net gains related to changes in the mark-to-market value of these contracts recorded during the three months and six months ended September 30, 2023.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at September 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (six months)	$66,931
2025	93,770
2026	25,234
2027	11,273
2028	1,848
2029	860
Thereafter	1,072
Total	$200,988

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	September 30, 2023	March 31, 2023
	(in thousands)
Accounts receivable from contracts with customers	$421,754	$425,760
Contract assets (current)	$—	$10,050

Contract liabilities balance at March 31, 2023	$14,520
Payment received and deferred	24,034
Payment recognized in revenue	(9,674)
Contract liabilities balance at September 30, 2023	$28,880

Note 14—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost (1)	$11,971	$13,482	$24,083	$27,160
Variable lease cost (1)	8,561	7,562	16,287	14,590
Short-term lease cost (1)	230	54	270	148
Finance lease cost
Amortization of right-of-use asset (2)	1	1	2	1
Interest on lease obligation (3)	3	2	6	2
Total lease cost	$20,766	$21,101	$40,648	$41,901

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes maturities of our lease obligations at September 30, 2023 (in thousands):

	Operating	Finance
Fiscal Year Ending March 31,	Leases	Lease (1)
2024 (six months)	$21,842	$14
2025	32,461	28
2026	19,658	28
2027	13,529	28
2028	11,000	10
2029	4,908	—
Thereafter	25,365	—
Total lease payments	128,763	108
Less imputed interest	(31,412)	(24)
Total lease obligations	$97,351	$84

(1)    At September 30, 2023, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities.

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$24,266	$27,074
Operating cash outflows from finance lease	$6	$2
Financing cash outflows from finance lease	$8	$2

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$26,188	$7,846
Finance lease	$—	$102

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2023 and 2022, fixed rental revenue was $4.3 million, which includes $1.1 million of sublease revenue, and $3.3 million, which includes $0.9 million of sublease revenue, respectively. During the six months ended September 30, 2023 and 2022, fixed rental revenue was $8.7 million, which includes $2.1 million of sublease revenue, and $6.8 million, which includes $1.1 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancellable operating lease agreements at September 30, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (six months)	$8,617
2025	10,244
2026	10,507
2027	9,244
2028	6,293
2029	1,795
Total	$46,700

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 15—Allowance for Current Expected Credit Loss (CECL)

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2023	$1,964	$48
Change in provision for expected credit losses	(19)	135
Write-offs charged against the provision	(105)	—
Balance at September 30, 2023	$1,840	$183

Note 16—Other Matters

Sale of Certain Water Disposal Assets

On June 21, 2023, we sold certain saltwater disposal assets in the Eagle Ford Basin to a third-party for total consideration of $3.0 million, of which $0.05 million was in cash and $2.95 million was a loan receivable. Interest on the loan receivable is based on the prime rate and is due monthly beginning on August 1, 2023. The loan receivable matures on December 31, 2025. We recorded a loss of $5.4 million within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2023.

On July 25, 2023, we entered into an agreement in which we terminated a minimum volume water disposal contract and sold certain saltwater disposal assets and intangible assets in the Pinedale Anticline Basin to a third-party for total consideration of $8.7 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. For this transaction, the consideration was allocated between the termination of the water disposal contract and the sale of assets based on their relative fair values. The terminated contract included a minimum volume commitment through December 31, 2025. Approximately $7.8 million of the total consideration was allocated to the termination of the water disposal contract and was recognized as revenue, and the remaining $0.9 million was allocated to the sale of assets. We recorded a loss of $21.1 million on the sale within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2023.

As these sale transactions do not represent a strategic shift that will have a major effect on our operations or financial results, operations related to these portions of our Water Solutions segment have not been classified as discontinued operations.

Sale of Certain Natural Gas Liquids Terminals

On July 24, 2023, we sold two natural gas liquids terminals in the Pacific Northwest to a third-party for total consideration of $16.0 million in cash. Also, as part of this transaction, we wrote off goodwill allocated to this transaction and

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

terminated an existing lease. We recorded a gain of $6.9 million within loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the six months ended September 30, 2023.

As this sale transaction did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to this portion of our Liquids Logistics segment have not been classified as discontinued operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and six months ended September 30, 2023. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 31, 2023.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At September 30, 2023, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

Global Pandemic, International Conflicts and Market Update

Since March 2020, and throughout the last three years, global markets and commodity prices have been extremely volatile due to the impacts from the COVID-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022 and the current conflict between Israel and Hamas that began in October 2023. While we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still volatility that we expect to continue at least for the near-term and possibly longer, due to the uncertainty of the pandemic, the war in Ukraine, the conflict between Israel and Hamas and the result of any economic recession or depression that has occurred or may occur in the future. This volatility could negatively impact future prices for crude oil, natural gas, petroleum products and industrial products.

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

Seismic Activity

The subsurface injection of produced water for disposal has been associated with recent induced seismic events in Texas and New Mexico. While these events have been of relatively low magnitude, industry and relevant state regulators are, nevertheless, taking proactive measures to attempt to prevent similar induced seismic events. More specifically, we are engaged in various collaborative industry efforts with other disposal operators and relevant state regulatory agencies, working to collect and review data, enhance understanding of regional fault systems, and ultimately develop and implement appropriate longer-term mitigation strategies. As part of this effort, we have implemented reductions in injected volumes at certain facilities, and where appropriate have temporarily shut-in facilities. To date, due to the capacity of our integrated system in the affected areas, the diverse locations of our disposal facilities, and the connectivity of our system, our ability to dispose of produced water has not been materially impacted by these actions, and with our unique positioning outside of the affected areas, we have the ability to grow our asset base.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenues	$1,841,096	$2,009,447	$3,457,200	$4,506,830
Cost of sales	1,578,448	1,764,120	2,957,777	4,019,131
Operating expenses	77,389	84,158	154,070	156,018
General and administrative expense	17,496	16,628	37,787	33,385
Depreciation and amortization	65,526	68,118	134,505	134,778
Loss on disposal or impairment of assets, net	16,207	7,653	15,011	7,485
Operating income	86,030	68,770	158,050	156,033
Equity in earnings of unconsolidated entities	851	1,207	942	1,881
Interest expense	(58,627)	(68,297)	(118,149)	(135,608)
Gain on early extinguishment of liabilities, net	63	2,479	6,871	4,141
Other income (expense), net	310	(15)	616	631
Income before income taxes	28,627	4,144	48,330	27,078
Income tax expense	(342)	(537)	(482)	(365)
Net income	28,285	3,607	47,848	26,713
Less: Net income attributable to noncontrolling interests	(257)	(97)	(519)	(342)
Net income attributable to NGL Energy Partners LP	$28,028	$3,510	$47,329	$26,371

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to commodity price volatility, acquisitions, dispositions and other transactions. Our results of operations for the three months and six months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2024.

Recent Developments

Dispositions

The following transactions impacted the comparability of our results of operations between our current and prior fiscal years.

As previously reported, on June 21, 2023, we sold certain saltwater disposal assets in the Eagle Ford Basin (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

On July 24, 2023, we sold two natural gas liquids terminals in the Pacific Northwest (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

On July 25, 2023, we entered into an agreement in which we terminated a minimum volume water disposal contract and sold certain saltwater disposal assets and intangible assets in the Pinedale Anticline Basin (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

As previously reported, on March 30, 2023, we sold our crude marine assets and on March 31, 2023, we sold certain saltwater disposal assets in the Midland Basin.

Segment Operating Results for the Three Months Ended September 30, 2023 and 2022

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$154,751	$126,295	$28,456
Sale of recovered crude oil	31,101	27,472	3,629
Recycled water	947	2,962	(2,015)
Other revenues	10,445	8,181	2,264
Total revenues	197,244	164,910	32,334
Expenses:
Cost of sales-excluding impact of derivatives	2,952	1,964	988
Derivative loss (gain)	4,472	(1,044)	5,516
Operating expenses	53,867	55,539	(1,672)
General and administrative expenses	1,183	961	222
Depreciation and amortization expense	52,053	51,327	726
Loss on disposal or impairment of assets, net	23,599	9,035	14,564
Total expenses	138,126	117,782	20,344
Segment operating income	$59,118	$47,128	$11,990

Produced water processed (barrels per day)
Delaware Basin	2,156,733	1,986,585	170,148
Eagle Ford Basin	138,509	112,337	26,172
DJ Basin	146,124	153,766	(7,642)
Other Basins	—	13,150	(13,150)
Total	2,441,366	2,265,838	175,528
Recycled water (barrels per day)	35,341	93,898	(58,557)
Total (barrels per day)	2,476,707	2,359,736	116,971
Skim oil sold (barrels per day)	4,378	3,216	1,162
Service fees for produced water processed ($/barrel) (1)	$0.69	$0.61	$0.08
Recovered crude oil for produced water processed ($/barrel) (1)	$0.14	$0.13	$0.01
Operating expenses for produced water processed ($/barrel) (1)	$0.24	$0.27	$(0.03)

(1)    Total produced water barrels processed during the three months ended September 30, 2023 and 2022 were 224,605,594 and 208,457,135, respectively. These amounts do not include 20,763,928 barrels and 12,592,473 barrels for the three months ended September 30, 2023 and 2022, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers mainly in the Delaware Basin, increased fees from new contracts entered into during fiscal year 2023 and higher fees charged for interruptible spot volumes. Also, there was an increase in payments made by certain producers for committed volumes not delivered. Service fees for produced water processed ($/barrel) also benefited from these deficiency payments. In addition, during July 2023, we entered into a transaction in which a portion of the total consideration received was allocated to revenue due to the termination of a minimum volume water disposal contract (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Recovered Crude Oil Revenues. The increase was due primarily to greater skim oil barrels sold as a result of higher skim oil recovered from increased produced water processed, and the sale during the quarter of approximately 53,000 barrels of skim oil that were stored at the end of the prior quarter due to tighter pipeline specifications.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to lower recycled water volumes related to timing of water to be used in completions.

Other Revenues. Other revenues primarily include brackish non-potable water revenues, water pipeline revenues, land surface use revenues, solids disposal revenues and reimbursements from construction projects. The increase was due primarily to higher reimbursements from construction projects and higher sales of brackish non-potable water due to a new customer contract. These increases were partially offset by lower water pipeline revenues due to the expiration of certain pipeline commitment revenue in December 2022.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations. In addition, we incurred trucking expenses for skim oil sales during the three months ended September 30, 2023.

Derivative Loss (Gain). We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended September 30, 2023, we had $4.5 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives. During the three months ended September 30, 2022, we had $4.3 million of net unrealized gains on derivatives and $3.3 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The decrease was due primarily to lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently and lower severance taxes as a result of a severance tax refund in September 2023 related to prior periods partially offset by higher severance taxes due to an increase in revenue from recovered crude oil. Also, during the three months ended September 30, 2022, we incurred increased costs for pollution remediation and clean up costs related to fires at two locations. These decreases from the prior year period were partially offset by higher utilities expense and overhead costs.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure partially offset by certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2023 and six months ended September 30, 2023.

Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2023, we recorded a net loss of $21.2 million primarily related to the sale of certain assets and a net loss of $2.4 million related to the abandonment of certain capital projects and the retirement of certain assets. During the three months ended September 30, 2022, we recorded an impairment charge of $8.0 million to write down the value of an inactive saltwater disposal facility and equipment at another saltwater disposal facility. We also recorded a net loss of $1.1 million primarily related to the abandonment of certain capital projects and the sale and retirement of certain other miscellaneous assets.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$475,103	$551,394	$(76,291)
Crude oil transportation and other	14,747	24,639	(9,892)
Total revenues (1)	489,850	576,033	(86,183)
Expenses:
Cost of sales-excluding impact of derivatives	439,698	543,263	(103,565)
Derivative loss (gain)	15,366	(27,814)	43,180
Operating expenses	9,946	14,934	(4,988)
General and administrative expenses	956	1,244	(288)
Depreciation and amortization expense	9,573	11,775	(2,202)
Gain on disposal or impairment of assets, net	(467)	(296)	(171)
Total expenses	475,072	543,106	(68,034)
Segment operating income	$14,778	$32,927	$(18,149)

Crude oil sold (barrels)	5,636	5,839	(203)
Crude oil transported on owned pipelines (barrels)	6,484	6,600	(116)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	2,250	1,501	749
Crude oil inventory (barrels) (2)	660	660	—
Crude oil sold ($/barrel)	$84.298	$94.433	$(10.135)
Cost per crude oil sold ($/barrel) (3)	$78.016	$93.040	$(15.024)
Crude oil product margin ($/barrel) (3)	$6.282	$1.393	$4.889

(1)    Revenues include $0.1 million and $1.3 million of intersegment sales during the three months ended September 30, 2023 and 2022, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2023 and September 30, 2022, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases were due primarily to a decrease in crude oil prices during the three months ended September 30, 2023, compared to the three months ended September 30, 2022 and lower sales volumes due to an increase in buy/sell transactions during the three months ended September 30, 2023. Buy/sell transactions are transactions in which we purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

During the three months ended September 30, 2023, physical volumes on the Grand Mesa Pipeline averaged approximately 70,000 barrels per day, compared to approximately 72,000 barrels per day during the three months ended September 30, 2022. Lower demand for heavier crude oil grades, and the resulting lower crude oil prices, resulted in decreased production in the DJ Basin and consequently, lower contracted volumes shipped on Grand Mesa.

Margins from the sale of crude oil increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the sale of lower priced inventory into a market in which prices were increasing. During the three months ended September 30, 2022 we experienced the opposite, in which we were selling higher priced inventory into a market in which prices were declining.

Derivative Loss (Gain). Our cost of sales during the three months ended September 30, 2023 included $10.8 million of net realized losses on derivatives, driven by decreasing crude oil prices, and $4.6 million of net unrealized losses on derivatives. The previous amounts for the three months ended September 30, 2023 included net realized gains of $9.4 million and net unrealized losses of $4.8 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the three months ended

September 30, 2022 included $23.2 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $4.6 million of net unrealized gains on derivatives. The amount for the three months ended September 30, 2022 includes net realized gains of $8.8 million and net unrealized gains of $6.5 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to the sale of our marine assets on March 30, 2023.

Operating and General and Administrative Expenses. The decrease was primarily due to the sale of our marine assets on March 30, 2023.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our marine assets on March 30, 2023 and the impairment of certain terminal assets, which lowered their depreciable base, during the three months ended March 31, 2023.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2023, we recorded a net gain of $0.5 million primarily due to disposals and retirements of certain assets. During the three months ended September 30, 2022, we recorded a net gain of $0.3 million primarily due to disposals and retirements of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$620,323	$635,758	$(15,435)
Cost of sales-excluding impact of derivatives	614,709	629,166	(14,457)
Derivative loss (gain)	76	(479)	555
Product margin	5,538	7,071	(1,533)

Propane sales:
Revenues	102,795	199,536	(96,741)
Cost of sales-excluding impact of derivatives	95,421	198,046	(102,625)
Derivative loss	2,790	12,750	(9,960)
Product margin (loss)	4,584	(11,260)	15,844

Butane sales:
Revenues	106,301	152,213	(45,912)
Cost of sales-excluding impact of derivatives	94,880	159,484	(64,604)
Derivative loss (gain)	1,509	(10,791)	12,300
Product margin	9,912	3,520	6,392

Other product sales:
Revenues-excluding impact of derivatives	260,833	285,742	(24,909)
Cost of sales-excluding impact of derivatives	259,519	269,529	(10,010)
Derivative gain	(6,938)	(614)	(6,324)
Product margin	8,252	16,827	(8,575)

Service revenues:
Revenues	6,829	4,946	1,883
Cost of sales	454	351	103
Product margin	6,375	4,595	1,780

Expenses:
Operating expenses	13,576	13,685	(109)
General and administrative expenses	2,050	1,967	83
Depreciation and amortization expense	2,383	3,396	(1,013)
(Gain) loss on disposal or impairment of assets, net	(6,925)	52	(6,977)
Total expenses	11,084	19,100	(8,016)
Segment operating income	$23,577	$1,653	$21,924

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	157,589	167,559	(9,970)

Refined products sold (gallons)	209,919	186,031	23,888
Refined products sold ($/gallon)	$2.955	$3.417	$(0.462)
Cost per refined products sold ($/gallon) (2)	$2.928	$3.382	$(0.454)
Refined products product margin ($/gallon) (2)	$0.027	$0.035	$(0.008)
Refined products inventory (gallons) (1)	707	1,990	(1,283)

Propane sold (gallons)	129,988	169,775	(39,787)
Propane sold ($/gallon)	$0.791	$1.175	$(0.384)
Cost per propane sold ($/gallon) (2)	$0.734	$1.167	$(0.433)
Propane product margin ($/gallon) (2)	$0.057	$0.008	$0.049
Propane inventory (gallons) (1)	115,491	101,880	13,611

Butane sold (gallons)	108,085	111,551	(3,466)
Butane sold ($/gallon)	$0.983	$1.365	$(0.382)
Cost per butane sold ($/gallon) (2)	$0.878	$1.430	$(0.552)
Butane product margin (loss) ($/gallon) (2)	$0.105	$(0.065)	$0.170
Butane inventory (gallons) (1)	92,651	84,928	7,723

Other products sold (gallons)	100,389	104,979	(4,590)
Other products sold ($/gallon)	$2.598	$2.722	$(0.124)
Cost per other products sold ($/gallon) (2)	$2.585	$2.567	$0.018
Other products product margin ($/gallon) (2)	$0.013	$0.155	$(0.142)
Other products inventory (gallons) (1)	18,012	33,653	(15,641)

(1)    Information is presented as of September 30, 2023 and September 30, 2022, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, during the three months ended September 30, 2023 were due to a decrease in commodity prices which was partially offset by an increase in volumes, as we have added new supply and customer contracts in certain markets.

Refined Products product margins, excluding the impact of derivatives, decreased during the three months ended September 30, 2023. Higher margins in some markets returned to normal as supply issues were resolved and the supply/demand balance was restored. In addition, volumes in some key markets were lost as one of our major suppliers reallocated short supply to their branded business.

Refined Products Derivative Loss (Gain). Our Refined Products product margin during the three months ended September 30, 2023 included realized losses of $0.1 million and the three months ended September 30, 2022 included realized gains of $0.5 million.

Propane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower propane prices during the three months ended September 30, 2023. Propane volumes decreased during the three months ended September 30, 2023 due to lower performing terminals being idled, the sale of two terminals in the Pacific Northwest during the three months ended September 30, 2023, the loss of certain supply contracts and a focus on more profitable markets.

Propane product margins, excluding the impact of derivatives, increased during the three months ended September 30, 2023 as we sold lower priced inventory into a market with rising prices. In the prior year period, higher priced inventory was sold into a market with declining prices.

Propane Derivative Loss. Our wholesale cost of propane sales during the three months ended September 30, 2023 included net unrealized gains of $0.9 million on derivatives and $3.7 million of net realized losses on derivatives. Our wholesale cost of propane sales during the three months ended September 30, 2022 included $11.9 million of net unrealized losses on derivatives and $0.8 million of net realized losses on derivatives.

Butane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower commodity prices.

Butane product margins, excluding the impact of derivatives, increased during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 primarily due to higher demand for butane blending in the current year. In the prior year, we were negatively impacted by lower location differentials as the product we contracted to purchase at the beginning of the season competed against product purchased in a discounted market. In addition, we recorded a lower of cost or realizable value charge to reduce the value of our inventory during the prior year period.

Butane Derivative Loss (Gain). Our cost of butane sales during the three months ended September 30, 2023 included $4.5 million of net unrealized losses on derivatives and $3.1 million of net realized gains on derivatives. Our cost of butane sales during the three months ended September 30, 2022 included $8.7 million of net unrealized gains on derivatives and $2.0 million of net realized gains on derivatives.

Other Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to the decrease in market prices during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. We had entered into long-term biodiesel contracted in the prior year, when prices were higher, for delivery in the current period. Market prices for biodiesel decreased due to the Environmental Protection Agency (“EPA”) Renewable Fuel Standards (“RFS”) final mandate which lowered the required amount of biodiesel to be blended, thus increasing the amount of supply in the market. In addition, price and volume also declined for natural gasoline during the current period compared to the prior year period. The decrease in natural gasoline volumes was due to the loss of certain contracts. These decreases were partially offset by an increase in the volume of renewable identification numbers (“RINs”) sold in the current period.

Other product sales product margins, excluding the impact of derivatives, during the three months ended September 30, 2023 decreased from the prior year primarily due to long-term contracts becoming unfavorable, as described above. Margins during the prior year quarter benefited from favorable supply contracts.

Other Products Derivative Gain. Our derivatives of other products during the three months ended September 30, 2023 included $0.5 million of net unrealized gains on derivatives and $6.4 million of net realized gains on derivatives. Our derivatives of other products during the three months ended September 30, 2022 included $0.9 million of net unrealized losses on derivatives and $1.5 million of net realized gains on derivatives.

Service Revenues and Cost of Sales. This revenue includes storage, terminaling and transportation services income. Revenues during the three months ended September 30, 2023 increased from the prior year due to a minimum volume commitment billing of $4.7 million which was partially offset by lower terminal revenues due to terminals being idled and the sale of two terminals in the Pacific Northwest during the three months ended September 30, 2023.

Operating and General and Administrative Expenses. Operating and general and administrative expense during the three months ended September 30, 2023 was consistent with the three months ended September 30, 2022.

Depreciation and Amortization Expense. The decrease during the three months ended September 30, 2023 was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2023, we recorded a net gain of $6.9 million on the sale of two terminals in July 2023. During the three months ended September 30, 2022, we recorded a net loss of $0.1 million primarily due to disposals of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of sales
Derivative gain	$(3,381)	$—	$(3,381)
Expenses:
General and administrative expenses	13,307	12,456	851
Depreciation and amortization expense	1,517	1,620	(103)
Gain on disposal or impairment of assets, net	—	(1,138)	1,138
Total expenses	14,824	12,938	1,886
Operating loss	$(11,443)	$(12,938)	$1,495

Cost of Sales - Derivative Gain. Our cost of sales during the three months ended September 30, 2023 included $2.6 million of net realized gains on derivatives and $0.8 million of net unrealized gains on derivatives. We have entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands, as we experienced in the prior fiscal year, thus impacting our ability to reduce absolute indebtedness until commodity prices weakened. These positions will expire between November 2023 and March 2024.

General and Administrative Expenses. The expenses during the three months ended September 30, 2023 were higher due to increased business insurance expense as we paid the insurance company to be released from any future supplementary calls on our indemnity policy related to our former crude marine business (which we sold on March 30, 2023), as well as increased insurance premiums. We also incurred higher legal expenses. These increases were offset by lower incentive compensation expense due to the timing of the payments. In the prior year, incentive compensation payments were made during the three months ended September 30, 2022, while in the current fiscal year, incentive compensation payments were made during the three months ended June 30, 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense during the three months ended September 30, 2023 was consistent with the three months ended September 30, 2022.

Gain on Disposal or Impairment of Assets, Net. During the three months ended September 30, 2022, we sold an airplane for a gain of $1.3 million, which was partially offset by a loss recorded on the prepayment of a loan receivable due July 31, 2023.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $0.9 million during the three months ended September 30, 2023, compared to $1.2 million during the three months ended September 30, 2022. The decrease of $0.3 million during the three months ended September 30, 2023 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Senior secured notes	$38,437	$38,437	$—
Senior unsecured notes	10,297	20,284	(9,987)
Revolving credit facility	5,203	4,662	541
Other indebtedness	554	720	(166)
Total debt interest expense	54,491	64,103	(9,612)
Amortization of debt issuance costs	4,136	4,194	(58)
Total interest expense	$58,627	$68,297	$(9,670)

The debt interest expense decreased $9.6 million during the three months ended September 30, 2023 due primarily to the repurchase of the 7.5% senior unsecured notes due 2023 (“2023 Notes”) throughout the prior year, the redemption of the remaining 2023 Notes on March 31, 2023 and the repurchase of a portion of the outstanding 6.125% senior unsecured notes due 2025 (“2025 Notes”) during the three months ended June 30, 2023 as discussed further in Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report . This decrease was partially offset by an increase in the interest rates on our revolving credit facility during the current year.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $0.1 million during the three months ended September 30, 2023, compared to $2.5 million during the three months ended September 30, 2022. During the three months ended September 30, 2023, $0.1 million of debt issuance costs previously written off was reversed. During the three months ended September 30, 2022, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes (as defined herein). See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income (Expense), Net

Other income, net of $0.3 million during the three months ended September 30, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). Other expense, net of less than $0.1 million during the three months ended September 30, 2022 consisted primarily of a loss on the settlement of an asset acquired in an acquisition in fiscal year 2020, partially offset by a gain related to a bankruptcy settlement.

Income Tax Expense

Income tax expense was $0.3 million during the three months ended September 30, 2023, compared to income tax expense of $0.5 million during the three months ended September 30, 2022. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $0.3 million during the three months ended September 30, 2023, compared to $0.1 million during the three months ended September 30, 2022. The increase during the three months ended September 30, 2023 was due primarily to higher income from certain water solutions operations during the three months ended September 30, 2023.

Segment Operating Results for the Six Months Ended September 30, 2023 and 2022

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$297,703	$240,178	$57,525
Sale of recovered crude oil	54,118	65,921	(11,803)
Recycled water	5,167	7,372	(2,205)
Other revenues	21,558	17,518	4,040
Total revenues	378,546	330,989	47,557
Expenses:
Cost of sales-excluding impact of derivatives	5,521	6,782	(1,261)
Derivative loss	4,472	4,363	109
Operating expenses	108,949	103,736	5,213
General and administrative expenses	2,361	4,224	(1,863)
Depreciation and amortization expense	106,476	101,175	5,301
Loss on disposal or impairment of assets, net	22,318	9,976	12,342
Total expenses	250,097	230,256	19,841
Segment operating income	$128,449	$100,733	$27,716

Produced water processed (barrels per day)
Delaware Basin	2,154,906	1,937,179	217,727
Eagle Ford Basin	135,737	105,463	30,274
DJ Basin	157,745	152,057	5,688
Other Basins	1,481	15,505	(14,024)
Total	2,449,869	2,210,204	239,665
Recycled water (barrels per day)	67,213	115,294	(48,081)
Total (barrels per day)	2,517,082	2,325,498	191,584
Skim oil sold (barrels per day)	4,046	3,584	462
Service fees for produced water processed ($/barrel) (1)	$0.66	$0.59	$0.07
Recovered crude oil for produced water processed ($/barrel) (1)	$0.12	$0.16	$(0.04)
Operating expenses for produced water processed ($/barrel) (1)	$0.24	$0.26	$(0.02)

(1)    Total produced water barrels processed during the six months ended September 30, 2023 and 2022 were 448,325,889 and 404,467,330, respectively. These amounts do not include 23,873,967 barrels and 12,585,351 barrels for the six months ended September 30, 2023 and 2022, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers mainly in the Delaware Basin, increased fees from new contracts entered into during fiscal year 2023 and higher fees charged for interruptible spot volumes. Also, there was an increase in payments made by certain producers for committed volumes not delivered. Service fees for produced water processed ($/barrel) also benefited from these deficiency payments. In addition, during July 2023, we entered into a transaction in which a portion of the total consideration received was allocated to revenue due to the termination of a minimum volume water disposal contract (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Recovered Crude Oil Revenues. The decrease was due primarily to lower realized crude oil prices received from the sale of skim oil barrels partially offset by greater skim oil barrels sold as a result of higher skim oil recovered from increased produced water processed, and the sale during the current fiscal year of approximately 33,480 barrels of skim oil that were stored as of March 31, 2023 due to tighter pipeline specifications.

Recycled Water Revenues. The decrease was due primarily to lower recycled water volumes related to timing of water to be used in completions.

Other Revenues. The increase was due primarily to higher reimbursements from construction projects and higher land surface use revenues. These increases were partially offset by lower water pipeline revenues due to the expiration of certain pipeline commitment revenue in December 2022 and lower sales of brackish non-potable water related to the timing of our customers transitioning from brackish non-potable water to recycled water.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower purchases of brackish non-potable water from third-parties to meet customer needs due to the termination of a joint marketing agreement. This decrease was partially offset by costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations. In addition, we incurred trucking expenses for skim oil sales during the three months ended September 30, 2023.

Derivative Loss. During the six months ended September 30, 2023, we had $4.5 million of net unrealized losses on derivatives and less than $0.1 million of net realized losses on derivatives. During the six months ended September 30, 2022, we had $4.5 million of net unrealized gains on derivatives and $8.8 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher operating expenses due to increased produced water volumes processed. This increase was partially offset by lower severance taxes due to a decrease in revenue from recovered crude oil partially offset by a severance tax refund in September 2023 related to prior periods and lower legal and overhead costs.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure partially offset by certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2023 and six months ended September 30, 2023.

Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2023, we recorded a net loss of $16.2 million primarily related to the sale of certain assets and a net loss of $6.1 million related to the abandonment of certain capital projects and the retirement of certain assets. During the six months ended September 30, 2022, we recorded an impairment charge of $8.0 million to write down the value of an inactive saltwater disposal facility and equipment at another saltwater disposal facility. We also recorded a net loss of $1.6 million primarily related to the abandonment of certain capital projects and the sale and retirement of certain other miscellaneous assets and a loss of $0.5 million related to the termination of a joint marketing agreement.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$925,231	$1,399,170	$(473,939)
Crude oil transportation and other	29,171	47,093	(17,922)
Total revenues (1)	954,402	1,446,263	(491,861)
Expenses:
Cost of sales-excluding impact of derivatives	872,379	1,344,625	(472,246)
Derivative loss (gain)	8,146	(1,947)	10,093
Operating expenses	20,409	27,122	(6,713)
General and administrative expenses	1,935	2,574	(639)
Depreciation and amortization expense	19,319	23,529	(4,210)
Loss (gain) on disposal or impairment of assets, net	429	(1,556)	1,985
Total expenses	922,617	1,394,347	(471,730)
Segment operating income	$31,785	$51,916	$(20,131)

Crude oil sold (barrels)	11,643	13,473	(1,830)
Crude oil transported on owned pipelines (barrels)	13,047	13,770	(723)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	2,250	1,501	749
Crude oil inventory (barrels) (2)	660	660	—
Crude oil sold ($/barrel)	$79.467	$103.850	$(24.383)
Cost per crude oil sold ($/barrel) (3)	$74.927	$99.801	$(24.874)
Crude oil product margin ($/barrel) (3)	$4.540	$4.049	$0.491

(1)    Revenues include $0.3 million and $6.1 million of intersegment sales during the six months ended September 30, 2023 and 2022, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of September 30, 2023 and September 30, 2022, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases were due primarily to a decrease in crude oil prices during the six months ended September 30, 2023, compared to the six months ended September 30, 2022 and lower sales volumes primarily due to lower production in the DJ Basin and an increase in buy/sell transactions during the six months ended September 30, 2023.

During the six months ended September 30, 2023, physical volumes on the Grand Mesa Pipeline averaged approximately 71,000 barrels per day, compared to approximately 75,000 barrels per day during the six months ended September 30, 2022. Lower demand for heavier crude oil grades, and the resulting lower crude oil prices, resulted in decreased production in the DJ Basin and consequently, lower contracted volumes shipped on Grand Mesa.

During the six months ended June 30, 2023, margins declined due to lower volumes sold, as discussed above, offset by higher margins generated per barrel. During the three months ended June 30, 2023, margin per barrel decreased as higher priced inventory was sold into a market with declining prices. During the three months ended September 30, 2023, margin per barrel increased due to the sale of lower priced inventory into a market in which prices were rising. During the prior year periods, we experienced the opposite, as we sold lower priced inventory in a market with rising prices during the three months ended June 30, 2022, but sold higher priced inventory into a market in which prices were declining during the three months ended September 30, 2022. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative Loss (Gain). Our cost of sales during the six months ended September 30, 2023 included $1.5 million of net realized gains on derivatives, driven by increasing crude oil prices, and $9.7 million of net unrealized losses on derivatives. The previous amounts for the six months ended September 30, 2023 included net realized gains of $0.7 million and net unrealized gains of $0.4 million associated with derivative instruments related to our hedge of the CMA Differential Roll defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the six months ended September 30, 2022 included $53.6 million of net realized losses on derivatives, driven by the increasing crude oil prices, and $55.6 million of net unrealized gains on derivatives. The amount for the six months ended September 30, 2022 includes net realized losses of $37.5 million and net unrealized gains of $36.0 million associated with derivative instruments related to our hedge of the CMA Differential Roll.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to the sale of our marine assets on March 30, 2023.

Operating and General and Administrative Expenses. The decrease was primarily due to the sale of our marine assets on March 30, 2023. Additionally, the period benefited from lower incentive compensation expense and lower repairs and maintenance expense.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of our marine assets on March 30, 2023.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2023, we recorded a net loss of $0.4 million primarily due to disposals and retirements of certain assets. During the six months ended September 30, 2022, we recorded a net gain of $1.6 million primarily due to disposals and retirements of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$1,198,362	$1,384,437	$(186,075)
Cost of sales-excluding impact of derivatives	1,179,889	1,367,240	(187,351)
Derivative loss	187	573	(386)
Product margin	18,286	16,624	1,662

Propane sales:
Revenues	215,045	422,110	(207,065)
Cost of sales-excluding impact of derivatives	205,905	410,335	(204,430)
Derivative loss	681	10,818	(10,137)
Product margin	8,459	957	7,502

Butane sales:
Revenues	176,541	352,807	(176,266)
Cost of sales-excluding impact of derivatives	168,940	359,703	(190,763)
Derivative gain	(4,978)	(18,923)	13,945
Product margin	12,579	12,027	552

Other product sales:
Revenues-excluding impact of derivatives	466,624	580,748	(114,124)
Cost of sales-excluding impact of derivatives	464,970	536,281	(71,311)
Derivative (gain) loss	(8,337)	18,191	(26,528)
Product margin	9,991	26,276	(16,285)

Service revenues:
Revenues	9,228	9,084	144
Cost of sales	717	698	19
Product margin	8,511	8,386	125

Expenses:
Operating expenses	24,712	25,160	(448)
General and administrative expenses	3,845	3,988	(143)
Depreciation and amortization expense	5,597	6,777	(1,180)
(Gain) loss on disposal or impairment of assets, net	(7,736)	52	(7,788)
Total expenses	26,418	35,977	(9,559)
Segment operating income	$31,408	$28,293	$3,115

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	157,589	167,559	(9,970)

Refined products sold (gallons)	430,006	374,657	55,349
Refined products sold ($/gallon)	$2.787	$3.695	$(0.908)
Cost per refined products sold ($/gallon) (2)	$2.744	$3.649	$(0.905)
Refined products product margin ($/gallon) (2)	$0.043	$0.046	$(0.003)
Refined products inventory (gallons) (1)	707	1,990	(1,283)

Propane sold (gallons)	269,741	334,619	(64,878)
Propane sold ($/gallon)	$0.797	$1.261	$(0.464)
Cost per propane sold ($/gallon) (2)	$0.763	$1.226	$(0.463)
Propane product margin ($/gallon) (2)	$0.034	$0.035	$(0.001)
Propane inventory (gallons) (1)	115,491	101,880	13,611

Butane sold (gallons)	186,574	232,076	(45,502)
Butane sold ($/gallon)	$0.946	$1.520	$(0.574)
Cost per butane sold ($/gallon) (2)	$0.905	$1.550	$(0.645)
Butane product margin (loss) ($/gallon) (2)	$0.041	$(0.030)	$0.071
Butane inventory (gallons) (1)	92,651	84,928	7,723

Other products sold (gallons)	191,488	198,616	(7,128)
Other products sold ($/gallon)	$2.437	$2.924	$(0.487)
Cost per other products sold ($/gallon) (2)	$2.428	$2.700	$(0.272)
Other products product margin ($/gallon) (2)	$0.009	$0.224	$(0.215)
Other products inventory (gallons) (1)	18,012	33,653	(15,641)

(1)    Information is presented as of September 30, 2023 and September 30, 2022, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, during the six months ended September 30, 2023 were due to a decrease in commodity prices which was partially offset by an increase in volumes, as we have added new supply and customer contracts in certain markets.

Refined Products product margins, excluding the impact of derivatives, decreased during the six months ended September 30, 2023 as higher margins in some markets returned to normal as supply issues were resolved and the supply/demand balance was restored.

Refined Products Derivative Loss. Our Refined Products product margin during the six months ended September 30, 2023 included realized losses of $0.2 million and the six months ended September 30, 2022 included realized losses of $0.6 million.

Propane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower propane prices during the six months ended September 30, 2023. Propane volumes decreased during the six months ended September 30, 2023 due to lower performing terminals being idled, the sale of two terminals in the Pacific Northwest during the three months ended September 30, 2023, the loss of certain supply contracts and a focus on more profitable markets.

Propane product margins, excluding the impact of derivatives, have remained consistent during the six months ended September 30, 2023 compared to the six months ended September 30, 2022.

Propane Derivative Loss. Our wholesale cost of propane sales included $3.2 million of net unrealized gains on derivatives and $3.9 million of net realized losses on derivatives during the six months ended September 30, 2023. During the six months ended September 30, 2022, our wholesale cost of propane sales included $11.9 million of net unrealized losses on derivatives and $1.1 million of net realized gains on derivatives.

Butane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales were due primarily to lower butane prices. The decrease was also due to lower volumes as a result of weak spot demand during the first half of the period, weak export demand and a change in strategy by a significant customer.

Butane product margins, excluding the impact of derivatives, increased during the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily due to higher demand for butane blending. In the prior year, we were negatively impacted by lower location differentials as the product we contracted to purchase at the beginning of the season competed against product purchased in a discounted market. In addition, we recorded a lower of cost or realizable value charge to reduce the value of our inventory during the prior year period.

Butane Derivative Gain. Our cost of butane sales during the six months ended September 30, 2023 included $2.3 million of net unrealized gains on derivatives and $2.7 million of net realized gains on derivatives. Our cost of butane sales included $14.8 million of net unrealized gains on derivatives and $4.1 million of net realized gains on derivatives during the six months ended September 30, 2022.

Other Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to the decrease in market prices during the six months ended September 30, 2023 as compared to the prior year period. Market prices for biodiesel decreased due to the EPA’s RFS final mandate which lowered the required amount of biodiesel to be blended, thus increasing the amount of supply in the market. Sales of RIN’s also decreased with lower prices. The decrease was also the result of lower natural gasoline volumes due to the loss of certain contracts.

Other product sales product margins, excluding the impact of derivatives, during the six months ended September 30, 2023 decreased due to the increased supply of biodiesel in the market due to the EPA’s final RFS mandate, which lowered biodiesel and RIN’s prices and delivery of biodiesel contracts entered into in the prior year, when prices were higher, for delivery in the current period when prices were declining.

Other Products Derivatives (Gain) Loss. Our derivatives of other products included no unrealized gains/losses on derivatives and $8.3 million of net realized gains on derivatives during the six months ended September 30, 2023. Our derivatives of other products during the six months ended September 30, 2022 included $1.2 million of net unrealized losses on derivatives and $17.0 million of net realized losses on derivatives.

Service Revenues and Cost of Sales. This revenue includes storage, terminaling and transportation services income. The increase during the six months ended September 30, 2023 was primarily due to a minimum volume commitment billing of $4.7 million which was partially offset by lower terminal revenues due to terminals being idled and the sale of two terminals in the Pacific Northwest during the six months ended September 30, 2023.

Operating and General and Administrative Expenses. Operating and general and administrative expense during the six months ended September 30, 2023 was consistent with the six months ended September 30, 2022.
Depreciation and Amortization Expense. The decrease during the six months ended September 30, 2023 was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2023, we recorded a net gain of $6.9 million due to the sale of two terminals in July 2023 and recorded a net gain of $0.8 million due to the disposal of certain other assets. During the six months ended September 30, 2022, we recorded a net loss of $0.1 million primarily due to disposals of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of sales
Derivative loss	$833	$—	$833
Expenses:
General and administrative expenses	29,646	22,599	7,047
Depreciation and amortization expense	3,113	3,297	(184)
Gain on disposal or impairment of assets, net	—	(987)	987
Total expenses	32,759	24,909	7,850
Operating loss	$(33,592)	$(24,909)	$(8,683)

Cost of Sales - Derivative Loss. Our cost of sales during the six months ended September 30, 2023 included $0.4 million of net realized losses on derivatives and $0.4 million of net unrealized losses on derivatives. We have entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands, as we experienced in the prior fiscal year, thus impacting our ability to reduce absolute indebtedness until commodity prices weakened. These positions will expire between November 2023 and March 2024.

General and Administrative Expenses. The expenses during the six months ended September 30, 2023 were higher than the six months ended September 30, 2022 due to increased business insurance expense as we paid the insurance company to be released from any future supplementary calls on our indemnity policy related to our former crude marine business (which we sold on March 30, 2023), as well as increased insurance premiums. We also incurred higher legal expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense during the six months ended September 30, 2023 was consistent with the six months ended September 30, 2022.

Gain on Disposal or Impairment of Assets, Net. During the six months ended September 30, 2022, we sold an airplane for a gain of $1.3 million, which was partially offset by a loss recorded on the prepayment of a loan receivable that was due July 31, 2023.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $0.9 million during the six months ended September 30, 2023, compared to $1.9 million during the six months ended September 30, 2022. The decrease of $1.0 million during the six months ended September 30, 2023 was due primarily to lower earnings from certain membership interests related to specific land and water services operations.

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands)
Senior secured notes	$76,875	$76,875	$—
Senior unsecured notes	21,260	41,103	(19,843)
Revolving credit facility	9,805	7,902	1,903
Other indebtedness	1,969	1,356	613
Total debt interest expense	109,909	127,236	(17,327)
Amortization of debt issuance costs	8,240	8,372	(132)
Total interest expense	$118,149	$135,608	$(17,459)

The debt interest expense decreased $17.3 million during the six months ended September 30, 2023 due primarily to the repurchase of the 2023 Notes throughout the prior year, the redemption of the remaining 2023 Notes on March 31, 2023 and the repurchase of a portion of the outstanding 2025 Notes during the three months ended June 30, 2023 as discussed further in Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report. This decrease was partially offset by an increase in the interest rates on our revolving credit facility during the current year and an accrual of interest related to a legal claim (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $6.9 million during the six months ended September 30, 2023, compared to $4.1 million during the six months ended September 30, 2022. During the six months ended September 30, 2023 and 2022, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes (as defined herein). See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net of $0.6 million during the six months ended September 30, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). Other income, net of $0.6 million during the six months ended September 30, 2022 consisted primarily of gains related to bankruptcy settlements.

Income Tax Expense

Income tax expense was $0.5 million during the six months ended September 30, 2023, compared to income tax expense of $0.4 million during the six months ended September 30, 2022. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interest income was $0.5 million during the six months ended September 30, 2023, compared to $0.3 million during the six months ended September 30, 2022. The increase during the six months ended September 30, 2023 was due primarily to higher income from certain water solutions operations during the six months ended September 30, 2023.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$28,285	$3,607	$47,848	$26,713
Less: Net income attributable to noncontrolling interests	(257)	(97)	(519)	(342)
Net income attributable to NGL Energy Partners LP	28,028	3,510	47,329	26,371
Interest expense	58,642	68,313	118,178	135,639
Income tax expense	342	537	482	365
Depreciation and amortization	65,502	68,103	134,423	134,717
EBITDA	152,514	140,463	300,412	297,092
Net unrealized losses (gains) on derivatives	9,691	(4,828)	9,059	(61,730)
CMA Differential Roll net losses (gains) (1)	2,233	(6,518)	(6,904)	28,102
Inventory valuation adjustment (2)	(6,436)	(3,560)	(6,100)	(4,115)
Lower of cost or net realizable value adjustments	1,080	10,143	3,844	857
Loss on disposal or impairment of assets, net	16,207	7,653	15,011	7,485
Gain on early extinguishment of liabilities, net	(63)	(2,479)	(6,871)	(4,141)
Equity-based compensation expense	410	479	884	976
Acquisition expense (3)	42	—	47	—
Other (4)	536	889	1,487	1,592
Adjusted EBITDA	$176,214	$142,242	$310,869	$266,118

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
(4)    Amounts represent unrealized gains/losses on marketable securities and accretion expense for asset retirement obligations. Also, the amount for the six months ended September 30, 2022 includes non-cash operating expenses related to our Grand Mesa Pipeline.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization per EBITDA table	$65,502	$68,103	$134,423	$134,717
Intangible asset amortization recorded to cost of sales	(65)	(69)	(130)	(137)
Depreciation and amortization attributable to unconsolidated entities	(193)	(194)	(352)	(364)
Depreciation and amortization attributable to noncontrolling interests	282	278	564	562
Depreciation and amortization per unaudited condensed consolidated statements of operations	$65,526	$68,118	$134,505	$134,778

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Depreciation and amortization per EBITDA table	$134,423	$134,717
Amortization of debt issuance costs recorded to interest expense	8,240	8,372
Amortization of royalty expense recorded to operating expense	123	123
Depreciation and amortization attributable to unconsolidated entities	(352)	(364)
Depreciation and amortization attributable to noncontrolling interests	564	562
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$142,998	$143,410

The following table reconciles interest expense per the EBITDA table above to interest expense in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest expense per EBITDA table	$58,642	$68,313	$118,178	$135,639
Interest expense attributable to unconsolidated entities	(15)	(16)	(29)	(31)
Interest expense per unaudited condensed consolidated statements of operations	$58,627	$68,297	$118,149	$135,608

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended September 30, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$59,118	$14,778	$23,577	$(11,443)	$86,030
Depreciation and amortization	52,053	9,573	2,383	1,517	65,526
Amortization recorded to cost of sales	—	—	65	—	65
Net unrealized losses (gains) on derivatives	4,471	4,554	3,230	(2,564)	9,691
CMA Differential Roll net losses (gains)	—	2,233	—	—	2,233
Inventory valuation adjustment	—	—	(6,436)	—	(6,436)
Lower of cost or net realizable value adjustments	—	—	1,080	—	1,080
Loss (gain) on disposal or impairment of assets, net	23,599	(467)	(6,925)	—	16,207
Equity-based compensation expense	—	—	—	410	410
Acquisition expense	(29)	—	65	6	42
Other income (expense), net	248	(1)	14	49	310
Adjusted EBITDA attributable to unconsolidated entities	1,032	—	(21)	51	1,062
Adjusted EBITDA attributable to noncontrolling interest	(542)	—	—	—	(542)
Other	439	43	54	—	536
Adjusted EBITDA	$140,389	$30,713	$17,086	$(11,974)	$176,214

	Three Months Ended September 30, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$47,128	$32,927	$1,653	$(12,938)	$68,770
Depreciation and amortization	51,327	11,775	3,396	1,620	68,118
Amortization recorded to cost of sales	—	—	69	—	69
Net unrealized (gains) losses on derivatives	(4,340)	(4,575)	4,087	—	(4,828)
CMA Differential Roll net losses (gains)	—	(6,518)	—	—	(6,518)
Inventory valuation adjustment	—	—	(3,560)	—	(3,560)
Lower of cost or net realizable value adjustments	—	(493)	10,636	—	10,143
Loss (gain) on disposal or impairment of assets, net	9,035	(296)	52	(1,138)	7,653
Equity-based compensation expense	—	—	—	479	479
Other (expense) income, net	(251)	303	(91)	24	(15)
Adjusted EBITDA attributable to unconsolidated entities	1,387	—	(17)	45	1,415
Adjusted EBITDA attributable to noncontrolling interest	(373)	—	—	—	(373)
Other	861	(260)	288	—	889
Adjusted EBITDA	$104,774	$32,863	$16,513	$(11,908)	$142,242

	Six Months Ended September 30, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$128,449	$31,785	$31,408	$(33,592)	$158,050
Depreciation and amortization	106,476	19,319	5,597	3,113	134,505
Amortization recorded to cost of sales	—	—	130	—	130
Net unrealized losses (gains) on derivatives	4,471	9,689	(5,489)	388	9,059
CMA Differential Roll net losses (gains)	—	(6,904)	—	—	(6,904)
Inventory valuation adjustment	—	—	(6,100)	—	(6,100)
Lower of cost or net realizable value adjustments	—	—	3,844	—	3,844
Loss (gain) on disposal or impairment of assets, net	22,318	429	(7,736)	—	15,011
Equity-based compensation expense	—	—	—	884	884
Acquisition expense	(28)	—	84	(9)	47
Other income, net	428	105	15	68	616
Adjusted EBITDA attributable to unconsolidated entities	1,259	—	(26)	95	1,328
Adjusted EBITDA attributable to noncontrolling interest	(1,088)	—	—	—	(1,088)
Other	1,298	81	108	—	1,487
Adjusted EBITDA	$263,583	$54,504	$21,835	$(29,053)	$310,869

	Six Months Ended September 30, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$100,733	$51,916	$28,293	$(24,909)	$156,033
Depreciation and amortization	101,175	23,529	6,777	3,297	134,778
Amortization recorded to cost of sales	—	—	137	—	137
Net unrealized gains on derivatives	(4,464)	(55,580)	(1,686)	—	(61,730)
CMA Differential Roll net losses (gains)	—	28,102	—	—	28,102
Inventory valuation adjustment	—	—	(4,115)	—	(4,115)
Lower of cost or net realizable value adjustments	—	1,074	(217)	—	857
Loss (gain) on disposal or impairment of assets, net	9,976	(1,556)	52	(987)	7,485
Equity-based compensation expense	—	—	—	976	976
Other income (expense), net	8	331	(184)	476	631
Adjusted EBITDA attributable to unconsolidated entities	2,212	—	(24)	89	2,277
Adjusted EBITDA attributable to noncontrolling interest	(905)	—	—	—	(905)
Other	1,086	125	381	—	1,592
Adjusted EBITDA	$209,821	$47,941	$29,414	$(21,058)	$266,118

Liquidity, Sources of Capital and Capital Resource Activities

General

Our principal sources of liquidity and capital resource requirements are cash flows from our operations, borrowings under our asset-based revolving credit facility (“ABL Facility”), issuing long-term notes, common and/or preferred units, loans from financial institutions, asset securitizations or asset sales. We expect our primary cash outflows to be related to capital expenditures, interest, repayment of debt maturities and distributions.

We believe that our anticipated cash flows from operations and the borrowing capacity under our ABL Facility will be sufficient to meet our liquidity needs, including the repayment of the 2025 Notes. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we entered into economic hedges that mitigate this exposure when we are building inventory. These positions will expire between November 2023 and March 2024.

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

The ABL Facility commitments are $600.0 million which includes a sub-limit for letters of credit of $250.0 million. At September 30, 2023, $156.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $139.0 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

For additional information related to our ABL Facility, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of September 30, 2023, our current assets exceeded our current liabilities by approximately $256.1 million.

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

For additional information related to our long-term debt, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Capital Expenditures, Acquisitions and Other Investments

The following table summarizes expansion and maintenance capital expenditures (which excludes additions for tank bottoms and linefill and has been prepared on the accrual basis), acquisitions and other investments for the periods indicated.

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended September 30,
2023	$29,476	$16,358	$—	$—
2022	$31,589	$14,219	$—	$346

Six Months Ended September 30,
2023	$57,041	$32,885	$—	$258
2022	$62,943	$29,586	$—	$346

(1)    There were no acquisitions during the three months or six months ended September 30, 2023 or 2022.
(2)    Amounts for the three months and six months ended September 30, 2022 and the six months ended September 30, 2023 relate to contributions made to unconsolidated entities. There were no other investments during the three months ended September 30, 2023.

Capital expenditures for the fiscal year ending March 31, 2024 are expected to be approximately $130 to $150 million.

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

For a discussion of contractual obligations, see Note 7, Note 8 and Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Six Months Ended September 30,
Cash Flows Provided by (Used in):	2023	2022
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$210,878	$203,661
Changes in operating assets and liabilities	(79,778)	(235,333)
Operating activities	$131,100	$(31,672)
Investing activities	$(56,768)	$(60,470)
Financing activities	$(77,083)	$92,860

Operating Activities. The increase in net cash provided by operating activities during the six months ended September 30, 2023 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, due to higher crude oil volumes and prices during the six months ended September 30, 2023, and increased earnings from operations.

Investing Activities. Net cash used in investing activities was $56.8 million during the six months ended September 30, 2023, compared to net cash used in investing activities of $60.5 million during the six months ended September 30, 2022. The decrease in net cash used in investing activities was due primarily to:

•a $25.9 million increase in proceeds received primarily from the sale of certain saltwater disposal assets and intangible assets in the Pinedale Anticline Basin, the sale of certain saltwater disposal assets in the Eagle Ford Basin and the sale of two natural gas liquids terminals in the Pacific Northwest in July 2023; and
•a decrease in capital expenditures from $94.0 million (includes payment of amounts accrued as of March 31, 2022) during the six months ended September 30, 2022 to $80.4 million (includes payment of amounts accrued as of March 31, 2023) during the six months ended September 30, 2023 due primarily to the timing of the expenditures in our Water Solutions segment.

These decreases in net cash used in investing activities were partially offset by a $36.2 million increase in payments to settle derivatives.

Financing Activities. Net cash used in financing activities was $77.1 million during the six months ended September 30, 2023, compared to net cash provided by financing activities of $92.9 million during the six months ended September 30, 2022. The increase in net cash used in financing activities was due primarily to:

•a decrease of $153.0 million in borrowings on the revolving credit facility (net of repayments) during the six months ended September 30, 2023; and
•an increase of $18.5 million paid in cash to repurchase a portion of our Senior Unsecured Notes during the six months ended September 30, 2023.

Supplemental Guarantor Information

NGL Energy Partners LP (parent) and NGL Energy Finance Corp. are co-issuers of the Senior Unsecured Notes (see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report). Certain of our wholly owned subsidiaries (“Guarantor Subsidiaries”) have, jointly and severally, fully and unconditionally guaranteed the Senior Unsecured Notes.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At September 30, 2023, we had $156.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 8.27%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.2 million, based on borrowings outstanding at September 30, 2023.

The current distribution rate for the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) is a floating rate of the three-month London Interbank Offered Rate (“LIBOR”) interest rate (5.40% for the quarter ended September 30, 2023) plus a spread of 7.213%. A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at September 30, 2023. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), and the rules implementing the LIBOR Act.

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

The following table summarizes the hypothetical impact on the September 30, 2023 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$(4,095)
Crude oil (Crude Oil Logistics segment)	$(3,053)
Propane (Liquids Logistics segment)	$(4,716)
Butane (Liquids Logistics segment)	$(1,940)
Refined Products (Liquids Logistics segment)	$(800)
Other Products (Liquids Logistics segment)	$(1,241)
Canadian dollars (Liquids Logistics segment)	$124

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

At September 30, 2023, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

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

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2023. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of September 30, 2023, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved from time to time in various legal proceedings and claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption “Legal Contingencies” in Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report, which is incorporated by reference into this Item 1.

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Pursuant to certain covenants within the indenture of our 2026 Senior Secured Notes, the board of directors of our general partner temporarily suspended all common unit and preferred unit distributions. For additional information related to the suspension of distributions, see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended September 30, 2023, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description
10.1
Fourth Amendment to Credit Agreement dated as of July 13, 2023, by and among NGL Energy Operating LLC, NGL Energy Partners LP, each Guarantor party hereto, JPMorgan Chase Bank, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

22.1
List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP (incorporated by reference to Exhibit 22.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and March 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended September 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and six months ended September 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: November 9, 2023		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: November 9, 2023		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer