Form 10-Q
period 2023-12-31
NGL Energy Partners LP
filed 2024-02-08
CIK 1504461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

At February 7, 2024, there were 132,512,766 common units issued and outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains various forward-looking statements and information that are based on NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) beliefs and those of our general partner (“GP”), as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Certain words in this Quarterly Report such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, identify forward-looking statements. Although we and our GP believe such forward-looking statements are reasonable, neither we nor our GP can assure they will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key risk factors that may affect our consolidated financial position and results of operations are:

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
•the issuance of executive orders, changes in applicable laws, regulations and policies, including tax, environmental, transportation, and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the effect of such laws, regulations and policies (now existing or in the future) on our business operations;
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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in Thousands, except unit amounts)

	December 31, 2023	March 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$738	$5,431
Accounts receivable-trade, net of allowance for expected credit losses of $1,928 and $1,964, respectively	999,503	1,033,956
Accounts receivable-affiliates	15,459	12,362
Inventories	201,575	142,607
Prepaid expenses and other current assets	123,292	98,089
Total current assets	1,340,567	1,292,445
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $945,414 and $898,184, respectively	2,137,386	2,223,380
GOODWILL	707,583	712,364
INTANGIBLE ASSETS, net of accumulated amortization of $371,703 and $580,860, respectively	999,636	1,058,668
INVESTMENTS IN UNCONSOLIDATED ENTITIES	19,535	21,090
OPERATING LEASE RIGHT-OF-USE ASSETS	101,549	90,220
OTHER NONCURRENT ASSETS	56,231	57,977
Total assets	$5,362,487	$5,456,144
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$831,991	$927,591
Accounts payable-affiliates	28	65
Accrued expenses and other payables	195,427	133,616
Advance payments received from customers	27,727	14,699
Operating lease obligations	32,839	34,166
Total current liabilities	1,088,012	1,110,137
LONG-TERM DEBT, net of debt issuance costs of $21,729 and $30,117, respectively	2,683,918	2,857,805
OPERATING LEASE OBLIGATIONS	70,830	58,450
OTHER NONCURRENT LIABILITIES	107,806	111,226
COMMITMENTS AND CONTINGENCIES (NOTE 8)

CLASS D 9.00% PREFERRED UNITS, 600,000 and 600,000 preferred units issued and outstanding, respectively	551,097	551,097

EQUITY:
General partner, representing a 0.1% interest, 132,645 and 132,059 notional units, respectively	(52,562)	(52,551)
Limited partners, representing a 99.9% interest, 132,512,766 and 131,927,343 common units issued and outstanding, respectively	549,600	455,564
Class B preferred limited partners, 12,585,642 and 12,585,642 preferred units issued and outstanding, respectively	305,468	305,468
Class C preferred limited partners, 1,800,000 and 1,800,000 preferred units issued and outstanding, respectively	42,891	42,891
Accumulated other comprehensive loss	(457)	(450)
Noncontrolling interests	15,884	16,507
Total equity	860,824	767,429
Total liabilities and equity	$5,362,487	$5,456,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in Thousands, except unit and per unit amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
REVENUES:
Water Solutions	$179,301	$180,242	$557,847	$511,231
Crude Oil Logistics	425,294	531,613	1,379,397	1,971,767
Liquids Logistics	1,265,182	1,427,385	3,389,733	4,163,072
Total Revenues	1,869,777	2,139,240	5,326,977	6,646,070
COST OF SALES:
Water Solutions	(2,573)	2,534	7,420	13,679
Crude Oil Logistics	386,418	471,891	1,266,644	1,808,460
Liquids Logistics	1,224,059	1,385,943	3,290,784	4,057,360
Corporate and Other	(1,772)	—	(939)	—
Total Cost of Sales	1,606,132	1,860,368	4,563,909	5,879,499
OPERATING COSTS AND EXPENSES:
Operating	79,115	81,353	233,185	237,371
General and administrative	17,934	17,216	55,721	50,601
Depreciation and amortization	65,597	69,327	200,102	204,105
(Gain) loss on disposal or impairment of assets, net	(790)	8,306	14,221	15,791
Operating Income	101,789	102,670	259,839	258,703
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated entities	838	1,213	1,780	3,094
Interest expense	(57,221)	(75,920)	(175,370)	(211,528)
Gain on early extinguishment of liabilities, net	—	2,667	6,871	6,808
Other income, net	515	28,100	1,131	28,731
Income Before Income Taxes	45,921	58,730	94,251	85,808
INCOME TAX (EXPENSE) BENEFIT	(154)	252	(636)	(113)
Net Income	45,767	58,982	93,615	85,695
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(85)	(448)	(604)	(790)
NET INCOME ATTRIBUTABLE TO NGL ENERGY PARTNERS LP	$45,682	$58,534	$93,011	$84,905
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS - BASIC (NOTE 3)	$10,244	$26,007	$(10,947)	$(5,571)
NET INCOME (LOSS) ALLOCATED TO COMMON UNITHOLDERS - DILUTED (NOTE 3)	$10,244	$26,123	$(10,947)	$(5,571)
BASIC INCOME (LOSS) PER COMMON UNIT	$0.08	$0.20	$(0.08)	$(0.04)
DILUTED INCOME (LOSS) PER COMMON UNIT	$0.08	$0.19	$(0.08)	$(0.04)
BASIC WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	132,220,055	131,015,658	132,025,268	130,802,920
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	132,498,734	134,485,325	132,025,268	130,802,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in Thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$45,767	$58,982	$93,615	$85,695
Other comprehensive income (loss)	16	1	(7)	(131)
Comprehensive income	$45,783	$58,983	$93,608	$85,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Nine Months Ended December 31, 2023
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2023	$(52,551)	14,385,642	$348,359	131,927,343	$455,564	$(450)	$16,507	$767,429
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(377)	(377)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	—	474	—	—	474
Net (loss) income	(14)	—	—	—	19,315	—	262	19,563
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCE AT JUNE 30, 2023	(52,565)	14,385,642	348,359	131,927,343	475,353	(434)	16,392	787,105
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(572)	(572)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	—	410	—	—	410
Net (loss) income	(7)	—	—	—	28,035	—	257	28,285
Other comprehensive loss	—	—	—	—	—	(39)	—	(39)
BALANCE AT SEPTEMBER 30, 2023	(52,572)	14,385,642	348,359	131,927,343	503,798	(473)	16,077	815,189
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(278)	(278)
Common unit repurchases and cancellations (Note 9)	—	—	—	(21,302)	(84)	—	—	(84)
Equity issued pursuant to incentive compensation plan (Note 9)	—	—	—	606,725	214	—	—	214
Net income	10	—	—	—	45,672	—	85	45,767
Other comprehensive income	—	—	—	—	—	16	—	16
BALANCE AT DECEMBER 31, 2023	$(52,562)	14,385,642	$348,359	132,512,766	$549,600	$(457)	$15,884	$860,824

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Equity
Nine Months Ended December 31, 2022
(in Thousands, except unit amounts)

		Limited Partners
		Preferred		Common
	General Partner	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2022	$(52,478)	14,385,642	$348,359	130,695,970	$401,486	$(308)	$17,394	$714,453
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(975)	(975)
Equity issued pursuant to incentive compensation plan	—	—	—	—	497	—	—	497
Net (loss) income	(5)	—	—	—	22,866	—	245	23,106
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
BALANCE AT JUNE 30, 2022	(52,483)	14,385,642	348,359	130,695,970	424,849	(358)	16,664	737,031
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(274)	(274)
Equity issued pursuant to incentive compensation plan	—	—	—	—	479	—	—	479
Net (loss) income	(27)	—	—	—	3,537	—	97	3,607
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)
BALANCE AT SEPTEMBER 30, 2022	(52,510)	14,385,642	348,359	130,695,970	428,865	(440)	16,487	740,761
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(267)	(267)
Common unit repurchases and cancellations	—	—	—	(31,828)	(42)	—	—	(42)
Equity issued pursuant to incentive compensation plan	—	—	—	657,600	890	—	—	890
Net income	26	—	—	—	58,508	—	448	58,982
Other comprehensive income	—	—	—	—	—	1	—	1
BALANCE AT DECEMBER 31, 2022	$(52,484)	14,385,642	$348,359	131,321,742	$488,221	$(439)	$16,668	$800,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in Thousands)

	Nine Months Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$93,615	$85,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	212,893	217,028
Gain on early extinguishment of liabilities, net	(6,871)	(6,808)
Equity-based compensation expense	1,098	1,866
Loss on disposal or impairment of assets, net	14,221	15,791
Change in provision for expected credit losses	194	(485)
Net adjustments to fair value of commodity derivatives	(13,287)	13,879
Equity in earnings of unconsolidated entities	(1,780)	(3,094)
Distributions of earnings from unconsolidated entities	2,867	2,568
Lower of cost or net realizable value adjustments	6,496	3,050
Other	3,402	701
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable-trade and affiliates	30,469	(4,778)
Inventories	(65,464)	(24,904)
Other current and noncurrent assets	31,442	6,285
Accounts payable-trade and affiliates	(95,735)	(131,086)
Other current and noncurrent liabilities	10,381	31,157
Net cash provided by operating activities	223,941	206,865
INVESTING ACTIVITIES:
Capital expenditures	(119,896)	(122,362)
Net settlements of commodity derivatives	6,916	28,521
Proceeds from sales of assets	46,536	22,120
Proceeds from divestitures of businesses and investments, net	16,000	—
Investments in unconsolidated entities	(258)	(346)
Distributions of capital from unconsolidated entities	1,376	—
Net cash used in investing activities	(49,326)	(72,067)
FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facility	1,411,000	1,432,000
Payments on revolving credit facility	(1,494,000)	(1,392,000)
Repayment and repurchase of senior unsecured notes	(91,982)	(168,047)
Payments on other long-term debt	—	(1,931)
Debt issuance costs	(1,787)	(1,340)
Distributions to noncontrolling interest owners	(1,227)	(1,516)
Common unit repurchases and cancellations	(84)	(42)
Payments to settle contingent consideration liabilities	(1,216)	(1,204)
Principal payments of finance lease	(12)	(6)
Net cash used in financing activities	(179,308)	(134,086)
Net (decrease) increase in cash and cash equivalents	(4,693)	712
Cash and cash equivalents, beginning of period	5,431	3,822
Cash and cash equivalents, end of period	$738	$4,534
Supplemental cash flow information:
Cash interest paid	$135,313	$163,203
Income taxes paid (net of income tax refunds)	$2,943	$3,088
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$10,167	$7,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Organization and Operations

NGL Energy Partners LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At December 31, 2023, our operations included three segments:

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
•Our Liquids Logistics segment conducts supply operations for natural gas liquids, refined petroleum products and biodiesel to a broad range of commercial, retail and industrial customers across the United States and Canada. These operations are conducted through our 22 owned terminals, third-party storage and terminal facilities, nine common carrier pipelines and a fleet of leased railcars. We also provide services for marine exports of butane through our facility located in Chesapeake, Virginia and we also own a propane pipeline in Michigan. We attempt to reduce our exposure to price fluctuations by using back-to-back physical contracts and pre-sale agreements that allow us to lock in a margin on a percentage of our winter volumes. We also enter into financially settled derivative contracts as economic hedges of our physical inventory, physical sales and physical purchase contracts.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited condensed consolidated financial statements exclude certain information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated balance sheet at March 31, 2023 was derived from our audited consolidated financial statements for the fiscal year ended March 31, 2023 included in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on May 31, 2023.

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

We have a deferred tax liability of $40.2 million and $40.7 million at December 31, 2023 and March 31, 2023, respectively, as a result of acquiring corporations in connection with certain of our acquisitions, which is included within other noncurrent liabilities in our unaudited condensed consolidated balance sheets. The deferred tax liability is the tax effected cumulative temporary difference between the GAAP basis and tax basis of the acquired assets within the corporation. For GAAP purposes, certain of the acquired assets will be depreciated and amortized over time which will lower the GAAP basis. The deferred tax benefit recorded during the nine months ended December 31, 2023 was $0.5 million with an effective tax rate of 23.4%. The deferred tax benefit recorded during the nine months ended December 31, 2022 was $1.6 million with an effective tax rate of 25.1%.

We evaluate uncertain tax positions for recognition and measurement in the unaudited condensed consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. We had no uncertain tax positions that required recognition in our unaudited condensed consolidated financial statements at December 31, 2023 or March 31, 2023.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Inventories consist of the following at the dates indicated:

	December 31, 2023	March 31, 2023
	(in thousands)
Propane	$74,480	$46,910
Crude oil	56,902	49,586
Butane	38,430	18,384
Biodiesel	16,444	19,778
Diesel	5,199	2,536
Other	10,120	5,413
Total	$201,575	$142,607

Investments in Unconsolidated Entities

Investments we do not control, but can exercise significant influence over, are accounted for using the equity method of accounting. Investments in partnerships and limited liability companies, unless our investment is considered to be minor, and investments in unincorporated joint ventures are also accounted for using the equity method of accounting.

Our investments in unconsolidated entities consist of the following at the dates indicated:

Entity	Segment	Ownership Interest	December 31, 2023	March 31, 2023
			(in thousands)
Water services and land company	Water Solutions	50%	$14,456	$15,036
Water services and land company	Water Solutions	10%	2,781	3,511
Water services and land company	Water Solutions	50%	2,176	2,071
Natural gas liquids terminal company	Liquids Logistics	50%	122	164
Aircraft company (1)	Corporate and Other	50%	—	308
Total			$19,535	$21,090

(1)    This is an investment with a related party. As the distributions we received exceeded our investment, the balance of $0.7 million has been recorded within other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

Other Noncurrent Assets

Other noncurrent assets consist of the following at the dates indicated:

	December 31, 2023	March 31, 2023
	(in thousands)
Linefill (1)	$37,861	$37,861
Loan receivable (2)	7,419	8,592
Minimum shipping fees - pipeline commitments (3)	1,424	4,628
Other	9,527	6,896
Total	$56,231	$57,977

(1)    Represents minimum volumes of product we are required to leave on certain third-party owned pipelines under long-term shipment commitments. At December 31, 2023 and March 31, 2023, linefill consisted of 502,686 barrels of crude oil. Linefill held in pipelines we own is included within property, plant and equipment (see Note 4).
(2)    Represents the noncurrent portion of loan receivables, net of allowances for expected credit losses, primarily related to the sale of certain saltwater disposal assets. At December 31, 2023 and March 31, 2023, the loan receivable balance was $10.3 million and $8.6 million, respectively, of which $2.9 million is recorded within prepaid expenses and other current assets in our December 31, 2023 unaudited condensed consolidated balance sheet. See Note 16 for a discussion of activity during the current fiscal year.
(3)    Represents the noncurrent portion of minimum shipping fees paid in excess of volumes shipped, or deficiency credits, for a contract with a crude oil pipeline operator. This amount can be recovered when volumes shipped exceed the minimum monthly volume commitment (see Note 8). At December 31, 2023 and March 31, 2023, the deficiency credit was $5.7 million and $8.9 million, respectively, of which $4.3 million and $4.3 million, respectively, are recorded within prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Expenses and Other Payables

Accrued expenses and other payables consist of the following at the dates indicated:

	December 31, 2023	March 31, 2023
	(in thousands)
Accrued interest	$76,987	$49,362
Derivative liabilities	39,414	14,752
Accrued compensation and benefits	28,806	27,013
Excise and other tax liabilities	17,909	11,777
Product exchange liabilities	5,961	4,047
Other	26,350	26,665
Total	$195,427	$133,616

Reclassifications

We have reclassified certain prior period financial statement information to be consistent with the classification methods used in the current fiscal year. These reclassifications did not impact previously reported amounts of assets, liabilities, equity, net income or cash flows.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for the Partnership’s fiscal year beginning April 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which includes amendments intended to improve the accounting for and disclosure of crypto assets. The ASU requires crypto assets to be measured at fair value each reporting period and for changes from remeasurement to be recognized in net income. The ASU also requires enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual crypto asset holdings. The ASU is effective for the Partnership’s fiscal year beginning April 1, 2025, including interim periods during that fiscal year, with early adoption permitted and requires a cumulative-effect adjustment upon adoption. This ASU does not currently impact our financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which includes amendments intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective for the Partnership’s fiscal year beginning April 1, 2024, and interim periods within our fiscal year beginning April 1, 2025, with early adoption permitted and requires retrospective application. We are currently evaluating the ASU to determine its impact on our financial statement disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) interest rate or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date from December 31, 2022 to December 31, 2024 and left all other provisions of ASU No. 2020-04 unchanged. On April 13, 2022, the ABL Facility (as defined herein) was amended to replace the LIBOR benchmark with the SOFR (as defined herein) benchmark (as discussed further in Note 7). We are continuing to evaluate the effect that this guidance will have on our financial position, results of operations and cash flows.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3—Income (Loss) Per Common Unit

The following table presents our calculation of basic and diluted weighted average common units outstanding for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Weighted average common units outstanding during the period:
Common units - Basic	132,220,055	131,015,658	132,025,268	130,802,920
Effect of Dilutive Securities:
Partial redemption of Class D Preferred Units (1)	—	3,469,667	—	—
Service awards	278,679	—	—	—
Common units - Diluted	132,498,734	134,485,325	132,025,268	130,802,920

(1)    Under the if-converted method, this amount represents the number of common units that would be issued to partially redeem outstanding Class D Preferred Units. Per the amended and restated limited partnership agreement (“Partnership Agreement”), the Partnership can redeem up to 50% of the outstanding Class D Preferred Units, but is limited in the number of common units that can be used (the lower of 15% of the outstanding common units or 10 times the 30-day average daily trading volume) for the redemption.

For the three months ended December 31, 2023, the warrants and convertible securities were considered antidilutive and for the three months ended December 31, 2022, the service awards and warrants were considered antidilutive. For the nine months ended December 31, 2023 and 2022, all potential common units and convertible securities were considered antidilutive.

Our income (loss) per common unit is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net income	$45,767	$58,982	$93,615	$85,695
Less: Net income attributable to noncontrolling interests	(85)	(448)	(604)	(790)
Net income attributable to NGL Energy Partners LP	45,682	58,534	93,011	84,905
Less: Distributions to preferred unitholders (1)	(35,428)	(32,501)	(103,969)	(90,482)
Less: Net (income) loss allocated to GP (2)	(10)	(26)	11	6
Net income (loss) allocated to common unitholders - basic	10,244	26,007	(10,947)	(5,571)
Plus: Distributions to preferred unitholders (3)	—	116	—	—
Net income (loss) allocated to common unitholders - diluted	$10,244	$26,123	$(10,947)	$(5,571)
Basic income (loss) per common unit	$0.08	$0.20	$(0.08)	$(0.04)
Diluted income (loss) per common unit	$0.08	$0.19	$(0.08)	$(0.04)

(1)    Includes cumulative distributions for the three months and nine months ended December 31, 2023 and 2022 which were earned but not declared or paid (see Note 9 for a further discussion of the suspension of common unit and preferred unit distributions).
(2)    Net (income) loss allocated to the GP includes distributions to which it is entitled as the holder of incentive distribution rights.
(3)    Under the if-converted method, this amount represents the Class D Preferred Unit distributions that would be eliminated due to the partial redemption of the Class D Preferred Units.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 4—Property, Plant and Equipment

Our property, plant and equipment consists of the following at the dates indicated:

Description	Estimated Useful Lives			December 31, 2023	March 31, 2023
	(in years)			(in thousands)
Natural gas liquids terminal and storage assets	2	-	30	$158,248	$160,939
Pipeline and related facilities	30	-	40	266,129	265,253
Vehicles and railcars (1)	3	-	25	92,197	92,640
Water treatment facilities and equipment	3	-	30	2,009,707	2,040,792
Crude oil tanks and related equipment	2	-	30	223,262	221,881
Information technology equipment	3	-	7	35,700	35,884
Buildings and leasehold improvements	3	-	40	122,421	130,119
Land				80,729	89,474
Tank bottoms and linefill (2)				35,072	40,001
Other	3	-	20	2,553	10,908
Construction in progress				56,782	33,673
Gross property, plant and equipment				3,082,800	3,121,564
Accumulated depreciation				(945,414)	(898,184)
Net property, plant and equipment				$2,137,386	$2,223,380

(1)    Includes a finance lease right-of-use asset of $0.1 million at December 31, 2023 and March 31, 2023. The accumulated amortization related to this finance lease is included within accumulated depreciation.
(2)    Tank bottoms, which are product volumes required for the operation of storage tanks, are recorded at historical cost. We recover tank bottoms when the storage tanks are removed from service. Linefill, which represents our portion of the product volume required for the operation of the proportionate share of a pipeline we own, is recorded at historical cost.

The following table summarizes depreciation expense and capitalized interest expense for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Depreciation expense	$49,588	$50,005	$147,899	$145,862
Capitalized interest expense	$458	$250	$1,107	$740

We record (gains) losses from the sales of property, plant and equipment and any write-downs in value due to impairment within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations. The following table summarizes (gains) losses on the disposal or impairment of property, plant and equipment by segment for the periods indicated:

	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2023
	(in thousands)
Water Solutions (1)	$(1,523)	$11,884
Crude Oil Logistics	2,101	2,436
Liquids Logistics (2)	—	(810)
Corporate and Other	(715)	(715)
Total	$(137)	$12,795

(1)    Amounts do not include the loss recognized on the sale of certain saltwater disposal assets discussed in Note 16.
(2)    Amounts do not include the gain recognized on the sale of three natural gas liquids terminals discussed in Note 16.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Note 5—Goodwill

The following table summarizes changes in goodwill by segment during the nine months ended December 31, 2023:

	Water Solutions	Crude Oil Logistics	Liquids Logistics	Total
	(in thousands)
Balance at March 31, 2023	$283,310	$309,971	$119,083	$712,364
Disposal (1)	—	—	(4,781)	(4,781)
Balance at December 31, 2023	$283,310	$309,971	$114,302	$707,583

(1)    Relates to the sale of two natural gas liquids terminals within our Liquids Logistics segment on July 24, 2023 (see Note 16).

Note 6—Intangible Assets

Our intangible assets consist of the following at the dates indicated:

		December 31, 2023			March 31, 2023
Description	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Amortizable:
Customer relationships	18.6	$928,468	$(265,833)	$662,635	$1,196,468	$(492,002)	$704,466
Customer commitments	20.5	192,000	(34,560)	157,440	192,000	(28,800)	163,200
Pipeline capacity rights	19.9	7,799	(2,621)	5,178	7,799	(2,427)	5,372
Rights-of-way and easements	30.1	95,044	(17,407)	77,637	94,875	(15,138)	79,737
Water rights	15.9	99,869	(30,989)	68,880	99,869	(26,453)	73,416
Executory contracts and other agreements	24.8	21,054	(5,961)	15,093	21,570	(5,037)	16,533
Non-compete agreements	—	—	—	—	1,100	(1,082)	18
Debt issuance costs (1)	2.2	27,105	(14,332)	12,773	25,592	(9,921)	15,671
Total amortizable		1,371,339	(371,703)	999,636	1,639,273	(580,860)	1,058,413
Non-amortizable:
Trade names (2)		—		—	255		255
Total		$1,371,339	$(371,703)	$999,636	$1,639,528	$(580,860)	$1,058,668

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

Amortization expense is as follows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
Recorded In	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization	$16,009	$19,322	$52,203	$58,243
Cost of sales	65	68	195	205
Interest expense	1,515	1,203	4,410	3,564
Operating expenses	62	62	185	185
Total	$17,651	$20,655	$56,993	$62,197

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes expected amortization of our intangible assets at December 31, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (three months)	$17,409
2025	68,181
2026	65,999
2027	60,183
2028	57,327
2029	55,359
Thereafter	675,178
Total	$999,636

Note 7—Long-Term Debt

Our long-term debt consists of the following at the dates indicated:

	December 31, 2023			March 31, 2023
	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value	Face Amount	Unamortized Debt Issuance Costs (1)	Book Value
	(in thousands)
Senior secured notes:
7.500% Notes due 2026 (“2026 Senior Secured Notes”)	$2,050,000	$(19,124)	$2,030,876	$2,050,000	$(26,009)	$2,023,991
Asset-based revolving credit facility (“ABL Facility”)	55,000		55,000	138,000		138,000
Senior unsecured notes:
6.125% Notes due 2025 (“2025 Notes”)	280,745	(725)	280,020	380,020	(1,612)	378,408
7.5% Notes due 2026 (“2026 Notes”)	319,902	(1,880)	318,022	319,902	(2,496)	317,406
Long-term debt	$2,705,647	$(21,729)	$2,683,918	$2,887,922	$(30,117)	$2,857,805

(1)    Debt issuance costs related to the ABL Facility are reported within intangible assets, rather than as a reduction of the carrying amount of long-term debt.

Recent Developments

On February 2, 2024, we closed a debt refinancing transaction of $2.9 billion consisting of a private offering of $2.2 billion of senior secured notes, which includes $900.0 million of 8.125% 2029 senior secured notes (“2029 Senior Secured Notes”) and $1.3 billion of 8.375% senior secured notes due 2032 (“2032 Senior Secured Notes” and, together with the 2029 Senior Secured Notes, the “New Senior Secured Notes”). We also entered into a new seven-year $700.0 million senior secured term loan “B” credit facility (“Term Loan B”). The net proceeds from these transactions are being used (i) to fund the redemption, and related discharge of the indentures governing our existing 2025 Notes, 2026 Notes and 2026 Senior Secured Notes, including any applicable premiums and accrued and unpaid interest (as discussed further below), (ii) to pay fees and expenses in connection therewith, (iii) to repay borrowings under the ABL Facility and (iv) to the extent of any remaining net proceeds, for general corporate purposes.

In addition, in connection with the closing of the refinancing transactions, the ABL Facility was amended to extend the maturity to February 2029 and to make certain other changes to the terms thereof. No changes were made to the aggregate amount of commitments under the ABL Facility (see ABL Facility section below for a further discussion).

2029 Senior Secured Notes and 2032 Senior Secured Notes

The 2029 Senior Secured Notes bear interest at 8.125% and the 2032 Senior Secured Notes bear interest at 8.375%. Interest on the New Senior Secured Notes is payable on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2024. The 2029 Senior Secured Notes mature on February 15, 2029 and the 2032 Senior Secured Notes mature on February 15, 2032. The New Senior Secured Notes were issued pursuant to an indenture dated February 2, 2024 (“Indenture”).

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The New Senior Secured Notes are secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets.

The Indenture contains covenants that, among other things, limit our ability to: pay distributions or make other restricted payments or repurchase stock; incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; make certain investments; create or incur liens; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, make loans or advances or transfer assets to the guarantors (including the Partnership); enter into certain transactions with our affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and consolidate, merge or transfer or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications.

We have the option to redeem all or part of the 2029 Senior Secured Notes, at any time on or after February 15, 2026 at the redemption prices specified in the Indenture. Prior to such time, we have the option to redeem up to 40% of the principal amount of the 2029 Senior Secured Notes with an amount of cash not greater than the amount equal to the net cash proceeds from certain equity offerings at the redemption price specified in the Indenture. In addition, before February 15, 2026, we have the option to redeem all or part of the 2029 Senior Secured Notes at a redemption price equal to 100% of the aggregate principal amount of the 2029 Senior Secured Notes redeemed, plus an applicable “make-whole” premium as specified in the Indenture and accrued and unpaid interest, if any, to, but excluding, the redemption date.

We have the option to redeem all or part of the 2032 Senior Secured Notes, at any time on or after February 15, 2027 at the redemption prices specified in the Indenture. Prior to such time, we have the option to redeem up to 40% of the principal amount of the 2032 Senior Secured Notes with an amount of cash not greater than the amount equal to the net cash proceeds from certain equity offerings at the redemption price specified in the Indenture. In addition, before February 15, 2027, we have the option to redeem all or part of the 2032 Senior Secured Notes at a redemption price equal to 100% of the aggregate principal amount of the 2032 Senior Secured Notes redeemed, plus an applicable “make-whole” premium as specified in the Indenture and accrued and unpaid interest, if any, to, but excluding, the redemption date.

If we sell certain of our assets, or experience specific kinds of changes of control followed by a rating decline, each holder of the New Senior Secured Notes will have the right to require us to offer to repurchase all or any part of that holder’s New Senior Secured Notes at 101% of the aggregate principal amount of the New Senior Secured Notes to be repurchased plus accrued and unpaid interest on the New Senior Secured Notes repurchased to, but excluding, the date of purchase.

The Indenture contains other customary terms, events of default and covenants.

Term Loan B

The Term Loan B was issued at 99.25% of par for gross proceeds of $694.8 million. The Term Loan B was issued pursuant to a credit agreement dated February 2, 2024 (“Term Loan Credit Agreement”).

The Term Loan B bears interest at a SOFR-based rate or an alternate base rate, in each case plus an applicable margin. The applicable margin for alternate base rate loans varies from 3.25% to 3.50% and the applicable margin for SOFR-based loans varies from 4.25% to 4.50%, in each case, depending on our consolidated first lien net leverage ratio (as defined in the Term Loan Credit Agreement).

The Term Loan B will mature on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the fiscal quarter ended June 30, 2024, with the balance payable on maturity. We have the ability to prepay the Term Loan B at any time without premium or penalty, other than customary breakage costs and a premium of 1% of the principal amount prepaid, if the prepayment occurs prior to the six-month anniversary of the closing date. The Term Loan Credit Agreement contains customary mandatory prepayment requirements, including mandatory prepayments as a result of (a) excess cash flow (subject to certain customary exceptions and thresholds), (b) asset sales (subject to reinvestment rights and certain customary exceptions and thresholds) and (c) the incurrence of non-permitted indebtedness.

Under the Term Loan Credit Agreement, we are permitted to request, from time to time, (i) increases in the Term Loan B, and/or (ii) the establishment of new tranches of incremental term loans, in an aggregate principal amount of up to the greater

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
of $150 million and 20% of consolidated EBITDA plus such additional amounts depending upon satisfaction of certain ratio tests and other conditions, in each case subject to commitments from lenders and customary conditions.

The Term Loan B is secured by first priority liens on substantially all of our assets other than our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and second priority liens on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets.

The Term Loan Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Term Loan Credit Agreement requires that we maintain, on a quarterly basis, beginning with the quarter ended June 30, 2024, a debt service coverage rate (as defined in the Term Loan Credit Agreement) of no less than 1.1 to 1:00.

The Term Loan Credit Agreement contains other customary terms, events of default and covenants.

2026 Senior Secured Notes

The 2026 Senior Secured Notes bear interest at 7.5%, which is payable on February 1 and August 1 of each year. The 2026 Senior Secured Notes mature on February 1, 2026. The 2026 Senior Secured Notes were issued pursuant to an indenture dated February 4, 2021 (“2026 Indenture”).

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

The 2026 Indenture contains covenants that, among other things, limit our ability to: pay distributions or make other restricted payments or repurchase stock; incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; make certain investments; create or incur liens; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, make loans or advances or transfer assets to the guarantors (including the Partnership); enter into certain transactions with our affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate, transfer or sell all or substantially all of our assets. The 2026 Indenture specifically restricts our ability to pay distributions until our total leverage ratio (as defined in the 2026 Indenture) for the most recently ended four full fiscal quarters at the time of the distribution is not greater than 4.75 to 1.00. These covenants are subject to a number of important exceptions and qualifications.

Redemption Notice

On January 19, 2024, we delivered notice to the holders of the 2026 Senior Secured Notes that we intend to redeem all of the existing 2026 Senior Secured Notes at 101.875% of the principal amount, together with accrued and unpaid interest. On February 6, 2024, we redeemed all of the outstanding 2026 Senior Secured Notes for total consideration of $2.1 billion, which included the payment of accrued and unpaid interest of $2.1 million and a call premium of $38.4 million.

Compliance

At December 31, 2023, we were in compliance with the covenants under the 2026 Indenture.

ABL Facility

The ABL Facility is subject to a borrowing base, which includes a sub-limit for letters of credit. Total commitments under the ABL Facility are $600.0 million and the sub-limit for letters of credit is $250.0 million. The ABL Facility is secured by a lien on substantially all of our assets, including among other things, a first priority lien on our accounts receivable, inventory, pledged deposit accounts, cash and cash equivalents, renewable energy tax credits and related assets and a second priority lien on all of our other assets. At December 31, 2023, $55.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $130.1 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
At December 31, 2023, the borrowings under the ABL Facility had a weighted average interest rate of 9.07% calculated as the prime rate of 8.50% plus a margin of 1.50% on the alternate base borrowings and the weighted average secured overnight financing rate (“SOFR”) of 5.36% plus a margin of 2.60% on the SOFR borrowings. On December 31, 2023, the interest rate in effect on letters of credit was 2.50%.

The ABL Facility contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, distributions and other restricted payments, investments (including acquisitions) and transactions with affiliates. The ABL Facility contains, as the only financial covenant, a fixed charge coverage ratio that is tested based on the financial statements for the most recently ended fiscal quarter upon the occurrence and during the continuation of a Cash Dominion Event (as defined in the ABL Facility). At December 31, 2023, no Cash Dominion Event had occurred.

On February 2, 2024, we amended the ABL Facility to (i) extend the maturity to the earliest of (a) February 2, 2029 and (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, subject to certain exceptions, (ii) provide for a sub-limit of $200.0 million for letters of credit and a $200.0 million incremental facility, subject to the receipt of commitments from lenders and customary borrowing conditions, (iii) modify the applicable margin for loans under the ABL Facility based on SOFR or the alternate base rate to provide for a 0.25% decrease based on our consolidated net leverage ratio, (iv) provide for a mandatory prepayment under the ABL Facility while any loans are outstanding under the ABL Facility if aggregate “excess cash” (as defined in the ABL Facility) exceeds $50.0 million, subject to certain exceptions, and (v) certain other changes to the ABL Facility.

Compliance

At December 31, 2023, we were in compliance with the covenants under the ABL Facility.

Senior Unsecured Notes

The senior unsecured notes include the 2025 Notes, which mature on March 1, 2025 and the 2026 Notes, which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

Repurchases

The following table summarizes repurchases of Senior Unsecured Notes for the period indicated:

Nine Months Ended December 31, 2023
(in thousands)
2025 Notes
Notes repurchased (1)	$99,275
Cash paid (excluding payments of accrued interest)	$91,982
Gain on early extinguishment of debt (2)	$6,906

(1)    We did not repurchase any 2025 Notes during the three months ended December 31, 2023.
(2)    Gain on early extinguishment of debt for the 2025 Notes during the nine months ended December 31, 2023 is inclusive of the write-off of debt issuance costs of $0.4 million. The gain is reported within gain on early extinguishment of liabilities, net within our unaudited condensed consolidated statement of operations.

Redemption Notice

On January 19, 2024, we delivered notice to the holders of the 2025 Notes and the 2026 Notes that we intend to redeem all of the outstanding notes for each series at 100% of the principal amount, together with accrued and unpaid interest. We intend to redeem the 2025 Notes on February 20, 2024 and the 2026 Notes on April 14, 2024. A portion of the proceeds from the 2029 Senior Secured Notes and 2032 Senior Secured Notes Offering and Term Loan B issuance, as described above, have been deposited with a trustee for each series of notes to satisfy and discharge each indenture. The total amount deposited with the trustee for the redemption of the 2025 Notes was $288.8 million, which included the payment of accrued and unpaid

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
interest of $8.1 million. The total amount deposited with the trustee for the redemption of the 2026 Notes was $331.9 million, which included the payment of accrued and unpaid interest of $12.0 million.

Compliance

At December 31, 2023, we were in compliance with the covenants under all of the Senior Unsecured Notes indentures.

Debt Maturity Schedule

The scheduled maturities of our long-term debt are as follows at December 31, 2023:

Fiscal Year Ending March 31,	2026 Senior Secured Notes	ABL Facility	Senior Unsecured Notes	Total
	(in thousands)
2024 (three months)	$—	$—	$—	$—
2025	—	—	280,745	280,745
2026	2,050,000	55,000	—	2,105,000
2027	—	—	319,902	319,902
Total	$2,050,000	$55,000	$600,647	$2,705,647

Amortization of Debt Issuance Costs

Amortization expense for debt issuance costs related to long-term debt was $2.7 million and $3.0 million during the three months ended December 31, 2023 and 2022, respectively, and $8.0 million and $9.0 million during the nine months ended December 31, 2023 and 2022, respectively.

The following table summarizes expected amortization of debt issuance costs at December 31, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (three months)	$2,656
2025	10,570
2026	8,471
2027	32
Total	$21,729

Note 8—Commitments and Contingencies

Legal Contingencies

In August 2015, LCT Capital, LLC (“LCT”) filed a lawsuit against the GP and the Partnership seeking payment for investment banking services relating to the purchase of TransMontaigne Inc. and related assets in July 2014. After pre-trial rulings, LCT was limited to pursuing claims of (i) quantum meruit (the value of the services rendered by LCT) and (ii) fraudulent misrepresentation against the defendants. Following a jury trial conducted in Delaware state court from July 23, 2018 through August 1, 2018, the jury returned a verdict consisting of an award of $4.0 million for quantum meruit and $29.0 million for fraudulent misrepresentation, subject to statutory interest. On December 5, 2019, in response to the defendants’ post-trial motion, the Court issued an Order overturning the jury’s damages award and ordering the case to be set for a damages-only trial (“December 5th Order”). Both parties filed applications with the trial court asking the trial court to certify the December 5th Order for interlocutory, immediate review by the Appellate Court. On January 7, 2020, the Supreme Court of Delaware (“Supreme Court”) entered an Order accepting an interlocutory appeal of various issues relating to both the quantum meruit and fraudulent misrepresentation verdicts. The Supreme Court heard oral arguments of the parties on November 4, 2020, took the matters presented under advisement and on January 28, 2021, issued a ruling that (a) LCT is not entitled to “benefit-of-the-bargain” damages on its fraud claim; (b) LCT is not entitled to receive fraudulent misrepresentation damages separate from its quantum meruit damages; (c) the trial court abused its discretion when it ordered a new trial on damages relating to LCT’s claim of fraudulent misrepresentation; and (d) the trial court properly ordered a new trial on LCT’s claim of quantum meruit damages. The re-trial of the quantum meruit claim was conducted in Delaware state court from February 6, 2023 through February 15, 2023 and resulted in the jury returning a verdict consisting of an award of $36.0 million subject to statutory interest and costs, as applicable, which through December 31, 2023, equals approximately $23.2 million. The GP and the Partnership contend that the jury verdict is not supportable by controlling law or the evidentiary record, and on July 28, 2023,

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
filed their notice of appeal to the Delaware Supreme Court which raises various issues relating to the quantum meruit verdict, including but not limited to, certain written orders and oral evidentiary and other rulings made prior to and during the February 2023 remand trial. On October 12, 2023, LCT filed its answering brief on appeal and cross-appellant’s opening brief on cross-appeal. The GP and the Partnership filed their reply and answering brief on cross-appeal on November 13, 2023. On February 7, 2024, the Supreme Court of Delaware held before the Court en Banc oral arguments for the appeal matters and we are awaiting the ruling. Any allocation of the ultimate verdict award, if any, between the GP and the Partnership will be made by the board of directors of our GP once all information is available to it and after any post-trial and/or any appellate process has concluded and the verdict is final as a matter of law. As of December 31, 2023, we have accrued approximately $4.0 million related to this matter, of which approximately $1.6 million represents interest accrued through December 31, 2023.

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

Environmental Matters

At December 31, 2023, we have an environmental liability, measured on an undiscounted basis, of $1.3 million, which is recorded within accrued expenses and other payables in our unaudited condensed consolidated balance sheet. Our operations are subject to extensive federal, state, and local environmental laws and regulations. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our businesses, and there can be no assurance that we will not incur significant costs. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs. Accordingly, we have adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials designed to prevent material environmental or other damage, and to limit the financial liability that could result from such events. However, some risk of environmental or other damage is inherent in our businesses.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes changes in our asset retirement obligation, which is reported within other noncurrent liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Balance at March 31, 2023	$35,163
Liabilities incurred	1,064
Liabilities associated with disposed assets (1)	(3,718)
Liabilities settled	(222)
Accretion expense	2,053
Balance at December 31, 2023	$34,340

(1)    Relates to the sale of certain saltwater disposal wells and other long-lived assets within our Water Solutions segment and the sale of a natural gas liquids terminal in our Liquids Logistics segment (see Note 16).

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

The following table summarizes future minimum throughput payments under this agreement at December 31, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (three months)	$7,567
2025	30,351
Total	$37,918

Sales and Purchase Contracts

We have entered into product sales and purchase contracts for which we expect the parties to physically settle and deliver the inventory in future periods.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
At December 31, 2023, we had the following commodity purchase commitments:

	Crude Oil (1)		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Purchase Commitments:
2024 (three months)	$61,500	921	$29,804	33,312
2025	—	—	4,225	5,502
2026	—	—	4,464	6,510
2027	—	—	2,963	4,284
Total	$61,500	921	$41,456	49,608

Index-Price Commodity Purchase Commitments:
2024 (three months)	$1,077,896	15,491	$279,016	303,109
2025	2,072,605	30,351	112,627	143,301
2026	647,044	10,479	14,296	30,853
Total	$3,797,545	56,321	$405,939	477,263

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

At December 31, 2023, we had the following commodity sale commitments:

	Crude Oil		Natural Gas Liquids
	Value	Volume (in barrels)	Value	Volume (in gallons)
	(in thousands)
Fixed-Price Commodity Sale Commitments:
2024 (three months)	$61,818	921	$100,679	96,865
2025	—	—	14,596	16,980
2026	—	—	4,856	6,098
2027	—	—	3,140	4,247
2028	—	—	74	80
Total	$61,818	921	$123,345	124,270

Index-Price Commodity Sale Commitments:
2024 (three months)	$920,937	12,792	$308,635	288,406
2025	1,336,904	18,831	28,858	26,293
2026	26,772	390	317	210
Total	$2,284,613	32,013	$337,810	314,909

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

Certain other forward purchase and sale contracts do not qualify for the normal purchase and normal sale election. These contracts are recorded at fair value in our unaudited condensed consolidated balance sheet and are not included in the tables above. These contracts are included in the derivative disclosures in Note 10 and represent $55.3 million of our prepaid expenses and other current assets and $38.6 million of our accrued expenses and other payables at December 31, 2023.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Commitments

We have noncancellable agreements for product storage, railcar spurs and real estate. The following table summarizes future minimum payments under these agreements at December 31, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (three months)	$3,772
2025	4,036
2026	1,407
2027	1,386
2028	1,324
2029	1,240
Thereafter	3,217
Total	$16,382

Note 9—Equity

Partnership Equity

The Partnership’s equity consists of a 0.1% GP interest and a 99.9% limited partner interest, which consists of common units. Our GP has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its 0.1% GP interest. Our GP is not required to guarantee or pay any of our debts and obligations. At December 31, 2023, we owned 8.69% of our GP.

General Partner Contributions

In connection with the issuance of common units for the vesting of restricted units during the nine months ended December 31, 2023, we issued 586 notional units to our GP for less than $0.1 million in order to maintain its 0.1% interest in the Partnership.

Suspension of Common Unit and Preferred Unit Distributions

The board of directors of our GP temporarily suspended all distributions (common unit distributions which began with the quarter ended December 31, 2020 and preferred unit distributions which began with the quarter ended March 31, 2021) in order to deleverage our balance sheet and meet the financial performance ratios set within the 2026 Indenture, as discussed further in Note 7.

Class B Preferred Units

As of December 31, 2023, there were 12,585,642 of our Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) outstanding.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.59% for the quarter ended December 31, 2023) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), and the rules implementing the LIBOR Act. For the quarter ended December 31, 2023, we did not declare or pay distributions to the holders of the Class B Preferred Units, thus the quarterly distribution for December 31, 2023 is $0.8004 and the cumulative distribution since suspension for each Class B Preferred Unit is $7.8051, not including interest. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount earned as of December 31, 2023 is approximately $111.9 million.

Class C Preferred Units

As of December 31, 2023, there were 1,800,000 of our Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class C Preferred Units”) outstanding.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The current distribution rate for the Class C Preferred Units is 9.625% per year of the $25.00 liquidation preference per unit (equal to $2.41 per unit per year). For the quarter ended December 31, 2023, we did not declare or pay distributions to the holders of the Class C Preferred Units, thus the quarterly distribution for December 31, 2023 is $0.6016 and the cumulative distribution since suspension for each Class C Preferred Unit is $7.2189, not including interest. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The total amount earned as of December 31, 2023 is approximately $14.6 million.

On and after April 15, 2024, distributions on the Class C Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the Partnership Agreement) plus a spread of 7.384%.

Class D Preferred Units

As of December 31, 2023, there were 600,000 preferred units (“Class D Preferred Units”) and warrants exercisable to purchase an aggregate of 25,500,000 common units outstanding.

The following table summarizes the outstanding warrants at December 31, 2023:

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

The current distribution rate for the Class D Preferred Units is 10.00% (equal to $100.00 per every $1,000 in unit value per year), and includes an additional 0.50% rate increase due to a Class D distribution payment default, as defined within the Partnership Agreement. For the quarter ended December 31, 2023, we did not declare or pay distributions to the holders of the Class D Preferred Units, thus the estimated average quarterly distribution at December 31, 2023 is $27.31 and the estimated average cumulative distribution since suspension for each Class D Preferred unit is $334.27, not including interest. In addition, the amount of cumulative but unpaid distributions shall continue to accumulate at the then applicable rate until all unpaid distributions have been paid in full. The estimated total amount earned as of December 31, 2023 is $230.1 million.

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

Total Preferred Unit Distributions in Arrears

The estimated total preferred unit distributions in arrears for all classes of preferred units are $356.6 million as of December 31, 2023.

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding arrearages earned through December 31, 2023 to be paid to the holders of the Class B Preferred Units and the Class C Preferred Units in accordance with the partnership agreement. Each holder of the Class B Preferred Units will receive a distribution of $4.4439 per unit and each holder of the Class C Preferred Units will receive a distribution of $4.0746 per unit on February 27, 2024, to the holders of record at the close of trading on February 16, 2024.

Additionally, the board of directors of our GP declared a cash distribution of approximately $115.0 million, which represents 50% of the outstanding arrearages earned on the Class D Preferred Units through December 31, 2023. This distribution payment will also be paid on February 27, 2024.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Equity-Based Incentive Compensation

Our GP adopted a long-term incentive plan (“LTIP”), which allowed for the issuance of equity-based compensation. Our GP granted certain restricted units to employees and directors, which vest in tranches, subject to the continued service of the recipients through the vesting date (“Service Awards”). The Service Awards may also vest upon a change of control, at the discretion of the board of directors of our GP. No distributions accrue to or are paid on the Service Awards during the vesting period. As the LTIP expired on May 10, 2021, we had no common units available for grant during the nine months ended December 31, 2023.

The following table summarizes the Service Award activity during the nine months ended December 31, 2023:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Unvested Service Award units at March 31, 2023	627,975	$2.15
Units vested and issued	(606,725)	$2.15
Units forfeited	(21,250)	$2.15
Unvested Service Award units at December 31, 2023	—	$2.15

In connection with the vesting of certain Service Awards during the nine months ended December 31, 2023, 21,302 of the newly-vested common units were surrendered by employees in satisfaction of $0.1 million of employee withholding taxes paid by the Partnership. Pursuant to the expiration of the LTIP discussed above, those surrendered units are not available for future grants.

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

During the three months ended December 31, 2023 and 2022, we recorded compensation expense related to Service Awards of $0.2 million and $0.9 million, respectively. During the nine months ended December 31, 2023 and 2022, we recorded compensation expense related to Service Award units of $1.1 million and $1.9 million, respectively.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Commodity Derivatives

The following table summarizes the estimated fair values of our commodity derivative assets and liabilities reported in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2023		March 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Level 1 measurements	$8,545	$(2,751)	$63,553	$(6,043)
Level 2 measurements	57,598	(39,926)	25,128	(15,827)
	66,143	(42,677)	88,681	(21,870)

Netting of counterparty contracts (1)	(3,195)	3,195	(6,670)	6,670
Net cash collateral provided (held)	593	—	(47,686)	(114)
Commodity derivatives	$63,541	$(39,482)	$34,325	$(15,314)

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

The following table summarizes the accounts that include our commodity derivative assets and liabilities in our unaudited condensed consolidated balance sheets at the dates indicated:

	December 31, 2023	March 31, 2023
	(in thousands)
Prepaid expenses and other current assets	$63,541	$33,875
Other noncurrent assets	—	450
Accrued expenses and other payables	(39,414)	(14,752)
Other noncurrent liabilities	(68)	(562)
Net commodity derivative asset	$24,059	$19,011

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes our open commodity derivative contract positions at the dates indicated. We do not account for these derivatives as hedges.

Contracts	Settlement Period	Net Long (Short) Notional Units (in barrels)	Fair Value of Net Assets (Liabilities)
		(in thousands)
At December 31, 2023:
Crude oil fixed-price (1)	January 2024–December 2024	(532)	$892
Propane fixed-price (1)	January 2024–March 2025	(500)	3,678
Refined products fixed-price (1)	January 2024–December 2024	(256)	1,192
Butane fixed-price (1)	January 2024–December 2024	(777)	(1,848)
Other	January 2024–December 2024		19,552
			23,466
Net cash collateral provided			593
Net commodity derivative asset			$24,059

At March 31, 2023:
Crude oil fixed-price (1)	April 2023–March 2024	1,069	$52,613
Propane fixed-price (1)	April 2023–March 2025	(320)	(4,047)
Refined products fixed-price (1)	April 2023–July 2024	(429)	4,468
Butane fixed-price (1)	April 2023–March 2024	(830)	3,485
Other	April 2023–September 2024		10,292
			66,811
Net cash collateral held			(47,800)
Net commodity derivative asset			$19,011

(1)    We may have fixed price physical purchases, including inventory, offset by floating price physical sales or floating price physical purchases offset by fixed price physical sales. These contracts are derivatives we have entered into as an economic hedge against the risk of mismatches between fixed and floating price physical obligations.

During the three months ended December 31, 2023 and 2022, we recorded net gains of $14.3 million and net losses of $0.8 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations. During the nine months ended December 31, 2023 and 2022, we recorded net gains of $13.3 million and net losses of $13.9 million, respectively, from our commodity derivatives to revenues and cost of sales in our unaudited condensed consolidated statements of operations.

Credit Risk

We have credit policies that we believe minimize our overall credit risk, including an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances, and the use of industry standard master netting agreements, which allow for offsetting counterparty receivable and payable balances for certain transactions. At December 31, 2023, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, as the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a counterparty does not perform on a contract, we may not realize amounts that have been recorded in our unaudited condensed consolidated balance sheets and recognized in our net income.

Interest Rate Risk

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At December 31, 2023, we had $55.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 9.07%.

The current distribution rate for the Class B Preferred Units is a floating rate of the three-month LIBOR interest rate (5.59% for the quarter ended December 31, 2023) plus a spread of 7.213%. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161% in accordance with the LIBOR Act and the rules implementing the LIBOR Act.

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

Fair Value of Fixed-Rate Notes

The following table provides fair value estimates of our fixed-rate notes at December 31, 2023 (in thousands):

2026 Senior Secured Notes	$2,072,208
2025 Notes	$278,639
2026 Notes	$316,970

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
	(in thousands)
Revenues:
Water Solutions:
Topic 606 revenues
Disposal service fees	$146,185	$140,379	$453,598	$390,905
Sale of recovered crude oil	25,105	30,284	79,223	96,205
Sale of water	3,402	6,127	9,611	15,300
Other service revenues	4,421	3,452	14,808	8,821
Non-Topic 606 revenues	188	—	607	—
Total Water Solutions revenues	179,301	180,242	557,847	511,231
Crude Oil Logistics:
Topic 606 revenues
Crude oil sales	412,080	507,793	1,337,311	1,906,963
Crude oil transportation and other	11,052	23,676	35,340	67,083
Non-Topic 606 revenues	2,250	1,876	7,133	5,562
Elimination of intersegment sales	(88)	(1,732)	(387)	(7,841)
Total Crude Oil Logistics revenues	425,294	531,613	1,379,397	1,971,767
Liquids Logistics:
Topic 606 revenues
Refined products sales	522,762	609,686	1,721,124	1,994,123
Propane sales	226,822	331,031	440,774	751,609
Butane sales	261,572	241,462	437,650	593,654
Other product sales	95,953	120,454	278,748	436,549
Service revenues	420	384	7,258	7,027
Non-Topic 606 revenues	157,653	124,368	504,179	380,110
Total Liquids Logistics revenues	1,265,182	1,427,385	3,389,733	4,163,072
Total revenues	$1,869,777	$2,139,240	$5,326,977	$6,646,070

During the three months ended December 31, 2023 and 2022, our Liquids Logistics revenues included $47.3 million and $50.6 million of non-US revenues, respectively, and during the nine months ended December 31, 2023 and 2022, our Liquids Logistics revenues included $98.5 million and $152.6 million of non-US revenues, respectively.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following tables summarize depreciation and amortization expense (including amortization expense recorded within interest expense, cost of sales and operating expenses in Note 6 and Note 7) and operating income (loss) by segment for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Depreciation and Amortization:
Water Solutions	$52,705	$52,653	$159,304	$153,951
Crude Oil Logistics	9,545	11,664	28,864	35,193
Liquids Logistics	2,503	3,485	8,230	10,399
Corporate and Other	5,142	5,816	16,495	17,485
Total	$69,895	$73,618	$212,893	$217,028

Operating Income (Loss):
Water Solutions	$74,270	$59,721	$202,719	$160,454
Crude Oil Logistics	17,010	35,096	48,795	87,012
Liquids Logistics	22,449	20,513	53,857	48,806
Corporate and Other	(11,940)	(12,660)	(45,532)	(37,569)
Total	$101,789	$102,670	$259,839	$258,703

The following table summarizes additions to property, plant and equipment and intangible assets by segment for the periods indicated. This information has been prepared on the accrual basis, and includes property, plant and equipment and intangible assets acquired in acquisitions.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Water Solutions	$35,101	$19,292	$112,899	$100,989
Crude Oil Logistics	2,289	1,516	5,193	7,793
Liquids Logistics	3,108	880	11,798	4,685
Corporate and Other	1,342	984	1,876	1,734
Total	$41,840	$22,672	$131,766	$115,201

The following tables summarize long-lived assets, net (consisting of property, plant and equipment, goodwill, intangible assets and operating lease right-of-use assets) and total assets by segment at the dates indicated:

	December 31, 2023	March 31, 2023
	(in thousands)
Long-lived assets, net:
Water Solutions	$2,709,063	$2,810,534
Crude Oil Logistics	840,514	870,999
Liquids Logistics (1)	364,296	363,736
Corporate and Other	32,281	39,363
Total	$3,946,154	$4,084,632

(1)    Includes $7.4 million and $12.5 million of non-US long-lived assets at December 31, 2023 and March 31, 2023, respectively.

	December 31, 2023	March 31, 2023
	(in thousands)
Total assets:
Water Solutions	$2,905,828	$3,009,869
Crude Oil Logistics	1,506,339	1,616,953
Liquids Logistics (1)	900,437	774,221
Corporate and Other	49,883	55,101
Total	$5,362,487	$5,456,144

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)    Includes $38.0 million and $32.3 million of non-US total assets at December 31, 2023 and March 31, 2023, respectively.

Note 12—Transactions with Affiliates

The following table summarizes our related party transactions for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Purchases from equity method investees	$394	$372	$1,299	$1,251
Purchases from entities affiliated with management	$—	$—	$100	$—

Accounts receivable from affiliates consist of the following at the dates indicated:

	December 31, 2023	March 31, 2023
	(in thousands)
NGL Energy Holdings LLC	$14,001	$11,688
Equity method investees	1,458	673
Entities affiliated with management	—	1
Total	$15,459	$12,362

Accounts payable to affiliates consist of the following at the dates indicated:

	December 31, 2023	March 31, 2023
	(in thousands)
Equity method investees	$27	$64
Entities affiliated with management	1	1
Total	$28	$65

Other Related Party Transactions

Guarantee of Outstanding Loan for KAIR2014 LLC (“KAIR2014”)

In connection with the purchase of our 50% interest in an aircraft company, KAIR2014, we executed a joint and several guarantee for the benefit of the lender for KAIR2014’s outstanding loan. The other owner of KAIR2014, our Chief Executive Officer, H. Michael Krimbill, is a party to a similar guarantee. This guarantee obligates us for the payment and performance of KAIR2014 with respect to the repayment of the loan, which was set to mature in September 2023. On September 1, 2023, KAIR2014 entered into an agreement to extend the maturity date of the loan to September 1, 2028. Accordingly, we and H. Michael Krimbill executed new joint and several guarantees for the benefit of the lender for KAIR2014’s outstanding loan. In December 2023, KAIR2014 sold an airplane for total consideration of approximately $4.7 million. A portion of the proceeds was used to repay the outstanding loan balance of approximately $2.1 million, resulting in the release of our guarantee.

Note 13—Revenue from Contracts with Customers

We recognize revenue for services and products under revenue contracts as our obligations to either perform services or deliver or sell products under the contracts are satisfied. Our revenue contracts in scope under ASC 606 primarily have a single performance obligation and we do not receive material amounts of non-cash consideration. Our costs to obtain or fulfill our revenue contracts were not material as of December 31, 2023.

The majority of our revenue agreements are in the scope under ASC 606 and the remainder of our revenue comes from contracts that are accounted for as derivatives under ASC 815 or that contain nonmonetary exchanges or leases in the scope of ASC 845 and ASC 842, respectively. See Note 11 for a detail of disaggregated revenue. Revenue from contracts accounted for as derivatives under ASC 815 within our Liquids Logistics segment includes $15.3 million of net losses and $43.5 million of net gains, respectively, during the three months and nine months ended December 31, 2023, and $9.6 million of net gains and $3.9 million of net losses, respectively, during the three months and nine months ended December 31, 2022, related to changes in the mark-to-market value of these contracts recorded.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Remaining Performance Obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these contracts. The following table summarizes the amount and timing of revenue recognition for such contracts at December 31, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (three months)	$37,347
2025	104,724
2026	46,294
2027	31,653
2028	20,203
2029	19,163
Thereafter	40,438
Total	$299,822

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets and liabilities at the dates indicated:

	December 31, 2023	March 31, 2023
	(in thousands)
Accounts receivable from contracts with customers	$498,997	$425,760
Contract assets (current)	$6,859	$10,050

Contract liabilities balance at March 31, 2023	$14,520
Payment received and deferred	39,448
Payment recognized in revenue	(26,496)
Contract liabilities balance at December 31, 2023	$27,472

Note 14—Leases

Lessee Accounting

Our leasing activity primarily consists of product storage, office space, real estate, railcars, and equipment.

The following table summarizes the components of our lease cost for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost (1)	$11,965	$12,436	$36,048	$39,596
Variable lease cost (1)	7,264	7,397	23,551	21,987
Short-term lease cost (1)	287	94	557	242
Finance lease cost
Amortization of right-of-use asset (2)	2	1	4	2
Interest on lease obligation (3)	3	4	9	6
Total lease cost	$19,521	$19,932	$60,169	$61,833

(1)    Included in operating expenses in our unaudited condensed consolidated statements of operations.
(2)    Included in depreciation and amortization expense in our unaudited condensed consolidated statements of operations.
(3)    Included in interest expense in our unaudited condensed consolidated statements of operations.

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes maturities of our lease obligations at December 31, 2023 (in thousands):

	Operating	Finance
Fiscal Year Ending March 31,	Leases	Lease (1)
2024 (three months)	$11,394	$7
2025	36,298	28
2026	23,523	28
2027	17,397	28
2028	14,748	9
2029	8,229	—
Thereafter	24,106	—
Total lease payments	135,695	100
Less imputed interest	(32,026)	(21)
Total lease obligations	$103,669	$79

(1)    At December 31, 2023, the short-term finance lease obligation of less than $0.1 million is included in accrued expenses and other payables and the long-term finance lease obligation of $0.1 million is included in other noncurrent liabilities.

The following table summarizes supplemental cash flow information related to our leases for the periods indicated:

	Nine Months Ended December 31,
	2023	2022
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease obligations
Operating cash outflows from operating leases	$36,171	$39,207
Operating cash outflows from finance lease	$9	$6
Financing cash outflows from finance lease	$12	$6

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$42,662	$17,452
Finance lease	$—	$102

Lessor Accounting and Subleases

Our lessor arrangements include storage and railcar contracts. We also, from time to time, sublease certain of our storage capacity and railcars to third-parties. Fixed rental revenue is recognized on a straight-line basis over the lease term. During the three months ended December 31, 2023 and 2022, fixed rental revenue was $6.2 million, which includes $2.7 million of sublease revenue, and $4.5 million, which includes $2.3 million of sublease revenue, respectively. During the nine months ended December 31, 2023 and 2022, fixed rental revenue was $14.5 million, which includes $4.8 million of sublease revenue, and $11.2 million, which includes $3.4 million of sublease revenue, respectively.

The following table summarizes future minimum lease payments to be received under various noncancellable operating lease agreements at December 31, 2023 (in thousands):

Fiscal Year Ending March 31,
2024 (three months)	$4,006
2025	10,641
2026	11,227
2027	9,741
2028	6,749
2029	1,827
Thereafter	2,935
Total	$47,126

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

We are exposed to credit losses primarily through the sale of products and services and notes receivable from third-parties. A counterparty’s ability to pay is assessed through a credit process that considers the payment terms, the counterparty’s established credit rating or our assessment of the counterparty’s credit worthiness and other risks. We can require prepayment or collateral to mitigate credit risks.

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

The following table summarizes changes in our allowance for expected credit losses for the period indicated:

	Accounts Receivable - Trade	Notes Receivable and Other
	(in thousands)
Balance at March 31, 2023	$1,964	$48
Change in provision for expected credit losses	69	125
Write-offs charged against the provision	(105)	—
Balance at December 31, 2023	$1,928	$173

Note 16—Other Matters

Sale of Certain Water Disposal Assets

On June 21, 2023, we sold certain saltwater disposal assets in the Eagle Ford Basin to a third-party for total consideration of $3.0 million, of which $0.05 million was in cash and $2.95 million was a loan receivable. Interest on the loan receivable is based on the prime rate and is due monthly beginning on August 1, 2023. The loan receivable matures on December 31, 2025. We recorded a loss of $5.4 million within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2023.

On July 25, 2023, we entered into an agreement in which we terminated a minimum volume water disposal contract and sold certain saltwater disposal assets and intangible assets in the Pinedale Anticline Basin to a third-party for total consideration of $8.7 million in cash. The buyer also assumed certain asset retirement obligations associated with the saltwater disposal assets. For this transaction, the consideration was allocated between the termination of the water disposal contract and the sale of assets based on their relative fair values. The terminated contract included a minimum volume commitment through December 31, 2025. Approximately $7.8 million of the total consideration was allocated to the termination of the water disposal contract and was recognized as revenue, and the remaining $0.9 million was allocated to the sale of assets. We recorded a loss of $21.1 million on the sale within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2023.

On December 8, 2023, we sold certain other saltwater disposal assets to a third-party for total consideration of $12.0 million and recorded a loss of $1.0 million on the sale within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2023.

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

NGL ENERGY PARTNERS LP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Sale of Certain Natural Gas Liquids Terminals

On July 24, 2023, we sold two natural gas liquids terminals in the Pacific Northwest to a third-party for total consideration of $16.0 million in cash. Also, as part of this transaction, we wrote off goodwill allocated to this transaction and terminated an existing lease. We recorded a gain of $6.9 million within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2023.

On November 15, 2023, we sold a certain other natural gas liquids terminal to a third-party for total consideration of $2.3 million and recorded a gain of $1.7 million on the sale within (gain) loss on disposal or impairment of assets, net in our unaudited condensed consolidated statement of operations for the nine months ended December 31, 2023.

As these sale transactions do not represent a strategic shift that will have a major effect on our operations or financial results, operations related to these portions of our Liquids Logistics segment have not been classified as discontinued operations.

Note 17—Subsequent Events

Grand Mesa Pipeline Open Season

On December 6, 2023, we announced an open season for the Grand Mesa Pipeline. This open season ended at the close of business on January 5, 2024, and resulted in a new shipper with a five-year minimum volume commitment contract.

Water Disposal Agreement with Minimum Volume Commitment and Extension of Acreage Dedication

On January 22, 2024, we announced that our Water Solutions business is commencing expansion of its Lea County Express Pipeline System from a capacity of 140,000 barrels of water per day to 340,000 barrels per day in 2024 (“LEX II Expansion”). We expect the LEX II Expansion to be completed during the second half of our 2025 fiscal year. The addition of a second large-diameter pipeline, disposal wells, and facilities will greatly expand the capabilities of our existing produced water super-system and create a significantly larger outlet for produced water disposal within the Delaware Basin. The construction of the 27-mile, 30-inch produced water pipeline will transport water to areas outside the core of the basin thereby further diversifying the geographic location of our disposal operations. The LEX II Expansion is fully underwritten by a recently executed minimum volume commitment contract that includes an acreage dedication extension with an investment grade oil and gas producer. The LEX II Expansion includes an incremental increase in committed acreage and volumes under dedication from the producer. Additionally, the LEX II Expansion is expandable up to 500,000 barrels per day.

Debt Refinancing

On February 2, 2024, we closed a debt refinancing transaction of $2.9 billion consisting of a private offering of $2.2 billion of New Senior Secured Notes and we also entered into a new seven-year $700.0 million Term Loan B. We are using the net proceeds from the issuance of the New Senior Secured Notes and the Term Loan B to (i) repay all outstanding borrowings under and terminate our 2026 Senior Secured Notes, (ii) to fund the upcoming redemptions and terminations of our 2025 Notes and 2026 Notes, (iii) to pay fees and expenses in connection therewith, (iv) to repay borrowings under the ABL Facility and (v) to the extent of any remaining net proceeds, for general corporate purposes. See Note 7 for a further discussion of these transactions and a description of the New Senior Secured Notes and Term Loan B.

ABL Facility Amendment

On February 2, 2024, we amended the ABL Facility. See Note 7 for a further discussion of the amendments to the ABL Facility.

Distributions Declared

On February 6, 2024, the board of directors of our GP declared a distribution of 50% of the outstanding arrearages earned for the Class B preferred unit holders, Class C preferred unit holders, and Class D preferred unit holders through December 31, 2023. The distribution will be made on February 27, 2024 to the holders of record at the closing of trading on February 16, 2024. See Note 9 for a further discussion of this transaction.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of NGL Energy Partners LP’s (“we,” “us,” “our,” or the “Partnership”) financial condition and results of operations as of and for the three months and nine months ended December 31, 2023. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 31, 2023.

Overview

We are a Delaware limited partnership. NGL Energy Holdings LLC serves as our general partner (“GP”). At December 31, 2023, our operations included three segments: Water Solutions, Crude Oil Logistics and Liquids Logistics. See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion of these businesses.

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

In addition, if we see a continuation or acceleration of fiscal year 2023’s inflationary conditions, rising interest rates, supply chain disruptions and tight labor markets, then we may also see higher costs of operating our assets and executing on our capital projects in fiscal year 2024. During fiscal year 2023, the war in Ukraine may have amplified inflation and supply chain constraints complicating the rebound of the global economy after the COVID-19 pandemic. In an effort to curb inflation, the U.S. Federal Reserve raised interest rates during fiscal year 2023, in May 2023 and most recently on July 26, 2023. If the U.S. Federal Reserve implements additional increases, costs under the ABL Facility (as defined herein) and new Term Loan B (as defined herein) will increase. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our contracts, should help to counterbalance the impact of inflation on our costs.

Seismic Activity

The subsurface injection of produced water for disposal has been associated with induced seismic events in Texas and New Mexico. While these events have been of relatively low magnitude, industry and relevant state regulators are, nevertheless, taking proactive measures to attempt to prevent similar induced seismic events. More specifically, we are engaged in various collaborative industry efforts with other disposal operators and relevant state regulatory agencies, working to collect and review data, enhance understanding of regional fault systems, and ultimately develop and implement appropriate longer-term mitigation strategies. As part of this effort, we have implemented reductions in injected volumes at certain facilities, and where appropriate have temporarily shut-in facilities. To date, due to the capacity of our integrated system in the affected areas, the diverse locations of our disposal facilities, and the connectivity of our system, our ability to dispose of produced water has not been materially impacted by these actions, and with our unique positioning outside of the affected areas, we have the ability to grow our asset base.

Consolidated Results of Operations

The following table summarizes our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Revenues	$1,869,777	$2,139,240	$5,326,977	$6,646,070
Cost of sales	1,606,132	1,860,368	4,563,909	5,879,499
Operating expenses	79,115	81,353	233,185	237,371
General and administrative expense	17,934	17,216	55,721	50,601
Depreciation and amortization	65,597	69,327	200,102	204,105
(Gain) loss on disposal or impairment of assets, net	(790)	8,306	14,221	15,791
Operating income	101,789	102,670	259,839	258,703
Equity in earnings of unconsolidated entities	838	1,213	1,780	3,094
Interest expense	(57,221)	(75,920)	(175,370)	(211,528)
Gain on early extinguishment of liabilities, net	—	2,667	6,871	6,808
Other income, net	515	28,100	1,131	28,731
Income before income taxes	45,921	58,730	94,251	85,808
Income tax (expense) benefit	(154)	252	(636)	(113)
Net income	45,767	58,982	93,615	85,695
Less: Net income attributable to noncontrolling interests	(85)	(448)	(604)	(790)
Net income attributable to NGL Energy Partners LP	$45,682	$58,534	$93,011	$84,905

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to commodity price volatility, acquisitions, dispositions and other transactions. Our results of operations for the three months and nine months ended December 31, 2023 are not necessarily indicative of the results of operations to be expected for future periods or for the full fiscal year ending March 31, 2024.

Recent Developments

Dispositions

Disposition transactions impact the comparability of our results of operations between our current and prior fiscal years. See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of dispositions that occurred during the current fiscal year.

Also, as previously reported, on March 30, 2023, we sold our crude marine assets and on March 31, 2023, we sold certain saltwater disposal assets in the Midland Basin.

Subsequent Events

On February 2, 2024, we closed a debt refinancing transaction of $2.9 billion consisting of a private offering of $2.2 billion of senior secured notes (“New Senior Secured Notes”) and also entered into a new seven-year $700.0 million senior secured term loan “B” credit facility (“Term Loan B”). We are using the net proceeds from these issuances to (i) fund the redemption, and related discharge of the indentures governing our existing 2026 Senior Secured Notes (as defined herein), 2025 Notes (as defined herein) and 2026 Senior Notes (as defined herein), including any applicable premiums and accrued and unpaid interest (as discussed further below), (ii) to pay fees and expenses in connection therewith, (iii) to repay borrowings under the ABL Facility (as defined herein) and (iv) to the extent of any remaining net proceeds, for general corporate purposes. In addition, we amended the ABL Facility. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report and the “Liquidity, Sources of Capital and Capital Resource Activities” section below for a further discussion of these transactions.

See Note 17 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of other transactions that occurred subsequent to December 31, 2023.

Segment Operating Results for the Three Months Ended December 31, 2023 and 2022

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$142,121	$133,673	$8,448
Sale of recovered crude oil	25,105	30,284	(5,179)
Recycled water	2,662	5,470	(2,808)
Other revenues	9,413	10,815	(1,402)
Total revenues	179,301	180,242	(941)
Expenses:
Cost of sales-excluding impact of derivatives	2,790	2,534	256
Derivative gain	(5,363)	—	(5,363)
Operating expenses	53,871	54,665	(794)
General and administrative expenses	1,568	2,772	(1,204)
Depreciation and amortization expense	52,643	52,591	52
(Gain) loss on disposal or impairment of assets, net	(478)	7,959	(8,437)
Total expenses	105,031	120,521	(15,490)
Segment operating income	$74,270	$59,721	$14,549

Produced water processed (barrels per day)
Delaware Basin	2,097,428	2,128,673	(31,245)
Eagle Ford Basin	136,185	131,551	4,634
DJ Basin	142,978	151,265	(8,287)
Other Basins	—	14,335	(14,335)
Total	2,376,591	2,425,824	(49,233)
Recycled water (barrels per day)	115,141	167,774	(52,633)
Total (barrels per day)	2,491,732	2,593,598	(101,866)
Skim oil sold (barrels per day)	3,663	4,099	(436)
Service fees for produced water processed ($/barrel) (1)	$0.65	$0.60	$0.05
Recovered crude oil for produced water processed ($/barrel) (1)	$0.11	$0.14	$(0.03)
Operating expenses for produced water processed ($/barrel) (1)	$0.25	$0.25	$—

(1)    Total produced water barrels processed during the three months ended December 31, 2023 and 2022 were 218,646,417 and 223,175,902, respectively. These amounts do not include 20,992,750 barrels and 1,106,986 barrels for the three months ended December 31, 2023 and 2022, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.

Water Disposal Service Fee Revenues. The increase was due primarily to increased fees from new contracts entered into during fiscal year 2023 and higher fees charged for interruptible spot volumes. There was also an increase in payments made by certain producers for committed volumes not delivered. Service fees for produced water processed ($/barrel) also benefited from these deficiency payments. These increases were partially offset by a decrease in produced water volumes processed from contracted customers mainly in the Delaware Basin as certain producers reused their water in their operations.

Recovered Crude Oil Revenues. The decrease was due primarily to a decrease in skim oil barrels sold as a result of lower skim oil recovered from decreased produced water processed and lower realized crude oil prices received from the sale of skim oil barrels.

Recycled Water Revenues. Revenue from recycled water includes the sale of produced water and recycled water for use in our customers’ completion activities. The decrease was due primarily to decreased sales of produced water as certain producers reused their water in their operations.

Other Revenues. Other revenues primarily include brackish non-potable water revenues, water pipeline revenues, land surface use revenues, solids disposal revenues and reimbursements from construction projects, booster operating fees and generator rentals. The decrease was due primarily to lower reimbursements from construction projects and lower water pipeline revenues due to the expiration of certain pipeline commitment revenue in December 2022. These decreases were partially offset by higher reimbursements for booster operating fees and generator rentals.

Cost of Sales-Excluding Impact of Derivatives. The increase was due primarily to costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations. In addition, we incurred trucking expenses for skim oil sales beginning during the three months ended September 30, 2023. These increases were partially offset by lower recycling costs due to a decrease in recycling activity.

Derivative Gain. We enter into derivatives in our Water Solutions segment to protect against the risk of a decline in the market price of the crude oil we expect to recover when processing produced water and selling recovered skim oil. During the three months ended December 31, 2023, we had $6.4 million of net unrealized gains on derivatives and $1.1 million of net realized losses on derivatives. During the three months ended December 31, 2022, we had no derivative activity.

Operating and General and Administrative Expenses. The decrease was due primarily to lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently, lower overhead costs, lower generator rental expense due to renting fewer generators combined with reimbursement for this expense from certain customers, lower utilities expense due to decreased produced water volumes processed and lower severance taxes due to a decrease in revenue from recovered crude oil. These decreases were partially offset by higher repairs and maintenance expense due to the timing of repairs, preventative maintenance and tank cleaning.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure partially offset by certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2023 and nine months ended December 31, 2023.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2023, we recorded a gain of $2.3 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. In addition, we recorded a net loss of $0.9 million related to the abandonment of certain capital projects and the retirement of certain assets and a net loss of $0.9 million primarily related to the sale of certain assets. During the three months ended December 31, 2022, we recorded a net loss of $6.1 million primarily related to the sale of certain assets. We also recorded a net loss of $4.0 million to write down the value of two inactive saltwater disposal facilities and damaged equipment at another saltwater disposal facility as well as the abandonment of certain capital projects and the retirement of certain assets. In addition, we recorded a gain of $2.2 million from an insurance recovery for a saltwater disposal facility damaged in a prior period.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$412,080	$507,793	$(95,713)
Crude oil transportation and other	13,302	25,552	(12,250)
Total revenues (1)	425,382	533,345	(107,963)
Expenses:
Cost of sales-excluding impact of derivatives	394,119	478,889	(84,770)
Derivative gain	(7,613)	(5,266)	(2,347)
Operating expenses	9,358	11,441	(2,083)
General and administrative expenses	921	1,244	(323)
Depreciation and amortization expense	9,545	11,664	(2,119)
Loss on disposal or impairment of assets, net	2,042	277	1,765
Total expenses	408,372	498,249	(89,877)
Segment operating income	$17,010	$35,096	$(18,086)

Crude oil sold (barrels)	5,087	5,955	(868)
Crude oil transported on owned pipelines (barrels)	6,473	7,062	(589)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	2,250	2,000	250
Crude oil inventory (barrels) (2)	790	892	(102)
Crude oil sold ($/barrel)	$81.006	$85.272	$(4.266)
Cost per crude oil sold ($/barrel) (3)	$77.476	$80.418	$(2.942)
Crude oil product margin ($/barrel) (3)	$3.530	$4.854	$(1.324)

(1)    Revenues include $0.1 million and $1.7 million of intersegment sales during the three months ended December 31, 2023 and 2022, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2023 and December 31, 2022, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases were due primarily to a decrease in crude oil prices during the three months ended December 31, 2023, compared to the three months ended December 31, 2022 and lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin.

During the three months ended December 31, 2023, physical volumes on the Grand Mesa Pipeline averaged approximately 70,000 barrels per day, compared to approximately 77,000 barrels per day during the three months ended December 31, 2022. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower demand for heavier crude oil grades, lower crude oil prices, and lower production on acreage dedicated to us in the DJ Basin. On December 6, 2023, we announced an open season for the Grand Mesa Pipeline. This open season ended at the close of business on January 5, 2024, and resulted in a new shipper with a five-year minimum volume commitment contract.

Margins from the sale of crude oil decreased during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in margins was due to lower crude oil prices and lower volumes. The falling crude oil prices lowered contracted rates with certain producers and lower contract differentials negatively impacted certain other sales contracts. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative Gain. Our cost of sales during the three months ended December 31, 2023 included $59.6 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $52.0 million of net unrealized losses on derivatives. The amounts in the previous sentence for the three months ended December 31, 2023 include net realized gains of $61.5 million and net unrealized losses of $61.0 million associated with derivative instruments related to our hedge of the CMA Differential Roll, defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the three months ended

December 31, 2022 included $3.5 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $1.8 million of net unrealized gains on derivatives. The amounts in the previous sentence for the three months ended December 31, 2022 included net realized gains of $10.1 million and net unrealized losses of $0.7 million associated with derivative instruments related to our hedge of the CMA Differential Roll. The CMA hedge expired as of December 31, 2023 and we did not enter into another hedge.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to the sale of our marine assets on March 30, 2023. In addition, we recognized lower pipeline tariff revenue due to the assignment of our commitment on a third-party pipeline.

Operating and General and Administrative Expenses. The decrease was primarily due to the sale of our marine assets on March 30, 2023, as well as lower repairs and maintenance expense on leased rail cars returned to the lessor in the prior year.

Depreciation and Amortization Expense. The decrease was due primarily to the sale of our marine assets on March 30, 2023, and the impairment of certain terminal assets, which lowered their depreciable base, during the three months ended March 31, 2023.

Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2023, we recorded a net loss of $2.0 million primarily due to the disposal and sale of certain assets. During the three months ended December 31, 2022, we recorded a net loss of $0.3 million primarily due to disposals and retirements of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$522,762	$609,686	$(86,924)
Cost of sales-excluding impact of derivatives	518,715	593,704	(74,989)
Derivative (gain) loss	(147)	1,023	(1,170)
Product margin	4,194	14,959	(10,765)

Propane sales:
Revenues	228,265	332,328	(104,063)
Cost of sales-excluding impact of derivatives	210,254	313,151	(102,897)
Derivative (gain) loss	(1,142)	7,486	(8,628)
Product margin	19,153	11,691	7,462

Butane sales:
Revenues	262,032	241,805	20,227
Cost of sales-excluding impact of derivatives	240,185	237,478	2,707
Derivative loss (gain)	6,995	(3,628)	10,623
Product margin	14,852	7,955	6,897

Other product sales:
Revenues-excluding impact of derivatives	265,057	231,650	33,407
Cost of sales-excluding impact of derivatives	269,401	225,480	43,921
Derivative (gain) loss	(5,249)	1,189	(6,438)
Product margin	905	4,981	(4,076)

Service revenues:
Revenues	2,323	2,310	13
Cost of sales	304	454	(150)
Product margin	2,019	1,856	163

Expenses:
Operating expenses	15,886	15,247	639
General and administrative expenses	1,989	2,266	(277)
Depreciation and amortization expense	2,438	3,417	(979)
Gain on disposal or impairment of assets, net	(1,639)	(1)	(1,638)
Total expenses	18,674	20,929	(2,255)
Segment operating income	$22,449	$20,513	$1,936

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	157,409	159,999	(2,590)

Refined products sold (gallons)	201,796	192,340	9,456
Refined products sold ($/gallon)	$2.591	$3.170	$(0.579)
Cost per refined products sold ($/gallon) (2)	$2.570	$3.087	$(0.517)
Refined products product margin ($/gallon) (2)	$0.021	$0.083	$(0.062)
Refined products inventory (gallons) (1)	2,020	1,738	282

Propane sold (gallons)	254,266	305,067	(50,801)
Propane sold ($/gallon)	$0.898	$1.089	$(0.191)
Cost per propane sold ($/gallon) (2)	$0.827	$1.026	$(0.199)
Propane product margin ($/gallon) (2)	$0.071	$0.063	$0.008
Propane inventory (gallons) (1)	92,861	97,283	(4,422)

Butane sold (gallons)	207,544	177,061	30,483
Butane sold ($/gallon)	$1.263	$1.366	$(0.103)
Cost per butane sold ($/gallon) (2)	$1.157	$1.341	$(0.184)
Butane product margin ($/gallon) (2)	$0.106	$0.025	$0.081
Butane inventory (gallons) (1)	35,951	31,029	4,922

Other products sold (gallons)	85,410	96,349	(10,939)
Other products sold ($/gallon)	$3.103	$2.404	$0.699
Cost per other products sold ($/gallon) (2)	$3.154	$2.340	$0.814
Other products product (loss) margin ($/gallon) (2)	$(0.051)	$0.064	$(0.115)
Other products inventory (gallons) (1)	19,526	13,630	5,896

(1)    Information is presented as of December 31, 2023 and December 31, 2022, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, during the three months ended December 31, 2023 were primarily due to a decrease in sales prices during the current year due to lower commodity prices. This decrease was partially offset by an increase in volumes, as we have added new supply and customer contracts in certain markets.

Refined Products product margins, excluding the impact of derivatives, decreased during the three months ended December 31, 2023. This decrease was due primarily to the higher margins generated in the prior year due to higher demand in several markets experiencing tighter supply. These supply issues returned to normal in the current year as supply issues were resolved and the supply/demand balance was restored.

Refined Products Derivative (Gain) Loss. Our Refined Products product margin during the three months ended December 31, 2023 included a realized gain of $0.1 million and the three months ended December 31, 2022 included a realized loss of $1.0 million.

Propane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to volumes. Volumes decreased due to the loss of certain supply contracts, the idling of several low performing terminals and the sale of three terminals (as discussed further in Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report). This was offset by a focus on more profitable markets and customers.

Propane product margins, excluding the impact of derivatives, decreased during the three months ended December 31, 2023 primarily due the lower volumes, as discussed above, offset by a focus on more profitable markets and customers.

Propane Derivative (Gain) Loss. Our wholesale cost of propane sales during the three months ended December 31, 2023 included net unrealized gains of $3.0 million on derivatives and $1.9 million of net realized losses on derivatives. Our wholesale cost of propane sales during the three months ended December 31, 2022 included $1.2 million of net unrealized gains on derivatives and $8.7 million of net realized losses on derivatives.

Butane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due to increased prices rising during the three months ended December 31, 2023 compared to prices declining during the three months ended December 31, 2022. The increase was also due to increased volume due to strong blending demand.

Butane product margins, excluding the impact of derivatives, increased during the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, primarily due to higher demand for butane blending in the current year which tightened up butane supply and increased sale differentials. In the prior year, we were negatively impacted by lower location differentials as the product we contracted to purchase in the beginning of the season was continuing to compete with product purchased in the discounted market.

Butane Derivative Loss (Gain). Our cost of butane sales during the three months ended December 31, 2023 included $6.5 million of net unrealized losses on derivatives and $0.5 million of net realized losses on derivatives. Our cost of butane sales during the three months ended December 31, 2022 included $9.1 million of net unrealized losses on derivatives and $12.8 million of net realized gains on derivatives.

Other Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The increases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to an increase in sales of biodiesel, due to selling product in new markets, increased sales of renewable identification numbers (“RINs”) and increased sales of asphalt due to consistent supply of product compared to the prior year. This was partially offset by the decrease in lower natural gasoline volumes due to the loss of certain supply contracts.

Other product sales product margins, excluding the impact of derivatives, during the three months ended December 31, 2023 decreased due to the increased supply of biodiesel in the market due to the Environmental Protection Agency (“EPA”) final renewable fuels standards (“RFS”) mandate, which lowered biodiesel and RIN’s prices. In the prior year, margins were positively impacted by favorable biodiesel supply contracts in the Midwest and our ability to transport the product to more favorable markets.

Other Products Derivative (Gain) Loss. Our derivatives of other products during the three months ended December 31, 2023 included $0.1 million of net unrealized losses on derivatives and $5.4 million of net realized gains on derivatives. Our derivatives of other products during the three months ended December 31, 2022 included $1.3 million of net unrealized gains on derivatives and $2.5 million of net realized losses on derivatives.

Service Revenues and Cost of Sales. This revenue includes storage, terminaling and transportation services income. Revenues during the three months ended December 31, 2023 remained consistent with the prior year but cost of sales decreased due to lower third-party costs.

Operating and General and Administrative Expenses. Operating and general and administrative expense during the three months ended December 31, 2023 was consistent with the three months ended December 31, 2022.

Depreciation and Amortization Expense. The decrease during the three months ended December 31, 2023 was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

Gain on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2023, we recorded a net gain of $1.6 million on the sale of a terminal.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands)
Cost of sales
Derivative gain	$(1,772)	$—	$(1,772)
Expenses:
General and administrative expenses	13,456	10,934	2,522
Depreciation and amortization expense	971	1,655	(684)
(Gain) loss on disposal or impairment of assets, net	(715)	71	(786)
Total expenses	13,712	12,660	1,052
Operating loss	$(11,940)	$(12,660)	$720

Cost of Sales - Derivative Gain. Our cost of sales during the three months ended December 31, 2023 included $0.2 million of net realized gains on derivatives and $1.6 million of net unrealized gains on derivatives. We have entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands, as we experienced in the prior fiscal year, thus impacting our ability to reduce absolute indebtedness until commodity prices weakened. There were no open hedge positions as of December 31, 2023.

General and Administrative Expenses. The expenses during the three months ended December 31, 2023 were higher due to a reduction in our corporate overhead allocation to the other business segments, increased business insurance expense as we paid the insurance company to be released from any future supplementary calls on our indemnity policy related to our former crude marine business (which we sold on March 30, 2023), and increased insurance premiums.

Depreciation and Amortization Expense. The decrease during the three months ended December 31, 2023 was due to software that became fully depreciated during the three months ended December 31, 2023.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the three months ended December 31, 2023, we sold an airplane for a gain of $0.7 million. During the three months ended December 31, 2022, we recorded an impairment loss on the sublease of a building we were no longer using.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $0.8 million during the three months ended December 31, 2023, compared to $1.2 million during the three months ended December 31, 2022. The decrease of $0.4 million during the three months ended December 31, 2023 was due primarily to lower earnings from certain membership interests related to specific land and water services operations partially offset by higher earnings from another entity due to a gain recognized on the sale of an airplane during the three months ended December 31, 2023 (see Note 12 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands)
Senior secured notes	$38,438	$38,438	$—
Senior unsecured notes	10,297	18,925	(8,628)
Revolving credit facility	4,127	5,244	(1,117)
Other indebtedness	188	9,152	(8,964)
Total debt interest expense	53,050	71,759	(18,709)
Amortization of debt issuance costs	4,171	4,161	10
Total interest expense	$57,221	$75,920	$(18,699)

The debt interest expense decreased $18.7 million during the three months ended December 31, 2023 due in part to an accrual of a settlement of a claim for the failure to pay interest on royalty payments during the three months ended December 31, 2022 as discussed further in Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report. Interest also decreased due to the repurchase of the 7.5% senior unsecured notes due 2023 (“2023 Notes”) throughout the prior year, and redeeming the remaining 2023 Notes on March 31, 2023. In addition, we repurchased of a portion of the outstanding 6.125% senior unsecured notes due 2025 (“2025 Notes”) during the three months ended June 30, 2023 as discussed further in Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report. Revolving credit interest decreased due to a decrease in the average balance outstanding which was partially offset by an increase in the interest rates on our revolving credit facility during the three months ended December 31, 2023.

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $2.7 million during the three months ended December 31, 2022. During the three months ended December 31, 2022, the net gain (inclusive of debt issuance costs written off) relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes (as defined herein). We did not repurchase any debt during the three months ended December 31, 2023. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net of $0.5 million during the three months ended December 31, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). Other income, net of $28.1 million during the three months ended December 31, 2022 consisted primarily of a settlement of a dispute associated with commercial activities not occurring in the current reporting periods.

Income Tax (Expense) Benefit

Income tax expense was $0.2 million during the three months ended December 31, 2023, compared to an income tax benefit of $0.3 million during the three months ended December 31, 2022. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. Noncontrolling interest income was $0.1 million during the three months ended December 31, 2023, compared to $0.4 million during the three months ended December 31, 2022. The decrease of $0.3 million during the three months ended December 31, 2023 was due primarily to lower income from certain water solutions operations during the three months ended December 31, 2023.

Segment Operating Results for the Nine Months Ended December 31, 2023 and 2022

Water Solutions

The following table summarizes the operating results of our Water Solutions segment for the periods indicated:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands, except per barrel and per day amounts)
Revenues:
Water disposal service fees	$439,824	$373,851	$65,973
Sale of recovered crude oil	79,223	96,205	(16,982)
Recycled water	7,829	12,842	(5,013)
Other revenues	30,971	28,333	2,638
Total revenues	557,847	511,231	46,616
Expenses:
Cost of sales-excluding impact of derivatives	8,311	9,316	(1,005)
Derivative (gain) loss	(891)	4,363	(5,254)
Operating expenses	162,820	158,401	4,419
General and administrative expenses	3,929	6,996	(3,067)
Depreciation and amortization expense	159,119	153,766	5,353
Loss on disposal or impairment of assets, net	21,840	17,935	3,905
Total expenses	355,128	350,777	4,351
Segment operating income	$202,719	$160,454	$42,265

Produced water processed (barrels per day)
Delaware Basin	2,135,677	2,001,242	134,435
Eagle Ford Basin	135,887	114,191	21,696
DJ Basin	152,805	151,792	1,013
Other Basins	985	15,114	(14,129)
Total	2,425,354	2,282,339	143,015
Recycled water (barrels per day)	83,247	132,851	(49,604)
Total (barrels per day)	2,508,601	2,415,190	93,411
Skim oil sold (barrels per day)	3,918	3,757	161
Service fees for produced water processed ($/barrel) (1)	$0.66	$0.60	$0.06
Recovered crude oil for produced water processed ($/barrel) (1)	$0.12	$0.15	$(0.03)
Operating expenses for produced water processed ($/barrel) (1)	$0.24	$0.25	$(0.01)

(1)    Total produced water barrels processed during the nine months ended December 31, 2023 and 2022 were 666,972,306 and 627,643,232, respectively. These amounts do not include 44,866,717 barrels and 13,692,337 barrels for the nine months ended December 31, 2023 and 2022, respectively, related to payments received from producers for committed volumes not delivered, as discussed further below.

Water Disposal Service Fee Revenues. The increase was due primarily to an increase in produced water volumes processed from contracted customers mainly in the Delaware Basin, increased fees from new contracts entered into during fiscal year 2023 and higher fees charged for interruptible spot volumes. There was also an increase in payments made by certain producers for committed volumes not delivered. Service fees for produced water processed ($/barrel) also benefited from these deficiency payments. In addition, in July 2023, we entered into a transaction in which a portion of the total consideration received was allocated to revenue due to the termination of a minimum volume water disposal contract (see Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Recovered Crude Oil Revenues. The decrease was due primarily to lower realized crude oil prices received from the sale of skim oil barrels and a decrease in skim oil barrels sold as a result of lower skim oil recovered from produced water processed, partially offset by the sale during the current fiscal year of approximately 34,380 barrels of skim oil that were stored as of March 31, 2023 due to tighter pipeline specifications.

Recycled Water Revenues. The decrease was due primarily to lower recycled water volumes related to timing of water to be used in completions.

Other Revenues. The increase was due primarily to higher reimbursements for booster operating fees and generator rentals and higher land surface use revenues. These increases were partially offset by lower water pipeline revenues due to the expiration of certain pipeline commitment revenue in December 2022, lower sales of brackish non-potable water related to the timing of our customers transitioning from brackish non-potable water to recycled water and lower reimbursements from construction projects.

Cost of Sales-Excluding Impact of Derivatives. The decrease was due primarily to lower recycling costs due to a decrease in recycling activity and lower purchases of brackish non-potable water from third-parties to meet customer needs due to the termination of a joint marketing agreement. These decreases were partially offset by costs incurred that will be reimbursed by producers for generator and fuel costs at various booster stations. In addition, we incurred trucking expenses for skim oil sales beginning during the three months ended September 30, 2023.

Derivative (Gain) Loss. During the nine months ended December 31, 2023, we had $2.0 million of net unrealized gains on derivatives and $1.1 million of net realized losses on derivatives. During the nine months ended December 31, 2022, we had $4.5 million of net unrealized gains on derivatives and $8.8 million of net realized losses on derivatives.

Operating and General and Administrative Expenses. The increase was due primarily to higher operating expenses due to increased produced water volumes processed. This increase was partially offset by lower generator rental expense due to renting fewer generators combined with reimbursement for this expense from certain customers, lower chemical expense due to purchasing fewer chemicals and using chemicals more efficiently, lower overhead costs and lower severance taxes due to a decrease in revenue from recovered crude oil partially offset by a severance tax refund in September 2023 related to prior periods.

Depreciation and Amortization Expense. The increase was due primarily to depreciation of newly developed facilities and infrastructure partially offset by certain long-term assets being fully amortized or impaired during the fiscal year ended March 31, 2023 and nine months ended December 31, 2023.

Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2023, we recorded a net loss of $17.1 million primarily related to the sale of certain assets and a net loss of $7.9 million related to the abandonment of certain capital projects and the retirement of certain assets. In addition, we recorded a gain of $3.2 million from insurance recoveries for certain saltwater disposal facilities and boosters damaged in a prior period. During the nine months ended December 31, 2022, we recorded a net loss of $11.8 million to write down the value of two inactive saltwater disposal facilities and damaged equipment at another saltwater disposal facility, as well as the abandonment of certain capital projects and the retirement of certain assets. We also recorded a net loss of $8.0 million primarily related to the sale of certain assets and a loss of $0.5 million related to the termination of a joint marketing agreement. In addition, we recorded a gain of $2.2 million from an insurance recovery for a saltwater disposal facility damaged in a prior period.

Crude Oil Logistics

The following table summarizes the operating results of our Crude Oil Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands, except per barrel amounts)
Revenues:
Crude oil sales	$1,337,311	$1,906,963	$(569,652)
Crude oil transportation and other	42,473	72,645	(30,172)
Total revenues (1)	1,379,784	1,979,608	(599,824)
Expenses:
Cost of sales-excluding impact of derivatives	1,266,498	1,823,514	(557,016)
Derivative loss (gain)	533	(7,213)	7,746
Operating expenses	29,767	38,563	(8,796)
General and administrative expenses	2,856	3,818	(962)
Depreciation and amortization expense	28,864	35,193	(6,329)
Loss (gain) on disposal or impairment of assets, net	2,471	(1,279)	3,750
Total expenses	1,330,989	1,892,596	(561,607)
Segment operating income	$48,795	$87,012	$(38,217)

Crude oil sold (barrels)	16,730	19,428	(2,698)
Crude oil transported on owned pipelines (barrels)	19,520	20,832	(1,312)
Crude oil storage capacity - owned and leased (barrels) (2)	5,232	5,232	—
Crude oil storage capacity leased to third-parties (barrels) (2)	2,250	2,000	250
Crude oil inventory (barrels) (2)	790	892	(102)
Crude oil sold ($/barrel)	$79.935	$98.155	$(18.220)
Cost per crude oil sold ($/barrel) (3)	$75.702	$93.860	$(18.158)
Crude oil product margin ($/barrel) (3)	$4.233	$4.295	$(0.062)

(1)    Revenues include $0.4 million and $7.8 million of intersegment sales during the nine months ended December 31, 2023 and 2022, respectively, that are eliminated in our unaudited condensed consolidated statements of operations.
(2)    Information is presented as of December 31, 2023 and December 31, 2022, respectively.
(3)    Cost and product margin per barrel excludes the impact of derivatives.

Crude Oil Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases were due primarily to a decrease in crude oil prices during the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022 and lower sales volumes due to lower production on acreage dedicated to us in the DJ Basin, and an increase in buy/sell transactions during the nine months ended December 31, 2023. Buy/sell transactions are transactions in which we purchase product from a counterparty and sell the same volumes of product to the same counterparty at a different location or time. The revenues, cost of sales and volumes are netted for these transactions.

During the nine months ended December 31, 2023, physical volumes on the Grand Mesa Pipeline averaged approximately 71,000 barrels per day, compared to approximately 76,000 barrels per day during the nine months ended December 31, 2022. Lower contracted volumes were shipped on the Grand Mesa Pipeline due to lower demand for heavier crude oil grades, lower crude oil prices and lower production on acreage dedicated to us in the DJ Basin. On December 6, 2023, we announced an open season for the Grand Mesa Pipeline. This open season ended at the close of business on January 5, 2024, and resulted in a new shipper with a five-year minimum volume commitment contract.

During the nine months ended December 31, 2023, product margin decreased primarily due to the lower contracted volumes shipped on the Grand Mesa Pipeline, which is discussed above. Crude oil product margin calculations do not include gains and losses from derivatives that may offset the movement in the physical margin.

Derivative Loss (Gain). Our cost of sales during the nine months ended December 31, 2023 included $61.1 million of net realized gains on derivatives, driven by decreasing crude oil prices, and $61.7 million of net unrealized losses on derivatives. The amounts in the previous sentence for the nine months ended December 31, 2023 include net realized gains of $60.9 million and net unrealized losses of $61.4 million associated with derivative instruments related to our hedge of the CMA

Differential Roll defined and discussed below under “Non-GAAP Financial Measures.” Our cost of sales during the nine months ended December 31, 2022 included $50.2 million of net realized losses on derivatives, driven by the increasing crude oil prices, and $57.4 million of net unrealized gains on derivatives. The amounts in the previous sentence for the nine months ended December 31, 2022 included net realized losses of $27.4 million and net unrealized gains of $35.3 million associated with derivative instruments related to our hedge of the CMA Differential Roll. The CMA hedge expired as of December 31, 2023 and we did not enter into another hedge.

Crude Oil Transportation and Other Revenues. The decrease was primarily due to the sale of our marine assets on March 30, 2023. In addition, we recognized lower pipeline tariff revenue due to the assignment of our commitment on a third-party pipeline.

Operating and General and Administrative Expenses. The decrease was primarily due to the sale of our marine assets on March 30, 2023. Additionally, the period benefitted from lower incentive compensation expense, as well as lower repairs and maintenance expense on leased rail cars returned to the lessor in the prior year.

Depreciation and Amortization Expense. The decrease was primarily due to the sale of our marine assets on March 30, 2023, and the impairment of certain terminal assets, which lowered their depreciable base, during the three months ended March 31, 2023.

Loss (Gain) on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2023, we recorded a net loss of $2.5 million primarily due to the retirement and sale of certain assets. During the nine months ended December 31, 2022, we recorded a net gain of $1.3 million primarily due to disposals and retirements of certain assets.

Liquids Logistics

The following table summarizes the operating results of our Liquids Logistics segment for the periods indicated:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Refined products sales:
Revenues-excluding impact of derivatives	$1,721,124	$1,994,123	$(272,999)
Cost of sales-excluding impact of derivatives	1,698,604	1,960,944	(262,340)
Derivative loss	40	1,596	(1,556)
Product margin	22,480	31,583	(9,103)

Propane sales:
Revenues	443,310	754,438	(311,128)
Cost of sales-excluding impact of derivatives	416,159	723,486	(307,327)
Derivative (gain) loss	(461)	18,304	(18,765)
Product margin	27,612	12,648	14,964

Butane sales:
Revenues	438,573	594,612	(156,039)
Cost of sales-excluding impact of derivatives	409,125	597,181	(188,056)
Derivative loss (gain)	2,017	(22,551)	24,568
Product margin	27,431	19,982	7,449

Other product sales:
Revenues-excluding impact of derivatives	731,681	812,398	(80,717)
Cost of sales-excluding impact of derivatives	734,371	761,761	(27,390)
Derivative (gain) loss	(13,586)	19,380	(32,966)
Product margin	10,896	31,257	(20,361)

Service revenues:
Revenues	11,551	11,394	157
Cost of sales	1,021	1,152	(131)
Product margin	10,530	10,242	288

Expenses:
Operating expenses	40,598	40,407	191
General and administrative expenses	5,834	6,254	(420)
Depreciation and amortization expense	8,035	10,194	(2,159)
(Gain) loss on disposal or impairment of assets, net	(9,375)	51	(9,426)
Total expenses	45,092	56,906	(11,814)
Segment operating income	$53,857	$48,806	$5,051

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands, except per gallon amounts)
Natural gas liquids and refined products storage capacity - owned and leased (gallons) (1)	157,409	159,999	(2,590)

Refined products sold (gallons)	631,802	566,997	64,805
Refined products sold ($/gallon)	$2.724	$3.517	$(0.793)
Cost per refined products sold ($/gallon) (2)	$2.689	$3.458	$(0.769)
Refined products product margin ($/gallon) (2)	$0.035	$0.059	$(0.024)
Refined products inventory (gallons) (1)	2,020	1,738	282

Propane sold (gallons)	524,007	639,686	(115,679)
Propane sold ($/gallon)	$0.846	$1.179	$(0.333)
Cost per propane sold ($/gallon) (2)	$0.794	$1.131	$(0.337)
Propane product margin ($/gallon) (2)	$0.052	$0.048	$0.004
Propane inventory (gallons) (1)	92,861	97,283	(4,422)

Butane sold (gallons)	394,118	409,137	(15,019)
Butane sold ($/gallon)	$1.113	$1.453	$(0.340)
Cost per butane sold ($/gallon) (2)	$1.038	$1.460	$(0.422)
Butane product margin (loss) ($/gallon) (2)	$0.075	$(0.007)	$0.082
Butane inventory (gallons) (1)	35,951	31,029	4,922

Other products sold (gallons)	276,898	294,965	(18,067)
Other products sold ($/gallon)	$2.642	$2.754	$(0.112)
Cost per other products sold ($/gallon) (2)	$2.652	$2.583	$0.069
Other products product (loss) margin ($/gallon) (2)	$(0.010)	$0.171	$(0.181)
Other products inventory (gallons) (1)	19,526	13,360	6,166

(1)    Information is presented as of December 31, 2023 and December 31, 2022, respectively.
(2)    Cost and product margin (loss) per gallon excludes the impact of derivatives.

Refined Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, during the nine months ended December 31, 2023 were primarily due to a decrease in sales prices during the current year due to lower commodity prices. This decrease was partially offset by an increase in volumes, as we have added new supply and customer contracts in certain markets.

Refined Products product margins, excluding the impact of derivatives, decreased during the nine months ended December 31, 2023. This decrease was due primarily to the higher margins generated in the prior year due to higher demand in several markets experiencing tighter supply. These supply issues returned to normal in the current year as supply issues were resolved and the supply/demand balance was restored.

Refined Products Derivative Loss. Our Refined Products product margin during the nine months ended December 31, 2023 included a realized loss of less than $0.1 million and the nine months ended December 31, 2022 included a realized loss of $1.6 million.

Propane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due to lower propane volumes during the nine months ended December 31, 2023. Propane volumes decreased during the nine months ended December 31, 2023 due to the sale of three terminals, the loss of certain supply contract, lower performing terminals being idled and a focus on more profitable markets and customers.

Propane product margins, excluding the impact of derivatives, decreased during the nine months ended December 31, 2023 primarily due the lower volumes, as discussed above, offset by a focus on more profitable markets and customers.

Propane Derivative (Gain) Loss. Our wholesale cost of propane sales included $6.2 million of net unrealized gains on derivatives and $5.8 million of net realized losses on derivatives during the nine months ended December 31, 2023. During the nine months ended December 31, 2022, our wholesale cost of propane sales included $10.7 million of net unrealized losses on derivatives and $7.6 million of net realized losses on derivatives.

Butane Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, during the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, were due primarily to lower butane prices. The decrease was also due to lower volumes during the first six months of the period as a result of weak spot demand, weak export demand and a change in strategy by a significant customer. This increase was partially offset by strong blending demand during the last three months of the period.

Butane product margins, excluding the impact of derivatives, increased during the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, primarily due to higher demand for butane blending which has tightened up the butane supply, causing sales differentials to increase. Also, in the prior year we were negatively impacted by lower location differentials as the product we contracted to purchase in the beginning of the season was continuing to compete with product purchased in the discounted market.

Butane Derivative Loss (Gain). Our cost of butane sales during the nine months ended December 31, 2023 included $4.2 million of net unrealized losses on derivatives and $2.2 million of net realized gains on derivatives. Our cost of butane sales included $5.7 million of net unrealized gains on derivatives and $16.9 million of net realized gains on derivatives during the nine months ended December 31, 2022.

Other Products Sales Revenues and Cost of Sales-Excluding Impact of Derivatives. The decreases in revenues and cost of sales, excluding the impact of derivatives, were due primarily to the decrease in market prices during the nine months ended December 31, 2023 as compared to the prior year period. Market prices for biodiesel decreased due to the EPA’s final RFS mandate which lowered the required amount of biodiesel to be blended, thus increasing the amount of supply in the market. The decrease was also the result of lower natural gasoline volumes due to the loss of certain supply contracts.

Other product sales product margins, excluding the impact of derivatives, during the nine months ended December 31, 2023 decreased due to the increased supply of biodiesel in the market due to the EPA’s final RFS mandate, which lowered biodiesel and RIN’s prices and delivery of biodiesel contracts entered into in the prior year, when prices were higher, for delivery in the current period when prices were declining. Cost of sales increased due to a lower of cost or net realizable value charge of $4.5 million primarily for biodiesel during the nine months ended December 31, 2023.

Other Products Derivatives (Gain) Loss. Our derivatives of other products during the nine months ended December 31, 2023 included $0.1 million of net unrealized losses on derivatives and $13.7 million of net realized gains on derivatives. Our derivatives of other products during the nine months ended December 31, 2022 included $0.1 million of net unrealized gains on derivatives and $19.5 million of net realized losses on derivatives.

Service Revenues and Cost of Sales. This revenue includes storage, terminaling and transportation services income. Revenues during the nine months ended December 31, 2023 remained consistent with the prior year but cost of sales decreased due to third-party costs.

Operating and General and Administrative Expenses. Operating and general and administrative expense during the nine months ended December 31, 2023 was consistent with the nine months ended December 31, 2022.

Depreciation and Amortization Expense. The decrease during the nine months ended December 31, 2023 was due to a customer relationship intangible asset being fully amortized as of June 30, 2023.

(Gain) Loss on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2023, we recorded a net gain of $9.4 million due to the sale of three terminals. During the nine months ended December 31, 2022, we recorded a net loss of $0.1 million primarily due to disposals of certain assets.

Corporate and Other

The operating loss within “Corporate and Other” includes the following components for the periods indicated:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands)
Cost of sales
Derivative gain	$(939)	$—	$(939)
Expenses:
General and administrative expenses	43,102	33,533	9,569
Depreciation and amortization expense	4,084	4,952	(868)
Gain on disposal or impairment of assets, net	(715)	(916)	201
Total expenses	46,471	37,569	8,902
Operating loss	$(45,532)	$(37,569)	$(7,963)

Cost of Sales - Derivative Gain. Our cost of sales during the nine months ended December 31, 2023 included $0.2 million of net realized losses on derivatives and $1.2 million of net unrealized gains on derivatives. We have entered into economic hedges to protect our liquidity positions and leverage from a significant increase in commodity prices that drive our working capital demands, as we experienced in the prior fiscal year, thus impacting our ability to reduce absolute indebtedness until commodity prices weakened. There were no open hedge positions as of December 31, 2023.

General and Administrative Expenses. The expenses during the nine months ended December 31, 2023 were higher than the nine months ended December 31, 2022 due to a reduction in our corporate overhead allocation to the other business segments, increased business insurance expense as we paid the insurance company to be released from any future supplementary calls on our indemnity policy related to our former crude marine business (which we sold on March 30, 2023), and increased insurance premiums.

Depreciation and Amortization Expense. The decrease during the nine months ended December 31, 2023 was due to software that became fully depreciated during the nine months ended December 31, 2023.

Gain on Disposal or Impairment of Assets, Net. During the nine months ended December 31, 2023, we sold an airplane for a gain of $0.7 million. During the nine months ended December 31, 2022, we sold an airplane for a gain of $1.3 million, which was partially offset by a loss recorded to write-off the remaining amount of a loan receivable, due July 31, 2023, that was prepaid by the debtor and an impairment loss recorded on the sublease of a building we were no longer using.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $1.8 million during the nine months ended December 31, 2023, compared to $3.1 million during the nine months ended December 31, 2022. The decrease of $1.3 million during the nine months ended December 31, 2023 was due primarily to lower earnings from certain membership interests related to specific land and water services operations partially offset by higher earnings from another entity due to a gain recognized on the sale of an airplane during the three months ended December 31, 2023 (see Note 12 to our unaudited condensed consolidated financial statements included in this Quarterly Report).

Interest Expense

The following table summarizes the components of our consolidated interest expense for the periods indicated:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands)
Senior secured notes	$115,313	$115,313	$—
Senior unsecured notes	31,557	60,028	(28,471)
Revolving credit facility	13,932	13,146	786
Other indebtedness	2,157	10,508	(8,351)
Total debt interest expense	162,959	198,995	(36,036)
Amortization of debt issuance costs	12,411	12,533	(122)
Total interest expense	$175,370	$211,528	$(36,158)

The debt interest expense decreased $36.0 million during the nine months ended December 31, 2023 primarily due to the repurchase of the 2023 Notes throughout the prior year, the redemption of the remaining 2023 Notes on March 31, 2023 and the repurchase of a portion of the outstanding 2025 Notes during the three months ended June 30, 2023 as discussed further in Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report. The decrease was also related to an accrual of a settlement of a claim for the failure to pay interest on royalty payments during the nine months ended December 31, 2022 (see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion).

Gain on Early Extinguishment of Liabilities, Net

Gain on early extinguishment of liabilities, net was $6.9 million during the nine months ended December 31, 2023, compared to $6.8 million during the nine months ended December 31, 2022. During the nine months ended December 31, 2023 and 2022, the net gain (inclusive of debt issuance costs written off) primarily relates to the early extinguishment of a portion of the outstanding Senior Unsecured Notes. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Other Income, Net

Other income, net of $1.1 million during the nine months ended December 31, 2023 consisted primarily of interest income on loan receivables (see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion). Other income, net of $28.7 million during the nine months ended December 31, 2022 consisted primarily of a settlement of a dispute associated with commercial activities not occurring in the current reporting periods.

Income Tax Expense

Income tax expense was $0.6 million during the nine months ended December 31, 2023, compared to income tax expense of $0.1 million during the nine months ended December 31, 2022. See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a further discussion.

Noncontrolling Interests

Noncontrolling interest income was $0.6 million during the nine months ended December 31, 2023, compared to $0.8 million during the nine months ended December 31, 2022. The decrease of $0.2 million during the nine months ended December 31, 2023 was due primarily to lower income from certain water solutions operations during the nine months ended December 31, 2023.

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

Other than for certain businesses within our Liquids Logistics segment, for purposes of our Adjusted EBITDA calculation, we make a distinction between realized and unrealized gains and losses on derivatives. During the period when a derivative contract is open, we record changes in the fair value of the derivative as an unrealized gain or loss. When a derivative contract matures or is settled, we reverse the previously recorded unrealized gain or loss and record a realized gain or loss. We do not draw such a distinction between realized and unrealized gains and losses on derivatives of certain businesses within our Liquids Logistics segment. The primary hedging strategy of these businesses is to hedge against the risk of declines in the value of inventory over the course of the contract cycle, and many of the hedges cover extended periods of time. The “inventory valuation adjustment” row in the reconciliation table reflects the difference between the market value of the inventory of these businesses at the balance sheet date and its cost. We include this in Adjusted EBITDA because the unrealized gains and losses associated with derivative contracts associated with the inventory of this segment, which are intended primarily to hedge inventory holding risk and are included in net income, also affect Adjusted EBITDA. In our Crude Oil Logistics segment, we purchase certain crude oil barrels using the West Texas Intermediate (“WTI”) calendar month average (“CMA”) price and sell the crude oil barrels using the WTI CMA price plus the Argus CMA Differential Roll Component (“CMA Differential Roll”) per our contracts. To eliminate the volatility of the CMA Differential Roll, we entered into derivative instrument positions in January 2021 to secure a margin of approximately $0.20 per barrel on 1.5 million barrels per month from May 2021 through December 2023. Due to the nature of these positions, the cash flow and earnings recognized on a GAAP basis differed from period to period depending on the current crude oil price and future estimated crude oil price which were valued utilizing third-party market quoted prices. We recognized in Adjusted EBITDA the gains and losses from the derivative instrument positions entered into in January 2021 to properly align with the physical margin we hedged each month through the term of this transaction. This representation aligns with management’s evaluation of the transaction. The derivative instrument positions we entered into related to the CMA Differential Roll expired as of December 31, 2023, and we have not entered into any new derivative instrument positions related to the CMA Differential Roll.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Net income	$45,767	$58,982	$93,615	$85,695
Less: Net income attributable to noncontrolling interests	(85)	(448)	(604)	(790)
Net income attributable to NGL Energy Partners LP	45,682	58,534	93,011	84,905
Interest expense	57,274	75,934	175,452	211,573
Income tax expense (benefit)	154	(252)	636	113
Depreciation and amortization	65,582	69,308	200,005	204,025
EBITDA	168,692	203,524	469,104	500,616
Net unrealized losses (gains) on derivatives	47,558	4,800	56,617	(56,930)
CMA Differential Roll net losses (gains) (1)	(64,381)	(8,678)	(71,285)	19,424
Inventory valuation adjustment (2)	709	(2,650)	(5,391)	(6,765)
Lower of cost or net realizable value adjustments	(575)	(12,568)	3,269	(11,711)
(Gain) loss on disposal or impairment of assets, net	(1,107)	8,290	13,904	15,775
Gain on early extinguishment of liabilities, net	—	(2,667)	(6,871)	(6,808)
Equity-based compensation expense	214	890	1,098	1,866
Acquisition expense (3)	—	—	47	—
Other (4)	560	2,315	2,047	3,907
Adjusted EBITDA	$151,670	$193,256	$462,539	$459,374

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
(4)    Amounts represent unrealized gains/losses on marketable securities and accretion expense for asset retirement obligations. Also, the amount for the nine months ended December 31, 2022 includes non-cash operating expenses related to our Grand Mesa Pipeline.

The following tables reconcile depreciation and amortization amounts per the EBITDA table above to depreciation and amortization amounts in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization per EBITDA table	$65,582	$69,308	$200,005	$204,025
Intangible asset amortization recorded to cost of sales	(65)	(68)	(195)	(205)
Depreciation and amortization attributable to unconsolidated entities	(195)	(193)	(547)	(557)
Depreciation and amortization attributable to noncontrolling interests	275	280	839	842
Depreciation and amortization per unaudited condensed consolidated statements of operations	$65,597	$69,327	$200,102	$204,105

	Nine Months Ended December 31,
	2023	2022
	(in thousands)
Depreciation and amortization per EBITDA table	$200,005	$204,025
Amortization of debt issuance costs recorded to interest expense	12,411	12,533
Amortization of royalty expense recorded to operating expense	185	185
Depreciation and amortization attributable to unconsolidated entities	(547)	(557)
Depreciation and amortization attributable to noncontrolling interests	839	842
Depreciation and amortization per unaudited condensed consolidated statements of cash flows	$212,893	$217,028

The following table reconciles interest expense per the EBITDA table above to interest expense in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Interest expense per EBITDA table	$57,274	$75,934	$175,452	$211,573
Interest expense attributable to unconsolidated entities	(53)	(14)	(82)	(45)
Interest expense per unaudited condensed consolidated statements of operations	$57,221	$75,920	$175,370	$211,528

The following tables reconcile operating income (loss) to Adjusted EBITDA by segment for the periods indicated:

	Three Months Ended December 31, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$74,270	$17,010	$22,449	$(11,940)	$101,789
Depreciation and amortization	52,643	9,545	2,438	971	65,597
Amortization recorded to cost of sales	—	—	65	—	65
Net unrealized (gains) losses on derivatives	(6,440)	51,984	3,581	(1,567)	47,558
CMA Differential Roll net losses (gains)	—	(64,381)	—	—	(64,381)
Inventory valuation adjustment	—	—	709	—	709
Lower of cost or net realizable value adjustments	—	785	(1,360)	—	(575)
(Gain) loss on disposal or impairment of assets, net	(478)	2,042	(1,639)	(715)	(790)
Equity-based compensation expense	—	—	—	214	214
Other income (expense), net	488	1	(8)	34	515
Adjusted EBITDA attributable to unconsolidated entities	715	—	7	42	764
Adjusted EBITDA attributable to noncontrolling interest	(362)	—	—	—	(362)
Other	449	58	60	—	567
Adjusted EBITDA	$121,285	$17,044	$26,302	$(12,961)	$151,670

	Three Months Ended December 31, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$59,721	$35,096	$20,513	$(12,660)	$102,670
Depreciation and amortization	52,591	11,664	3,417	1,655	69,327
Amortization recorded to cost of sales	—	—	68	—	68
Net unrealized (gains) losses on derivatives	—	(1,810)	6,610	—	4,800
CMA Differential Roll net losses (gains)	—	(8,678)	—	—	(8,678)
Inventory valuation adjustment	—	—	(2,650)	—	(2,650)
Lower of cost or net realizable value adjustments	—	(3,321)	(9,247)	—	(12,568)
Loss (gain) on disposal or impairment of assets, net	7,959	277	(1)	71	8,306
Equity-based compensation expense	—	—	—	890	890
Other income (expense), net	2	59	(1,481)	29,520	28,100
Adjusted EBITDA attributable to unconsolidated entities	1,357	—	21	45	1,423
Adjusted EBITDA attributable to noncontrolling interest	(747)	—	—	—	(747)
Other	829	(27)	1,513	—	2,315
Adjusted EBITDA	$121,712	$33,260	$18,763	$19,521	$193,256

	Nine Months Ended December 31, 2023
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$202,719	$48,795	$53,857	$(45,532)	$259,839
Depreciation and amortization	159,119	28,864	8,035	4,084	200,102
Amortization recorded to cost of sales	—	—	195	—	195
Net unrealized (gains) losses on derivatives	(1,969)	61,673	(1,908)	(1,179)	56,617
CMA Differential Roll net losses (gains)	—	(71,285)	—	—	(71,285)
Inventory valuation adjustment	—	—	(5,391)	—	(5,391)
Lower of cost or net realizable value adjustments	—	785	2,484	—	3,269
Loss (gain) on disposal or impairment of assets, net	21,840	2,471	(9,375)	(715)	14,221
Equity-based compensation expense	—	—	—	1,098	1,098
Acquisition expense	(28)	—	84	(9)	47
Other income, net	916	106	7	102	1,131
Adjusted EBITDA attributable to unconsolidated entities	1,974	—	(19)	137	2,092
Adjusted EBITDA attributable to noncontrolling interest	(1,450)	—	—	—	(1,450)
Other	1,747	139	168	—	2,054
Adjusted EBITDA	$384,868	$71,548	$48,137	$(42,014)	$462,539

	Nine Months Ended December 31, 2022
	Water Solutions	Crude Oil Logistics	Liquids Logistics	Corporate and Other	Consolidated
	(in thousands)
Operating income (loss)	$160,454	$87,012	$48,806	$(37,569)	$258,703
Depreciation and amortization	153,766	35,193	10,194	4,952	204,105
Amortization recorded to cost of sales	—	—	205	—	205
Net unrealized (gains) losses on derivatives	(4,464)	(57,390)	4,924	—	(56,930)
CMA Differential Roll net losses (gains)	—	19,424	—	—	19,424
Inventory valuation adjustment	—	—	(6,765)	—	(6,765)
Lower of cost or net realizable value adjustments	—	(2,247)	(9,464)	—	(11,711)
Loss (gain) on disposal or impairment of assets, net	17,935	(1,279)	51	(916)	15,791
Equity-based compensation expense	—	—	—	1,866	1,866
Other income (expense), net	10	390	(1,665)	29,996	28,731
Adjusted EBITDA attributable to unconsolidated entities	3,569	—	(3)	134	3,700
Adjusted EBITDA attributable to noncontrolling interest	(1,652)	—	—	—	(1,652)
Other	1,915	98	1,894	—	3,907
Adjusted EBITDA	$331,533	$81,201	$48,177	$(1,537)	$459,374

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

On February 2, 2024, we closed on our private offering of $2.2 billion of New Senior Secured Notes and we also entered into a new seven-year $700.0 million senior secured Term Loan B. The net proceeds from these transactions are being used (i) to fund the redemption, and related discharge of the indentures governing our existing 2025 Notes, 2026 Notes and 2026 Senior Secured Notes, including any applicable premiums and accrued and unpaid interest (as discussed further below), (ii) to pay fees and expenses in connection therewith, (iii) to repay borrowings under the ABL Facility and (iv) to the extent of any remaining net proceeds, for general corporate purposes.

We believe that our anticipated cash flows from operations and the borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs. Our borrowing needs vary during the year due in part to the seasonal nature of certain businesses within our Liquids Logistics segment. Our greatest working capital borrowing needs generally occur during the period of June through December, when we are building our natural gas liquids inventories in anticipation of the butane blending and heating seasons. Our working capital borrowing needs generally decline during the period of January through March, when the cash inflows from our Liquids Logistics segment are the greatest. In addition, our working capital borrowing needs vary with changes in commodity prices. A significant increase in commodity prices could drive up our working capital demands and limit our ability to continue to delever our balance sheet and restrict our financial flexibility. To protect our liquidity and leverage, we enter into economic hedges that mitigate this exposure when we are building inventory. There were no open hedge positions as of December 31, 2023.

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

Short-Term Liquidity

Our principal sources of short-term liquidity consist of cash flows from our operations and borrowings under the ABL Facility, which we believe will provide liquidity to operate our business, manage our working capital requirements and repay current maturities.

The ABL Facility commitments are $600.0 million which includes a sub-limit for letters of credit of $250.0 million. At December 31, 2023, $55.0 million had been borrowed under the ABL Facility and we had letters of credit outstanding of approximately $130.1 million. The ABL Facility is scheduled to mature at the earliest of (a) February 4, 2026 or (b) 91 days prior to the earliest maturity date in respect to any of our indebtedness in an aggregate principal amount of $50.0 million or greater, if such indebtedness is outstanding at such time, subject to certain exceptions.

On February 2, 2024, we amended the ABL Facility to, among other things, extend the maturity, provide for a new sub-limit for letters of credit, provide for an incremental facility and modify the applicable margin for loans under the ABL Facility.

For additional information related to the ABL Facility and the amendment, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

As of December 31, 2023, our current assets exceeded our current liabilities by approximately $252.6 million.

Long-Term Financing

We expect to fund our long-term financing requirements by issuing long-term notes, common units and/or preferred units, loans from financial institutions, asset securitizations or asset sales.

New Senior Secured Notes

On February 2, 2024, we closed on our private offering of $900.0 million of 8.125% senior secured notes that mature on February 15, 2029 (“2029 Senior Secured Notes”) and $1.3 billion of 8.375% senior secured notes that mature on February 15, 2032 (“2032 Senior Secured Notes”). Interest on the New Senior Secured Notes will be paid quarterly on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2024.

Term Loan B

On February 2, 2024, we entered into a new seven-year $700.0 million senior secured Term Loan B. The Term Loan B will mature on February 2, 2031 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount beginning with the fiscal quarter ended June 30, 2024, with the balance payable on maturity.

2026 Senior Secured Notes

On February 4, 2021, we issued $2.05 billion of our 7.5% senior secured notes due 2026 (“2026 Senior Secured Notes”) in a private placement. The 2026 Senior Secured Notes bear interest at 7.5%, which is payable on February 1 and August 1 of each year. The 2026 Senior Secured Notes mature on February 1, 2026. The 2026 Senior Secured Notes were issued pursuant to an indenture dated February 4, 2021 (“2026 Indenture”).

On January 19, 2024, we delivered notice to the holders of the 2026 Senior Secured Notes that we intend to redeem all of the existing 2026 Senior Secured Notes at 101.875% of the principal amount, together with accrued and unpaid interest. On February 6, 2024, we redeemed all of the outstanding 2026 Senior Secured Notes for total consideration of $2.1 billion which included the payment of accrued and unpaid interest of $2.1 million and a call premium of $38.4 million.

Senior Unsecured Notes

The senior unsecured notes include the 2025 Notes, which mature on March 1, 2025 and the 7.5% senior unsecured notes due 2026 (“2026 Notes”), which mature on April 15, 2026 (collectively, the “Senior Unsecured Notes”).

On January 19, 2024, we delivered notice to the holders of the 2025 Notes and the 2026 Notes that we intend to redeem all of the outstanding notes for each series at 100% of the principal amount, together with accrued and unpaid interest. We intend to redeem the 2025 Notes on February 20, 2024 and the 2026 Notes on April 14, 2024. A portion of the proceeds from the refinancing transaction, as described above, have been deposited with a trustee for each series of notes to satisfy and discharge each indenture. The total amount deposited with the trustee for the redemption of the 2025 Notes was $288.8 million, which included the payment of accrued and unpaid interest of $8.1 million. The total amount deposited with the trustee for the redemption of the 2026 Notes was $331.9 million, which included the payment of accrued and unpaid interest of $12.0 million.

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

	Capital Expenditures			Other
	Expansion	Maintenance	Acquisitions (1)	Investments (2)
	(in thousands)
Three Months Ended December 31,
2023	$33,060	$8,780	$—	$—
2022	$11,208	$11,464	$—	$—

Nine Months Ended December 31,
2023	$90,101	$41,665	$—	$258
2022	$74,151	$41,050	$—	$346

(1)    There were no acquisitions during the three months or nine months ended December 31, 2023 or 2022.
(2)    Amounts for the nine months ended December 31, 2023 and 2022 relate to contributions made to unconsolidated entities. There were no other investments during the three months ended December 31, 2023 or 2022.

Capital expenditures for the fiscal year ending March 31, 2024 are expected to be approximately $130 to $150 million.

Distributions Declared

The board of directors of our GP decided to temporarily suspend all distributions in order to deleverage our balance sheet until we meet the 4.75 to 1.00 total leverage ratio set forth within the 2026 Indenture. This resulted in the suspension of the quarterly common unit distributions, which began with the quarter ended December 31, 2020, and all preferred unit distributions, which began with the quarter ended March 31, 2021.

On February 6, 2024, the board of directors of our GP declared a cash distribution of 50% of the outstanding arrearages earned for the Class B preferred unit holders, Class C preferred unit holders, and Class D preferred unit holders through December 31, 2023. The distribution will be made on February 27, 2024 to the holders of record at the closing of trading on February 16, 2024. For additional information, see Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Cash Flows

The following table summarizes the sources (uses) of our cash flows for the periods indicated:

	Nine Months Ended December 31,
Cash Flows Provided by (Used in):	2023	2022
	(in thousands)
Operating activities, before changes in operating assets and liabilities	$312,848	$330,191
Changes in operating assets and liabilities	(88,907)	(123,326)
Operating activities	$223,941	$206,865
Investing activities	$(49,326)	$(72,067)
Financing activities	$(179,308)	$(134,086)

Operating Activities. The increase in net cash provided by operating activities during the nine months ended December 31, 2023 was due primarily to fluctuations in working capital, particularly accounts receivable and accounts payable, due to lower crude oil volumes and prices partially offset by increased sales and purchases of natural gas liquids. There were also fluctuations in inventory due to increased sales and purchases of natural gas liquids during the nine months ended December 31, 2023, and increased earnings from operations.

Investing Activities. Net cash used in investing activities was $49.3 million during the nine months ended December 31, 2023, compared to net cash used in investing activities of $72.1 million during the nine months ended December 31, 2022. The decrease in net cash used in investing activities was due primarily to:

•a $40.4 million increase in proceeds received primarily from the sale of certain saltwater disposal assets and the sale of three natural gas liquids terminals during the nine months ended December 31, 2023; and
•a decrease in capital expenditures from $122.4 million (includes payment of amounts accrued as of March 31, 2022) during the nine months ended December 31, 2022 to $119.9 million (includes payment of amounts accrued as of March 31, 2023) during the nine months ended December 31, 2023 due primarily to the timing of the expenditures in our Water Solutions segment.

These decreases in net cash used in investing activities were partially offset by a $21.6 million decrease in cash received to settle derivatives.

Financing Activities. Net cash used in financing activities was $179.3 million during the nine months ended December 31, 2023, compared to net cash used in financing activities of $134.1 million during the nine months ended December 31, 2022. The increase in net cash used in financing activities was due primarily to an increase in the repayment of debt related to the ABL Facility and Senior Unsecured Notes.

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

The ABL Facility is variable-rate debt with interest rates that are generally indexed to the prime rate or SOFR, an adjusted forward-looking term rate based on the secured overnight financing rate. At December 31, 2023, we had $55.0 million of outstanding borrowings under the ABL Facility at a weighted average interest rate of 9.07%. A change in interest rates of 0.125% would result in an increase or decrease of our annual interest expense of $0.1 million, based on borrowings outstanding at December 31, 2023.

The current distribution rate for the Class B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Class B Preferred Units”) is a floating rate of the three-month London Interbank Offered Rate (“LIBOR”) interest rate (5.59% for the quarter ended December 31, 2023) plus a spread of 7.213%. A change in interest rates of 0.125% would result in an increase or decrease of our Class B Preferred Unit distribution of $0.1 million, based on the Class B Preferred Units outstanding at December 31, 2023. Effective July 3, 2023, the reference to LIBOR in the formulation for the distribution rate in these securities was replaced with three-month CME Term SOFR, as calculated and published by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, in accordance with the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), and the rules implementing the LIBOR Act.

On and after April 15, 2024, distributions on the Class C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units will accumulate at a percentage of the $25.00 liquidation preference equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the amended and restated limited partnership agreement (“Partnership Agreement”)) plus a spread of 7.384%. On or after July 1, 2024, the holders of our Class D Preferred Units can elect, from time to time, for the distributions to be calculated based on a floating rate equal to the applicable three-month LIBOR interest rate (or alternative rate as determined in accordance with the Partnership Agreement) plus a spread of 7.00% (“Class D Variable Rate,” as defined in the Partnership Agreement). Each Class D Variable Rate election shall be effective for at least four quarters following such election.

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

The following table summarizes the hypothetical impact on the December 31, 2023 fair value of our commodity derivatives of an increase of 10% in the value of the underlying commodity (in thousands):

Increase (Decrease) To Fair Value
Crude oil (Water Solutions segment)	$152
Crude oil (Crude Oil Logistics segment)	$(3,847)
Propane (Liquids Logistics segment)	$(3,304)
Butane (Liquids Logistics segment)	$(2,944)
Refined Products (Liquids Logistics segment)	$(2,517)
Other Products (Liquids Logistics segment)	$(3,019)
Canadian dollars (Liquids Logistics segment)	$124

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

At December 31, 2023, our primary counterparties were retailers, resellers, energy marketers, producers, refiners, and dealers.

Fair Value

We determine the fair value of our exchange traded derivative financial instruments utilizing publicly available prices, and for non-exchange traded derivative financial instruments, we utilize pricing models for similar instruments including publicly available prices and forward curves generated from a compilation of data gathered from third-parties.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our GP, as appropriate, to allow timely decisions regarding required disclosure.

We completed an evaluation under the supervision and with participation of our management, including the principal executive officer and principal financial officer of our GP, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2023. Based on this evaluation, the principal executive officer and principal financial officer of our GP have concluded that as of December 31, 2023, such disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During November 2023, 21,302 common units were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are deeming the surrenders to be “repurchases.” The average price paid per common unit was $3.95. These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

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

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended December 31, 2023, no director or officer of the Partnership adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description
4.1
Indenture, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Finance Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

4.2
Form of 8.125% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 and included as Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

4.3
Form of 8.375% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.3 and included as Exhibit B to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

10.1
Term Loan Credit Agreement, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, Toronto Dominion (Texas) LLC, as administrative agent, collateral agent and a lender, and certain financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

10.2
Fifth Amendment to Credit Agreement, dated as of February 2, 2024, by and among NGL Energy Operating LLC, NGL Energy Partners LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35172) filed with the SEC on February 2, 2024)

22.1
List of Issuers and Guarantor Subsidiaries of NGL Energy Partners LP (incorporated by reference to Exhibit 22.1 to the Quarterly Report on Form 10-Q (File No. 001-35172) for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023)

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

*    Exhibits filed with this report.
**    The following documents are formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2023 and March 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended December 31, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended December 31, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGL Energy Partners LP

	By:	NGL Energy Holdings LLC, its general partner

Date: February 8, 2024		By:	/s/ H. Michael Krimbill
H. Michael Krimbill
Chief Executive Officer

Date: February 8, 2024		By:	/s/ Bradley P. Cooper
Bradley P. Cooper
Chief Financial Officer